Form 10-K
period 1993-12-31
PROTECTIVE LIFE CORP
filed 1994-03-25
CIK 355429

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                            -----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993       COMMISSION FILE NUMBER 0-9924


                                     [Logo]

                           PROTECTIVE LIFE CORPORATION
             (Exact name of Registrant as specified in its charter)

                             2801 HIGHWAY 280 SOUTH
                           BIRMINGHAM, ALABAMA  35223
          (Address of principal executive offices, including zip code)

                   DELAWARE                   95-2492236
        (State or other jurisdiction of      (IRS Employer
        incorporation or organization)    Identification No.)

        Registrant's telephone number, including area code (205) 879-9230


           Securities registered pursuant to Section 12(b) of the Act:

                          COMMON STOCK, $0.50 PAR VALUE
                                (Title of class)

        JUNIOR PARTICIPATING CUMULATIVE PREFERRED STOCK, $1.00 PAR VALUE
                                (Title of class)

                              Name of each exchange
                               on which registered
                             NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                        PREFERRED STOCK, $1.00 PAR VALUE
                                (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X   No
                                    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 11, 1994: $470,959,808
Number of shares of Common Stock, $0.50 Par Value, outstanding as of March 11, 1994: 13,693,244

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1993 Annual Report To Stockholders (the "1993 Annual Report To Stockholders") are incorporated by reference into Parts I, II, and IV of this Report.

Portions of the Registrant's Proxy Statement dated March 25, 1994, are incorporated by reference into Part III of this Report.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                           PROTECTIVE LIFE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1993

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . .        3

Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . .       19

Item 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . .       19

Item 4.   Submission of Matters to a Vote of Security Holders   . . . .       19


                                     PART II

Item 5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters  . . . . . . . . . . . . . . . .       20

Item 6.   Selected Financial Data   . . . . . . . . . . . . . . . . . .       21

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . .       22

Item 8.   Financial Statements and Supplementary Data   . . . . . . . .       22

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure   . . . . . . . . . . . .       24


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant  . . . . .       24

Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . .       26

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . . .       26

Item 13.  Certain Relationships and Related Transactions  . . . . . . .       26


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .       26

                                     PART I

ITEM 1.   BUSINESS

        Protective Life Corporation is an insurance holding company, whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("Protective Life") is the Company's principal operating subsidiary. Unless the context otherwise requires, the "Company" refers to the consolidated group of Protective Life Corporation and its subsidiaries. The Company has five marketing divisions: Agency, Group, Guaranteed Investment Contracts, Financial Institutions, and Investment Products. The Company has two additional business segments: Acquisitions and Corporate and Other.

        The following table sets forth revenues, income before income tax, and identifiable assets for the Company's business segments.




                                                 1993          1992           1991            1990           1989
                                                 ----          ----           ----            ----           ----
                                                                        (dollars in thousands)
TOTAL REVENUES:
   Agency . . . . . . . . . . . . . . .      $   111,654    $   90,690      $   80,592     $   73,113     $   66,960
   Group  . . . . . . . . . . . . . . .          143,423       129,778         129,576        133,235        121,533
   Financial Institutions . . . . . . .           97,511        64,376          36,041         39,341         29,818
   Investment Products  . . . . . . . .           80,115        55,768          35,742         16,008          7,451
   Guaranteed Investment Contracts  . .          167,233       138,616         104,803         35,739            259
   Acquisitions . . . . . . . . . . . .          123,855        93,634          95,847         79,769         87,061
   Corporate and Other  . . . . . . . .           33,970        54,613          36,032         15,040         11,432
   Unallocated Realized Investment
     Gains(Losses)  . . . . . . . . . .            1,876        (1,449)         (2,685)        (1,759)           209
                                             -----------     ----------     ----------     ----------     ----------
                                             $   759,637     $ 626,026      $  515,948     $  390,486     $  324,723
                                             -----------     ---------      ----------     ----------     ----------
                                             -----------     ---------      ----------     ----------     ----------

   Agency . . . . . . . . . . . . . . .             14.7%         14.5%           15.6%          18.7%          20.6%
   Group  . . . . . . . . . . . . . . .             18.9          20.7            25.1           34.1           37.4
   Financial Institutions . . . . . . .             12.9          10.2             7.0           10.1            9.2
   Investment Products  . . . . . . . .             10.6           8.9             6.9            4.1            2.3
   Guaranteed Investment Contracts  . .             22.0          22.2            20.4            9.2            0.1
   Acquisitions . . . . . . . . . . . .             16.3          15.0            18.5           20.4           26.8
   Corporate and Other  . . . . . . . .              4.4           8.7             7.0            3.8            3.5
   Unallocated Realized Investment
     Gains(Losses)  . . . . . . . . . .              0.2          (0.2)           (0.5)          (0.4)           0.1
                                             -----------     ----------     ----------     ----------     ----------
                                                   100.0%        100.0%          100.0%         100.0%         100.0%
                                             -----------     ----------     ----------     ----------     ----------
                                             -----------     ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAX:

   Agency . . . . . . . . . . . . . . .     $     20,064    $   12,985      $   12,087     $    9,877     $    3,703
   Group  . . . . . . . . . . . . . . .           10,394         7,731           8,146          6,193          6,059
   Financial Institutions . . . . . . .            8,196         5,411           4,447          3,120          2,964
   Investment Products  . . . . . . . .            2,931         4,601             391         (1,351)        (1,423)
   Guaranteed Investment Contracts* . .           25,405        14,533           9,933          2,919           (289)
   Acquisitions . . . . . . . . . . . .           29,845        20,031          23,494         17,659         17,736
   Corporate and Other* . . . . . . . .          (13,667)       (3,896)         (4,110)         3,624          3,327
   Unallocated Realized Investment
     Gains(Losses)  . . . . . . . . . .            1,876        (1,449)         (2,685)        (1,759)           209
                                             -----------     ----------     ----------     ----------     ----------
                                             $    85,044     $  59,947     $    51,703     $   40,282     $   32,286
                                             -----------     ----------     ----------     ----------     ----------
                                             -----------     ----------     ----------     ----------     ----------

   Agency . . . . . . . . . . . . . . .             23.6%         21.7%           23.4%          24.5%          11.5%
   Group  . . . . . . . . . . . . . . .             12.2          12.9            15.8           15.4           18.8
   Financial Institutions . . . . . . .              9.6           9.0             8.6            7.8            9.2
   Investment Products  . . . . . . . .              3.5           7.7             0.8           (3.4)          (4.4)
   Guaranteed Investment Contracts  . .             29.9          24.2            19.1            7.3           (0.9)
   Acquisitions . . . . . . . . . . . .             35.1          33.4            45.4           43.8           54.9
   Corporate and Other  . . . . . . . .            (16.1)         (6.5)           (7.9)           9.0           10.3
   Unallocated Realized Investment
     Gains(Losses)  . . . . . . . . . .              2.2          (2.4)           (5.2)          (4.4)           0.6
                                             -----------     ----------     ----------     ----------     ----------
                                                   100.0%        100.0%          100.0%         100.0%         100.0%
                                             -----------     ----------     ----------     ----------     ----------
                                             -----------     ----------     ----------     ----------     ----------

IDENTIFIABLE ASSETS:

   Agency . . . . . . . . . . . . . . .      $   642,325    $  507,460      $  412,019     $  343,414     $  301,910
   Group  . . . . . . . . . . . . . . .          208,968       161,744         149,218        140,180        136,963
   Financial Institutions . . . . . . .          192,486       146,713          67,404         63,141         45,416
   Investment Products  . . . . . . . .          879,365       686,503         432,054        233,205         74,277
   Guaranteed Investment Contracts  . .        2,041,564     1,696,786       1,291,743        740,137         52,510
   Acquisitions . . . . . . . . . . . .        1,145,357       599,022         576,549        610,867        461,501
   Corporate and Other  . . . . . . . .          205,940       208,439         191,303        200,253        159,703
                                             -----------     ----------     ----------     ----------     ----------
                                              $5,316,005    $4,006,667      $3,120,290     $2,331,197     $1,232,280
                                             -----------     ----------     ----------     ----------     ----------
                                             -----------     ----------     ----------     ----------     ----------
   Agency . . . . . . . . . . . . . . .             12.1%         12.7%           13.2%          14.7%          24.5%
   Group  . . . . . . . . . . . . . . .              3.9           4.0             4.8            6.0           11.1
   Financial Institutions . . . . . . .              3.6           3.7             2.2            2.7            3.7
   Investment Products  . . . . . . . .             16.6          17.1            13.8           10.0            6.0
   Guaranteed Investment Contracts  . .             38.4          42.3            41.4           31.8            4.3
   Acquisitions . . . . . . . . . . . .             21.5          15.0            18.5           26.2           37.5
   Corporate and Other  . . . . . . . .              3.9           5.2             6.1            8.6           12.9
                                             -----------     ----------     ----------     ----------     ----------
                                                   100.0%        100.0%          100.0%         100.0%         100.0%
                                             -----------     ----------     ----------     ----------     ----------
                                             -----------     ----------     ----------     ----------     ----------


*Income before income tax for the Guaranteed Investment Contracts Division has not been reduced by pretax minority interest of
$1,631 in 1991 and $1,326 in 1990.  Income before income tax for the Corporate and Other segment has not been reduced by pretax minority interest of $19 in 1993 and $90 in 1992 and 1991.


     The primary components of revenues are premiums and policy fees, net investment income, and realized investment gains or losses. Premiums and policy fees are attributable directly to each business segment. Net investment income is allocated based on directly related assets required for transacting that segment of business. Realized investment gains or losses and expenses are allocated to the business segments in a manner that most appropriately reflects the operations of that segment. Unallocated realized investment gains or losses are deemed not to be associated with any specific business segment. Assets are allocated based on policy liabilities and deferred policy acquisition costs directly attributable to each segment.

AGENCY DIVISION

     Since 1983, the Agency Division has utilized a distribution system based on experienced independent personal producing general agents who are recruited by regional sales managers. At December 31, 1993, there were 26 regional sales managers located in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Michigan, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Oregon, Texas, and Wisconsin. During 1993, the Division had approximately 12,847 independent personal producing general agents, brokers, and other agents under contract of whom approximately 517 received first year commissions in excess of $10,000 from the Company. In 1993, the Division began distributing insurance products through securities broker-dealers. The Division also distributes insurance products through the payroll deduction market.

     Current marketing efforts in the Agency Division are directed toward the Company's various universal life products and products designed to compete in the term marketplace. Universal life products combine traditional life insurance protection with the ability to tailor a more flexible payment schedule to the individual's needs, provide an accumulation of cash values on which income taxes are deferred, and permit the Company to change interest rates credited on policy cash values as often as monthly to reflect current market rates. The Company currently emphasizes back-end loaded universal life policies which reward the continuing policyholder and which should maintain the persistency of its universal life business. The products designed to compete in the term marketplace are term-like policies with guaranteed level premiums for the first 15 years which provide a competitive net cost to the insured.

     The Division's total revenues and income before income tax have increased each year from 1989 through 1993 primarily due to a growing block of business brought about by sales and improved persistency.

GROUP DIVISION

     The Company markets its group insurance products primarily in the southeastern and southwestern United States using the services of brokers who specialize in group products. Sales offices in Alabama, Florida, Georgia, Illinois, Missouri, North Carolina, Ohio, Oklahoma, Tennessee, and Texas are maintained to serve these brokers.

     The Group Division offers substantially all forms of group insurance customary in the industry, making available complete packages of life and accident and health insurance to employers. The life and accident and health insurance packages include hospital and medical coverages as well as dental and disability coverages. To address rising health care costs, the

Division provides cost containment services such as utilization review and catastrophic case management. Group policies are directed primarily at employers and associations with between 25 and 1,000 employees.

     Two new marketing initiatives will permit direct sales to employers (by full-time Company employees) of cancer, dental, and other supplemental insurance coverages. The Division hopes to have these initiatives fully operational in 1994.

     Group accident and health insurance is generally considered to be cyclical. Profits rise or fall as competitive forces allow or prevent rate increases to keep pace with changes in group health medical costs. The Company is placing marketing emphasis on other health insurance products which are not as subject to medical cost inflation. These products include dental insurance policies and hospital indemnity policies which are distributed nationally through the Division's existing distribution system, as well as through joint marketing arrangements with independent marketing organizations, and through reinsurance contracts with other insurers. These products also include an individual cancer insurance policy marketed through a nationwide network of agents. It is anticipated that a significant part of the growth in the Company's health insurance premium income in the next several years will be from products like dental and individual cancer insurance which have not been as subject to medical cost inflation as traditional group health products.

     The Division's total revenues have increased each year from 1989 through 1993 primarily due to increased sales. Income before income tax has increased each year except in 1992 which was lower than the preceding year due to less favorable life and health claims experience.

FINANCIAL INSTITUTIONS DIVISION

     The Financial Institutions Division specializes in marketing insurance products through commercial banks, savings and loan associations, and mortgage bankers. The Division markets an array of life and health products, the majority of which are used to secure consumer and mortgage loans made by financial institutions located primarily in the southeastern United States. The Division also markets life and health products through the consumer finance industry and through automobile dealerships. The Division markets through both employee field representatives and brokers. The Division also offers certain products through direct mail solicitation to customers of financial institutions.

     In July 1992, in a major expansion of the Division, the Company acquired the credit insurance business of Durham Life Insurance Company ("Durham") which more than doubled the reserves the Company then held for its existing credit insurance activities. The acquisition provided significant market share in the southeastern states not previously covered by the Company. The larger size of the Division has allowed it to lower unit costs through economies of scale.

     After increases in total revenues in 1989 and 1990, the Division experienced a reduction in 1991 revenues that was largely recession-related, reflecting the fact that the demand for credit life and credit health insurance is related to the level of loan demand. Total revenues significantly increased in 1992 and 1993 due to the Durham acquisition and increased sales. The

Division's income before income tax has increased each year since 1989 due to a related increase in loan demand.

INVESTMENT PRODUCTS DIVISION

     The Investment Products Division manufactures, sells, and supports annuity products. These products are sold through the Agency Division, financial institutions, and broker-dealer distribution channels. This Division was formed to respond to an increased consumer demand for savings vehicles.

     In April 1990, the Company began sales of modified guaranteed annuity products ("MGA products") which guarantee a compounded interest rate for a fixed term. MGA products provide the Company a greater degree of protection from changes in interest rates, because contract values are "market-value adjusted" upon surrender prior to maturity.

     During 1992, the Company acquired a marketing company that had previously been under contract with the Company to distribute annuities. This acquisition improved the Division's ability to distribute the Company's annuity products.

     In late 1992, the Division ceased sales of single premium deferred annuities in an effort to focus marketing efforts on products with less disintermediation risk such as the MGA. Also, in 1993, the Division initiated development of variable annuity products, for introduction in early 1994, to broaden the Division's product line.

     The Division also includes Protective Equity Services, Inc. ("PES"), a securities broker-dealer subsidiary. Through PES, licensed members of the Company's field force can sell stocks, bonds, mutual funds, and other financial instruments that may be manufactured or issued by companies other than the Company. The Company's MGA products are also sold through PES.

     The Division's total revenues have increased each year since 1989 as annuity account balances have increased. Income before income tax has improved each year since 1989, except for 1993. In 1993, the Division's results reflect an increase of $3.2 million of amortization of deferred policy acquisition costs.

GUARANTEED INVESTMENT CONTRACTS DIVISION

     In November 1989, the Company began selling guaranteed investment contracts ("GICs"). The Company's GICs are contracts, generally issued to a 401(k) or other retirement savings plan, which guarantee a fixed return on deposits from the plan for a specified period and often provide flexibility for withdrawals, in keeping with the benefits provided by the plan. The Company also offers a related product which is purchased primarily as a temporary investment vehicle by the trustees of escrowed municipal bond proceeds. GICs are sold to customers through a network of specialized GIC managers, consultants, and brokers.

     The Company entered the GIC business in 1989 through a joint venture. The joint venture arrangement was ended in 1991.

     Life insurer credit concerns and a demand shift to non-traditional GIC alternatives have generally caused the GIC market to contract somewhat. Management believes that, due to its credit position, Protective Life remains well positioned in this market. The Company anticipates broadening its GIC marketing capability by introducing new products in 1994. Management believes that the introduction of these new products should enhance the Company's ability to compete in the marketplace by broadening the Division's product line.

     The Division's total revenues and income before income tax have significantly increased each year since 1989 as GIC account balances have increased. The rate of growth in GIC account balances will most likely significantly decrease as the number of maturing contracts increases.

     The assets supporting the Company's GIC and annuity businesses are generally susceptible to interest rate and asset/liability matching risks. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1993 Annual Report to Stockholders.

ACQUISITIONS DIVISION

     The Company actively seeks to acquire blocks of insurance policies. These acquisitions may be accomplished through acquisitions of companies or through the assumption or reinsurance of policies. Reinsurance transactions may be made from court-administered insolvent companies or from companies otherwise divesting themselves of blocks of business. Most acquisitions do not include the Company's acquisition of an active sales force, but some do. Blocks of policies acquired through the Acquisitions Division are administered as "closed" blocks; i.e., no new policies are being sold. Therefore, the amount of insurance in force for a particular acquisition is expected to decline with time due to lapses and deaths of the insureds. The experience of the Company has been that acquired or reinsured business can be administered more efficiently by the Company than by previous management or court administrators. In addition, in some instances a supervising court may permit legal modification of the terms of reinsured policies to increase the profitability of the reinsurance (and thus encourage such transactions).

     More than twenty separate transactions were made between 1970 and 1987. From 1987 through 1989, the Company encountered more competition concerning acquisitions; however, it did not change its strategy concerning the margins it sought from acquisitions. Consequently, no material transactions were entered into from 1987 to 1989.

     The environment for acquisitions has become more favorable since 1989 and management believes that this favorable environment likely will continue into the immediate future. Insurance companies are facing heightened regulatory and market pressure to increase statutory capital and thus may seek to increase capital by selling blocks of policies. Insurance companies also appear to be selling blocks of policies in conjunction with programs to narrow strategic focus. In addition, smaller companies without strong ratings may face difficulties in marketing and thus may seek to be acquired.

     Several states have enacted statutes that allow policyholders to "opt out" of an assumption reinsurance transaction; this environment appears to have caused sellers to place more emphasis on the financial condition and acquisition experience of the purchaser which management believes will favorably impact the Company's competitive position. However, it appears that other companies are entering this market and therefore the Company may face increased competition in future acquisitions.

     Total revenues and income before income tax from the Acquisitions Division are expected to decline with time unless new acquisitions are made. Therefore, the Division's revenues and earnings may fluctuate from year-to-year depending upon the level of acquisition activity. Revenues and earnings declined in 1990 and 1992, but increased in 1991 and 1993 due to new acquisitions.

     In the fourth quarter of 1990, Protective Life reinsured two separate blocks of insurance. In the first quarter of 1992, Employers National Life Insurance Company, a small Texas insurance company, was purchased and merged into Protective Life. In the third quarter of 1993, Protective Life acquired Wisconsin National Life Insurance Company and coinsured a small block of universal life policies.

CORPORATE AND OTHER

     The Corporate and Other segment consists of several small insurance lines of business, net investment income and expenses not attributable to the business segments described above (including interest on substantially all debt), the earnings of Southeast Health Plan, Inc. ("SEHP"), and the operations of several small noninsurance subsidiaries. The earnings of this segment may fluctuate from year to year.

     In 1988, the Company acquired convertible preferred stock of SEHP, a Birmingham-based health maintenance organization. In August 1991, the Company converted the preferred stock into 80% of the common stock of SEHP. In August 1993, the Company sold its interest in SEHP.

     In 1991, this segment's earnings were reduced from 1990 levels as a result of interest on debt relating to a 1990 reinsurance transaction, a write-off of certain computer equipment, and losses at SEHP.

     In 1992, Corporate and Other earnings were slightly higher due to SEHP having a $0.6 million profit compared to the loss in 1991, the SEHP increase being largely offset by several factors of negative effect.

     In 1993, the Company changed the method used to apportion net investment income within the Company. This change resulted in increased income attributable to the Agency, Investment Products, and Acquisitions Divisions of $3.0 million, $2.0 million, and $2.6 million, respectively, while decreasing income of the Corporate and Other segment.

INSURANCE IN FORCE

     The Company's total consolidated life insurance in force at December 31, 1993 was $42.5 billion. The following table shows sales by face amount and insurance in force for the Company's business segments.



                                                         YEAR ENDED DECEMBER 31
                                     ------------------------------------------------------------
                                         1993        1992        1991        1990         1989
                                     ----------- ----------- ----------- -----------  -----------
                                                        (dollars in thousands)
New Business Written
  Agency . . . . . . . . . . . . .   $ 4,440,510 $ 4,877,038 $ 4,244,903 $ 3,581,071  $ 3,320,370
  Group. . . . . . . . . . . . . .       252,345     328,258     390,141     852,893      595,053
  Financial Institutions . . . . .     2,776,276   1,149,265   1,057,886   1,095,595      865,889
                                     ----------- ----------- ----------- -----------  -----------
    Total. . . . . . . . . . . . .   $ 7,469,131 $ 6,354,561 $ 5,692,930 $ 5,529,559  $ 4,781,312
                                     ----------- ----------- ----------- -----------  -----------
                                     ----------- ----------- ----------- -----------  -----------

Business Acquired
  Financial Institutions . . . . .               $ 1,432,338
  Acquisitions . . . . . . . . . .   $ 4,378,812   1,302,330             $ 1,570,401
                                     ----------- ----------- ----------- -----------  -----------
    Total. . . . . . . . . . . . .   $ 4,378,812 $ 2,734,668 $         0 $ 1,570,401  $         0
                                     ----------- ----------- ----------- -----------  -----------
                                     ----------- ----------- ----------- -----------  -----------

Insurance in Force at End of Year(1)
  Agency . . . . . . . . . . . . .   $22,975,577 $20,634,927 $16,655,923 $13,850,255  $11,889,328
  Group. . . . . . . . . . . . . .     6,716,724   6,315,410   7,088,931   6,817,663    6,756,661
  Financial Institutions . . . . .     4,306,179   3,690,610   2,446,815   2,319,150    2,220,733
  Acquisitions . . . . . . . . . .     8,452,114   3,836,066   4,385,948   5,290,020    4,278,356
                                     ----------- ----------- ----------- -----------  -----------
    Total. . . . . . . . . . . . .   $42,450,594 $34,477,013 $30,577,617 $28,277,088  $25,145,078
                                     ----------- ----------- ----------- -----------  -----------
                                     ----------- ----------- ----------- -----------  -----------


(1)  Reinsurance assumed has been included; reinsurance ceded (1993-$7,484,566; 1992-$6,982,127;
     1991-$5,292,080; 1990-$3,597,097; 1989-$2,547,941) has not been deducted.


     The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to surrenders and lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions and assumptions was:


                                                      RATIO OF
                       YEAR ENDED                    VOLUNTARY
                       DECEMBER 31                  TERMINATIONS
                       -----------                  ------------
                          1989  . . . . . . . . . .     14.0%
                          1990  . . . . . . . . . .     11.6
                          1991  . . . . . . . . . .      8.9
                          1992  . . . . . . . . . .      9.0
                          1993  . . . . . . . . . .      8.7


     Net terminations reflect voluntary lapses and cash surrenders, some of which may be due to the replacement of the Company's products with competitors' products. Also, a higher percentage of voluntary lapses typically occurs in the first 15 months of a policy, and accordingly, lapses will tend to increase or decrease in proportion to the change in new insurance written during the immediately preceding periods.

     The amount of investment products in force is measured by account balances. The following table shows guaranteed investment contract and annuity account balances.


                              GUARANTEED      MODIFIED
                   YEAR ENDED INVESTMENT     GUARANTEED    FIXED
                  DECEMBER 31  CONTRACTS      ANNUITIES  ANNUITIES
                  ----------- ----------     ----------  ---------
                             (dollars in thousands)
                      1989    $   45,578                 $ 97,710
                      1990       726,866      $ 37,063    205,032
                      1991     1,264,603       115,477    324,662
                      1992     1,694,530       299,608    374,451
                      1993     2,015,075       468,689    537,053


UNDERWRITING

     The underwriting policies of the Company's insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, rated, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most ordinary insurance applied for by applicants over age 50. In the case of "simplified issue" policies, which are issued primarily through the Financial Institutions Division and the payroll deduction market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than "simplified issue" policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for rating and in some instances, full or partial reinsurance of the substandard risk.

     The Company's insurance subsidiaries require blood samples to be drawn with ordinary insurance applications for coverage at $100,000 (ages 16-50) or $150,000 (age 51 and above). Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

     Group insurance underwriting policies, which are administered by experienced group underwriters, are similar to the underwriting policies of other major group insurers. The underwriting policies are designed for single employer groups. Initial premium rates are based on prior claim experience and manual premium rates with relative weights depending on the size of the group and the nature of the benefits.

INVESTMENTS

     The Company's investment philosophy is to maintain a portfolio that is matched with respect to yield, risk, and cash flow characteristics to its liabilities. The types of assets in which the Company may invest are governed by state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the composition of the investment portfolio by asset type and credit exposure. Because liquidity is important, the Company continually balances maturity against yield and quality considerations in selecting new investments.

     The Company's asset/liability matching practices involve monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics.

     In accordance with current generally accepted accounting principles, most of the Company's fixed maturities, equity securities, and short-term investments are valued at market. Mortgage loans, investment real estate, policy loans, and
other long-term investments are valued at amortized cost.   The following table
shows the Company's investments at December 31, 1993, valued on the basis of generally accepted accounting principles.


                                                          PERCENT OF TOTAL
                                          ASSET VALUE        INVESTMENTS
                                     -------------------- ----------------
                                    (dollars in thousands)
 Fixed maturities:
    Bonds:
     Mortgage-backed securities          $1,561,587           32.8%
     United States Government
         and government agencies
         and authorities                     92,190            1.9
     States, municipalities, and
         political subdivisions              15,155            0.3
     Public utilities                       343,623            7.2
     Convertibles and bonds
         with warrants attached               1,254            0.0
     All other corporate bonds              850,616           17.9
    Bank loan participations                151,278            3.2
    Redeemable preferred stocks              35,589            0.7
                                         ----------          -----
         Total fixed maturities           3,051,292           64.0
                                         ----------          -----

 Equity securities:
    Common stocks - industrial,
     miscellaneous, and all other            36,253            0.8
    Nonredeemable preferred stocks            4,343            0.1
                                         ----------          -----
         Total equity securities             40,596            0.9
                                         ----------          -----

 Mortgage loans on real estate            1,407,744           29.5
 Investment real estate                      22,061            0.5
 Policy loans                               141,135            3.0
 Other long-term investments                 20,191            0.4
 Short-term investments                      83,692            1.7
                                         ----------          -----
         Total investments               $4,766,711          100.0%
                                         ----------          -----
                                         ----------          -----


     Approximately 51% of the Company's bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are based upon residential mortgages which have been pooled into securities. Mortgage-backed securities may have greater cash flow volatility as a result of the pass-through of prepayments of principal on the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates.

     In management's view, the overall quality of the Company's investment portfolio continues to be strong. The following table shows the approximate percentage distribution of the Company's fixed maturities by rating (utilizing Standard & Poor Corporation's rating categories) at December 31, 1993:


                                                   PERCENT OF
                                                      FIXED
                    TYPE                           MATURITIES
                    ----                           ----------
                    Bonds
                      AAA                              52.5%
                      AA                                7.8
                      A                                15.1
                      BBB                              16.2
                      BB or Less                        2.2
                    Bank Loan Participations
                      Investment Grade                  1.0
                      Non-Investment Grade              4.0
                    Redeemable Preferred Stock          1.2
                                                      -----
                    Total                             100.0%
                                                      -----
                                                      -----


      At December 31, 1993, approximately 97.7% of the Company's bond portfolio was invested in U.S. Government-backed securities or investment grade corporate bonds and only 2.3% of its bond portfolio was rated less than investment grade by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Corporation ("S&P").

      Risks associated with investments in less than investment-grade debt obligations may be significantly higher than risks associated with investments in debt securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to such debt obligations than with other debt securities because these obligations may be unsecured or subordinated to other creditors. Additionally, there is often a thinly traded market for such securities and current market quotations are frequently not available for some of these securities. Issuers of less than investment-grade debt obligations usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment-grade issuers.

      The Company also invests in those bank loan participations that are the most senior debt issued in highly leveraged transactions. They are generally unrated by the credit rating agencies. In selecting bank participations for investment, the Company requires cash flows, without asset sales, to cover all interest and scheduled amortization of the bank debt by 140% and to cover total debt service by 110%. The debt is generally secured by most of the tangible assets of the issuing company. Of the $151.3 million of bank loan participations owned by the Company at December 31, 1993, $121.7 million were classified by the Company as less than investment grade.

      The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties, or credit-anchored strip shopping centers in smaller towns and cities.

      The following table shows a breakdown of the Company's mortgage loan portfolio by property type:


                                             PERCENTAGE OF
                                                 TOTAL
                      PROPERTY TYPE          MORTGAGE LOANS
                      -------------          --------------
                      Retail                       79%
                      Warehouses                    9
                      Office Building               8
                      Apartments                    2
                      Mixed-use                     1
                      Other                         1
                                                 ----
                      Total                       100%
                                                 ----
                                                 ----


     The Company's mortgage lending criteria generally require that loan-to-value ratios on each mortgage remain at or under 75%. Rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's operating expenses and debt service. The average size mortgage loan in the Company's portfolio is approximately $1.4 million. The largest single loan amount is $9.3 million.

     Many of the Company's mortgage loans have call or interest rate reset provisions after five to seven years. However, if interest rates were to significantly increase, the Company may be unable to increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates, or call the loans.

     At December 31, 1993, 1.9% of the mortgage loan portfolio was nonperforming. It is the Company's policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's policy to initiate foreclosure proceedings or, much less often, to adopt a workout arrangement to bring the loan current.

     As a general rule, the Company does not invest directly in real estate.
The investment real estate held by the Company consists largely of properties obtained through foreclosures or the acquisition of other insurance companies. At foreclosure, a new appraisal is obtained, and the value of real estate acquired through foreclosure is valued at the lesser of the mortgage loan balance plus costs of foreclosure or appraised value. In the Company's experience, the appraised value of foreclosed properties often equals or exceeds the mortgage loan balance on the property plus costs of foreclosure. Also, foreclosed properties often generate a positive cash flow, enabling the Company to hold and manage the property until the property can be profitably sold.

     The Company has established an allowance for uncollectible amounts on investments. This allowance was $35.9 million at December 31, 1993.

     A combination of futures contracts and options on treasury notes are currently being used in connection with a hedging program which is designed to hedge against rising interest rates for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest sensitive products such as GICs and individual annuities.

Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. The Company also uses interest rate swap contracts to effectively convert certain investments from a variable to a fixed rate of interest.

     For further discussion regarding the maturity of and the concentration of risk among the Company's invested assets, see Note C to the Consolidated Financial Statements.

     The following table shows the investment results of the Company for the years 1989 through 1993:




              CASH, ACCRUED                            PERCENTAGE
            INVESTMENT INCOME,                          EARNED ON           REALIZED
YEAR ENDED    AND INVESTMENTS          NET           AVERAGE OF CASH       INVESTMENT
DECEMBER 31   AT DECEMBER 31    INVESTMENT INCOME    AND INVESTMENTS     GAINS (LOSSES)
- ----------- ------------------  -----------------    ---------------     --------------
                             (dollars in thousands)
  1989         $1,029,667          $  82,453               9.5%            $    209
  1990          2,077,746            136,995               9.4               (3,154)
  1991          2,837,278            233,502               9.4               (3,085)
  1992          3,653,074            284,069               8.9                  (14)
  1993          4,845,167            362,130               8.7                5,054


     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1993 Annual Report to Stockholders for certain information relating to the Company's investments and liquidity.

     The Company is involved in financial guarantees of the debt of others. For further details, see Note G to Consolidated Financial Statements.

INDEMNITY REINSURANCE

     As is customary in the insurance industry, the Company's insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life. Certain of the term-like plans of the Company have a retention of $50,000 per life. For group insurance, the maximum amount retained on any one life is $100,000. At December 31, 1993, the Company had insurance in force of $42.5 billion of which approximately $7.5 billion was ceded to reinsurers.

RESERVES

     The applicable insurance laws under which the Company's insurance subsidiaries operate require that each insurance company report policy reserves as liabilities to meet future obligations on the outstanding policies. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain named mortality tables and interest rates.

     The reserves carried in the Company's financial reports (presented on the basis of generally accepted accounting principles) differ from those specified by the laws of the various states and carried in the insurance subsidiaries' statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulation). For policy reserves other than those for universal life policies, annuity contracts, and GICs, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed under generally accepted accounting principles to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the reserve calculation; and from the use of the net level premium reserve method on all business. Policy reserves for universal life policies, annuity contracts, and GICs are carried in the Company's financial reports at the account value of the policy or contract.

FEDERAL INCOME TAX CONSEQUENCES

     The Company's insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries. However, certain restrictions on consolidating life insurance company income with noninsurance income are applicable to the Company; thus, the Company is not able to fully consolidate the operating results of its subsidiaries for federal income tax purposes.

     Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in the "Policyholders' Surplus Account" for each insurance company subsidiary to be taxed only when such income was distributed to the stockholders or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in the Policyholders' Surplus Account have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 1993, the combined Policyholders' Surplus Accounts for the life insurance subsidiaries of the Company and the estimated tax which would become payable on these amounts if distributed to stockholders were $50.7 million and $17.7 million, respectively. The Company does not anticipate any of its life insurance subsidiaries exceeding applicable limits on amounts accumulated in these accounts and, therefore, does not expect to involuntarily pay tax on the amounts held therein.

COMPETITION

     The Company operates in a highly competitive industry. In connection with the development and sale of its products, the Company encounters significant competition from other insurance companies, many of which have financial resources greater than those of the Company, as well as from other investment alternatives available to its customers. The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings, and other factors. Management believes that the Company's ability to compete is dependent upon, among other things, its ability to attract and retain agents to market its insurance products, its ability to develop competitive and profitable products, and its maintenance of a high rating from rating agencies.

     Nontraditional sources of health care coverages, such as health maintenance organizations and preferred provider organizations, are developing rapidly in the Company's operating territory and provide competitive alternatives to the Company's group health products.

     Banks, by offering bank investment contracts currently guaranteed by the FDIC, provide competitive alternatives to GICs. In addition, banks and other financial institutions may be granted approval to underwrite and sell insurance products and compete directly with the Company.

REGULATION

     Insurance companies are subject to comprehensive and detailed regulation and supervision in the states in which they transact business. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required statutory financial statements, and regulating the type and amount of investments permitted. Insurance companies are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business and their business and accounts are subject to examination by such agencies at any time. Under the rules of the National Association of Insurance Commissioners ("NAIC"), insurance companies are examined periodically (generally every three years) by one or more of the supervisory agencies on behalf of the states in which they do business. To date, no such insurance department examinations have produced any significant adverse findings regarding any insurance company subsidiary of the Company.

     Recently, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government, and the NAIC. Various states have considered or enacted legislation which changes, and in many cases increases, the state's authority to regulate insurance companies. Legislation is under consideration in Congress which would result in the federal government assuming some role in the regulation of insurance companies. The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. The NAIC recently approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include a risk-based capital requirement.

     A life insurance company's statutory capital is computed according to rules prescribed by the NAIC as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These risk-based capital requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 1993 statutory financial reports of the Company's insurance subsidiaries, management believes that the Company's insurance subsidiaries are adequately capitalized under the formula.

     Under insurance guaranty fund laws, in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe that any such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.


     In addition, several states, including the states in which the Company's insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where Protective Life is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of a person is generally deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.

     Tennessee insurance laws also impose certain restrictions on Protective Life's ability to pay dividends to the Company. Under Tennessee insurance laws, Protective Life may only pay dividends out of that part of its available surplus which is derived from realized statutory net profits. In addition, the Tennessee Commissioner of Insurance must approve (or not disapprove within 30 days of notice) payment of a dividend from Protective Life which exceeds, together with all dividends paid by Protective Life within the previous 12 months, the greater of (i) 10% of Protective Life's surplus as regards policyholders at the preceding December 31 or (ii) the net gain from operations of Protective Life for the 12 months ended on such December 31.

     Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1993 Annual Report to Stockholders.

EMPLOYEES

     The Company had 990 full-time employees, including 841 in the Home Office in Birmingham, Alabama at December 31, 1993. These employees are covered by contributory major medical insurance, group life, and long-term disability insurance plans. The cost of these benefits in 1993 amounted to approximately $2.0 million for the Company. In addition, substantially all of the employees are covered by a pension plan. The Company also matches employee contributions to its 401(k) Plan. See Note K to Consolidated Financial Statements.

RECENT DEVELOPMENTS

     The Clinton Administration has advocated changes to the current health care delivery system which will address both affordability and availability issues. The ultimate scope and effective date of any proposals are unknown at this time and are likely to be modified as they are considered for enactment by Congress. It is anticipated that these proposals may adversely affect certain products in the Company's group health insurance business. In addition to the federal initiatives, a number of states are considering legislative programs that are intended to affect the accessibility and affordability of health care. Some states have recently enacted health care reform legislation. These various state programs (which could be preempted by any federal program) may also adversely affect the Company's group health insurance business. However, in light of the small relative proportion of the Company's earnings attributable to group health insurance, management does not expect that either the federal or state proposals will have a material adverse effect on the Company's earnings.

     The Company has entered into a joint venture arrangement with the Lippo Group to enter the Hong Kong insurance market. Subject to regulatory approval, the Company and the Lippo Group will jointly own a recently acquired, inactive Hong Kong insurer. Management anticipates that the Hong Kong insurer will commence business in mid-1994. The Hong Kong insurer's products will be similar to those currently being offered by the Company.

ITEM 2.   PROPERTIES

     The Company's Home Office building is located at 2801 Highway 280 South, Birmingham, Alabama. This building includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,000 vehicles.

     The Company leases administrative space in Birmingham, Alabama; Brentwood, Tennessee; Greenville, South Carolina; Cary, North Carolina; Indianapolis, Indiana; and Oklahoma City, Oklahoma. Substantially all of these offices are rented under leases that run for periods of three to five years. The aggregate monthly rent is approximately $32 thousand.

     Marketing offices are leased in 15 cities, substantially all under leases for periods of three to five years with only three leases running longer than five years. The aggregate monthly rent is approximately $31 thousand.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company's properties is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1993 to a vote of security holders of the Company.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     Through Friday, October 1, 1993, the Company's Common Stock was traded on the over-the-counter market (NASDAQ symbol: PROT) and was quoted on the NASDAQ National Market System. On Monday, October 4, 1993, the Company's Common Stock began trading on the New York Stock Exchange (NYSE symbol: PL). The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.50 par value, as reported by NASDAQ and the New York Stock Exchange during the periods indicated, along with the dividends paid per share of Common Stock during the same periods.


                                               RANGE        DIVIDENDS
                                           -------------    ---------
                                           HIGH      LOW
                                           ----      ---
               1992
                 First Quarter  . . . .    $26       $19       $.21
                 Second Quarter   . . .     26 1/4    21 3/4    .23
                 Third Quarter  . . . .     28 1/2    23 1/4    .23
                 Fourth Quarter   . . .     30 3/4    27 1/2    .23
               1993
                 First Quarter  . . . .    $33 1/2   $27 1/2   $.23
                 Second Quarter   . . .     37        30 3/4    .26
                 Third Quarter  . . . .     50 1/2    34 1/2    .26
                 Fourth Quarter   . . .     52 3/8    41 7/8    .26


     At February 18, 1994, there were approximately 2,170 holders of record of Company Common Stock.

     The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1993 Annual Report to Stockholders. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 - "BUSINESS - REGULATION".

ITEM 6.  SELECTED FINANCIAL DATA


                                                       YEAR ENDED DECEMBER 31
                                      --------------------------------------------------------
                                        1993          1992          1991        1990       1989
                                      --------      --------      --------    --------   ---------
                                         (dollars in thousands, except per share amounts)

INCOME STATEMENT DATA

Premiums and policy fees . . . . .    $370,758      $323,136      $273,975    $248,448    $236,830
Net investment income. . . . . . .     362,130       284,069       233,502     136,995      82,453
Realized investment gains(losses).       5,054           (14)       (3,085)     (3,154)        209
Other income . . . . . . . . . . .      21,695        18,835        11,556       8,197       5,231
                                      --------      --------      --------    --------    --------

            Total revenues . . . .    $759,637      $626,026      $515,948    $390,486    $324,723
                                      --------      --------      --------    --------    --------
                                      --------      --------      --------    --------    --------


Benefits and expenses. . . . . . .    $674,593      $566,079      $464,245    $350,204    $292,437
Income tax expense . . . . . . . .     $28,475       $17,384       $14,477     $11,279     $10,493
Minority interest. . . . . . . . .         $19           $90        $1,437        $870          $0
Net income .   . . . . . . . . . .     $56,550(1)    $41,420(2)    $35,789     $28,133     $21,793

PER SHARE DATA

Net income(3). . . . . . . . . . .       $4.13(1)      $3.03(2)      $2.62       $2.07       $1.58
Cash dividends . . . . . . . . . .       $1.01         $0.90         $0.82       $0.73       $0.70
Weighted average number of
        shares outstanding . . . .  13,690,789    13,657,993    13,649,031  13,611,646  13,803,885
Stockholders' equity . . . . . . .      $26.34(4)     $20.56        $18.44      $16.29      $15.50



                                                           DECEMBER 31
                                      --------------------------------------------------------
                                        1993          1992          1991        1990       1989
                                      --------      --------      --------    --------   ---------
                                                    (dollars in thousands)

BALANCE SHEET DATA

Total assets . . . . . . . . . . .  $5,316,005    $4,006,667    $3,120,290  $2,331,197  $1,232,280
Long-term debt . . . . . . . . . .    $137,598       $31,014       $23,548      $2,079      $2,106
Total debt .   . . . . . . . . . .    $147,118       $88,248       $57,579     $81,145     $27,831
Stockholders' equity . . . . . . .    $360,733(4)   $281,400      $251,745    $222,326    $211,669


- ---------------
(1)  Reduced by $1,261 or $.09 per share representing a one-time adjustment to income tax expense due to the change in the corporation income tax rate from 34% to 35%.
(2)  Reduced by $1,053 or $.08 per share representing the cumulative effect of a change in accounting principle for the adoption of SFAS No. 106.
(3)  Net income per share is computed using the weighted average number of shares outstanding during each period.
(4)  Increased by $34.6 million or $2.52 per share from the adoption of SFAS No. 115.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


     Information regarding the Company's financial condition and results of operations is included under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Company's 1993 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data for the Company and its subsidiaries, which are included under the caption "CONSOLIDATED FINANCIAL STATEMENTS" in the Company's 1993 Annual Report to Stockholders, are incorporated herein by reference.

                                COOPERS & LYBRAND


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama

Our report on the consolidated financial statements of Protective Life Corporation and Subsidiaries has been incorporated by reference in this Form 10-K from page 66 of the 1993 Annual Report to Stockholders of Protective Life Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 27 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand
- ---------------------
COOPERS & LYBRAND

Birmingham, Alabama
February 14, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information concerning executive officers of the Company set forth below, the information called for by this Item 10 is incorporated herein by reference to the section entitled "ELECTION OF DIRECTORS AND INFORMATION ABOUT NOMINEES" in the Company's definitive proxy statement for the Annual Meeting of Stockholders, May 2, 1994, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1993 fiscal year.

     The executive officers of the Company are as follows:

               Name                 Age                Position
               ----                 ---                --------

Drayton Nabers, Jr.                 53         President and Chief Executive
                                               Officer and a Director

R. Stephen Briggs                   44         Executive Vice President

John D. Johns                       41         Executive Vice President and
                                               Chief Financial Officer

Ormond L. Bentley                   58         Senior Vice President,
                                               Group

Deborah J. Long                     40         Senior Vice President and
                                               General Counsel

Jim E. Massengale                   51         Senior Vice President

Steven A. Schultz                   40         Senior Vice President,
                                               Financial Institutions

Wayne E. Stuenkel                   40         Senior Vice President
                                               and Chief Actuary

A. S. Williams III                  57         Senior Vice President,
                                               Investments and Treasurer

Jerry W. DeFoor                     41         Vice President and Controller,
                                               and Chief Accounting Officer

     All executive officers are elected annually and serve at the pleasure of the Board of Directors. None is related to any director of the Company or to any other executive officer.

     Mr. Nabers was President and Chief Operating Officer and a Director from August 1982 until May 1992, when he became President and Chief Executive Officer. From July 1981 to August 1982, he was Senior Vice President of the Company. Since August 1982, he has also been President of Protective Life and had been its Senior Vice President from September 1981 to August 1982. From February 1980 to September 1981, he served as Senior Vice President, Operations of Protective Life. From 1979 to February 1980, he was Senior Vice President, Operations and General Counsel of Protective Life. From February 1980 to March 1983, he served as President of Empire General Life Insurance Company, a subsidiary, and from March 1983 to December 31, 1984, he was Chairman of the Executive Committee of Empire General. He is also a director of Energen Corporation and National Bank of Commerce of Birmingham.

     Mr. Briggs has been Executive Vice President of the Company and of Protective Life since October 1993. From January 1993 to October 1993, he was Senior Vice President, Life Insurance and Investment Products of the Company and of Protective Life. Mr. Briggs had been Senior Vice President, Ordinary Marketing of the Company since August 1988 and of Protective Life since April 1986. From July 1983 to April 1986, he was President of First Protective Insurance Group, Inc.

     Mr. Johns has been Executive Vice President and Chief Financial Officer of the Company and of Protective Life since October 1993. From August 1988 to October 1993, he served as Vice President and General Counsel of Sonat, Inc. He is a director of National Bank of Commerce of Birmingham and Parisian Services, Inc.

     Mr. Bentley has been Senior Vice President, Group of the Company since August 1988 and of Protective Life since December 1978. Mr. Bentley has been employed by Protective Life since October 1965.

     Ms. Long has been Senior Vice President and General Counsel of the Company and of Protective Life since February 1, 1994. From August 2, 1993 to January 31, 1994, Ms. Long served as General Counsel of the Company and from February 1984 to January 31, 1994 she practiced law with the law firm of Maynard, Cooper & Gale, P.C.

     Mr. Massengale has been Senior Vice President of the Company and of Protective Life since May 1992. From May 1989 to May 1992, he was Senior Vice President, Operations and Systems of the Company and Protective Life. From January 1983 to May 1989, he served as Senior Vice President, Corporate Systems of the Company and Protective Life.

     Mr. Schultz has been Senior Vice President, Financial Institutions of the Company and of Protective Life since March 1993. Mr. Schultz served as Vice President, Financial Institutions of the Company from February 1993 to March 1993 and of Protective Life from February 1989 to March 1993. From June 1977 through January 1989, he was employed by and served in a number of capacities with The Minnesota Mutual Life Insurance Company, finally serving as Director, Group Sales.

     Mr. Stuenkel has been Senior Vice President and Chief Actuary of the Company and of Protective Life since March 1987. Mr. Stuenkel is a Fellow of the Society of Actuaries and has been employed by Protective Life since September 1978.

     Mr. Williams has been Senior Vice President, Investments and Treasurer of the Company since July 1981. Mr. Williams also serves as Senior Vice President, Investments and Treasurer of Protective Life. Mr. Williams has been employed by Protective Life since November 1964.

     Mr. DeFoor has been Vice President and Controller, and Chief Accounting Officer of the Company and Protective Life since April 1989. Mr. DeFoor is a certified public accountant and has been employed by Protective Life since August 1982.

     Certain of these executive officers also serve as executive officers and/or directors of various other Company subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 11 through 13 is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders, May 2, 1994, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1993 fiscal year.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)     The following documents are filed as part of this report:

        1.     Financial Statements:

               The following financial statements set forth in the Company's 1993 Annual Report to Stockholders as indicated on the following table are incorporated by reference (See Exhibit 13).

                                                                    PAGE
               Report of Independent Accountants. . . . . . . .      66
               Consolidated Statements of Income for the years
                 ended December 31, 1993, 1992, and 1991 . . . .     43
               Consolidated Balance Sheets as of December 31,
                 1993 and 1992 . . . . . . . . . . . . . . . . .     44

                                                                   PAGE
               Consolidated Statements of Stockholders' Equity
                 for the years ended December 31, 1993, 1992,
                 and 1991. . . . . . . . . . . . . . . . . . . .     46
               Consolidated Statements of Cash Flows
                 for the years ended December 31, 1993, 1992,
                 and 1991. . . . . . . . . . . . . . . . . . . .     47
               Notes to Consolidated Financial Statements. . . .     48

        2.     Financial Statement Schedules:

               The Report of Independent Accountants which covers
               the financial statement schedules appears on page
               23 of this report.  The following schedules are
               located in this report on the pages indicated.
                                                                   PAGE
               Schedule I - Summary of Investments -
                 Other Than Investments in Related Parties. . . .    33
               Schedule III - Condensed Financial Information
                 of Registrant  . . . . . . . . . . . . . . . . .    34
               Schedule V - Supplementary Insurance Information .    38
               Schedule VI - Reinsurance  . . . . . . . . . . . .    39
               Schedule IX - Short-Term Borrowings  . . . . . . .    40

               All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

        3.     Exhibits:

               Included as exhibits are the items listed below. The Company will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Company in furnishing the exhibit.

   ITEM NUMBER                     DOCUMENT

     3(a)           1985 Restated Certificate of Incorporation of the Company

     3(a)(1) Certificate of Amendment of 1985 Restated Certificate of Incorporation of the Company

    *3(a)(2) Certificate of Designation of Junior Participating Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on July 14, 1987 - Filed as Exhibit A to the Company's Form 8-K Report filed July 15, 1987

    *3(a)(3) Certificate of Correction of Certificate of Designation of Junior Participating Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on July 27, 1987 - Filed as Exhibit 3(a)(4) to the Company's Form 10-K Annual Report for the year ended December 31, 1987

    *3(b) By-laws of the Company filed as Exhibit C to the Company's Form 10 Registration Statement filed September 4, 1981

    *3(b)(1) Amended By-laws of the Company filed as Exhibit B to the Company's Form 8-K Report filed May 18, 1983

     4(a) 1985 Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a))

     4(a)(1) Certificate of Amendment of 1985 Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a)(1))

    *10(a) Management Incentive Plan filed as Exhibit 10(a) to the Company's Form 10-K Annual Report for the year ended December 31, 1984

    *10(a)(1)       Amendment to the Company's Management Incentive Plan renamed as the Company's Annual Incentive Plan filed as Exhibit
                    10(a)(1) to the Company's Form 10-Q Report filed May 14,
                    1990

    *10(b) Performance Share Plan filed as Exhibit G to the Company's Form 10 Registration Statement filed September 4, 1981 (expired as to new grants)


- --------------------------
*incorporated by reference             28

    *10(b)(1)       1983 Performance Share Plan filed as Exhibit C to the
                    Company's Form 8-K Report filed May 18, 1983

    *10(b)(2)       The Company's 1983 Performance Share Plan (as amended March
                    19, 1990) filed as Exhibit 10(b)(2) to the Company's Form
                    10-Q Report filed May 14, 1990

    *10(b)(3)       The Company's 1992 Performance Share Plan filed as Exhibit
                    10(b)(3) to the Company's Form 10-Q filed May 15, 1992

    *10(c) Excess Benefit Plan filed as Exhibit 10(c) to the Company's Form 10-K Annual Report for the year ended December 31, 1984

    *10(c)(1)       Excess Benefit Plan amended and restated as of January 1,
                    1989 filed as Exhibit 10(c)(1) to the Company's Form 10-K
                    Annual Report for the year ended December 31, 1991

    *10(d) Bond Purchase Agreement filed as Exhibit 10(d) to the Company's Form 10-K Annual Report for the year ended December 31, 1991

    *10(d)(1)       Escrow Agreement filed as Exhibit 10(d)(1) to the Company's
                    Form 10-K Annual Report for the year ended December 31, 1991

    *10(e) Indemnity Agreements filed as Exhibits to the Company's Form 10-Q Report, filed August 14, 1986

    *10(f) Preferred Share Purchase Rights Plan filed as Exhibit to the Company's Form 8-A Report filed July 15, 1987, as amended July 23 and July 29, 1987

    *10(i) Form of Severance Compensation Agreement filed as Exhibit 10(i) to the Company's Form 10-K Annual Report for the year ended December 31, 1991

    *10(i)(1)       Form of First Amendment to Severance Compensation Agreement
                    filed as Exhibit 10(i)(1) to the Company's Form 10-K Annual
                    Report for the year ended December 31, 1991

    *10(iii)(A)(1)  The Company's Deferred Compensation Plan for Directors who
                    are not Employees of the Company filed as Exhibit 4 to the Company's Form S-8 filed August 27, 1993


- --------------------------
*incorporated by reference             29

    *10(iii)(A)(2)  The Company's Deferred Compensation Plan for Officers filed as Exhibit 4 to the Company's Form S-8 filed January 13,
                    1994

        13          1993 Annual Report To Stockholders

        21          Organization Chart of the Company and Affiliates

        23          Consent of Coopers & Lybrand

        24          Power of Attorney

        The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Form 10-K:
        Exhibit Item Numbers 10(a), 10(a)(1), 10(b), 10(b)(1), 10(b)(2),
        10(b)(3), 10(c), 10(c)(1), 10(i), 10(i)(1), 10(iii)(A)(1), and
        10(iii)(A)(2).

     (b)   Reports on Form 8-K:

             (1)              Form 8-K, filed February 17, 1993
                              - Item 5

             (2)              Form 8-K, filed April 28, 1993
                              - Item 5

             (3)              Form 8-K, filed July 28, 1993
                              - Item 5

             (4)              Form 8-K, filed August 4, 1993
                              - Item 2
                              - Item 7

             (5)              Form 8-K, filed September 14, 1993
                              - Item 5

             (6)              Form 8-K, filed October 1, 1993
                              - Item 5

             (7)              Form 8-K, filed October 28, 1993
                              - Item 5


- --------------------------
*incorporated by reference             30

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PROTECTIVE LIFE CORPORATION


                                      By:/s/Drayton Nabers, Jr.
                                         --------------------------------------
                                          Drayton Nabers, Jr.
                                          President and Chief Executive Officer

March 25, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 SIGNATURE             CAPACITY IN WHICH SIGNED    DATE


/s/Drayton Nabers, Jr.     President and Chief Executive       March 25, 1994
- -------------------------  Officer (Principal Executive
DRAYTON NABERS, JR.        Officer) and Director


/s/John D. Johns           Executive Vice President and        March 25, 1994
- -------------------------  Chief Financial Officer
JOHN D. JOHNS              (Principal Financial Officer)

/s/Jerry W. DeFoor         Vice President and Controller,      March 25, 1994
- -------------------------  and Chief Accounting Officer
JERRY W. DEFOOR            (Principal Accounting Officer)

                        *  Chairman of the Board and           March 25, 1994
- -------------------------  Director
WILLIAM J. RUSHTON III


                        *  Director                            March 25, 1994
- -------------------------
JOHN W. WOODS


                        *  Director                            March 25, 1994
- -------------------------
CRAWFORD T. JOHNSON III

                        *  Director                            March 25, 1994
- -------------------------
WILLIAM J. CABANISS, JR.


                        *  Director                            March 25, 1994
- -------------------------
H. G. PATTILLO


                        *  Director                            March 25, 1994
- -------------------------
EDWARD L. ADDISON


                        *  Director                            March 25, 1994
- -------------------------
JOHN J. MCMAHON, JR.


                        *  Director                            March 25, 1994
- -------------------------
A. W. DAHLBERG


                        *  Director                            March 25, 1994
- -------------------------
JOHN W. ROUSE, JR.


                        *  Director                            March 25, 1994
- -------------------------
ROBERT T. DAVID


                        *  Director                            March 25, 1994
- -------------------------
RONALD L. KUEHN, JR.


                        *  Director                            March 25, 1994
- -------------------------
HERBERT A. SKLENAR


- --------------------

     *Drayton Nabers, Jr., by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


                                   By: /s/Drayton Nabers, Jr.
                                       --------------------------------------
                                        DRAYTON NABERS, JR.
                                        Attorney-in-fact

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                DECEMBER 31, 1993
                                 (in thousands)


                COL. A                     COL. B     COL. C      COL. D
                ------                     ------     ------      ------
                                                                 AMOUNT AT
                                                                WHICH SHOWN
                                                                 IN BALANCE
         TYPE OF INVESTMENT                COST       VALUE        SHEET
         ------------------              ---------- ----------  ----------

Fixed maturities:
   Bonds:
     Mortgage-backed securities          $1,531,012 $1,561,587  $1,561,587
     United States Government and
       government agencies and
       authorities                           89,372     92,190      92,190
     States, municipalities, and
       political subdivisions                15,024     15,155      15,155
     Public utilities                       339,613    343,623     343,623
     Convertibles and bonds with
       warrants attached                      1,421      1,254       1,254
     All other corporate bonds              822,505    850,616     850,616
   Bank loan participations                 151,278    151,278     151,278
   Redeemable preferred stocks               35,445     35,589      35,589
                                         ---------- ----------  ----------

       Total fixed maturities             2,985,670  3,051,292   3,051,292
                                         ---------- ----------  ----------

Equity securities:
   Common stocks - industrial,
     miscellaneous, and all other            29,259     36,253      36,253
   Nonredeemable preferred stocks             4,072      4,343       4,343
                                         ---------- ----------  ----------

       Total equity securities               33,331     40,596      40,596
                                         ---------- ----------  ----------

Mortgage loans on real estate             1,407,744   ********   1,407,744
Investment real estate                       22,061   ********      22,061
Policy loans                                141,135   ********     141,135
Other long-term investments                  20,191   ********      20,191
Short-term investments                       83,692   ********      83,692
                                         ----------             ----------

       Total investments                 $4,693,824   ********  $4,766,711
                                         ----------             ----------
                                         ----------             ----------


                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                              STATEMENTS OF INCOME
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                 (in thousands)


                                             1993        1992         1991
                                           -------    -------      -------
REVENUES
   Dividends from subsidiaries*           $    (91)   $ 6,261      $ 5,992
   Service fees from subsidiaries*          21,143     26,766       25,372
   Realized investment gains                              140
   Investment income                         4,276      2,976        2,820
   Other income                              3,662        154          158
                                           -------    -------      -------
                                            28,990     36,297       34,342
                                           -------    -------      -------

EXPENSES
   Operating and administrative             25,340     24,302       17,680
   Interest - subsidiaries*                               579          246
   Interest - others                         5,300      4,221        4,657
                                           -------    -------      -------
                                            30,640     29,102       22,583
                                           -------    -------      -------

INCOME BEFORE FEDERAL INCOME
   TAX AND OTHER ITEMS BELOW                (1,650)     7,195       11,759

INCOME TAX EXPENSE (BENEFIT)                (1,325)      (503)       2,368
                                           -------    -------      -------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
   INCOME OF SUBSIDIARIES                     (325)     7,698        9,391

EQUITY IN UNDISTRIBUTED INCOME OF
   SUBSIDIARIES BEFORE CUMULATIVE EFFECT
   OF A CHANGE IN ACCOUNTING PRINCIPLE*     56,875     34,775       26,398
                                           -------    -------      -------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                  56,550     42,473       35,789

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                           (1,053)
                                           -------    -------      -------

NET INCOME                                 $56,550    $41,420      $35,789
                                           -------    -------      -------
                                           -------    -------      -------


*Eliminated in consolidation.


See notes to condensed financial statements.

                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                                 BALANCE SHEETS
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)
                                 (in thousands)


                                                            DECEMBER 31
                                                      --------------------
                                                          1993       1992
                                                      --------    --------
ASSETS
   Investments:
     Short-term investments                           $  1,997    $    850
     Long-term investments                                           1,041
     Investment real estate                                133         133
     Investments in subsidiaries (equity method)*      473,313     338,160
                                                      --------    --------
                                                       475,443     340,184
   Cash                                                    408         209
   Receivables from subsidiaries*                       50,285      41,835
   Other receivables                                                   229
   Accrued income taxes                                  1,216       2,973
   Other                                                 1,225         774
                                                      --------    --------
       Total Assets                                   $528,577    $386,204
                                                      --------    --------
                                                      --------    --------

LIABILITIES
   Accrued expenses and other liabilities             $ 19,027    $ 14,406
   Deferred income taxes                                 1,817       4,198
   Short-term debt:
     Banks                                               9,500      57,200
   Long-term debt:
     Banks                                             137,500      29,000
                                                      --------    --------

       Total Liabilities                               167,844     104,804
                                                      --------    --------

STOCKHOLDERS' EQUITY
   Preferred Stock
   Junior Participating Cumulative
     Preferred Stock
   Common Stock                                          7,834       7,834
   Additional paid-in capital                           70,469      70,335
   Net unrealized gains on investments
     (all from subsidiaries, net of
     income tax: 1993 - $21,153; 1992 - $1,628)         39,284       3,156
   Retained earnings (including undistributed
     income of subsidiaries: 1993 - $307,833;
     1992 - $250,958)                                  267,361     224,638
   Treasury stock                                      (18,359)    (18,363)
   Unallocated stock in Employee Stock Ownership Plan   (5,856)     (6,200)
                                                      --------    --------

       Total Stockholders' Equity                      360,733     281,400
                                                      --------    --------

                                                      $528,577    $386,204
                                                      --------    --------
                                                      --------    --------


*Eliminated in consolidation.


See notes to condensed financial statements.

                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                 (in thousands)


                                                1993        1992      1991
                                               -------   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                  $56,550   $41,420    $35,789
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Equity in undistributed net income
         of subsidiaries*                      (56,875)  (34,775)   (26,398)
       Deferred income taxes                    (2,381)    1,038      3,178
       Gain on sale of subsidiary               (3,522)
       Other (net)                               7,725    (6,209)    14,352
                                               -------   -------    -------

   Net cash provided by operating activities     1,497     1,474     26,921
                                               -------   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of and/or additional investments
     in subsidiaries*                          (41,806)     (675)   (14,008)
   Loan to subsidiary*                         (20,000)  (19,700)
   Principal payments received on loan
     to subsidiary*                             11,550     4,500      1,000
   Sale of subsidiary                            2,091
   Change in other long-term
     investments                                 1,041     4,134     (5,175)
   Change in short-term investments             (1,147)      499       (549)
                                               -------   -------    -------

   Net cash used in investing activities       (48,271)  (11,242)   (18,732)
                                               -------   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on line of credit
     arrangements and long-term debt            (7,500)  (13,000)   (50,743)
   Proceeds from borrowing under line of
     credit arrangements and long-term debt     68,300    43,700     48,900
   Principal payments on long-term debt
     to subsidiary*                                       (8,997)      (281)
   Proceeds from borrowing under
     long-term debt to subsidiary*                                    5,318
   Dividends to stockholders                   (13,827)  (12,304)   (11,210)
                                               -------   -------    -------

   Net cash provided by (used in) financing
     activities                                 46,973     9,399     (8,016)
                                               -------   -------    -------

INCREASE (DECREASE) IN CASH                        199      (369)       173
CASH AT BEGINNING OF YEAR                          209       578        405
                                               -------   -------    -------
CASH AT END OF YEAR                            $   408   $   209   $    578
                                               -------   -------    -------
                                               -------   -------    -------


*Eliminated in consolidation.


See notes to condensed financial statements.

                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)


NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company publishes consolidated financial statements that are its primary financial statements. Therefore, these parent company condensed financial statements are not intended to be the primary financial statements of the Company, and should be read in conjunction with the consolidated financial statements and notes thereto of Protective Life Corporation and subsidiaries.

NOTE 1 - DEBT

At December 31, 1993, the Company had borrowed $118.0 million of its $138 million revolving line of credit. In addition, the Company has borrowed $29.0 million under an installment note. Future maturities of this note are $9.5 million in 1994, $9.5 million in 1995, and $10.0 million in 1996.


NOTE 2 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                1993        1992       1991
                                               ------      ------     -------
CASH PAID (RECEIVED) DURING THE YEAR FOR:

    Interest Paid to Banks                     $5,540      $4,131     $ 4,657

    Interest Paid to Subsidiary*                              613         246
                                               ------      ------     -------
                                               $5,540      $4,744     $ 4,903
                                               ------      ------     -------
                                               ------      ------     -------
    Income Taxes (reduced by amounts received
     from affiliates under a tax sharing
     agreement)                                $ (701)     $  437     $  (526)
                                               ------      ------     -------
                                               ------      ------     -------

NONCASH INVESTING AND FINANCING ACTIVITIES

    Reissuance of Treasury Stock to ESOP       $    3      $   16     $    28
                                               ------      ------     -------
                                               ------      ------     -------

    Unallocated Stock in ESOP                  $  344      $  345     $   345
                                               ------      ------     -------
                                               ------      ------     -------

    Reissuance of Treasury Stock               $  135      $1,003
                                               ------      ------
                                               ------      ------


NOTE 3 - SUBSIDIARY SURPLUS DEBENTURES

Protective Life Insurance Company ("Protective Life") has issued surplus debentures to the Company in order to finance acquisitions and growth. At December 31, 1993, the balance of the surplus debentures was $48.9 million. The surplus debentures are included in receivables from subsidiaries. Protective Life must obtain the approval of the Commissioner of Insurance before it may repay any portion of the surplus debenture.



NOTE 4 - SALE OF SUBSIDIARY

On January 27, 1993, Protective Life contributed (in the form of a dividend) its 80% ownership interest in the common stock of Southeast Health Plan, Inc. ("SEHP"). Because SEHP was in a deficit position, the transaction was recorded as a "negative" dividend by the Company. On August 6, 1993, the Company sold its ownership interest in SEHP. The sale has been accounted for in a manner similar to an installment sale. A gain of $3.5 million is included in the Company's 1993 other income.



- ----------------------------
*Eliminated in consolidation.

                SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                 (in thousands)


         COL. A                    COL. B       COL. C      COL. D         COL. E          COL. F
         ------                    ------       ------      ------         ------          ------
                                                                           GIC AND
                                                FUTURE                     ANNUITY
                                  DEFERRED      POLICY                  DEPOSITS AND      PREMIUMS
                                   POLICY      BENEFITS                     OTHER            AND
                                 ACQUISITION      AND      UNEARNED    POLICYHOLDERS'      POLICY
         SEGMENT                    COSTS       CLAIMS     PREMIUMS         FUNDS           FEES
         -------                 -----------   --------    --------    --------------    ---------
Year Ended
  December 31, 1993:
  Agency                          $129,265   $  483,604    $    368     $    11,762      $ 77,338
  Group                             20,520       99,412       2,786          83,522       126,027
  Financial Institutions            59,163       39,508      85,042           2,913        87,355
  Investment Products               19,210       52,516           0         789,668           856
  Guaranteed Investment
   Contracts                         1,464            0           0       2,015,075             0
  Acquisitions                      69,942      705,487         501         259,513        58,561
  Corporate and Other                   20          318          88             339        20,621
  Unallocated Realized
    Investment Gains (Losses)            0            0           0               0             0
                                  --------   ----------    --------      ----------      --------
      TOTAL                       $299,584   $1,380,845    $ 88,785      $3,162,792      $370,758
                                  --------   ----------    --------      ----------      --------
                                  --------   ----------    --------      ----------      --------
Year Ended
  December 31, 1992:
  Agency                          $110,408     $382,025    $      2     $     8,847      $ 62,776
  Group                             14,801       66,551       2,422          77,671       112,985
  Financial Institutions            49,684       20,207      71,878           3,246        56,990
  Investment Products               30,517       27,051           0         626,171           586
  Guaranteed Investment
   Contracts                         2,256            0           0       1,694,530             0
  Acquisitions                      65,868      428,991         655          80,458        48,068
  Corporate and Other                1,678        4,767         220             439        41,731
  Unallocated Realized
    Investment Gains (Losses)            0            0           0               0             0
                                  --------   ----------    --------      ----------      --------
      TOTAL                       $275,212     $929,592     $75,177      $2,491,362      $323,136
                                  --------   ----------    --------      ----------      --------
                                  --------   ----------    --------      ----------      --------
Year Ended
  December 31, 1991:
  Agency                          $ 87,801     $317,221   $       2      $    6,932      $ 55,755
  Group                             10,285       63,217       1,895          73,693       112,317
  Financial Institutions            25,513        5,815      34,541             432        31,267
  Investment Products               20,791       17,280           0         392,214           205
  Guaranteed Investment
   Contracts                         2,985            0           0       1,264,603             0
  Acquisitions                      65,873      406,622         880          82,634        50,104
  Corporate and Other                2,163        8,453       1,531             591        24,327
  Unallocated Realized
    Investment Gains (Losses)            0            0           0               0             0
                                  --------   ----------    --------      ----------      --------
      TOTAL                       $215,411     $818,608     $38,849      $1,821,099      $273,975
                                  --------   ----------    --------      ----------      --------
                                  --------   ----------    --------      ----------      --------



         COL. A                   COL. G                          COL. H         COL. I          COL. J
         ------                   ------                          ------         ------          ------

                                                                              AMORTIZATION
                                                                 BENEFITS          OF           DEFERRED
                                    NET           REALIZED          AND          POLICY           OTHER
                                INVESTMENT       INVESTMENT     SETTLEMENT     ACQUISITION      OPERATING
         SEGMENT                 INCOME(1)      GAINS(LOSSES)    EXPENSES        COSTS         EXPENSES(1)
         -------                ----------      -------------   ----------    -------------    -----------
EXPENSES(1)
Year Ended
  December 31, 1993:
  Agency                         $ 34,154         $      0       $ 55,973        $18,069        $ 17,548
  Group                            14,522                0        101,266          2,271          29,492
  Financial Institutions            8,956                0         42,840         31,202          15,273
  Investment Products              66,706            2,003         49,569         12,822          14,793
  Guaranteed Investment
   Contracts                      166,058            1,175        137,379          1,170           3,279
  Acquisitions                     65,290                0         73,463          7,832          12,715
  Corporate and Other               6,444                0         13,394            239          34,004
  Unallocated Realized
    Investment Gains (Losses)           0            1,876              0              0               0
                                 --------         --------       --------        -------        --------
      TOTAL                      $362,130         $  5,054       $473,884        $73,605        $127,104
                                 --------         --------       --------        -------        --------
                                 --------         --------       --------        -------        --------
Year Ended
  December 31, 1992:
  Agency                         $ 27,723         $      0       $ 49,755        $11,493        $ 16,457
  Group                            12,620                0         93,380          1,664          27,003
  Financial Institutions            6,084                0         25,342         22,121          11,502
  Investment Products              46,618              473         37,021          4,517           9,629
  Guaranteed Investment
   Contracts                      137,654              962        117,321          1,267           5,495
  Acquisitions                     45,543                0         56,901          7,404           9,298
  Corporate and Other               7,827                0         29,837            485          28,187
  Unallocated Realized
    Investment Gains (Losses)           0           (1,449)             0              0               0
                                 --------         --------       --------        -------        --------
      TOTAL                      $284,069         $    (14)      $409,557        $48,951        $107,571
                                 --------         --------       --------        -------        --------
                                 --------         --------       --------        -------        --------
Year Ended
  December 31, 1991:
  Agency                         $ 24,611         $      0       $ 44,316        $10,639        $ 13,550
  Group                            12,425                0         97,794          1,153          22,483
  Financial Institutions            4,108                0          8,917         17,008           5,669
  Investment Products              30,674              119         25,336          2,238           7,777
  Guaranteed Investment
   Contracts                      105,217             (519)        91,485            826           2,559
  Acquisitions                     45,742                0         55,195          8,230           8,928
  Corporate and Other              10,725                0         23,548            170          16,424
  Unallocated Realized
    Investment Gains (Losses)           0           (2,685)             0              0               0
                                 --------         --------       --------        -------        --------
      TOTAL                      $233,502          $(3,085)      $346,591        $40,264        $ 77,390
                                 --------         --------       --------        -------        --------
                                 --------         --------       --------        -------        --------



(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.


                             SCHEDULE VI - REINSURANCE
                    PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                (dollars in thousands)


             COL. A                             COL. B        COL. C         COL. D        COL. E            COL. F
             ------                             ------        ------         ------        ------            ------
                                                                                                           PERCENTAGE
                                                             CEDED TO     ASSUMED FROM                      OF AMOUNT
                                               GROSS           OTHER          OTHER          NET           ASSUMED TO
                                               AMOUNT        COMPANIES      COMPANIES      AMOUNT              NET
                                               ------       -----------   ------------   -----------       ------------
Year Ended
   December 31, 1993:
     Life insurance
         in force                           $40,149,017     $7,484,566     $2,301,577    $34,966,028           6.6%
                                            -----------     ----------     ----------    -----------           ----
                                            -----------     ----------     ----------    -----------           ----

     Premiums and
      policy fees:
         Life insurance                    $    230,706    $    37,995    $     8,329   $    201,040           4.1%
         Accident/health
           insurance                            254,672         88,917          3,963        169,718           2.3%
                                            -----------     ----------     ----------    -----------

           TOTAL                           $    485,378    $   126,912    $    12,292   $    370,758
                                            -----------     ----------     ----------    -----------
                                            -----------     ----------     ----------    -----------


Year Ended
   December 31, 1992:
     Life insurance
         in force                           $33,811,280     $6,982,127     $  665,733    $27,494,886           2.4%
                                            -----------     ----------     ----------    -----------           ----
                                            -----------     ----------     ----------    -----------           ----

     Premiums and
      policy fees:
         Life insurance                    $    180,018    $    34,824    $    16,092   $    161,286          10.0%
         Accident/health
           insurance                            228,192         74,531          8,189        161,850           5.1%

                                            -----------     ----------     ----------    -----------
           TOTAL                           $    408,210    $   109,355    $    24,281   $    323,136
                                            -----------     ----------     ----------    -----------
                                            -----------     ----------     ----------    -----------


Year Ended
   December 31, 1991:
     Life insurance
         in force                           $30,158,445     $5,292,080     $  419,172    $25,285,537           1.7%
                                            -----------     ----------     ----------    -----------           ----
                                            -----------     ----------     ----------    -----------           ----

     Premiums and
      policy fees:
         Life insurance                    $    161,366    $    28,378    $     8,997   $    141,985           6.3%
         Accident/health
           insurance                            191,937         61,550          1,603        131,990           1.2%
                                            -----------     ----------     ----------    -----------

           TOTAL                           $    353,303    $    89,928    $    10,600   $    273,975
                                            -----------     ----------     ----------    -----------
                                            -----------     ----------     ----------    -----------


                       SCHEDULE IX - SHORT-TERM BORROWINGS
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                             (dollars in thousands)


       COL. A                                    COL. B        COL. C         COL. D          COL. E         COL. F
       ------                                    ------        ------         ------          ------         ------

                                                                                                           WEIGHTED
                                                                             MAXIMUM        AVERAGE        AVERAGE
                                                             WEIGHTED         AMOUNT         AMOUNT        INTEREST
                                                BALANCE      AVERAGE       OUTSTANDING     OUTSTANDING       RATE
CATEGORY OF AGGREGATE                           AT END       INTEREST         DURING         DURING         DURING
SHORT-TERM BORROWINGS                          OF PERIOD       RATE         THE PERIOD     THE PERIOD     THE PERIOD
- ---------------------                          ---------     --------      -----------     -----------    ----------

Year Ended
   December 31, 1993:
     Banks                                         None           None       $ 70,950        $36,821            4.1%
     Repurchase Agreements                         None           None        145,228         18,749            4.2


Year Ended
   December 31, 1992:
     Banks                                      $49,700           4.3%         91,800         42,603            4.9


Year Ended
   December 31, 1991:
     Banks                                       29,500            6.5         92,200         43,141            7.6
     Repurchase Agreements                         None           None         29,155          4,009            6.3


                              EXHIBITS TO FORM 10-K
                                       OF
                          PROTECTIVE LIFE CORPORATION
                                     FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1993

                              INDEX TO EXHIBITS


                                                                            PAGE

3(a)....................................................................
3(a)(1).................................................................
13 .....................................................................
21 .....................................................................
23 .....................................................................
24 .....................................................................