Form 10-Q
period 1994-03-31
PROTECTIVE LIFE CORP
filed 1994-05-16
CIK 355429

- - -------------------------------------------------------------------------------



                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----


                          Commission File Number 0-9924

                           PROTECTIVE LIFE CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                               95-2492236
        (State of incorporation)          (IRS Employer Identification Number)


                             2801 HIGHWAY 280 SOUTH
                            BIRMINGHAM, ALABAMA 35223
                    (Address of principal executive offices)

                                 (205) 879-9230
                         (Registrant's telephone number)

                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Number of shares of Common Stock, $.50 par value, outstanding as of May 6, 1994:
13,698,752 shares.

                          PROTECTIVE LIFE CORPORATION



                                      INDEX



                                                                     Page Number
                                                                     -----------
PART I.   FINANCIAL INFORMATION:
  Item 1. Financial Statements:
     Report of Independent Accountants . . . . . . . . . . . . . . . . . .   2
     Consolidated Condensed Statements of Income for the Three Months
       ended March 31, 1994 and 1993 (unaudited) . . . . . . . . . . . . .   3
     Consolidated Condensed Balance Sheets as of March 31, 1994
       (unaudited) and December 31, 1993 . . . . . . . . . . . . . . . . .   4
     Consolidated Condensed Statements of Cash Flows for the Three Months
       ended March 31, 1994 and 1993 (unaudited) . . . . . . . . . . . . .   5
     Notes to Consolidated Condensed Financial Statements (unaudited). . .   6
  Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations . . . . . . . . . . . . . . . . . . . . .  10


PART II.  OTHER INFORMATION:
  Item 4.  Results of Votes of Security Holders. . . . . . . . . . . . . .  19
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  20

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of March 31, 1994, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1994, we expressed an unqualified opinion which contains an explanatory paragraph regarding the changes in accounting for certain investments in debt and equity securities in 1993 and postretirement benefits other than pensions in 1992 on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



COOPERS & LYBRAND

Birmingham, Alabama
April 26, 1994, except for Note G
as to which the date is May 2, 1994.

                          PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          --------------------
                                                           1994          1993
                                                          -----          -----
REVENUES
  Premiums and policy fees (net of premiums
    ceded:  1994 - $34,126; 1993 - $29,504)              $ 89,437      $ 85,848
  Net investment income                                   100,248        81,196
  Realized investment gains                                 2,297           125
  Other income                                              3,562         4,930
                                                         --------      --------
                                                          195,544       172,099
                                                         --------      --------
BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance:
    1994 - $24,111; 1993 - $22,552)                       115,876       108,737
  Amortization of deferred policy
    acquisition costs                                      20,047        17,025
  Other operating expenses (net of reinsurance:
    1994 - $2,729; 1993 - $2,030)                          35,242        29,042
                                                         --------      --------
                                                          171,165       154,804
                                                         --------      --------

INCOME BEFORE INCOME TAX AND MINORITY
  INTEREST                                                 24,379        17,295

Income tax expense                                          7,801         5,361
                                                         --------      --------

INCOME BEFORE MINORITY INTEREST                            16,578        11,934

Minority interest in net income
  of consolidated subsidiaries                                               15
                                                         --------      --------

NET INCOME                                               $ 16,578      $ 11,919
                                                         --------      --------
                                                         --------      --------

NET INCOME PER SHARE                                        $1.21         $0.87
                                                         --------      --------
                                                         --------      --------

DIVIDENDS PAID PER SHARE                                    $0.26         $0.23
                                                         --------      --------
                                                         --------      --------

Average shares outstanding                             13,694,896    13,689,861


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                     MARCH 31    DECEMBER 31
                                                                       1994          1993
                                                                     ----------- -----------
ASSETS                                                               (Unaudited)
     Investments:
  Fixed maturities                                                   $3,101,454  $3,051,292
  Equity securities                                                      72,458      40,596
  Mortgage loans on real estate                                       1,357,324   1,407,744
  Investment real estate, net                                            28,591      22,061
  Policy loans                                                          139,284     141,135
  Other long-term investments                                            16,744      20,191
  Short-term investments                                                 83,268      83,692
                                                                     ----------   ---------
    Total investments                                                 4,799,123   4,766,711
  Cash                                                                   18,965      27,119
  Accrued investment income                                              53,418      51,337
  Accounts and premiums receivable, net                                  13,950      26,315
  Reinsurance receivables                                               103,148     102,559
  Deferred policy acquisition costs                                     311,909     299,584
  Property and equipment, net                                            34,600      35,664
  Other assets                                                           11,280       3,316
  Assets held in separate accounts                                        3,862       3,400
                                                                     ----------  ----------
     TOTAL ASSETS                                                    $5,350,255  $5,316,005
                                                                     ----------  ----------
                                                                     ----------  ----------

LIABILITIES
  Policy liabilities and accruals                                    $1,496,042  $1,469,630
  Guaranteed investment contract deposits                             2,065,102   2,015,075
  Annuity deposits                                                    1,036,828   1,005,742
  Other policyholders' funds                                            141,008     141,975
  Other liabilities                                                      95,936      96,682
  Accrued income taxes                                                    8,658       6,381
  Deferred income taxes                                                  37,815      69,269
  Debt                                                                  146,099     147,118
  Liabilities related to separate accounts                                3,862       3,400
                                                                     ----------  ----------
      TOTAL LIABILITIES                                               5,031,350   4,955,272
                                                                     ----------  ----------

STOCKHOLDERS' EQUITY
  Preferred Stock, $1 par value
    Shares authorized:  850,000; Issued: none
  Junior Participating Cumulative Preferred Stock, $1 par value
    Shares authorized: 150,000; Issued: none
  Common Stock, $0.50 par value
    Shares authorized: 20,000,000
    Issued: 1994 and 1993 - 15,668,231                                    7,834       7,834
  Additional paid-in capital                                             70,807      70,469
  Net unrealized gains (losses) on investments
    (net of income tax: 1994 - $(8,753); 1993 - $19,774)                (16,256)     39,284
  Retained earnings                                                     280,381     267,361
  Treasury stock (1994 - 1,965,273 shares; 1993 - 1,974,987 shares)     (18,269)    (18,359)
  Unallocated stock in Employee Stock Ownership Plan
   (1994 - 422,073 shares; 1993 - 442,000 shares)                        (5,592)     (5,856)
                                                                     ----------  ----------
    TOTAL STOCKHOLDERS' EQUITY                                          318,905     360,733
                                                                     ----------  ----------
                                                                     $5,350,255  $5,316,005
                                                                     ----------  ----------
                                                                     ----------  ----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                    ------------------
                                                                                    1994          1993
                                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $ 16,578       $ 11,919
  Adjustments to reconcile net income to net cash provided by operating activities:
      Net change in deferred policy acquisition costs                              (12,325)        (5,688)
      Depreciation expense                                                           1,007            956
      Deferred income taxes                                                        (31,454)          (642)
      Accrued income taxes                                                           2,277            995
      Interest credited to universal life and investment products                   58,460         50,344
      Policy fees assessed on universal life and investment products               (19,089)       (13,657)
      Change in accrued investment income and other receivables                     10,809        (86,934)
      Change in policy liabilities and other policyholders' funds
        of traditional life and health products                                      6,574         97,068
      Change in other liabilities                                                   (1,923)         7,602
      Other (net)                                                                   (7,744)           332
                                                                                  --------       --------
  Net cash provided by operating activities                                         23,170         62,295
                                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of investments acquired
      Investments available for sale                                              (304,422)
      Other                                                                       (100,649)      (579,960)
  Maturities and principal reductions of investments
      Investments available for sale                                               166,705
      Other                                                                         88,091        204,926
  Sale of investments
      Investments available for sale                                                60,609
      Other                                                                          2,249        112,381
  Acquisitions and bulk reinsurance assumptions                                                       (27)
  Purchase of property and equipment                                                (1,147)        (1,757)
  Sale of property and equipment                                                     1,204              1
                                                                                  --------       --------
  Net cash used in investing activities                                            (87,360)      (264,436)
                                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit
    arrangements and long-term debt                                                  4,000        156,700
  Principal payments on line of credit arrangements
    and long-term debt                                                              (5,019)      (101,108)
  Dividends to stockholders                                                         (3,558)        (3,149)
  Change in universal life, annuity, and guaranteed
   investment contract product deposits                                             60,613        136,774
                                                                                  --------       --------
  Net cash provided by financing activities                                         56,036        189,217
                                                                                  --------       --------

DECREASE IN CASH                                                                    (8,154)       (12,924)
CASH AT BEGINNING OF PERIOD                                                         27,119         14,959
                                                                                  --------       --------
CASH AT END OF PERIOD                                                            $  18,965      $   2,035
                                                                                  --------       --------
                                                                                  --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest on debt                                                             $  (2,703)     $  (1,252)
    Income taxes                                                                 $  (7,072)      $  5,000)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Change in minority interest in consolidated subsidiary                                        $  (1,311)
  Reissuance of treasury stock to ESOP                                                $  3           $  3
  Unallocated stock in ESOP                                                         $  264         $  344
  Reissuance of treasury stock                                                      $  425
  Acquisitions and bulk reinsurance assumptions
    Assets acquired                                                                                $   27
    Liabilities assumed                                                                                 0
                                                                                                    -----
     Net                                                                                        $      27
                                                                                                    -----
                                                                                                    -----

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1993.


NOTE B - CONTINGENT LIABILITIES AND COMMITMENTS

     At March 31, 1994, the Company's life insurance subsidiaries were committed to fund approximately $222.5 million of long-term investments. Also, the Company has issued a guarantee in connection with the sale of certain tax exempt mortgage loans which may be put to the Company in the event of default. At March 31, 1994, the loans totaled $25.7 million.

     At March 31, 1994, the Company was contingently liable as a guarantor of $8.1 million in mortgage debt in the name of a joint venture in which the Company is a partner. Should the joint venture become unable to meet its obligation on this debt, the Company would assume title to the real estate development along with the debt.

     The Company is contingently liable to obtain a $20 million letter of credit under indemnity agreements with its directors. Such agreements provide insurance protection in excess of the directors' and officers' liability insurance in force at the time up to $20 million. Should certain events occur constituting a change in control of the Company, the Company must obtain the letter of credit upon which directors may draw for defense or settlement of any claim relating to performance of their duties as directors. The Company has similar agreements with certain of its officers providing up to $10 million in indemnification which are not secured by the obligation to obtain a letter of credit.

     Under insurance guaranty fund laws, in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

     The Company and its subsidiaries, like other life and health insurers, from time to time are involved in litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. There are currently four lawsuits pending against the Company in Alabama involving the sales practices of agents, three of which involve allegations concerning the sale of credit insurance. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that such litigation will not have a material adverse effect on the financial position of the Company.


NOTE C - BUSINESS SEGMENTS

     The Company operates predominantly in the life and accident and health insurance industry. The following table sets forth total revenues, income
(loss) before income tax, and identifiable assets of the Company's business segments.


                                                            THREE MONTHS ENDED MARCH 31
                                                -------------------------------------------------
                                                             1994                     1993
                                                ---------------------        --------------------
                                                  AMOUNT      PERCENT         AMOUNT      PERCENT
                                                --------      --------       --------     --------
                                                                (dollars in thousands)
TOTAL REVENUES:
  Agency                                        $ 29,172        14.9%        $ 26,331       15.3%
  Group                                           35,491        18.1           34,773       20.2
  Financial Institutions                          22,829        11.7           18,718       10.9
  Investment Products                             20,898        10.7           17,892       10.4
  Guaranteed Investment
    Contracts                                     45,602        23.3           39,697       23.1
  Acquisitions                                    36,326        18.6           23,881       13.9
  Corporate and Other                              5,083         2.6           10,386        6.0
  Unallocated Realized
    Investment Gains (Losses)                        143         0.1              421        0.2
                                                --------      ------          --------    ------
                                                $195,544       100.0%        $172,099      100.0%
                                                --------      ------         --------     ------
                                                --------      ------         --------     ------

INCOME (LOSS) BEFORE INCOME TAX:
  Agency                                       $   5,042        20.7%       $   4,278       24.7%
  Group                                            1,865         7.6            2,464       14.2
  Financial Institutions                           2,316         9.5            2,069       12.0
  Investment Products                              1,173         4.8              890        5.2
  Guaranteed Investment
    Contracts                                      9,361        38.4            4,900       28.3
  Acquisitions                                     8,966        36.8            5,931       34.3
  Corporate and Other                             (4,487)      (18.4)          (3,658)     (21.1)
  Unallocated Realized
    Investment Gains (Losses)                        143         0.6              421        2.4
                                                --------      ------         --------     ------
                                                $ 24,379       100.0%        $ 17,295      100.0%
                                                --------      ------         --------     ------
                                                --------      ------         --------     ------



                                           MARCH 31, 1994             DECEMBER 31, 1993
                                        ---------------------       -----------------------
                                          AMOUNT     PERCENT          AMOUNT        PERCENT
                                        --------     -------        --------        -------
                                                       (dollars in thousands)
IDENTIFIABLE ASSETS:
  Agency                                $  663,145     12.4%         $  642,325      12.1%
  Group                                    209,671       3.9            208,968        3.9
  Financial Institutions                   188,632       3.5            192,486        3.6
  Investment Products                      903,654      16.9            879,365       16.6
  Guaranteed Investment
    Contracts                            2,056,884      38.4          2,041,564       38.4
  Acquisitions                           1,116,459      20.9          1,145,357       21.5
  Corporate and Other                      211,810       4.0            205,940        3.9
                                        ----------    ------         ----------     ------
                                        $5,350,255     100.0%        $5,316,005      100.0%
                                        ----------    ------         ----------     ------
                                        ----------    ------         ----------     ------

NOTE D - STATUTORY REPORTING PRACTICES

     Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1994 the Company's life insurance subsidiaries had net income and stockholder's equity prepared in conformity with statutory reporting practices of $13.5 million and $274.9 million, respectively.


NOTE E - RECENTLY ADOPTED ACCOUNTING STANDARDS

     At December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purposes of adopting SFAS No. 115 the Company has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale." As prescribed by SFAS No. 115, these investments are recorded at their market values with the resulting net unrealized gain or loss, net of income tax, recorded as an component of stockholders' equity. The effect of adopting SFAS No. 115 at December 31, 1993 was to increase fixed maturities by $65.6 million, decrease deferred policy acquisition costs by $12.4 million, increase the liability for deferred income taxes by $18.6 million, and increase stockholders' equity by $34.6 million. The effect of having adopted SFAS No. 115 at March 31, 1994 (compared to financial statements prepared under previous accounting standards) was to decrease fixed maturities by $28.7 million, decrease the liability for deferred income taxes by $10.0 million, and decrease stockholders' equity by $18.7 million.

NOTE F - CONSOLIDATED PRO FORMA RESULTS

     Summarized below are the consolidated results of operations for the three months ended March 31, 1993, on an unaudited pro forma basis, as if the Wisconsin National acquisition had occurred as of January 1, 1993. The pro forma information is based on the Company's historical consolidated results of operations for the three months ended March 31, 1993 and on data provided by Wisconsin National, using financial statement classifications consistent with those used by the Company after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of the future operations of the combined enterprises.


                                            THREE MONTHS ENDED
                                              MARCH 31, 1993
                                              --------------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               (UNAUDITED)
    Total revenues                              $188,048
    Net income                                  $ 12,967
    Net income per share                        $   0.95


NOTE G - SUBSEQUENT EVENT

     On May 2, 1994, the Company's stockholders approved an increase in the number of authorized shares of Common Stock from 20 million to 80 million and of Preferred Stock from 1 million to 4 million.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Protective Life Corporation provides financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("Protective Life") is the Company's principal operating subsidiary.

     Unless the context otherwise requires, the "Company" refers to the consolidated group of Protective Life Corporation and its subsidiaries.


                              RESULTS OF OPERATIONS


PREMIUMS AND POLICY FEES

     The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:


          THREE MONTHS                  PREMIUMS AND POLICY FEES
                                        ------------------------
             ENDED                      AMOUNT        PERCENTAGE
           MARCH 31                    (IN THOUSANDS)  INCREASE
           -----------                 -------------- ----------
             1993                          $85,848       15.4%
             1994                           89,437        4.2

     Premiums and policy fees increased $11.4 million or 15.4% in the first three months of 1993 over the first three months of 1992. Increases in premiums and policy fees from the Agency, Group, and Financial Institutions Divisions represent increases of $2.9 million, $2.2 million and $8.9 million, respectively. Effective July 1, 1992, the Financial Institutions Division assumed Durham Life Insurance Company's credit business which represented $6.0 million of the Division's $8.9 million increase. Decreases in older acquired blocks of ordinary policies represent a $1.6 million decrease in premiums and policy fees. Lower premiums of Southeast Health Plan of Alabama, Inc. ("SEHP"), a Birmingham-based health maintenance organization in which the Company was an 80% owner, represent a $1.8 million decrease.

     Premiums and policy fees increased $3.6 million or 4.2% in the first three months of 1994 over the first three months of 1993. Increases in premiums and policy fees from the Agency, Group, and Financial Institutions Divisions represent increases of $2.1 million, $1.0 million, and $3.9 million, respectively. On July 30, 1993, the Company completed its acquisition of Wisconsin National Life Insurance Company ("Wisconsin National"). The acquisition resulted in a $5.0 million increase in premiums and policy fees. The reinsurance in 1993 of a block of universal life policies resulted in a $1.8 million increase. Decreases in older acquired blocks of policies represented a $0.6 million decrease in premiums and policy fees. On August 6, 1993, the Company completed the sale of its ownership interest in SEHP. The sale of SEHP decreased premiums and policy fees $9.6 million.

NET INVESTMENT INCOME

     The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                                         NET INVESTMENT INCOME
          THREE MONTHS                  -----------------------
             ENDED                      AMOUNT        PERCENTAGE
           MARCH 31                    (IN THOUSANDS)  INCREASE
           -----------                 -------------------------

           1993                           $ 81,196        24.5%
           1994                            100,248        23.5

     Net investment income in the first three months of 1993 was $16.0 million or 24.5% higher, and in the first three months of 1994 was $19.1 million or 23.5% higher, than the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The Wisconsin National acquisition and the reinsurance of a block of universal life policies resulted in an increase in net investment income of $9.2 million in the first quarter of 1994.


REALIZED INVESTMENT GAINS


     The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. The sales of investments that have occurred result from portfolio management decisions to maintain proper matching of assets and liabilities.

     The following table sets forth realized investment gains for the periods shown:


                THREE MONTHS                   REALIZED
                    ENDED                  INVESTMENT GAINS
                  MARCH 31                  (IN THOUSANDS)
                -----------                ----------------
                   1993                          $  125
                   1994                           2,297

     Realized investment gains for the first three months of 1994 was $2.2 million higher than the corresponding period of 1993. Realized investment gains were lower in the 1993 first quarter primarily due to a $2.2 million increase in the Company's allowance for uncollectible accounts on investments (primarily relating to mortgage loans) which was recorded as a realized investment loss.

     Recently, rising interest rates have caused market values to fall below amortized cost for many of the Company's fixed maturity investments. Therefore, some realized investment losses may be incurred upon future sales of investments to maintain proper matching of assets and liabilities. The Company does not anticipate such realized investment losses will be material.


OTHER INCOME

     The following table sets forth other income for the periods shown:


                   THREE MONTHS
                      ENDED                        OTHER INCOME
                     MARCH 31                     (IN THOUSANDS)
                   ------------                   ---------------
                      1993                             $4,930
                      1994                              3,562

     Other income consists primarily of revenues of the Company's broker-dealer subsidiary, fees from administrative-services-only types of group accident and health insurance contracts, and revenues of the Company's wholly-owned insurance marketing organizations and other small noninsurance subsidiaries. The sale of SEHP reduced other income approximately $0.9 million in the 1994 first quarter. Other income from all other sources decreased $0.5 million in the first three months of 1994 as compared to the first three months of 1993.


INCOME BEFORE INCOME TAX


     The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                   INCOME (LOSS) BEFORE INCOME TAX
                                                     THREE MONTHS ENDED MARCH 31
                                                   -------------------------------
                                                             (IN THOUSANDS)
BUSINESS SEGMENT                                            1993         1994
- - ----------------                                           -----        -----
  Agency                                                  $ 4,278      $ 5,042
  Group                                                     2,464        1,865
  Financial Institutions                                    2,069        2,316
  Investment Products                                         890        1,173
  Guaranteed Investment Contracts                           4,900        9,361
  Acquisitions                                              5,931        8,966
  Corporate and Other                                      (3,658)      (4,487)
  Unallocated Realized Investment Gains (Losses)              421          143
                                                          -------      -------
                                                          $17,295      $24,379
                                                          -------      -------
                                                          -------      -------

  Percentage Increase                                        25.5%        41.0%

     Agency pretax earnings increased $0.8 million in the first three months of 1994 as compared to the first three months of 1993 primarily due to improvements in mortality.

     Group pretax earnings were $0.6 million lower in the first three months of 1994 as compared to the first three months of 1993 due to lower traditional group health earnings and lower life and annuity earnings, partially offset by improved earnings in cancer and dental products.

     Pretax earnings of the Financial Institutions Division were $0.2 million higher in the first three months of 1994 as compared to the same period in 1993. Increased earnings in certain lines of business were partially offset by decreases in other lines.

     Investment Products Division pretax earnings were $0.3 million higher in the first three months of 1994 compared to the same period of 1993. The Division's earnings have increased due to the growth in annuity deposits, though the increase was largely offset by increased expenses of $0.9 million related to the development of new investment products.

     The Guaranteed Investment Contract ("GIC") Division had pretax earnings of $9.4 million in the first three months of 1994 and $4.9 million in the corresponding period of 1993. Realized investment gains associated with this Division were $2.6 million higher in the 1994 first quarter as compared to the same period last year. GIC earnings have also increased due to improved investment results and to the growth in GIC deposits placed with the Company. At March 31, 1994, GIC deposits totaled $2.1 billion compared to $1.8 billion one year earlier.

     Pretax earnings from the Acquisitions Division increased $3.0 million in the first three months of 1994 as compared to the same period of 1993. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, the Company completed its acquisition of Wisconsin National and reinsured a block of universal life policies during the 1993 third quarter. These two acquisitions represent approximately $2.8 million of the increase. The Division also experienced improved results in its other blocks of acquired policies due to improved mortality which more than offset earnings declines due to lapsing of policies. Additionally, the Company recently agreed to reinsure a small block of payroll deduction policies.

     The Corporate and Other segment consists of several small insurance lines of business, net investment income and expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment were $0.8 million lower in the first three months of 1994 as compared to the first three months of 1993 due to higher expenses partially offset by higher investment income.

INCOME TAXES


     The following table sets forth the effective tax rates for the periods shown:


                  THREE MONTHS
                      ENDED                        ESTIMATED
                    MARCH 31                  EFFECTIVE TAX RATES
                  ------------                -------------------
                     1993                              31%
                     1994                              32

     The effective income tax rate for the first three months of 1993 was 31%. In August 1993, the corporate income tax rate was increased from 34% to 35%. Management's estimate of the effective income tax rate for 1994 is 32%.


NET INCOME

     The following table sets forth net income and the net income per share for the periods shown:


                                                       NET INCOME
                 THREE MONTHS          -------------------------------------
                    ENDED                    TOTAL                   PERCENTAGE
                   MARCH 31              (IN THOUSANDS)  PER SHARE    INCREASE
                 ------------            --------------  ---------   ----------
                     1993                    $11,919        $0.87        33.9%
                     1994                     16,578         1.21        39.1

     Compared to the same period in 1993, net income per share in the first three months of 1994 increased 39.1%, reflecting improved earnings in the Agency, Financial Institutions, Investment Products, GIC, and Acquisitions Divisions, and higher realized investment gains which were partially offset by lower earnings in the Group Division and the Corporate and Other segment.


RECENTLY ISSUED ACCOUNTING STANDARDS


     The Company recently adopted Statement of Financial Accounting Standards ("SFAS") No. 115 which requires the Company to carry its investment in fixed maturities and certain other securities at market value instead of amortized cost. Under SFAS No. 115, unrealized gains and losses, net of income tax, on such investments are reported as a component of stockholders' equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, SFAS No. 115 will cause reported stockholders' equity to fluctuate as interest rates change.

     During the 1994 first quarter, interest rates rose approximately one percentage point. Even though the Company believes its asset/liability matching practices and certain product features provide significant protection for the Company against the effects of changes in interest rates, the new accounting rule required reporting a $53.3 million decrease in stockholders' equity.

     Although the adoption of SFAS No. 115 will not affect the Company's operations, its reported stockholders' equity may be materially affected.

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Company anticipates that the impact of adopting SFAS No. 114 on its financial condition will be immaterial.

     The American Institute of Certified Public Accountants has issued Statement of Position 93-6, "Employers' Accounting For Employee Stock Ownership Plans" ("ESOP"). Under certain "grandfathering" provisions in the Statement, employers may elect not to apply the new accounting rules to shares acquired by ESOPs before December 31, 1992. The Company does not plan to apply the new rules to its existing ESOP.



                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations usually produce a positive cash flow. This cash flow is used to fund an investment portfolio to finance future benefit payments including those arising from various types of deposit contracts. Since future benefit payments largely represent long-term obligations reserved using certain assumed interest rates, the Company's investments are predominantly in long-term, fixed-rate investments such as bonds and mortgage loans which provide a sufficient return to cover these obligations.

     Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered. GICs and certain annuity contracts have market-value adjustments which protect the Company against investment losses if interest rates are higher at the time of surrender as compared to interest rates at the time of issue.

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments In Debt And Equity Securities." Accordingly, the Company's investments in debt and equity securities are reported in the financial statements at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 1994, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $3,101.5 million, which is 1.0% below amortized cost (less allowances for uncollectible amounts on investments) of $3,130.2 million. The Company had $1,357.3 million in mortgage loans at March 31, 1994. While the Company's mortgage loans do not have quoted market values, at March 31, 1994, the Company estimates the market value of its mortgage loans to be $1,434.2 million (using discounted cash flows from the next call date) which is 5.6% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations should not adversely affect liquidity.

     At March 31, 1994, delinquent mortgage loans and foreclosed real estate were 0.4% of assets. Bonds rated less than investment grade were 1.6% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 3.4% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to hold its other investments to maturity. The Company's allowance for uncollectible amounts on investments was $35.9 million at March 31, 1994.

     Policy loans at March 31, 1994 were $139.3 million, a decrease of $1.9 million from December 31, 1993. Policy loan rates are generally in the 4.5% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

     The Company believes its asset/liability matching practices and certain product features provide significant protection for the Company against the effects of changes in interest rates. However, approximately one-fourth of the Company's liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material. Additionally, the Company believes its asset/liability matching practices provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts.

     The Company's asset/liability matching practices involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics.

     Rising interest rates during the 1994 first quarter caused the duration of the Company's assets to increase somewhat above the duration of its liabilities. During the 1994 first quarter, interest rates rose approximately one percentage point. As a result, the duration of the Company's corporate bonds and collateralized mortgage obligations increased from approximately 3.0 years to
3.5 years while the duration of its mortgages and liabilities increased only slightly. The Company responded to the duration mismatch by adjusting the composition of its assets to bring the durations of assets and liabilities back into balance. Such rebalancing was substantially complete as of the filing of this report.

     A combination of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest-sensitive products such as GICs and annuities. Realized investment gains and losses of such contracts are deferred and amortized over the life of the hedged asset. The Company also uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest.

     In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at March 31, 1994 to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $222.5 million. The Company's subsidiaries held $101.9 million in cash and short-term investments at March 31, 1994. Protective Life Corporation had an additional $0.3 million in cash and short-term investments available for general corporate purposes.

     While the Company generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may from time to time exceed the funds then available. Therefore, the Company has arranged sources of credit for its insurance subsidiaries to utilize to fund investments in such circumstances. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may from time to time sell short-duration GICs to complement its cash management practices.

     At March 31, 1994, Protective Life Corporation had borrowed $117 million of its $138 million revolving line of credit on short-term notes bearing interest rates averaging 4.3%. In addition, Protective Life Corporation has borrowed $29 million under a four-year installment note at a rate of 4.4%. Management expects to register under the Securities Act of 1933, on a delayed (or "shelf") basis, preferred stock and debt securities of Protective Life Corporation, and preferred securities of a special purpose finance subsidiary, to reduce existing bank borrowings and to give the Company flexibility in connection with future acquisition opportunities.

     Protective Life Corporation's cash flow is dependent on cash dividends from its subsidiaries, payments on surplus notes, revenues from investment, data processing, legal, and management services rendered to the subsidiaries, and investment income. At December 31, 1993, approximately $172 million of consolidated stockholders' equity represented net assets of the Company's insurance subsidiaries that cannot be transferred to the Company in the form of dividends, loans, or advances. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. Also, distributions, including cash dividends to Protective Life Corporation from its life insurance subsidiaries, in excess of approximately $184 million, would be subject to federal income tax at rates then effective. The Company does not anticipate involuntarily making distributions that would be subject to tax.

     For the foregoing reasons and due to the expected growth of the Company's insurance sales, the Company will retain substantial portions of the earnings of its life insurance subsidiaries in those companies primarily to support their future growth. Because Protective Life Corporation's cash disbursements have from time to time exceeded its cash receipts, such shortfalls have been funded through various external financings. Therefore, Protective Life Corporation may from time to time require additional external financing.

     A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The achievement of long-term growth will require growth in the statutory capital of the Company's insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Company from funds generated through debt or equity offerings.

     The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the March 31, 1994 statutory financial reports of the Company's insurance subsidiaries, the Company's insurance subsidiaries are adequately capitalized under the formula.

     Under insurance guaranty fund laws, in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits
for policyholder losses incurred by insolvent companies.   The Company does not
believe that any such assessments will be materially different from amounts already provided for in the financial statements.

     A number of civil jury verdicts have been returned against life and health insurers in the state of Alabama and other jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In Alabama and some other states, juries have substantial discretion in awarding punitive damages in these circumstances. The Company and its subsidiaries, like other life and health insurers, from time to time are involved in such litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. There are currently four lawsuits pending against the Company in Alabama involving the sales practices of agents, three of which involve allegations concerning the sale of credit insurance. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that such litigation will not have a material adverse effect on the financial position of the Company.

     The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries.

                                     PART II

Item 4.   RESULTS OF VOTES OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 2, 1994. Shares entitled to vote at the Annual Meeting totaled 13,693,244, of which 12,350,334 shares were represented at the meeting including 221,672 abstentions and broker non-votes.

     At the Annual Meeting the following 13 directors were elected. Also shown are the number of shares cast for and authorization withheld for each nominee.



                                                              AUTHORIZATION
                                                           WITHHELD, ABSTENTIONS
                                             FOR           AND BROKER NON-VOTES
                                        ----------         ---------------------
     William J. Rushton III             12,221,739               128,595
     John W. Woods                      12,221,709               128,625
     Crawford T. Johnson III            12,220,779               129,555
     William J. Cabaniss, Jr.           12,238,454               111,880
     H. G. Pattillo                     12,221,414               128,920
     Drayton Nabers, Jr.                12,222,239               128,095
     Edward L. Addison                  12,221,864               128,470
     John J. McMahon, Jr.               12,221,229               129,105
     A. W. Dahlberg                     12,221,129               129,205
     John W. Rouse, Jr.                 12,220,879               129,455
     Robert T. David                    12,238,093               112,241
     Ronald L. Kuehn, Jr.               12,218,277               132,057
     Herbert A. Sklenar                 12,128,662               221,672

     Additionally, at the Annual Meeting stockholders approved two resolutions which amended the Company's Certificate of Incorporation. The first resolution increased the number of authorized shares of Common Stock of the Company from 20 million to 80 million. The second resolution increased the number of authorized shares of Preferred Stock of the Company from 1 million to 4 million. Shares voting for the first resolution were 9,805,419, shares voting against were 2,432,145, and shares abstaining were 112,770. Shares voting for the second resolution were 8,714,793, shares voting against were 2,730,665, shares abstaining were 58,758, and there were 846,123 broker non-votes.

     With regards to the transaction of such other business as might properly come before the Annual Meeting or any adjournment thereof, 183,384 shares were cast as authorization withheld, including abstentions and broker non-votes. No other matters came before the Annual Meeting or any adjournment thereof.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a). Exhibit 3(a)(5) - Certificate of Amendment to Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 3, 1994.

     (b). Exhibit 15 - Letter re: unaudited interim financial statements

     (c). A report on Form 8-K was filed February 14, 1994, concerning the Company's 1993 fourth quarter earnings press release.

                                    SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PROTECTIVE LIFE CORPORATION




Date:  May 16, 1994                     /s/  Jerry W. DeFoor
                                        -----------------------------------
                                        Jerry W. DeFoor
                                        Vice President and Controller,
                                        and Chief Accounting Officer
                                        (Duly authorized officer)