Form 10-K/A
period 1993-12-31
PROTECTIVE LIFE CORP
filed 1994-05-23
CIK 355429

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                            -----------------------

                                    FORM 10-K/A

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

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

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

     Life insurer credit concerns and a demand shift to non-traditional GIC alternatives have generally caused the GIC market to contract somewhat. Management believes that, due to its credit position, Protective Life remains well positioned in this market. The Company anticipates broadening its GIC marketing capability by introducing new products in 1994. A new product currently under consideration by the Company is a "separate account GIC" which is intended to eliminate a purchaser's exposure to the Company's general account.

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

     The following table shows the investment results of the Company for the years 1989 through 1993:




              CASH, ACCRUED                            PERCENTAGE
            INVESTMENT INCOME,                          EARNED ON           REALIZED
YEAR ENDED    AND INVESTMENTS          NET           AVERAGE OF CASH       INVESTMENT
DECEMBER 31   AT DECEMBER 31    INVESTMENT INCOME    AND INVESTMENTS     GAINS (LOSSES)
- - ----------- ------------------  -----------------    ---------------     --------------
                             (dollars in thousands)
  1989         $1,029,667          $  82,453               9.5%            $    209
  1990          2,077,746            136,995               9.4               (3,154)
  1991          2,837,278            233,502               9.4               (3,085)
  1992          3,653,074            284,069               8.9                  (14)
  1993          4,845,167            362,130               8.7                5,054


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


     Existing federal laws and regulations affect the taxation of life insurance products and companies or their contractholders or policyowners and the relative desirability of various personal investment vehicles. Congress has from time to time considered proposals that, if enacted, would have had an adverse impact on the federal income tax treatment of certain individual annuity and life insurance policies offered by the Company's life insurance subsidiaries. If these proposals were to be adopted, they would adversely affect the ability of the Company's life insurance subsidiaries to sell such products and would result in the surrender of existing contracts and policies. Although it cannot be predicted whether future legislation will contain provisions that alter the treatment of these products, such provisions are not part of any tax legislation currently under active consideration in Congress.

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


- - ---------------
(1)  Reduced by $1,261 or $.09 per share representing a one-time adjustment to income tax expense due to the change in the corporation income tax rate from 34% to 35%.
(2)  Reduced by $1,053 or $.08 per share representing the cumulative effect of a change in accounting principle for the adoption of SFAS No. 106.
(3)  Net income per share is computed using the weighted average number of shares outstanding during each period.
(4)  Increased by $34.6 million or $2.52 per share from the adoption of SFAS No. 115.


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

                                COOPERS & LYBRAND


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama

Our report on the consolidated financial statements of Protective Life Corporation and Subsidiaries has been incorporated by reference in this Form 10-K/A from page 66 of the 1993 Annual Report to Stockholders of Protective Life Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 27 of this Form 10-K/A.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand
- - ---------------------
COOPERS & LYBRAND

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

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 11 through 13 is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders, May 2, 1994, filed with the Securities and Exchange
Commission by the Company pursuant to Regulation 14A.


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

   ITEM NUMBER                     DOCUMENT

    *3(a)           1985 Restated Certificate of Incorporation of the Company

    *3(a)(1) Certificate of Amendment of 1985 Restated Certificate of Incorporation of the Company

   **3(a)(1)(i)     Certificate of Amendment of 1985 Restated Certificate of
                    Incorporation of the Company filed as Exhibit 3(a)(5) to the Company's Form 10-Q Report filed on May 16, 1994

- - ------------------------
    * previously filed or incorporated by reference in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 1994

   ** incorporated by reference

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

    *3(b)(1) Amended By-laws of the Company filed as Exhibit B to the Company's Form 8-K Report filed May 18, 1983

    *4(a) 1985 Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a))

    *4(a)(1) Certificate of Amendment of 1985 Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a)(1))

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

    *10(b) Performance Share Plan filed as Exhibit G to the Company's Form 10 Registration Statement filed September 4, 1981 (expired as to new grants)


- - ------------------------
    * previously filed or incorporated by reference in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 1994.

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


- - ------------------------
     * previously filed or incorporated by reference in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 1994.

    *10(iii)(A)(2)  The Company's Deferred Compensation Plan for Officers filed as Exhibit 4 to the Company's Form S-8 filed January 13,
                    1994

       *13          1993 Annual Report To Stockholders

       *21          Organization Chart of the Company and Affiliates

        23          Consent of Coopers & Lybrand

       *24          Power of Attorney

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

             (4)              Form 8-K, filed August 4, 1993
                              - Item 2
                              - Item 7

             (5)              Form 8-K, filed September 14, 1993
                              - Item 5

             (6)              Form 8-K, filed October 1, 1993
                              - Item 5

             (7)              Form 8-K, filed October 28, 1993
                              - Item 5


- - ------------------------
     * previously filed or incorporated by reference in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 1994.

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

May 19, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 SIGNATURE             CAPACITY IN WHICH SIGNED    DATE


/s/Drayton Nabers, Jr.     President and Chief Executive       May 19, 1994
- - -------------------------  Officer (Principal Executive
DRAYTON NABERS, JR.        Officer) and Director


/s/John D. Johns           Executive Vice President and        May 19, 1994
- - -------------------------  Chief Financial Officer
JOHN D. JOHNS              (Principal Financial Officer)

/s/Jerry W. DeFoor         Vice President and Controller,      May 19, 1994
- - -------------------------  and Chief Accounting Officer
JERRY W. DEFOOR            (Principal Accounting Officer)

                        *  Chairman of the Board and           May 19, 1994
- - -------------------------  Director
WILLIAM J. RUSHTON III


                        *  Director                            May 19, 1994
- - -------------------------
JOHN W. WOODS


                        *  Director                            May 19, 1994
- - -------------------------
CRAWFORD T. JOHNSON III

                        *  Director                            May 19, 1994
- - -------------------------
WILLIAM J. CABANISS, JR.


                        *  Director                            May 19, 1994
- - -------------------------
H. G. PATTILLO


                        *  Director                            May 19, 1994
- - -------------------------
EDWARD L. ADDISON


                        *  Director                            May 19, 1994
- - -------------------------
JOHN J. MCMAHON, JR.


                        *  Director                            May 19, 1994
- - -------------------------
A. W. DAHLBERG


                        *  Director                            May 19, 1994
- - -------------------------
JOHN W. ROUSE, JR.


                        *  Director                            May 19, 1994
- - -------------------------
ROBERT T. DAVID


                        *  Director                            May 19, 1994
- - -------------------------
RONALD L. KUEHN, JR.


                        *  Director                            May 19, 1994
- - -------------------------
HERBERT A. SKLENAR


- - --------------------

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



- - ----------------------------
*Eliminated in consolidation.

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


                       SCHEDULE IX - SHORT-TERM BORROWINGS
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                             (dollars in thousands)


       COL. A                                    COL. B        COL. C         COL. D          COL. E         COL. F
       ------                                    ------        ------         ------          ------         ------

                                                                                                           WEIGHTED
                                                                             MAXIMUM        AVERAGE        AVERAGE
                                                             WEIGHTED         AMOUNT         AMOUNT        INTEREST
                                                BALANCE      AVERAGE       OUTSTANDING     OUTSTANDING       RATE
CATEGORY OF AGGREGATE                           AT END       INTEREST         DURING         DURING         DURING
SHORT-TERM BORROWINGS                          OF PERIOD       RATE         THE PERIOD     THE PERIOD     THE PERIOD
- - ---------------------                          ---------     --------      -----------     -----------    ----------

Year Ended
   December 31, 1993:
     Banks                                         None           None       $ 70,950        $36,821            4.1%
     Repurchase Agreements                         None           None        145,228         18,749            4.2


Year Ended
   December 31, 1992:
     Banks                                      $49,700           4.3%         91,800         42,603            4.9


Year Ended
   December 31, 1991:
     Banks                                       29,500            6.5         92,200         43,141            7.6
     Repurchase Agreements                         None           None         29,155          4,009            6.3


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