Form 10-Q
period 1994-06-30
PROTECTIVE LIFE CORP
filed 1994-08-12
CIK 355429

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                    FORM 10-Q

                              ---------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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

                           ---------------------------

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

Number of shares of Common Stock, $.50 par value, outstanding as of August 5, 1994: 13,702,340 shares.

                           PROTECTIVE LIFE CORPORATION



                                      INDEX



                                                                     Page Number
                                                                     -----------
PART I.    FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

      Report of Independent Accountants. . . . . . . . . . . . . . . . .  2

      Consolidated Condensed Statements of Income for the Three
       and Six Months ended June 30, 1994 and 1993 (unaudited) . . . . .  3

      Consolidated Condensed Balance Sheets as of June 30, 1994
       (unaudited) and December 31, 1993 . . . . . . . . . . . . . . . .  4

      Consolidated Condensed Statements of Cash Flows for the
       Six Months ended June 30, 1994 and 1993 (unaudited) . . . . . . .  5

      Notes to Consolidated Condensed Financial Statements
       (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . . 11

PART II.  OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 21

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of June 30, 1994, and the related consolidated condensed statements of income and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
July 26, 1994

                           PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30                   JUNE 30
                                                                    -------------------       -------------------
                                                                     1994         1993         1994         1993
                                                                    ------       ------       ------       ------
REVENUES
 Premiums and policy fees (net of reinsurance ceded:
   three months:  1994 - $36,622; 1993 - $31,378                   $ 98,049     $ 93,340     $187,486     $179,188
   six months:  1994 - $70,748; 1993 - $60,882)
 Net investment income                                               98,637       85,180      198,885      166,376
 Realized investment gains (losses)                                    (564)         677        1,733          802
 Other income                                                         7,647        5,392       11,209       10,322
                                                                   --------     --------     --------     --------
                                                                    203,769      184,589      399,313      356,688
                                                                   --------     --------     --------     --------

BENEFITS AND EXPENSES
 Benefits and settlement expenses (net of reinsurance ceded:
   three months:  1994 - $25,313; 1993 - $20,143
   six months:  1994 - $49,424; 1993 - $42,695)                     126,452      115,890      242,328      224,627
 Amortization of deferred policy acquisition costs                   19,678       16,263       39,725       33,288
 Other operating expenses (net of reinsurance ceded:
   three months:  1994 - $3,318; 1993  - $3,365
   six months:  1994 - $6,048; 1993 - $5,247)                        33,186       32,331       68,428       61,373
                                                                   --------     --------     --------     --------
                                                                    179,316      164,484      350,481      319,288
                                                                   --------     --------     --------     --------

INCOME BEFORE INCOME TAX AND MINORITY
 INTEREST                                                            24,453       20,105       48,832       37,400

Income tax expense                                                    7,825        6,607       15,626       11,968
                                                                   --------     --------     --------     --------


INCOME BEFORE MINORITY INTEREST                                      16,628       13,498       33,206       25,432

Minority interest in net income
 of consolidated subsidiaries                                           188            4          188           19
                                                                   --------     --------     --------     --------

NET INCOME                                                         $ 16,440     $ 13,494     $ 33,018     $ 25,413
                                                                   --------     --------     --------     --------
                                                                   --------     --------     --------     --------

NET INCOME PER SHARE                                               $   1.20     $   0.99     $   2.41     $   1.86
                                                                   --------     --------     --------     --------
                                                                   --------     --------     --------     --------

DIVIDENDS PAID PER SHARE                                           $   0.28     $   0.26     $   0.54     $   0.49
                                                                   --------     --------     --------     --------
                                                                   --------     --------     --------     --------

Average shares outstanding                                       13,699,631   13,689,901   13,692,939   13,689,881


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                            JUNE 30      DECEMBER 31
                                                                             1994           1993
                                                                          -----------    -----------
ASSETS                                                                    (Unaudited)
  Investments:
     Fixed maturities                                                      $3,194,415    $3,051,292
     Equity securities                                                         68,179        40,596
     Mortgage loans on real estate                                          1,362,691     1,407,744
     Investment real estate, net                                               28,299        22,061
     Policy loans                                                             139,535       141,135
     Other long-term investments                                               22,465        20,191
     Short-term investments                                                   139,956        83,692
                                                                           ----------    ----------
        Total investments                                                   4,955,540     4,766,711
  Cash                                                                         18,009        27,119
  Accrued investment income                                                    54,388        51,337
  Accounts and premiums receivable, net                                        15,331        26,315
  Reinsurance receivables                                                     105,778       102,559
  Deferred policy acquisition costs                                           350,655       299,584
  Property and equipment, net                                                  33,431        35,664
  Other assets                                                                 12,891         3,316
  Assets held in separate accounts                                             40,641         3,400
                                                                           ----------    ----------
     TOTAL ASSETS                                                          $5,586,664    $5,316,005
                                                                           ----------    ----------
                                                                           ----------    ----------

LIABILITIES
  Policy liabilities and accruals                                          $1,586,639    $1,469,630
  Guaranteed investment contract deposits                                   2,138,550     2,015,075
  Annuity deposits                                                          1,114,811     1,005,742
  Other policyholders' funds                                                  158,106       141,975
  Other liabilities                                                           105,380        96,682
  Accrued income taxes                                                         (1,106)        6,381
  Deferred income taxes                                                         9,942        69,269
  Debt                                                                         97,080       147,118
  Liabilities related to separate accounts                                     40,641         3,400
  Minority interest in consolidated subsidiaries                               55,000
                                                                           ----------    ----------
     TOTAL LIABILITIES                                                      5,305,043     4,955,272
                                                                           ----------    ----------

COMMITMENTS AND CONTINGENCIES - NOTE C

STOCKHOLDERS' EQUITY
  Preferred Stock, $1 par value
     Shares authorized:  3,850,000;  Issued:  none
  Junior Participating Cumulative Preferred Stock, $1 par value
     Shares authorized:  150,000;  Issued:  none
  Common Stock, $0.50 par value
     Shares authorized:  80,000,000
     Issued:  1994 and 1993 - 15,668,231                                        7,834         7,834
  Additional paid-in capital                                                   70,807        70,469
  Net unrealized gains (losses) on investments
     (net of income tax:  1994 - $(35,513); 1993 - $19,774)                   (65,953)       39,284
  Retained earnings                                                           292,984       267,361
  Treasury stock (1994 - 1,969,479 shares; 1993 - 1,974,987 shares)           (18,459)      (18,359)
  Unallocated stock in Employee Stock Ownership Plan
     (1994 - 422,073 shares; 1993 - 442,000 shares)                            (5,592)       (5,856)
                                                                           ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                                               281,621       360,733
                                                                           ----------    ----------
                                                                           $5,586,664   $ 5,316,005
                                                                           ----------    ----------
                                                                           ----------    ----------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30
                                                                               ------------------------
                                                                                  1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES                                           ---------     ----------
  Net income                                                                   $  33,018     $   25,413
  Adjustments to reconcile net income to net cash provided by operating activities:
      Net change in deferred policy acquisition costs                            (43,840)       (14,104)
      Depreciation expense                                                         3,168          2,080
      Deferred income taxes                                                      (59,327)        (3,995)
      Accrued income taxes                                                        (7,487)          (822)
      Interest credited to universal life and investment products                119,559        101,468
      Policy fees assessed on universal life and investment products             (38,727)       (27,815)
      Change in accrued investment income and other receivables                    4,714        (87,376)
      Change in policy liabilities and other policyholders' funds
        of traditional life and health products                                   48,391        118,589
      Change in other liabilities                                                  8,248         22,944
      Other (net)                                                                 (6,404)         1,814
                                                                               ---------     ----------
  Net cash provided by operating activities                                       61,313        138,196
                                                                               ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of investments acquired
      Investments available for sale                                            (786,785)
      Other                                                                      (65,223)    (1,035,417)
  Maturities and principal reductions of investments
      Investments available for sale                                             259,447
      Other                                                                      118,561        535,973
  Sale of investments
      Investments available for sale                                             177,506
      Other                                                                        2,249        164,988
  Acquisitions and bulk reinsurance assumptions                                   39,328            (27)
  Purchase of property and equipment                                              (2,199)        (2,675)
  Sale of property and equipment                                                   1,264             33
                                                                               ---------     ----------
  Net cash used in investing activities                                         (255,852)      (337,125)
                                                                               ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit
    arrangements and long-term debt                                                8,000        222,950
  Principal payments on line of credit arrangements
    and long-term debt                                                           (58,038)      (205,467)
  Proceeds from issuance of Monthly Income Preferred Securities                   55,000
  Dividends to stockholders                                                       (7,395)        (6,708)
  Change in universal life, annuity, and guaranteed
   investment contract product deposits                                          187,862        216,445
                                                                               ---------     ----------

  Net cash provided by financing activities                                      185,429        227,220
                                                                               ---------     ----------

INCREASE (DECREASE) IN CASH                                                       (9,110)        28,291
CASH AT BEGINNING OF PERIOD                                                       27,119         14,959
                                                                               ---------     ----------
CASH AT END OF PERIOD                                                          $  18,009     $   43,250
                                                                               ---------     ----------
                                                                               ---------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest on debt                                                           $  (5,664)    $   (2,569)
    Income taxes                                                               $ (25,673)    $  (16,841)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Change in minority interest in consolidated subsidiary                                     $   (1,311)
  Reissuance of treasury stock to ESOP                                         $       3     $        3
  Unallocated stock in ESOP                                                    $     264     $      344
  Reissuance of treasury stock                                                 $     425
  Acquisitions and bulk reinsurance assumptions
    Assets acquired                                                            $  41,818     $       27
    Liabilities assumed                                                          (49,049)             0
                                                                               ---------     ----------
    Net                                                                        $  (7,231)    $       27
                                                                               ---------     ----------
                                                                               ---------     ----------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1993.


NOTE B - MONTHLY INCOME PREFERRED SECURITIES

     On June 10, 1994, a special purpose finance subsidiary of the Company, PLC Capital L.L.C. ("PLC Capital"), issued $55 million of 9% Cumulative Monthly Income Preferred Securities, Series A ("MIPS"), guaranteed by the Company. PLC Capital was formed solely to issue MIPS and other securities and lend the proceeds thereof to the Company in exchange for subordinated debentures of the Company. The Company has the right under the subordinated debentures to extend interest payment periods up to 60 months, and, as a consequence, monthly dividends on the MIPS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital during any such extended interest payment period. The MIPS are redeemable by PLC Capital at any time on or after June 30, 1999. The MIPS and dividends thereon are reported in the accompanying financial statements as "minority interest in consolidated subsidiaries."


NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES

     At June 30, 1994, the Company's life insurance subsidiaries were committed to fund approximately $252.6 million of long-term investments. Also, the Company has issued a guarantee in connection with the sale of certain tax exempt mortgage loans which may be put to the Company in the event of default. At
June 30, 1994, the loans totaled $21.7 million.

     At June 30, 1994, the Company was contingently liable as a guarantor of $8.1 million in mortgage debt in the name of a joint venture in which the Company is a partner. Should the joint venture become unable to meet its obligation on this debt, the Company would assume title to the real estate development along with the debt.

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

     The Company and its subsidiaries, like other life and health insurers, from time to time are involved in litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. There are currently several lawsuits pending against the Company in Alabama, one of which is a class action concerning the sale of credit insurance. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that such litigation will not have a material adverse effect on the financial position of the Company.

NOTE D - BUSINESS SEGMENTS

     The Company operates predominantly in the life and accident and health insurance industry. The following table sets forth total revenues, income
(loss) before income tax, and identifiable assets of the Company's business segments.


                                                SIX MONTHS ENDED JUNE 30
                                     -------------------------------------------
                                              1994                    1993
                                     -------------------     -------------------
                                       AMOUNT    PERCENT        AMOUNT   PERCENT
                                       ------    -------        ------   -------
                                                 (dollars in thousands)
TOTAL REVENUES:
  Agency                             $ 59,571      14.9%     $  53,607    15.0%
  Group                                71,630      17.9         70,902     19.9
  Financial Institutions               50,786      12.7         42,322     11.9
  Investment Products                  42,039      10.5         38,276     10.7
  Guaranteed Investment
    Contracts                          92,519      23.2         78,944     22.1
  Acquisitions                         75,433      18.9         46,561     13.1
  Corporate and Other                   8,985       2.3         24,751      6.9
  Unallocated Realized
    Investment Gains (Losses)          (1,650)     (0.4)         1,325      0.4
                                     --------    ------      ---------   ------
                                     $399,313     100.0%      $356,688    100.0%
                                     --------    ------      ---------   ------
                                     --------    ------      ---------   ------

INCOME (LOSS) BEFORE INCOME TAX:
  Agency                            $   8,899      18.2%     $   9,290     24.8%
  Group                                 4,625       9.5          5,422     14.5
  Financial Institutions                4,012       8.2          3,992     10.7
  Investment Products                   2,113       4.3          2,219      5.9
  Guaranteed Investment
    Contracts                          18,096      37.1          8,918     23.9
  Acquisitions                         19,429      39.8         12,883     34.5
  Corporate and Other                  (6,692)    (13.7)        (6,649)   (17.8)
  Unallocated Realized
    Investment Gains (Losses)          (1,650)     (3.4)         1,325      3.5
                                     --------    ------      ---------   ------
                                     $ 48,832     100.0%      $ 37,400    100.0%
                                     --------    ------      ---------   ------
                                     --------    ------      ---------   ------

                                          JUNE 30, 1994       December 31, 1993
                                       -----------------      ------------------
                                       AMOUNT    PERCENT        AMOUNT   PERCENT
                                       ------    -------        ------   -------
                                                 (dollars in thousands)
IDENTIFIABLE ASSETS:
  Agency                           $  674,176      12.1%    $  642,325     12.1%
  Group                               211,570       3.8        208,968      3.9
  Financial Institutions              197,618       3.5        192,486      3.6
  Investment Products               1,017,977      18.2        879,365     16.6
  Guaranteed Investment
    Contracts                       2,093,623      37.5      2,041,564     38.4
  Acquisitions                      1,136,376      20.3      1,145,357     21.5
  Corporate and Other                 255,324       4.6        205,940      3.9
                                   ----------    ------     ----------    -----
                                   $5,586,664     100.0%    $5,316,005    100.0%
                                   ----------    ------     ----------    -----
                                   ----------    ------     ----------    -----

NOTE E - STATUTORY REPORTING PRACTICES

     Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1994 and for the six months then ended, the Company's life insurance subsidiaries had stockholder's equity and net income prepared in conformity with statutory reporting practices of $262.4 million and $17.9 million, respectively.


NOTE F - RECENTLY ADOPTED ACCOUNTING STANDARDS

     At December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purposes of adopting SFAS No. 115 the Company has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale." As prescribed by SFAS No. 115, these investments are recorded at their market values with the resulting net unrealized gain or loss, net of income tax, recorded as an component of stockholders' equity. The effect of adopting SFAS No. 115 at December 31, 1993 was to increase fixed maturities by $65.6 million, decrease deferred policy acquisition costs by $12.4 million, increase the liability for deferred income taxes by $18.6 million, and increase stockholders' equity by $34.6 million. The effect of having adopted SFAS No. 115 at June 30, 1994 (compared to financial statements prepared under previous accounting standards) was to decrease fixed maturities by $120.6 million, increase deferred policy acquisition costs by $17.0 million, decrease the liability for deferred income taxes by $36.3 million, and decrease stockholders' equity by $67.3 million.


NOTE G - CONSOLIDATED PRO FORMA RESULTS

     On July 30, 1993, the Company's subsidiary Protective Life Insurance Company, acquired Wisconsin National Life Insurance Company ("Wisconsin National"). Summarized below are the consolidated results of operations for the six months ended June 30, 1993, on an unaudited pro forma basis, as if the Wisconsin National acquisition had occurred as of January 1, 1993. The pro forma information is based on the Company's historical consolidated results of operations for the six months ended June 30, 1993 and on data provided by Wisconsin National, using financial statement classifications consistent with those used by the Company after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of the future operations of the combined enterprises.

                                              SIX MONTHS ENDED
                                               JUNE 30, 1993
                                              ----------------
                                (In thousands, except per share amounts)
                                                (Unaudited)
     Total revenues                              $ 388,447
     Net income                                  $  27,291
     Net income per share                        $    1.99


NOTE H - SUBSEQUENT EVENT

     On July 1, 1994, the Company issued $75.0 million of 7.95% Senior Notes due July 1, 2004. Net proceeds of $74.4 million were used to repay bank borrowings.

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

     Unless the context otherwise requires, the "Company" refers to the consoli-dated group of Protective Life Corporation and its subsidiaries.


                              RESULTS OF OPERATIONS


PREMIUMS AND POLICY FEES

     The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:


                             PREMIUMS AND POLICY FEES
        SIX MONTHS      ----------------------------------
          ENDED             AMOUNT             PERCENTAGE
         JUNE 30        (IN THOUSANDS)          INCREASE
        ----------      --------------          --------
          1993             $179,188               18.3%
          1994              187,486                4.6


     Premiums and policy fees increased $27.7 million or 18.3% in the first six months of 1993 over the first six months of 1992. Increases in premiums and policy fees from the Agency, Group, and Financial Institutions Divisions represent increases of $6.2 million, $6.4 million, and $19.8 million, respectively. Effective July 1, 1992, the Financial Institutions Division assumed Durham Life Insurance Company's credit business which represented $13.1 million of the Division's $19.8 million increase in 1993. Decreases in older acquired blocks of ordinary policies represent a $3.0 million decrease in premiums and policy fees. Lower premiums of Southeast Health Plan of Alabama, Inc. ("SEHP"), a Birmingham-based health maintenance organization in which the Company was an 80% owner, represent a $2.4 million decrease.

     Premiums and policy fees increased $8.3 million or 4.6% in the first six months of 1994 over the first six months of 1993. Increases in premiums and policy fees from the Agency and Financial Institutions Divisions represent increases of $4.1 million and $8.3 million, respectively. On July 30, 1993, the Company completed its acquisition of Wisconsin National Life Insurance Company ("Wisconsin National"). The acquisition resulted in a $9.9 million increase in premiums and policy fees in 1994. The reinsurance in 1993 of a block of universal life policies resulted in a $3.6 million increase in premiums and policy fees in 1994. The reinsurance of a block of payroll deduction policies effective April 2, 1994 resulted in a $3.2 million increase. Decreases in older acquired blocks of policies represented a $1.4 million decrease in premiums and policy fees. On August 6, 1993, the Company completed the sale of its ownership interest in SEHP. The sale of SEHP decreased 1994 premiums and policy fees $19.3 million.

NET INVESTMENT INCOME

     The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:


                              NET INVESTMENT INCOME
        SIX MONTHS      ----------------------------------
          ENDED             AMOUNT             PERCENTAGE
         JUNE 30        (IN THOUSANDS)          INCREASE
        ----------      --------------          --------
          1993              $166,376               24.4%
          1994               198,885               19.5

     Net investment income in the first six months of 1993 was $32.7 million or 24.4% higher, and in the first six months of 1994 was $32.5 million or 19.5% higher, than the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The Wisconsin National acquisition and the reinsurance of a block of universal life policies and a block of payroll deduction policies resulted in an increase in net investment income of $16.2 million in the first six months of 1994.


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

     The following table sets forth realized investment gains for the periods shown:


                    SIX MONTHS                REALIZED
                      ENDED                INVESTMENT GAINS
                     JUNE 30                (IN THOUSANDS)
                   -----------             ----------------
                      1993                      $  802
                      1994                       1,733

     Realized investment gains for the first six months of 1994 were $0.9 million higher than the corresponding period of 1993. Realized investment gains in the first six months of 1993 were reduced by a $4.4 million increase in the Company's allowance for uncollectible accounts on investments (primarily related to mortgage loans) which was recorded as a realized investment loss. In 1994, realized investment gains have been reduced by realized investment losses incurred from sales of investments that occurred to maintain proper matching of assets and liabilities.

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

OTHER INCOME

     The following table sets forth other income for the periods shown:


                    SIX MONTHS
                      ENDED                  OTHER INCOME
                     JUNE 30                (IN THOUSANDS)
                    ----------              --------------
                       1993                      $10,322
                       1994                       11,209

     Other income consists primarily of revenues of the Company's broker-dealer subsidiary, fees from administrative-services-only types of group accident and health insurance contracts, and revenues of the Company's wholly-owned insurance marketing organizations and other small noninsurance subsidiaries. The sale of SEHP reduced other income approximately $2.9 million in 1994, which was more than offset by the Company receiving the final payment of $4.2 million relating to the sale of SEHP. Other income from all other sources decreased $0.4 million in the first six months of 1994 as compared to the first six months of 1993.

INCOME BEFORE INCOME TAX

     The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                 INCOME (LOSS) BEFORE INCOME TAX
                                                     SIX MONTHS ENDED JUNE 30
                                                 -------------------------------
                                                           (in thousands)
     BUSINESS SEGMENT                                    1993           1994
                                                         ----           ----
     Agency                                            $ 9,290       $  8,899
     Group                                               5,422          4,625
     Financial Institutions                              3,992          4,012
     Investment Products                                 2,219          2,113
     Guaranteed Investment Contracts                     8,918         18,096
     Acquisitions                                       12,883         19,429
     Corporate and Other                                (6,649)        (6,692)
     Unallocated Realized Investment Gains (Losses)      1,325         (1,650)
                                                       -------       --------
                                                       $37,400        $48,832
                                                       -------       --------
                                                       -------       --------

     Percentage Increase                                  28.9%          30.6%

     Agency pretax earnings decreased $0.4 million in the first six months of 1994 as compared to the first six months of 1993 primarily due to higher expenses.

     Group pretax earnings were $0.8 million lower in the first six months of 1994 as compared to the first six months of 1993 due to start up expenses of approximately $0.9 million related to the establishment of a special marketing unit to sell dental plans through mail and telephone solicitations. Lower traditional group life and health earnings were offset by improved earnings from dental products.

     Pretax earnings of the Financial Institutions Division were virtually unchanged in the first six months of 1994 as compared to the same period in 1993. Increased earnings in certain lines of business were offset by decreases in other lines.

     Investment Products Division pretax earnings were slightly lower in the first six months of 1994 compared to the same period of 1993. The Division's earnings have increased due to the growth in annuity deposits, though the increase was more than offset by realized investment losses from the sale of investments to maintain proper matching of assets and liabilities, and increased expenses of approximately $1.0 million related to the development and introduction of a variable annuity. Variable annuity deposits are reported in the accompanying financial statements as "Liabilities related to separate accounts."

     The Guaranteed Investment Contract ("GIC") Division had pretax earnings of $18.1 million in the first six months of 1994 and $8.9 million in the corresponding period of 1993. Realized investment gains associated with this Division were $5.2 million higher in the first six months of 1994 as compared to the same period last year. GIC earnings have also increased due to improved investment results and to the growth in GIC deposits placed with the Company. At June 30, 1994, GIC deposits totaled $2.1 billion compared to $1.9 billion one year earlier.

     Pretax earnings from the Acquisitions Division increased $6.5 million in the first six months of 1994 as compared to the same period of 1993. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, the Company completed its acquisition of Wisconsin National and acquired by reinsurance a block of universal life policies during the 1993 third quarter. These two acquisitions represent approximately $6.3 million of the increase. The Division also experienced improved results in its other blocks of acquired policies due to improved mortality which more than offset earnings declines due to lapsing of policies. On April 2, 1994 the Division acquired by reinsurance a small block of payroll deduction policies which is expected to add slightly to earnings in 1994. As of the filing of this report, the Division is awaiting regulatory approval to acquire another block of policies via a 100% coinsurance transaction involving approximately $100 million of policy liabilities.

     In the ordinary course of business, the Acquisitions Division regularly considers acquisitions of smaller insurance companies or blocks of policies. Among potential transactions, the Division is currently discussing the possible purchase of a closely-held stock life insurance company having assets in excess of $300 million that is primarily involved in ordinary and universal life insurance, annuities and accident and health insurance. The Company is considering using a combination of debt and equity to finance such acquisition if it were to be consummated. Completion of this transaction is contingent on resolution of outstanding business issues with the prospective transferor, satisfactory completion of due diligence, negotiation of definitive documentation, receipt of board of directors and regulatory approvals, and other conditions, and no assurances can be given that the transaction will be consummated.

     The Corporate and Other segment consists of several small insurance lines of business, net investment income and expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment were virtually unchanged in the first six months of 1994 as compared to the first six months of 1993.

     Unallocated realized investment gains (losses) decreased due to realized investment losses incurred in the first six months of 1994 from sales of investments that occurred to maintain proper matching of assets and liabilities. Such rebalancing was substantially complete as of June 30, 1994.

INCOME TAXES

     The following table sets forth the effective income tax rates for the periods shown:

                    SIX MONTHS
                      ENDED                    ESTIMATED
                     JUNE 30          EFFECTIVE INCOME TAX RATES
                    ----------        --------------------------
                       1993                       32%
                       1994                       32

     Management's estimate of the effective income tax rate for 1994 is 32%.

NET INCOME

     The following table sets forth net income and the net income per share for the periods shown:


                                          NET INCOME
        SIX MONTHS      ----------------------------------------------
          ENDED              TOTAL                          PERCENTAGE
         JUNE 30        (IN THOUSANDS)     PER SHARE         INCREASE
        ----------      --------------     ---------        ----------
           1993             $25,413           $1.86            30.1%
           1994              33,018            2.41            29.6

     Compared to the same period in 1993, net income per share in the first six months of 1994 increased 29.6%, reflecting improved earnings in the GIC and Acquisitions Divisions which were partially offset by lower earnings in the Agency and Group Divisions.


RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 at December 31, 1993 which requires the Company to carry its investment in fixed maturities and certain other securities at market value instead of amortized cost. Under SFAS No. 115, unrealized gains and losses, net of income tax, on such investments are reported as a component of stockholders' equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 will not affect the Company's operations, its reported stockholders' equity may fluctuate significantly as interest rates change.

     During the first six months of 1994, interest rates rose approximately 1.7 percentage points. Even though the Company believes its asset/liability matching practices and certain product features provide significant protection for the Company against the effects of changes in interest rates, the new accounting rule required reporting a $101.9 million decrease in stockholders' equity at June 30, 1994 as compared to December 31, 1993.

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

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations usually produce a positive cash flow. This cash flow is used to fund an investment portfolio to finance future benefit payments including those arising from various types of deposit contracts. Since future benefit payments largely represent long-term obligations reserved using certain assumed interest rates, the Company's investments are predominantly in medium and long-term, fixed-rate investments such as bonds and mortgage loans which provide a sufficient return to cover these obligations.

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

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments In Debt And Equity Securities." Accordingly, the Company's investments in debt and equity securities are reported in the financial statements at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 1994, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $3,194.4 million, which is 2.7% below amortized cost (less allowances for uncollectible amounts on investments) of $3,282.1 million. The Company had $1,362.7 million in mortgage loans at June 30, 1994. While the Company's mortgage loans do not have quoted market values, at June 30, 1994, the Company estimates the market value of its mortgage loans to be $1,420.1 million (using discounted cash flows from the next call date) which is 4.2% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations should not adversely affect liquidity.

     At June 30, 1994, delinquent mortgage loans and foreclosed real estate were 0.5% of assets. Bonds rated less than investment grade were 1.4% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 3.7% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to hold its other investments to maturity. The Company's allowance for uncollectible amounts on investments was $35.9 million at June 30, 1994.

     Policy loans at June 30, 1994 were $139.5 million, a decrease of $1.6 million from December 31, 1993. Policy loan rates are generally in the 4.5% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

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

     Rising interest rates during the first six months of 1994 caused the duration of the Company's assets to increase somewhat above the duration of its liabilities. During the first six months of 1994, interest rates rose approximately 1.7 percentage points. As a result, the estimated modified duration of the Company's corporate bonds and collateralized mortgage obligations increased from approximately 3.0 years to 3.6 years while the duration of its mortgages and liabilities increased only slightly. The Company responded to the duration mismatch by adjusting the composition of its assets to bring the durations of assets and liabilities back into balance. Such rebalancing was substantially complete as of the filing of this report.

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

     In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at June 30, 1994 to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $252.6 million. The Company's subsidiaries held $157.2 million in cash and short-term investments at June 30, 1994. Protective Life Corporation had an additional $0.8 million in cash and short-term investments available for general corporate purposes.

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

     On June 10, 1994, a special purpose finance subsidiary of the Company, PLC Capital L.L.C. ("PLC Capital"), issued $55 million of 9% Cumulative Monthly Income Preferred Securities, Series A ("MIPS"), guaranteed by the Company. PLC Capital was formed solely to issue MIPS and other securities and lend the proceeds thereof to the Company in exchange for subordinated debentures of the Company. The Company has the right under the subordinated debentures to extend interest payment periods up to 60 months, and, as a consequence, monthly dividends on the MIPS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital during any such extended interest payment period. The MIPS are redeemable by PLC Capital at any time on or after June 30, 1999. The MIPS and dividends thereon are reported in the accompanying financial statements as "minority interest in consolidated subsidiaries." In related transactions, the Company entered into interest-rate swap agreements with two financial institutions which effectively converted the cost of the MIPS from a fixed dividend rate to the floating 30 day London Interbank Offered Rate ("LIBOR") plus 60.5 basis points, approximately 5.17% at June 30, 1994. Net proceeds of approximately $52.3 million were used to repay a term note and other bank borrowings.

     At June 30, 1994, Protective Life Corporation had borrowed $97.0 million of its $138 million revolving line of credit on short-term notes bearing interest rates averaging 5.3%.

     On July 1, 1994, the Company issued $75 million of 7.95% Senior Notes due July 1, 2004. The notes are not redeemable by the Company prior to maturity. Net proceeds of $74.4 million were used to repay bank borrowings. In related transactions, the Company has entered into interest-rate swap agreements to swap $20 million of the notes from a fixed rate of interest to the floating 30 day LIBOR plus 52.5 basis points, and has sold interest-rate swap options, which if exercised by the purchasers, will convert an additional $20 million to a floating rate of interest. On July 5, 1994, the Company reduced its revolving line of credit to $53 million.

     Protective Life Corporation's cash flow is dependent on cash dividends from its subsidiaries, payments on surplus notes, revenues from investment, data processing, legal, and management services rendered to the subsidiaries, and investment income. At December 31, 1993, approximately $172 million of consolidated stockholders' equity represented net assets of the Company's insurance subsidiaries that cannot be transferred to the Company in the form of dividends, loans, or advances. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. Also, distributions, including cash dividends to Protective Life Corporation from its life insurance subsidiaries, in excess of approximately $184 million, would be subject to federal income tax at rates then effective. The Company does not anticipate involuntarily making distributions that would be subject to income tax.

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

     A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The achievement of long-term growth will require growth in the statutory capital of the Company's insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Company from funds generated through debt or equity offerings.

     The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the June 30, 1994 statutory financial reports of the Company's insurance subsidiaries, the Company's insurance subsidiaries are adequately capitalized under the formula.

     Under insurance guaranty fund laws, in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits
for policyholder losses incurred by insolvent companies.   The Company does not
believe that any such assessments will be materially different from amounts already provided for in the financial statements.

     A number of civil jury verdicts have been returned against life and health insurers in the state of Alabama and other jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In Alabama and some other states, juries have substantial discretion in awarding punitive damages in these circumstances. The Company and its subsidiaries, like other life and health insurers, from time to time are involved in such litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. There are currently several lawsuits pending against the Company in Alabama, one of which is a class action concerning the sale of credit insurance. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that such litigation will not have a material adverse effect on the financial position of the Company.

     The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a). Exhibit 15 - Letter re: unaudited interim financial statements

     (b). A report on Form 8-K was filed April 26, 1994, concerning the Company's 1994 first quarter earnings press release.

          A second report on Form 8-K was filed June 17, 1994, concerning the filing of certain exhibits to the Registration Statement on Form S-3 of the Company and PLC Capital L.L.C. ("PLC Capital"), with regard to PLC Capital's 9% Cumulative Monthly Income Preferred Securities, Series A.

          A report on Form 8-K/A was filed June 20, 1994, concerning corrections of typographical errors on the cover and signature pages of the report on Form 8-K filed June 17, 1994.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PROTECTIVE LIFE CORPORATION




Date:  August 12, 1994                  /s/  Jerry W. DeFoor
                                        -----------------------------------
                                        Jerry W. DeFoor
                                        Vice President and Controller,
                                        and Chief Accounting Officer
                                        (Duly authorized officer)