Form 10-Q
period 1994-09-30
PROTECTIVE LIFE CORP
filed 1994-11-14
CIK 355429

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
                            FORM 10-Q
                         ---------------

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _______



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

                         (205) 879-9230
                 (Registrant's telephone number)
                         ---------------

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

Number of shares of Common Stock, $.50 par value, outstanding as of November 4, 1994: 13,713,259 shares.

                  PROTECTIVE LIFE CORPORATION


                              INDEX


                                                                    PAGE NUMBER
                                                                    -----------

PART I. FINANCIAL INFORMATION:
 Item 1. Financial Statements:
    Report of Independent Accountants ...............................     2
    Consolidated Condensed Statements of Income for the Three
     and Nine Months ended September 30, 1994 and 1993 (unaudited) ..     3
    Consolidated Condensed Balance Sheets as of September 30,
     1994 (unaudited) and December 31, 1993 .........................     4
    Consolidated Condensed Statements of Cash Flows for the Nine
     Months ended September 30, 1994 and 1993 (unaudited) ...........     5
    Notes to Consolidated Condensed Financial Statements
     (unaudited) ....................................................     6
 Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations ...............................    11

Part II.  OTHER INFORMATION:
 Item 6.  Exhibits and Reports on Form 8-K ..........................    21

Signature ...........................................................    22

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of September 30, 1994, and the related consolidated condensed statements of income and cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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




COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
October 25, 1994 except for Note H,
as to which the date is November 7, 1994

                  PROTECTIVE LIFE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                           (UNAUDITED)

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30                 September 30
                                                            ------------------------     ------------------------
                                                                 1994         1993       1994             1993
                                                                 ----         ----       ----             ----
REVENUES
Premiums and policy fees (net of reinsurance ceded:
      three months:  1994 - $50,714; 1993 - $33,045          $   101,876  $   94,421  $     289,362     $273,609
      nine months:  1994 - $121,462; 1993 - $93,927)
Net investment income                                            105,762      95,697        304,647      262,073
Realized investment gains (losses)                                 3,122         (39)         4,855          763
Other income                                                       2,185       6,607         13,394       16,929
                                                             -----------  ----------   ------------  -----------
                                                                 212,945     196,686        612,258      553,374
                                                             -----------  ----------   ------------  -----------

BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
      three months:  1994 - $31,118; 1993 - $18,321              134,208      126,679       376,536      351,306
      nine months:  1994 - $80,541; 1993 - $57,558)
Amortization of deferred policy acquisition costs                 20,493       19,030        60,218       52,318
Other operating expenses (net of reinsurance ceded:
       three months:  1994 - $3,793; 1993  - $3,368               29,610       30,945        98,038       92,318
        nine months:  1994 - $9,842; 1993 - $8,900)          -----------  -----------  ------------  -----------
                                                                 184,311      176,654       534,792      495,942
                                                             -----------  -----------  ------------  -----------

INCOME BEFORE INCOME TAX AND MINORITY INTEREST                    28,634       20,032        77,466       57,432

Income tax expense                                                 9,163        7,671        24,789       19,639
                                                             -----------  -----------  ------------  -----------

INCOME BEFORE MINORITY INTEREST                                   19,471       12,361        52,677       37,793

Minority interest in net income
 of consolidated subsidiaries                                        804            0           992           19
                                                             -----------  -----------  ------------  -----------
NET INCOME                                                   $    18,667  $    12,361  $     51,685  $    37,774
                                                             -----------  -----------  ------------  -----------
                                                             -----------  -----------  ------------  -----------
NET INCOME PER SHARE                                         $      1.36  $      0.90  $       3.77  $      2.76
                                                             -----------  -----------  ------------  -----------
                                                             -----------  -----------  ------------  -----------
DIVIDENDS PAID PER SHARE                                     $      0.28  $      0.26  $       0.82  $      0.75
                                                             -----------  -----------  ------------  -----------
                                                             -----------  -----------  ------------  -----------
Average shares outstanding                                    13,701,083   13,690,119    13,694,114   13,689,961

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                          PROTECTIVE LIFE CORPORATION
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                           (DOLLARS IN THOUSANDS)


                                                                  SEPTEMBER 30   DECEMBER 31
                                                                      1994          1993
                                                                  ------------   -----------
ASSETS                                                            (UNAUDITED)
  Investments:
   Fixed maturities                                                 $3,395,374    $3,051,292
   Equity securities                                                    45,197        40,596
   Mortgage loans on real estate                                     1,393,667     1,407,744
   Investment real estate, net                                          29,541        22,061
   Policy loans                                                        139,462       141,135
   Other long-term investments                                          25,699        20,191
   Short-term investments                                              135,345        83,692
                                                                    ----------    ----------
     Total investments                                               5,164,285     4,766,711
   Cash                                                                  2,519        27,119
   Accrued investment income                                            53,938        51,337
   Accounts and premiums receivable, net                                21,344        26,315
   Reinsurance receivables                                              91,273       102,559
   Deferred policy acquisition costs                                   374,612       299,584
   Property and equipment, net                                          35,123        35,664
   Other assets                                                         14,940         3,316
   Assets held in separate accounts                                     88,533         3,400
                                                                    ----------    ----------
     TOTAL ASSETS                                                   $5,846,567    $5,316,005
                                                                    ----------    ----------
                                                                    ----------    ----------

LIABILITIES
  Policy liabilities and accruals                                   $1,620,586     $1,469,630
  Guaranteed investment contract deposits                            2,251,587      2,015,075
  Annuity deposits                                                   1,175,551      1,005,742
  Other policyholders' funds                                           179,107        141,975
  Other liabilities                                                    109,909         96,682
  Accrued income taxes                                                   2,609          6,381
  Deferred income taxes                                                (10,487)        69,269
  Debt                                                                 102,046        147,118
  Liabilities related to separate accounts                              88,533          3,400
  Minority interest in consolidated subsidiaries                        55,000              0
                                                                    ----------     ----------
     TOTAL LIABILITIES                                               5,574,441      4,955,272
                                                                    ----------     ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE C

STOCKHOLDERS' EQUITY
  Preferred Stock, $1 par value
     Shares authorized: 3,850,000; Issued: none
  Junior Participating Cumulative Preferred Stock, $1 par value
     Shares authorized: 150,000; Issued: none
  Common Stock, $0.50 par value
     Shares authorized: 80,000,000
     Issued: 1994 and 1993 - 15,668,231                                 7,834          7,834
  Additional paid-in capital                                           70,925         70,469
  Net unrealized gains (losses) on investments
     (net of income tax: 1994 - $(48,694); 1993 - $19,774)            (90,431)        39,284
  Retained earnings                                                   307,814        267,361
  Treasury stock (1994 - 1,974,117 shares;  1993 - 1,974,987 shares)  (18,424)     (18,359)
  Unallocated stock in Employee Stock Ownership Plan
     (1994 - 422,073 shares; 1993 - 442,000 shares)                    (5,592)        (5,856)
                                                                   ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY                                       272,126        360,733
                                                                   ----------     ----------
                                                                   $5,846,567     $5,316,005
                                                                   ----------     ----------
                                                                   ----------     ----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                          PROTECTIVE LIFE CORPORATION
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (DOLLARS IN THOUSANDS)
                                                 (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30
                                                                           -------------------------
                                                                               1994         1993
                                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                $   51,685     $   37,774
 Adjustments to reconcile net income to net cash provided by operating activities:
     Net change in deferred policy acquisition costs                          (67,797)       (19,456)
     Depreciation expense                                                       4,388          3,122
     Deferred income taxes                                                    (79,756)        (1,816)
     Accrued income taxes                                                      (3,772)         2,266
     Interest credited to universal life and investment products              183,642        164,095
     Policy fees assessed on universal life and investment products           (58,887)       (44,328)
     Change in accrued investment income and other receivables                 13,656        (99,142)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                 84,215        134,751
     Change in other liabilities                                               12,777         12,767
     Other (net)                                                               (9,588)         8,000
                                                                           ----------     ----------
 Net cash provided by operating activities                                    130,563        198,033
                                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cost of investments acquired
     Investments available for sale                                        (1,227,707)
     Other                                                                   (112,964)    (1,568,906)
 Maturities and principal reductions of investments
     Investments available for sale                                           317,959
     Other                                                                    129,296        837,201
 Sale of investments
     Investments available for sale                                           349,944
     Other                                                                     16,183        167,583
 Acquisitions and bulk reinsurance assumptions                                 39,328         17,968
 Purchase of property and equipment                                            (4,380)        (3,711)
 Sale of property and equipment                                                 1,832          1,471
                                                                           ----------     ----------
 Net cash used in investing activities                                       (490,509)      (548,394)
                                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings under line of credit
   arrangements and long-term debt                                            460,186        548,351
 Principal payments on line of credit arrangements
   and long-term debt                                                        (505,258)      (482,123)
 Proceeds from issuance of Monthly Income Preferred Securities                 55,000
 Dividends to stockholders                                                    (11,232)       (10,267)
 Purchase of treasury stock                                                      (190)
 Change in universal life, annuity, and guaranteed
  investment contract product deposits                                        336,840        326,021
                                                                           ----------     ----------
 Net cash provided by financing activities                                    335,346        381,982
                                                                           ----------     ----------

INCREASE (DECREASE) IN CASH                                                   (24,600)        31,621
CASH AT BEGINNING OF PERIOD                                                    27,119         14,959
                                                                           ----------     ----------
CASH AT END OF PERIOD                                                      $    2,519     $   46,580
                                                                           ----------     -----------
                                                                           ----------     -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period:
  Interest on debt                                                         $   (4,176)    $   (4,217)
  Income taxes                                                             $  (37,937)    $  (19,841)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
 Change in minority interest in consolidated subsidiary                                   $   (1,311)
 Reissuance of treasury stock to ESOP                                      $        3     $        3
 Unallocated stock in ESOP                                                 $      264     $      344
 Reissuance of treasury stock                                              $      578     $      135
 Acquisitions and bulk reinsurance assumptions
   Assets acquired                                                         $   41,818     $  426,992
   Liabilities assumed                                                        (49,049)      (429,580)
                                                                           ----------     ----------
     Net                                                                  $    (7,231)    $   (2,588)
                                                                           ----------     ----------
                                                                           ----------     ----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          PROTECTIVE LIFE CORPORATION

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


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


NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES

     At September 30, 1994, the Company's life insurance subsidiaries were committed to fund approximately $333.7 million of long-term investments. Also, the Company has issued a guarantee in connection with the sale of certain tax exempt mortgage loans which may be put to the Company in the event of default. At September 30, 1994, the loans totaled $17.1 million.

     At September 30, 1994, the Company was contingently liable as a guarantor of $8.0 million in mortgage debt in the name of a joint venture in which the Company is a partner. Should the joint venture become unable to meet its obligation on this debt, the Company would assume title to the real estate development along with the debt.

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

                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                               ------------------------------------
                                                                     1994                  1993
                                                               ----------------      ----------------
                                                                AMOUNT  PERCENT       AMOUNT  PERCENT
                                                               -------- -------      -------- -------
                                                                       (DOLLARS IN THOUSANDS)
TOTAL REVENUES:
 Agency                                                        $ 90,949   14.9%      $ 81,481   14.7%
 Group                                                          108,407    17.7       107,425   19.4
 Financial Institutions                                          81,249    13.3        68,804   12.4
 Investment Products                                             64,413    10.5        58,646   10.6
 Guaranteed Investment
  Contracts                                                      138,972    22.7      119,396   21.6
 Acquisitions                                                    114,123    18.6       86,105   15.6
 Corporate and Other                                              13,671     2.2       28,715    5.2
 Unallocated Realized
  Investment Gains (Losses)                                          474     0.1        2,802    0.5
                                                                --------  -----      --------  -----
                                                                $612,258  100.0%     $553,374  100.0%
                                                                --------  -----      --------  -----
                                                                --------  -----      --------  -----

INCOME (LOSS) BEFORE INCOME
 TAX AND MINORITY INTEREST:
 Agency                                                         $ 12,590   16.3%     $ 13,921   24.2%
 Group                                                             7,045     9.1        8,623   15.0
 Financial Institutions                                            6,825     8.8        6,061   10.6
 Investment Products                                               3,186     4.1        2,465    4.3
 Guaranteed Investment
  Contracts                                                       25,276    32.6       13,931    24.3
 Acquisitions                                                     28,605    36.9       19,013    33.1
 Corporate and Other                                              (6,535)   (8.4)      (9,384)  (16.4)
 Unallocated Realized
  Investment Gains (Losses)                                          474     0.6        2,802     4.9
                                                                --------  -----      --------  -----
                                                                $ 77,466  100.0%     $ 57,432  100.0%
                                                                --------  -----      --------  -----
                                                                --------  -----      --------  -----

                                                              SEPTEMBER 30, 1994    DECEMBER 31, 1993
                                                              ------------------    -----------------
                                                                AMOUNT   PERCENT     AMOUNT   PERCENT
                                                              ---------  -------   ---------  -------
                                                                     (DOLLARS IN THOUSANDS)
IDENTIFIABLE ASSETS:
 Agency                                                       $ 683,013    11.7%   $ 642,325    12.1%
 Group                                                          212,070     3.6      208,968     3.9
 Financial Institutions                                         207,511     3.5      192,486     3.6
 Investment Products                                          1,122,218    19.2      879,365    16.6
 Guaranteed Investment
  Contracts                                                   2,187,962    37.4    2,041,564    38.4
 Acquisitions                                                 1,131,722    19.4    1,145,357    21.5
 Corporate and Other                                            302,071     5.2      205,940     3.9
                                                             ----------   -----   ----------   -----
                                                             $5,846,567   100.0%  $5,316,005   100.0%
                                                             ----------   -----   ----------   -----
                                                             ----------   -----   ----------   -----

NOTE E - STATUTORY REPORTING PRACTICES

     Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1994 and for the nine months then ended, the Company's life insurance subsidiaries had stockholder's equity and net income prepared in conformity with statutory reporting practices of $311.3 million and $32.6 million, respectively.


NOTE F - RECENTLY ADOPTED ACCOUNTING STANDARDS

     At December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purposes of adopting SFAS No. 115 the Company has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale." As prescribed by SFAS No. 115, these investments are recorded at their market values with the resulting net unrealized gain or loss, net of income tax, recorded as an component of stockholders' equity. The effect of adopting SFAS No. 115 at December 31, 1993 was to increase fixed maturities by $65.6 million, decrease deferred policy acquisition costs by $12.4 million, increase the liability for deferred income taxes by $18.6 million, and increase stockholders' equity by $34.6 million. The effect of having adopted SFAS No. 115 at September 30, 1994 (compared to financial statements prepared under previous accounting standards) was to decrease fixed maturities by $165.8 million, increase deferred policy acquisition costs by $26.3 million, decrease the liability for deferred income taxes by $48.8 million, and decrease stockholders' equity by $90.7 million.


NOTE G - CONSOLIDATED PRO FORMA RESULTS

     On July 30, 1993, the Company's principal subsidiary, Protective Life Insurance Company ("Protective Life"), acquired Wisconsin National Life Insurance Company ("Wisconsin National"). Summarized below are the consolidated results of operations for the nine months ended September 30, 1993, on an unaudited pro forma basis, as if the Wisconsin National acquisition had occurred as of January 1, 1993. The pro forma information is based on the Company's historical consolidated results of operations for the nine months ended September 30, 1993 and on data provided by Wisconsin National, using financial statement classifications consistent with those used by the Company after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of the future operations of the combined enterprises.

                                                 NINE MONTHS ENDED
                                                SEPTEMBER 30,  1993
                                                -------------------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)
     Total revenues                                  $585,133
     Net income                                      $ 39,652
     Net income per share                            $   2.90


NOTE H - SUBSEQUENT EVENTS

     On October 3, 1994, Protective Life acquired, via a 100% coinsurance transaction, a block of individual life insurance policies. The statutory purchase price was approximately $41.5 million.

     On November 7, 1994, the Company's Board of Directors authorized a program for the repurchase of up to 300,000 shares of Company Common Stock.

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


                      RESULTS OF OPERATIONS


PREMIUMS AND POLICY FEES

     The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                           PREMIUMS AND POLICY FEES
       NINE MONTHS       ----------------------------
          ENDED              AMOUNT        PERCENTAGE
      SEPTEMBER 30       (IN THOUSANDS)     INCREASE
      ------------       --------------    ----------
          1993              $273,609          14.8%
          1994               289,362           5.8

     Premiums and policy fees increased $15.8 million or 5.8% in the first nine months of 1994 over the first nine months of 1993. Increases in premiums and policy fees from the Agency and Financial Institutions Divisions represent increases of $7.2 million and $12.4 million, respectively. The 1993 acquisition of Wisconsin National Life Insurance Company ("Wisconsin National") resulted in an $8.6 million increase in premiums and policy fees in 1994. The reinsurance in 1993 of a block of universal life policies resulted in a $3.4 million increase in premiums and policy fees in 1994. The reinsurance of a block of payroll deduction policies effective April 2, 1994 resulted in a $6.0 million increase. Decreases in older acquired blocks of policies represented a $2.8 million decrease in premiums and policy fees. The 1993 sale of the Company's 80% ownership interest in Southeast Health Plan of Alabama, Inc. ("SEHP"), a Birmingham-based health maintenance organization decreased 1994 premiums and policy fees $19.3 million.

NET INVESTMENT INCOME

     The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                               NET INVESTMENT INCOME
       NINE MONTHS          ----------------------------
         ENDED                  AMOUNT        PERCENTAGE
      SEPTEMBER 30          (IN THOUSANDS)     INCREASE
      ------------          --------------    ----------
           1993                 $262,073          26.7%
           1994                  304,647          16.2

     Net investment income in the first nine months of 1994 was $42.5 million or 16.2% higher, than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The Wisconsin National acquisition and the reinsurance of a block of universal life policies and a block of payroll deduction policies resulted in an increase in net investment income of $16.0 million in the first nine months of 1994.


REALIZED INVESTMENT GAINS

     The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities as "available for sale." The sales of investments that have occurred have largely resulted from portfolio management decisions to maintain proper matching of assets and liabilities.

     The following table sets forth realized investment gains for the periods shown:

         NINE MONTHS             REALIZED
           ENDED             INVESTMENT GAINS
        SEPTEMBER 30          (IN THOUSANDS)
        ------------         ----------------
            1993                   $  763
            1994                    4,855

     Realized investment gains for the first nine months of 1994 were $4.1 million higher than the corresponding period of 1993. Realized investment gains in the first nine months of 1993 were reduced by an $8.7 million increase in the Company's allowance for uncollectible amounts on investments (primarily related to mortgage loans) which was recorded as a realized investment loss. In 1994, realized investment gains on the sale of equity securities were partially offset by realized investment losses incurred from sales of fixed maturity investments that occurred to maintain proper matching of assets and liabilities.

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


OTHER INCOME

     The following table sets forth other income for the periods shown:

          NINE MONTHS
            ENDED                OTHER INCOME
         SEPTEMBER 30           (IN THOUSANDS)
         ------------           --------------
             1993                   $16,929
             1994                    13,394

     Other income consists primarily of revenues of the Company's broker-dealer subsidiary, fees from administrative-services-only types of group accident and health insurance contracts, and revenues of the Company's wholly-owned insurance marketing organizations and other small noninsurance subsidiaries. Other income in the first nine months of 1994 was $3.5 million lower than the corresponding period of 1993. Other income in the first nine months of 1993 included $5.0 million attributable to SEHP as well as a $2.7 million gain on the sale of SEHP. Other income in the first nine months of 1994 included a $4.2 million final payment relating to the sale of SEHP.


INCOME BEFORE INCOME TAX AND MINORITY INTEREST

     The following table sets forth income or loss before income tax and minority interest by business segment for the periods shown:

                                                 INCOME (LOSS) BEFORE INCOME TAX
                                                      AND MINORITY INTEREST
                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                 -------------------------------
                                                          (IN THOUSANDS)

  BUSINESS SEGMENT                                    1993               1994
  ----------------                                  -------            -------
  Agency                                            $13,921            $12,590
  Group                                               8,623              7,045
  Financial Institutions                              6,061              6,825
  Investment Products                                 2,465              3,186
  Guaranteed Investment Contracts                    13,931             25,276
  Acquisitions                                       19,013             28,605
  Corporate and Other                                (9,384)            (6,535)
  Unallocated Realized Investment Gains (Losses)      2,802                474
                                                    -------            -------
                                                    $57,432            $77,466
                                                    -------            -------
                                                    -------            -------

  Percentage Increase                                  29.8%              34.9%

     Agency pretax earnings decreased $1.3 million in the first nine months of 1994 as compared to the first nine months of 1993 primarily due to $1.8 million of expenses to develop new marketing ventures.

     Group pretax earnings were $1.6 million lower in the first nine months of 1994 as compared to the first nine months of 1993 due to start up expenses of approximately $2.1 million related to the establishment of a special marketing unit to sell dental plans through mail and telephone solicitations. Lower traditional group life and health earnings were offset by improved earnings from dental products.

     Pretax earnings of the Financial Institutions Division were $0.8 million higher in the first nine months of 1994 as compared to the same period in 1993 due to the growth in premiums and policy fees.

     Investment Products Division pretax earnings were $0.7 million higher in the first nine months of 1994 compared to the same period of 1993. The Division's earnings have increased due to the growth in annuity deposits, though the increase was partially offset by realized investment losses from the sale of investments to maintain proper matching of assets and liabilities, and increased expenses of approximately $1.7 million related to the development and introduction of a variable annuity. Variable annuity deposits are reported in the accompanying financial statements as "liabilities related to separate accounts."

     The Guaranteed Investment Contract ("GIC") Division had pretax earnings of $25.3 million in the first nine months of 1994 and $13.9 million in the corresponding period of 1993. Realized investment gains associated with this Division were $7.6 million higher in the first nine months of 1994 as compared to the same period last year. GIC earnings have also increased due to improved investment results and to the growth in GIC deposits placed with the Company. At September 30, 1994, GIC deposits totaled $2.3 billion compared to $2.0 billion one year earlier.

     Pretax earnings from the Acquisitions Division increased $9.6 million in the first nine months of 1994 as compared to the same period of 1993. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, the Company completed its acquisition of Wisconsin National and acquired by reinsurance a block of universal life policies during the 1993 third quarter. These two acquisitions represent all of the increase.

     In the ordinary course of business, the Acquisitions Division regularly considers acquisitions of smaller insurance companies or blocks of policies. On April 2, 1994 the Division acquired by reinsurance a small block of payroll deduction policies. On October 3, 1994 the Division acquired, through a coinsurance transaction, a block of 130,000 individual life insurance policies from Reliance Standard Life Insurance Company. The statutory purchase price paid was approximately $41.5 million. The block of policies currently generates approximately $25 million in annual premiums and involves $110 million in reserves.

     The Corporate and Other segment consists of several small insurance lines of business, net investment income and expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment improved $2.8 million in the first nine months of 1994 as compared to the first nine months of 1993 due to a decrease in expenses. Reflected in the decrease in expenses are $1.5 million of dividends on the Company's Monthly Income Preferred Securities (the proceeds of which were used to repay debt) which are reported as minority interest in net income of consolidated subsidiaries rather than expenses of the Corporate and Other segment.

     Unallocated realized investment gains (losses) decreased due to realized investment losses incurred in the first nine months of 1994 from sales of investments that occurred to maintain proper matching of assets and liabilities.


INCOME TAXES

     The following table sets forth the effective income tax rates for the periods shown:

       NINE MONTHS
          ENDED                     ESTIMATED EFFECTIVE
      SEPTEMBER 30                   INCOME TAX RATES
      ------------                  -------------------
           1993                             32%
           1994                             32

     In August, 1993, the corporate income tax rate was increased from 34% to 35% which resulted in an increase in income tax expense of $1.3 million or $0.09 per share due to a recalculation of the Company's deferred income tax liability.
The effective income tax rate for 1993, excluding the effect of the tax increase, was 32%. Management's estimate of the effective income tax rate for 1994 is 32%.


NET INCOME

     The following table sets forth net income and the net income per share for the periods shown:

                                         NET INCOME
      NINE MONTHS         --------------------------------------
        ENDED                  TOTAL                  PERCENTAGE
     SEPTEMBER 30         (IN THOUSANDS)  PER SHARE    INCREASE
     ------------         --------------  ---------   ----------
         1993                 $37,774        $2.76        24.7%
         1994                  51,685         3.77        36.8

     Compared to the same period in 1993, net income per share in the first nine months of 1994 increased 36.8%, reflecting improved earnings in the GIC, Acquisitions, Financial Institutions and Investment Products Divisions and the Corporate and Other segment which were partially offset by lower earnings in the Agency and Group Divisions.

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

     During the first nine months of 1994, interest rates rose over two percentage points. Even though the Company believes its asset/liability matching practices and certain product features provide significant protection for the Company against the effects of changes in interest rates, the new accounting rule required reporting a $125.3 million decrease in stockholders' equity at September 30, 1994 as compared to December 31, 1993.

     In May 1993, the Financial Accounting Standards Board
("FASB") issued SFAS No. 114, "Accounting by Creditors for
Impairment of a Loan."  In October 1994, the FASB amended SFAS
No. 114 with the issuance of SFAS No. 118, "Accounting by
Creditors for Impairment of Loan - Income Recognition and
Disclosures." The Company anticipates that the impact of adopting SFAS Nos. 114 and 118 on its financial condition will be immaterial.

     In October 1994, the FASB issued SFAS No. 119, "Disclosure
About Derivative Financial Instruments and Fair Value of
Financial Instruments." The Company anticipates that the impact of adopting SFAS No. 119 on its financial condition and presentation will be immaterial.

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

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments In Debt And Equity Securities." Accordingly, the Company's investments in debt and equity securities are reported in the financial statements at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 1994, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $3,395.4 million, which is 4.2% below amortized cost (less allowances for uncollectible amounts on investments) of $3,537.3 million. The Company had $1,393.7 million in mortgage loans at September 30, 1994. While the Company's mortgage loans do not have quoted market values, at September 30, 1994, the Company estimates the market value of its mortgage loans to be $1,425.9 million (using discounted cash flows from the next call date) which is 2.3% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

     At September 30, 1994, delinquent mortgage loans and foreclosed real estate were 0.5% of assets. Bonds rated less than investment grade were 1.2% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 2.9% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to hold its other investments to maturity. The Company's allowance for uncollectible amounts on investments was $35.9 million at September 30, 1994.

     Policy loans at September 30, 1994 were $139.5 million, a decrease of $1.6 million from December 31, 1993. Policy loan rates are generally in the 4.5% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

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

     Rising interest rates during the first nine months of 1994 caused the duration of the Company's assets to increase somewhat above the duration of its liabilities. During the first nine months of 1994, interest rates rose over two percentage points. As a result, the estimated modified duration of the Company's corporate bonds and collateralized mortgage obligations increased from approximately 3.0 years to 3.6 years while the duration of its mortgages and liabilities increased only slightly. The Company responded to the duration mismatch by adjusting the composition of its assets to bring the durations of assets and liabilities back into balance.

     A combination of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest-sensitive products such as GICs and annuities. Realized investment gains and losses of such contracts are deferred and amortized over the life of the hedged asset. The Company also uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest and from a fixed to a variable rate of interest.

     In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at September 30, 1994 to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $333.7 million. The Company's subsidiaries held $136.7 million in cash and short-term investments at September 30, 1994. Protective Life Corporation had an additional $1.2 million in cash and short-term investments available for general corporate purposes.

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

     On June 10, 1994, a special purpose finance subsidiary of the Company, PLC Capital L.L.C. ("PLC Capital"), issued $55 million of 9% Cumulative Monthly Income Preferred Securities, Series A ("MIPS"), guaranteed by the Company. PLC Capital was formed solely to issue MIPS and other securities and lend the proceeds thereof to the Company in exchange for subordinated debentures of the Company. The Company has the right under the subordinated debentures to extend interest payment periods up to 60 months, and, as a consequence, monthly dividends on the MIPS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital during any such extended interest payment period. The MIPS are redeemable by PLC Capital at any time on or after June 30, 1999. The MIPS and dividends thereon are reported in the accompanying financial statements as "minority interest in consolidated subsidiaries." In related transactions, the Company entered into interest-rate swap agreements with two financial institutions which effectively converted the MIPS from a fixed dividend rate to the floating 30 day London Interbank Offered Rate ("LIBOR") plus 60.5 basis points, approximately 5.7% at September 30, 1994. Net proceeds of approximately $52.3 million were used to repay a term note and other bank borrowings.

     On July 1, 1994, the Company issued $75 million of 7.95%
Senior Notes due July 1, 2004. The notes are not redeemable by the Company prior to maturity. Net proceeds of $74.4 million were used to repay bank borrowings; and on July 5, 1994, the Company reduced its revolving line of credit to $53 million. In related transactions, the Company has entered into interest-rate swap agreements to swap $40 million of the notes from a fixed rate of interest to the floating 30 day LIBOR plus 34.5 basis points.

     At September 30, 1994, Protective Life Corporation had borrowed $27 million of its $53 million revolving line of credit on short-term notes bearing interest rates averaging 5.4%.

     On November 7, 1994, the Company's Board of Directors authorized a program for the repurchase of up to 300,000 shares of Company Common Stock.

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

     To give the Company flexibility in connection with future acquisition opportunities, the Company recently registered debt securities, preferred and common stock of Protective Life Corporation, and additional preferred securities of PLC Capital L.L.C., under the Securities Act of 1933 on a delayed (or "shelf") basis.

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

     The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the September 30, 1994 statutory financial reports of the Company's insurance subsidiaries, the Company's insurance subsidiaries are adequately capitalized under the formula.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a). Exhibit 15 - Letter re: unaudited interim financial statements

     (b).  Exhibit 27 - Financial data schedule

     (c). A report on Form 8-K was filed July 27, 1994, concerning the Company's 1994 second quarter earnings press release.

           A report on Form 8-K was filed July 1, 1994, concerning the filing of certain exhibits to the Registration Statement on Form S-3 of the Company and PLC Capital L.L.C., with regard to the Company's 7.95% Senior Notes due July 1, 2004.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PROTECTIVE LIFE CORPORATION




Date:  November 11, 1994      /s/  Jerry W. DeFoor
                              ---------------------------
                              Jerry W. DeFoor
                              Vice President and Controller,
                              and Chief Accounting Officer
                              (Duly authorized officer)