Form 10-K405
PROTECTIVE LIFE CORP
filed 1995-03-24
CIK 355429

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                 ---------------


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 0-9924


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

                                  ------------

           Securities registered pursuant to Section 12(b) of the Act:

                          COMMON STOCK, $0.50 PAR VALUE
        JUNIOR PARTICIPATING CUMULATIVE PREFERRED STOCK, $1.00 PAR VALUE
 PLC CAPITAL L.L.C. 9% CUMULATIVE MONTHLY INCOME PREFERRED SECURITIES, SERIES A
                                (Title of class)

                              Name of each exchange
                               on which registered
                               -------------------
                             NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                        PREFERRED STOCK, $1.00 PAR VALUE
                       7.95% SENIOR NOTES DUE JULY 1, 2004
                                (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X   No
                                      ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 10, 1995: $502,691,820
Number of shares of Common Stock, $0.50 Par Value, outstanding as of March 10, 1995: 13,723,224

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1994 Annual Report To Stockholders (the "1994 Annual Report To Stockholders") are incorporated by reference into Parts I, II, and IV of this Report.

Portions of the Registrant's Proxy Statement dated March 24, 1995, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PROTECTIVE LIFE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1994

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    19

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .    19


                                     PART II

Item 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters. . . . . . . . . . . . . . . . . .    19

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . .    20

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . .    21

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . .    21

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . . .    23


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . .    23

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .    25

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . . . .    25

Item 13.  Certain Relationships and Related Transactions . . . . . . . . .    25

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .    25

                                     PART I

ITEM 1.   BUSINESS

     Protective Life Corporation is an insurance holding company, whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("Protective Life") is the Company's principal operating subsidiary. Unless the context otherwise requires, the "Company" refers to the consolidated group of Protective Life Corporation and its subsidiaries. The Company has six operating divisions: Acquisitions, Financial Institutions, Group, Guaranteed Investment Contracts, Individual Life, and Investment Products. The Company also has an additional business segment which is described herein as Corporate and Other.

     Additional information concerning the Company's divisions may be found in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESULTS OF OPERATIONS" and Note J to Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders, which are incorporated herein by reference.

ACQUISITIONS DIVISION

     The Company actively seeks to acquire blocks of insurance policies. These acquisitions may be accomplished through acquisitions of companies or through the assumption or reinsurance of policies. Most acquisitions do not include the Company's acquisition of an active sales force, but some do. Blocks of policies acquired through the Acquisitions Division are usually administered as "closed" blocks; i.e., no new policies are sold. Therefore, the amount of insurance in force for a particular acquisition is expected to decline with time due to lapses and deaths of the insureds. The experience of the Company has been that acquired or reinsured business can be administered more efficiently by the Company than by previous management.

     More than twenty separate transactions were made between 1970 and 1987. From 1987 through 1989, the Company encountered more competition concerning acquisitions; however, it did not change its strategy concerning the margins it sought from acquisitions. Consequently, no material transactions were entered into from 1987 to 1989.

     The environment for acquisitions has become more favorable since 1989 and management believes that this favorable environment likely will continue into the immediate future. Insurance companies are facing heightened regulatory and market pressure to increase statutory capital and thus may seek to increase capital by selling blocks of policies. Insurance companies also appear to be selling blocks of policies in conjunction with programs to narrow strategic focus. In addition, smaller companies may face difficulties in marketing and thus may seek to be acquired.

     Several states have enacted statutes that decreased the attractiveness of assumption reinsurance transactions and increased the attractiveness of coinsurance transactions, which has caused sellers to place more emphasis on the financial condition and acquisition experience of the purchaser. Management believes this trend will favorably impact the Company's competitive position. However, it appears that other companies are entering this market; therefore, the Company may face increased competition for future acquisitions.

     Total revenues and income before income tax from the Acquisitions Division are expected to decline with time unless new acquisitions are made. Therefore, the Division's revenues and earnings may fluctuate from year-to-year depending upon the level of acquisition activity.

     In the fourth quarter of 1990, Protective Life reinsured two separate blocks of insurance. In the first quarter of 1992, Employers National Life Insurance Company, a small Texas insurance company, was purchased and merged into Protective Life. In the third quarter of 1993, Protective Life acquired Wisconsin National Life Insurance Company and coinsured a small block of universal life policies. In the second quarter of 1994, the Company coinsured a small block of payroll deduction policies. In the fourth quarter of 1994, the Company acquired through coinsurance a block of 130,000 policies.

FINANCIAL INSTITUTIONS DIVISION

     The Financial Institutions Division specializes in marketing insurance products through commercial banks, savings and loan associations, and mortgage bankers. The Division markets an array of life and health products, the majority of which cover consumer and mortgage loans made by financial institutions located primarily in the southeastern United States. The Division also markets life and health products through the consumer finance industry and through automobile dealerships. The Division markets through employee field representatives, independent brokers, and a wholly-owned subsidiary. The Division also offers certain products through direct mail solicitation to customers of financial institutions. The demand for credit life and credit health insurance is related to the level of loan demand.

     In July 1992, in a major expansion of the Division, the Company acquired the credit insurance business of Durham Life Insurance Company ("Durham") which more than doubled the reserves the Company then held for its existing credit insurance activities. The acquisition provided significant market share in the southeastern states not previously covered by the Company. The larger size of the Division has allowed it to achieve economies of scale.

GROUP DIVISION

     The Group Division manufactures, distributes, and services group, payroll deduction, cancer, and dental insurance products. The Division offers substantially all forms of group insurance customary in the industry, making available complete packages of life and accident and health insurance to employers. The life and accident and health insurance packages offered by this Division include hospital and medical coverages as well as dental and disability coverages. To address rising health care costs, the Division provides cost containment services such as utilization review and catastrophic case management.

     The Division markets its group insurance products primarily in the southeastern and southwestern United States using the services of brokers who specialize in group products. Sales offices in Alabama, Florida, Georgia, Illinois, Missouri, North Carolina, Ohio, Oklahoma, Tennessee, and Texas are maintained to serve these brokers. Group policies are directed primarily at employers and associations with between 25 and 1,000 employees. The Division also markets group insurance to small employers through a marketing organization affiliated with an insurer, and reinsures the business produced by the marketing organization. The Division receives a ceding commission from these arrangements.

     Group accident and health insurance is generally considered to be cyclical. Profits rise or fall as competitive forces allow or prevent rate increases to keep pace with changes in group health medical costs. The Company is placing marketing emphasis on other health insurance products which have not been as subject to medical cost inflation as traditional group health products. These products include dental insurance policies and hospital indemnity policies which are distributed nationally through the Division's existing distribution system, as well as through joint marketing arrangements with independent marketing organizations, and through reinsurance contracts with other insurers. These products also include an individual cancer insurance policy marketed through a nationwide network of agents. It is anticipated that a significant part of the growth in the Company's health insurance premium income in the next several years will be from products like dental and individual cancer insurance.

     In 1993 the Division established a special marketing unit to sell dental plans through mail and telephone solicitations. Additionally, the Company has recently acquired National Health Care Systems of Florida, Inc., known as "DentiCare", a Florida-based dental health maintenance organization. DentiCare has over 260,000 members in the southeastern United States.

GUARANTEED INVESTMENT CONTRACTS DIVISION

     In November 1989, the Company began selling guaranteed investment contracts ("GICs"). The Company's GICs are contracts, generally issued to a 401(k) or other retirement savings plan, which guarantee a fixed return on deposits for a specified period and often provide flexibility for withdrawals, in keeping with the benefits provided by the plan. The Company also offers a related product which is purchased primarily as a temporary investment vehicle by the trustees of escrowed municipal bond proceeds. GICs are sold to customers through a network of specialized GIC managers, consultants, and brokers.

     The Company entered the GIC business in 1989 through a joint venture. The joint venture arrangement was ended in 1991.

     Life insurer credit concerns and a demand shift to non-traditional GIC alternatives have generally caused the GIC market to contract somewhat. Management believes that maintenance of strong claims-paying and financial strength ratings is necessary for success in this market.

     The Division's total revenues and income before income tax have significantly increased each year since 1990 as GIC account balances have increased. The rate of growth in GIC account balances will most likely significantly decrease as the number of maturing contracts increases.

INDIVIDUAL LIFE DIVISION

     Since 1983, the Individual Life Division (formerly, the Agency Division) has utilized a distribution system based on experienced independent personal producing general agents who are recruited by regional sales managers. At December 31, 1994, there were 25 regional sales managers located throughout the United States. Honors Club members, agents who produce at least $30 thousand of new premium per year, totalled 253 at December 31, 1994. Honors Club members represent approximately 46% of the Division's new premium. In 1993, the Division began distributing insurance products through stock brokers. The Division also distributes insurance products through the payroll deduction market.

     Marketing efforts in the Individual Life Division are directed toward the Company's various universal life products and products designed to compete in the term marketplace. Universal life products combine traditional life insurance protection with the ability to tailor a more flexible payment schedule to the individual's needs, provide an accumulation of cash values on which income taxes are deferred, and permit the Company to change interest rates credited on policy cash values to reflect current market rates. The Company currently emphasizes back-end loaded universal life policies which reward the continuing policyholder and which should maintain the persistency of its universal life business. The products designed to compete in the term marketplace are term-like policies with guaranteed level premiums for the first 10, 15, or 20 years which provide a competitive net cost to the insured.

     The Division is developing new ventures including a special program for parents and guardians of persons with disabilities, a special product for owners of privately-held companies, and the sale of policies in the life insurance brokerage market.

     The Division recently changed its name to describe more accurately its functions of manufacturing, distributing, and servicing the Company's individual life insurance products.

INVESTMENT PRODUCTS DIVISION

     The Investment Products Division manufactures, sells, and supports annuity products. These products are sold through stock brokers, financial institutions, and the Individual Life Division.

     In April 1990, the Company began sales of modified guaranteed annuity products ("MGA products") which guarantee a compounded interest rate for a fixed term. Because contract values are "market-value adjusted" upon surrender prior to maturity, the MGA products afford the Company a measure of protection from changes in interest rates.

     In late 1992, the Division ceased most new sales of single premium deferred annuities. In 1994, the Division introduced a variable annuity product to broaden the Division's product line.

     The Division also includes ProEquities, Inc. ("PES"), formerly, Protective Equity Services, Inc., an affiliated securities broker-dealer. Through PES, members of the Company's field force who are licensed to sell securities can sell stocks, bonds, mutual funds, and investment products that may be manufactured or issued by companies other than the Company. Some of the Company's annuity products are also sold through PES. On January 1, 1995, management responsibility for PES was transferred to the Individual Life Division, and PES's financial results will be included in the Individual Life Division beginning in 1995.

CORPORATE AND OTHER

     The Corporate and Other segment consists of several small insurance lines of business, net investment income and expenses not attributable to the business segments described above (including interest on substantially all debt), and the operations of several small noninsurance subsidiaries. The earnings of this segment may fluctuate from year to year.

     In 1988, the Company acquired convertible preferred stock of Southeast Health Plan, Inc. ("SEHP"), a Birmingham-based health maintenance organization. In August 1991, the Company converted the preferred stock into 80% of the common stock of SEHP. In August 1993, the Company sold its interest in SEHP.

     In 1994, the Company entered into a joint venture arrangement with the Lippo Group to enter the Hong Kong insurance market. The Company and the Lippo Group jointly own a Hong Kong insurer which commenced business in early 1995. Most of the Hong Kong insurer's products are similar to those currently being offered by the Company. Management believes that this joint venture will position the Company to market life insurance in mainland China when that opportunity unfolds.

INSURANCE IN FORCE

            The Company's total consolidated life insurance in force at December 31, 1994 was $49.9 billion. The following table shows sales by face amount and insurance in force for the Company's business segments.

                                           YEAR ENDED DECEMBER 31
                                  -----------------------------------------------------------------------
                                       1994            1993          1992         1991           1990
                                      ------         --------      --------     ---------      --------
                                                                 (dollars in thousands)
New Business Written
   Financial Institutions. . .    $ 2,524,212    $ 2,776,276    $ 1,149,265    $ 1,057,886    $ 1,095,595
   Group . . . . . . . . . . .        184,429        252,345        328,258        390,141        852,893
   Individual Life . . . . . .      6,329,630      4,440,510      4,877,038      4,244,903      3,581,071
                                  -----------    -----------    -----------    -----------    -----------
        Total. . . . . . . . .    $ 9,038,271    $ 7,469,131    $ 6,354,561    $ 5,692,930    $ 5,529,559
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------

Business Acquired
   Acquisitions. . . . . . . .    $ 4,756,371    $ 4,378,812    $ 1,302,330                   $ 1,570,401
   Financial Institutions. . .                                    1,432,338
                                  -----------    -----------    -----------    -----------    -----------
        Total. . . . . . . . .    $ 4,756,371    $ 4,378,812    $ 2,734,668    $         0    $ 1,570,401
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------

Insurance in Force at End of Year(1)
   Acquisitions. . . . . . . .    $11,728,569    $ 8,452,114    $ 3,836,066    $ 4,385,948    $ 5,290,020
   Financial Institutions. . .      4,841,318      4,306,179      3,690,610      2,446,815      2,319,150
   Group . . . . . . . . . . .      7,464,501      6,716,724      6,315,410      7,088,931      6,817,663
   Individual Life . . . . . .     25,843,232     22,975,577     20,634,927     16,655,923     13,850,255
                                  -----------    -----------    -----------    -----------    -----------
        Total. . . . . . . . .    $49,877,620    $42,450,594    $34,477,013    $30,577,617    $28,277,088
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------

_______________
(1) Reinsurance assumed has been included; reinsurance ceded (1994-$8,639,272; 1993-$7,484,566; 1992-$6,982,127; 1991-$5,292,080; 1990-$3,597,097) has not
     been deducted.


           The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to surrenders and lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions and assumptions was:


                                                        RATIO OF
                    YEAR ENDED                          VOLUNTARY
                    DECEMBER 31                        TERMINATIONS
                    -----------                        ------------

                        1990 . . . . . . . . . . . . .      11.6%
                        1991 . . . . . . . . . . . . .       8.9
                        1992 . . . . . . . . . . . . .       9.0
                        1993 . . . . . . . . . . . . .       8.7
                        1994 . . . . . . . . . . . . .       7.0



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


                              GUARANTEED       MODIFIED
            YEAR ENDED        INVESTMENT      GUARANTEED    FIXED     VARIABLE
            DECEMBER 31        CONTRACTS       ANNUITIES   ANNUITIES  ANNUITIES
           ------------       ----------      ----------   ---------  ---------
                                  (dollars in thousands)
                1990          $  726,866       $ 37,063  $205,032
                1991           1,264,603        115,477   324,662
                1992           1,694,530        299,608   374,451
                1993           2,015,075        468,689   537,053
                1994           2,281,673        661,359   539,756      $171,088


UNDERWRITING

     The underwriting policies of the Company's insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, rated, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most ordinary insurance applied for by applicants over age 50. In the case of "simplified issue" policies, which are issued primarily through the Financial Institutions Division and the payroll deduction market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than "simplified issue" policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

     The Company's insurance subsidiaries require blood samples to be drawn with ordinary insurance applications for coverage over $100,000 (ages 16-50) or $150,000 (age 51 and above). Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

     Group insurance underwriting policies are administered by experienced group underwriters. The underwriting policies are designed for single employer groups. Initial premium rates are based on prior claim experience and manual premium rates with relative weights depending on the size of the group and the nature of the benefits.

INVESTMENTS

      The types of assets in which the Company may invest are influenced by state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the composition of the investment portfolio by asset type and credit exposure. Because liquidity is important, the Company continually balances maturity against yield and quality considerations in selecting new investments.

     The Company's asset/liability matching practices involve monitoring of asset and liability durations for various product lines, cash flow testing under various interest rate scenarios, and rebalancing of assets and liabilities with respect to yield, risk, and cash-flow characteristics.

     In accordance with generally accepted accounting principles, the Company's fixed maturities, equity securities, and short-term investments are valued at market. Mortgage loans, investment real estate, policy loans, and other long-term investments are valued at amortized cost. The following table shows the Company's investments at December 31, 1994, valued on the basis of generally accepted accounting principles.


                                                                PERCENT OF TOTAL
                                                 ASSET VALUE     INVESTMENTS
                                             ------------------ ----------------
                                           (dollars in thousands)
     Fixed maturities:
       Bonds:
         Mortgage-backed securities               $1,898,321           35.8%
         United States Government
           and government agencies
           and authorities                            81,881            1.6
         States, municipalities, and
           political subdivisions                      9,677            0.2
         Public utilities                            378,120            7.1
         Convertibles and bonds
           with warrants attached                        385            ---
         All other corporate bonds                   874,428           16.5
       Bank loan participations                      244,881            4.6
       Redeemable preferred stocks                     5,953            0.1
                                                  ----------           ----
           Total fixed maturities                  3,493,646           65.9
                                                  ----------           ----

     Equity securities:
       Common stocks - industrial,
         miscellaneous, and all other                 24,797            0.5
       Nonredeemable preferred stocks                 20,208            0.4
                                                  ----------           ----
           Total equity securities                    45,005            0.9
                                                  ----------           ----

     Mortgage loans on real estate                 1,487,795           28.0
     Investment real estate                           20,303            0.4
     Policy loans                                    147,608            2.8
     Other long-term investments                      48,013            0.9
     Short-term investments                           59,541            1.1
                                                  ----------           ----
           Total investments                      $5,301,911          100.0%
                                                  ----------          -----
                                                  ----------          -----


     A significant portion of the Company's bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages, and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates.

     In management's view, the overall quality of the Company's investment portfolio continues to be strong. The Company obtains ratings of its fixed maturities from Moody's Investor Service, Inc. ("Moody's") and Standard & Poor's Corporation ("S&P"). If a bond is not rated by Moody's or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 1994, approximately 98% of bonds were rated by Moody's, S&P, or the NAIC.

     The following table shows the approximate percentage distribution of the Company's fixed maturities by rating category, utilizing S&P's rating categories, at December 31, 1994:


                                                             PERCENTAGE OF
                                                                FIXED
                         TYPE                                 MATURITIES
                         ----                                 ----------

                         Bonds
                           AAA                                    57.6%
                           AA                                      5.5
                           A                                      12.5
                           BBB                                    14.9
                           BB or Less                              2.3
                         Bank Loan Participations
                           Investment Grade                        1.4
                           Non-Investment Grade                    5.6
                         Redeemable Preferred Stock                0.2
                                                                 -----
                         Total                                   100.0%
                                                                ------
                                                                ------


     At December 31, 1994, approximately $3,160.3 million of the Company's $3,242.8 million bond portfolio was invested in U.S. Government-backed securities or investment grade corporate bonds and only approximately $82.5 million of its bond portfolio was rated less than investment grade. Approximately $269 million of bonds are not publicly traded.

     Risks associated with investments in less than investment grade debt obligations may be significantly higher than risks associated with investments in debt securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to such debt obligations than with other debt securities because these obligations may be unsecured or subordinated to other creditors. Additionally, there is often a thinly traded market for such securities and current market quotations are frequently not available for some of these securities. Issuers of less than investment grade debt obligations usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment-grade issuers.

     The Company also invests in bank loan participations. Generally, such investments constitute the most senior debt incurred by the borrower in highly leveraged transactions. They are generally unrated by the credit rating agencies. Of the $244.9 million of bank loan participations owned by the Company at December 31, 1994, $195.1 million were classified by the Company as less than investment grade.

     The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties, or credit-anchored strip shopping centers.

     The following table shows a breakdown of the Company's mortgage loan portfolio by property type:


                                          PERCENTAGE OF
                                          MORTGAGE LOANS
                     PROPERTY TYPE        ON REAL ESTATE
                     -------------        --------------
                     Retail                 79.2%
                     Warehouses              7.8
                     Office Building         7.4
                     Apartments              2.7
                     Mixed-use               1.3
                     Other                   1.6
                                            ----
                     Total                 100.0%
                                           -----
                                           -----

     Credit-anchored strip shopping center loans are generally on strip shopping centers located in smaller towns and anchored by one or more strong regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are some of the largest anchor tenants (measured by the Company's exposure) in the strip shopping centers at December 31, 1994:


                                             PERCENTAGE OF
                                             MORTGAGE LOANS
               ANCHOR TENANTS                ON REAL ESTATE
               --------------                --------------
               Food Lion                           5%
               K-Mart                              5
               Winn Dixie                          4
               Wal-Mart                            4
               Bi-Lo                               3
               Kroger                              2


     The Company's mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination, although in certain circumstances the Company will lend on the basis of an 85% loan-to-value ratio. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service. The average size mortgage loan in the Company's portfolio is approximately $1.5 million. The largest single loan amount is $11.9 million.

     Many of the Company's mortgage loans have call or interest rate reset provisions after five to seven years. However, if interest rates were to significantly increase, the Company may be unable to increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates, or call the loans.

     At December 31, 1994, $24.0 million or 1.6% of the mortgage loan portfolio was nonperforming. It is the Company's policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

     As a general rule, the Company does not invest directly in real estate.
The investment real estate held by the Company consists largely of properties obtained through foreclosures or the acquisition of other insurance companies. At foreclosure, a new appraisal is obtained, and the value of real estate acquired through foreclosure is valued at the lesser of the mortgage loan balance plus costs of foreclosure or appraised value. In the Company's experience, the appraised value of foreclosed properties often equals or exceeds the mortgage loan balance on the property plus costs of foreclosure. Also, foreclosed properties often generate a positive cash flow enabling the Company to hold and manage the property until the property can be profitably sold.

     The Company has established an allowance for uncollectible amounts on investments. This allowance was $35.9 million at December 31, 1994.

     A combination of futures contracts and options on treasury notes is currently being used in connection with a hedging program which is designed to hedge against rising interest rates for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest sensitive products such as GICs and individual annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. The Company also uses interest rate swap contracts to effectively convert certain investments from a variable to a fixed rate of interest.

     For further discussion regarding the Company's investments and the maturity of and the concentration of risk among the Company's invested assets, see Note C to the Consolidated Financial Statements.

     The following table shows the investment results of the Company for the years 1990 through 1994:


                 CASH, ACCRUED                    PERCENTAGE
               INVESTMENT INCOME,     NET         EARNED ON        REALIZED
YEAR ENDED      AND INVESTMENTS    INVESTMENT   AVERAGE OF CASH   INVESTMENT
DECEMBER 31      AT DECEMBER 31      INCOME     AND INVESTMENTS  GAINS (LOSSES)
-----------    -----------------   ----------   ---------------  --------------
                             (dollars in thousands)
   1990            $2,077,746      $136,995          9.4%             $(3,154)
   1991             2,837,278       233,502          9.4               (3,085)
   1992             3,653,074       284,069          8.9                  (14)
   1993             4,845,167       362,130          8.7                5,054
   1994             5,362,016       417,825          8.3                6,298


     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1994 Annual Report to Stockholders for certain information relating to the Company's investments and liquidity.

INDEMNITY REINSURANCE

     As is customary in the insurance industry, the Company's insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life. Certain of the term-like plans of the Company have a retention of $50,000 per life. For group insurance, the maximum amount retained on any one life is $100,000. At December 31, 1994, the Company had insurance in force of $49.9 billion of which approximately $8.6 billion was ceded to reinsurers.

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

     Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in the "Policyholders' Surplus Account" for each insurance company subsidiary to be taxed only when such income was distributed to the stockholders or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in the Policyholders' Surplus Account have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 1994, the combined Policyholders' Surplus Accounts for the life insurance subsidiaries of the Company and the estimated tax which would become payable on these amounts if distributed to stockholders were $50.7 million and $17.7 million, respectively. The Company does not anticipate any of its life insurance subsidiaries exceeding applicable limits on amounts accumulated in these accounts and, therefore, does not expect to involuntarily pay tax on the amounts held therein.

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

     Banks, by offering bank investment contracts currently guaranteed by the FDIC, provide competitive alternatives to GICs. Banks may also compete by selling annuity products provided by other insurance companies. Also, in the future banks and other financial institutions may be granted approval to underwrite and sell annuities or other insurance products that compete directly with the Company.

REGULATION

     The Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. The Company's management does not believe that the regulatory initiatives currently under consideration would have a material adverse impact on the Company or its insurance subsidiaries; however, the Company cannot predict the form of any future proposals or regulation.

     The Company's insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. To date, no such insurance department examinations have produced any significant adverse findings regarding any insurance subsidiary of the Company.

     A life insurance company's statutory capital is computed according to rules prescribed by the NAIC as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These risk-based capital requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 1994 statutory financial reports, management believes that the Company's insurance subsidiaries are adequately capitalized under the formula.

     Individual state guaranty associations assess insurance companies to pay benefits to policyholders of insolvent or failed insurance companies. The Company's insurance subsidiaries were assessed immaterial amounts in 1994, which will be partially offset by credits against future state premium taxes. The Company cannot predict the amount of any future assessments; however, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength.

     In addition, many states, including the states in which the Company's insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where Protective Life is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of a person is generally deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.

     The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to the Company. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory insurance accounting practices. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 1995 is estimated to be $62 million as of December 31, 1994. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled, which restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

     The Company's insurance subsidiaries act as fiduciaries and are subject to regulation by the Department of Labor ("DOL") when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). Severe penalties are imposed by ERISA on fiduciaries which violate ERISA's prohibited transaction provisions by breaching their duties to ERISA covered plans. In a case decided by the United States Supreme Court in December, 1993 (JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY V. HARRIS TRUST AND SAVINGS BANK) the Court concluded that an insurance company general account contract that had been issued to a pension plan should be divided into its guaranteed and nonguaranteed components and that certain ERISA fiduciary obligations applied with respect to the assets underlying the nonguaranteed components. Although the Company's insurance subsidiaries have not issued contracts identical to the one involved in HARRIS TRUST, some of its policies relating to ERISA-covered plans may be deemed to have nonguaranteed components subject to the principles announced by the Court.

     The full extent to which HARRIS TRUST makes the fiduciary standards and prohibited transaction provisions of ERISA applicable to all or part of insurance company general account assets, however, cannot be determined at this time. The Supreme Court's opinion did not resolve whether the assets at issue in the case may be subject to ERISA for some purposes and not others. The life insurance industry is currently discussing with the DOL the possibility of exemptions from the prohibited transaction provisions of ERISA in view of HARRIS TRUST. In August of 1994, the DOL published a notice of a proposed class exemption which, if adopted in final form, would exempt from the prohibited transaction rules, prospectively and retroactively to January 1, 1995, certain transactions engaged in by insurance company general accounts in which employer benefit plans have an interest. The proposed exemption would not cover all such transactions, and the insurance industry is seeking further relief. Until these and other matters are clarified, the Company is unable to determine whether the decision will result in any liability and, if so, its nature and scope.

     Existing federal laws and regulations affect the taxation of life insurance products and companies or their contractholders or policyowners and the relative desirability of various personal investment vehicles. Congress has from time to time considered proposals that, if enacted, would have had an adverse impact on the federal income tax treatment of certain individual annuity and life insurance policies offered by the Company's life insurance subsidiaries. If these proposals were to be adopted, they would adversely affect the ability of the Company's life insurance subsidiaries to sell such products and could result in the surrender of existing contracts and policies. Although it cannot be predicted whether future legislation will contain provisions that alter the treatment of these products, such provisions are not part of any tax legislation currently under active consideration in Congress.

     The Federal Government has advocated changes to the current health care delivery system which will address both affordability and availability issues. The ultimate scope and effective date of any health care reform proposals are unknown at this time and are likely to be modified as they are considered for enactment by Congress. It is anticipated that these proposals may adversely affect certain products in the Company's group health insurance business. In addition to the federal initiatives, a number of states are considering legislative programs that are intended to affect the accessibility and affordability of health care. Some states have recently enacted health care reform legislation. These various state programs (which could be preempted by any federal program) may also adversely affect the Company's group health insurance business. However, in light of the small relative proportion of the Company's earnings attributable to group health insurance, management does not expect that either the federal or state proposals will have a material adverse effect on the Company's earnings.

     Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1994 Annual Report to Stockholders.

EMPLOYEES

     The Company had 1,094 full-time employees, including 919 in the Home Office in Birmingham, Alabama at December 31, 1994. These employees are covered by contributory major medical insurance, group life, and long-term disability insurance plans. The cost of these benefits in 1994 amounted to approximately $2.4 million for the Company. In addition, substantially all of the employees are covered by a pension plan. The Company also matches employee contributions to its 401(k) Plan. See Note K to Consolidated Financial Statements.

RECENT DEVELOPMENTS

     The President and Congress are considering repealing the Glass-Steagall Act, which would allow banks to diversify into securities and other businesses including insurance. The ultimate scope and effective date of any proposals are unknown at this time and are likely to be modified as they are considered for enactment by Congress. It is anticipated that these proposals may increase competition and, therefore, may adversely affect the Company.

     In March 1995, the Company completed its previously announced acquisition of National Health Care Systems of Florida, Inc. The purchase price, determined at closing, was $38.3 million. In connection with the acquisition, the Company will reissue approximately 658,000 shares of Company Common Stock now held as treasury shares.

ITEM 2.  PROPERTIES

     The Company's Home Office building is located at 2801 Highway 280 South, Birmingham, Alabama. This building includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,000 vehicles.

     The Company leases administrative space in 6 cities, substantially all under leases for periods of three to five years. The aggregate monthly rent is approximately $72 thousand.

     Marketing offices are leased in 16 cities, substantially all under leases for periods of three to five years with only three leases running longer than five years. The aggregate monthly rent is approximately $35 thousand.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company's properties is the subject. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1994 Annual Report to Stockholders for certain information relating to litigation involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1994 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     The Company's Common Stock is listed and principally traded on the New York Stock Exchange (NYSE symbol: PL). Through October 1, 1993, the Company's Common Stock was traded on the over-the-counter market (NASDAQ symbol: PROT) and was quoted on the NASDAQ National Market System. The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.50 par value, as reported by the New York Stock Exchange and the NASDAQ during the periods indicated, along with the dividends paid per share of Common Stock during the same periods.


                                                   RANGE              DIVIDENDS
                                            -------------------       ---------
                                            HIGH           LOW
                                            ----           ---
               1993
                 First Quarter . . . . .   $33-1/2        $27-1/2      $.23
                 Second Quarter. . . . .    37             30-3/4       .26
                 Third Quarter . . . . .    50-1/2         34-1/2       .26
                 Fourth Quarter. . . . .    52-3/8         41-7/8       .26
               1994
                 First Quarter . . . . .   $46-1/2        $40-1/2      $.26
                 Second Quarter. . . . .    46-7/8         36-7/8       .28
                 Third Quarter . . . . .    44-1/4         39-3/4       .28
                 Fourth Quarter. . . . .    48-5/8         39-3/4       .28


     At February 14, 1995, there were approximately 2,100 holders of record of Company Common Stock.

     The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1994 Annual Report to Stockholders. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 - "BUSINESS - REGULATION".

ITEM 6.  SELECTED FINANCIAL DATA



                                                                    YEAR ENDED DECEMBER 31
                                           -----------------------------------------------------------------
                                           1994            1993           1992           1991           1990
                                           ----            ----           ----           ----           ----
                                                   (dollars in thousands, except per share amounts)

INCOME STATEMENT DATA
Premiums and policy fees . . . . . . .    $402,772       $370,758       $323,136       $273,975       $248,448
Net investment income. . . . . . . . .     417,825        362,130        284,069        233,502        136,995
Realized investment gains(losses). . .       6,298          5,054            (14)        (3,085)        (3,154)
Other income . . . . . . . . . . . . .      21,553         21,695         18,835         11,556          8,197
                                          --------       --------       --------       --------       --------

        Total revenues . . . . . . . .    $848,448       $759,637       $626,026       $515,948       $390,486
                                          --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------

Benefits and expenses. . . . . . . . .    $742,275       $674,593       $566,079       $464,245       $350,204
Income tax expense . . . . . . . . . .     $33,976        $28,475        $17,384        $14,477        $11,279
Minority interest. . . . . . . . . . .      $1,796            $19            $90         $1,437           $870
Net income . . . . . . . . . . . . . .     $70,401        $56,550(1)     $41,420(2)     $35,789        $28,133

PER SHARE DATA

Net income(3). . . . . . . . . . . . .       $5.14          $4.13(1)       $3.03(2)       $2.62          $2.07
Cash dividends . . . . . . . . . . . .       $1.10          $1.01          $0.90          $0.82          $0.73
Weighted average number of
    shares outstanding . . . . . . . .  13,696,468     13,690,789     13,657,993     13,649,031     13,611,646
Stockholders' equity . . . . . . . . .      $19.72         $26.34         $20.56         $18.44         $16.29
Stockholders' equity excluding net
    unrealized gains and losses
    on investments . . . . . . . . . .      $27.56         $23.48         $20.32         $18.15         $16.33


                                                                       DECEMBER 31
                                        ---------------------------------------------------------------------
                                        1994              1993            1992           1991          1990
                                        ----              ----            ----           ----            ----
                                                                (dollars in thousands)

BALANCE SHEET DATA
Total assets . . . . . . . . . . . . .  $6,130,284     $5,316,005     $4,006,667     $3,120,290     $2,331,197
Long-term debt . . . . . . . . . . . .     $98,000       $137,598        $31,014        $23,548         $2,079
Total debt . . . . . . . . . . . . . .     $98,000       $147,118        $88,248        $57,579        $81,145
Monthly Income
     Preferred Securities. . . . . . .     $55,000(4)
Stockholders' equity . . . . . . . . .    $270,373       $360,733       $281,400       $251,745       $222,326
Stockholders' equity excluding
     unrealized gains and losses
     on investments. . . . . . . . . .    $377,905       $321,449       $278,244       $247,764       $222,812

____________
(1) Reduced by $1,261 or $.09 per share representing a one-time adjustment to income tax expense due to the change in the corporate income tax rate from 34% to 35%.
(2) Reduced by $1,053 or $.08 per share representing the cumulative effect of a change in accounting principle for the adoption of SFAS No. 106.
(3) Net income per share is computed using the weighted average number of shares outstanding during each period.
(4) Reported as "minority interest in consolidated subsidiaries" in the Company's financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information regarding the Company's financial condition and results of operations is included under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Company's 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data for the Company and its subsidiaries, which are included under the caption "CONSOLIDATED FINANCIAL STATEMENTS" in the Company's 1994 Annual Report to Stockholders, are incorporated herein by reference.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


Our report on the consolidated financial statements of Protective Life Corporation and Subsidiaries has been incorporated by reference in this Form 10-K from page 59 of the 1994 Annual Report to Stockholders of Protective Life Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 26 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




/s/ Coopers & Lybrand L.L.P.

Birmingham, Alabama
February 13, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information concerning executive officers of the Company set forth below, the information called for by this Item 10 is incorporated herein by reference to the section entitled "ELECTION OF DIRECTORS AND INFORMATION ABOUT NOMINEES" in the Company's definitive proxy statement for the Annual Meeting of Stockholders, May 1, 1995, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1994 fiscal year.

     The executive officers of the Company are as follows:

      Name                    Age                 Position
      ----                    ---                 --------

Drayton Nabers, Jr.           54        Chairman of the Board, President and
                                        Chief Executive Officer and a Director

R. Stephen Briggs             45        Executive Vice President

John D. Johns                 42        Executive Vice President and Chief
                                        Financial Officer

Ormond L. Bentley             59        Senior Vice President, Group

Deborah J. Long               41        Senior Vice President and General
                                        Counsel

Jim E. Massengale             52        Senior Vice President

Steven A. Schultz             41        Senior Vice President,
                                        Financial Institutions

Wayne E. Stuenkel             41        Senior Vice President and Chief Actuary

A. S. Williams III            58        Senior Vice President,
                                        Investments and Treasurer

Judy Wilson                   36        Senior Vice President,
                                        Guaranteed Investment Contracts

      Name                    Age                 Position
      ----                    ---                 --------

Jerry W. DeFoor               42        Vice President and Controller,
                                        and Chief Accounting Officer

     All executive officers are elected annually and serve at the pleasure of the Board of Directors. None is related to any director of the Company or to any other executive officer.

     Mr. Nabers has been Chairman of the Board, President and Chief Executive Officer and a Director since May 1994. From May 1992 to May 1994, he was President and Chief Executive Officer and a Director. Mr. Nabers was President and Chief Operating Officer and a Director from August 1982 until May 1992. From July 1981 to August 1982, he was Senior Vice President of the Company. Since August 1982, he has also been President of Protective Life and had been its Senior Vice President from September 1981 to August 1982. From February 1980 to September 1981, he served as Senior Vice President, Operations of Protective Life. From 1979 to February 1980, he was Senior Vice President, Operations and General Counsel of Protective Life. From February 1980 to March 1983, he served as President of Empire General Life Insurance Company, a subsidiary, and from March 1983 to December 31, 1984, he was Chairman of the Executive Committee of Empire General. He is also a director of Energen Corporation and National Bank of Commerce of Birmingham.

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

     Ms. Wilson has been Senior Vice President, Guaranteed Investment Contracts of the Company and of Protective Life since January 1, 1995. From July 1991 to December 31, 1994, she served as Vice President, Guaranteed Investment Contracts of Protective Life. From October 1989 through July 1991, Ms. Wilson was employed by an affiliated insurer who reinsured a percentage of each guaranteed investment contract written through Protective Life.

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

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 11 through 13 is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders, May 1, 1995, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1994 fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     1.   Financial Statements:

          The following financial statements set forth in the
          Company's 1994 Annual Report to Stockholders as indicated on the following table are incorporated by reference (See
          Exhibit 13).
                                                                            PAGE
          Report of Independent Accountants. . . . . . . . . . . . . . . .   59
          Consolidated Statements of Income for the years
            ended December 31, 1994, 1993, and 1992. . . . . . . . . . . .   39
          Consolidated Balance Sheets as of December 31,
            1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . .   40
          Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 1994, 1993,
            and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . .   42
          Consolidated Statements of Cash Flows
            for the years ended December 31, 1994, 1993,
            and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . .   43
          Notes to Consolidated Financial Statements . . . . . . . . . . .   44

     2.   Financial Statement Schedules:

          The Report of Independent Accountants which covers the
          financial statement schedules appears on page 22 of this
          report.  The following schedules are located in this report on the pages indicated.
                                                                            PAGE
          Schedule I - Summary of Investments -
            Other Than Investments in Related Parties. . . . . . . . . . .   33
          Schedule II - Condensed Financial Information
            of Registrant. . . . . . . . . . . . . . . . . . . . . . . . .   34
          Schedule III - Supplementary Insurance Information . . . . . . .   38
          Schedule IV - Reinsurance. . . . . . . . . . . . . . . . . . . .   39

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

          ITEM NUMBER               DOCUMENT

          *3(a) 1985 Restated Certificate of Incorporation of the Company filed as Exhibit 3(a) to the Company's Form 10-K Annual Report for the year ended December 31, 1993

          *3(a)(1) Certificate of Amendment of 1985 Restated Certificate of Incorporation of the Company filed as
                            Exhibit 3(a)(1) to the Company's Form 10-K Annual Report for the year ended December 31, 1993

          *3(a)(2) Certificate of Designation of Junior Participating Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on July 14, 1987 and filed as Exhibit A to the Company's Form 8-K Report filed July 15, 1987

          *3(a)(3) Certificate of Correction of Certificate of Designation of Junior Participating Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on July 27, 1987 and filed as Exhibit 3(a)(4) to the Company's Form 10-K Annual Report for the year ended December 31, 1987

          *3(a)(4) Certificate of Amendment of 1985 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 5, 1994 and filed as Exhibit 3(a)(5) to the Company's Form 10-Q Quarterly Report for the period ended March 31, 1994

          *3(b) By-laws of the Company filed as Exhibit C to the Company's Form 10 Registration Statement filed September 4, 1981

          *3(b)(1) Amended By-laws of the Company filed as Exhibit B to the Company's Form 8-K Report filed May 18, 1983

           *4(a) 1985 Restated Certificate of Incorporation of the Company filed as Exhibit 3(a) to the Company's Form 10-K Annual Report for the year ended December 31, 1993

           *4(a)(1) Certificate of Amendment of 1985 Restated Certificate of Incorporation of the Company filed as
                            Exhibit 3(a)(1) to the Company's Form 10-K Annual Report for the year ended December 31, 1993


______________________
*incorporated by reference

          *4(a)(2) Certificate of Designation of Junior Participating Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on July 14, 1987 and filed as Exhibit A to the Company's Form 8-K Report filed July 15, 1987

          *4(a)(3) Certificate of Correction of Certificate of Designation of Junior Participating Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on July 27, 1987 and filed as Exhibit 3(a)(4) to the Company's Form 10-K Annual Report for the year ended December 31, 1987

          *4(a)(4) Certificate of Amendment of 1985 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 5, 1994 and filed as Exhibit 3(a)(5) to the Company's Form 10-Q Quarterly Report for the period ended March 31, 1994

          *4(c) Certificate of Formation of PLC Capital L.L.C. ("PLC Capital") filed as Exhibit 4(c) to the Company and PLC Capital's Registration Statement No. 33-52831

          *4(d) Amended and Restated Limited Liability Company Agreement of PLC Capital L.L.C. filed as Exhibit 4(d) to the Company and PLC Capital's Registration Statement No. 33-52831

          *4(e) Form of Action establishing series of Preferred Securities (included as Annex A to Exhibit 4(d))

          *4(f) Specimen Preferred Security Certificate (included as Annex B to Exhibit 4(d))

          *4(n) Rights Agreement, dated as of July 13, 1987, between the Company and AmSouth Bank, as Rights Agent filed as Exhibit 1 to the Company's Form 8-A filed July 15, 1987

          *10(a) Management Incentive Plan filed as Exhibit 10(a) to the Company's Form 10-K Annual Report for the year ended December 31, 1984

          *10(a)(1)         Amendment to the Company's Management Incentive Plan
                            renamed as the Company's Annual Incentive Plan filed as Exhibit 10(a)(1) to the Company's Form 10-Q
                            Report filed May 14, 1990

__________________________
*incorporated by reference

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

          *10(d) Bond Purchase Agreement filed as Exhibit 10(d) to the Company's Form 10-K Annual Report for the year ended December 31, 1991

          *10(d)(1)         Escrow Agreement filed as Exhibit 10(d)(1) to the
                            Company's Form 10-K Annual Report for the year ended
                            December 31, 1991

          *10(e) Indemnity Agreements filed as Exhibits to the Company's Form 10-Q Report, filed August 14, 1986

          *10(f)            Preferred Share Purchase Rights Plan filed as
                            Exhibit 1 to the Company's Form 8-A Report filed July 15, 1987, as amended July 23 and July 29, 1987

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

__________________________
*incorporated by reference

          *10(iii)(A)(1)    The Company's Deferred Compensation Plan for
                            Directors who are not Employees of the Company filed as Exhibit 4 to the Company's Form S-8 filed August
                            27, 1993

          *10(iii)(A)(2)    The Company's Deferred Compensation Plan for
                            Officers filed as Exhibit 4 to the Company's Form S-
                            8 filed January 13, 1994

          13                1994 Annual Report To Stockholders

          21                Organization Chart of the Company and Affiliates

          23                Consent of Coopers & Lybrand L.L.P.

          24                Power of Attorney

          27                Financial Data Schedule

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Form 10-K: Exhibit Item Numbers 10(a), 10(a)(1), 10(b), 10(b)(1), 10(b)(2), 10(b)(3), 10(c), 10(c)(1), 10(i),
          10(i)(1), 10(iii)(A)(1), and 10(iii)(A)(2).

     (b)  Reports on Form 8-K:

          (1)               Form 8-K, dated February 14, 1994
                            - Item 5

          (2)               Form 8-K, dated April 26, 1994
                            - Item 5

          (3)               Form 8-K, dated June 17, 1994
                            - Item 7

          (4)               Form 8-K/A, dated June 20, 1994
                            - Item 7

          (5)               Form 8-K, dated July 1, 1994
                            - Item 7

          (6)               Form 8-K, dated July 27, 1994
                            - Item 5

          (7)               Form 8-K, dated October 25, 1994
                            - Item 5

          (8)               Form 8-K, dated November 14, 1994
                            - Item 5
__________________________
*incorporated by reference

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROTECTIVE LIFE CORPORATION


                                        By:/s/Drayton Nabers, Jr.
                                           ---------------------------------
                                            Drayton Nabers, Jr.
                                            Chairman of the Board, President
                                            and Chief Executive Officer
March 24, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          SIGNATURE           CAPACITY IN WHICH SIGNED               DATE
          ---------           ------------------------               ----

/s/Drayton Nabers, Jr.        Chairman of the Board,             March 24, 1995
-------------------------     President and Chief Executive
DRAYTON NABERS, JR.           Officer (Principal Executive
                              Officer) and Director


/s/John D. Johns              Executive Vice President and       March 24, 1995
-------------------------     Chief Financial Officer
JOHN D. JOHNS                 (Principal Financial Officer)


/s/Jerry W. DeFoor            Vice President and Controller,     March 24, 1995
-------------------------     and Chief Accounting Officer
JERRY W. DEFOOR               (Principal Accounting Officer)

                        *
-------------------------     Chairman Emeritus and              March 24, 1995
WILLIAM J. RUSHTON III        Director

                        *
-------------------------     Director                           March 24, 1995
JOHN W. WOODS

                        *     Director                           March 24, 1995
-------------------------
CRAWFORD T. JOHNSON III


                        *     Director                           March 24, 1995
-------------------------
WILLIAM J. CABANISS, JR.


                        *     Director                           March 24, 1995
-------------------------
H. G. PATTILLO


                        *     Director                           March 24, 1995
-------------------------
EDWARD L. ADDISON


                        *     Director                           March 24, 1995
-------------------------
JOHN J. MCMAHON, JR.


                        *     Director                           March 24, 1995
-------------------------
A. W. DAHLBERG


                        *     Director                           March 24, 1995
-------------------------
JOHN W. ROUSE, JR.


                        *     Director                           March 24, 1995
-------------------------
ROBERT T. DAVID


                        *     Director                           March 24, 1995
-------------------------
RONALD L. KUEHN, JR.


                        *     Director                           March 24, 1995
-------------------------
HERBERT A. SKLENAR


______________

     *Drayton Nabers, Jr., by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                              By:/s/Drayton Nabers, Jr.
                                 --------------------------------
                                  DRAYTON NABERS, JR.
                                  Attorney-in-fact

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                DECEMBER 31, 1994
                                 (in thousands)




           COL. A                          COL. B       COL. C        COL. D
           ------                          ------       ------        ------
                                                                     AMOUNT AT
                                                                    WHICH SHOWN
                                                                     IN BALANCE
     TYPE OF INVESTMENT                     COST         VALUE         SHEET
     ------------------                  ----------   -----------   -----------

Fixed maturities:
   Bonds:
      Mortgage-backed securities         $2,002,842    $1,898,321    $1,898,321
      United States Government and
         government agencies and
         authorities                         90,468        81,881        81,881
      States, municipalities, and
         political subdivisions              10,902         9,677         9,677
      Public utilities                      414,011       378,120       378,120
      Convertibles and bonds with
         warrants attached                      687           385           385
      All other corporate bonds             927,779       874,428       874,428
   Bank loan participations                 244,881       244,881       244,881
   Redeemable preferred stocks                6,800         5,953         5,953
                                         ----------    ----------    ----------
              Total fixed maturities      3,698,370     3,493,646     3,493,646
                                         ----------    ----------    ----------
Equity securities:
   Common stocks - industrial,
      miscellaneous, and all other           22,768        24,797        24,797
   Nonredeemable preferred stocks            23,190        20,208        20,208
                                         ----------    ----------    ----------
              Total equity securities        45,958        45,005        45,005
                                         ----------    ----------    ----------

Mortgage loans on real estate             1,487,795      ********     1,487,795
Investment real estate                       20,303      ********        20,303
Policy loans                                147,608      ********       147,608
Other long-term investments                  48,013      ********        48,013
Short-term investments                       59,541      ********        59,541
                                         ----------                  ----------

                  Total investments      $5,507,588      ********    $5,301,911
                                         ----------                  ----------
                                         ----------                  ----------

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                              STATEMENTS OF INCOME
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                 (in thousands)


                                                 1994        1993        1992
                                               -------     --------    -------
REVENUES
    Dividends from subsidiaries*               $ 1,885     $   (91)    $ 6,261
    Service fees from subsidiaries*             28,949      21,143      26,766
    Realized investment gains                                              140
    Investment income                            5,339       4,276       2,976
    Other income                                 1,582       3,662         154
                                               -------     -------     -------
                                                37,755      28,990      36,297
                                               -------     -------     -------

EXPENSES
    Operating and administrative                28,499      25,340      24,302
    Interest - subsidiaries*                     2,491                     579
    Interest - others                            6,793       5,300       4,221
                                               -------     -------     -------
                                                37,783      30,640      29,102
                                               -------     -------     -------

INCOME BEFORE FEDERAL INCOME
    TAX AND OTHER ITEMS BELOW                      (28)     (1,650)      7,195

INCOME TAX EXPENSE (BENEFIT)                       128      (1,325)       (503)
                                               -------     -------     -------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
    INCOME OF SUBSIDIARIES                        (156)       (325)      7,698

EQUITY IN UNDISTRIBUTED INCOME OF
    SUBSIDIARIES BEFORE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLE*        70,557      56,875      34,775
                                               -------     -------     -------


INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE                     70,401      56,550      42,473

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE                                                           (1,053)
                                               -------     -------     -------

NET INCOME                                     $70,401     $56,550     $41,420
                                               -------     -------     -------
                                               -------     -------     -------


_____________________

*Eliminated in consolidation.

See notes to condensed financial statements.

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                                 BALANCE SHEETS
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)
                                 (in thousands)

                                                               DECEMBER 31
                                                         ----------------------
                                                           1994          1993
                                                         --------      --------
ASSETS
    Investments:
        Short-term investments                           $  1,900      $  1,997
        Long-term investments                                  77
        Investment real estate                                133           133
        Investments in subsidiaries (equity method)*      420,126       473,313
                                                         --------      --------
                                                          422,236       475,443
    Cash                                                      196           408
    Receivables from subsidiaries*                         41,188        50,285
    Other receivables                                       1,024
    Accrued income taxes                                    1,884         1,216
    Other                                                   4,090         1,225
                                                         --------      --------
                      Total Assets                       $470,618      $528,577
                                                         --------      --------
                                                         --------      --------

LIABILITIES
    Accrued expenses and other liabilities               $ 29,581      $ 19,027
    Deferred income taxes                                   3,044         1,817
    Short-term debt:
        Banks                                                             9,500
    Long-term debt:
        Subsidiaries*                                      69,620
        Banks                                              23,000       137,500
        Senior Notes                                       75,000
                                                         --------      --------

                      Total Liabilities                   200,245       167,844
                                                         --------      --------
STOCKHOLDERS' EQUITY
    Preferred Stock
    Junior Participating Cumulative
        Preferred Stock
    Common Stock                                            7,834         7,834
    Additional paid-in capital                             71,295        70,469
    Net unrealized gains (losses) on
        investments (all from subsidiaries, net
        of income tax: 1994 - $(57,902); 1993 - $19,774) (107,532)       39,284
    Retained earnings (including undistributed
        income of subsidiaries: 1994 - $378,390;
        1993 - $307,833)                                  322,691       267,361
    Treasury stock                                        (18,323)      (18,359)
    Unallocated stock in Employee Stock Ownership Plan     (5,592)       (5,856)
                                                         --------      --------
                      Total Stockholders' Equity          270,373       360,733
                                                         --------      --------
                                                         $470,618      $528,577
                                                         --------      --------
                                                         --------      --------

_____________________
*Eliminated in consolidation.

See notes to condensed financial statements.

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                 (in thousands)

                                                         1994           1993           1992
                                                       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                         $70,401       $56,550        $41,420
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Equity in undistributed net income
             of subsidiaries*                           (70,557)      (56,875)       (34,775)
          Deferred income taxes                           1,227        (2,381)         1,038
          Gain on sale of subsidiary                                   (3,522)
          Other (net)                                     6,910         7,725         (6,209)
                                                        -------        ------         ------

     Net cash provided by operating activities            7,981         1,497          1,474
                                                        -------        ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of and/or additional investments
       in subsidiaries*                                 (23,071)      (41,806)          (675)
     Loan to subsidiary*                                              (20,000)       (19,700)
     Principal payments received on loan
       to subsidiary*                                     9,500        11,550          4,500
     Sale of subsidiary                                                 2,091
     Change in other long-term
       investments                                          (77)        1,041          4,134
     Change in short-term investments                        97        (1,147)           499
                                                        -------        ------         ------

     Net cash used in investing activities              (13,551)      (48,271)       (11,242)
                                                        -------        ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowing under line of
       credit arrangements and long-term debt            91,000        68,300         43,700
     Principal payments on line of credit
       arrangements and long-term debt                 (140,000)       (7,500)       (13,000)
     Proceeds from borrowing under
       long-term debt to subsidiary*                     69,620
     Principal payments on long-term debt
       to subsidiary*                                                                 (8,997)
     Purchase of treasury stock                            (191)
     Dividends to stockholders                          (15,071)      (13,827)       (12,304)
                                                        -------        ------         ------
     Net cash provided by financing
       activities                                         5,358        46,973          9,399
                                                        -------        ------         ------

INCREASE (DECREASE) IN CASH                                (212)          199           (369)
CASH AT BEGINNING OF YEAR                                   408           209            578
                                                        -------        ------         ------
CASH AT END OF YEAR                                     $   196        $  408         $  209
                                                        -------        ------         ------
                                                        -------        ------         ------

_____________________

*Eliminated in consolidation.

See notes to condensed financial statements.

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)


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

NOTE 1 - DEBT

At December 31, 1994, the Company had borrowed $23.0 million of its $60 million revolving line of credit. Borrowings under the revolving line of credit become due in 1997. In addition, $75 million of Senior Notes due 2004 and $69.6 million of subordinated debentures due 2024 were outstanding at December 31, 1994. The subordinated debentures were issued to PLC Capital L.L.C., an affiliate, in connection with the issuance of Monthly Income Preferred Securities by PLC Capital L.L.C.

NOTE 2 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                           1994            1993           1992
                                                          ------          ------         ------
CASH PAID (RECEIVED) DURING THE YEAR FOR:

         Interest Paid to Non-Affiliates                  $3,791          $5,540         $4,131

         Interest Paid to Subsidiary*                      2,490                            613
                                                          ------          ------         ------
                                                          $6,281          $5,540         $4,744
                                                          ------          ------         ------
                                                          ------          ------         ------
         Income Taxes (reduced by amounts received
           from affiliates under a tax sharing agreement) $ (431)         $ (701)        $  437
                                                          ------          ------         ------
                                                          ------          ------         ------

NONCASH INVESTING AND FINANCING ACTIVITIES

         Reissuance of Treasury Stock to ESOP             $    3          $    3         $   16
                                                          ------          ------         ------
                                                          ------          ------         ------

         Unallocated Stock in ESOP                        $  264          $  344         $  345
                                                          ------          ------         ------
                                                          ------          ------         ------

         Reissuance of Treasury Stock                     $1,050          $  135         $1,003
                                                          ------          ------         ------
                                                          ------          ------         ------


NOTE 3 - SUBSIDIARY SURPLUS DEBENTURES

Protective Life Insurance Company ("Protective Life") has issued surplus debentures to the Company in order to finance acquisitions and growth. At December 31, 1994, the balance of the surplus debentures was $39.4 million. The surplus debentures are included in receivables from subsidiaries. Protective Life must obtain the approval of the Commissioner of Insurance before it may repay any portion of the surplus debenture.


NOTE 4 - SALE OF SUBSIDIARY

On January 27, 1993, Protective Life contributed (in the form of a dividend) its 80% ownership interest in the common stock of Southeast Health Plan, Inc. ("SEHP"). Because SEHP was in a deficit position, the transaction was recorded as a "negative" dividend by the Company. On August 6, 1993, the Company sold its ownership interest in SEHP.



_____________________________
*Eliminated in consolidation.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                 (in thousands)


         COL. A                    COL. B    COL. C    COL. D    COL. E    COL. F   COL. G              COL. H   COL. I   COL. J
         ------                    ------    ------    ------    ------    -----    ------              ------   ------   ------
                                                                 GIC AND                                         AMORT.
                                             FUTURE              ANNUITY                                           OF
                                  DEFERRED   POLICY            DEPOSITS &  PREMS.            REALIZED  BENEFITS DEFERRED
                                   POLICY   BENEFITS              OTHER      AND      NET     INVEST.     AND    POLICY    OTHER
                                    ACQ.       AND    UNEARNED PLCYHLDRS'  POLICY   INVEST.    GAINS    STLMNT    ACQ.   OPERATING
         SEGMENT                    COSTS    CLAIMS   PREMIUMS     FUNDS    FEES    INC.(1)  (LOSSES)  EXPENSES  COSTS   EXPS.(1)
         -------                 ---------- --------- -------- ---------- -------- --------  --------  -------- -------- --------
Year Ended
  December 31, 1994:
    Acquisitions                  $110,202 $  856,889 $    381 $  266,828 $ 86,376 $ 83,750   $   532  $ 97,649  $14,460 $ 19,374
    Financial Institutions          68,060     43,198   99,798      2,758   98,027    9,224         0    46,360   36,592   15,873
    Group                           22,685    116,324    2,905     84,689  131,096   14,381         0    98,930    2,724   35,574
    Guaranteed Investment
     Contracts                         996          0        0  2,281,674        0  180,591     3,000   147,383      893    5,172
    Individual Life                162,186    571,070      320     13,713   84,925   37,319         0    67,451   18,771   19,254
    Investment Products             70,298    102,705        0  1,027,527    1,635   80,780    (2,500)   58,424   14,679   16,201
    Corporate and Other                 17      4,109       75        263      713   11,780         0       913        3   25,595
    Unallocated Realized
      Investment Gains (Losses)          0          0        0          0        0        0     5,266         0        0        0
                                  -------- ---------- -------- ---------- -------- --------   -------  --------  ------- --------
          TOTAL                   $434,444 $1,694,295 $103,479 $3,677,452 $402,772 $417,825   $ 6,298  $517,110  $88,122 $137,043
                                  -------- ---------- -------- ---------- -------- --------   -------  --------  ------- --------
                                  -------- ---------- -------- ---------- -------- --------   -------  --------  ------- --------
Year Ended
  December 31, 1993:
    Acquisitions                  $ 69,942 $  705,487 $    501 $  259,513 $ 58,561 $ 65,290   $     0  $ 73,463  $ 7,832 $ 12,715
    Financial Institutions          59,163     39,508   85,042      2,913   87,355    8,956         0    42,840   31,202   15,273
    Group                           20,520     99,412    2,786     83,522  126,027   14,522         0   101,266    2,271   29,492
    Guaranteed Investment
     Contracts                       1,464          0        0  2,015,075        0  166,058     1,175   137,379    1,170    3,279
    Individual Life                129,265    483,604      368     11,762   77,338   34,154         0    55,973   18,069   17,548
    Investment Products             19,210     52,516        0    789,668      856   66,706     2,003    49,569   12,822   14,793
    Corporate and Other                 20        318       88        339   20,621    6,444         0    13,394      239   34,004
    Unallocated Realized
      Investment Gains (Losses)          0          0        0          0        0        0     1,876         0        0        0
                                  -------- ---------- -------- ---------- -------- --------   -------  --------  ------- --------
          TOTAL                   $299,584 $1,380,845 $ 88,785 $3,162,792 $370,758 $362,130   $ 5,054  $473,884  $73,605 $127,104
                                  -------- ---------- -------- ---------- -------- --------   -------  --------  ------- --------
                                  -------- ---------- -------- ---------- -------- --------   -------  --------  ------- --------
Year Ended
  December 31, 1992:
    Acquisitions                  $ 65,868   $428,991  $   655 $   80,458 $ 48,068 $ 45,543   $     0  $ 56,901 $  7,404$   9,298
    Financial Institutions          49,684     20,207   71,878      3,246   56,990    6,084         0    25,342   22,121   11,502
    Group                           14,801     66,551    2,422     77,671  112,985   12,620         0    93,380    1,664   27,003
    Guaranteed Investment
     Contracts                       2,256          0        0  1,694,530        0  137,654       962   117,321    1,267    5,495
    Individual Life                110,408    382,025        2      8,847   62,776   27,723         0    49,755   11,493   16,457
    Investment Products             30,517     27,051        0    626,171      586   46,618       473    37,021    4,517    9,629
    Corporate and Other              1,678      4,767      220        439   41,731    7,827         0    29,837      485   28,187
    Unallocated Realized
      Investment Gains (Losses)          0          0        0          0        0        0    (1,449)        0        0        0
                                  -------- ---------- -------- ---------- -------- --------   -------  --------  ------- --------
          TOTAL                   $275,212   $929,592  $75,177 $2,491,362 $323,136 $284,069   $  (14)  $409,557  $48,951 $107,571
                                  -------- ---------- -------- ---------- -------- --------   -------  --------  ------- --------
                                  -------- ---------- -------- ---------- -------- --------   -------  --------  ------- --------

____________________
(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

                            SCHEDULE IV - REINSURANCE
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                             (dollars in thousands)




           COL. A                    COL. B         COL. C         COL. D        COL. E             COL. F
           ------                    ------         ------         ------        ------             ------
                                                                                                  PERCENTAGE
                                                   CEDED TO      ASSUMED FROM                      OF AMOUNT
                                      GROSS          OTHER          OTHER          NET            ASSUMED TO
                                     AMOUNT        COMPANIES      COMPANIES      AMOUNT               NET
                                  ------------    ----------     ----------    -----------        ----------
Year Ended
     December 31, 1994:
        Life insurance
           in force               $40,909,454     $8,639,272     $8,968,166    $41,238,348           21.7%
                                  -----------     ----------     ----------    -----------           ----
                                  -----------     ----------     ----------    -----------           ----
        Premiums and
           policy fees:
              Life insurance      $   256,840     $   46,029     $   31,032    $   241,843           12.8%
              Accident/health
                insurance             283,883        126,545          3,591        160,929            2.2%
                                  -----------     ----------     ----------    -----------

                TOTAL             $   540,723     $  172,574     $   34,623    $   402,772
                                  -----------     ----------     ----------    -----------
                                  -----------     ----------     ----------    -----------

Year Ended
     December 31, 1993:
        Life insurance
           in force               $40,149,017     $7,484,566     $2,301,577    $34,966,028            6.6%
                                  -----------     ----------     ----------    -----------           ----
                                  -----------     ----------     ----------    -----------           ----

        Premiums and
           policy fees:
              Life insurance      $   230,706     $   37,995     $    8,329    $   201,040            4.1%
              Accident/health
                insurance             254,672         88,917          3,963        169,718            2.3%
                                  -----------     ----------     ----------    -----------

                TOTAL             $   485,378     $  126,912     $   12,292    $   370,758
                                  -----------     ----------     ----------    -----------
                                  -----------     ----------     ----------    -----------


Year Ended
     December 31, 1992:
        Life insurance
           in force               $33,811,280     $6,982,127     $  665,733    $27,494,886            2.4%
                                  -----------     ----------     ----------    -----------           ----
                                  -----------     ----------     ----------    -----------           ----

        Premiums and
           policy fees:
              Life insurance      $   180,018     $   34,824     $   16,092    $   161,286           10.0%
              Accident/health
                insurance             228,192         74,531          8,189        161,850            5.1%
                                  -----------     ----------     ----------    -----------

                TOTAL             $   408,210     $  109,355     $   24,281    $   323,136
                                  -----------     ----------     ----------    -----------
                                  -----------     ----------     ----------    -----------

                              EXHIBITS TO FORM 10-K
                                       OF
                           PROTECTIVE LIFE CORPORATION
                                     FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1994

                                INDEX TO EXHIBITS



                                                                            PAGE

13 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
21 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
23 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
24 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
27 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .