Form 10-Q
period 1995-03-31
PROTECTIVE LIFE CORP
filed 1995-05-12
CIK 355429

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                        OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                ------   ------


                          Commission File Number 0-9924

                           PROTECTIVE LIFE CORPORATION
              (Exact name of registrant as specified in its charter)

             Delaware                          95-2492236
     (State of incorporation)     (IRS Employer Identification Number)


                              2801 Highway 280 South
                            Birmingham, Alabama 35223
                    (Address of principal executive offices)

                                (205) 879-9230
                        (Registrant's telephone number)

                           ------------------------

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

Number of shares of Common Stock, $.50 par value, outstanding as of May 9, 1995: 14,381,453 shares.

                            PROTECTIVE LIFE CORPORATION

                                       INDEX



                                                                    Page Number
                                                                    -----------
PART I.  FINANCIAL INFORMATION:

 Item 1. Financial Statements:

    Report of Independent Accountants ..................................  2

    Consolidated Condensed Statements of Income for the Three
     Months ended March 31, 1995 and 1994 (unaudited) ..................  3

    Consolidated Condensed Balance Sheets as of March 31, 1995
     (unaudited) and December 31, 1994 .................................  4

    Consolidated Condensed Statements of Cash Flows for the Three
     Months ended March 31, 1995 and 1994 (unaudited) ..................  5

    Notes to Consolidated Condensed Financial Statements
     (unaudited) .......................................................  6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ................................... 10


PART II.  OTHER INFORMATION:

 Item 4.  Results of Votes of Security Holders ......................... 19

 Item 5.  Other Events ................................................. 20

 Item 6.  Exhibits and Reports on Form 8-K ............................. 20

Signature .............................................................. 21

               REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of March 31, 1995, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 1995, we expressed an unqualified opinion which contains an explanatory paragraph regarding the changes in accounting for certain investments in debt and equity securities in 1993 and postretirement benefits other than pensions in 1992 on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
April 26, 1995 except for Note G,
as to which the date is May 1, 1995

                              PROTECTIVE LIFE CORPORATION
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                             -----------------------
                                                               1995          1994
                                                              ---------     ---------
REVENUES
Premiums and policy fees (net of reinsurance ceded:
 1995 - $62,131; 1994 - $34,126)                              $ 90,562      $ 89,437
Net investment income                                          112,663       100,248
Realized investment gains (losses)                               2,619         2,297
Other income                                                     4,919         3,562
                                                              --------      --------
                                                               210,763       195,544
                                                              --------      --------
BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
 1995 - $44,203; 1994 - $24,111)                               123,941       115,876
Amortization of deferred policy acquisition costs               20,333        20,047
Other operating expenses (net of reinsurance ceded:
 1995 - $11,269; 1994  - $2,729)                                36,917        35,242
                                                              --------      --------
                                                               181,191       171,165
                                                              --------      --------
INCOME BEFORE INCOME TAX AND MINORITY
 INTEREST                                                       29,572        24,379

Income tax expense                                               9,759         7,801
                                                              --------      --------
INCOME BEFORE MINORITY INTEREST                                 19,813        16,578

Minority interest in net income
 of consolidated subsidiaries                                      804             0
                                                              --------      --------
NET INCOME                                                    $ 19,009      $ 16,578
                                                              --------      --------
                                                              --------      --------
NET INCOME PER SHARE                                          $   1.38      $   1.21
                                                              --------      --------
                                                              --------      --------
DIVIDENDS PAID PER SHARE                                      $   0.28      $   0.26
                                                              --------      --------
                                                              --------      --------
Average shares outstanding                                  13,799,961    13,694,896


                 SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  PROTECTIVE LIFE CORPORATION
             CONSOLIDATED CONDENSED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS)

                                                                     MARCH 31       DECEMBER 31
                                                                       1995             1994
                                                                   -----------      -----------
                                                                   (UNAUDITED)
ASSETS
 Investments:
  Fixed maturities                                                  $3,583,485       $3,493,646
  Equity securities                                                     44,149           45,005
  Mortgage loans on real estate                                      1,554,640        1,487,795
  Investment real estate, net                                           20,335           20,303
  Policy loans                                                         147,258          147,608
  Other long-term investments                                           56,692           48,013
  Short-term investments                                               168,265           59,541
                                                                    ----------       ----------
     Total investments                                               5,574,824        5,301,911
 Cash                                                                    1,202            4,468
 Accrued investment income                                              57,727           55,637
 Accounts and premiums receivable, net                                  22,909           30,472
 Reinsurance receivables                                               131,725          122,175
 Deferred policy acquisition costs                                     411,810          434,444
 Property and equipment, net                                            37,876           36,323
 Other assets                                                           52,306           20,709
 Assets held in separate accounts                                      159,951          124,145
                                                                    ----------       ----------
  TOTAL ASSETS                                                      $6,450,330       $6,130,284
                                                                    ----------       ----------
                                                                    ----------       ----------
LIABILITIES
 Policy liabilities and accruals                                    $1,843,561       $1,797,774
 Guaranteed investment contract deposits                             2,330,249        2,281,673
 Annuity deposits                                                    1,282,139        1,251,318
 Other policyholders' funds                                            142,688          144,461
 Other liabilities                                                     134,775          127,873
 Accrued income taxes                                                    4,360           (6,238)
 Deferred income taxes                                                   9,167          (14,095)
 Debt                                                                  124,000           98,000
 Liabilities related to separate accounts                              159,951          124,145
 Minority interest in consolidated subsidiaries                         55,000           55,000
                                                                    ----------       ----------
  TOTAL LIABILITIES                                                  6,085,890        5,859,911
                                                                    ----------       ----------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE C

STOCKHOLDERS' EQUITY
 Preferred Stock, $1 par value
  Shares authorized:  3,850,000;  Issued:  none
 Junior Participating Cumulative Preferred Stock, $1 par value
  Shares authorized:  150,000;  Issued:  none
 Common Stock, $0.50 par value
  Shares authorized:  80,000,000
  Issued:  1995 and 1994 - 15,668,231                                    7,834            7,834
 Additional paid-in capital                                             96,147           71,295
 Net unrealized losses on investments
   (net of income tax:  1995 - $(32,335); 1994 - ($57,902))            (60,051)        (107,532)
 Retained earnings                                                     337,834          322,691
 Treasury stock (1995 - 1,286,778 shares; 1994 - 1,954,972 shares)     (12,065)         (18,323)
 Unallocated stock in Employee Stock Ownership Plan
   (1995 - 396,902 shares; 1994 - 422,073 shares)                       (5,259)          (5,592)
                                                                    ----------       ----------
   TOTAL  STOCKHOLDERS' EQUITY                                         364,440          270,373
                                                                    ----------       ----------
                                                                    $6,450,330       $6,130,284
                                                                    ----------       ----------
                                                                    ----------       ----------

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  PROTECTIVE LIFE CORPORATION
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS)
                          (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31
                                                                 --------------------------
                                                                    1995            1994
                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                      $  19,009         $ 16,578
 Adjustments to reconcile net income to net cash provided by operating activities:
    Net change in deferred policy acquisition costs                 (1,454)             125
    Depreciation expense                                             1,339            1,007
    Deferred income taxes                                              878             (301)
    Accrued income taxes                                             7,416            2,277
    Interest credited to universal life and investment products     67,685           58,460
    Policy fees assessed on universal life and investment
      products                                                     (22,716)         (19,089)
    Change in accrued investment income and other receivables       (2,633)          10,809
    Change in policy liabilities and other policyholders' funds
      of  traditional life and health products                      20,304            6,574
    Change in other liabilities                                      5,565           (1,923)
    Other (net)                                                      1,618           (7,744)
                                                                 ---------         --------
 Net cash provided by operating activities                          97,011           66,773
                                                                 ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Maturities and principal reductions of investments
    Investments available for sale                                  42,451          166,705
    Other                                                           22,808           88,091
 Sale of investments
    Investments available for sale                                 197,797           60,609
    Other                                                            1,759            2,249
 Cost of investments acquired
    Investments available for sale                                (370,606)        (348,025)
    Other                                                          (61,928)        (100,649)
 Acquisitions and bulk reinsurance assumptions                      (7,550)               0
 Purchase of property and equipment                                 (2,806)          (1,147)
 Sale of property and equipment                                         83            1,204
                                                                 ---------         --------
 Net cash used in investing activities                            (177,992)        (130,963)
                                                                 ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings under line of credit
   arrangements and debt                                           311,800          291,186
 Principal payments on line of credit arrangements
   and debt                                                       (285,800)        (292,205)
 Dividends to stockholders                                          (3,866)          (3,558)
 Purchase of treasury stock                                             (3)               0
 Change in universal life, annuity, and guaranteed
   investment contract product deposits                             55,584           60,613
                                                                 ---------         --------
 Net cash provided by financing activities                          77,715           56,036
                                                                 ---------         --------
DECREASE IN CASH                                                    (3,266)          (8,154)
CASH AT BEGINNING OF PERIOD                                          4,468           27,119
                                                                 ---------         --------
CASH  AT END OF PERIOD                                           $   1,202         $ 18,965
                                                                 ---------         --------
                                                                 ---------         --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period:
   Interest on debt                                              $  (5,512)        $(2,703)
   Income taxes                                                  $  (1,200)        $(7,072)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
 Reissuance of treasury stock to ESOP                            $     350         $     3
 Unallocated stock in ESOP                                       $     333         $   264
 Reissuance of treasury stock                                    $      81         $   425
 Acquisitions
  Assets acquired                                                $   9,781
  Liabilities assumed                                               (3,851)
  Reissuance of treasury stock                                     (30,681)
                                                                 ---------
  Net                                                            $ (24,751)
                                                                 ---------
                                                                 ---------

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              PROTECTIVE LIFE CORPORATION

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - ACQUISITION

     On March 20, 1995 the Company acquired National Health Care Systems of Florida, Inc. The purchase price was $38.3 million and was paid with a combination of the Company's Common Stock ($30.7 million) and cash ($7.6 million). In connection with the acquisition, the Company reissued 658,229 shares of its Common Stock previously held as Treasury Stock.


NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES

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

     The Company and its subsidiaries, like other life and health insurers, from time to time are involved in litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. Among the litigation currently pending are two class actions concerning the sale of credit insurance; with respect to one action a proposed settlement agreement has been filed with the supervising court for approval. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that such litigation will not have a material adverse effect on the financial position of the Company.

NOTE D - BUSINESS SEGMENTS

     The Company operates predominantly in the life and accident and health insurance industry. The following table sets forth total revenues, income (loss) before income tax and minority interest, and identifiable assets of the Company's business segments.

                                                               THREE MONTHS ENDED MARCH 31
                                                      --------------------------------------------
                                                              1995                    1994
                                                      -------------------      -------------------
                                                       AMOUNT     PERCENT        AMOUNT    PERCENT
                                                      --------   --------      ---------   -------
                                                                   (dollars in thousands)
TOTAL REVENUES:
  Acquisitions                                        $ 47,178      22.4%       $ 36,326      18.6%
  Financial Institutions                                10,555       5.0          22,829      11.7
  Group                                                 40,928      19.4          35,491      18.1
  Guaranteed Investment
    Contracts                                           48,825      23.2          45,602      23.3
  Individual Life                                       34,243      16.2          29,172      14.9
  Investment Products                                   24,225      11.5          20,898      10.7
  Corporate and Other                                    2,288       1.1           5,083       2.6
  Unallocated Realized
    Investment Gains (Losses)                            2,521       1.2             143       0.1
                                                      --------     -----        --------     -----
                                                      $210,763     100.0%       $195,544     100.0%
                                                      --------     -----        --------     -----
                                                      --------     -----        --------     -----
INCOME (LOSS) BEFORE INCOME
   TAX AND MINORITY INTEREST:
   Acquisitions                                       $ 11,635      39.3%       $  8,966      36.8%
   Financial Institutions                                1,971       6.7           2,316       9.5
   Group                                                 2,086       7.1           1,865       7.6
   Guaranteed Investment
     Contracts                                           7,872      26.6           9,361      38.4
   Individual Life                                       4,037      13.7           5,042      20.7
   Investment Products                                   2,203       7.4           1,173       4.8
   Corporate and Other                                  (2,753)     (9.3)         (4,487)    (18.4)
   Unallocated Realized
     Investment Gains (Losses)                           2,521       8.5             143       0.6
                                                      --------     -----        --------     -----
                                                      $ 29,572     100.0%       $ 24,379     100.0%
                                                      --------     -----        --------     -----
                                                      --------     -----        --------     -----

                                               MARCH 31, 1995          DECEMBER 31, 1994
                                           ----------------------     --------------------
                                             AMOUNT       PERCENT       AMOUNT     PERCENT
                                           ----------     -------     ----------   -------
                                                       (dollars in thousands)
IDENTIFIABLE ASSETS:
  Acquisitions                             $1,309,199       20.3%     $1,282,478      20.9
  Financial Institutions                      206,398        3.2         215,878       3.5
  Group                                       260,606        4.0         215,997       3.5
  Guaranteed Investment
    Contracts                               2,293,517       35.6       2,211,181      36.1
  Individual Life                             771,652       12.0         731,026      11.9
  Investment Products                       1,207,556       18.7       1,162,599      19.0
  Corporate and Other                         401,402        6.2         311,125       5.1
                                           ----------      -----      ----------     -----
                                           $6,450,330      100.0%     $6,130,284     100.0%
                                           ----------      -----      ----------     -----
                                           ----------      -----      ----------     -----

NOTE E - STATUTORY REPORTING PRACTICES

     Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1995 and for the three months then ended, the Company's life insurance subsidiaries had stockholder's equity and net income prepared in conformity with statutory reporting practices of $314.2 million and $17.5 million, respectively.


NOTE F - RECENTLY ADOPTED ACCOUNTING STANDARDS

     At December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purposes of adopting SFAS No. 115 the Company has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale." As prescribed by SFAS No. 115, these investments are recorded at their market values with the resulting net unrealized gain or loss, net of income tax and a related adjustment to deferred policy acquisition costs, recorded as an component of stockholders' equity.

     The  Company's balance sheets at March 31, 1995 and December
31, 1994, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                           MARCH 31, 1995        DECEMBER 31, 1994
                                           --------------        -----------------
                                                        (IN THOUSANDS)
Total investments                             $5,676,841               $5,501,064
Deferred policy acquisition costs                402,178                  400,724
All other assets                                 463,697                  393,929
                                              ----------               ----------
                                              $6,542,716               $6,295,717
                                              ----------               ----------
                                              ----------               ----------
Deferred income taxes                         $   41,502               $   43,806
All other liabilities                          6,076,723                5,874,006
                                              ----------               ----------
                                               6,118,225                5,917,812
Stockholders' equity                             424,491                  377,905
                                              ----------               ----------
                                              $6,542,716               $6,295,717
                                              ----------               ----------
                                              ----------               ----------

     On January 1, 1995 the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are
measured  for  impairment  based  on  the  fair  value   of   the
collateral.

     Since the Company's mortgage loans are collateralized by real estate any assessment of impairment is based upon the estimated fair value of the real estate. Based on the Company's evaluation of its mortgage loan portfolio the Company does not expect any material losses on its mortgage loans and therefore no allowance for losses is required under SFAS No. 114 at January 1, 1995 or March 31, 1995.

NOTE G - SUBSEQUENT EVENT

     On May 1, 1995, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend to be distributed on June 1, 1995 to the stockholders of record as of May 12, 1995. Per share information included herein has not been restated to reflect the stock split.

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


                     RESULTS OF OPERATIONS


PREMIUMS AND POLICY FEES

     The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                          PREMIUMS AND POLICY FEES
     THREE MONTHS      -----------------------------
        ENDED              AMOUNT         PERCENTAGE
       MARCH 31        (IN THOUSANDS)      INCREASE
     ------------      --------------     ----------
         1994              $89,437            4.2%
         1995               90,562            1.3

     Premiums and policy fees increased $1.1 million or 1.3% in the first three months of 1995 over the first three months of 1994. Increases in premiums and policy fees from the Group and Individual Life Divisions represent increases of $3.7 million and $3.2 million, respectively. The reinsurance of a block of payroll deduction policies in the second quarter of 1994 resulted in a $2.5 million increase in premiums and policy fees in 1995. The reinsurance of a block of policies in the fourth quarter of 1994 resulted in a $6.2 million increase in premiums and policy fees in 1995. Decreases in older acquired blocks resulted in a $2.2 million decrease in premiums and policy fees. Premiums and policy fees from the Financial Institutions Division decreased $12.8 million in the first quarter of 1995 as compared to the first quarter of 1994. This resulted from a reinsurance arrangement begun in the 1995 first quarter whereby a significant portion of the Division's new sales are being ceded to a reinsurer.

NET INVESTMENT INCOME

     The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                              NET INVESTMENT INCOME
    THREE MONTHS         ------------------------------
       ENDED                 AMOUNT          PERCENTAGE
      MARCH 31           (IN THOUSANDS)       INCREASE
    ------------         --------------      ----------
        1994                $100,248            23.5%
        1995                 112,663            12.4

     Net investment income in the first three months of 1995 was $12.4 million or 12.4% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The reinsurance of two blocks of policies in 1994 resulted in an increase in net investment income of $3.5 million in the first three months of 1995.


REALIZED INVESTMENT GAINS

     The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as "available for sale." The sales of investments that have occurred have largely resulted from portfolio management decisions to maintain proper matching of assets and liabilities.

     The following table sets forth realized investment gains for the periods shown:

       THREE MONTHS             REALIZED
          ENDED              INVESTMENT GAINS
        MARCH 31              (IN THOUSANDS)
       ------------          ----------------
           1994                   $2,297
           1995                    2,619

     Realized investment gains for the first three months of 1995 were $0.3 million higher than the corresponding period of 1994. Recently, rising interest rates have caused market values to fall below amortized cost for many of the Company's fixed maturity investments. Therefore, some realized investment losses may be incurred upon future sales of investments to maintain proper matching of assets and liabilities. The Company does not anticipate such realized investment losses will be material.

OTHER INCOME

     The following table sets forth other income for the periods shown:

        THREE MONTHS
           ENDED                    OTHER INCOME
          MARCH 31                 (IN THOUSANDS)
        -------------               -------------
            1994                       $3,562
            1995                        4,919

     Other income consists primarily of revenues of the Company's broker-dealer subsidiary, fees from administrative-services-only types of group accident and health insurance contracts, and revenues of the Company's wholly-owned insurance marketing organizations and other small noninsurance subsidiaries. Other income in the first three months of 1995 was $1.4 million higher than the corresponding period of 1994. On March 20, 1995, the Company completed its acquisition of National Health Care Systems of Florida, Inc. ("NHCS"), a dental health maintenance organization based in Jacksonville, Florida, known as "DentiCare". NHCS currently has over 260,000 members located primarily in Florida, Tennessee, Georgia and Alabama. The acquisition resulted in a $2.0 million increase in other income in the first quarter of 1995.


INCOME BEFORE INCOME TAX AND MINORITY INTEREST

     The following table sets forth income or loss before income tax and minority interest by business segment for the periods shown:

                                       INCOME (LOSS) BEFORE INCOME TAX
                                            AND MINORITY INTEREST
                                        THREE MONTHS ENDED MARCH 31
                                       -------------------------------
                                               (IN THOUSANDS)
  BUSINESS SEGMENT                         1994              1995
  ----------------                        ------           -------
  Acquisitions                             $8,966           $11,635
  Financial Institutions                    2,316             1,971
  Group                                     1,865             2,086
  Guaranteed Investment Contracts           9,361             7,872
  Individual Life                           5,042             4,037
  Investment Products                       1,173             2,203
  Corporate and Other                      (4,487)           (2,753)
  Unallocated Realized Investment Gains       143             2,521
                                          -------           -------
                                          $24,379           $29,572
                                          -------           -------
                                          -------           -------
  Percentage Increase                        41.0%             21.3%

     Pretax earnings from the Acquisitions Division increased $2.7 million in the first three months of 1995 as compared to the same period of 1994. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, the Company reinsured two blocks of policies during 1994. These two acquisitions represent $1.7 million of the increase. Improved results related to Wisconsin National Life Insurance Company (a company acquired in 1993) represent a $1.0 million increase.

     Pretax earnings of the Financial Institutions Division were $0.3 million lower in the first three months of 1995 as compared to the same period in 1994 due to an increase in life claims.

     Group pretax earnings were $0.2 million higher in the first three months of 1995 as compared to the first three months of 1994 due to improved earnings from traditional group products which were partially offset by lower earnings from cancer products.

     The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $7.8 million in the first three months of 1995 and $6.8 million in the corresponding period of 1994. This increase was due to the growth in GIC deposits placed with the Company. At March 31, 1995, GIC deposits totaled $2.3 billion compared to $2.1 billion one year earlier. Realized investment gains associated with this Division in the first three months of 1995 were $0.1 million, $2.4 million lower than the same period last year. Total pre-tax earnings were $7.9 million in the 1995 first quarter compared to $9.4 million for the same period last year.

    Individual Life pretax earnings decreased $1.0 million in the first three months of 1995 as compared to the first three months of 1994. At December 31, 1994 the Company reduced certain statutory policy liabilities for certain term-like products to be more consistent with current regulatory and industry practice. This reduced investment income allocated to the Division in the 1995 first quarter by approximately $0.7 million when compared to the same period in 1994. Additionally, expenses to develop new marketing ventures were $0.7 million higher in the first three months of 1995 as compared to the first three months of 1994. Also reflected in the Division's operating results for the 1995 first quarter is a $0.6 million loss related to the Company's broker-dealer (previously reported within the Investment Products Division). These decreases were partially offset by earnings from a growing amount of business in force.

     Investment Products Division pretax earnings were $1.0 million higher in the first three months of 1995 compared to the same period of 1994. During 1994 the Division completed the amortization of the deferred policy acquisition costs related to its book value annuities. Accordingly, 1995 first quarter earnings were $2.1 million higher due to lower amortization. This increase was partially offset by higher expenses related to the Company's variable annuity which was introduced in early 1994, and to increases in other expenses.

     The Corporate and Other segment consists of several small insurance lines of business, net investment income and expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment improved $1.7 million in the first three months of 1995 as compared to the first three months of 1994 due to a decrease in expenses. Reflected in the decrease in expenses are $1.2 million of dividends on the Company's Monthly Income Preferred Securities (the proceeds of which were used to repay debt) which are reported as minority interest in net income of consolidated subsidiaries rather than expenses of the Corporate and Other segment.

     Unallocated realized investment gains increased due to realized investment gains incurred in the first three months of 1995 from sales of investments that occurred to maintain proper matching of assets and liabilities.

INCOME TAXES

    The following table sets forth the effective income tax rates for the periods shown:

      THREE MONTHS
          ENDED                               ESTIMATED EFFECTIVE
        MARCH 31                                INCOME TAX RATES
      -------------                           -------------------
          1994                                        32%
          1995                                        33

The  effective  income tax rate for 1994 was  32%.   Management's
estimate of the effective income tax rate for 1995 is 33%.

NET INCOME

     The following table sets forth net income and the net income per share for the periods shown:

                                         NET INCOME
  THREE MONTHS             ----------------------------------------
     ENDED                   TOTAL                       PERCENTAGE
    MARCH 31             (IN THOUSANDS)    PER SHARE      INCREASE
  ------------             -----------     ---------     ----------
      1994                    $16,578         $1.21         39.1%
      1995                     19,009          1.38         14.7

     Compared to the same period in 1994, net income per share in the first three months of 1995 increased 14.7%, reflecting improved earnings in the Acquisitions, Group and Investment Products Divisions and the Corporate and Other segment which were partially offset by lower earnings in the Financial Institutions, Guaranteed Investment Contracts, and Individual Life Divisions.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts." In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company anticipates that the impact of adopting SFAS Nos. 120 and 121 will be immaterial.

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

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments In Debt And Equity Securities." Accordingly, the Company's investments in debt and equity securities are reported in the financial statements at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 1995, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $3,583.5 million, which is 2.9% below amortized cost (less allowances for uncollectible amounts on investments) of $3,483.7 million. The Company had $1,554.6 million in mortgage loans at March 31, 1995. While the Company's mortgage loans do not have quoted market values, at March 31, 1995, the Company estimates the market value of its mortgage loans to be $1,641.0 million (using discounted cash flows from the next call date) which is 5.6% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

     At March 31, 1995, delinquent mortgage loans and foreclosed real estate were 0.4% of assets. Bonds rated less than investment grade were 1.0% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 3.1% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to hold its other investments to maturity. The Company's allowance for uncollectible amounts on investments was $35.9 million at March 31, 1995.

     Policy loans at March 31, 1995 were $147.3 million, a decrease of $0.4 million from December 31, 1994. Policy loan rates are generally in the 4.5% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

     The Company believes its asset/liability matching practices and certain product features provide significant protection for the Company against the effects of changes in interest rates. However, approximately one-fourth of the Company's liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates.

The effect of such changes in any one year is not expected to be material. Additionally, the Company believes its asset/ liability matching practices provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts.

     The Company's asset/liability matching practices involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is the Company's policy to maintain asset and liability durations within 10% of one another.

     A combination of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest-sensitive products such as GICs and annuities. Realized investment gains and losses of such contracts are deferred and amortized over the life of the hedged asset. The Company also uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest and from a fixed to a variable rate of interest and to convert its Senior Notes and Monthly Income Preferred Securities from a fixed rate to a variable rate of interest.

     The Company entered the GIC market in late 1989. Most GIC contracts written by the Company have maturities of 3 to 5 years. Prior to 1993, few GIC contracts were maturing because the contracts were newly written. Beginning in 1993, and continuing into 1994, GIC contracts began to mature as contemplated when the contracts were sold. Withdrawals related to GIC contracts were approximately $700 million during 1994. Withdrawals related to GIC contracts are estimated to be approximately $600 million in 1995. The Company's asset/liability matching practices take into account maturing contracts. Accordingly, the Company does not expect maturing contracts to have an unusual effect on the future operations and liquidity of the Company.

     In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at March 31, 1995 to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $374.6 million. The Company's
subsidiaries   held  $169.2  million  in  cash   and   short-term
investments at March 31, 1995. Protective Life Corporation had an additional $0.2 million in cash and short-term investments available for general corporate purposes.

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

     At March 31, 1995, Protective Life Corporation had borrowed $23 million of its $60 million revolving line of credit and an additional $26 million, all on notes bearing interest rates averaging 6.4%. The Company's bank borrowings have increased $26 million since December 31, 1994. Proceeds have been primarily used to contribute additional statutory capital to the Company's insurance subsidiaries, and for general corporate purposes.

     On  March 20, 1995 the Company acquired National Health Care
Systems of Florida, Inc. In connection with the acquisition, the Company reissued 658,229 shares of its Common Stock previously held as Treasury Stock.

     On November 7, 1994, the Company's Board of Directors authorized a program for the repurchase of up to 300,000 shares of Company Common Stock. No shares have been repurchased under the program.

     Protective Life Corporation's cash flow is dependent on cash dividends from its subsidiaries, payments on surplus notes, revenues from investment, data processing, legal, and management services rendered to the subsidiaries, and investment income. At December 31, 1994, approximately $196 million of consolidated stockholders' equity, excluding net unrealized losses on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred in the form of dividends, loans, or advances to the parent company. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. Also, distributions, including cash dividends to Protective Life Corporation from its life insurance subsidiaries, in excess of approximately $248 million, would be subject to federal income tax at rates then effective. The Company does not anticipate involuntarily making distributions that would be subject to income tax.

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

     To give the Company flexibility in connection with future acquisition opportunities, the Company has registered debt securities, preferred and common stock of Protective Life Corporation, and additional preferred securities of PLC Capital L.L.C., under the Securities Act of 1933 on a delayed (or "shelf") basis.

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

     The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure,  and  other factors.  Based upon  the  March  31,  1995 statutory financial reports of the Company's insurance subsidiaries, the Company's insurance subsidiaries are adequately capitalized under the formula.

       Under insurance guaranty fund laws, in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe that any such assessments will be materially different from amounts already provided for in the financial statements.

      A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurers, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances. The Company and its subsidiaries, like other life and health insurers, from time to time are involved in such litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. Among the litigation currently pending are two class actions concerning the sale of credit insurance; with respect to one action a proposed settlement agreement has been filed with the supervising court for approval. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that such litigation will not have a material adverse effect on the financial position of the Company.

      The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries.

                                 PART II


Item 4. RESULTS OF VOTES OF SECURITY HOLDERS

      The Annual Meeting of Stockholders was held on May 1, 1995.
Shares entitled to vote at the Annual Meeting totaled 13,723,244 of which 12,588,653 shares were represented at the meeting including 37,491 abstentions.

      At  the  Annual  Meeting the following  12  directors  were
elected.   Also  shown  are the number of  shares  cast  for  and
authorization withheld for each nominee.

                                                AUTHORIZATION
                                       FOR         WITHHELD
                                   -----------  --------------
William J. Rushton III              12,554,297     34,356
John W. Woods                       12,553,895     34,758
William J. Cabaniss, Jr.            12,571,793     16,860
H. G. Pattillo                      12,565,952     22,701
Drayton Nabers, Jr.                 12,554,953     33,700
Edward L. Addison                   12,554,825     33,828
John J. McMahon, Jr.                12,554,055     33,838
A. W. Dahlberg                      12,557,295     31,358
John W. Rouse, Jr.                  12,571,893     16,760
Robert T. David                     12,572,225     16,428
Ronald L. Kuehn, Jr.                12,555,903     32,750
Herbert A. Sklenar                  12,551,161     37,492

  With regards to the transaction of such other business as might properly come before the Annual Meeting or any adjournment thereof, 1,730,699 shares were cast as authorization withheld, including abstentions. No other matters came before the Annual Meeting or any adjournment thereof.

Item 5. OTHER EVENTS

      On May 1, 1995, the Board of Directors of Protective Life Corporation (the "Company") approved a two-for-one split of the Company's Common Stock ("Common Stock") in the form of a 100% stock dividend. On June 1, 1995, the stock split will be effected by the distribution to stockholders of record as of the close of business on May 12, 1995 of one additional share of Common Stock for each share issued and outstanding as of the close of business on the record date.

      Under the terms of the Rights Agreement, dated as of July 13, 1987, between the Corporation and AmSouth Bank of Alabama (formerly AmSouth Bank, N.A.), as Rights Agent (the "Rights Agreement"), a dividend was declared of one Preferred Share Purchased right on each share of the Company's Common Stock. Each Right entitles a stockholder to buy one one-hundredth (1/100) of a share of Junior Participating Cumulative Preferred Stock ("Preferred Stock"), subject to certain adjustments. After the stock split, and pursuant to the adjustment each Right will become a right to buy, not one one-hundredth (1/100), but one two-hundredth (1/200), of a share of Junior Participating Cumulative Preferred Stock. For example, someone who owned one share of Common Stock with a right to buy one one-hundredth of a share of Preferred Stock, will immediately after the stock split, have two shares, each having the right to buy one two-hundredth of a share of Preferred Stock. The Rights are exercisable only if a party acquires 20% or more (or offers to acquire 30% or more) of the Company's outstanding Common Stock. Until the Rights become exercisable, the Rights will be evidenced by the certificates for shares of Common Stock; no separate certificates evidencing the Rights will be issued at this time.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a). Exhibit 4 - Rights Agreement dated July 13, 1987 between the Company and AmSouth Bank, as Rights Agent (incorporated herein by reference to Exhibit 1 to the Company's Form 8-A filed July 15, 1987).

      (b). Exhibit 15 - Letter re: unaudited interim financial statements

      (c). Exhibit  27  -  Financial  data schedule

      (d). A report on Form 8-K was filed February 16, 1995, concerning the Company's 1994 fourth quarter earnings press release.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PROTECTIVE LIFE CORPORATION


Date:  May 12, 1995                   /s/  Jerry W. DeFoor
                                      -----------------------------
                                      Jerry W. DeFoor
                                      Vice President and Controller,
                                      and Chief Accounting Officer
                                      (Duly authorized officer)