Form 10-Q
period 1995-06-30
PROTECTIVE LIFE CORP
filed 1995-08-10
CIK 355429

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1995

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

Number of shares of Common Stock, $.50 par value, outstanding as of August 4, 1995: 28,775,118 shares.

                          PROTECTIVE LIFE CORPORATION



                                      INDEX




PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

      Report of Independent Accountants

      Consolidated Condensed Statements of Income for the Three and Six
       Months ended June 30, 1995 and 1994 (unaudited)

      Consolidated Condensed Balance Sheets as of June 30, 1995
       (unaudited) and December 31, 1994

      Consolidated Condensed Statements of Cash Flows for the
       Six Months ended June 30, 1995 and 1994 (unaudited)

      Notes to Consolidated Condensed Financial Statements (unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION:

     Item 6. Exhibits and Reports on Form 8-K


Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of June 30, 1995, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and consolidated condensed statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
July 25, 1995 except for Note H,
as to which the date is August 7, 1995

                                                    PROTECTIVE LIFE CORPORATION
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                           (Dollars in thousands except per share amounts)
                                                             (Unaudited)

                                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             JUNE 30                             JUNE 30
                                                                         1995          1994                  1995        1994

REVENUES
     Premiums and policy fees (net of reinsurance ceded:
               three months:  1995 - $80,312; 1994 - $36,622          $ 93,685       $ 98,049             $184,247     $187,486
               six months:  1995 - $142,444; 1994 - $70,748)
     Net investment income                                             118,046         98,637              230,709      198,885
     Realized investment gains (losses)                                   (555)          (564)               2,064        1,733
     Other income                                                       11,752          7,647               16,671       11,209
                                                                      --------       --------             --------     --------
                                                                       222,928        203,769              433,691      399,313
                                                                      --------       --------             --------     --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
               three months:  1995 - $62,213; 1994 - $25,313           124,987        126,452              248,928      242,328
               six months:  1995 - $105,122; 1994 - $49,424)
     Amortization of deferred policy acquisition costs                  25,233         19,678               45,566       39,725
     Other operating expenses (net of reinsurance ceded:
               three months:  1995 - $24,204; 1994  - $3,318            44,838         33,186               81,755       68,428
               six months:  1995 - $35,473; 1994 - $6,048)
                                                                      --------       --------             --------     --------
                                                                       195,058        179,316              376,249      350,481
                                                                      --------       --------             --------     --------

INCOME BEFORE INCOME TAX AND MINORITY
 INTEREST                                                               27,870         24,453               57,442       48,832

Income tax expense                                                       9,197          7,825               18,956       15,626
                                                                      --------       --------             --------     --------

INCOME BEFORE MINORITY INTEREST                                         18,673         16,628               38,486       33,206

Minority interest in net income
 of consolidated subsidiaries                                              804            188                1,609          188
                                                                      --------       --------             --------     --------

NET INCOME                                                            $ 17,869       $ 16,440             $ 36,877     $ 33,018
                                                                      ========       ========             ========     ========

NET INCOME PER SHARE                                                  $   0.62       $   0.60             $   1.31     $   1.21

DIVIDENDS PAID PER SHARE                                              $   0.16       $   0.14             $   0.30     $   0.27

Average shares outstanding                                            28,766,664     27,399,262           28,186,516   27,385,878





                                      SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                     PROTECTIVE LIFE CORPORATION
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (Dollars in thousands)
                                                                 JUNE 30                  DECEMBER 31
                                                                  1995                        1994
                                                               (Unaudited)
ASSETS
   Investments:
         Fixed maturities                                      $3,831,333                 $3,493,646
         Equity securities                                         46,934                     45,005
         Mortgage loans on real estate                          1,621,278                  1,487,795
         Investment real estate, net                               21,275                     20,303
         Policy loans                                             147,243                    147,608
         Other long-term investments                               46,406                     48,013
         Short-term investments                                   148,172                     59,541
                                                               ----------                 ----------
                     Total investments                          5,862,641                  5,301,911
   Cash                                                                                        4,468
   Accrued investment income                                       61,283                     55,637
   Accounts and premiums receivable, net                           20,910                     30,472
   Reinsurance receivables                                        161,378                    122,175
   Deferred policy acquisition costs                              409,801                    434,444
   Property and equipment, net                                     37,950                     36,323
   Other assets                                                    52,959                     20,709
   Assets held in separate accounts                               213,018                    124,145
                                                               ----------                 ----------

         TOTAL ASSETS                                          $6,819,940                 $6,130,284
                                                               ==========                 ==========

LIABILITIES
   Policy liabilities and accruals                             $1,943,441                 $1,797,774
   Guaranteed investment contract deposits                      2,435,414                  2,281,673
   Annuity deposits                                             1,299,517                  1,251,318
   Other policyholders' funds                                     144,690                    144,461
   Other liabilities                                              111,539                    127,873
   Accrued income taxes                                            (7,577)                    (6,238)
   Deferred income taxes                                           47,987                    (14,095)
   Debt                                                           122,000                     98,000
   Liabilities related to separate accounts                       213,018                    124,145
   Minority interest in consolidated subsidiaries                  55,000                     55,000
                                                               ----------                 ----------
         TOTAL LIABILITIES                                      6,365,029                  5,859,911
                                                               ----------                 ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE C

STOCKHOLDERS' EQUITY
   Preferred Stock, $1 par value
         Shares authorized:  3,850,000;  Issued:  none
   Junior Participating Cumulative Preferred Stock, $1 par value
         Shares authorized:  150,000;  Issued:  none
   Common Stock, $0.50 par value
         Shares authorized:  80,000,000
         Issued:  1995 and 1994 - 31,336,462                       15,668                     15,668
   Additional paid-in capital                                      96,371                     71,295
   Net unrealized gains (losses) on investments
         (net of income tax:  1995 - $8,712; 1994 - ($57,902))     16,870                   (107,532)
   Retained earnings                                              343,269                    314,857
   Treasury stock (1995 - 2,561,344 shares;
         1994 - 3,909,944 shares)                                 (12,008)                   (18,323)
   Unallocated stock in Employee Stock Ownership Plan
         (1995 - 793,804 shares; 1994 - 844,146 shares)            (5,259)                    (5,592)
                                                               ----------                 ----------
         TOTAL STOCKHOLDERS' EQUITY                               454,911                    270,373
                                                               ----------                 ----------
                                                               $6,819,940                 $6,130,284
                                                               ==========                 ==========


                                      SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                     PROTECTIVE LIFE CORPORATION
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)
                                                             (Unaudited)
                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                   1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $   36,877          $   33,018
   Adjustments to reconcile net income to net cash provided by operating activities:
                     Amortization of deferred policy acquisition costs              45,567              39,725
                     Capitalization of deferred policy acquisition costs           (39,292)            (54,164)
                     Depreciation expense                                            2,811               3,168
                     Deferred income taxes                                          (4,903)             (2,661)
                     Accrued income taxes                                           (1,339)             (7,487)
                     Interest credited to universal life and investment products   140,650             119,559
      Policy fees assessed on universal life and investment products               (48,472)            (38,727)
                     Change in accrued investment income and other receivables     (33,347)              4,714
                     Change in policy liabilities and other policyholders' funds
                       of traditional life and health products                      72,907              48,391
                     Change in other liabilities                                   (36,258)              8,248
                     Other (net)                                                       617              (6,404)
                                                                                ----------          ----------
  Net cash provided by operating activities                                        135,818             147,380
                                                                                ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
                     Investments available for sale                                110,715             259,447
                     Other                                                          36,281             118,561
   Sale of investments
                     Investments available for sale                                715,811             177,506
                     Other                                                           3,062               2,249
   Cost of investments acquired
                     Investments available for sale                             (1,057,739)           (872,852)
                     Other                                                        (129,153)            (65,223)
   Acquisitions and bulk reinsurance assumptions                                    (7,550)             39,328
   Purchase of property and equipment                                               (4,373)             (2,199)
   Sale of property and equipment                                                      104               1,264
                                                                               -----------           ---------
   Net cash used in investing activities                                          (332,842)           (341,919)
                                                                               -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit
         arrangements and debt                                                     728,300             295,186
   Principal payments on line of credit arrangements
         and debt                                                                 (704,300)           (345,224)
   Proceeds from issuance of Monthly Income Preferred Securities                                        55,000
   Dividends to stockholders                                                        (8,465)             (7,395)
   Purchase of treasury stock                                                           (3)
   Investment product deposits and change in universal life deposits               447,884             691,524
   Investment product withdrawals                                                 (270,860)           (503,662)
                                                                               -----------          ----------
   Net cash provided by financing activities                                       192,556             185,429
                                                                               -----------          ----------

DECREASE IN CASH                                                                    (4,468)             (9,110)
CASH AT BEGINNING OF PERIOD                                                          4,468              27,119

                                                                                ----------          ----------
CASH AT END OF PERIOD                                                           $        0          $   18,009
                                                                                ==========          ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period:
         Interest on debt                                                       $   (5,512)         $   (5,664)
         Income taxes                                                           $  (24,499)         $  (25,673)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Reissuance of treasury stock to ESOP                                         $      350          $        3
   Unallocated stock in ESOP                                                    $      333          $      264
   Reissuance of treasury stock                                                 $      362          $      425
   Acquisitions
         Assets acquired                                                        $   10,394          $   41,818
         Liabilities assumed                                                       (25,651)            (49,049)
         Reissuance of treasury stock                                              (30,681)
                                                                                ----------          -----------
         Net                                                                    $  (45,938)         $   (7,231)
                                                                                ==========          ===========

                                      SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - ACQUISITION

     On March 20, 1995 the Company acquired National Health Care Systems of Florida, Inc. The purchase price was $38.3 million and was paid with a combination of the Company's Common Stock ($30.7 million) and cash ($7.6 million). In connection with the acquisition, the Company reissued 1,316,458 shares of its Common Stock previously held as Treasury Stock.


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

     The Company and its subsidiaries, like other life and health insurers, from time to time are involved in lawsuits, in which the plaintiff may seek punitive damage awards in addition to compensatory damage awards. To date, no such lawsuit has resulted in the award of any material amount of damages against the Company. Among the litigation currently pending is a class action concerning the sale of credit insurance. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that such litigation will not have a material adverse effect on the financial position of the Company.

NOTE D - BUSINESS SEGMENTS

     The Company operates predominantly in the life and accident and health insurance industry. The following table sets forth total revenues, income
(loss) before income tax and minority interest, and identifiable assets of the Company's business segments.

                                             SIX MONTHS ENDED JUNE 30
                                        1995                    1994
                                  AMOUNT    PERCENT     AMOUNT        PERCENT
                                               (dollars in thousands)
TOTAL REVENUES:
   Acquisitions                  $ 96,169    22.2%     $ 75,433        18.9%
   Financial Institutions          20,227     4.7        50,786        12.7
   Group                           88,002    20.3        71,630        17.9
   Guaranteed Investment
     Contracts                     99,372    22.9        92,519        23.2
   Individual Life                 71,517    16.5        59,571        14.9
   Investment Products             54,174    12.5        42,039        10.5
   Corporate and Other              6,227     1.4         8,985         2.3
   Unallocated Realized
     Investment Gains (Losses)     (1,997)   (0.5)       (1,650)       (0.4)
                                 --------   -----      --------       -----
                                 $433,691   100.0%     $399,313       100.0%
                                 ========   =====      ========       =====

INCOME (LOSS) BEFORE INCOME
   TAX AND MINORITY INTEREST:
   Acquisitions                  $ 24,184    42.1%     $ 19,429        39.8%
   Financial Institutions           4,333     7.5         4,012         8.2
   Group                            5,967    10.4         4,625         9.5
   Guaranteed Investment
     Contracts                     16,016    27.9        18,096        37.1
   Individual Life                  9,163    16.0         8,899        18.2
   Investment Products              5,511     9.6         2,113         4.3
   Corporate and Other             (5,735)  (10.0)       (6,692)      (13.7)
   Unallocated Realized
     Investment Gains (Losses)     (1,997)   (3.5)       (1,650)       (3.4)
                                 --------   -----      --------       -----
                                 $ 57,442   100.0%     $ 48,832       100.0%
                                 ========   =====      ========       =====

                                    JUNE 30, 1995        DECEMBER 31, 1994
                                 AMOUNT      PERCENT   AMOUNT       PERCENT
                                             (dollars in thousands)

IDENTIFIABLE ASSETS:
   Acquisitions                $1,364,382     20.0%   $1,282,478     20.9%
   Financial Institutions         242,018      3.6       215,878      3.5
   Group                          267,515      3.9       215,997      3.5
   Guaranteed Investment
     Contracts                  2,463,838     36.1     2,211,181     36.1
   Individual Life                816,372     12.0       731,026     11.9
   Investment Products          1,255,437     18.4     1,162,599     19.0
   Corporate and Other            410,378      6.0       311,125      5.1
                               ----------    -----    ----------    -----
                               $6,819,940    100.0%   $6,130,284    100.0%
                               ==========    =====    ==========    =====

NOTE E - STATUTORY REPORTING PRACTICES

     Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1995 and for the six months then ended, the Company's life insurance subsidiaries had stockholder's equity and net income prepared in conformity with statutory reporting practices of $310.4 million and $55.5 million, respectively.

NOTE F - RECENTLY ADOPTED ACCOUNTING STANDARDS

     At December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purposes of adopting SFAS No. 115 the Company has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale." As prescribed by SFAS No. 115, these investments are recorded at their market values with the resulting net unrealized gain or loss, net of income tax and a related adjustment to deferred policy acquisition costs, recorded as a component of stockholders' equity.

     The Company's balance sheets at June 30, 1995 and December 31, 1994, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                       JUNE 30, 1995        DECEMBER 31, 1994
                                                 (IN THOUSANDS)

Total investments                       $5,830,852             $5,501,064
Deferred policy acquisition costs          416,078                400,724
All other assets                           550,904                393,929
                                        ----------             ----------
                                        $6,797,834             $6,295,717
                                        ==========             ==========

Deferred income taxes                   $   35,010             $   43,806
All other liabilities                    6,324,783              5,874,006
                                        ----------             ----------
                                         6,359,793              5,917,812
Stockholders' equity                       438,041                377,905
                                        ----------             ----------
                                        $6,797,834             $6,295,717
                                        ==========             ==========

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

     Since the Company's mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on the Company's evaluation of its mortgage loan portfolio, the Company does not expect any material losses on its mortgage loans, and therefore no allowance for losses is required under SFAS No. 114 at January 1, 1995 or June 30, 1995.

NOTE G - STOCK SPLIT

     On May 1, 1995, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend distributed on June 1, 1995. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings to common stock the par value of the additional shares arising from the stock split. In addition, all references to number of shares and per share amounts included herein have been restated to reflect the stock split.

NOTE H - SUBSEQUENT EVENT

     On August 7, 1995, the Company's Board of Directors adopted a new stockholder rights plan. The new rights plan will replace the Company's existing rights plan, which was adopted in 1987. On August 7, 1995, the Company filed a Form 8-K with the Securities and Exchange Commission which describes the new stockholder rights plan.

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


                            RESULTS OF OPERATIONS


PREMIUMS AND POLICY FEES

     The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                                                PREMIUMS AND POLICY FEES

          SIX MONTHS                                              PERCENTAGE
            ENDED                           AMOUNT                 INCREASE
           JUNE 30                      (IN THOUSANDS)            (DECREASE)

            1994                           $187,486                  4.6%
            1995                            184,247                 (1.7)

     Premiums and policy fees decreased $3.2 million or 1.7% in the first six months of 1995 over the first six months of 1994. Premiums and policy fees from the Financial Institutions Division decreased $32.8 million in the first six months of 1995 as compared to the first six months of 1994. This resulted from a reinsurance arrangement begun in the 1995 first quarter whereby a significant portion of the Division's new sales are being ceded to a reinsurer. Increases in premiums and policy fees from the Group and Individual Life Divisions represent increases of $8.8 million and $7.5 million, respectively. The assumption of a block of payroll deduction policies in the second quarter of 1994 resulted in a $1.9 million increase in premiums and policy fees in 1995. The assumption of a block of policies in the fourth quarter of 1994 resulted in a $11.4 million increase in premiums and policy fees in 1995. On June 15, 1995, the Company coinsured a block of policies which resulted in a $3.3 million increase in premiums and policy fees in 1995. Decreases in older acquired blocks resulted in a $4.6 million decrease in premiums and policy fees.

NET INVESTMENT INCOME

     The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

          SIX MONTHS                         NET INVESTMENT INCOME
             ENDED                        AMOUNT              PERCENTAGE
           JUNE 30                    (IN THOUSANDS)           INCREASE

             1994                        $198,885               19.5%
             1995                         230,709               16.0

     Net investment income in the first six months of 1995 was $31.8 million or 16.0% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The assumption of two blocks of policies in 1994 and one block of policies in the second quarter of 1995 resulted in an increase in net investment income of $6.7 million in the first six months of 1995.


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

     The following table sets forth realized investment gains for the periods shown:

               SIX MONTHS                            REALIZED
                 ENDED                           INVESTMENT GAINS
                JUNE 30                           (IN THOUSANDS)

                 1994                                $1,733
                 1995                                 2,064

     Realized investment gains for the first six months of 1995 were $0.3 million higher than the corresponding period of 1994.


OTHER INCOME

     The following table sets forth other income for the periods shown:

               SIX MONTHS
                  ENDED                           OTHER INCOME
                 JUNE 30                         (IN THOUSANDS)

                  1994                              $11,209
                  1995                               16,671

     Other income consists primarily of revenues of the Company's broker-dealer subsidiary, fees from administrative-services-only types of group accident and health insurance contracts, and revenues of the Company's wholly-owned insurance marketing organizations and other small noninsurance subsidiaries. Other income in the first six months of 1995 was $5.5 million higher than the corresponding period of 1994. Other income for the first six months of 1994 included $4.2 million related to the sale of a subsidiary. On March 20, 1995, the Company completed its acquisition of National Health Care Systems of Florida, Inc. ("NHCS"), a dental health maintenance organization based in Jacksonville, Florida, known as "DentiCare". NHCS currently has over 260,000 members located primarily in Florida, Tennessee, Georgia and Alabama. The acquisition resulted in a $8.2 million increase in other income in the first six months of 1995. Other income from all other sources increased $1.4 million in the first six months of 1995 as compared with the first six months of 1994.

INCOME BEFORE INCOME TAX AND MINORITY INTEREST

     The following table sets forth income or loss before income tax and minority interest by business segment for the periods shown:

                                            INCOME (LOSS) BEFORE INCOME TAX
                                                  AND MINORITY INTEREST
                                                SIX MONTHS ENDED JUNE 30
                                                     (IN THOUSANDS)
     BUSINESS SEGMENT                            1994                1995

     Acquisitions                              $19,429             $24,184
     Financial Institutions                      4,012               4,333
     Group                                       4,625               5,967
     Guaranteed Investment Contracts            18,096              16,016
     Individual Life                             8,899               9,163
     Investment Products                         2,113               5,511
     Corporate and Other                        (6,692)             (5,735)
     Unallocated Realized Investment Losses     (1,650)             (1,997)
                                               -------             -------
                                               $48,832             $57,442
                                               =======             =======

     Percentage Increase                        30.6%               17.6%

     Pretax earnings from the Acquisitions Division increased $4.8 million in the first six months of 1995 as compared to the same period of 1994.
Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, the Company assumed two blocks of policies during 1994 and one block of policies during the second quarter of 1995. These acquisitions represent $4.1 million of the increase. Improved results related to Wisconsin National Life Insurance Company (a company acquired in 1993) represent a $1.3 million increase. Decreases in older acquired blocks of policies represented a $0.7 million decrease in pretax earnings in the first six months of 1995 as compared to the first six months of 1994.

     Pretax earnings of the Financial Institutions Division were $0.3 million higher in the first six months of 1995 as compared to the same period in 1994. Increased earnings in certain lines of business were partially offset by decreases in other lines. The Division has entered into a reinsurance arrangement whereby a significant portion of the Division's new sales are being ceded to a reinsurer. In the 1995 second quarter the Division also reinsured a block of older policies. Though the Division's future earnings will be slightly reduced, these reinsurance transactions are expected to improve the Division's return on investment.

     Group pretax earnings were $1.3 million higher in the first six months of 1995 as compared to the first six months of 1994 due to improved earnings from accident and health products and dental products which were partially offset by lower earnings from life and cancer products. NHCS represented $0.7 million of the increase.

     The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $15.8 million in the first six months of 1995 and $13.6 million in the corresponding period of 1994. This increase was due to the growth in GIC deposits placed with the Company. At June 30, 1995, GIC deposits totaled $2.4 billion compared to $2.1 billion one year earlier. Realized investment gains associated with this Division in the first six months of 1995 were $0.2 million, $4.3 million lower than the same period last year. As a result, total pretax earnings were $16.0 million in the first six months of 1995 compared to $18.1 million for the same period last year.

     Individual Life pretax earnings increased $0.3 million in the first six months of 1995 as compared to the first six months of 1994. At December 31, 1994 the Company reduced certain statutory policy liabilities for certain term-like products to be more consistent with current regulation and industry practice. This reduced investment income allocated to the Division in the first six months of 1995 by approximately $1.5 million when compared to the same period in 1994. Additionally, expenses to develop new marketing ventures were $1.0 million higher in the first six months of 1995 as compared to the first six months of 1994. Also reflected in the Division's operating results for 1995 is a $1.1 million loss related to the Company's broker-dealer (previously reported within the Investment Products Division). These decreases were offset by earnings from a growing amount of business in force.

     Investment Products Division pretax earnings were $3.4 million higher in the first six months of 1995 compared to the same period of 1994. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $2.1 million higher than the same period last year. During 1994 the Division completed the amortization of the deferred policy acquisition costs related to its book value annuities. Accordingly, 1995 operating earnings were $4.1 million higher due to lower amortization. This increase was largely offset by higher expenses related to the Company's variable annuity which was introduced in early 1994, and to increases in other expenses.

     The Corporate and Other segment consists of several small insurance lines of business, net investment income and expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment improved $1.0 million in the first six months of 1995 as compared to the first six months of 1994 due to a decrease in reported pretax expenses. Reflected in the decrease in expenses are $2.5 million of dividends on the Company's Monthly Income Preferred Securities (the proceeds of which were used to repay debt) which are reported as minority interest in net income of consolidated subsidiaries rather than pretax expenses of the Corporate and Other segment. The decrease was partially offset by higher other expenses, including interest on debt.

     Unallocated realized investment losses occurred due to sales of investments that occurred to maintain proper matching of assets and liabilities.

INCOME TAXES

     The following table sets forth the effective income tax rates for the periods shown:

              SIX MONTHS
                 ENDED                        ESTIMATED EFFECTIVE
               JUNE 30                         INCOME TAX RATES

                 1994                                 32%
                 1995                                 33

The effective income tax rate for 1994 was 32%. Management's estimate of the effective income tax rate for 1995 is 33%.

NET INCOME

     The following table sets forth net income and the net income per share for the periods shown:

            SIX MONTHS                            NET INCOME
              ENDED                    TOTAL                   PERCENTAGE
             JUNE 30               (IN THOUSANDS)  PER SHARE    INCREASE

               1994                   $33,018        $1.21        29.9%
               1995                    36,877         1.31        11.7

     Compared to the same period in 1994, net income per share in the first six months of 1995 increased 11.7%, reflecting improved operating earnings in the Acquisitions, Financial Institutions, Group, Guaranteed Investment Contracts, Individual Life, and Investment Products Divisions, which were partially offset by lower earnings in the Corporate and Other segment.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts." In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company anticipates that the impact of adopting SFAS Nos. 120 and 121 will be immaterial to its financial condition.

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

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments In Debt And Equity Securities." Accordingly, the Company's investments in debt and equity securities are reported in the financial statements at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 1995, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $3,831.3 million, which is 0.8% above amortized cost (less allowances for uncollectible amounts on investments) of $3,800.6 million. The Company had $1,621.3 million in mortgage loans at June 30, 1995. While the Company's mortgage loans do not have quoted market values, at June 30, 1995, the Company estimates the market value of its mortgage loans to be $1,778.4 million (using discounted cash flows from the next call date) which is 9.7% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

     At June 30, 1995, delinquent mortgage loans and foreclosed real estate were 0.4% of assets. Bonds rated less than investment grade were 1.1% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 3.3% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to hold its other investments to maturity. The Company's allowance for uncollectible amounts on investments was $35.9 million at June 30, 1995.

     Policy loans at June 30, 1995 were $147.2 million, a decrease of $0.4 million from December 31, 1994. Policy loan rates are generally in the 4.5% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

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

     A combination of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest-sensitive products such as GICs and annuities. Realized investment gains and losses of such contracts are deferred and amortized over the life of the hedged asset. The Company also uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest and from a fixed to a variable rate of interest and to convert its Senior Notes and Monthly Income Preferred Securities from a fixed rate to a variable rate of interest. At June 30, 1995, related open interest rate swap contracts with a notional amount of $205 million were in a $0.2 million net unrealized gain position.

     The Company entered the GIC market in late 1989. Most GIC contracts written by the Company have maturities of 3 to 5 years. Prior to 1993, few GIC contracts were maturing because the contracts were newly written. Beginning in 1993, GIC contracts began to mature as contemplated when the contracts were sold. Withdrawals related to GIC contracts were approximately $700 million during 1994. Withdrawals related to GIC contracts are estimated to be approximately $600 million in 1995. The Company's asset/liability matching practices take into account maturing contracts. Accordingly, the Company does not expect maturing contracts to have an unusual effect on the future operations and liquidity of the Company.
     In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at June 30, 1995 to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $368.2 million. The Company's subsidiaries held $144.9 million in cash and short-term investments at June 30, 1995. Protective Life Corporation had an additional $3.3 million in cash and short-term investments available for general corporate purposes.

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

     At June 30, 1995, Protective Life Corporation had borrowed $36.5 million of its $60 million revolving line of credit and an additional $10.5 million of short-term bank borrowings, all on notes bearing interest rates averaging 6.3%. The Company's bank borrowings have increased $24 million since December 31, 1994. Proceeds have been primarily used to contribute additional statutory capital to the Company's insurance subsidiaries, and for general corporate purposes.

     On March 20, 1995, the Company acquired National Health Care Systems of Florida, Inc. In connection with the acquisition, the Company reissued 1,316,458 shares of its Common Stock previously held as Treasury Stock.

     On November 7, 1994, the Company's Board of Directors authorized a program for the repurchase of up to 600,000 shares of Company Common Stock for an aggregate purchase price not to exceed $15 million. No shares have been repurchased under the program. The program expires December 31, 1995.

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

     The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula.
These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the June 30, 1995 statutory financial reports of the Company's insurance subsidiaries, the Company's insurance subsidiaries are adequately capitalized under the formula.

     Under insurance guaranty fund laws, in most states, insurance companies doing business in a participating state can be assessed up to prescribed
limits for policyholder losses incurred by insolvent companies.   The Company
does not believe that any such assessments will be materially different from amounts already provided for in the financial statements.

     A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurers, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances. The Company and its subsidiaries, like other life and health insurers, from time to time are involved in such litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. Among the litigation currently pending is a class action concerning the sale of credit insurance. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that such litigation will not have a material adverse effect on the financial position of the Company.

     The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a). Exhibit 15 - Letter re: unaudited interim financial statements

     (b). Exhibit 27 - Financial data schedule

     (c). A report on Form 8-K was filed April 26, 1995, concerning the Company's 1995 first quarter earnings press release.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PROTECTIVE LIFE CORPORATION




Date:  August 10, 1995                        /S/  JERRY W. DEFOOR
                                              Jerry W. DeFoor
                                              Vice President and Controller,
                                              and Chief Accounting Officer
                                              (Duly authorized officer)