Form 10-Q
period 1995-09-30
PROTECTIVE LIFE CORP
filed 1995-11-13
CIK 355429

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1995

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______



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

Number of shares of Common Stock, $.50 par value, outstanding as of November 10, 1995: 28,775,118 shares.

                          PROTECTIVE LIFE CORPORATION



                                      INDEX




PART I.   FINANCIAL INFORMATION:
   Item 1.     Financial Statements:
        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three and Nine
          Months ended September 30, 1995 and 1994 (unaudited)
       Consolidated Condensed Balance Sheets as of September 30, 1995
          (unaudited) and December 31, 1994
       Consolidated Condensed Statements of Cash Flows for the Nine Months ended
          September 30, 1995 and 1994 (unaudited)
       Notes to Consolidated Condensed Financial Statements (unaudited)
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:
   Item 6.  Exhibits and Reports on Form 8-K

Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of September 30, 1995, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
October 25, 1995

                                                    PROTECTIVE LIFE CORPORATION
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                           (Dollars in thousands except per share amounts)
                                                             (Unaudited)
                                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                SEPTEMBER 30               SEPTEMBER 30
                                                                             1995          1994         1995         1994

REVENUES
     Premiums and policy fees (net of reinsurance ceded:
       three months:  1995 - $79,908; 1994 - $50,714                       $ 93,213      $101,876     $277,460     $289,362
       nine months:  1995 - $222,351; 1994 - $121,462)
     Net investment income                                                  123,894       105,762      354,603      304,647
     Realized investment gains (losses)                                       1,337         3,122        3,401        4,855
     Other income                                                             9,637         2,185       26,308       13,394
                                                                           --------      --------     --------     --------
                                                                            228,081       212,945      661,772      612,258
                                                                           --------      --------     --------     --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
       three months:  1995 - $54,638; 1994 - $31,118                        134,111       134,208      383,039      376,536
       six months:  1995 - $159,760; 1994 - $80,541)
     Amortization of deferred policy acquisition costs                       17,652        20,493       63,218       60,218
     Other operating expenses (net of reinsurance ceded:
       three months:  1995 - $23,173; 1994  - $3,793                         42,614        29,610      124,369       98,038
                                                                           --------      --------     --------     --------
       nine months:  1995 - $58,645; 1994 - $9,842)
                                                                            194,377       184,311      570,626      534,792
                                                                           --------      --------     --------     --------


INCOME BEFORE INCOME TAX AND MINORITY INTEREST                               33,704        28,634       91,146       77,466

Income tax expense                                                           12,034         9,163       30,990       24,789
                                                                           --------      --------     --------     --------


INCOME BEFORE MINORITY INTEREST                                              21,670        19,471       60,156       52,677

Minority interest in net income of consolidated subsidiaries                    804           804        2,413          992
                                                                           --------      --------     --------     --------

NET INCOME                                                                $  20,866     $  18,667    $  57,743     $ 51,685
                                                                          =========     =========    =========     ========

NET INCOME PER SHARE                                                      $    0.72     $    0.68    $    2.03     $   1.89
                                                                          =========     =========    =========     ========

DIVIDENDS PAID PER SHARE                                                  $    0.16     $    0.14    $    0.46     $   0.41
                                                                          =========     =========    =========     ========

Average shares outstanding                                               28,775,118    27,402,166   28,384,873   27,388,228





SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                     PROTECTIVE LIFE CORPORATION
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (Dollars in thousands)
                                                                                        SEPTEMBER 30            DECEMBER 31
                                                                                            1995                   1994
                                                                                        (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                                    $3,909,950              $3,493,646
    Equity securities                                                                       47,456                  45,005
    Mortgage loans on real estate                                                        1,718,200               1,487,795
    Investment real estate, net                                                             21,173                  20,303
    Policy loans                                                                           145,655                 147,608
    Other long-term investments                                                             44,108                  48,013
    Short-term investments                                                                  97,124                  59,541
                                                                                        ----------              ----------
       Total investments                                                                 5,983,666               5,301,911
    Cash                                                                                     5,748                   4,468
    Accrued investment income                                                               61,704                  55,637
    Accounts and premiums receivable, net                                                   41,244                  30,472
    Reinsurance receivables                                                                223,457                 122,175
    Deferred policy acquisition costs                                                      412,504                 434,444
    Property and equipment, net                                                             37,362                  36,323
    Other assets                                                                            52,842                  20,709
    Assets held in separate accounts                                                       277,493                 124,145
                                                                                        ----------              ----------
       TOTAL ASSETS                                                                     $7,096,020              $6,130,284
                                                                                        ==========              ==========

LIABILITIES
    Policy liabilities and accruals                                                     $2,023,998              $1,797,774
    Guaranteed investment contract deposits                                              2,483,669               2,281,673
    Annuity deposits                                                                     1,298,167               1,251,318
    Other policyholders' funds                                                             144,468                 144,461
    Other liabilities                                                                      141,833                 127,873
    Accrued income taxes                                                                     4,850                  (6,238)
    Deferred income taxes                                                                   49,029                 (14,095)
    Debt                                                                                   140,500                  98,000
    Liabilities related to separate accounts                                               277,493                 124,145
    Minority interest in consolidated subsidiaries                                          55,000                  55,000
                                                                                        ----------              ----------
       TOTAL LIABILITIES                                                                 6,619,007               5,859,911
                                                                                        ----------              ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE C

STOCKHOLDERS' EQUITY
    Preferred Stock, $1 par value
      Shares authorized:  3,850,000;  Issued:  none
    Junior Participating Cumulative Preferred Stock, $1 par value
      Shares authorized:  150,000;  Issued:  none
    Common Stock, $0.50 par value
      Shares authorized:  80,000,000
      Issued:  1995 and 1994 - 31,336,462                                                   15,668                  15,668
    Additional paid-in capital                                                              96,371                  71,295
    Net unrealized gains (losses) on investments
      (net of income tax:  1995 - $12,189 1994 - ($57,902)                                  22,637                (107,532)
    Retained earnings                                                                      359,604                 314,857
    Treasury stock (1995 - 2,561,344 shares; 1994 - 3,909,994 shares)                      (12,008)                (18,323)
    Unallocated stock in Employee Stock Ownership Plan
       (1995 - 793,804 shares; 1994 - 844,146 shares)                                       (5,259)                 (5,592)
                                                                                        ----------              ----------
       TOTAL STOCKHOLDERS' EQUITY                                                          477,013                 270,373
                                                                                        ----------              ----------
                                                                                        $7,096,020              $6,130,284
                                                                                        ==========              ==========
SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                     PROTECTIVE LIFE CORPORATION
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)
                                                             (Unaudited)
                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30
                                                                                                   1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                    $   57,743      $   51,685
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred policy acquisition costs                                               63,218          60,219
    Capitalization of deferred policy acquisition costs                                            (61,287)        (89,296)
    Depreciation expense                                                                             4,277           4,388
    Deferred income taxes                                                                           (6,966)         (9,909)
    Accrued income taxes                                                                            11,088          (3,772)
    Interest credited to universal life and investment products                                    213,303         183,642
    Policy fees assessed on universal life and investment products                                 (74,772)        (58,887)
    Change in accrued investment income and other receivables                                     (116,181)         13,656
    Change in policy liabilities and other policyholders' funds
      of traditional life and health products                                                      131,345          84,215
    Change in other liabilities                                                                     (5,964)         12,777
    Other (net)                                                                                     (1,381)         (9,588)
                                                                                                -----------     ----------
  Net cash provided by operating activities                                                         214,423        239,130
                                                                                                -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
    Investments available for sale                                                                  219,760        317,959
    Other                                                                                            49,536        129,296
  Sale of investments
    Investments available for sale                                                                  863,479        349,944
    Other                                                                                             4,243         16,183
  Cost of investments acquired
    Investments available for sale                                                               (1,322,651)    (1,336,274)
    Other                                                                                          (243,788)      (112,964)
  Acquisitions and bulk reinsurance assumptions                                                      (7,550)        39,328
  Purchase of property and equipment                                                                 (5,283)        (4,380)
  Sale of property and equipment                                                                        136          1,832
                                                                                                -----------     ----------
  Net cash used in investing activities                                                            (442,118)      (599,076)
                                                                                                -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                             1,032,400        460,186
  Principal payments on line of credit arrangements and debt                                       (989,900)      (505,258)
  Proceeds from issuance of Monthly Income Preferred Securities                                                     55,000
  Dividends to stockholders                                                                         (12,995)       (11,232)
  Purchase of treasury stock                                                                             (3)          (190)
  Investment product deposits and change in universal life deposits                                 734,707      1,064,910
  Investment product withdrawals                                                                   (535,234)      (728,070)
                                                                                                -----------     ----------
  Net cash provided by financing activities                                                         228,975        335,346
                                                                                                -----------     ----------

INCREASE (DECREASE) IN CASH                                                                           1,280        (24,600)
CASH AT BEGINNING OF PERIOD                                                                           4,468         27,119
                                                                                                -----------     ----------
CASH AT END OF PERIOD                                                                           $     5,748     $    2,519
                                                                                                ===========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest on debt                                                                            $    (9,740)    $   (4,176)
    Income taxes                                                                                $   (25,648)    $  (37,937)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Reissuance of treasury stock to ESOP                                                       $       350     $        3
     Unallocated stock in ESOP                                                                  $       333     $      264
     Reissuance of treasury stock                                                               $       362     $      578
     Acquisitions
       Assets acquired                                                                          $    10,394     $   41,818
       Liabilities assumed                                                                          (25,651)       (49,049)
       Reissuance of treasury stock                                                                 (30,681)
                                                                                                -----------     ----------
       Net                                                                                      $   (45,938)    $   (7,231)
                                                                                                ===========     ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       PROTECTIVE LIFE CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1994.


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

                                              NINE MONTHS ENDED SEPTEMBER 30
                                                 1995                 1994
                                           AMOUNT    PERCENT    AMOUNT   PERCENT
                                                       (dollars in thousands)
TOTAL REVENUES:
  Acquisitions                            $144,712    21.9%    $114,123   18.6%
  Financial Institutions                    29,189     4.4       81,249   13.3
  Group                                    134,909    20.4      108,407   17.7
  Guaranteed Investment Contracts          150,221    22.7      138,972   22.7
  Individual Life                          108,553    16.4       90,949   14.9
  Investment Products                       80,975    12.2       64,413   10.5
  Corporate and Other                       12,604     1.9       13,671    2.2
  Unallocated Realized
    Investment Gains (Losses)                  609     0.1          474    0.1
                                          --------   -----     --------  -----
                                          $661,772   100.0%    $612,258  100.0%
                                          ========   =====     ========  =====

INCOME (LOSS) BEFORE INCOME
 TAX AND MINORITY INTEREST:
 Acquisitions                             $ 36,295    39.8%    $ 28,605   36.9%
 Financial Institutions                      6,564     7.2        6,825    8.8
 Group                                       9,403    10.3        7,045    9.1
 Guaranteed Investment Contracts            24,146    26.5       25,276   32.6
 Individual Life                            13,582    14.9       12,590   16.3
 Investment Products                         7,403     8.1        3,186    4.1
 Corporate and Other                        (6,856)   (7.5)      (6,535)  (8.4)
 Unallocated Realized
   Investment Gains (Losses)                   609     0.7          474    0.6
                                          --------   -----     --------  -----
                                          $ 91,146   100.0%    $ 77,466  100.0%
                                          ========   =====     ========  =====

                                         SEPTEMBER 30, 1995    DECEMBER 31, 1994
                                         AMOUNT     PERCENT    AMOUNT    PERCENT
                                                    (dollars in thousands)

IDENTIFIABLE ASSETS:
 Acquisitions                           $1,372,676    19.3%   $1,131,722   19.4%
 Financial Institutions                    237,054     3.4       207,511    3.5
 Group                                     268,951     3.8       212,070    3.6
 Guaranteed Investment Contracts         2,533,920    35.7     2,187,962   37.4
 Individual Life                           847,674    11.9       683,013   11.7
 Investment Products                     1,539,824    21.7     1,122,218   19.2
 Corporate and Other                       295,921     4.2       302,071    5.2
                                        ----------   -----    ----------  -----
                                        $7,096,020   100.0%   $5,846,567  100.0%
                                        ==========   =====    ==========  =====

NOTE E - STATUTORY REPORTING PRACTICES

     Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1995 and for the nine months then ended, the Company's life insurance subsidiaries had stockholder's equity and net income prepared in conformity with statutory reporting practices of $325.5 million and $74.0 million, respectively.

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

     The Company's balance sheets at September 30, 1995 and December 31, 1994, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                        SEPTEMBER 30, 1995     DECEMBER 31, 1994
                                                     (IN THOUSANDS)

Total investments                            $5,941,364            $5,501,064
Deferred policy acquisition costs               419,980               400,724
All other assets                                699,850               393,929
                                             ----------            ----------
                                             $7,061,194            $6,295,717
                                             ==========            ==========

Deferred income taxes                        $   36,840            $   43,806
All other liabilities                         6,569,978             5,874,006
                                             ----------            ----------
                                              6,606,818             5,917,812
Stockholders' equity                            454,376               377,905
                                             ----------            ----------
                                             $7,061,194            $6,295,717
                                             ==========            ==========

     On January 1, 1995 the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

     Since the Company's mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on the Company's evaluation of its mortgage loan portfolio, the Company does not expect any material losses on its mortgage loans, and therefore no allowance for losses is required under SFAS No. 114 at January 1, 1995 or September 30, 1995.

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

NOTE H - STOCKHOLDER RIGHTS PLAN

     On August 7, 1995, the Company's Board of Directors adopted a new stockholder rights plan. The new rights plan replaced the Company's existing rights plan, which was adopted in 1987. On August 7, 1995, the Company filed a Form 8-K with the Securities and Exchange Commission which describes the new stockholder rights plan.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


     Protective Life Corporation through its subsidiaries provides financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("Protective Life") is the Company's principal operating subsidiary.

     Unless the context otherwise requires, the "Company" refers to the consolidated group of Protective Life Corporation and its subsidiaries.


                              RESULTS OF OPERATIONS


PREMIUMS AND POLICY FEES

     The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                                                PREMIUMS AND POLICY FEES
        NINE MONTHS                                           PERCENTAGE
           ENDED                                AMOUNT         INCREASE
        SEPTEMBER 30                         (IN THOUSANDS)   (DECREASE)

            1994                                $289,362          5.8%
            1995                                 277,460         (4.1)

     Premiums and policy fees decreased $11.9 million or 4.1% in the first nine months of 1995 over the first nine months of 1994. Premiums and policy fees from the Financial Institutions Division decreased $54.6 million in the first nine months of 1995 as compared to the first nine months of 1994. This resulted from a reinsurance arrangement begun in the 1995 first quarter whereby a significant portion of the Division's new sales are being ceded to a reinsurer. Increases in premiums and policy fees from the Group and Individual Life Divisions represent increases of $12.6 million and $10.2 million, respectively. Policy fees related to the Company's variable annuity increased $2.1 million in the first nine months of 1995 as compared to the same period in 1994. The assumption of a block of payroll deduction policies in the second quarter of 1994 resulted in a $1.8 million increase in premiums and policy fees in 1995. The assumption of a block of policies in the fourth quarter of 1994 resulted in a $17.0 million increase in premiums and policy fees in 1995. On June 15, 1995, the Company coinsured a block of policies which resulted in a $4.7 million increase in premiums and policy fees in 1995. Decreases in older acquired blocks resulted in a $5.8 million decrease in premiums and policy fees.

NET INVESTMENT INCOME

     The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

        NINE MONTHS                               NET INVESTMENT INCOME
           ENDED                                 AMOUNT         PERCENTAGE
        SEPTEMBER 30                         (IN THOUSANDS)      INCREASE

           1994                                 $304,647           16.2%
           1995                                  354,603           16.4

     Net investment income in the first nine months of 1995 was $50.0 million or 16.4% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The assumption of two blocks of policies in 1994 and one block of policies in the second quarter of 1995 resulted in an increase in net investment income of $10.1 million in the first nine months of 1995.


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

     The following table sets forth realized investment gains for the periods shown:

        NINE MONTHS                         REALIZED
           ENDED                        INVESTMENT GAINS
        SEPTEMBER 30                     (IN THOUSANDS)

           1994                              $4,855
           1995                               3,401

     Realized investment gains for the first nine months of 1995 were $1.5 million lower than the corresponding period of 1994.

OTHER INCOME

     The following table sets forth other income for the periods shown:

        NINE MONTHS
           ENDED                         OTHER INCOME
        SEPTEMBER 30                    (IN THOUSANDS)

           1994                             $13,394
           1995                              26,308

     Other income consists primarily of revenues of the Company's broker-dealer subsidiary, fees from administrative-services-only types of group accident and health insurance contracts, and revenues of the Company's wholly-owned insurance marketing organizations and other small noninsurance subsidiaries. Other income in the first nine months of 1995 was $12.9 million higher than the corresponding period of 1994. Other income for the first nine months of 1994 included $4.2 million related to the sale of a subsidiary. On March 20, 1995, the Company completed its acquisition of National Health Care Systems of Florida, Inc. ("NHCS"), based in Jacksonville, Florida. NHCS operates prepaid dental plans (also referred to as dental health maintenance organizations or dental capitation plans). NHCS, known as "Denticare", currently has over 283,000 members located primarily in Florida, Tennessee, Georgia, and Alabama. The acquisition resulted in a $14.4 million increase in other income in the first nine months of 1995. Other income from all other sources decreased $1.5 million in the first nine months of 1995 as compared with the first nine months of 1994.

INCOME BEFORE INCOME TAX AND MINORITY INTEREST

     The following table sets forth income or loss before income tax and minority interest by business segment for the periods shown:

                                                 INCOME (LOSS) BEFORE INCOME TAX
                                                        AND MINORITY INTEREST
                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                          (IN THOUSANDS)
   BUSINESS SEGMENT                                1994                  1995

   Acquisitions                                  $28,605               $36,295
   Financial Institutions                          6,825                 6,564
   Group                                           7,045                 9,403
   Guaranteed Investment Contracts                25,276                24,146
   Individual Life                                12,590                13,582
   Investment Products                             3,186                 7,403
   Corporate and Other                            (6,535)               (6,856)
   Unallocated Realized Investment Gains             474                   609
                                                 -------               -------
                                                 $77,466               $91,146
                                                 =======               =======

   Percentage Increase                            34.9%                 17.7%

     Pretax earnings from the Acquisitions Division increased $7.7 million in the first nine months of 1995 as compared to the same period of 1994. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, the Company assumed two blocks of policies during 1994 and one block of policies during the second quarter of 1995. These acquisitions represent $6.8 million of the increase. Improved mortality experience in older acquired blocks of policies resulted in a $0.9 million increase in pretax earnings in the first nine months of 1995 as compared to the first nine months of 1994.

     Pretax earnings of the Financial Institutions Division were $0.2 million lower in the first nine months of 1995 as compared to the same period in 1994. The Division has entered into a reinsurance arrangement whereby a significant portion of the Division's new sales are being ceded to a reinsurer. In the 1995 second quarter the Division also reinsured a block of older policies. Though the Division's reported earnings were reduced by approximately $0.8 million, these reinsurance transactions are expected to improve the Division's return on investment.

     Group pretax earnings were $2.4 million higher in the first nine months of 1995 as compared to the first nine months of 1994 due to improved earnings from accident and health products and dental products which were partially offset by lower earnings from life and cancer products. NHCS represented $1.4 million of the increase.

     The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $24.9 million in the first nine months of 1995 and $20.4 million in the corresponding period of 1994. This increase was due to the growth in GIC deposits placed with the Company. At September 30, 1995, GIC deposits totaled $2.5 billion compared to $2.3 billion one year earlier. Realized investment losses associated with this Division in the first nine months of 1995 were $0.8 million as compared to realized investment gains of $4.9 million in the same period last year. As a result, total pretax earnings were $24.1 million in the first nine months of 1995 compared to $25.3 million for the same period last year.

     Individual Life pretax earnings increased $1.0 million in the first nine months of 1995 as compared to the first nine months of 1994. At December 31, 1994 the Company reduced certain statutory policy liabilities for certain term-like products to be more consistent with current regulation and industry practice. This reduced investment income allocated to the Division in the first nine months of 1995 by approximately $2.3 million when compared to the same period in 1994. Additionally, expenses to develop new marketing ventures were $1.5 million higher in the first nine months of 1995 as compared to the first nine months of 1994. Also reflected in the Division's operating results for 1995 is a $1.2 million loss related to the Company's broker-dealer (previously reported within the Investment Products Division). These decreases were offset by earnings from a growing amount of business in force.

     Investment Products Division pretax earnings were $4.2 million higher in the first nine months of 1995 compared to the same period of 1994. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $2.5 million higher than the same period last year. During 1994 the Division completed the amortization of the deferred policy acquisition costs related to its book value annuities. Accordingly, 1995 operating earnings were $5.2 million higher due to lower amortization. This increase was largely offset by higher expenses related to the Company's variable annuity which was introduced in early 1994, and to increases in other expenses.

     The Corporate and Other segment consists of several small insurance lines of business, net investment income and expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment declined $0.3 million in the first nine months of 1995 as compared to the first nine months of 1994.

     Unallocated realized investment gains occurred due to sales of investments that occurred to maintain proper matching of assets and liabilities.

INCOME TAXES

     The following table sets forth the effective income tax rates for the periods shown:

        NINE MONTHS
           ENDED                        ESTIMATED EFFECTIVE
        SEPTEMBER 30                      INCOME TAX RATES

           1994                                  32%
           1995                                  34

The effective income tax rate for 1994 was 32%. The estimated income tax rate for the first nine months of 1995 was increased from 33% to 34% during the third quarter.

NET INCOME

     The following table sets forth net income and the net income per share for the periods shown:

        NINE MONTHS                                   NET INCOME
           ENDED                             TOTAL                PERCENTAGE
        SEPTEMBER 30                    (IN THOUSANDS)  PER SHARE  INCREASE

           1994                             $51,685       $1.89      36.8%
           1995                              57,743        2.03      11.7

     Compared to the same period in 1994, net income in the first nine months of 1995 increased 11.7%, reflecting improved operating earnings in the Acquisitions, Financial Institutions, Group, Guaranteed Investment Contracts, Individual Life, and Investment Products Divisions, which were partially offset by lower earnings in the Corporate and Other segment.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts." In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company anticipates that the impact of adopting these accounting standards will be immaterial to its financial condition.

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

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments In Debt And Equity Securities." Accordingly, the Company's investments in debt and equity securities are reported in the financial statements at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 1995, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $3,962.5 million, which is 1.0% above amortized cost (less allowances for uncollectible amounts on investments) of $3,923.0 million. The Company had $1,718.2 million in mortgage loans at September 30, 1995. While the Company's mortgage loans do not have quoted market values, at September 30, 1995, the Company estimates the market value of its mortgage loans to be $1,846.7 million (using discounted cash flows from the next call date) which is 7.5% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

     For several years the Company has offered a commercial loan product under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $207 million of the Company's mortgage loans have this participation feature.

     At September 30, 1995, delinquent mortgage loans and foreclosed real estate were 0.6% of assets. Bonds rated less than investment grade were 1.0% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 2.9% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to hold its other investments to maturity. The Company's allowance for uncollectible amounts on investments was $35.9 million at September 30, 1995.

     Policy loans at September 30, 1995 were $145.7 million, a decrease of $2.0 million from December 31, 1994. Policy loan rates are generally in the 4.5% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

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

     A combination of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest-sensitive products such as GICs and annuities. Realized investment gains and losses of such contracts are deferred and amortized over the life of the hedged asset. The Company also uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest and from a fixed to a variable rate of interest and to convert its Senior Notes and Monthly Income Preferred Securities from a fixed rate to a variable rate of interest. At September 30, 1995, related open interest rate swap contracts with a notional amount of $210.0 million were in a $2.1 million net unrealized gain position.

     The Company entered the GIC market in late 1989. Most GIC contracts written by the Company have maturities of 3 to 5 years. Prior to 1993, few GIC contracts were maturing because the contracts were newly written. Beginning in 1993, GIC contracts began to mature as contemplated when the contracts were sold. Withdrawals related to GIC contracts were approximately $700 million during 1994. Withdrawals related to GIC contracts are estimated to be approximately $700 million in 1995. The Company's asset/liability matching practices take into account maturing contracts. Accordingly, the Company does not expect maturing contracts to have an unusual effect on the future operations and liquidity of the Company.

     The Company is exploring the prospects for securitizing a portion of its commercial mortgage portfolio as a means to enhance its liquidity and provide an alternative source of funding for its commercial mortgage loan origination business.

     In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at September 30, 1995 to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $329.2 million. The Company's subsidiaries held $102.2 million in cash and short-term investments at September 30, 1995. Protective Life Corporation had an additional $0.7 million in cash and short-term investments available for general corporate purposes.

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

     At September 30, 1995, Protective Life Corporation had borrowed $40.5 million of a $60.0 million revolving line of credit and an additional $8.0 million of short-term bank borrowings, and the Company's insurance subsidiaries had borrowed $17.0 million to fund investments, all on notes bearing interest rates averaging 6.4%. The Company's bank borrowings (excluding temporary borrowings of the Company's insurance subsidiaries) have increased $25.5 million since December 31, 1994. Proceeds have been primarily used to contribute additional statutory capital to the Company's insurance subsidiaries, and for general corporate purposes.

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

     The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the September 30, 1995 statutory financial reports of the Company's insurance subsidiaries, the Company's insurance subsidiaries are adequately capitalized under the formula.

     Under insurance guaranty fund laws, in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits
for policyholder losses incurred by insolvent companies.   The Company does not
believe that any such assessments will be materially different from amounts already provided for in the financial statements.

     A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurers, including material amounts of punitive damages. In some states in which the Company does business, juries have substantial discretion in awarding punitive damages in these circumstances, and the state appellate courts have affirmed significant punitive awards. The Company and its subsidiaries, like other life and health insurers, in the course of business are involved in such litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that such litigation will not have a material adverse effect on the financial position of the Company.

     The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a). Exhibit 15 - Letter re: unaudited interim financial statements

     (b). Exhibit 27 - Financial data schedule

     (c). A report on Form 8-K was filed July 25, 1995, concerning the Company's 1995 second quarter earnings press release.

          A second report on Form 8-K was filed August 7, 1995 concerning the redemption of rights relating to the Company's Share Purchase Rights Plan dated July 13, 1987 and the adoption of a new Share Purchase Rights Plan dated August 7, 1995.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PROTECTIVE LIFE CORPORATION




Date: November 13, 1995          /S/  JERRY W. DEFOOR
                                 Jerry W. DeFoor
                                 Vice President and Controller,
                                  and Chief Accounting Officer
                                 (Duly authorized officer)