Form 10-K
period 1995-12-31
PROTECTIVE LIFE CORP
filed 1996-03-26
CIK 355429

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 1-12332

                            ------------------------

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                         COMMON STOCK, $0.50 PAR VALUE
        JUNIOR PARTICIPATING CUMULATIVE PREFERRED STOCK, $1.00 PAR VALUE
 PLC CAPITAL L.L.C. 9% CUMULATIVE MONTHLY INCOME PREFERRED SECURITIES, SERIES A
                 GUARANTY ISSUED FOR THE BENEFIT OF HOLDERS OF
 PLC CAPITAL L.L.C. 9% CUMULATIVE MONTHLY INCOME PREFERRED SECURITIES, SERIES A
                                (Title of class)

                   Name of each exchange on which registered
                            NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                        PREFERRED STOCK, $1.00 PAR VALUE
                                (Title of class)

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 8, 1996: $776,470,819
Number of shares of Common Stock, $0.50 Par Value, outstanding as of March 8, 1996: 28,797,189

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1995 Annual Report To Stockholders (the "1995 Annual Report To Stockholders") are incorporated by reference into Parts I, II, and IV of this Report.

Portions of the Registrant's Proxy Statement dated March 29, 1996, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PROTECTIVE LIFE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I
Item 1.     Business.......................................................................................           3
Item 2.     Properties.....................................................................................          19
Item 3.     Legal Proceedings..............................................................................          19
Item 4.     Submission of Matters to a Vote of Security Holders............................................          19

                                                        PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................          19
Item 6.     Selected Financial Data........................................................................          21
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          22
Item 8.     Financial Statements and Supplementary Data....................................................          22
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          24

                                                        PART III
Item 10.    Directors and Executive Officers of the Registrant.............................................          24
Item 11.    Executive Compensation.........................................................................          27
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          27
Item 13.    Certain Relationships and Related Transactions.................................................          27

                                                        PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................          27

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

    Additional information concerning the Company's divisions may be found in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RESULTS OF OPERATIONS" and Note J to Consolidated Financial Statements in the Company's 1995 Annual Report to Stockholders, which are incorporated herein by reference.

    Copies of the Company's Proxy Statement and 1995 Annual Report to Stockholders will be furnished to anyone who requests such documents in writing from the Secretary of the Company, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202. The information incorporated herein by reference is also electronically accessible through the Internet from the "EDGAR Database of Corporate Information" on the Securities and Exchange Commission's World Wide Web site (http://www.sec.gov).

    Management believes that maintenance of strong claims-paying and financial strength ratings is necessary for success in many of its markets.

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

    Thirty-five separate transactions have been entered into since 1970. Management believes a favorable environment for acquisitions will likely continue into the immediate future. Insurance companies are facing heightened regulatory and market pressure to increase statutory capital and thus may seek to increase capital by selling blocks of policies. Insurance companies also appear to be selling blocks of policies in conjunction with programs to narrow strategic focus. In addition, smaller companies may face difficulties in marketing and thus may seek to be acquired. However, it appears that other companies are entering this market; therefore, the Company may face increased competition for future acquisitions.

    Several states have enacted statutes that decreased the attractiveness of assumption reinsurance transactions and increased the attractiveness of coinsurance transactions. In coinsurance transactions, the seller remains contingently liable with respect to the coinsured policies should the Company become unable to fulfill its obligations to the seller under the coinsurance agreement. This has caused sellers to place more emphasis on the financial condition and acquisition experience of the purchaser. Management believes this favorably impacts the Company's competitive position.

    Total revenues and income before income tax from the Acquisitions Division are expected to decline with time unless new acquisitions are made. Therefore, the Division's revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity.

    In the third quarter of 1993, the Company acquired Wisconsin National Life Insurance Company and coinsured a small block of universal life policies. In 1994, the Company coinsured a small block of payroll deduction policies in the second quarter and coinsured a block of 130,000 policies in the fourth quarter. In the second quarter of 1995, the Company coinsured a block of 28,000 policies. In March 1996, the Company coinsured a block of 38,000 policies.

FINANCIAL INSTITUTIONS DIVISION

    The Financial Institutions Division specializes in marketing insurance products through commercial banks, savings and loan associations, and mortgage bankers. The Division markets an array of life and health products, which cover consumer and mortgage loans made by financial institutions located primarily in the southeastern United States. The Division also markets life and health products nationally through the consumer finance industry and through automobile dealerships. The Division markets through employee field representatives, independent brokers, and a wholly-owned subsidiary. The Division also offers certain products through direct mail solicitation to customers of financial institutions. The demand for credit life and credit health insurance is related to the general level of loan demand.

    In 1992, the Company acquired the credit insurance business of Durham Life Insurance Company. The acquisition more than doubled the size of the Division and provided significant market share in the southeastern states not previously covered by the Company.

    The Division has entered into a reinsurance arrangement whereby all of the Division's new credit insurance sales are being ceded to a reinsurer. In the second quarter of 1995, the Division also ceded a block of older policies. Though these reinsurance transactions will reduce the Division's earnings, the Division's return on investment is expected to improve.

GROUP DIVISION

    The Group Division manufactures, distributes, and services group, dental, cancer, and payroll deduction insurance products. Group accident and health insurance is generally considered to be cyclical. Profits rise or fall as competitive forces allow or prevent rate increases to keep pace with changes in group health medical costs. The Company is placing marketing emphasis on other health insurance products which have not been as subject to medical cost inflation as traditional group health products. These products include dental insurance policies and weekly income (short-term disability) policies which are distributed nationally through the Division's existing distribution system, as well as through joint marketing arrangements with independent marketing organizations, and through reinsurance contracts with other insurers. These products also include an individual cancer insurance policy marketed through a nationwide network of agents. It is anticipated that a significant part of the growth in the Company's health insurance premium income in the next several years will be from dental products.

    In 1993, the Division established a special marketing unit to sell dental and other products through mail and telephone solicitations. The unit has sales offices in Arizona, Colorado, Florida, Georgia, Illinois, Kentucky, Michigan, North Carolina, Ohio, Tennessee, Texas and Wisconsin. On March 20, 1995, the Company completed its acquisition of National Health Care Systems of Florida, Inc. ("NHCS"), based in Jacksonville, Florida. NHCS operates prepaid dental plans (also referred to as dental health maintenance organizations or dental capitation plans). NHCS, known as "DentiCare", has approximately 308,000 members as of December 31, 1995, located primarily in Florida, Tennessee, Georgia, and Alabama. On October 30, 1995, the Company announced it had agreed to acquire an additional prepaid dental plan and a dental HMO, both of which also operate under the trade name "Denticare". These plans have approximately 40,000 members in Oklahoma, Arkansas, and Missouri. This transaction is subject to regulatory approval and other conditions, and is expected to close in the second quarter of 1996.

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

GUARANTEED INVESTMENT CONTRACTS DIVISION

    In 1989, the Company began selling guaranteed investment contracts ("GICs"). The Company's GICs are contracts, issued to a 401(k) or other retirement savings plan, which guarantee a fixed return on deposits for a specified period and often provide flexibility for withdrawals, in keeping with the benefits provided by the plan. The Company also offers related products through this Division, including fixed rate contracts offered to the trustees of municipal bond proceeds, floating rate contracts issued to bank trust departments, and long-term annuity contracts used to fund certain state obligations.

    Since 1989, life insurer credit concerns and a demand shift to non-traditional GIC alternatives have generally caused the GIC market to contract somewhat, although broadening the Division's product offerings has allowed it to maintain strong sales.

    Most GIC contracts written by the Company have maturities of 3 to 5 years. Prior to 1993, few GIC contracts were maturing because the contracts were newly written. Therefore, GIC account balances grew at a significant rate. Beginning in 1993, GIC contracts began to mature as contemplated when the contracts were sold. Hence, the rate of growth in GIC deposits has decreased as the amount of maturing contracts has increased.

INDIVIDUAL LIFE DIVISION

    The Individual Life Division primarily utilizes a distribution system based on experienced independent personal producing general agents who are recruited by regional sales managers. At December 31, 1995, there were 22 regional sales managers located throughout the United States. Honors Club members, agents who produce at least $30 thousand of new premium per year, totalled 258 at December 31, 1995. Honors Club members represent approximately 39% of the Division's new premium.

    In 1993, the Division began distributing insurance products through stock brokers. The Division also distributes insurance products through the payroll deduction market and in the life insurance brokerage market. The Division also offers its products to other insurance companies and their distribution systems under private label arrangements.

    Marketing efforts in the Individual Life Division are directed toward the Company's various universal life products and products designed to compete in the term marketplace. Universal life products combine traditional life insurance protection with the ability to tailor a more flexible payment schedule to the individual's needs, provide an accumulation of cash values on which income taxes are deferred, and permit the Company to change interest rates credited on policy cash values to reflect current market rates. The Company currently emphasizes back-end loaded universal life policies which reward the continuing policyholder and which should help maintain the persistency of its universal life business. The products designed to compete in the term marketplace are term-like policies with guaranteed level premiums for the first 10, 15, or 20 years which provide a competitive net cost to the insured.

    The Division also includes ProEquities, Inc. ("PES"), an affiliated securities broker-dealer. Through PES, members of the Company's field force who are licensed to sell securities can sell stocks, bonds, mutual funds, and investment products that may be manufactured or issued by companies other than the Company. Prior to 1995, management responsibility for PES was with the Investment Products Division, and therefore PES's financial results were included in the Investment Products Division.

INVESTMENT PRODUCTS DIVISION

    The Investment Products Division manufactures, sells, and supports annuity products. These products are sold through broker-dealers, financial institutions, and the Individual Life Division. Some of the Division's annuity products are also sold through PES.

    In April 1990, the Company began sales of modified guaranteed annuity products which guarantee an interest rate for a fixed period. Because contract values are "market-value adjusted" upon surrender prior to maturity, these products afford the Company a measure of protection from changes in interest rates.

    In 1992, the Division ceased most new sales of single premium deferred annuities. In 1994, the Division introduced a variable annuity product to broaden the Division's product line.

    The demand for annuity products is related to the general level of interest rates and performance of the equity markets.

CORPORATE AND OTHER

    The Corporate and Other segment consists of several small insurance lines of business, net investment income and expenses not attributable to the business segments described above (including interest on substantially all debt), and the operations of several small noninsurance subsidiaries. The earnings of this segment may fluctuate from year to year.

    In August 1993, the Company completed the sale of its ownership interest in Southeast Health Plan, Inc., a Birmingham-based health maintenance organization, in which the Company had an investment since 1988.

    In 1994, the Company entered into a joint venture arrangement with the Lippo Group to enter the Hong Kong insurance market. The Company and the Lippo Group jointly own a Hong Kong insurer which commenced business in early 1995. Management believes that this joint venture will position the Company to market life insurance in mainland China when that opportunity unfolds. The Company continues to investigate other possible opportunities in Asia.

INSURANCE IN FORCE

    The Company's total consolidated life insurance in force at December 31, 1995 was $61.9 billion. The following table shows sales by face amount and insurance in force for the Company's business segments.

                                                             YEAR ENDED DECEMBER 31
                                 ------------------------------------------------------------------------------
                                      1995            1994            1993            1992            1991
                                 --------------  --------------  --------------  --------------  --------------
                                                             (DOLLARS IN THOUSANDS)
New Business Written
  Financial Institutions.......  $    3,563,177  $    2,524,212  $    2,776,276  $    1,149,265  $    1,057,886
  Group........................         119,357         184,429         252,345         328,258         390,141
  Individual Life..............       7,564,983       6,329,630       4,440,510       4,877,038       4,244,903
                                 --------------  --------------  --------------  --------------  --------------
    Total......................  $   11,247,517  $    9,038,271  $    7,469,131  $    6,354,561  $    5,692,930
                                 --------------  --------------  --------------  --------------  --------------
                                 --------------  --------------  --------------  --------------  --------------
Business Acquired
  Acquisitions.................  $    6,129,159  $    4,756,371  $    4,378,812  $    1,302,330
  Financial Institutions.......                                                       1,432,338
                                 --------------  --------------  --------------  --------------  --------------
    Total......................  $    6,129,159  $    4,756,371  $    4,378,812  $    2,734,668  $            0
                                 --------------  --------------  --------------  --------------  --------------
                                 --------------  --------------  --------------  --------------  --------------
Insurance in Force at End of
 Year (1)
  Acquisitions.................  $   16,778,359  $   11,728,569  $    8,452,114  $    3,836,066  $    4,385,948
  Financial Institutions.......       6,233,256       4,841,318       4,306,179       3,690,610       2,446,815
  Group........................       6,371,313       7,464,501       6,716,724       6,315,410       7,088,931
  Individual Life..............      32,500,935      25,843,232      22,975,577      20,634,927      16,655,923
                                 --------------  --------------  --------------  --------------  --------------
    Total......................  $   61,883,863  $   49,877,620  $   42,450,594  $   34,477,013  $   30,577,617
                                 --------------  --------------  --------------  --------------  --------------
                                 --------------  --------------  --------------  --------------  --------------

------------------------
(1) Reinsurance assumed has been included; reinsurance ceded (1995-$17,524,366; 1994-$8,639,272; 1993-$7,484,566; 1992-$6,982,127; 1991-$5,292,080) has not
    been deducted.

    The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to surrenders and lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions and assumptions was:

                                                                 RATIO OF
          YEAR ENDED                                            VOLUNTARY
          DECEMBER 31                                         TERMINATIONS
          --------------------------------------------------  ------------
          1991..............................................       8.9%
          1992..............................................       9.0
          1993..............................................       8.7
          1994..............................................       7.0
          1995..............................................       6.9

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

                                 GUARANTEED     MODIFIED
YEAR ENDED                       INVESTMENT    GUARANTEED      FIXED      VARIABLE
DECEMBER 31                       CONTRACTS     ANNUITIES    ANNUITIES    ANNUITIES
------------------------------  -------------  -----------  -----------  -----------
                                               (DOLLARS IN THOUSANDS)
1991..........................  $   1,264,603  $   115,477  $   324,662
1992..........................      1,694,530      299,608      374,451
1993..........................      2,015,075      468,689      537,053
1994..........................      2,281,673      661,359      542,766  $   170,454
1995..........................      2,451,693      741,849      472,656      392,237

UNDERWRITING

    The underwriting policies of the Company's insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, rated, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50. In the case of "simplified issue" policies, which are issued primarily through the Financial Institutions Division and the payroll deduction market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than "simplified issue" policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

    The Company's insurance subsidiaries require blood samples to be drawn with individual insurance applications for coverage over $100,000 (ages 16-50) or $150,000 (age 51 and above). Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

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

    The following table shows the Company's investments at December 31, 1995, valued on the basis of generally accepted accounting principles.

                                                                        PERCENT OF TOTAL
                                                    ASSET VALUE           INVESTMENTS
                                               ----------------------   ----------------
                                               (DOLLARS IN THOUSANDS)
Fixed maturities:
  Bonds:
    Mortgage-backed securities...............        $2,049,775               34.0%
    United States Government and government
     agencies and authorities................           107,577                1.8
    States, municipalities, and political
     subdivisions............................            11,590                0.2
    Public utilities.........................           327,244                5.4
    Convertibles and bonds with warrants
     attached................................               493                --
    All other corporate bonds................         1,168,924               19.4
  Bank loan participations...................           220,811                3.7
  Redeemable preferred stocks................             5,594                0.1
                                                    -----------              -----
      Total fixed maturities.................         3,892,008               64.6
                                                    -----------              -----
Equity securities:
  Common stocks -- industrial, miscellaneous,
   and all other.............................            28,746                0.5
  Nonredeemable preferred stocks.............             9,965                0.2
                                                    -----------              -----
      Total equity securities................            38,711                0.7
                                                    -----------              -----
Mortgage loans on real estate................         1,834,357               30.4
Investment real estate.......................            20,921                0.3
Policy loans.................................           143,372                2.4
Other long-term investments..................            42,096                0.7
Short-term investments.......................            53,591                0.9
                                                    -----------              -----
      Total investments......................        $6,025,056              100.0%
                                                    -----------              -----
                                                    -----------              -----

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

    In management's view, the overall quality of the Company's investment portfolio continues to be strong. The Company obtains ratings of its fixed maturities from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Corporation ("S&P"). If a bond is not rated by Moody's or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 1995, approximately 95% of bonds were rated by Moody's, S&P, or the NAIC.

    The following table shows the approximate percentage distribution of the Company's fixed maturities by rating, utilizing S&P rating categories, at December 31, 1995:

                                                              PERCENTAGE OF
                                                                  FIXED
          TYPE                                                  MATURITIES
          --------------------------------------------------  -------------
          Bonds
            AAA.............................................        56.1%
            AA..............................................         4.5
            A...............................................        12.6
            BBB.............................................        19.0
            BB or Less......................................         2.0
          Bank Loan Participations
            Investment Grade................................         0.4
            Non-Investment Grade............................         5.3
          Redeemable Preferred Stock........................         0.1
                                                                   -----
          Total.............................................       100.0%
                                                                   -----
                                                                   -----

    At December 31, 1995, approximately $3,589.9 million of the Company's $3,665.6 million bond portfolio was invested in U.S. Government or Agency-backed securities or investment grade corporate bonds and only approximately $75.7 million of its bond portfolio was rated less than investment grade. Approximately $292.6 million of bonds are not publicly traded.

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

    The Company also invests in bank loan participations. Generally, such investments constitute the most senior debt incurred by the borrower in highly leveraged transactions. They are generally unrated by the credit rating agencies. Of the $220.8 million of bank loan participations owned by the Company at December 31, 1995, $206.0 million were classified by the Company as less than investment grade.

    The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers.

    The following table shows a breakdown of the Company's mortgage loan portfolio by property type:

                                                  PERCENTAGE OF
                                                  MORTGAGE LOANS
          PROPERTY TYPE                          ON REAL ESTATE
          -------------------------------------  --------------
          Retail...............................        80.6%
          Warehouses...........................         7.3
          Office Building......................         6.2
          Apartments...........................         4.0
          Mixed-use............................         1.1
          Other................................         0.8
                                                      -----
          Total................................       100.0%
                                                      -----
                                                      -----

    Credit-anchored strip shopping center loans are generally on strip shopping centers located in smaller towns and anchored by one or more strong regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are some of the largest anchor tenants (measured by the Company's exposure) in the strip shopping centers at December 31, 1995:

                                               PERCENTAGE OF
                                               MORTGAGE LOANS
          ANCHOR TENANTS                       ON REAL ESTATE
          ----------------------------------  ---------------
          K-Mart............................         4%
          Food Lion.........................         4
          Winn Dixie........................         4
          Wal-Mart..........................         3
          Bi-Lo.............................         3
          Revco.............................         2

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

    For several years the Company has offered a commercial loan product under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $361.2 million of the Company's mortgage loans have this participation feature.

    The average size mortgage loan in the Company's portfolio is approximately $1.6 million. The largest single loan amount is $13.1 million.

    Many of the Company's mortgage loans have call or interest rate reset provisions after five to seven years. However, if interest rates were to significantly increase, the Company may be unable to increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates, or call the loans.

    In order to provide additional liquidity, the Company plans a commercial mortgage securitization during the first quarter of 1996. Proceeds from the securitization will be reinvested in publicly-traded investment grade bonds.

    At December 31, 1995, $26.1 million or 1.4% of the mortgage loan portfolio was nonperforming. It is the Company's policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

    As a general rule, the Company does not invest directly in real estate. The investment real estate held by the Company consists largely of properties obtained through foreclosures or the acquisition of other insurance companies. In the Company's experience, the appraised value of foreclosed properties often approximates the mortgage loan balance on the property plus costs of foreclosure. Also, foreclosed properties often generate a positive cash flow enabling the Company to hold and manage the property until the property can be profitably sold.

    The Company has established an allowance for uncollectible amounts on investments. This allowance was $33.4 million at December 31, 1995.

    Combinations of futures contracts and options on treasury notes are sometimes used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest sensitive products such as GICs and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. The Company also uses interest rate swap contracts to convert certain investments from a variable rate of interest to a fixed rate of interest.

    For further discussion regarding the Company's investments and the maturity of and the concentration of risk among the Company's invested assets, see Note C to the Consolidated Financial Statements.

    The following table shows the investment results of the Company for the years 1991 through 1995:

                                    CASH, ACCRUED                    PERCENTAGE
                                  INVESTMENT INCOME,      NET         EARNED ON        REALIZED
YEAR ENDED                         AND INVESTMENTS    INVESTMENT   AVERAGE OF CASH    INVESTMENT
DECEMBER 31                         AT DECEMBER 31      INCOME     AND INVESTMENTS  GAINS (LOSSES)
--------------------------------  ------------------  -----------  ---------------  --------------
                                                       (DOLLARS IN THOUSANDS)
1991............................    $    2,837,278    $   233,502          9.4%       $   (3,085)
1992............................         3,653,074        284,069          8.9               (14)
1993............................         4,845,167        362,130          8.7             5,054
1994............................         5,362,016        417,825          8.3             6,298
1995............................         6,097,455        475,924          8.2             1,612

    See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1995 Annual Report to Stockholders for certain information relating to the Company's investments and liquidity.

INDEMNITY REINSURANCE

    As is customary in the insurance industry, the Company's insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life. Certain of the term-like plans of the Company have a retention of $50,000 per life. For group insurance, the maximum amount retained on any one life is $100,000. At December 31, 1995, the Company had insurance in force of $61.9 billion of which approximately $17.5 billion was ceded to reinsurers.

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

FEDERAL INCOME TAX CONSEQUENCES

    The Company's insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries. However, certain restrictions on consolidating life insurance company income with noninsurance income are applicable to the Company; thus, the Company is not able to consolidate all of the operating results of its subsidiaries for federal income tax purposes.

    Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in the "Policyholders' Surplus Account" for each insurance company subsidiary to be taxed only when such income was distributed to the stockholders or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in the Policyholders' Surplus Account have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 1995, the combined Policyholders' Surplus Accounts for the life insurance subsidiaries of the Company and the estimated tax which would become payable on these amounts if distributed to stockholders were $50.7 million and $17.7 million, respectively. The Company does not anticipate any of its life insurance subsidiaries exceeding applicable limits on amounts accumulated in these accounts and, therefore, does not expect to involuntarily pay tax on the amounts held therein.

COMPETITION

    The Company operates in a highly competitive industry. In connection with the development and sale of its products, the Company encounters significant competition from other insurance companies, many of which have financial resources or ratings greater than those of the Company. Certain of the Company's products compete against other investment alternatives, including bonds, stocks, and mutual funds.

    The insurance industry is a mature industry. In recent years, the industry has experienced virtually no growth in life insurance sales, though the aging population has increased the demand for retirement savings products. Management believes that the Company's ability to compete is dependent upon, among other things, its ability to attract and retain agents to market its insurance products, its ability to develop competitive and profitable products, and its maintenance of a high rating from rating agencies.

    Bank products provide competitive alternatives to the Company's GICs and annuities. Banks may also compete by selling annuity products provided by other insurance companies. Also, in the future banks and other financial institutions may be granted approval to underwrite and sell annuities or other insurance products that compete directly with the Company. Likewise, nontraditional sources of health care coverages, such as health maintenance organizations and preferred provider organizations, are developing rapidly in the Company's operating territory and provide competitive alternatives to the Company's group health products.

REGULATION

    The Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. The Company cannot predict the form of any future proposals or regulation.

    The design and administration of the Company's insurance products, the conduct of the Company's agents, and the content of advertising and other sales materials are also regulated by these state agencies. Recently, some regulatory agencies have enhanced their enforcement efforts resulting in disciplinary actions being taken against insurers, including the assessment of fines.

    A life insurance company's statutory capital is computed according to rules prescribed by the NAIC as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These risk-based capital requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 1995 statutory financial reports, the Company's insurance subsidiaries are adequately capitalized under the formula.

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

    Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. The Company's insurance subsidiaries were assessed immaterial amounts in 1995, which will be partially offset by credits against future state premium taxes. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength.

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

    The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 1996 is estimated to be $129 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled, which restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

    The Company's insurance subsidiaries act as fiduciaries and are subject to regulation by the Department of Labor ("DOL") when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). Severe penalties are imposed by ERISA on fiduciaries which violate ERISA's prohibited transaction provisions by breaching their duties to ERISA-covered plans. In a case decided by the United States Supreme Court in December 1993 (JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY V. HARRIS TRUST AND SAVINGS BANK), the Court concluded that an insurance company general account contract that had been issued to a pension plan should be divided into its guaranteed and nonguaranteed components and that certain ERISA fiduciary obligations applied with respect to the assets underlying the nonguaranteed components. Although the Company's insurance subsidiaries have not issued contracts identical to the one involved in HARRIS TRUST, some of its policies relating to ERISA-covered plans may be deemed to have nonguaranteed components subject to the principles announced by the Court.

    The full extent to which HARRIS TRUST makes the fiduciary standards and prohibited transaction provisions of ERISA applicable to all or part of insurance company general account assets, however, cannot be determined at this time. The Supreme Court's opinion did not resolve whether the assets at issue in the case may be subject to ERISA for some purposes and not others. The life insurance industry requested that the DOL issue exemptions from the prohibited transaction provisions of ERISA in view of HARRIS TRUST. In July of 1995, the DOL published, in final form, a prohibited transaction class exemption (PTE 95-60) which exempts from the prohibited transaction rules, prospectively and retroactively to January 1, 1975, certain transactions engaged in by insurance company general accounts in which employer benefit plans have an interest. The exemption does not cover all such transactions, and the insurance industry is seeking further relief. Until these and other matters are clarified, the Company is unable to determine whether the decision will result in any liability and, if so, its nature and scope.

    Existing federal laws and regulations affect the taxation of the Company's products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. Congress has from time to time considered proposals that, if enacted, would have had an adverse impact on the federal income tax treatment of such products. If these proposals were to be adopted, they could adversely affect the ability of the Company's life insurance subsidiaries to sell such products and could result in the surrender of existing contracts and policies. Although it cannot be predicted whether future legislation will contain provisions that alter the treatment of these products, such provisions are not part of any tax legislation currently under active consideration in Congress.

    The Federal Government has from time to time advocated changes to the current health care delivery system which will address both affordability and availability issues. The ultimate scope and effective date of any health care reform proposals are unknown at this time and are likely to be modified as they are considered for enactment by Congress. It is anticipated that these proposals may adversely affect certain products in the Company's group health insurance business. In addition to the federal initiatives, a number of states are considering legislative programs that are intended to affect the accessibility and affordability of health care. Some states have recently enacted health care reform legislation. These various state programs (which could be preempted by any federal program) may also adversely affect the Company's group health insurance business. However, in light of the small relative proportion of the Company's earnings attributable to group health insurance, management does not expect that either the federal or state proposals will have a material adverse effect on the Company's earnings.

    The Federal Government has advocated repeal of the Glass-Steagall Act, which would allow banks to diversify into securities and other businesses, including possibly insurance. The ultimate scope and effective date of any proposals are unknown at this time and are likely to be modified as they are considered for enactment. It is anticipated that these proposals may increase competition and, therefore, may adversely affect the Company.

    Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1995 Annual Report to Stockholders.

EMPLOYEES

    The Company had 1,169 full-time employees, including 983 in the Home Office in Birmingham, Alabama at December 31, 1995. These employees are covered by contributory major medical insurance, group life, and long-term disability insurance plans. The cost of these benefits in 1995 amounted to approximately $3.4 million for the Company. In addition, substantially all of the employees are covered by a pension plan. The Company also matches employee contributions to its 401(k) Plan. See Note K to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    The Company's Home Office building is located at 2801 Highway 280 South, Birmingham, Alabama. This building includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,000 vehicles.

    The Company leases administrative space in six cities, substantially all under leases for periods of three to five years. The aggregate monthly rent is approximately $74 thousand.

    Marketing offices are leased in 13 cities, substantially all under leases for periods of three to five years with only two leases running longer than five years. The aggregate monthly rent is approximately $30 thousand.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company's properties is the subject. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1995 Annual Report to Stockholders for certain information relating to litigation involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of 1995 to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Company's Common Stock is listed and principally traded on the New York Stock Exchange (NYSE symbol: PL). The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.50 par value, as reported by the New York Stock Exchange during the periods indicated, along with the dividends paid per share of Common Stock during the same periods. Prices and dividends prior to June 1, 1995 have been adjusted for the June 1, 1995 two-for-one stock split.

                                                     RANGE
                                                ---------------
                                                 HIGH     LOW     DIVIDENDS
                                                ------   ------   ---------
     1994
       First Quarter.........................   $22.88   $20.44     $.13
       Second Quarter........................    23.13    19.13      .14
       Third Quarter.........................    22.06    20.00      .14
       Fourth Quarter........................    24.31    19.94      .14
     1995
       First Quarter.........................   $24.25   $21.44     $.14
       Second Quarter........................    27.50    21.63      .16
       Third Quarter.........................    29.63    27.38      .16
       Fourth Quarter........................    31.25    26.88      .16

    On February 12, 1996, there were approximately 2,100 holders of record of Company Common Stock.

    The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1995 Annual Report to Stockholders. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 -- "BUSINESS -- REGULATION".

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31
                                        -------------------------------------------------------------------------
                                            1995           1994           1993           1992           1991
                                        -------------  -------------  -------------  -------------  -------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Premiums and policy fees..............     $369,888       $402,772       $370,758       $323,136       $273,975
Net investment income.................      475,924        417,825        362,130        284,069        233,502
Realized investment gains(losses).....        1,612          6,298          5,054            (14)        (3,085)
Other income..........................       32,663         21,553         21,695         18,835         11,556
                                        -------------  -------------  -------------  -------------  -------------
      Total revenues..................     $880,087       $848,448       $759,637       $626,026       $515,948
                                        -------------  -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------  -------------
Benefits and expenses.................     $759,053       $742,275       $674,593       $566,079       $464,245
Income tax expense....................     $ 41,152       $ 33,976       $ 28,475       $ 17,384       $ 14,477
Minority interest.....................     $  3,217       $  1,796        $    19        $    90       $  1,437
Net income............................     $ 76,665       $ 70,401       $ 56,550(1)    $ 41,420(2)    $ 35,789

PER SHARE DATA (3)
Net income (4)........................     $   2.68       $   2.57       $   2.07(1)    $   1.52(2)    $   1.31
Cash dividends........................     $   0.62       $    .55       $   .505       $    .45       $    .41
Weighted average number of shares
 outstanding..........................   28,627,345(5)  27,392,936(5)  27,381,578(5)  27,315,986     27,298,062
Stockholders' equity..................     $  18.30       $   9.86       $  13.17       $  10.28       $   9.22
Stockholders' equity excluding net
 unrealized gains and losses on
 investments..........................     $  16.29       $  13.78       $  11.74       $  10.16       $   9.08

                                                                           DECEMBER 31
                                                    ----------------------------------------------------------
                                                       1995        1994        1993        1992        1991
                                                    ----------  ----------  ----------  ----------  ----------
                                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Total assets......................................  $7,231,257  $6,130,284  $5,316,005  $4,006,667  $3,120,290
Long-term debt....................................  $  115,500  $   98,000  $  137,598  $   31,014  $   23,548
Total debt........................................  $  115,500  $   98,000  $  147,118  $   88,248  $   57,579
Monthly Income
  Preferred Securities (6)........................  $   55,000  $   55,000
Stockholders' equity..............................  $  526,557  $  270,373  $  360,733  $  281,400  $  251,745
Stockholders' equity excluding unrealized gains
 and losses on investments........................  $  468,694  $  377,905  $  321,449  $  278,244  $  247,764

------------------------------
(1) Reduced by $1,261 or $.05 per share representing a one-time adjustment to income tax expense due to the change in the corporate income tax rate from 34% to 35%.

(2) Reduced by $1,053 or $.04 per share representing the cumulative effect of a change in accounting principle for the adoption of SFAS No. 106.

(3) Prior periods have been restated to reflect a two-for-one stock split on June 1, 1995.

(4) Net income per share is computed using the weighted average number of shares outstanding during each period.

(5) Excludes contingently issuable shares of 225,061, 262,730, and 257,272 at December 31, 1995, 1994, and 1993, respectively. The dilutive effect of such shares on earnings per share is less than three percent.

(6) Reported as "minority interest in consolidated subsidiaries" in the Company's financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information regarding the Company's financial condition and results of operations is included under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data for the Company and its subsidiaries, which are included under the caption "CONSOLIDATED FINANCIAL STATEMENTS" in the Company's 1995 Annual Report to Stockholders, are incorporated herein by reference.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama

    Our report on the consolidated financial statements of Protective Life Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 63 of the 1995 Annual Report to Stockholders of Protective Life Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 27 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.
----------------------------
Coopers & Lybrand L.L.P.

Birmingham, Alabama
February 12, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Except for the information concerning executive officers of the Company set forth below, the information called for by this Item 10 is incorporated herein by reference to the section entitled "ELECTION OF DIRECTORS AND INFORMATION ABOUT NOMINEES" in the Company's definitive proxy statement for the Annual Meeting of Stockholders, May 6, 1996, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1995 fiscal year.

    The executive officers of the Company are as follows:

        NAME            AGE                        POSITION
--------------------    ---    ------------------------------------------------
Drayton Nabers, Jr.     55     Chairman of the Board, President and
                                Chief Executive Officer and a Director

R. Stephen Briggs       46     Executive Vice President

John D. Johns           43     Executive Vice President and Chief Financial
                                Officer

Ormond L. Bentley       60     Senior Vice President, Group

Carolyn King            45     Senior Vice President, Investment Products
                                Division

Deborah J. Long         42     Senior Vice President and General Counsel

Jim E. Massengale       53     Senior Vice President

Steven A. Schultz       42     Senior Vice President, Financial Institutions

Wayne E. Stuenkel       42     Senior Vice President and Chief Actuary

A. S. Williams III      59     Senior Vice President, Investments and Treasurer


        NAME            AGE                        POSITION
--------------------    ---    ------------------------------------------------
Judy Wilson             37     Senior Vice President, Guaranteed Investment
                                Contracts

Jerry W. DeFoor         43     Vice President and Controller, and Chief
                                Accounting Officer

    All executive officers are elected annually and serve at the pleasure of the Board of Directors. None is related to any director of the Company or to any other executive officer.

    Mr. Nabers has been Chairman of the Board, President and Chief Executive Officer and a Director since May 1994. From May 1992 to May 1994, he was President and Chief Executive Officer and a Director. Mr. Nabers was President and Chief Operating Officer and a Director from August 1982 until May 1992. From July 1981 to August 1982, he was Senior Vice President of the Company. Since August 1982, he has also been President of Protective Life and had been its Senior Vice President from September 1981 to August 1982. From February 1980 to September 1981, he served as Senior Vice President, Operations of Protective Life. From 1979 to February 1980, he was Senior Vice President, Operations and General Counsel of Protective Life. From February 1980 to March 1983, he served as President of Empire General Life Insurance Company, a subsidiary, and from March 1983 to December 31, 1984, he was Chairman of the Executive Committee of Empire General. He is also a director of Energen Corporation, National Bank of Commerce of Birmingham, and Alabama National Bancorporation.

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

    Mr. Johns has been Executive Vice President and Chief Financial Officer of the Company and of Protective Life since October 1993. From August 1988 to October 1993, he served as Vice President and General Counsel of Sonat Inc. He is a director of National Bank of Commerce of Birmingham, Alabama National Bancorporation, and Parisian Services, Inc.

    Mr. Bentley has been Senior Vice President, Group of the Company since August 1988 and of Protective Life since December 1978. Mr. Bentley has been employed by Protective Life since October 1965.

    Ms. King has been Senior Vice President, Investment Products Division of the Company and of Protective Life since April 1995. From August 1994 to March 1995, she served as Senior Vice President and Chief Investment Officer of Provident Life and Accident Insurance Company and of its parent company, Provident Life and Accident Insurance Company of America. She served as President of Provident National Assurance Company from November 1987 to March 1995. From November 1986 to August 1994, she served as Vice President of Provident Life and Accident
Insurance  Company  and  of  its parent  company,  Provident  Life  and Accident
Insurance

Company of America. Since 1975, Ms. King served in a number of capacities with Provident National Assurance Company.

    Ms. Long has been Senior Vice President and General Counsel of the Company and of Protective Life since February 1994. From August 1993 to January 1994, Ms. Long served as General Counsel of the Company and from February 1984 to January 1994 she practiced law with the law firm of Maynard, Cooper & Gale, P.C.

    Mr. Massengale has been Senior Vice President of the Company and of Protective Life since May 1992. From May 1989 to May 1992, he was Senior Vice President, Operations and Systems of the Company and of Protective Life. From January 1983 to May 1989, he served as Senior Vice President, Corporate Systems of the Company and of Protective Life.

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

    Ms. Wilson has been Senior Vice President, Guaranteed Investment Contracts of the Company and of Protective Life since January 1, 1995. From July 1991 to December 31, 1994, she served as Vice President, Guaranteed Investment Contracts of Protective Life. From October 1989 through July 1991, Ms. Wilson was employed by an affiliated insurer.

    Mr. DeFoor has been Vice President and Controller, and Chief Accounting Officer of the Company and of Protective Life since April 1989. Mr. DeFoor is a certified public accountant and has been employed by Protective Life since August 1982.

    Certain of these executive officers also serve as executive officers and/or directors of various other Company subsidiaries.

    Directors and executive officers of the Company are required to report changes in their beneficial ownership of the Company's Common Stock to the Securities and Exchange Commission. In 1995, a report concerning a gift of 1,338 shares to charity by Mr. Rushton and a second report concerning the acquisition of 41.4 shares through the Company's Dividend Reinvestment Plan by Mr. Nabers' daughters were filed late.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Items 11 through 13 is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders, May 6, 1996, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1995 fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

       1.  Financial Statements:
           The following financial statements set forth in the Company's 1995 Annual Report to Stockholders as indicated in the following table are incorporated by reference (see Exhibit 13).

                                                                         PAGE
                                                                         ----
          Report of Independent Accountants...........................    63
          Consolidated Statements of Income for the years ended
           December 31, 1995, 1994, and 1993..........................    43
          Consolidated Balance Sheets as of December 31, 1995 and
           1994.......................................................    44
          Consolidated Statements of Stockholders' Equity for the
           years ended December 31, 1995, 1994, and 1993..............    46
          Consolidated Statements of Cash Flows for the years ended
           December 31, 1995, 1994, and 1993..........................    47
          Notes to Consolidated Financial Statements..................    48

       2.  Financial Statement Schedules:
           The Report of Independent Accountants which covers the financial statement schedules appears on page 23 of this report. The following schedules are located in this report on the pages indicated.

                                                                         PAGE
                                                                         ----
          Schedule II -- Condensed Financial Information of
           Registrant.................................................    34
          Schedule III -- Supplementary Insurance Information.........    38
          Schedule IV -- Reinsurance..................................    39

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

ITEM NUMBER                                DOCUMENT
-----------    -----------------------------------------------------------------
  *3(a)        1985  Restated Certificate of Incorporation  of the Company filed as Exhibit 3(a) to the Company's Form 10-K Annual Report for  the
               year ended December 31, 1993

  *3(a)(1)     Certificate   of  Amendment  of   1985  Restated  Certificate  of
               Incorporation of the Company filed with the Secretary of State of
               Delaware on June  1, 1987  and filed  as Exhibit  3(a)(1) to  the
               Company's Form 10-K Annual Report for the year ended December 31,
               1993

  *3(a)(2)     Certificate   of  Amendment  of   1985  Restated  Certificate  of
               Incorporation of the Company filed with the Secretary of State of
               Delaware on  May 5,  1994 and  filed as  Exhibit 3(a)(5)  to  the
               Company's  Form 10-Q Quarterly Report  for the period ended March
               31, 1994

  *3(a)(3)     Certificate of  Designation  of Junior  Participating  Cumulative
               Preferred Stock of the Company filed with the Secretary of State of Delaware on August 9, 1995 and filed as Exhibit A to Exhibit 1 to the Company's Form 8-A Report filed August 7, 1995 and filed as Exhibit A to Exhibit 2 to the Company's Form 8-K Report filed
               August 7, 1995

   3(a)(4)     Certificate  of   Decrease  of   Shares  Designated   as   Junior
               Participating  Cumulative  Preferred Stock  of the  Company filed with the Secretary of State of Delaware on August 8, 1995

  *3(b)        1995 Amended and Restated By-laws of the Company filed as Exhibit
               1 to the Company's Form 8-K Report filed August 7, 1995

  *4(a)        Reference is made to Exhibits 3(a) through 3(a)(4) above


------------------------
*incorporated by reference

ITEM NUMBER                                DOCUMENT
-----------    -----------------------------------------------------------------

  *4(b)        Reference is made to Exhibit 3(b) above

  *4(c) Certificate of Formation of PLC Capital L.L.C. ("PLC Capital") filed as Exhibit 4(c) to the Company's and PLC Capital's
               Registration Statement No. 33-52831

  *4(d)        Amended and Restated Limited  Liability Company Agreement of  PLC
               Capital  L.L.C. filed  as Exhibit 4(d)  to the  Company's and PLC
               Capital's Registration Statement No. 33-52831

  *4(e)        Form  of  Action  establishing  series  of  Preferred  Securities
               (included  as Annex  A to Exhibit  4(d) to the  Company's and PLC
               Capital's Registration Statement No. 33-52831)

  *4(f)        Specimen Preferred Security Certificate  (included as Annex B  to
               Exhibit  4(d)  to the  Company's  and PLC  Capital's Registration
               Statement No. 33-52831)

  *4(g) Rights Agreement, dated as of August 7, 1995, between the Company and AmSouth Bank of Alabama (formerly, AmSouth Bank N.A.), as
               Rights  Agent filed as Exhibit 2  to the Company's Form 8-K filed
               August 7, 1995 and filed as Exhibit 1 to the Company's Form 8-A filed August 7, 1995

 *10(a)        Management Incentive Plan filed as Exhibit 10(a) to the Company's
               Form 10-K Annual Report for the year ended December 31, 1984

 *10(a)(1)     Amendment  to the Company's Management  Incentive Plan renamed as the Company's Annual Incentive Plan filed as Exhibit 10(a)(1)  to the Company's Form 10-Q Report filed May 14, 1990

 *10(b)        The  Company's  1992  Performance  Share  Plan  filed  as Exhibit
               10(b)(3) to the Company's Form 10-Q filed May 15, 1992

  10(b)(1)     First Amendment to the Company's 1992 Performance Share Plan

 *10(c)        Excess Benefit Plan amended  and restated as  of January 1,  1989 filed  as  Exhibit 10(c)(1)  to  the Company's  Form  10-K Annual
               Report for the year ended December 31, 1991


------------------------
*incorporated by reference

ITEM NUMBER                                DOCUMENT
-----------    -----------------------------------------------------------------

 *10(d)        Indemnity Agreements filed as Exhibits to the Company's Form 10-Q
               Report, filed August 14, 1986

 *10(e)        Reference is made to Exhibit 4(g) above

 *10(f) Form of Severance Compensation Agreement filed as Exhibit 10(i) to the Company's Form 10-K Annual Report for the year ended
               December 31, 1991

 *10(f)(1)     Form of First Amendment to Severance Compensation Agreement filed as Exhibit 10(i)(1) to the Company's Form 10-K Annual Report  for
               the year ended December 31, 1991

 *10(g)        The  Company's Deferred  Compensation Plan for  Directors Who Are
               Not Employees of the Company filed as Exhibit 4 to the  Company's
               Form S-8 filed August 27, 1993

 *10(h)        The  Company's Deferred  Compensation Plan for  Officers filed as
               Exhibit 4 to the Company's Form S-8 filed January 13, 1994

  13           1995 Annual Report To Stockholders

  21           Organization Chart of the Company and Affiliates

  23           Consent of Coopers & Lybrand L.L.P.

  24           Power of Attorney

  27           Financial Data Schedule

            The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Form 10-K: Exhibit Item Numbers 10(a), 10(a)(1), 10(b), 10(b)(1), 10(c), 10(f), 10(f)(1), 10(g), and
            10(h).




------------------------
*incorporated by reference

    (b) Reports on Form 8-K:

        (1) Form 8-K, dated February 16, 1995
            -- Item 5

        (2) Form 8-K, dated April 27, 1995
            -- Item 5

        (3) Form 8-K, dated July 25, 1995
            -- Item 5

        (4) Form 8-K, dated August 7, 1995
            -- Item 5
            -- Item 7

        (5) Form 8-K, dated October 25, 1995
            -- Item 5

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PROTECTIVE LIFE CORPORATION

                                By:   /s/ Drayton Nabers, Jr.
                                      -----------------------------------------
                                      Drayton Nabers, Jr.
                                      Chairman of the Board, President
                                      and Chief Executive Officer
March 22, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  SIGNATURE                                CAPACITY IN WHICH SIGNED                    DATE
----------------------------------------------  ----------------------------------------------  ------------------
           /s/ Drayton Nabers, Jr.              Chairman of the Board, President and Chief
     ------------------------------------        Executive Officer (Principal Executive         March 22, 1996
             DRAYTON NABERS, JR.                 Officer) and Director

              /s/ John D. Johns                 Executive Vice President and Chief Financial
     ------------------------------------        Officer (Principal Financial Officer)          March 22, 1996
                JOHN D. JOHNS

             /s/ Jerry W. DeFoor                Vice President and Controller, and Chief
     ------------------------------------        Accounting Officer (Principal Accounting       March 22, 1996
               JERRY W. DEFOOR                   Officer)

                      *
     ------------------------------------       Chairman Emeritus and Director                  March 22, 1996
            WILLIAM J. RUSHTON III

                      *
     ------------------------------------       Director                                        March 22, 1996
                JOHN W. WOODS

                  SIGNATURE                                CAPACITY IN WHICH SIGNED                    DATE
----------------------------------------------  ----------------------------------------------  ------------------

                      *
     ------------------------------------       Director                                        March 22, 1996
           WILLIAM J. CABANISS, JR.

                      *
     ------------------------------------       Director                                        March 22, 1996
                H. G. PATTILLO

                      *
     ------------------------------------       Director                                        March 22, 1996
             JOHN J. MCMAHON, JR.

                      *
     ------------------------------------       Director                                        March 22, 1996
                A. W. DAHLBERG

                      *
     ------------------------------------       Director                                        March 22, 1996
              JOHN W. ROUSE, JR.

                      *
     ------------------------------------       Director                                        March 22, 1996
               ROBERT T. DAVID

                      *
     ------------------------------------       Director                                        March 22, 1996
             RONALD L. KUEHN, JR.

                      *
     ------------------------------------       Director                                        March 22, 1996
              HERBERT A. SKLENAR

------------------------
*Drayton Nabers, Jr., by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                By:   /s/ Drayton Nabers, Jr.
                                      -----------------------------------------
                                      DRAYTON NABERS, JR.
                                      Attorney-in-Fact

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
REVENUES
  Dividends from subsidiaries*.................................................  $  13,691  $   1,885  $     (91)
  Service fees from subsidiaries*..............................................     37,410     28,949     21,143
  Investment income............................................................      3,671      5,339      4,276
  Other income/(loss)..........................................................     (1,879)     1,582      3,662
                                                                                 ---------  ---------  ---------
                                                                                    52,893     37,755     28,990
                                                                                 ---------  ---------  ---------
EXPENSES
  Operating and administrative.................................................     28,941     28,499     25,340
  Interest -- subsidiaries*....................................................      4,993      2,491
  Interest -- others...........................................................      8,206      6,793      5,300
                                                                                 ---------  ---------  ---------
                                                                                    42,140     37,783     30,640
                                                                                 ---------  ---------  ---------
INCOME BEFORE FEDERAL INCOME TAX AND OTHER ITEMS BELOW.........................     10,753        (28)    (1,650)
INCOME TAX EXPENSE (BENEFIT)...................................................          3        128     (1,325)
                                                                                 ---------  ---------  ---------
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES...................     10,750       (156)      (325)
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES*................................     65,915     70,557     56,875
                                                                                 ---------  ---------  ---------
NET INCOME.....................................................................  $  76,665  $  70,401  $  56,550
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

------------------------
*Eliminated in consolidation.

                  See notes to condensed financial statements.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)

                                                                                                DECEMBER 31
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
                                                      ASSETS
  Investments:
    Short-term investments..............................................................  $            $     1,900
    Long-term investments...............................................................           72           77
    Investment real estate..............................................................          133          133
    Investments in subsidiaries (equity method)*........................................      710,212      420,126
                                                                                          -----------  -----------
                                                                                              710,417      422,236
  Cash..................................................................................           71          196
  Receivables from subsidiaries*........................................................       35,134       41,188
  Other receivables.....................................................................                     1,024
  Accrued income taxes..................................................................        4,603        1,884
  Other.................................................................................        5,138        4,090
                                                                                          -----------  -----------
      Total Assets......................................................................  $   755,363  $   470,618
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                                   LIABILITIES
  Accrued expenses and other liabilities................................................  $    37,381  $    29,581
  Deferred income taxes.................................................................        6,305        3,044
  Long-term debt:
    Subsidiaries*.......................................................................       69,620       69,620
    Banks...............................................................................       40,500       23,000
    Senior Notes........................................................................       75,000       75,000
                                                                                          -----------  -----------
      Total Liabilities.................................................................      228,806      200,245
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                               STOCKHOLDERS' EQUITY
  Preferred Stock
  Junior Participating Cumulative Preferred Stock
  Common Stock..........................................................................       15,668       15,668
  Additional paid-in capital............................................................       96,371       71,295
    Net unrealized gains (losses) on investments (all from subsidiaries, net of income
     tax: 1995 -- $31,157; 1994 -- $(57,902))...........................................       57,863     (107,532)
  Retained earnings (including undistributed income of subsidiaries: 1995 -- $444,305;
   1994 -- $378,390)....................................................................      373,922      314,857
  Treasury stock........................................................................      (12,008)     (18,323)
  Unallocated stock in Employee Stock Ownership Plan....................................       (5,259)      (5,592)
                                                                                          -----------  -----------
      Total Stockholders' Equity........................................................      526,557      270,373
                                                                                          -----------  -----------
                                                                                          $   755,363  $   470,618
                                                                                          -----------  -----------
                                                                                          -----------  -----------

------------------------
*Eliminated in consolidation.

                  See notes to condensed financial statements.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                                1995         1994         1993
                                                                             ----------  ------------  ----------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................................  $   76,665  $     70,401  $   56,550
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in undistributed net income of subsidiaries*....................     (65,915)      (70,558)    (56,875)
    Deferred income taxes..................................................       3,261         1,227      (2,381)
    Gain on sale of subsidiary.............................................                                (3,522)
    Other (net)............................................................       7,043         6,911       7,725
                                                                             ----------  ------------  ----------
  Net cash provided by operating activities................................      21,054         7,981       1,497
                                                                             ----------  ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of and/or additional investments in subsidiaries*...............     (27,731)      (23,071)    (41,806)
  Loan to subsidiary*......................................................                               (20,000)
  Principal payments received on loan to subsidiary*.......................       4,750         9,500      11,550
  Sale of subsidiary.......................................................                                 2,091
  Change in other long-term investments....................................           5           (77)      1,041
  Change in short-term investments.........................................       1,900            97      (1,147)
                                                                             ----------  ------------  ----------
  Net cash used in investing activities                                         (21,076)      (13,551)    (48,271)
                                                                             ----------  ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing under line of credit arrangements and long-term
   debt....................................................................      52,300        87,200      68,300
  Principal payments on line of credit arrangements and long-term debt.....     (34,800)     (136,200)     (7,500)
  Proceeds from borrowing under long-term debt to subsidiary*..............                    69,620
  Purchase of Treasury Stock...............................................          (3)         (191)
  Dividends to stockholders................................................     (17,600)      (15,071)    (13,827)
                                                                             ----------  ------------  ----------
  Net cash provided by (used in) financing activities......................        (103)        5,358      46,973
                                                                             ----------  ------------  ----------
INCREASE (DECREASE) IN CASH................................................        (125)         (212)        199
CASH AT BEGINNING OF YEAR..................................................         196           408         209
                                                                             ----------  ------------  ----------
CASH AT END OF YEAR........................................................  $       71  $        196  $      408
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------

------------------------
*Eliminated in consolidation.

                  See notes to condensed financial statements.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT PROTECTIVE LIFE CORPORATION (PARENT COMPANY)

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

NOTE 1 - DEBT

    At December 31, 1995, the Company had borrowed $40.5 million of its $60.0 million revolving line of credit. Borrowings under the revolving line of credit become due in 1998. In addition, $75.0 million of Senior Notes due 2004 and $55.0 million of subordinated debentures due 2024 were outstanding at December 31, 1995. The subordinated debentures were issued to PLC Capital L.L.C., an affiliate, in connection with the issuance of Monthly Income Preferred Securities by PLC Capital L.L.C.

NOTE 2 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                      1995       1994       1993
                                                                                    ---------  ---------  ---------
CASH PAID (RECEIVED) DURING THE YEAR FOR:
  Interest Paid to Non-Affiliates.................................................  $   6,634  $   2,783  $   5,540
  Interest Paid to Subsidiary*....................................................      6,266      3,498
                                                                                    ---------  ---------  ---------
                                                                                    $  12,900  $   6,281  $   5,540
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Income Taxes (reduced by amounts received from affiliates under a tax sharing
   agreement).....................................................................  $    (538) $    (431) $    (701)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
NONCASH INVESTING AND FINANCING ACTIVITIES
  Reissuance of Treasury Stock to ESOP............................................  $     350  $       3  $       3
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Unallocated Stock in ESOP.......................................................  $     333  $     264  $     344
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Reissuance of Treasury Stock....................................................  $  31,014  $   1,050  $     135
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

NOTE 3 - SUBSIDIARY SURPLUS DEBENTURES

    Protective Life Insurance Company ("Protective Life") has issued surplus debentures to the Company in order to finance acquisitions and growth. At December 31, 1995, the balance of the surplus debentures was $34.7 million. The surplus debentures are included in receivables from subsidiaries. Protective Life must obtain the approval of the Commissioner of Insurance before it may repay any portion of the surplus debenture.

NOTE 4 - PURCHASE OF SUBSIDIARY

    On March 20, 1995, the Company acquired National Health Care Systems of Florida, Inc. (also known as "DentiCare"). The purchase price was paid with a combination of the Company's Common Stock ($30.7 million) and cash ($7.6 million). In connection with the acquisition, the Company reissued 1,316,458 shares of its Common Stock previously held as Treasury Stock.
------------------------
*Eliminated in consolidation.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                 (in thousands)

            COL. A                COL. B        COL. C        COL. D        COL. E        COL. F       COL. G
------------------------------  -----------  -------------  -----------  -------------  -----------  -----------
                                                                            GIC AND
                                                FUTURE                      ANNUITY
                                 DEFERRED       POLICY                   DEPOSITS AND    PREMIUMS
                                  POLICY       BENEFITS                      OTHER          AND          NET         REALIZED
                                ACQUISITION       AND        UNEARNED    POLICYHOLDERS'   POLICY     INVESTMENT     INVESTMENT
SEGMENT                            COSTS        CLAIMS       PREMIUMS        FUNDS         FEES       INCOME(1)   GAINS(LOSSES)
------------------------------  -----------  -------------  -----------  -------------  -----------  -----------  --------------
Year Ended
  December 31, 1995:
    Acquisitions..............  $   123,889  $     851,994  $       590  $     250,550  $    98,501  $    95,018    $        0
    Financial Institutions....       36,283         84,162      189,973          1,495       23,875        9,377             0
    Group.....................       24,974        123,279        5,371         85,925      142,483       14,432             0
    Guaranteed Investment
     Contracts................          993         68,704            0      2,451,693            0      203,376        (3,908)
    Individual Life...........      186,496        672,569          336         14,709       99,018       40,277             0
    Investment Products.......       37,747        127,104            0      1,061,507        4,566       95,706         4,937
    Corporate and Other.......           14            342           62            263        1,445       17,738             0
    Unallocated Realized
     Investment Gains
     (Losses).................            0              0            0              0            0            0           583
                                -----------  -------------  -----------  -------------  -----------  -----------  --------------
      TOTAL...................  $   410,396  $   1,928,154  $   196,332  $   3,866,142  $   369,888  $   475,924    $    1,612
                                -----------  -------------  -----------  -------------  -----------  -----------  --------------
                                -----------  -------------  -----------  -------------  -----------  -----------  --------------
Year Ended
  December 31, 1994:
    Acquisitions..............  $   110,202  $     856,889  $       381  $     266,828  $    86,376  $    83,750    $      532
    Financial Institutions....       68,060         43,198       99,798          2,758       98,027        9,224             0
    Group.....................       22,685        116,324        2,905         84,689      131,096       14,381             0
    Guaranteed Investment
     Contracts................          996              0            0      2,281,674            0      180,591         3,000
    Individual Life...........      162,186        571,070          320         13,713       84,925       37,319             0
    Investment Products.......       70,298        102,705            0      1,027,527        1,635       80,780        (2,500)
  Corporate and Other.........           17          4,109           75            263          713       11,780             0
    Unallocated Realized
     Investment Gains
     (Losses).................            0              0            0              0            0            0         5,266
                                -----------  -------------  -----------  -------------  -----------  -----------  --------------
      TOTAL...................  $   434,444  $   1,694,295  $   103,479  $   3,677,452  $   402,772  $   417,825    $    6,298
                                -----------  -------------  -----------  -------------  -----------  -----------  --------------
                                -----------  -------------  -----------  -------------  -----------  -----------  --------------
Year Ended
  December 31, 1993:
    Acquisitions..............  $    69,942  $     705,487  $       501  $     259,513  $    58,561  $    65,290    $        0
    Financial Institutions....       59,163         39,508       85,042          2,913       87,355        8,956             0
    Group.....................       20,520         99,412        2,786         83,522      126,027       14,522             0
    Guaranteed Investment
     Contracts................        1,464              0            0      2,015,075            0      166,058         1,175
    Individual Life...........      129,265        483,604          368         11,762       77,338       34,154             0
    Investment Products.......       19,210         52,516            0        789,668          856       66,706         2,003
    Corporate and Other.......           20            318           88            339       20,621        6,444             0
    Unallocated Realized
     Investment Gains
     (Losses).................            0              0            0              0            0            0         1,876
                                -----------  -------------  -----------  -------------  -----------  -----------  --------------
      TOTAL...................  $   299,584  $   1,380,845  $    88,785  $   3,162,792  $   370,758  $   362,130    $    5,054
                                -----------  -------------  -----------  -------------  -----------  -----------  --------------
                                -----------  -------------  -----------  -------------  -----------  -----------  --------------

            COL. A                COL. H        COL. I       COL. J
------------------------------  -----------  ------------  -----------

                                             AMORTIZATION
                                 BENEFITS    OF DEFERRED
                                    AND         POLICY        OTHER
                                SETTLEMENT   ACQUISITION    OPERATING
SEGMENT                          EXPENSES       COSTS      EXPENSES(1)
------------------------------  -----------  ------------  -----------
Year Ended
  December 31, 1995:
    Acquisitions..............  $   100,016   $   20,601    $  21,534
    Financial Institutions....      (19,574)      28,609       16,301
    Group.....................      109,447        3,052       55,384
    Guaranteed Investment
     Contracts................      165,963          386        2,864
    Individual Life...........       80,067       20,403       31,142
    Investment Products.......       72,111       11,479       11,995
    Corporate and Other.......        1,476            3       25,794
    Unallocated Realized
     Investment Gains
     (Losses).................            0            0            0
                                -----------  ------------  -----------
      TOTAL...................  $   509,506   $   84,533    $ 165,014
                                -----------  ------------  -----------
                                -----------  ------------  -----------
Year Ended
  December 31, 1994:
    Acquisitions..............  $    97,649   $   14,460    $  19,374
    Financial Institutions....       46,360       36,592       15,873
    Group.....................       98,930        2,724       35,574
    Guaranteed Investment
     Contracts................      147,383          893        5,172
    Individual Life...........       67,451       18,771       19,254
    Investment Products.......       58,424       14,679       16,201
  Corporate and Other.........          913            3       25,595
    Unallocated Realized
     Investment Gains
     (Losses).................            0            0
                                -----------  ------------  -----------
      TOTAL...................  $   517,110   $   88,122    $ 137,043
                                -----------  ------------  -----------
                                -----------  ------------  -----------
Year Ended
  December 31, 1993:
    Acquisitions..............  $    73,463   $    7,832    $  12,715
    Financial Institutions....       42,840       31,202       15,273
    Group.....................      101,266        2,271       29,492
    Guaranteed Investment
     Contracts................      137,379        1,170        3,279
    Individual Life...........       55,973       18,069       17,548
    Investment Products.......       49,569       12,822       14,793
    Corporate and Other.......       13,394          239       34,004
    Unallocated Realized
     Investment Gains
     (Losses).................            0            0            0
                                -----------  ------------  -----------
      TOTAL...................  $   473,884   $   73,605    $ 127,104
                                -----------  ------------  -----------
                                -----------  ------------  -----------

------------------------------
(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

                           SCHEDULE IV -- REINSURANCE
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

               COL. A                   COL. B       COL. C       COL. D       COL. E        COL. F
------------------------------------  -----------  -----------  -----------  -----------  ------------
                                                                                           PERCENTAGE
                                                    CEDED TO      ASSUMED                  OF AMOUNT
                                         GROSS        OTHER     FROM OTHER                 ASSUMED TO
                                        AMOUNT      COMPANIES    COMPANIES   NET AMOUNT       NET
                                      -----------  -----------  -----------  -----------  ------------
Year Ended December 31, 1995:
  Life insurance in force...........  $50,346,719  $17,524,366  $11,537,144  $44,359,497        26.0%
                                      -----------  -----------  -----------  -----------         ---
                                      -----------  -----------  -----------  -----------         ---
  Premiums and policy fees:
    Life insurance..................  $   287,526  $   116,091  $    66,565  $   238,000        28.0%
    Accident/health insurance.......      335,387      217,082       13,583      131,888        10.3%
                                      -----------  -----------  -----------  -----------
      TOTAL.........................  $   622,913  $   333,173  $    80,148  $   369,888
                                      -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------
Year Ended December 31, 1994:
  Life insurance in force...........  $40,909,454  $ 8,639,272  $ 8,968,166  $41,238,348        21.7%
                                      -----------  -----------  -----------  -----------         ---
                                      -----------  -----------  -----------  -----------         ---
  Premiums and policy fees:
    Life insurance..................  $   256,840  $    46,029  $    31,032  $   241,843        12.8%
    Accident/health insurance.......      283,883      126,545        3,591      160,929         2.2%
                                      -----------  -----------  -----------  -----------
      TOTAL.........................  $   540,723  $   172,574  $    34,623  $   402,772
                                      -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------
Year Ended December 31, 1993:
  Life insurance in force...........  $40,149,017  $ 7,484,566  $ 2,301,577  $34,966,028         6.6%
                                      -----------  -----------  -----------  -----------         ---
                                      -----------  -----------  -----------  -----------         ---
  Premiums and policy fees:
    Life insurance..................  $   230,706  $    37,995  $     8,329  $   201,040         4.1%
    Accident/health insurance.......      254,672       88,917        3,963      169,718         2.3%
                                      -----------  -----------  -----------  -----------
      TOTAL.........................  $   485,378  $   126,912  $    12,292  $   370,758
                                      -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------

                             EXHIBITS TO FORM 10-K
                                       OF
                          PROTECTIVE LIFE CORPORATION
                                    FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 1995

                               INDEX TO EXHIBITS

                                                                           PAGE
                                                                           ----
 3(a)(4)................................................................
10(b)(1)................................................................
13......................................................................
21......................................................................
23......................................................................
24......................................................................
27......................................................................