Form 10-Q
period 1996-03-31
PROTECTIVE LIFE CORP
filed 1996-05-13
CIK 355429

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1996

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to



                         Commission File Number 1-12332

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $.50 par value, outstanding as of May 3, 1996: 28,797,293 shares.

                          PROTECTIVE LIFE CORPORATION



                                      INDEX




PART I.   FINANCIAL INFORMATION:
     Item 1.   Financial Statements:
          Report of Independent Accountants
          Consolidated Condensed Statements of Income for the Three
            Months ended March 31, 1996 and 1995 (unaudited)
          Consolidated Condensed Balance Sheets as of March 31, 1996
            (unaudited) and December 31, 1995
          Consolidated Condensed Statements of Cash Flows for the
            Three Months ended March 31, 1996 and 1995 (unaudited)
          Notes to Consolidated Condensed Financial Statements (unaudited)
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:
     Item 4.  Results of Votes of Security Holders
     Item 6.  Exhibits and Reports on Form 8-K

Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of March 31, 1996, and the related consolidated condensed statements of income for the three-month periods ended March 31, 1996 and 1995 and consolidated condensed statements of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1996, we expressed an unqualified opinion which contains an explanatory paragraph regarding the changes in accounting for stock-based compensation plans in 1995 and certain investments in debt and equity securities in 1993 on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
April 24, 1996

                                                     PROTECTIVE LIFE CORPORATION
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                           (Dollars in thousands except per share amounts)
                                                             (Unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                          1996          1995
REVENUES
     Premium and policy fees (net of reinsurance ceded:
         1996 - $78,303; 1995 - $62,131)                                              $  108,667      $ 102,014
     Net investment income                                                               124,280        112,663
     Realized investment gains (losses)                                                    4,421          2,619
     Other income                                                                         12,377          4,533
                                                                                      ----------      ---------
                                                                                         249,745        221,829
                                                                                      ----------      ---------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        1996 - $56,751; 1995 - $44,203)                                                  149,229        135,393
     Amortization of deferred policy acquisition costs                                    21,818         20,333
     Other operating expenses (net of reinsurance ceded:
        1996 - $17,802; 1995 - $11,269)                                                   45,558         36,531
                                                                                      ----------      ---------
                                                                                         216,605        192,257
                                                                                      ----------      ---------

INCOME BEFORE INCOME TAX AND MINORITY
 INTEREST                                                                                 33,140         29,572

Income tax expense                                                                        11,268          9,759
                                                                                      ----------      ---------
INCOME BEFORE MINORITY INTEREST                                                           21,872         19,813

Minority interest in net income
  of consolidated subsidiaries                                                               804            804
                                                                                      ----------      ---------
NET INCOME                                                                            $   21,068     $   19,009
                                                                                      ==========     ==========

NET INCOME PER SHARE                                                                  $     0.73     $     0.69
                                                                                      ==========     ==========

DIVIDENDS PAID PER SHARE                                                              $     0.16     $     0.14
                                                                                      ==========     ==========

Average shares outstanding                                                            29,020,360     27,599,922



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                     PROTECTIVE LIFE CORPORATION
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (Dollars in thousands)
                                                                                                     MARCH 31       DECEMBER 31
                                                                                                       1996            1995
                                                                                                    (Unaudited)
ASSETS
 Investments:
   Fixed maturities                                                                                 $4,408,821      $3,892,008
   Equity securities                                                                                    41,748          38,711
   Mortgage loans on real estate                                                                     1,378,045       1,834,357
   Investment real estate, net                                                                          21,454          20,921
   Policy loans                                                                                        164,741         143,372
   Other long-term investments                                                                          38,709          42,096
   Short-term investments                                                                              198,912          53,591
                                                                                                    ----------      ----------
     Total investments                                                                               6,252,430       6,025,056
  Cash                                                                                                 14,556          11,392
  Accrued investment income                                                                            64,794          61,007
  Accounts and premiums receivable, net                                                                35,706          38,722
  Reinsurance receivables                                                                             293,890         271,018
  Deferred policy acquisition costs                                                                   451,145         410,396
  Property and equipment, net                                                                          36,533          36,578
  Other assets                                                                                         57,421          52,184
  Assets held in separate accounts                                                                    388,321         324,904
                                                                                                    ----------      ----------
     TOTAL ASSETS                                                                                   $7,594,796      $7,231,257
                                                                                                    ==========      ==========

LIABILITIES
 Policy liabilities and accruals                                                                    $2,396,777      $2,124,486
 Guaranteed investment contract deposits                                                             2,544,596       2,451,693
 Annuity deposits                                                                                    1,260,454       1,280,069
 Other policyholders' funds                                                                            142,243         134,380
 Other liabilities                                                                                     146,957         152,042
 Accrued income taxes                                                                                   (1,154)         (2,894)
 Deferred income taxes                                                                                  41,575          69,520
 Debt                                                                                                  128,700         115,500
 Liabilities related to separate accounts                                                              388,321         324,904
 Minority interest in consolidated subsidiaries                                                         55,000          55,000
                                                                                                    ----------      ----------
     TOTAL LIABILITIES                                                                               7,103,469       6,704,700
                                                                                                    ==========      ==========

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE C

STOCKHOLDERS' EQUITY
 Preferred Stock, $1 par value
    Shares authorized:  3,600,000;  Issued:  none
 Junior Participating Cumulative Preferred Stock, $1 par value
    Shares authorized: 400,000;  Issued:  none
 Common Stock, $0.50 par value
    Shares authorized:  80,000,000
    Issued:  1996 and 1995 - 31,336,462                                                                 15,668          15,668
 Additional paid-in capital                                                                             96,992          96,371
 Net unrealized gains (losses) on investments
    (net of income tax:  1996 - $2,753; 1995 - $31,157                                                   5,113          57,863
 Retained earnings                                                                                     390,383         373,922
 Treasury stock (1996 - 2,539,169 shares; 1995 - 2,561,344 shares)                                     (11,904)        (12,008)
 Unallocated stock in Employee Stock Ownership Plan
     (1996 - 774,058 shares; 1995 - 793,804 shares)                                                     (4,925)         (5,259)

                                                                                                    ----------      ----------
    TOTAL STOCKHOLDERS' EQUITY                                                                         491,327         526,557
                                                                                                    ----------      ----------
                                                                                                    $7,594,796      $7,231,257
                                                                                                    ==========      ==========
SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                     PROTECTIVE LIFE CORPORATION
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                                                                        THREE MONTHS ENDED
                                                                                                              MARCH 31
                                                                                                         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                           $   21,068    $  19,009
 Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred policy acquisition costs                                                    21,819       20,333
     Capitalization of deferred policy acquisition costs                                                 (20,328)     (21,787)
     Depreciation expense                                                                                  1,570        1,339
     Deferred income taxes                                                                                   459          878
     Accrued income taxes                                                                                  1,740        7,416
     Interest credited to universal life and investment products                                          69,895       67,685
     Policy fees assessed on universal life and investment products                                      (26,535)     (22,716)
     Change in accrued investment income and other receivables                                           (23,643)      (2,633)
     Change in policy liabilities and other policyholders' funds
        of traditional life and health products                                                           86,786       20,304
     Change in other liabilities                                                                          (5,699)       5,565
     Other (net)                                                                                          (7,335)       1,618
                                                                                                       ---------    ---------
 Net cash provided by operating activities                                                               119,797       97,011
                                                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Maturities and principal reductions of investments
      Investments available for sale                                                                     189,407       42,451
      Other                                                                                               20,728       22,808
 Sale of investments
      Investments available for sale                                                                     354,545      197,797
      Other                                                                                              554,969        1,759
 Cost of investments acquired
      Investments available for sale                                                                  (1,295,016)    (370,606)
      Other                                                                                             (119,178)     (61,928)
 Acquisitions and bulk reinsurance assumptions                                                           116,220       (7,550)
 Purchase of property and equipment                                                                       (1,856)      (2,806)
 Sale of property and equipmen                                                                               331           83
                                                                                                      ----------    ---------
 Net cash used in investing activities                                                                  (179,850)    (177,992)
                                                                                                      ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings under line of credit
   arrangements and debt                                                                                 442,234      311,800
 Principal payments on line of credit arrangements
   and debt                                                                                             (429,034)    (285,800)
 Dividends to stockholders                                                                                (4,607)      (3,866)
 Purchase of treasury stock                                                                                                (3)
 Investment product deposits and change in universal life deposits                                       309,117       55,219
 Investment product withdrawals                                                                         (254,493)         365
                                                                                                      ----------    ---------
 Net cash provided by financing activities                                                                63,217       77,715
                                                                                                      ----------    ---------

INCREASE (DECREASE) IN CASH                                                                                3,164       (3,266)
CASH AT BEGINNING OF PERIOD                                                                               11,392        4,468
                                                                                                      ----------    ---------
CASH AT END OF PERIOD                                                                                 $   14,556    $   1,202
                                                                                                      ==========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period:
   Interest on debt                                                                                   $   (4,594)   $  (4,589)
   Income taxes                                                                                       $   (8,496)   $  (1,200)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
 Reissuance of treasury stock to ESOP                                                                 $      669    $     350
 Unallocated stock in ESOP                                                                            $      334    $     333
 Reissuance of treasury stock                                                                                       $      81
 Acquisitions
    Assets acquired                                                                                   $  138,564    $   9,781
    Liabilities assumed                                                                                 (169,287)      (3,851)
    Reissuance of treasury stock                                                                                      (30,681)
                                                                                                      ----------    ---------
    Net                                                                                               $  (30,723)   $ (24,751)
                                                                                                      ==========    =========
SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - SALE OF MORTGAGE LOANS

On March 22, 1996, the Company sold $554 million of its commercial mortgage loans in a securitization transaction. Proceeds from the sale consisted of cash of $400 million, net of expenses, and subordinated mortgaged-backed securities of $161 million. The transaction resulted in a realized investment gain of approximately $6.1 million. The cash proceeds were reinvested in fixed maturity and short-term investments.

NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is contingently liable to obtain a $20 million letter of credit under indemnity agreements with its directors. These agreements provide insurance protection in excess of the directors' and officers' liability insurance in force at the time up to $20 million. Should certain events occur constituting a change in control of the Company, the Company must obtain the letter of credit upon which directors may draw for defense or settlement of any claim relating to performance of their duties as directors. Although the Company has indemnification agreements with certain of its officers providing up to $10 million in indemnification, the officers' agreements do not require the Company to obtain a letter of credit.

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe any assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

The Company and its subsidiaries, like other life and health insurers, from time to time are involved in lawsuits, in which the plaintiff may seek punitive damage awards in addition to compensatory damage awards. To date, no such lawsuit has resulted in the award of any material amount of damages against the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that no pending or threatened litigation is reasonably likely to have a material adverse effect on the financial position of the Company.

NOTE D - BUSINESS SEGMENTS

The Company operates predominantly in the life and accident and health insurance industry. The following table sets forth total revenues, income (loss) before income tax and minority interest, and identifiable assets of the Company's business segments.

                                         THREE MONTHS ENDED MARCH 31
                                       1996                         1995
                                AMOUNT      PERCENT          AMOUNT      PERCENT
                                              (dollars in thousands)
TOTAL REVENUES:
 Acquisitions                  $ 52,026      20.8%          $ 47,178       21.3%
 Financial Institutions          14,675       5.9             21,621        9.8
 Group                           51,018      20.4             40,928       18.5
 Guaranteed Investment
   Contracts                     50,834      20.4             48,825       22.0
 Individual Life                 46,204      18.5             34,243       15.4
 Investment Products             29,774      11.9             24,225       10.9
 Corporate and Other              4,524       1.8              2,288        1.0
 Unallocated Realized
   Investment Gains (Losses)        690       0.3              2,521        1.1
                               --------     -----           --------      -----
                               $249,745     100.0%          $221,829      100.0%
                               ========     =====           ========      =====

INCOME (LOSS) BEFORE INCOME
 TAX AND MINORITY INTEREST:
 Acquisitions                  $ 12,959      39.1%          $ 11,009       37.3%
 Financial Institutions           1,335       4.0              1,776        6.0
 Group                            3,872      11.7              1,603        5.4
 Guaranteed Investment
    Contracts                     6,328      19.1              7,317       24.7
 Individual Life                  3,531      10.6              3,494       11.8
 Investment Products              2,903       8.8              1,840        6.2
 Corporate and Other              1,522       4.6                 12        0.1
 Unallocated Realized
    Investment Gains (Losses)       690       2.1              2,521        8.5
                               --------     -----           --------      -----
                               $ 33,140     100.0%          $ 29,572      100.0%
                               ========     =====           ========      =====

                                  MARCH 31, 1996              DECEMBER 31, 1995
                                AMOUNT     PERCENT           AMOUNT      PERCENT
                                             (dollars in thousands)

IDENTIFIABLE ASSETS:
 Acquisitions                $1,467,938      19.3%        $1,255,542       17.4%
 Financial Institutions         269,150       3.6            268,782        3.7
 Group                          283,115       3.7            278,094        3.8
 Guaranteed Investment
   Contracts                  2,662,857      35.1          2,537,045       35.1
 Individual Life                921,983      12.1            890,198       12.3
 Investment Products          1,597,273      21.0          1,580,519       21.9
 Corporate and Other            392,480       5.2            421,077        5.8
                             ----------     -----         ----------      -----
                             $7,594,796     100.0%        $7,231,257      100.0%
                             ==========     =====         ==========      =====

NOTE E - STATUTORY REPORTING PRACTICES

Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1996 and for the three months then ended, the Company's life insurance subsidiaries had stockholder's equity and net income prepared in conformity with statutory reporting practices of $300.6 million and $6.7 million, respectively.

NOTE F - RECENTLY ADOPTED ACCOUNTING STANDARDS

At December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As prescribed by SFAS No. 115, certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of stockholders' equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect the Company's operations, its reported stockholders' equity will fluctuate significantly as interest rates change.

The Company's balance sheets at March 31, 1996 and December 31, 1995, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                           MARCH 31, 1996  DECEMBER 31, 1995
                                                    (IN THOUSANDS)

  Total investments                          $6,239,831        $5,919,787
  Deferred policy acquisition costs             455,877           426,645
  All other assets                              891,222           795,805
                                             ----------        ----------
                                             $7,586,930        $7,142,237
                                             ==========        ==========

  Deferred income taxes                      $   38,822        $   38,364
  All other liabilities                       7,061,894         6,635,179
                                             ----------        ----------
                                              7,100,716         6,673,543
  Stockholders' equity                          486,214           468,694
                                             ----------        ----------
                                             $7,586,930        $7,142,237
                                             ==========        ==========

At January 1, 1996, the Company adopted SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Contracts;" SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of;" and SFAS No. 122, "Accounting for Mortgage Servicing Rights." The adoption of these accounting standards did not have a material effect on the Company's financial statements.

NOTE G - RECLASSIFICATIONS
Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets or stockholders' equity.

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


                              RESULTS OF OPERATIONS


PREMIUMS AND POLICY FEES

The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                                                PREMIUMS AND POLICY FEES
       THREE MONTHS                                              PERCENTAGE
          ENDED                               AMOUNT              INCREASE/
         MARCH 31                         (IN THOUSANDS)         (DECREASE)

          1995                              $102,014                14.0%
          1996                               108,667                 6.5

Premiums and policy fees increased $6.7 million or 6.5% in the first three months of 1996 over the first three months of 1995. Premiums and policy fees from the Financial Institutions Division decreased $7.2 million in the first three months of 1996 as compared to the first three months of 1995. This resulted from a reinsurance arrangement begun in 1995. Increases in premiums and policy fees from the Group and Individual Life Divisions were $4.3 million and $6.0 million, respectively. The coinsurance of a block of policies in the second quarter of 1995 resulted in a $1.8 million increase in premiums and policy fees in the first three months of 1996. The coinsurance of a block of policies in the first quarter of 1996 resulted in a $4.7 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $4.0 million decrease in premiums and policy fees.

NET INVESTMENT INCOME

The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

      THREE MONTHS                              NET INVESTMENT INCOME
         ENDED                               AMOUNT           PERCENTAGE
        MARCH 31                          (IN THOUSANDS)       INCREASE

         1995                               $112,663             12.4%
         1996                                124,280             10.3

Net investment income in the first three months of 1996 was $11.6 million or 10.3% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. The assumption of a block of policies in the second quarter of 1995 and a block of policies in the first quarter of 1996 resulted in an increase in net investment income of $3.1 million in the first three months of 1996.


REALIZED INVESTMENT GAINS

The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. However, the Company may sell any of its investments to maintain approximate matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as "available for sale." The sales of investments that have occurred have resulted principally from portfolio management decisions to maintain approximate matching of assets and liabilities.

The following table sets forth realized investment gains for the periods shown:

           THREE MONTHS                                REALIZED
               ENDED                               INVESTMENT GAINS
             MARCH 31                               (IN THOUSANDS)

               1995                                     $2,619
               1996                                      4,421

Realized investment gains for the first three months of 1996 were $1.8 million higher than the corresponding period of 1995. In the 1996 first quarter, the Company sold $554 million of its commercial mortgage loans in a securitization transaction, resulting in a $6.1 million realized investment gain.

OTHER INCOME

The following table sets forth other income for the periods shown:

        THREE MONTHS
           ENDED                                OTHER INCOME
          MARCH 31                             (IN THOUSANDS)

           1995                                   $ 4,533
           1996                                    12,377


Other income consists primarily of revenues of the Company's dental managed care plans and broker-dealer subsidiary, fees from administrative-services-only types of group accident and health insurance contracts, and revenues of the Company's wholly-owned insurance marketing organizations and other small noninsurance subsidiaries. Other income in the first three months of 1996 was $7.8 million higher than the corresponding period of 1995. On March 20, 1995, the Company completed its acquisition of National Health Care Systems of Florida, Inc. ("NHCS" also known as "DentiCare"), based in Jacksonville, Florida. The acquisition resulted in a $4.9 million increase in other income in the first three months of 1996. Other income from all other sources increased $2.9 million in the first three months of 1996 as compared with the first three months of 1995.

INCOME BEFORE INCOME TAX AND MINORITY INTEREST

The following table sets forth income or loss before income tax and minority interest by business segment for the periods shown:

                                               INCOME (LOSS) BEFORE INCOME TAX
                                                    AND MINORITY INTEREST
                                                 THREE MONTHS ENDED MARCH 31
                                                       (IN THOUSANDS)
        BUSINESS SEGMENT                            1995             1996

     Acquisitions                                 $11,009          $12,959
     Financial Institutions                         1,776            1,335
     Group                                          1,603            3,872
     Guaranteed Investment Contracts                7,317            6,328
     Individual Life                                3,494            3,531
     Investment Products                            1,840            2,903
     Corporate and Other                               12            1,522
     Unallocated Realized Investment Gains          2,521              690
                                                  -------          -------
                                                  $29,572          $33,140
                                                  =======          =======

     Percentage Increase                           21.3%            12.1%

Pretax earnings from the Acquisitions Division increased $2.0 million in the first three months of 1996 as compared to the same period of 1995. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, the Company assumed one block of policies during the second quarter of 1995 and another block of policies in the first quarter of 1996. These acquisitions represent $1.5 million of the increase.

Pretax earnings of the Financial Institutions Division were $0.4 million lower in the first three months of 1996 as compared to the same period in 1995. The reinsurance arrangement begun in the first quarter of 1995 to reinsure all of the Division's new credit insurance sales and thereby improve the Division's return on investment, reduced the Division's reported earnings by approximately $1.0 million, which was contemplated when the arrangement was entered into. In addition, life insurance claims were approximately $0.4 million higher in the 1996 first quarter as compared to the same period last year.

Group pretax earnings were $2.3 million higher in the first three months of 1996 as compared to the first three months of 1995. Improved dental earnings represent $2.1 million of the increase.

The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $8.7 million in the first three months of 1996 and $7.2 million in the corresponding period of 1995. This increase was due to the growth in GIC deposits placed with the Company. At March 31, 1996, GIC deposits totaled $2.5 billion compared to $2.3 billion one year earlier. Realized investment losses associated with this Division in the first three months of 1996 were $2.4 million as compared to realized investment gains of $0.1 million in the same period last year. As a result, total pretax earnings were $6.3 million in the first three months of 1996 compared to $7.3 million for the same period last year.

The Individual Life Division had pretax operating earnings of $2.4 million in the 1996 first quarter as compared to $3.5 million in the same period of 1995. The decrease was primarily due to approximately $1.0 million higher life insurance claims in the 1996 first quarter as compared to the same period last year. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $3.5 million in the first three months of 1996 which was approximately the same as in the first three months of 1995 in which there were no realized investment gains.

Investment Products Division pretax operating earnings were $2.2 million which was $0.4 million higher in the first three months of 1996 compared to the same period of 1995. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $0.7 million as compared to less than $0.1 million last year, resulting in total pretax earnings of $2.9 million in the first quarter of 1996 as compared to $1.8 million in the same period of 1995.

The Corporate and Other segment consists primarily of net investment income on capital, interest expense on substantially all debt, the Company's 50% owned joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment increased $1.5 million in the first three months of 1996 as compared to the first three months of 1995 due to improved operating results from the Company's joint venture in Hong Kong and increased net investment income on capital, which was partially offset by increased interest expense.

INCOME TAXES

The following table sets forth the effective income tax rates for the periods shown:

           THREE MONTHS
              ENDED                          ESTIMATED EFFECTIVE
             MARCH 31                         INCOME TAX RATES

              1995                                   33%
              1996                                   34

The effective income tax rate for the full year of 1995 was 34%. Management's estimate of the effective income tax rate for 1996 is also 34%.

NET INCOME

The following table sets forth net income and the net income per share for the periods shown:

           THREE MONTHS                             NET INCOME
              ENDED                  TOTAL                          PERCENTAGE
             MARCH 31            (IN THOUSANDS)     PER SHARE        INCREASE

              1995                  $19,009           $.69             14.7%
              1996                   21,068            .73              5.8


Compared to the same period in 1995, net income per share in the first three months of 1996 increased 5.8%, reflecting improved operating earnings in the Acquisitions, Group, Guaranteed Investment Contracts, and Investment Products Divisions, and the Corporate and Other segment, which were partially offset by lower operating earnings in the Financial Institutions and Individual Life Divisions and lower realized investment gains (net of related amortization of deferred policy acquisition costs).

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's operations usually produce a positive cash flow. This cash flow is used to fund an investment portfolio to finance future benefit payments. Since future benefit payments largely represent medium-and long-term obligations reserved using certain assumed interest rates, the Company's investments are predominantly in medium-and long-term, fixed-rate investments such as bonds and mortgage loans.

Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Surrender charges for these products generally are sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered. GICs and certain annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender as compared to interest rates at the time of issue.

In accordance with Statement of Financial Accounting Standards No. 115, the Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 1996, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $4,408.8 million, which is 0.1% above amortized cost (less allowances for uncollectible amounts on investments) of $4,402.5 million. The Company had $1,378.0 million in mortgage loans at March 31, 1996. While the Company's mortgage loans do not have quoted market values, at March 31, 1996, the Company estimates the market value of its mortgage loans to be $1,497.8 million (using discounted cash flows from the next call date) which is 8.7% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

For several years the Company has offered a commercial loan product under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $429 million of the Company's mortgage loans have this participation feature.

At March 31, 1996, delinquent mortgage loans and foreclosed real estate were 0.5% of assets. Bonds rated less than investment grade were 1.5% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 2.6% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to hold its other investments to maturity. The Company's allowance for uncollectible amounts on investments was $31.6 million at March 31, 1996.

Policy loans at March 31, 1996 were $164.7 million, a decrease of $0.9 million from December 31, 1995 (after excluding the $22.3 million of policy loans associated with the coinsurance of a block of policies in the first quarter of
1996). Policy loan rates are generally in the 4.5% to 8.0% range and at least equal the assumed interest rates used for future policy benefits.

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

The Company's asset/liability matching practices involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is the Company's policy to maintain asset and liability durations within 10% of one another, although from time to time broader duration matching is allowed.

The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are sometimes used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest-sensitive products such as GICs and annuities. Realized investment gains and losses of such contracts are deferred and amortized over the life of the hedged asset.
The Company uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest and from a fixed to a variable rate of interest, and to convert its Senior Notes and Monthly Income Preferred Securities from a fixed rate to a variable rate of interest. At March 31, 1996, related open interest rate swap contracts with a notional amount of $155.0 million were in a $1.4 million net unrealized gain position.

Withdrawals related to GIC contracts were approximately $800 million during 1995. Withdrawals related to GIC contracts are estimated to be approximately $700 million in 1996. The Company's asset/liability matching practices take into account maturing contracts. Accordingly, the Company does not expect maturing contracts to have an unusual effect on the future operations and liquidity of the Company.

On March 22, 1996, the Company sold approximately $554 million of its commercial mortgage loans in a securitization transaction. Proceeds from the sale consisted of cash of $400 million, net of expenses, and mortgaged-backed securities of approximately $161 million. The transaction resulted in a realized gain of approximately $6.1 million. The cash proceeds were reinvested in fixed maturity and short-term investments.

In anticipation of reinvesting proceeds from the mortgage loan securitization, and of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at March 31, 1996 to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $442.5 million. The Company's subsidiaries held $212.7 million in cash and short-term investments at March 31, 1996. Protective Life Corporation had an additional $0.7 million in cash and short-term investments available for general corporate purposes.

While the Company generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may from time to time exceed the funds then available. Therefore, the Company has arranged sources of credit for its insurance subsidiaries to use when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may from time to time sell short-duration GICs to complement its cash management practices.

At March 31, 1996, Protective Life Corporation had borrowed $43.5 million of a $60.0 million revolving line of credit and an additional $10.2 million of short-term bank borrowings, collectively bearing interest rates averaging 5.6%. The Company's bank borrowings have increased $13.2 million since December 31, 1995. Proceeds were used for general corporate purposes, including the acquisition of a small dental managed care organization, and an investment in an Internet-based insurance distribution system.

Protective Life Corporation's cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal, and management services rendered to the subsidiaries, and investment income. At December 31, 1995, approximately $180 million of con-solidated stockholders' equity, excluding net unrealized losses on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. Also, distributions, including cash dividends to Protective Life Corporation from its life insurance sub-sidiaries, in excess of approximately $322 million, would be subject to federal income tax at rates then effective. The Company does not anticipate involun-tarily making distributions that would be subject to income tax.

Due to the expected growth of the Company's insurance sales, the Company plans to retain substantial portions of the earnings of its life insurance sub-sidiaries in those companies primarily to support their future growth. Protec-tive Life Corporation's cash disbursements have from time to time exceeded its cash receipts, and these shortfalls have been funded through various external financings. Therefore, Protective Life Corporation may from time to time require additional external financing.

To give the Company flexibility in connection with future acquisition oppor-tunities, the Company has registered debt securities, preferred and common stock of Protective Life Corporation, and additional preferred securities of PLC Capital L.L.C., under the Securities Act of 1933 on a delayed (or "shelf") basis. The Company is in the process of offering two million shares of common stock for sale to the public and intends to grant to the underwriters of the offering an option to acquire up to 300,000 additional shares of common stock solely to cover over-allotments. A significant portion of the proceeds will be invested in the Company's insurance company subsidiaries to finance acquisitions of additional blocks of insurance policies or otherwise support the continued growth of the business.

A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view by, for example, requiring im-mediate expensing of policy acquisition costs. The achievement of long-term growth will require growth in the statutory capital of the Company's insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Company.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. Based upon the March 31, 1996 statutory financial reports of the Company's insurance sub-sidiaries, the Company's insurance subsidiaries are adequately capitalized under the formula.

Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for
policyholder losses incurred by insolvent companies.   The Company does not
believe that any such assessments will be materially different from amounts already reflected in the financial statements.

A substantial number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurers, including material amounts of punitive damages that are disproportionate to the actual damages. In some states (including Alabama), juries have substantial discretion in awarding punitive damages, which creates the potential for unpredictable material adverse judgments in any given punitive damage suit. The Company and its subsidiaries, like other life and health insurers, in the course of business are involved in such litigation. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position of the Company.

The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries.

                                     PART II


Item 4.   RESULTS OF VOTES OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 6, 1996. Shares entitled to vote at the Annual Meeting totaled 28,797,189 of which 23,802,420 shares were represented.

At the Annual Meeting the following directors were elected. In addition the number of shares cast for and authorization withheld for each nominee shown below, there were 9,100 abstentions and 31,350 broker non-votes for each nominee.


                                        FOR             AUTHORIZATION WITHHELD

William J. Rushton III              23,751,810                  10,160
John W. Woods                       23,751,170                  10,800
William J. Cabaniss, Jr.            23,751,800                  10,170
H. G. Pattillo                      23,751,149                  10,821
Drayton Nabers, Jr.                 23,751,830                  10,140
John J. McMahon, Jr.                23,751,186                  10,784
A. W. Dahlberg                      23,751,170                  10,800
John W. Rouse, Jr.                  23,751,780                  10,190
Robert T. David                     23,734,956                  27,014
Ronald L. Kuehn, Jr.                23,750,230                  11,740
Herbert A. Sklenar                  23,749,594                  12,376
James S. M. French                  23,739,386                  22,584
Robert A. Yellowlees                23,750,244                  11,726


Additionally, at the Annual Meeting stockholders approved two resolutions. The first resolution was to approve the Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company. The second resolution was to approve the Company's Deferred Compensation Plan for Officers. Shares voting for the first resolution were 22,923,827, shares voting against were 543,137, shares abstaining were 276,505, and there were 58,951 broker non-votes. Shares voting for the second resolution were 22,968,562, shares voting against were 544,529, shares abstaining were 230,378, and there were 58,951 broker non-votes.

With regards to the transaction of such other business as might properly come before the Annual Meeting or any adjournment thereof, 3,698,264 shares were cast as authorization withheld, there were 235,779 abstentions, and there were 31,352 broker non-votes. No other matters came before the Annual Meeting or any adjournment thereof.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a).    Exhibit 15 - Letter re: unaudited interim financial statements

    (b).    Exhibit 27 - Financial data schedule

    (c). A report on Form 8-K was filed February 12, 1996, concerning the Company's 1995 fourth quarter earnings press release.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PROTECTIVE LIFE CORPORATION




Date: May 13, 1996                    /S/  JERRY W. DEFOOR
                                      Jerry W. DeFoor
                                      Vice President and Controller,
                                       and Chief Accounting Officer
                                     (Duly authorized officer)