Form 10-Q
period 1996-06-30
PROTECTIVE LIFE CORP
filed 1996-08-13
CIK 355429

                                    FORM 10-Q
                      ------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $.50 par value, outstanding as of August 2, 1996: 30,803,052 shares.

                                           PROTECTIVE LIFE CORPORATION



                                                       INDEX



Part I..Financial Information:
   Item 1. Financial Statements:
        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three and Six
          Months ended June 30, 1996 and 1995 (unaudited)
        Consolidated Condensed Balance Sheets as of June 30, 1996
          (unaudited) and December 31, 1995
        Consolidated Condensed Statements of Cash Flows for the
          Six Months ended June 30, 1996 and 1995 (unaudited)
        Notes to Consolidated Condensed Financial Statements (unaudited)
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K

Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of June 30, 1996, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and consolidated condensed statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
July 24, 1996




                                                   PROTECTIVE LIFE CORPORATION
                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                          (Dollars in thousands except per share amounts)
                                                            (Unaudited)


                                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                  JUNE  30                        JUNE  30
                                                                         --------------------------       ----------------------
                                                                             1996           1995            1996          1995
                                                                             ----           ----            ----          ----
REVENUES
  Premium and policy fees (net of reinsurance ceded:
     three months: 1996 - $88,232; 1995 - $80,312;
     six months: 1996 - $166,535; 1995 - $142,444)                         $124,135       $107,452        $232,801       $209,466
  Net investment income                                                     130,560        118,046         254,840        230,709
  Realized investment gains (losses)                                            600           (555)          5,021          2,064
  Other income                                                               13,088          8,938          25,466         13,471
                                                                           --------      ---------       ---------       --------
                                                                            268,383        233,881         518,128        455,710
                                                                           --------       --------        --------       --------

BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance ceded:
     three months: 1996 - $61,030; 1995 - $62,213;
     six months: 1996 - $117,781; 1995 - $105,122)                          159,532        138,754         308,761        274,147
  Amortization of deferred policy acquisition costs                          29,522         25,233          51,340         45,566
  Other operating expenses (net of reinsurance ceded:
     three months: 1996 - $25,007; 1995 - $24,204;
     six months: 1996 - $42,809; 1995 - $35,473)                             42,806         42,024          88,364         78,555
                                                                        -----------    -----------       ---------      ---------

                                                                            231,860        206,011         448,465        398,268
                                                                         ----------     ----------        --------       --------

INCOME BEFORE INCOME TAX AND MINORITY
 INTEREST                                                                    36,523         27,870          69,663         57,442

Income tax expense                                                           12,418          9,197          23,685         18,956
                                                                        -----------    -----------       ---------       --------

INCOME BEFORE MINORITY INTEREST                                              24,105         18,673          45,978         38,486

Minority interest in net income
  of consolidated subsidiaries                                                  805            805           1,609          1,609
                                                                         ----------    -----------       ---------       --------

NET INCOME                                                               $   23,300     $   17,868        $ 44,369       $ 36,877
                                                                         ==========     ==========        ========       ========

NET INCOME PER SHARE                                                    $      0.78    $      0.62       $    1.51     $     1.31
                                                                        ===========    ===========       =========     ==========

DIVIDENDS PAID PER SHARE                                                $      0.18    $      0.16       $    0.34     $     0.30
                                                                        ===========    ===========       =========     ==========

Average shares outstanding                                               29,805,228     28,766,664      29,412,794     28,186,516








See notes to consolidated condensed financial statements


                                        3




                                           PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Dollars in thousands)
                                                                                      JUNE 30         DECEMBER 31
                                                                                       1996              1995
                                                                                   ------------       -----------
                                                                                    (Unaudited)
ASSETS
 Investments:
   Fixed maturities                                                                 $4,462,054         $3,892,008
   Equity securities                                                                    45,668             38,711
   Mortgage loans on real estate                                                     1,463,070          1,834,357
   Investment real estate, net                                                          19,148             20,921
   Policy loans                                                                        165,471            143,372
   Other long-term investments                                                          21,626             42,096
   Short-term investments                                                               97,969             53,591
                                                                                  ------------        -----------
      Total investments                                                              6,275,006          6,025,056
 Cash                                                                                   18,907             11,392
 Accrued investment income                                                              67,464             61,007
 Accounts and premiums receivable, net                                                  55,795             38,722
 Reinsurance receivables                                                               322,683            271,018
 Deferred policy acquisition costs                                                     471,771            410,396
 Property and equipment, net                                                            35,838             36,578
 Other assets                                                                           62,563             52,184
 Assets held in separate accounts                                                      443,406            324,904
                                                                                   -----------        -----------
   TOTAL ASSETS                                                                     $7,753,433         $7,231,257
                                                                                    ==========         ==========

LIABILITIES
 Policy liabilities and accruals                                                    $2,524,740         $2,124,486
 Guaranteed investment contract deposits                                             2,459,727          2,451,693
 Annuity deposits                                                                    1,253,784          1,280,069
 Other policyholders' funds                                                            142,690            134,380
 Other liabilities                                                                     170,542            152,042
 Accrued income taxes                                                                    2,222             (2,894)
 Deferred income taxes                                                                  13,182             69,520
 Debt                                                                                  138,500            115,500
 Liabilities related to separate accounts                                              443,406            324,904
 Minority interest in consolidated subsidiaries                                         55,000             55,000
                                                                                  ------------        -----------
   TOTAL LIABILITIES                                                                 7,203,793          6,704,700
                                                                                   -----------         ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE C

STOCKHOLDERS' EQUITY
 Preferred Stock, $1 par value
   Shares authorized:  3,600,000;  Issued:  none
 Junior Participating Cumulative Preferred Stock, $1 par value
   Shares authorized: 400,000;  Issued:  none
 Common Stock, $0.50 par value
   Shares authorized:  80,000,000
   Issued:  1996 - 33,336,462; 1995 - 31,336,462                                        16,668             15,668
 Additional paid-in capital                                                            166,689             96,371
 Net unrealized gains (losses) on investments
   (net of income tax:  1996 - $(13,679); 1995 - $31,157)                              (25,404)            57,863
 Retained earnings                                                                     408,492            373,922
 Treasury stock (1996 - 2,534,091 shares; 1995 - 2,561,344 shares)                     (11,880)           (12,008)
 Unallocated stock in Employee Stock Ownership Plan
   (1996 - 774,058 shares; 1995 - 793,804 shares)                                       (4,925)            (5,259)
                                                                                  ------------       ------------
 TOTAL STOCKHOLDERS' EQUITY                                                            549,640            526,557
                                                                                   -----------        -----------
                                                                                    $7,753,433         $7,231,257
See notes to consolidated condensed financial statements




                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30
                                                                                                1996            1995
                                                                                                ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                $   44,369     $   36,877
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of deferred policy acquisition costs                                       51,340         45,567
        Capitalization of deferred policy acquisition costs                                    (47,816)       (39,292)
        Depreciation expense                                                                     3,265          2,811
        Deferred income taxes                                                                  (11,502)        (4,903)
        Accrued income taxes                                                                     5,116         (1,339)
        Interest credited to universal life and investment products                            135,915        140,650
           Policy fees assessed on universal life and investment products                      (53,936)       (48,472)
        Change in accrued investment income and other receivables                              (69,529)       (33,347)
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                              109,484         72,907
        Change in other liabilities                                                             17,886        (36,258)
        Other (net)                                                                            (11,986)           617
                                                                                           -----------   ------------
  Net cash provided by operating activities                                                    172,606        135,818
                                                                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                         394,592        110,715
        Other                                                                                   35,649         36,281
  Sale of investments
        Investments available for sale                                                         559,300        715,811
        Other                                                                                  560,840          3,062
  Cost of investments acquired
        Investments available for sale                                                      (1,671,234)    (1,057,739)
        Other                                                                                 (244,164)      (129,153)
  Acquisitions and bulk reinsurance assumptions                                                172,726         (7,550)
  Purchase of property and equipment                                                            (2,859)        (4,373)
  Sale of property and equipment                                                                   334            104
                                                                                         -------------  -------------
  Net cash used in investing activities                                                       (194,816)      (332,842)
                                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                          731,734        728,300
  Principal payments on line of credit arrangements and debt                                  (708,734)      (704,300)
  Issuance of Common Stock                                                                      70,538
  Purchase of treasury stock                                                                                       (3)
  Dividends to stockholders                                                                     (9,799)        (8,465)
  Investment product deposits and changes in universal life deposits                           425,110        447,884
  Investment product withdrawals                                                              (479,124)      (270,860)
                                                                                           -----------    -----------
  Net cash provided by financing activities                                                     29,725        192,556
                                                                                          ------------    -----------

INCREASE (DECREASE) IN CASH                                                                      7,515         (4,468)
CASH AT BEGINNING OF PERIOD                                                                     11,392          4,468
                                                                                          ------------   ------------
CASH AT END OF PERIOD                                                                     $     18,907  $           0
                                                                                          ============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
     Interest on debt                                                                       $   (5,291)     $  (5,131)
     Income taxes                                                                           $  (28,896)     $ (24,499)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissuance of treasury stock to ESOP                                                      $      669      $     350
  Unallocated stock in ESOP                                                                 $      334      $     333
  Reissuance of treasury stock                                                              $      231      $     362
  Acquisitions
     Assets acquired                                                                        $  204,435      $  10,394
     Liabilities assumed                                                                      (253,480)       (25,651)
     Reissuance of treasury stock                                                                             (30,681)
                                                                                             ---------------------------
     Net                                                                                    $  (49,045)     $ (45,938)
                                                                                            ============================



See notes to consolidated condensed financial statements

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

NOTE C - ISSUANCE OF COMMON STOCK

         On May 30, 1996, the Company issued 2 million shares of its common stock in a public offering at an issue price of $37.25 per share. Proceeds from the issuance, net of underwriting fees and other expenses, amounted to approximately $70.5 million.

NOTE D - COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE E - BUSINESS SEGMENTS

         The Company operates predominantly in the life and accident and health insurance industry. The following table sets forth total revenues, income (loss) before income tax and minority interest, and identifiable assets of the Company's business segments.

                                                                         SIX MONTHS ENDED JUNE 30
                                                              1996                                     1995
                                                              ----                                     ----
                                                      AMOUNT          PERCENT                  AMOUNT       PERCENT
                                                                          (dollars in thousands)

TOTAL REVENUES:
  Acquisitions                                       $105,803          20.4%                 $ 96,169         21.1%
  Financial Institutions                               47,090           9.1                    43,258          9.5
  Group                                               103,609          20.0                    88,002         19.3
  Guaranteed Investment
     Contracts                                        103,989          20.1                    99,372         21.8
  Individual Life                                      88,912          17.2                    70,834         15.5
  Investment Products                                  58,458          11.3                    53,845         11.8
  Corporate and Other                                   8,456           1.6                     6,227          1.4
  Unallocated Realized
     Investment Gains (Losses)                          1,811           0.3                    (1,997)        (0.4)
                                                     --------        ------                  --------       ------
                                                     $518,128         100.0%                 $455,710        100.0%
                                                     ========         =====                  ========        =====

INCOME (LOSS) BEFORE INCOME
  TAX AND MINORITY INTEREST:
  Acquisitions                                       $ 25,626          36.8%                 $ 22,991         40.0%
  Financial Institutions                                3,852           5.5                     3,975          6.9
  Group                                                 6,700           9.6                     5,029          8.8
  Guaranteed Investment
     Contracts                                         15,093          21.7                    14,951         26.0
  Individual Life                                       7,049          10.1                     8,145         14.2
  Investment Products                                   7,938          11.4                     4,806          8.4
  Corporate and Other                                   1,594           2.3                      (458)        (0.8)
  Unallocated Realized
     Investment Gains (Losses)                          1,811           2.6                    (1,997)        (3.5)
                                                    ---------        ------                  --------       ------
                                                     $ 69,663         100.0%                 $ 57,442        100.0%
                                                     ========         =====                  ========        =====

                                                            JUNE 30, 1996                           DECEMBER 31, 1995
                                                            -------------                           -----------------
                                                      AMOUNT             PERCENT               AMOUNT          PERCENT
                                                      ------             -------               ------          -------
                                                                        (dollars in thousands)
IDENTIFIABLE ASSETS:
  Acquisitions                                      $1,446,190            18.7%              $1,255,542          17.4%
  Financial Institutions                               368,573             4.8                  268,782           3.7
  Group                                                283,699             3.7                  278,094           3.8
  Guaranteed Investment
     Contracts                                       2,559,781            33.0                2,537,045          35.1
  Individual Life                                      956,211            12.3                  890,198          12.3
  Investment Products                                1,651,925            21.3                1,580,519          21.9
  Corporate and Other                                  487,054             6.2                  421,077           5.8
                                                   -----------          ------               ----------        ------
                                                    $7,753,433           100.0%              $7,231,257         100.0%
                                                    ==========           =====               ==========         =====

NOTE F - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1996 and for the six months then ended, the Company's life insurance subsidiaries had stockholder's equity and net income prepared in conformity with statutory reporting practices of $386.9 million and $43.6 million, respectively.

NOTE G - RECENTLY ADOPTED ACCOUNTING STANDARDS

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

         The Company's balance sheets at June 30, 1996 and December 31, 1995, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                           JUNE 30, 1996    DECEMBER 31, 1995
                                           -------------    -----------------
                                                   (IN THOUSANDS)

  Total investments                         $6,318,183        $5,919,787
  Deferred policy acquisition costs            467,677           426,645
  All other assets                           1,006,656           795,805
                                            ----------       -----------
                                            $7,792,516        $7,142,237
                                            ==========        ==========

  Deferred income taxes                    $    26,861       $    38,364
  All other liabilities                      7,190,611         6,635,179
                                            ----------        ----------
                                             7,217,472         6,673,543
  Stockholders' equity                         575,044           468,694
                                           -----------       -----------
                                            $7,792,516        $7,142,237
                                            ==========        ==========


         At January 1, 1996, the Company adopted SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Contracts"; SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"; and SFAS No. 122, "Accounting for Mortgage Servicing Rights." The adoption of these accounting standards did not have a material effect on the Company's financial statements.

NOTE H - RECLASSIFICATIONS

         Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets or stockholders' equity.

NOTE I - SUBSEQUENT EVENT

         On August 6, 1996, the Company issued $10 million of 7.45% Medium-Term Notes due August 1, 2011. Net proceeds of $9.7 million were used to repay bank borrowings.

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


                              RESULTS OF OPERATIONS


Premiums and Policy Fees

         The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                                       PREMIUMS AND POLICY FEES
       SIX MONTHS                                           PERCENTAGE
         ENDED                        AMOUNT                 INCREASE/
        JUNE 30                   (IN THOUSANDS)            (DECREASE)
       ----------                 --------------            ----------
          1995                       $209,466                  11.7%
          1996                        232,801                  11.1

         Premiums and policy fees increased $23.3 million or 11.1% in the first six months of 1996 over the first six months of 1995. Increases in premiums and policy fees from the Group, Individual Life and Investment Product Divisions were $7.8 million, $8.8 million and $2.0 million, respectively. Premium and policy fees from the Financial Institutions Division increased $0.8 million the first six months of 1996 as compared to the first six months of 1995. This resulted from the reinsurance of a block of policies in the second quarter of 1996 representing an $18.2 million increase in premiums and policy fees. This increase was largely offset by decreases resulting from a reinsurance arrangement begun in 1995, whereby all of the Division's new credit insurance sales are ceded to a reinsurer. The coinsurance of a block of policies in the first quarter of 1996 resulted in a $8.9 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $5.2 million decrease in premiums and policy fees.

Net Investment Income

         The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

     SIX MONTHS            NET INVESTMENT INCOME
       ENDED            AMOUNT              PERCENTAGE
      JUNE 30       (IN THOUSANDS)          INCREASE
     ----------     --------------          ----------

       1995           $230,709                16.0%
       1996            254,840                10.5

         Net investment income in the first six months of 1996 was $24.1 million or 10.5% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. The assumption of a block of policies in the first quarter of 1996 and a block of policies in the second quarter of 1996 resulted in an increase in net investment income of $9.0 million in the first six months of 1996 as compared to the same period in 1995.


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

         The following table sets forth realized investment gains for the periods shown:

       SIX MONTHS                     REALIZED
         ENDED                    INVESTMENT GAINS
        JUNE 30                    (IN THOUSANDS)
       ----------                 ----------------

         1995                          $2,064
         1996                           5,021

         Realized investment gains for the first six months of 1996 were $3.0 million higher than the corresponding period of 1995. In the 1996 first quarter, the Company sold $554 million of its commercial mortgage loans in a securitization transaction, resulting in a $6.1 million realized investment gain.

Other Income

         The following table sets forth other income for the periods shown:

        SIX MONTHS
          ENDED                  OTHER INCOME
         JUNE 30                (IN THOUSANDS)
        ----------              --------------
          1995                      $13,471
          1996                       25,466

         Other income consists primarily of revenues of the Company's dental managed care plans and broker-dealer subsidiary, fees from administrative-services-only types of group accident and health insurance contracts, and revenues of the Company's wholly-owned insurance marketing organizations and other small noninsurance subsidiaries. Other income in the first six months of 1996 was $12.0 million higher than the corresponding period of 1995. On March 20, 1995, the Company completed its acquisition of National Health Care Systems of Florida, Inc. ("NHCS" also known as "DentiCare"), based in Jacksonville, Florida. The acquisition resulted in a $6.9 million increase in other income in the first six months of 1996. Revenues from the Company's broker-dealer subsidiary increased $2.2 million in the first six months of 1996 as compared to the same period in 1995. Other income from all other sources increased $2.9 million in the first six months of 1996 as compared with the first six months of 1995.

Income Before Income Tax and Minority Interest

         The following table sets forth income or loss before income tax and minority interest by business segment for the periods shown:

                                                 INCOME (LOSS) BEFORE INCOME TAX
                                                      AND MINORITY INTEREST
                                                     SIX MONTHS ENDED JUNE 30
                                                            (IN THOUSANDS)

                BUSINESS SEGMENT                        1995              1996
                ----------------                        ----              ----

   Acquisitions                                       $22,991           $25,626
   Financial Institutions                               3,975             3,852
   Group                                                5,029             6,700
   Guaranteed Investment Contracts                     14,951            15,093
   Individual Life                                      8,145             7,049
   Investment Products                                  4,806             7,938
   Corporate and Other                                   (458)            1,594
   Unallocated Realized Investment Gains (Losses)      (1,997)            1,811
                                                      -------          --------
                                                      $57,442           $69,663
                                                      =======           =======

   Percentage Increase                                 17.6%              21.3%

         Pretax earnings from the Acquisitions Division increased $2.6 million in the first six months of 1996 as compared to the same period of 1995. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's two most recent acquisitions represented a $2.9 million increase. Older acquired blocks represented a $0.3 million decrease in the first six months of 1996 as compared to the same period in 1995.

         Pretax earnings of the Financial Institutions Division were $0.1 million lower in the first six months of 1996 as compared to the same period in 1995. The reinsurance arrangement begun in the first quarter of 1995 to reinsure all of the Division's new credit insurance sales and thereby improve the Division's return on investment, reduced the Division's reported earnings by approximately $1.9 million, which was contemplated when the arrangement was entered into. This decrease was partially offset by the coinsurance of a block of policies in the second quarter of 1996 which resulted in a $1.0 million increase in earnings.

         Group pretax earnings were $1.7 million higher in the first six months of 1996 as compared to the first six months of 1995. Dental earnings improved $3.1 million which was partially offset by a decline in traditional group health earnings.

         The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $19.4 million in the first six months of 1996 and $14.7 million in the corresponding period of 1995. This increase was due to improved operating spreads and to the growth in GIC deposits placed with the Company. At June 30, 1996, GIC deposits totaled $2.5 billion compared to $2.4 billion one year earlier. Realized investment losses associated with this Division in the first six months of 1996 were $4.4 million as compared to realized investment gains of $0.3 million in the same period last year. As a result, total pretax earnings were $15.1 million in the first six months of 1996 compared to $15.0 million for the same period last year.

         The Individual Life Division had pretax operating earnings of $5.9 million in the first six months of 1996 as compared to $8.1 million in the same period of 1995. The decrease was primarily due to higher expenses and to approximately $0.7 million higher life insurance claims in the first six months of 1996 as compared to the same period last year. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $7.0 million in the first six months of 1996 which was $1.1 million lower than the first six months of 1995 in which there were no realized investment gains.

         Investment Products Division pretax operating earnings were $5.8 million which was $3.4 million higher in the first six months of 1996 compared to the same period of 1995. Earnings increased due to growth in variable annuity deposits and due to lower expenses. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $2.1 million as compared to $2.4 million last year, resulting in total pretax earnings of $7.9 million in the first six months of 1996 as compared to $4.8 million in the same period of 1995.

         The Corporate and Other segment consists primarily of net investment income on capital, interest expense on substantially all debt, the Company's 50% owned joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidi aries. Pretax earnings for this segment increased $2.1 million in the first six months of 1996 as compared to the first six months of 1995 due to improved operating results from the Company's joint venture in Hong Kong and increased net investment income on capital.

Income Taxes

         The following table sets forth the effective income tax rates for the periods shown:

     SIX MONTHS
        ENDED                           ESTIMATED EFFECTIVE
       JUNE 30                           INCOME TAX RATES
     ----------                         -------------------
        1995                                   33%
        1996                                   34

         The effective income tax rate for the full year of 1995 was 34%. Management's estimate of the effective income tax rate for 1996 is also 34%.

Net Income

         The following table sets forth net income and the net income per share for the periods shown:

      SIX MONTHS                      NET INCOME
        ENDED             TOTAL                          PERCENTAGE
       JUNE 30        (IN THOUSANDS)    PER SHARE         INCREASE
      ----------      --------------    ---------        ----------
         1995           $36,877          $1.31              8.3%
         1996            44,369           1.51             15.3

         Compared to the same period in 1995, net income per share in the first six months of 1996 increased 15.3%, reflecting improved operating earnings in the Acquisitions, Group, Guaranteed Investment Contracts, and Investment Products Divisions, and the Corporate and Other segment, and higher realized investment gains (net of related amortization of deferred policy acquisition costs), which were partially offset by lower operating earnings in the Financial Institutions and Individual Life Divisions.

Recently Issued Accounting Standards

         In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Company anticipates that the impact of adopting this accounting standard will be immaterial to its financial condition.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations usually produce a positive cash flow. This cash flow is used to fund an investment portfolio to finance future benefit payments. Since future benefit payments largely represent medium- and long-term obligations reserved using certain assumed interest rates, the Company's investments are predominantly in medium- and long-term, fixed-rate investments such as bonds and mortgage loans.

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

         In accordance with Statement of Financial Accounting Standards No. 115, the Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 1996, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $4,462.1 million, which is 1.1% below amortized cost (less allowances for uncollectible amounts on investments) of $4,513.2 million. The Company had $1,463.1 million in mortgage loans at June 30, 1996. While the Company's mortgage loans do not have quoted market values, at June 30, 1996, the Company estimates the market value of its mortgage loans to be $1,545.0 million (using discounted cash flows from the next call date) which is 5.6% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

         For several years the Company has offered a commercial loan product under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $462 million of the Company's mortgage loans have this participation feature.

         At June 30, 1996, delinquent mortgage loans and foreclosed real estate were 0.4% of assets. Bonds rated less than investment grade were 1.7% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 2.2% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to hold its other investments to maturity. The Company's allowance for uncollectible amounts on investments was $31.6 million at June 30, 1996.

         Policy loans at June 30, 1996 were $165.5 million, a decrease of $0.2 million from December 31, 1995 (after excluding the $22.3 million of policy loans associated with the coinsurance of a block of policies in the first quarter of 1996). Policy loan rates are generally in the 4.5% to 8.0% range and at least equal the assumed interest rates used for future policy benefits.

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

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are sometimes used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest-sensitive products such as GICs and annuities. Realized investment gains and losses of such contracts are deferred and amortized over the life of the hedged asset. The Company uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest and from a fixed to a variable rate of interest, and to convert its Senior Notes and Monthly Income Preferred Securities from a fixed rate to a variable rate of interest. At June 30, 1996, related open interest rate swap contracts with a notional amount of $180.3 million were in a $0.3 million net unrealized loss position.

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

         In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at June 30, 1996 to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $345.7 million. The Company's subsidiaries held $116.0 million in cash and short-term investments at June 30, 1996. Protective Life Corporation had an additional $0.9 million in cash and short-term investments available for general corporate purposes.

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

         At June 30,  1996,  Protective  Life  Corporation  had  borrowed  $43.5 million of a $60.0  million  revolving  line of credit and an  additional  $20.0 million of short-term bank borrowings, collectively bearing interest rates averaging 5.8%. The Company's bank borrowings have increased $23.0 million since December 31, 1995. Proceeds were used for general corporate purposes, including the acquisition of a small dental managed care organization, an additional investment in the Hong Kong joint venture, and an investment in an Internet-based insurance distribution system.

         On August 6, 1996, the Company issued $10 million of 7.45% Medium-Term Notes due August 1, 2011. The notes are not callable by the Company prior to maturity. However, the notes are redeemable, at the option of the holder, in limited amounts. Net proceeds of $9.7 million were used to repay bank borrowings.

         Protective Life Corporation's cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal, and management services rendered to the subsidiaries, and investment income. At December 31, 1995, approximately $180 million of consolidated stockholders' equity, excluding net unrealized losses on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. Also, distributions, including cash dividends to Protective Life Corporation from its life insurance subsidiaries, in excess of approximately $322 million, would be subject to federal income tax at rates then effective. The Company does not anticipate involuntarily making distributions that would be subject to income tax.

         Due to the expected growth of the Company's insurance sales, the Company plans to retain substantial portions of the earnings of its life insurance subsidiaries in those companies primarily to support their future growth. Protective Life Corporation's cash disbursements have from time to time exceeded its cash receipts, and these shortfalls have been funded through various external financings. Therefore, Protective Life Corporation may from time to time require additional external financing.

         On May 30, 1996, the Company completed a public offering of 2 million shares of its common stock. Net proceeds of approximately $70.5 million were primarily invested in the Company's insurance company subsidiaries.

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

         The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. Based upon the June 30, 1996 statutory financial reports of the Company's insurance subsidiaries, the Company's insurance subsidiaries are adequately capitalized under the formula.

         Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe that any such assessments will be materially different from amounts already reflected in the financial statements.

         A substantial number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurers, including material amounts of punitive damages that are disproportionate to the actual damages. In some states (including Alabama), juries have substantial discretion in awarding punitive damages, which creates the potential for unpredictable material adverse judgments in any given punitive damage suit. The Company and its subsidiaries, like other life and health insurers, in the course of business are involved in such litigation. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position of the Company.

         The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries.

                                     PART II


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a).    Exhibit 15 - Letter re: unaudited interim financial statements

   (b).    Exhibit 27 - Financial data schedule

   (c). A report on Form 8-K was filed April 24, 1996, concerning the Company's 1996 first quarter earnings press release.

   (d). A report on Form 8-K was filed May 23, 1996 containing Exhibits related to the Registration Statements on Form S-3 (Registration Nos. 33-55063 and 333-03435) of the Company and PLC Capital L.L.C.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PROTECTIVE LIFE CORPORATION




Date: August 12, 1996                    /s/  Jerry W. DeFoor
                                        ----------------------
                                              Jerry W. DeFoor
                                              Vice President and Controller,
                                              and Chief Accounting Officer
                                              (Duly authorized officer)