Form 10-Q
period 1996-09-30
PROTECTIVE LIFE CORP
filed 1996-11-13
CIK 355429

                                    FORM 10-Q
                      ------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to



                         Commission File Number 1-12332

                           Protective Life Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                                 95-2492236
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


                             2801 Highway 280 South
                            Birmingham, Alabama 35223
              (Address of principal executive offices and zip code)

                                 (205) 879-9230
              (Registrant's telephone number, including area code)

                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $.50 par value, outstanding as of November 8, 1996: 30,803,052 shares.

                           PROTECTIVE LIFE CORPORATION



                                      INDEX




Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three and Nine
          Months ended September 30, 1996 and 1995 (unaudited) Consolidated Condensed Balance Sheets as of September 30, 1996
          (unaudited) and December 31, 1995
        Consolidated Condensed Statements of Cash Flows for the
          Nine Months ended September 30, 1996 and 1995 (unaudited)
        Notes to Consolidated Condensed Financial Statements (unaudited)
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K

Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of September 30, 1996, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
October 23, 1996

                           PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER  30                SEPTEMBER  30
                                                                            ------------------------      ----------------------
                                                                              1996           1995           1996            1995
                                                                              ----           ----           ----            ----
REVENUES
  Premium and policy fees (net of reinsurance ceded:
     three months: 1996 - $81,453; 1995 - $79,908;
     nine months: 1996 - $247,988; 1995 - $222,351)                        $110,310       $101,036        $343,111       $310,502
  Net investment income                                                     129,309        123,894         384,149        354,603
  Realized investment gains (losses)                                            861          1,337           5,882          3,401
  Other income                                                               13,465          8,924          38,931         22,395
                                                                          ---------      ---------       ---------      ---------
                                                                            253,945        235,191         772,073        690,901
                                                                          ---------      ---------       ---------      ---------

BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance ceded:
     three months: 1996 - $64,420; 1995 - $54,638;
     nine months: 1996 - $182,201; 1995 - $159,760)                         157,931        141,934         466,692        416,081
  Amortization of deferred policy acquisition costs                          18,822         17,652          70,162         63,218
  Other operating expenses (net of reinsurance ceded:
     three months: 1996 - $24,368; 1995 - $23,173;
     nine months: 1996 - $67,183; 1995 - $58,645)                            45,636         41,901         134,000        120,456
                                                                         ----------     ----------       ---------      ---------

                                                                            222,389        201,487         670,854        599,755
                                                                          ---------     ----------       ---------      ---------

INCOME BEFORE INCOME TAX AND MINORITY
 INTEREST                                                                    31,556         33,704         101,219         91,146

Income tax expense                                                           10,730         12,034          34,415         30,990
                                                                         ----------     ----------       ---------      ---------

INCOME BEFORE MINORITY INTEREST                                              20,826         21,670          66,804         60,156

Minority interest in net income
  of consolidated subsidiaries                                                  804            804           2,413          2,413
                                                                       ------------    -----------     -----------     ----------

NET INCOME                                                               $   20,022      $  20,866      $   64,391      $  57,743
                                                                         ==========      =========      ==========      =========

NET INCOME PER SHARE                                                   $        .64    $       .72    $       2.15    $      2.03
                                                                       ============    ===========    ============    ===========

DIVIDENDS PAID PER SHARE                                               $        .18    $       .16   $         .52    $       .46
                                                                       ============    ===========   =============    ===========

Average shares outstanding                                               31,147,723     28,775,118      29,995,190     28,384,873



See notes to consolidated condensed financial statements




                                           PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Dollars in thousands)
                                                                                   SEPTEMBER 30       DECEMBER 31
                                                                                       1996              1995
                                                                                   -------------      ------------
                                                                                    (Unaudited)
ASSETS
 Investments:
   Fixed maturities                                                                 $4,507,727         $3,892,008
   Equity securities                                                                    56,085             38,711
   Mortgage loans on real estate                                                     1,515,709          1,834,357
   Investment real estate, net                                                          19,352             20,921
   Policy loans                                                                        165,706            143,372
   Other long-term investments                                                          25,712             42,096
   Short-term investments                                                              158,463             53,591
                                                                                   -----------        -----------
      Total investments                                                              6,448,754          6,025,056
 Cash                                                                                   18,206             11,392
 Accrued investment income                                                              69,005             61,007
 Accounts and premiums receivable, net                                                  36,463             38,722
 Reinsurance receivables                                                               349,806            271,018
 Deferred policy acquisition costs                                                     477,344            410,396
 Property and equipment, net                                                            37,049             36,578
 Other assets                                                                           61,856             52,184
 Assets held in separate accounts                                                      488,298            324,904
                                                                                   -----------        -----------
   TOTAL ASSETS                                                                     $7,986,781         $7,231,257
                                                                                    ==========         ==========

LIABILITIES
 Policy liabilities and accruals                                                    $2,589,945         $2,124,486
 Guaranteed investment contract deposits                                             2,514,374          2,451,693
 Annuity deposits                                                                    1,304,141          1,280,069
 Other policyholders' funds                                                            142,368            134,380
 Other liabilities                                                                     161,275            152,042
 Accrued income taxes                                                                   (4,213)            (2,894)
 Deferred income taxes                                                                  24,376             69,520
 Debt                                                                                  139,000            115,500
 Liabilities related to separate accounts                                              488,298            324,904
 Minority interest in consolidated subsidiaries                                         55,000             55,000
                                                                                   -----------        -----------
   TOTAL LIABILITIES                                                                 7,414,564          6,704,700
                                                                                    ----------         ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE C

STOCKHOLDERS' EQUITY
 Preferred Stock, $1 par value
   Shares authorized: 3,600,000; Issued: none
 Junior Participating Cumulative Preferred Stock, $1 par value
   Shares authorized: 400,000; Issued:  none
 Common Stock, $0.50 par value
   Shares authorized: 80,000,000
   Issued: 1996 - 33,336,462; 1995 - 31,336,462                                         16,668             15,668
 Additional paid-in capital                                                            166,704             96,371
 Net unrealized gains (losses) on investments
   (net of income tax: 1996 - $(9,328); 1995 - $31,157)                                (17,323)            57,863
 Retained earnings                                                                     422,970            373,922
 Treasury stock (1996 - 2,533,410 shares; 1995 - 2,561,344 shares)                     (11,877)           (12,008)
 Unallocated stock in Employee Stock Ownership Plan
   (1996 - 774,058 shares; 1995 - 793,804 shares)                                       (4,925)            (5,259)
                                                                                  ------------       ------------
 TOTAL STOCKHOLDERS' EQUITY                                                            572,217            526,557
                                                                                   -----------        -----------
                                                                                    $7,986,781         $7,231,257
                                                                                    ==========         ==========
See notes to consolidated condensed financial statements

                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                                --------------------
                                                                                                1996            1995
                                                                                                ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                               $    64,391    $    57,743
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of deferred policy acquisition costs                                       70,162         63,218
        Capitalization of deferred policy acquisition costs                                    (70,124)       (61,287)
        Depreciation expense                                                                     5,114          4,277
        Deferred income taxes                                                                   (4,659)        (6,966)
        Accrued income taxes                                                                    (1,319)        11,088
        Interest credited to universal life and investment products                            206,763        213,303
           Policy fees assessed on universal life and investment products                      (84,362)       (74,772)
        Change in accrued investment income and other receivables                              (78,861)      (116,181)
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                               53,996        131,345
        Change in other liabilities                                                              8,619         (5,964)
        Other (net)                                                                            (11,792)        (1,381)
                                                                                           -----------    -----------
  Net cash provided by operating activities                                                    157,928        214,423
                                                                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                         494,088        219,760
        Other                                                                                   94,816         49,536
  Sale of investments
        Investments available for sale                                                         769,357        863,479
        Other                                                                                  561,440          4,243
  Cost of investments acquired
        Investments available for sale                                                      (2,112,193)    (1,322,651)
        Other                                                                                 (335,397)      (243,788)
  Acquisitions and bulk reinsurance assumptions                                                172,726         (7,550)
  Purchase of property and equipment                                                            (6,040)        (5,283)
  Sale of property and equipment                                                                   455            136
                                                                                         -------------  -------------
  Net cash used in investing activities                                                       (360,748)      (442,118)
                                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                          840,484      1,032,400
  Principal payments on line of credit arrangements and debt                                  (816,984)      (989,900)
  Issuance of Common Stock                                                                      70,538
  Purchase of treasury stock                                                                                       (3)
  Dividends to stockholders                                                                    (15,343)       (12,995)
  Investment product deposits and changes in universal life deposits                           842,765        734,707
  Investment product withdrawals                                                              (711,826)      (535,234)
                                                                                           -----------    -----------
  Net cash provided by financing activities                                                    209,634        228,975
                                                                                          ------------    -----------

INCREASE (DECREASE) IN CASH                                                                      6,814          1,280
CASH AT BEGINNING OF PERIOD                                                                     11,392          4,468
                                                                                          ------------   ------------
CASH AT END OF PERIOD                                                                     $     18,206   $      5,748
                                                                                          ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
     Interest on debt                                                                       $    9,389      $   9,740
     Income taxes                                                                           $   38,971      $  25,648

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissuance of treasury stock to ESOP                                                      $      669      $     350
  Unallocated stock in ESOP                                                                 $      334      $     333
  Reissuance of treasury stock                                                              $      258      $     362
  Acquisitions
     Assets acquired                                                                        $  200,737      $  10,394
     Liabilities assumed                                                                      (253,480)       (25,651)
     Reissuance of treasury stock                                                                             (30,681)
                                                                                           -------------   ----------
     Net                                                                                    $  (52,743)     $ (45,938)
                                                                                            ===========     =========
See notes to consolidated condensed financial statements

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - ISSUANCE OF COMMON STOCK

         On May 30, 1996, the Company issued 2 million shares of its common stock in a public offering at an issue price of $37.25 per share. Proceeds from the issuance, net of underwriting fees and other expenses, amounted to approximately $70.5 million.

NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is contingently liable to obtain a $20 million letter of credit under indemnity agreements with its directors. These agreements provide insurance protection in excess of the directors and officers liability insurance in force at the time up to $20 million. Should certain events occur constituting a change in control of the Company, the Company must obtain the letter of credit upon which directors may draw for defense or settlement of any claim relating to performance of their duties as directors. Although the Company has indemnification agreements with certain of its officers providing up to $10 million in indemnification, the officers' agreements do not require the Company to obtain a letter of credit.

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

         The Company and its subsidiaries, like other life and health insurers, are involved in lawsuits, in which the plaintiff may seek punitive damage awards in addition to compensatory damage awards. In addition, insurers frequently are the target of class-action lawsuits. To date, no lawsuit has resulted in the award of any material amount of damages against the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that no pending or threatened litigation is reasonably likely to have a material adverse effect on the financial position of the Company.

NOTE D - BUSINESS SEGMENTS

         The Company operates predominantly in the life and accident and health insurance industry. The following table sets forth total revenues, income (loss) before income tax and minority interest, and identifiable assets of the Company's business segments.

                                            NINE MONTHS ENDED SEPTEMBER 30
                                     -------------------------------------------
                                               1996                   1995
                                               ----                   ----
                                      AMOUNT      PERCENT      AMOUNT   PERCENT
                                      ------      -------      ------   -------
                                                (dollars in thousands)
TOTAL REVENUES:
  Acquisitions                       $157,565       20.4%     $144,712    21.0%
  Financial Institutions               69,453        9.0        60,043     8.7
  Group                               151,767       19.7       134,909    19.5
  Guaranteed Investment
     Contracts                        153,720       19.9       150,221    21.7
  Individual Life                     133,958       17.4       108,553    15.7
  Investment Products                  85,949       11.1        79,250    11.5
  Corporate and Other                  13,871        1.8        12,604     1.8
  Unallocated Realized
     Investment Gains (Losses)          5,790        0.7           609     0.1
                                   ----------     ------    ----------  ------
                                     $772,073      100.0%     $690,901   100.0%
                                     ========      =====      ========   =====

INCOME (LOSS) BEFORE INCOME
  TAX AND MINORITY INTEREST:
  Acquisitions                       $ 38,252       37.8%     $ 34,481    37.8%
  Financial Institutions                6,893        6.8         6,036     6.6
  Group                                 2,821        2.8         7,961     8.7
  Guaranteed Investment
     Contracts                         22,299       22.0        22,524    24.7
  Individual Life                      11,502       11.4        12,029    13.2
  Investment Products                   9,822        9.7         6,343     7.0
  Corporate and Other                   3,840        3.8         1,163     1.3
  Unallocated Realized
     Investment Gains (Losses)          5,790        5.7           609     0.7
                                    ---------     ------    ----------  ------
                                     $101,219      100.0%    $  91,146   100.0%
                                     ========      =====     =========   =====

                                      SEPTEMBER 30, 1996      DECEMBER 31, 1995
                                      ------------------      -----------------
                                      AMOUNT     PERCENT      AMOUNT    PERCENT
                                      ------     -------      ------    -------
                                                (dollars in thousands)
IDENTIFIABLE ASSETS:
  Acquisitions                     $1,465,249      18.3%     $1,255,542   17.4%
  Financial Institutions              374,707       4.7         268,782    3.7
  Group                               281,782       3.5         278,094    3.8
  Guaranteed Investment
     Contracts                      2,634,356      33.0       2,537,045   35.1
  Individual Life                     989,661      12.4         890,198   12.3
  Investment Products               1,769,445      22.2       1,580,519   21.9
  Corporate and Other                 471,581       5.9         421,077    5.8
                                  -----------    ------     -----------  -----
                                   $7,986,781     100.0%     $7,231,257  100.0%
                                   ==========     =====      ==========  =====

NOTE E - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1996 and for the nine months then ended, the Company's life insurance subsidiaries had stockholder's equity and net income prepared in conformity with statutory reporting practices of $458.9 million and $79.5 million, respectively.

NOTE F - INVESTMENTS

         As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of stockholders' equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect the Company's operations, its reported stockholders' equity will fluctuate significantly as interest rates change.

         The Company's balance sheets at September 30, 1996 and December 31, 1995, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                      SEPTEMBER 30, 1996      DECEMBER 31, 1995
                                      ------------------      -----------------
                                                   (IN THOUSANDS)

  Total investments                     $6,477,411                $5,919,787
  Deferred policy acquisition costs        475,338                   426,645
  All other assets                       1,060,683                   795,805
                                        ----------               -----------
                                        $8,013,432                $7,142,237
                                        ==========                ==========

  Deferred income taxes                $    33,704               $    38,364
  All other liabilities                  7,390,188                 6,635,179
                                        ----------                ----------
                                         7,423,892                 6,673,543
  Stockholders' equity                     589,540                   468,694
                                       -----------               -----------
                                        $8,013,432                $7,142,237
                                        ==========                ==========


NOTE G - RECENTLY ADOPTED ACCOUNTING STANDARDS

         At January 1, 1996, the Company adopted SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Contracts"; SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of"; and SFAS No. 122, "Accounting for Mortgage Servicing Rights." The adoption of these accounting standards did not have a material effect on the Company's financial statements.

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


                              RESULTS OF OPERATIONS


Premiums and Policy Fees

         The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                               PREMIUMS AND POLICY FEES
     NINE MONTHS                                PERCENTAGE
        ENDED               AMOUNT               INCREASE/
    SEPTEMBER 30        (IN THOUSANDS)          (DECREASE)

        1995               $310,502                 7.3%
        1996                343,111                10.5

         Premiums and policy fees increased $32.6 million or 10.5% in the first nine months of 1996 over the first nine months of 1995. The coinsurance by the Acquisitions Division of a block of policies in the first quarter of 1996 resulted in a $12.1 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $7.7 million decrease in premiums and policy fees. Premium and policy fees from the Financial Institutions Division increased $5.6 million the first nine months of 1996 as compared to the first nine months of 1995. This resulted from the reinsurance of a block of policies in the second quarter of 1996 representing a $26.9 million increase in premiums and policy fees. This increase was largely offset by decreases resulting from a reinsurance arrangement begun in 1995, whereby all of the Division's new credit insurance sales are ceded to a reinsurer. Premium and policy fees from the Group Division increased $6.3 million in the first nine months of 1996 as compared to the same period in 1995. Premium and policy fees related to the Division's dental business increased $14.9 million in the first nine months of 1996 as compared to the same period in 1995. This increase was partially offset by a reduction to premiums related to a refund of premiums to certain cancer insurance policyholders and to decreases in traditional group health premiums. Increases in premiums and policy fees from the Individual Life and Investment Product Divisions were $13.1 million and $2.8 million, respectively.

         On October 7, 1996 the Company announced that it will make voluntary refunds to certain of its cancer insurance policyholders and will reduce premium rates charged to such policyholders until certain conditions are met. The estimated refunds reduced the Group Division's premiums and policy fees, as noted above.

Net Investment Income

         The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

 NINE MONTHS                  NET INVESTMENT INCOME
    ENDED                 AMOUNT              PERCENTAGE
 SEPTEMBER 30        (IN THOUSANDS)            INCREASE

    1995                $354,603                16.4%
    1996                 384,149                 8.3

         Net investment income in the first nine months of 1996 was $29.5 million or 8.3% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. The assumption of a block of policies in the first quarter of 1996 and a block of policies in the second quarter of 1996 resulted in an increase in net investment income of $13.5 million in the first nine months of 1996 as compared to the same period in 1995.

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

         The following table sets forth realized investment gains for the periods shown:

  NINE MONTHS                       REALIZED
    ENDED                        INVESTMENT GAINS
 SEPTEMBER 30                     (IN THOUSANDS)

    1995                              $3,401
    1996                               5,882

         Realized investment gains for the first nine months of 1996 were $2.5 million higher than the corresponding period of 1995. In the 1996 first quarter, the Company sold $554 million of its commercial mortgage loans in a securitization transaction, resulting in a $6.1 million realized investment gain.

Other Income

         The following table sets forth other income for the periods shown:

         NINE MONTHS
           ENDED                     OTHER INCOME
        SEPTEMBER 30                (IN THOUSANDS)

           1995                         $22,395
           1996                          38,931

         Other income consists primarily of revenues of the Company's dental managed care plans and broker-dealer subsidiary, fees from administrative-services-only types of group accident and health insurance contracts, and revenues of the Company's wholly-owned insurance marketing organizations and other small noninsurance subsidiaries. Other income in the first nine months of 1996 was $16.5 million higher than the corresponding period of 1995. On March 20, 1995, the Company completed its acquisition of National Health Care Systems of Florida, Inc. ("NHCS" also known as "DentiCare"), based in Jacksonville, Florida. The acquisition resulted in a $9.0 million increase in other income in the first nine months of 1996. Revenues from the Company's broker-dealer subsidiary increased $3.2 million in the first nine months of 1996 as compared to the same period in 1995. Other income from all other sources increased $4.3 million in the first nine months of 1996 as compared with the first nine months of 1995.

Income Before Income Tax and Minority Interest

         The following table sets forth income or loss before income tax and minority interest by business segment for the periods shown:

                                                INCOME (LOSS) BEFORE INCOME TAX
                                                      AND MINORITY INTEREST
                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                         (IN THOUSANDS)
         BUSINESS SEGMENT                          1995                1996
         ----------------                          ----                ----

 Acquisitions                                    $34,481            $ 38,252
 Financial Institutions                            6,036               6,893
 Group                                             7,961               2,821
 Guaranteed Investment Contracts                  22,524              22,299
 Individual Life                                  12,029              11,502
 Investment Products                               6,343               9,822
 Corporate and Other                               1,163               3,840
 Unallocated Realized Investment Gains(Losses)       609               5,790
                                                 -------            --------
                                                 $91,146            $101,219
                                                 =======            ========

 Percentage Increase                               17.7%               11.1%

         Pretax earnings from the Acquisitions Division increased $3.8 million in the first nine months of 1996 as compared to the same period of 1995. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's two most recent acquisitions resulted in a $5.9 million increase in pretax earnings. Older acquired blocks represented a $2.1 million decrease in the first nine months of 1996 as compared to the same period in 1995.

         Pretax earnings of the Financial Institutions Division were $0.9 million higher in the first nine months of 1996 as compared to the same period in 1995. Included in the Division's 1996 results are earnings of $2.1 million from the coinsurance of a block of policies in the second quarter of 1996. The reinsurance arrangement begun in the first quarter of 1995 to reinsure all of the Division's new credit insurance sales and thereby improve the Division's return on investment, reduced the Division's reported earnings by approximately $3.8 million, which was contemplated when the arrangement was entered into.

         Group Division pretax earnings were $5.1 million lower in the first nine months of 1996 as compared to the first nine months of 1995. The previously discussed estimate for the refund of cancer premiums and related expenses resulted in a $6.8 million decrease in the Division's pretax earnings. Dental earnings improved $3.5 million and traditional group health earnings declined by $1.8 million.

         The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $30.1 million in the first nine months of 1996 and $23.3 million in the corresponding period of 1995. This increase was due to improved operating spreads and to the growth in GIC deposits placed with the Company. Realized investment losses associated with this Division in the first nine months of 1996 were $7.8 million as compared to $0.8 million in the same period last year. As a result, total pretax earnings were $22.3 million in the first nine months of 1996 compared to $22.5 million for the same period last year.

         The Individual Life Division had pretax operating earnings of $10.4 million in the first nine months of 1996 as compared to $12.0 million in the same period of 1995. The decrease was primarily due to higher expenses in the first nine months of 1996 as compared to the same period last year. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $11.5 million in the first nine months of 1996 which was $0.5 million lower than the first nine months of 1995 in which there were no realized investment gains.

         Investment Products Division pretax operating earnings were $7.4 million which was $3.2 million higher in the first nine months of 1996 compared to the same period of 1995. Earnings increased due to growth in variable annuity deposits and due to lower expenses. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $2.4 million as compared to $2.1 million last year, resulting in total pretax earnings of $9.8 million in the first nine months of 1996 as compared to $6.3 million in the same period of 1995.

         The Corporate and Other segment consists primarily of net investment income on capital, interest expense on substantially all debt, the Company's 50% owned joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment increased $2.7 million in the first nine months of 1996 as compared to the first nine months of 1995 due to improved operating results from the Company's joint venture in Hong Kong and increased net investment income on capital.

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

Net Income

         The following table sets forth net income and the net income per share for the periods shown, and the percentage change from the prior period:

  NINE MONTHS                     NET INCOME
     ENDED             TOTAL                   PERCENTAGE
  SEPTEMBER 30    (IN THOUSANDS)   PER SHARE    INCREASE

     1995             $57,743        $2.03        7.4%
     1996              64,391         2.15        5.9

         Compared to the same period in 1995, net income per share in the first nine months of 1996 increased 5.9%, reflecting improved operating earnings in the Acquisitions, Financial Institutions, Guaranteed Investment Contracts, and Investment Products Divisions, and the Corporate and Other segment, and higher realized investment gains (net of related amortization of deferred policy acquisition costs), which were partially offset by lower operating earnings in the Group and Individual Life Divisions.

Recently Issued Accounting Standards

         In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Company anticipates that the impact of adopting this accounting standard will be immaterial to its financial condition. This statement is effective for transactions entered into after January 1, 1997.

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

         Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Surrender charges for these products generally are sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered. GICs and certain annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

         The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 1996, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $4,507.7 million, which is 0.7% below amortized cost (less allowances for uncollectible amounts on investments) of $4,541.2 million. The Company had $1,515.7 million in mortgage loans at September 30, 1996. While the Company's mortgage loans do not have quoted market values, at September 30, 1996, the Company estimates the market value of its mortgage loans to be $1,619.8 million (using discounted cash flows from the next call date) which is 6.9% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

         For several years the Company has offered a commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $487 million of the Company's mortgage loans have this participation feature.

         At September 30, 1996, delinquent mortgage loans and foreclosed real estate were 0.4% of assets. Bonds rated less than investment grade were 1.7% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 2.7% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to hold its other investments to maturity. The Company's allowance for uncollectible amounts on investments was $31.6 million at September 30, 1996.

         Policy loans at September 30, 1996 were $165.7 million, unchanged from December 31, 1995 (after excluding the $22.3 million of policy loans associated with the coinsurance of a block of policies in the first quarter of 1996). Policy loan rates are generally in the 4.5% to 8.0% range and at least equal the assumed interest rates used for future policy benefits.

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

         The Company's asset/liability matching practices involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is the Company's policy to generally maintain asset and liability durations within 10% of one another, although from time to time broader duration matching is allowed.

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are sometimes used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest-sensitive products such as GICs and annuities. Realized investment gains and losses of such contracts are deferred and amortized over the life of the hedged asset. The Company uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest and from a fixed to a variable rate of interest, and to convert its Senior Notes and Monthly Income Preferred Securities from a fixed rate to a variable rate of interest. At September 30, 1996, related open interest rate swap contracts with a notional amount of $230.3 million were in a $1.3 million net unrealized loss position.

         Withdrawals related to GICs were approximately $800 million during 1995. Withdrawals related to GICs are estimated to be approximately $700 million in 1996. The Company's asset/liability matching practices take into account maturing contracts. Accordingly, the Company does not expect maturing contracts to have an unusual effect on the future operations and liquidity of the Company.

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

         In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at September 30, 1996 to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $283.8 million. The Company's subsidiaries held $176.1 million in cash and short-term investments at September 30, 1996. Protective Life Corporation had an additional $0.6 million in cash and short-term investments available for general corporate purposes.

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

         During the third quarter of 1996, the Company issued $20 million (in two separate offerings) of 7.45% Medium-Term Notes due in 2011. Net proceeds of $19.4 million were used to repay bank borrowings. The Company has on file with the Securities and Exchange Commission a shelf registration to issue up to an additional $25 million of debt securities.

         At September 30, 1996, Protective Life Corporation had borrowed $44.0 million of a $70.0 million revolving line of credit bearing interest rates averaging 5.8%. The Company's bank borrowings have increased $3.5 million, net of repayments, since December 31, 1995. Proceeds were used for general corporate purposes, including the acquisition of a small dental managed care organization, an additional investment in the Hong Kong joint venture, and an investment in an Internet-based insurance distribution system.

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

         On May 30, 1996, the Company completed a public offering of 2 million shares of its common stock. Net proceeds of approximately $70.5 million were primarily invested in the Company's insurance company subsidiaries to support future growth.

         The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. Based upon the September 30, 1996 statutory financial reports of the Company's insurance subsidiaries, the Company's insurance subsidiaries are adequately capitalized under the formula.

         Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe that any such assessments will be materially different from amounts already reflected in the financial statements.

         A substantial number of class action and other civil lawsuits have been filed against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial settlements with, or judgments against, the insurers, including material amounts of punitive damages that are disproportionate to the actual damages. In some states (including Alabama), juries have substantial discretion in awarding punitive damages, which creates the potential for unpredictable material adverse judgments in any given punitive damage suit. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. The Company and its subsidiaries, like other life and health insurers, in the course of business are involved in such litigation. Pending litigation includes a class action filed in Jefferson County (Birmingham), Alabama with respect to the previously discussed cancer premium refunds. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position of the Company.

         The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries.

                                     PART II


Item 6.          Exhibits and Reports on Form 8-K

          (a).   Exhibit 10(1) - The Company's 1996 Stock Incentive Plan

                 Exhibit 10(2) - Specimen letter confirming grants under
                                 the Company's 1996 Stock Incentive Plan

                 Exhibit 15 - Letter re: unaudited interim financial statements

                 Exhibit 27 - Financial data schedule

          (b).   A report on Form 8-K was filed July 24, 1996,  reporting  under
                 Item 5 the Company's 1996 second quarter earnings press release.

                 A report on Form 8-K was filed July 31, 1996 filing under Item 7 certain Exhibits related to the Registration Statements on Form S-3 (Registration Nos. 33-55063, 333-03435 and 33-52831)
                 of the Company and PLC Capital L.L.C.

                 A report on Form 8-K was filed  September 15, 1996 filing under
                 Item 7 certain Exhibits related to the Registration Statements on Form S-3 (Registration Nos. 33-55063, 333-03435 and 33-52831) of the Company and PLC Capital L.L.C.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PROTECTIVE LIFE CORPORATION




Date: November 12, 1996             /s/  Jerry W. DeFoor
                                    --------------------
                                    Jerry W. DeFoor
                                    Vice President and Controller,
                                    and Chief Accounting Officer
                                    (Duly authorized officer)