Form 10-K405
period 1996-12-31
PROTECTIVE LIFE CORP
filed 1997-03-27
CIK 355429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1996 Commission File Number 1-12332

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

                          Common Stock, $0.50 Par Value
        Junior Participating Cumulative Preferred Stock, $1.00 Par Value
 PLC Capital L.L.C. 9% Cumulative Monthly Income Preferred Securities, Series A
                 Guarantee Issued for the Benefit of Holders of PLC Capital L.L.C. 9% Cumulative Monthly Income Preferred Securities, Series A
                                (Title of class)

                              Name of each exchange
                               on which registered
                             New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                        Preferred Stock, $1.00 Par Value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 7, 1997: $1,080,660,330
Number of shares of Common Stock, $0.50 Par Value, outstanding as of
March 7, 1997:  30,807,526

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report To Stockholders (the "1996 Annual Report To Stockholders") are incorporated by reference into Parts I, II, and IV of this Report.

Portions of the Registrant's Proxy Statement dated March 27, 1997, are incorporated by reference into Part III of this Report.

                           PROTECTIVE LIFE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                     PART I
                                                                      Page

Item 1.       Business............................................

Item 2.       Properties..........................................

Item 3.       Legal Proceedings...................................

Item 4.       Submission of Matters to a Vote of Security Holders.


                                     PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Stockholder Matters.............................

Item 6.       Selected Financial Data...................................

Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................

Item 8.       Financial Statements and Supplementary Data...............

Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant...

Item 11.      Executive Compensation...............................

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management..............................................

Item 13.      Certain Relationships and Related Transactions.......

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.............................................

                                                      PART I

Item 1.   Business

         Protective Life Corporation is an insurance holding company, whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. The Company also participates in a joint venture which owns a life insurance company in Hong Kong. Founded in 1907, Protective Life Insurance Company ("Protective Life") is the Company's principal operating subsidiary. Unless the context otherwise requires, the "Company" refers to the consolidated group of Protective Life Corporation and its subsidiaries. The Company has six operating divisions:
Acquisitions, Financial Institutions, Group, Guaranteed Investment Contracts, Individual Life, and Investment Products. The Company also has an additional business segment which is described herein as Corporate and Other.

         Additional information concerning the Company's divisions may be found in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSs OF OPERATIONS - RESULTS OF OPERATIONS" and Note J to Consolidated Financial
Statements in the Company's 1996 Annual Report to Stockholders, which are incorporated herein by reference.

         Copies of the Company's Proxy Statement and 1996 Annual Report to Stockholders will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Stockholder Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 868-3573, FAX (205) 868-3541. The information incorporated herein by reference is also electronically accessible through the Internet from the "EDGAR Database of Corporate Information" on the Securities and Exchange Commission's World Wide Web site (http://www.sec.gov).

Acquisitions Division

         The Company actively seeks to acquire blocks of insurance policies. These acquisitions may be accomplished through acquisitions of companies or through the assumption or reinsurance of policies. Most acquisitions do not include the acquisition of an active sales force, but some do. Blocks of policies acquired through the Acquisitions Division are usually administered as "closed" blocks; i.e., no new policies are sold. Therefore, the amount of insurance in force for a particular acquisition is expected to decline with time due to lapses and deaths of the insureds.

         The Division focuses solely on acquiring, converting, and servicing business acquired from other companies. Thirty-eight transactions have been entered into since 1970, including 11 since 1989. Generally, the Division focuses on transactions in the $10 million to $50 million range, although the Division does consider larger transactions. Management believes a favorable environment for acquisitions will likely continue into the immediate future. Insurance companies may seek to raise capital by selling blocks of policies or may sell blocks of policies in conjunction with programs to narrow strategic focus. In addition, smaller companies may face difficulties in marketing and thus may seek to be acquired. However, it appears that other companies are entering this market; therefore, the Company may face increased competition for future acquisitions.

         Several states have enacted statutes that decreased the attractiveness of assumption reinsurance transactions and increased the attractiveness of coinsurance transactions. In coinsurance transactions, the seller remains liable with respect to the coinsured policies should the buyer fail to fulfill its obligations under the coinsurance agreement. This has caused sellers to place more emphasis on the financial condition and acquisition experience of the purchaser. Management believes this favorably impacts the Company's competitive position.

         Total revenues and income before income tax from the Acquisitions Division are expected to decline with time unless new acquisitions are made. Therefore, the Division's revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity.

         In 1994, the Division coinsured a small block of payroll deduction policies in the second quarter and coinsured a block of 130,000 policies in the fourth quarter. In the second quarter of 1995, the Division coinsured a block of 28,000 policies. In January 1996, the Division coinsured a block of 38,000 policies. In December 1996, the Division acquired Community National Assurance Company with 16,000 policies and coinsured a related block of 22,000 policies.

Financial Institutions Division

         The Financial Institutions Division specializes in marketing insurance products through commercial banks, savings and loan associations, and mortgage bankers. The Division markets an array of life and health products, which cover consumer and mortgage loans made by financial institutions. The Division also markets life and health products through the consumer finance industry and through automobile dealerships. The Division markets through employee field representatives, independent brokers, and a wholly-owned subsidiary. The
Division also offers certain products through direct mail solicitation to customers of financial institutions. In 1992, the Company acquired the credit insurance business of Durham Life Insurance Company which more than doubled the size of the Division. In 1996, the Division coinsured a closed block of credit insurance policies. The demand for credit life and credit health insurance is related to the general level of loan demand.

         In 1995, the Division entered into a reinsurance arrangement whereby most of the Division's new credit insurance sales are being ceded to a reinsurer. In the second quarter of 1995, the Division also ceded a block of older policies. Though these reinsurance transactions will reduce the Division's earnings, the Division's return on investment is expected to improve.

Group Division

         The Group Division manufactures, distributes, and services group, dental, cancer, and payroll deduction insurance products. The Division is placing marketing emphasis on dental products which are distributed through the Division's existing distribution system, as well as through joint marketing arrangements with independent marketing organizations and reinsurance contracts with other insurers. In addition, the Division has established a special marketing unit to sell dental and other products through mail and telephone solicitations.

     In 1995, the Company acquired National Health Care Systems of Florida, Inc. ("NHCS" also known as "DentiCare"), based in Jacksonville, Florida. DentiCare operated prepaid dental plans (also referred to as dental health maintenance organizations or dental capitation plans) primarily in Florida, Tennessee, Georgia, and Alabama. In 1996, NHCS acquired an additional prepaid dental plan and a dental health maintenance organization, both of which also operated under the trade name "Denticare," in Oklahoma, Arkansas, and Missouri. DentiCare had approximately 385,000 members at December 31, 1996. In early 1997, NHCS agreed to acquire a dental health maintenance organization with approximately 18,000 members in Wisconsin, and another with approximately 14,000 members in Texas. The Division distributes its dental managed care and insurance products through the same distribution channels.

         Approximately 83% of the Division's sales and 35% of premiums and policy fees (including premium equivalents) in 1996 came from dental products. It is anticipated that most of the growth in the Division's premiums and policy fee income will be from dental products.

         The Division offers substantially all forms of group insurance customary in the industry, making available complete packages of life and accident and health insurance to employers. The life and accident and health insurance packages offered by this Division include hospital and medical coverages as well as dental and disability coverages. To address rising health care costs, the Division provides cost containment services such as utilization review and catastrophic case management. The Division markets its group insurance products primarily in the southeastern and southwestern United States using the services of brokers who specialize in group products. Group policies are directed primarily at employers and associations with between 25 and 1,000 employees. The Division also markets group insurance to small employers through a marketing organization affiliated with an insurer, and reinsures the business produced by the marketing organization. The Division receives a ceding commission from these arrangements. The Division also offers an individual cancer insurance policy marketed through a nationwide network of agents.

Guaranteed Investment Contracts Division

         Guaranteed investment contracts ("GICs") are contracts, issued to a 401(k) or other retirement savings plan, which guarantee a fixed return on deposits for a specified period and often provide flexibility for withdrawals, in keeping with the benefits provided by the plan. The Company also offers related products through this Division, including fixed rate contracts offered to the trustees of municipal bond proceeds, floating rate contracts issued to bank trust departments, and long-term annuity contracts used to fund certain state obligations.

         Life insurer credit concerns and a demand shift to non-traditional GIC alternatives and equity based products have generally caused the GIC market to contract somewhat, although broadening the Division's product offerings has allowed it to maintain strong sales.

         Most GIC contracts written by the Company have maturities of three to five years. Prior to 1993, few GIC contracts were maturing because the contracts were newly written. Therefore, GIC account balances grew at a significant rate. Beginning in 1993, GIC contracts began to mature as contemplated when the contracts were sold. Hence, the rate of growth in GIC deposits has decreased as the amount of maturing contracts has increased.

Individual Life Division

     The Individual Life Division primarily utilizes a distribution system based on experienced independent personal producing general agents who are recruited by regional sales managers. At

December 31, 1996, there were 24 regional sales managers located throughout the United States. Approximately 62% of the Division's 1996 sales came from this distribution system. In addition, the Division distributes insurance products in the life insurance brokerage market, representing approximately 32% of sales.

         The Division also distributes insurance products through the payroll deduction market and through stockbrokers and banks, and the Division offers its products to other insurance companies and their distribution systems under private label arrangements.

         Marketing emphasis is placed on the Division's various universal life products and products designed to compete in the term marketplace. The Division emphasizes back-end loaded universal life policies, both variable and fixed, which reward the continuing policyholder and which should help maintain the persistency of its universal life business. The products designed to compete in the term marketplace are term-like policies with guaranteed level premiums for the first 10, 15, or 20 years which provide a competitive net cost to the insured. The Division has experienced increased sales even though the life insurance industry is a mature industry.

         The Division also includes ProEquities, Inc. ("PES"), an affiliated securities broker-dealer. Through PES, members of the Division's field force who are licensed to sell securities can sell stocks, bonds, mutual funds, and investment products that may be manufactured or issued by companies other than the Company.

Investment Products Division

         The Investment Products Division manufactures, sells, and supports annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Individual Life Division. Some of the Division's annuity products are also sold through PES.

         Since 1990, the Division has offered modified guaranteed annuity products which guarantee an interest rate for a fixed period. Because contract values are "market-value adjusted" upon surrender prior to maturity, these products afford the Company a measure of protection from changes in interest rates. In 1992, the Division ceased most new sales of single premium deferred annuities. In 1994, the Division introduced a variable annuity product which offers the policyholder the opportunity to invest in mutual funds managed by Goldman Sachs Asset Management and its affiliates. Variable annuity products represented approximately 46% of the Division's 1996 sales. The demand for annuity products is related to the general level of interest rates and performance of the equity markets.

Corporate and Other

         The Corporate and Other segment consists of several small insurance lines of business, net investment income and expenses not attributable to the business segments described above (including net investment income on capital and interest on substantially all debt), and the operations of several small subsidiaries. The earnings of this segment may fluctuate from year to year.

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

Insurance in Force

     The Company's total consolidated life insurance in force at December 31, 1996 was $69.3 billion. The following table shows sales by face amount and insurance in force for the Company's business segments.


                                                                             Year Ended December 31

                                                 1996           1995          1994          1993         1992
                                            -------------  --------------------------------------------------
                                                                     (dollars in thousands)
New Business Written
   Financial Institutions..............      $ 3,956,581    $ 3,563,177  $  2,524,212  $  2,776,276   $  1,149,265
   Group...............................          115,748        119,357       184,429       252,345        328,258
   Individual Life.....................        9,245,002      7,564,983     6,329,630     4,440,510      4,877,038
                                            ------------   ------------ -------------  ------------   ------------
        Total..........................      $13,317,331    $11,247,517  $  9,038,271  $  7,469,131   $  6,354,561
                                             ===========    ===========  ============  ============   ============

Business Acquired
   Acquisitions........................     $  1,286,673    $ 6,129,159  $  4,756,371  $ 4,378,812    $ 1,302,330
   Financial Institutions..............        1,607,463                                                1,432,338
                                            ------------   ------------  ------------  -----------   ------------
        Total..........................     $  2,894,136    $6,129,159   $  4,756,371  $ 4,378,812   $  2,734,668
                                            ============   ============  ============  ===========   ============

Insurance in Force at End of Year(1)
   Acquisitions........................      $20,037,857    $16,778,359  $ 11,728,569   $ 8,452,114   $ 3,836,066
   Financial Institutions..............        7,468,761      6,233,256     4,841,318     4,306,179     3,690,610
   Group...............................        6,054,947      6,371,313     7,464,501     6,716,724     6,315,410
   Individual Life.....................       35,765,841     32,500,935    25,843,232    22,975,577    20,634,927
                                             -----------    -----------  ------------   -----------    -----------
        Total..........................      $69,327,406    $61,883,863   $49,877,620   $42,450,594   $34,477,013
                                             ===========    ===========   ===========   ===========    ===========


(1)     Reinsurance  assumed  has  been  included;  reinsurance  ceded  (1996  -
        $18,840,221;   1995-$17,524,366;   1994-  $8,639,272;   1993-$7,484,566;
        1992-$6,982,127) has not been deducted.


         The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions and assumptions was:

                                                           Ratio of
        Year Ended                                        Voluntary
        December 31                                      Terminations

          1992........................................       9.0%
          1993........................................       8.7
          1994........................................       7.0
          1995........................................       6.9
          1996........................................       6.4

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

                                     Guaranteed            Modified
                 Year Ended          Investment           Guaranteed                Fixed              Variable
                 December 31          Contracts            Annuities              Annuities            Annuities
                 -----------         ----------           ----------              ---------            ---------
                                                                        (dollars in thousands)

                     1992             $1,694,530           $299,608               $374,451
                     1993              2,015,075            468,689                537,053
                     1994              2,281,673            661,359                542,766            $170,454
                     1995              2,451,693            741,849                472,656             392,237
                     1996              2,474,728            862,747                390,461             624,714

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

         The Company's insurance subsidiaries require blood samples to be drawn with individual insurance applications for coverage at age 16 and above except in the payroll deduction market where the face amount must be $100,000 or more before blood testing is required. Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

         Group insurance underwriting policies are administered by experienced group underwriters. The underwriting policies are designed for single employer groups. Initial premium rates are based on prior claim experience and manual premium rates with relative weights depending on the size of the group and the nature of the benefits.

Investments

          The types of assets in which the Company may invest are influenced by state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the composition of the investment portfolio by asset type and credit exposure. Because liquidity is important, the Company continually balances maturity, yield, and quality considerations in selecting new investments.

         The following table shows the Company's investments at December 31, 1996 valued on the basis of generally accepted accounting principles.

                                                                                           Percent of Total
                                                                Asset Value                  Investments
                                                          (dollars in thousands)
        Fixed maturities:
          Bonds:
             Mortgage-backed securities                         $2,202,093                        33.6%
             United States Government
                and government agencies
                and authorities                                    347,602                         5.3
             States, municipalities, and
                political subdivisions                               5,553                         0.1
             Public utilities                                      366,560                         5.6
             Convertibles and bonds
                with warrants attached                                 521
             All other corporate bonds                           1,706,842                        26.1
          Bank loan participations                                  49,829                         0.8
          Redeemable preferred stocks                                7,072                         0.1
                                                              ------------                      ------
                Total fixed maturities                           4,686,072                        71.6
                                                                ----------                       -----

        Equity securities:
          Common stocks - industrial,
             miscellaneous, and all other                           23,053                         0.4
          Nonredeemable preferred stocks                            12,197                         0.2
                                                               -----------                       -----
                Total equity securities                             35,250                         0.6

        Mortgage loans on real estate                            1,503,080                        22.9
        Investment real estate                                      14,305                         0.2
        Policy loans                                               166,704                         2.5
        Other long-term investments                                 32,506                         0.5
        Short-term investments                                     114,258                         1.7
                                                               -----------                      ------
                Total investments                               $6,552,175                       100.0%
                                                                ==========                       =====

         A significant portion of the Company's bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages, and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates. In its mortgage-backed securities portfolio, the Company has focused on sequential and planned amortization class securities, which tend to be less volatile than other classes of mortgage-backed securities.

         The Company obtains ratings of its fixed maturities from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Corporation ("S&P"). If a bond is not rated by Moody's or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 1996, approximately 99% of bonds were rated by Moody's, S&P, or the NAIC.

         The following table shows the approximate percentage distribution of the Company's fixed maturities by rating, utilizing S&P rating categories, at December 31, 1996:

                                                               Percentage of
                    Type                                     Fixed Maturities

                    Bonds
                      AAA                                           48.3%
                      AA                                             4.4
                      A                                             22.6
                      BBB                                           21.1
                      BB or Less                                     2.5
                    Bank Loan Participations
                      Investment Grade                               0.1
                      Non-Investment Grade                           0.9
                    Redeemable Preferred Stock                       0.1
                                                                   ------
                    Total                                          100.0%

         At December 31, 1996, approximately $4,511.7 million of the Company's $4,629.2 million bond portfolio was invested in U.S. Government or agency-backed securities or investment grade corporate bonds and only approximately $117.5 million of its bond portfolio was rated less than investment grade. Approximately $521.5 million of bonds are not publicly traded.

         The Company also invests in bank loan participations. Generally, such investments constitute the most senior debt incurred by the borrower in highly leveraged transactions. They are generally unrated by the credit rating agencies. Of the $49.8 million of bank loan participations owned by the Company at December 31, 1996, $43.6 million were classified by the Company as less than investment grade.

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

         On December 17, 1996, the Company sold approximately $315 million of its bank loan participations in a securitization transaction involving the Company and other unrelated parties. An affiliate of the Company will serve as portfolio manager for the securitization's underlying portfolio of bank loan participations and other assets which total approximately $667 million.

         The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 1996 was $2.9 million. The average size mortgage loan in the Company's portfolio is approximately $1.7 million. The largest single loan amount is $13.6 million.

         The following table shows a breakdown of the Company's mortgage loan portfolio by property type:

                                                             Percentage of
                                                              Mortgage Loans
                    Property Type                             on Real Estate

                    Retail                                         78%
                    Office Building                                  8
                    Warehouses                                       7
                    Apartments                                       6
                    Other                                            1
                                                                   ----
                    Total                                          100%
                                                                   ===

         Retail loans are generally on strip shopping centers located in smaller towns and anchored by one or more strong regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are some of the largest anchor tenants (measured by the Company's exposure) in the strip shopping centers at December 31, 1996:

                                                               Percentage of
                                                              Mortgage Loans
                    Anchor Tenants                            on Real Estate

                    Food Lion                                         4%
                    Wal-Mart                                          4
                    K-Mart                                            4
                    Winn Dixie                                        3
                    Revco                                             2
                    Ahold USA                                         2

         The Company's mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service.

         For several years the Company has offered a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $498 million of the Company's mortgage loans have this participation feature.

         Many of the Company's mortgage loans have call or interest rate reset provisions after five to seven years. However, if interest rates were to significantly increase, the Company may be unable to increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates, or call the loans.

         At December 31, 1996, $23.7 million or 1.6% of the mortgage loan portfolio was nonperforming. It is the Company's policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

         On March 22, 1996, the Company sold approximately $554 million of its commercial mortgage loans in a securitization transaction. Proceeds from the sale consisted of cash of approximately $400 million, net of expenses, and securities issued in the securitization transaction of approximately $161 million. The Company continues to service the securitized mortgage loans.

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

         The Company has established an allowance for uncollectible amounts on investments. This allowance was $31.6 million at December 31, 1996.

         Combinations of futures contracts and options on treasury notes are sometimes used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest sensitive products such as GICs and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. The Company also uses interest rate swap contracts to convert certain investments from a variable rate of interest to a fixed rate of interest.

         For further discussion regarding the Company's investments and the maturity of and the concentration of risk among the Company's invested assets, see Note C to the Consolidated Financial Statements.

         The following table shows the investment results of the Company for the years 1992 through 1996:

                         Cash, Accrued                                       Percentage
                      Investment Income,                                     Earned on               Realized
Year Ended             and Investments                  Net              Average of Cash           Investment
December 31            at December 31          Investment Income         and Investments         Gains (Losses)
-----------           -----------------        -----------------         ---------------         --------------
                                              (dollars in thousands)

    1992                   $3,653,074                $284,069                     8.9%                $  (14)
    1993                    4,845,167                 362,130                     8.7                  5,054
    1994                    5,362,016                 417,825                     8.3                  6,298
    1995                    6,097,455                 475,924                     8.2                  1,612
    1996                    6,743,770                 517,483                     8.1                  5,510

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1996 Annual Report to Stockholders for certain information relating to the Company's investments and liquidity.

Indemnity Reinsurance

         As is customary in the insurance industry, the Company's insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life. For group insurance, the maximum amount retained on any one life is $100,000. At December 31, 1996, the Company had insurance in force of $69.3 billion of which approximately $18.8 billion was ceded to reinsurers.

Policy Liabilities and Accruals

         The applicable insurance laws under which the Company's insurance subsidiaries operate require that each insurance company report policy liabilities to meet future obligations on the outstanding policies. These liabilities are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the liabilities shall not be less than liabilities calculated using certain named mortality tables and interest rates.

         The policy liabilities and accruals carried in the Company's financial reports (presented on the basis of generally accepted accounting principles) differ from those specified by the laws of the various states and carried in the insurance subsidiaries' statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulation). For policy liabilities other than those for universal life policies, annuity contracts, and GICs, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed under generally accepted accounting principles to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, and GICs are carried in the Company's financial reports at the account value of the policy or contract.

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

         Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in the "Policyholders' Surplus Account" for each insurance company subsidiary to be taxed only when such income was distributed to the stockholders or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in the Policyholders' Surplus Account have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 1996, the combined Policyholders' Surplus Accounts for the life insurance subsidiaries of the Company and the estimated tax which would become payable on these amounts if distributed to stockholders were $50.7 million and $17.7 million, respectively. The Company does not anticipate any of its life insurance subsidiaries exceeding applicable limits on amounts accumulated in these accounts and, therefore, does not expect to involuntarily pay tax on the amounts held therein.

Competition

         Life and health insurance is a mature industry. In recent years, the industry has experienced virtually no growth in life insurance sales, though the aging population has increased the demand for retirement savings products. Life and health insurance is a highly competitive industry and the Company's divisions encounter significant competition in all their respective lines of business from other insurance companies, many of which have greater financial resources than the Company, as well as competition from other providers of financial services.

         Management believes that the Company's ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong claims-paying and financial strength ratings from rating agencies.

         The Company competes against other insurance companies and financial institutions in the origination of commercial mortgage loans.

Regulation

         The Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, marketing practices, advertising, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. The Company cannot predict the form of any future proposals or regulation.

         A life insurance company's statutory capital is computed according to rules prescribed by the NAIC as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs and more conservative computations of policy liabilities. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 1996 statutory financial reports, the Company's insurance subsidiaries are adequately capitalized under the formula.

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

         Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. The Company's insurance subsidiaries were assessed immaterial amounts in 1996, which will be partially offset by credits against future state premium taxes.

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

         The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by Protective Life in 1997 is estimated to be $98 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled, which restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

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

         The full extent to which Harris Trust makes the fiduciary standards and prohibited transaction provisions of ERISA applicable to all or part of insurance company general account assets, however, cannot be determined at this time. The Supreme Court's opinion did not resolve whether the assets at issue in the case may be subject to ERISA for some purposes and not others. The life insurance industry requested that the DOL issue exemptions from the prohibited transaction provisions of ERISA in view of Harris Trust. In July of 1995, the DOL published, in final form, a prohibited transaction class exemption (PTE 95-60) which exempts from the prohibited transaction rules, prospectively and retroactively to January 1, 1975, certain transactions engaged in by insurance company general accounts in which employee benefit plans have an interest. The exemption does not cover all such transactions, and the insurance industry is seeking further relief. Pursuant to the Small Business Job Protection Act signed into law on August 20, 1996, the DOL is required to publish final regulations clarifying the Harris Trust decision. Until these and other matters are clarified, the Company is unable to determine whether the decision will result in any liability and, if so, its nature and scope.

         Existing federal laws and regulations affect the taxation of the Company's products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. Congress has from time to time considered proposals that, if enacted, would have had an adverse impact on the federal income tax treatment of such products, or would increase the tax-deferred status of competing products. If these proposals were to be adopted, they could adversely affect the ability of all life insurance companies, including the Company's subsidiaries, to sell such products and could result in the surrender of existing contracts and policies. Although it cannot be predicted whether future legislation will contain provisions that alter the treatment of these products, such provisions are not part of any tax legislation currently under active consideration in Congress.

         The Federal Government has from time to time advocated changes to the current health care delivery system which will address both affordability and availability issues. In addition to the federal initiatives, a number of states are considering legislative programs that are intended to affect the accessibility and affordability of health care. Some states have enacted health care reform legislation. However, in light of the small relative proportion of the Company's earnings attributable to group health insurance, management does not expect that either the federal or state proposals will have a material adverse effect on the Company's earnings.

         The Federal Government has advocated repeal of the Glass-Steagall Act and certain other legislative changes, which would allow banks to diversify into securities and other businesses, including possibly insurance. The ultimate scope and effective date of any proposals are unknown at this time and are likely to be modified as they are considered for enactment. It is anticipated that these proposals may increase competition and, therefore, may adversely affect the Company.

         Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1996 Annual Report to Stockholders.

Recent Developments

         The Company expects that its various administrative systems will have the capability to process transactions dated beyond 1999 by the second quarter of 1998. The costs to complete its efforts to modify or replace such systems are not expected to be material.

Employees

         The Company had approximately 1,300 full-time employees, including approximately 1,000 in the Home Office in Birmingham, Alabama at December 31, 1996. These employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits in 1996 amounted to approximately $3.1 million to the Company. In addition, substantially all of the employees are covered by a pension plan. The Company also matches employee contributions to its 401(k) Plan. See Note K to Consolidated Financial Statements.

Item 2.   Properties

         The Company's Home Office building is located at 2801 Highway 280 South, Birmingham, Alabama. This building includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,000 vehicles.

         The Company leases administrative space in six cities, substantially all under leases for periods of three to five years. The aggregate monthly rent is approximately $81 thousand.

         Marketing offices are leased in 20 cities, substantially all under leases for periods of three to five years with five leases running longer than five years. The aggregate monthly rent is approximately $48 thousand.

Item 3.   Legal Proceedings

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company's properties is the subject. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1996 Annual Report to Stockholders for certain information relating to litigation involving the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of 1996 to a vote of security holders of the Company.


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

                                                        Range         Dividends
                                               High         Low
    1995
      First Quarter........................... $24.25      $21.44       $.14
      Second Quarter..........................  27.50       21.63        .16
      Third Quarter...........................  29.63       27.38        .16
      Fourth Quarter..........................  31.25       26.88        .16
    1996
      First Quarter........................... $36.50      $30.50       $.16
      Second Quarter..........................  38.38       33.13        .18
      Third Quarter...........................  37.75       31.38        .18
      Fourth Quarter..........................  41.63       34.50        .18


         On March 7, 1997, there were approximately 2,050 holders of record of Company Common Stock.

         The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1996 Annual Report to Stockholders. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 "Business - Regulation".

Item 6.  Selected Financial Data

                                                                     Year Ended December 31
                                              1996         1995           1994           1993           1992
                                                        (dollars in thousands, except per share amounts)
INCOME STATEMENT DATA

Premiums and policy fees..............  $   494,153      $432,576        $402,772       $370,758      $323,136
Net investment income.................      517,483       475,924         417,825        362,130       284,069
Realized investment gains(losses).....        5,510         1,612           6,298          5,054           (14)
Other income..........................       20,857        11,768          21,553         21,695        18,835
                                             ---------------------      ---------      ---------     ---------

          Total revenues..............  $ 1,038,003      $921,880        $848,448       $759,637      $626,026
                                          =========      ========        ========       ========      ========

Benefits and expenses.................  $   898,262      $800,846        $742,275       $674,593      $566,079
Income tax expense....................  $    47,512      $ 41,152        $ 33,976       $ 28,475      $ 17,384
Minority interest ....................  $     3,217      $  3,217        $  1,796       $     19      $     90
Net income............................  $    89,012      $ 76,665        $ 70,401       $ 56,550(1)   $ 41,420(2)

PER SHARE DATA(3)

Net income(4).........................        $2.94         $2.68          $2.57      $2.07(1)       $1.52(2)
Cash dividends........................        $ .70         $ .62          $ .55      $ .505         $ .45
Weighted average number of
     outstanding......................  30,285,911(5)     28,627,345(5) 27,392,936(5) 27,381,578(5)  27,315,986
Stockholders' equity..................       $19.98         $18.30           $9.86       $13.17         $10.28
Stockholders' equity excluding net
     unrealized gains and losses
     on investments...................       $19.76         $16.29          $13.78       $11.74         $10.16

                                                                       December 31
                                            1996           1995            1994          1993             1992
                                        ------------  -------------   -------------  ------------    ---------
                                                                  (dollars in thousands)
BALANCE SHEET DATA

Total assets..........................  $ 8,263,205    $ 7,231,257      $6,130,284    $5,316,005      $4,006,667
Long-term debt........................  $   168,200    $   115,500      $   98,000    $  137,598      $   31,014
Total debt............................  $   181,000    $   115,500      $   98,000    $  147,118      $   88,248
Monthly Income
     Preferred Securities(6)..........  $    55,000    $    55,000      $   55,000
Stockholders' equity..................  $   615,316    $   526,557      $  270,373    $  360,733      $  281,400
Stockholders' equity excluding
     unrealized gains and losses
     on investments...................  $   608,628    $   468,694      $  377,905    $  321,449      $  278,244

(1) Reduced by $1,261 or $.05 per share representing a one-time adjustment to income tax expense due to the change in the corporate income tax rate from 34% to 35%.
(2) Reduced by $1,053 or $.04 per share representing the cumulative effect of a change in accounting principle for the adoption of SFAS No. 106.
(3) Prior periods have been restated to reflect a two-for-one stock split on June 1, 1995.
(4) Net income per share is computed using the weighted average number of shares outstanding during each period.
(5) Excludes contingently issuable shares of 208,233, 225,061, 262,730, and 257,272 at December 31, 1996, 1995, 1994, and 1993, respectively. The dilutive effect of such shares on earnings per share is less than three percent.
(6) Reported as "minority interest in consolidated subsidiaries" in the Company's financial statements.

Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

         Information regarding the Company's financial condition and results of operations is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data for the Company and its subsidiaries, which are included under the caption "Consolidated Financial Statements" in the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


Our report on the consolidated financial statements of Protective Life Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 49 of the 1996 Annual Report to Stockholders of Protective Life Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 26 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.

Birmingham, Alabama
February 11, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

         Except for the information concerning executive officers of the Company set forth below, the information called for by this Item 10 is incorporated herein by reference to the section entitled "Election of Directors and Information about Nominees" in the Company's definitive proxy statement for the Annual Meeting of Stockholders, May 5, 1997, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1996 fiscal year.

         The executive officers of the Company are as follows:

         Name                  Age                           Position
Drayton Nabers, Jr.            56                  Chairman of the Board and
                                                   Chief Executive Officer and a
                                                   Director

John D. Johns                  45                  President and
                                                   Chief Operating Officer

Ormond L. Bentley              61                  Executive Vice President,
                                                   Group

R. Stephen Briggs              47                  Executive Vice President

Jim E. Massengale              54                  Executive Vice President,
                                                   Acquisitions

A. S. Williams III             60                  Executive Vice President,
                                                   Investments and Treasurer

Danny L. Bentley               39                  Senior Vice President, Group

Richard J. Bielen              36                  Senior Vice President,
                                                   Investments

Carolyn King                   46                  Senior Vice President,
                                                   Investment Products Division

Deborah J. Long                43                  Senior Vice President,
                                                   Secretary and General Counsel

Name                           Age                         Position

Steven A. Schultz              43                 Senior Vice President,
                                                  Financial Institutions

Wayne E. Stuenkel              43                 Senior Vice President
                                                  and Chief Actuary

Judy Wilson                    38                 Senior Vice President,
                                                  Guaranteed Investment
                                                  Contracts

Jerry W. DeFoor                44                 Vice President and Controller,
                                                  and Chief Accounting Officer

     All executive officers are elected annually and serve at the pleasure of the Board of Directors. None is related to any director of the Company or to any other executive officer except for Danny L. Bentley, who is the son of Ormond L. Bentley.

     Mr. Nabers has been Chairman of the Board and Chief Executive Officer of the Company and a Director since August 1996. Mr. Nabers has been Chairman of the Board and a Director of Protective Life since August 1996. From May 1994 to August 1996, Mr. Nabers was Chairman of the Board, President and Chief Executive Officer and a Director of the Company. From May 1992 to May 1994, he was President and Chief Executive Officer and a Director of the Company. Mr. Nabers was President and Chief Operating Officer and a Director of the Company from August 1982 until May 1992. From July 1981 to August 1982, he was Senior Vice President of the Company. From August 1982 to August 1996, he was President of Protective Life and had been its Senior Vice President from September 1981 to August 1982. From February 1980 to September 1981, he served as Senior Vice President, Operations of Protective Life. From 1979 to February 1980, he was Senior Vice President, Operations and General Counsel of Protective Life. From February 1980 to March 1983, he served as President of Empire General Life Insurance Company, a subsidiary, and from March 1983 to December 31, 1984, he was Chairman of the Executive Committee of Empire General. He is also a director of Energen Corporation, National Bank of Commerce of Birmingham, and Alabama National Bancorporation.

     Mr. Johns has been President and Chief Operating Officer of the Company since August 1996 and President of Protective Life since August 1996. He was Executive Vice President and Chief Financial Officer of the Company and of Protective Life from October 1993 to August 1996. From August 1988 to October 1993, he served as Vice President and General Counsel of Sonat Inc. He is a director of National Bank of Commerce of Birmingham and Alabama National Bancorporation.

     Mr. Ormond L. Bentley has been Executive Vice President, Group of the Company and of Protective Life since August 1996. Mr. Bentley was Senior Vice President, Group of the Company from August 1988 to August 1996 and of Protective Life from December 1978 to August 1996. Mr. Bentley has been employed by Protective Life since October 1965.

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

     Mr. Massengale has been Executive Vice President, Acquisitions of the Company and of Protective Life since August 1996. He was Senior Vice President of the Company and of Protective Life from May 1992 to August 1996. From May 1989 to May 1992, he was Senior Vice President, Operations and Systems of the Company and of Protective Life. From January 1983 to May 1989, he served as Senior Vice President, Corporate Systems of the Company and of Protective Life.

     Mr. Williams has been Executive Vice President, Investments and Treasurer of the Company and of Protective Life since August 1996. He was Senior Vice President, Investments and Treasurer of the Company and of Protective Life from July 1981 to August 1996. Mr. Williams has been employed by Protective Life since November 1964.

     Mr. Danny L. Bentley has been Senior Vice President, Group of the Company and of Protective Life since August 1996. From May 1989 to August 1996, he served as Vice President, Group Marketing of Protective Life.

     Mr. Bielen has been Senior Vice President, Investments of the Company and of Protective Life since August 1996. From August 1991 to August 1996, he served as Vice President, Investments of Protective Life.

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

     Ms. Long has been Senior Vice President, Secretary and General Counsel of the Company since November 1996 and of Protective Life since September 1996. She was Senior Vice President and General Counsel of the Company from February 1994 to November 1996 and of Protective Life from February 1994 to September 1996.
From August 1993 to January 1994, Ms. Long served as General Counsel of the Company and from February 1984 to January 1994 she practiced law with the law firm of Maynard, Cooper & Gale, P.C.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Directors and executive officers of the Company are required to report changes in their beneficial ownership of the Company's Common Stock to the Securities and Exchange Commission. In 1996, all such reports were filed on a timely basis.

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

         The information called for by Items 11 through 13 is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders, May 5, 1997, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1996 fiscal year.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)     The following documents are filed as part of this report:

           1.     Financial Statements:

                  The following financial statements set forth in the Company's 1996 Annual Report to Stockholders as indicated in the following table are incorporated by reference (see Exhibit
                  13).

                                                                          Page
                  Report of Independent Accountants.......................
                  Consolidated Statements of Income for the years
                    ended December 31, 1996, 1995, and 1994...............
                  Consolidated Balance Sheets as of December 31,
                    1996 and 1995 ........................................
                  Consolidated Statements of Stockholders' Equity
                    for the years ended December 31, 1996, 1995, and 1994.
                  Consolidated Statements of Cash Flows
                    for the years ended December 31, 1996, 1995, and 1994.
                  Notes to Consolidated Financial Statements..............

          2.      Financial Statement Schedules:

                  The  Report  of  Independent   Accountants  which  covers  the
                  financial statement schedules appears on page 21 of this report. The following schedules are located in this report on the pages indicated.
                                                                          Page
                  Schedule II - Condensed Financial Information
                    of Registrant.........................................
                  Schedule III - Supplementary Insurance Information......
                  Schedule IV - Reinsurance...............................

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



*incorporated by reference

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


                  *3(a)(4) Certificate of Decrease of Shares Designated as Junior Participating Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on August 8, 1995 and filed as Exhibit 3(a)(4) to the Company's Form 10-K Annual Report for the year ended December 31, 1995

                    3(b) 1995 Amended and Restated By-laws of the Company, as amended effective March 1997

                  *4(a)                 Reference is made to Exhibits 3(a)
                                        through 3(a)(4) above

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





*incorporated by reference

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

                  *10(b) The Company's 1992 Performance Share Plan filed as Exhibit 10(b)(3) to the Company's Form 10-Q filed May 15, 1992

                  *10(b)(1)             First  Amendment to the  Company's  1992
                                        Performance  Share  Plan  and  filed  as
                                        Exhibit  10(b)(1) to the Company's  Form
                                        10-K  Annual  Report  for the year ended
                                        December 31, 1995

                  *10(c) Excess Benefit Plan amended and restated as of January 1, 1989 filed as Exhibit 10(c)(1) to the Company's Form 10-K Annual Report for the year ended December 31, 1991

                  *10(d) Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to the Company's Form 10-Q Report filed August 14, 1986

                   10(d)(1)             Form of Indemnity Agreement for Officers

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

                  *10(g) The Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company filed as Exhibit 4 to the Company's Form S-8 filed August 27, 1993



*incorporated by reference

                  *10(h) The Company's Deferred Compensation Plan for Officers filed as Exhibit 4 to the Company's Form S-8 filed January 13,1994

                  *10(i) The Company's 1996 Stock Incentive Plan filed as Exhibit 10(1) to the Company's Form 10-Q Report filed November 13, 1996.

                  *10(i)(1)             The Company's specimen letter confirming
                                        grants  under the  Company's  1996 Stock
                                        Incentive Plan, filed as Exhibit 10(2) to the Company's Form 10-Q Report filed
                                        November 13, 1996.

                    13                  1996 Annual Report To Stockholders

                    21                  Organization Chart of the Company and
                                        Affiliates

                    23                  Consent of Coopers & Lybrand L.L.P.

                    24                  Power of Attorney

                    27                  Financial Data Schedule

                    99                  Safe Harbor for Forward-Looking
                                        Statements


               The  following  is  a  list  of  each   management   contract  or
               compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Form 10-K:
               Exhibit Item Numbers 10(a),  10(a)(1),  10(b),  10(b)(1),  10(c),
               10(d),  10(d)(1),   10(f),  10(f)(1),  10(g),  10(h),  10(i)  and
               10(i)(1).


         (b)   Reports on Form 8-K:

               (1)                      Form 8-K, dated October 7, 1996
                                        - Item 5
                                        - Item 7

               (2)                      Form 8-K, dated October 24, 1996
                                        - Item 5
                                        - Item 7

               (3)                      Form 8-K, dated November 22, 1996
                                        - Item 7

               (4)                      Form 8-K, dated December 6, 1996
                                        - Item 7



*incorporated by reference

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PROTECTIVE LIFE CORPORATION


                                              By:/s/Drayton Nabers, Jr.
                                                    Drayton Nabers, Jr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer
March 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                  Capacity in Which Signed           Date


/s/Drayton Nabers, Jr.     Chairman of the Board and          March 27, 1997
                           Chief Executive Officer
----------------------     (Principal Executive Officer)
 DRAYTON NABERS, JR.       and Director



/s/John D. Johns           President and Chief Operating      March 27, 1997
----------------------     Officer
JOHN D. JOHNS              (Principal Financial Officer)


/s/Jerry W. DeFoor         Vice President and Controller,     March 27, 1997
----------------------     and Chief Accounting Officer
                           (Principal Accounting Officer)
JERRY W. DEFOOR



                *          Chairman Emeritus and              March 27, 1997
----------------------
WILLIAM J. RUSHTON III     Director


                *          Director                           March 27, 1997
----------------------
JOHN W. WOODS

               *           Director                           March 27, 1997
----------------------
WILLIAM J. CABANISS, JR.


               *           Director                           March 27, 1997
----------------------
H. G. PATTILLO


               *           Director                           March 27, 1997
----------------------
JOHN J. MCMAHON, JR.


               *           Director                           March 27, 1997
----------------------
A. W. DAHLBERG


               *           Director                           March 27, 1997
----------------------
JOHN W. ROUSE, JR.


               *           Director                           March 27, 1997
----------------------
ROBERT T. DAVID


               *           Director                           March 27, 1997
----------------------
RONALD L. KUEHN, JR.


               *           Director                           March 27, 1997
----------------------
HERBERT A. SKLENAR


               *           Director                           March 27, 1997
----------------------
JAMES S. M. FRENCH


               *           Director                           March 27, 1997
----------------------
ROBERT A. YELLOWLEES


         *Drayton Nabers, Jr., by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                             By:/s/Drayton Nabers, Jr.
                                                 DRAYTON NABERS, JR.
                                                 Attorney-in-fact

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                              STATEMENTS OF INCOME
                         PROTECTIVE LIFE  CORPORATION (Parent Company)
                       Years Ended December 31, 1996, 1995, and 1994
                                 (in thousands)




                                                                         1996            1995             1994
                                                                        -------        --------         ------

REVENUES
        Dividends from subsidiaries*                                    $  3,391        $ 13,691        $  1,885
        Service fees from subsidiaries*                                   40,850          37,410          28,949
        Investment income                                                  2,489           3,671           5,339
        Other income (loss)                                                 (384)         (1,879)          1,582
                                                                       ---------        --------          -------
                                                                          46,346          52,893          37,755
                                                                        --------         --------        --------

EXPENSES
        Operating and administrative                                      26,901          28,941          28,499
        Interest - subsidiaries*                                           5,904           4,993           2,491
        Interest - others                                                  7,859           8,206           6,793
                                                                         ---------       --------        --------
                                                                          40,664          42,140          37,783
                                                                         --------        --------        --------

INCOME BEFORE FEDERAL INCOME
        TAX AND OTHER ITEMS BELOW                                          5,682          10,753             (28)

INCOME TAX EXPENSE                                                         1,630               3             128
                                                                         --------         ----------      ---------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
        INCOME OF SUBSIDIARIES                                             4,052          10,750             (156)

EQUITY IN UNDISTRIBUTED INCOME OF
        SUBSIDIARIES*                                                     84,960          65,915           70,557
                                                                         --------        --------         --------

NET INCOME                                                              $ 89,012        $ 76,665         $ 70,401
                                                                        = ======        = ======         = ======




*Eliminated in consolidation.

See notes to condensed financial statements.

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                                 BALANCE SHEETS
                  PROTECTIVE LIFE CORPORATION (Parent Company)
                                 (in thousands)

                                                                                             December 31
                                                                                 1996                       1995
                                                                             ------------              ---------
ASSETS
         Investments:
              Fixed maturities                                                $  23,000
              Long-term investments                                                  54                $      72
              Investment real estate                                                133                      133
              Investments in subsidiaries (equity method)*                      849,204                  710,212
                                                                               ---------                --------
                                                                                872,391                  710,417
         Cash                                                                     1,024                       71
         Receivables from subsidiaries*                                          26,757                   35,134
         Accrued income taxes                                                     7,636                    4,603
         Other                                                                    7,870                    5,138
                                                                               ----------               ----------
              Total Assets                                                    $ 915,678                $ 755,363
                                                                              = =======                = =======

LIABILITIES
         Accrued expenses and other liabilities                               $  43,659                $  37,381
         Deferred income taxes                                                    6,083                    6,305
         Debt:
              Subsidiaries*                                                      69,620                   69,620
              Banks                                                              61,000                   40,500
              Senior Notes                                                       75,000                   75,000
              Medium-Term Notes                                                  45,000
                                                                               ---------                ---------

                            Total Liabilities                                   300,362                  228,806
                                                                               ---------                ---------

STOCKHOLDERS' EQUITY
         Preferred Stock
         Junior Participating Cumulative
              Preferred Stock
         Common Stock                                                            16,668                   15,668
         Additional paid-in capital                                             166,713                   96,371
              Net unrealized gains (losses) on
              investments (all from subsidiaries, net
              of income tax: 1996 - $3,601; 1995 - $31,157                        6,688                   57,863
         Retained earnings (including undistributed
              income of subsidiaries: 1996 - $529,265; 1995 - $444,305)         442,046                  373,922
         Treasury stock                                                         (11,874)                 (12,008)
         Unallocated stock in Employee Stock Ownership Plan                    (  4,925)                  (5,259)
                                                                               ---------                ----------

                            Total Stockholders' Equity                          615,316                  526,557
                                                                               ---------                ---------

                                                                              $ 915,678                $ 755,363
                                                                              = =======                = =======




*Eliminated in consolidation.

See notes to condensed financial statements.

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                            STATEMENTS OF CASH FLOWS PROTECTIVE LIFE CORPORATION
                  (Parent Company) Years Ended December 31, 1996, 1995, and 1994
                                 (in thousands)

                                                                             1996             1995            1994
                                                                         -----------       ----------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                        $ 89,012         $  76,665      $  70,401
        Adjustments to reconcile net income
           to net cash provided by operating
           activities:
              Equity in undistributed net income
                 of subsidiaries*                                          (85,034)          (65,915)       (70,558)
              Deferred income taxes                                           (222)            3,261          1,227
              Other (net)                                                   (1,531)            7,043          6,911
                                                                           ---------         ---------      --------

        Net cash provided by operating activities                            2,225            21,054          7,981
                                                                           ----------       ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of and/or additional investments
           in subsidiaries*                                               (103,538)          (27,731)       (23,071)
        Principal payments received on loan
           to subsidiary*                                                   10,000             4,750          9,500
        Change in fixed maturities and long-term
           investments                                                     (22,892)                5            (77)
        Change in short-term investments                                                       1,900             97
                                                                          ------------     ---------      -----------

        Net cash used in investing activities                             (116,430)          (21,076)       (13,551)
                                                                          --------           -------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Issuance of Common Stock                                            70,546
        Borrowings under line of
           credit arrangements and long-term debt                          165,934            52,300         87,200
        Principal payments on line of credit
           arrangements and debt                                          (100,434)          (34,800)      (136,200)
        Borrowings under
           long-term debt to subsidiary*                                                                     69,620
        Purchase of Treasury Stock                                                                (3)          (191)
        Dividends to stockholders                                          (20,888)          (17,600)       (15,071)
                                                                           --------          --------      ---------
        Net cash provided by (used in) financing
           activities                                                      115,158              (103)         5,358
                                                                           --------         ----------     ----------

INCREASE (DECREASE) IN CASH                                                    953              (125)          (212)
CASH AT BEGINNING OF YEAR                                                       71               196            408
                                                                           -----------      -----------    -----------
CASH AT END OF YEAR                                                       $  1,024         $      71      $     196
                                                                          =  =====         =      ==      =     ===





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

NOTE 1 - DEBT

At December 31, 1996, the Company had borrowed $48.2 million of its $70.0 million revolving line of credit and $12.8 million under a short-term note payable to a bank. Borrowings under the revolving line of credit become due in 1999. In addition, $75.0 million of Senior Notes due 2004, $45.0 million of Medium-Term Notes due 2011, and $55.0 million of subordinated debentures due 2024 were outstanding at December 31, 1996. The subordinated debentures were issued to PLC Capital L.L.C., an affiliate, in connection with the issuance of Monthly Income Preferred Securities by PLC Capital L.L.C.

NOTE 2 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                1996          1995        1994
                                              --------      --------     -----
CASH PAID (RECEIVED) DURING THE YEAR FOR:

         Interest Paid to Non-Affiliates       $6,809      $  6,634      $2,783

         Interest Paid to Subsidiary*           6,266         6,266       3,498
                                              --------     --------     -------
                                              $13,075      $ 12,900      $6,281
                                              =======       =======      ======
         Income Taxes (reduced by amounts
           received from affiliates under
           a tax sharing agreement)           $ 2,148      $   (538)    $  (431)
                                              =======      ========     =======

NONCASH INVESTING AND FINANCING ACTIVITIES

         Reissuance of Treasury Stock to ESOP $   669      $    350    $      3
                                               ========     ========    ========

         Unallocated Stock in ESOP            $   334      $    333     $   264
                                               ========     ========     =======

         Reissuance of Treasury Stock         $    261      $31,044      $1,050
                                              ========      =======      ======


NOTE 3 - SUBSIDIARY SURPLUS DEBENTURES

Protective Life Insurance Company ("Protective Life") has issued surplus debentures to the Company in order to finance acquisitions and growth. At December 31, 1996, the balance of the surplus debentures was $24.7 million. The surplus debentures are included in receivables from subsidiaries. Protective Life must obtain the approval of the Tennessee Commissioner of Insurance before it may pay interest or repay principal on the surplus debenture.


*Eliminated in consolidation.


               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                 (in thousands)

         COL. A                             COL. B       COL. C     COL. D         COL. E         COL. F            COL. G
         ------                             ------       ------     ------         ------         ------            ------

                                                                                   GIC and
                                                         Future                    Annuity
                                           Deferred      Policy                 Deposits and     Premiums
                                            Policy      Benefits                    Other           and               Net
                                          Acquisition      and     Unearned    Policyholders'     Policy          Investment
         Segment                             Costs       Claims    Premiums         Funds          Fees            Income(1)
         -------                          -----------   --------   --------    --------------  ------------      ------------
 Year Ended
  December 31, 1996:
           Acquisitions                    $156,172   $1,117,159   $   1,087      $  251,450      $ 106,543        $106,015
           Financial Institutions            32,040      119,242     253,153           1,880         73,422           13,941
           Group                             27,944      119,010       5,957          83,632        188,633           16,540
           Guaranteed Investment
             Contracts                        1,164      149,756           0       2,474,728              0          214,369
           Individual Life                  220,232      793,370         685          15,577        116,710           48,478
           Investment Products               50,657      149,742           0       1,120,557          8,189           98,767
           Corporate and Other                  175          170          55             192            656           19,373
           Unallocated Realized
             Investment Gains (Losses)            0              0         0               0              0                0
                                       --------------------------------------     ------------------------------------------
           TOTAL                           $488,384   $2,448,449    $260,937      $3,948,016       $494,153         $517,483
                                           ========   ==========    ========      ==========       ========         ========
Year Ended
  December 31, 1995:
           Acquisitions                    $123,889   $  851,994  $      590     $   250,550      $  98,501        $  95,018
           Financial Institutions            36,283       84,162     189,973           1,495         65,668            9,377
           Group                             24,974      123,279       5,371          85,925        163,378           14,432
           Guaranteed Investment
             Contracts                          993       68,704           0       2,451,693              0          203,376
           Individual Life                  186,496      672,569         336          14,709         99,018           40,277
           Investment Products               37,747      127,104           0       1,061,507          4,566           95,706
           Corporate and Other                   14          342          62             263          1,445           17,738
           Unallocated Realized
             Investment Gains (Losses)            0             0          0               0              0                0
                                        ----------- ------------- ----------  --------------   ------------      -----------
           TOTAL                           $410,396   $1,928,154    $196,332      $3,866,142       $432,576         $475,924
                                           ========   ==========    ========      ==========       ========         ========
Year Ended
  December 31, 1994:
           Acquisitions                    $110,202   $  856,889   $     381     $   266,828      $  86,376        $  84,350
           Financial Institutions            68,060       43,198      99,798           2,758         98,027            9,511
           Group                             22,685      116,324       2,905          84,689        131,096           14,903
           Guaranteed Investment
             Contracts                          996            0           0       2,281,674              0          181,203
           Individual Life                  162,186      571,070         320          13,713         84,925           38,036
           Investment Products               70,298      102,705           0       1,027,527          1,635           81,042
           Corporate and Other                   17        4,109          75             263            713            8,780
           Unallocated Realized
             Investment Gains (Losses)            0            0           0               0              0                0
                                       ------------------------------------------------------  ------------     ------------
           TOTAL                           $434,444   $1,694,295    $103,479      $3,677,452       $402,772         $417,825
                                           ========   ==========    ========      ==========       ========         ========

(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                 (in thousands)

         COL. A                                         COL. H       COL. I        COL. J
         ------                             ------       ------     ------         ------
                                                                   Amortization
                                                        Benefits    of Deferred
                                          Realized         and       Policy         Other
                                          Investment    Settlement  Acquisition   Operating
         Segment                          Gains(Losses) Expenses     Costs       Expenses (1)
         -------                          -----------   --------   --------      -----------
 Year Ended
  December 31, 1996:
           Acquisitions                    $    0     $ 118,181    $ 17,162       $ 25,186
           Financial Institutions               0        42,781      24,900         11,660
           Group                                0       143,944       5,326         52,956
           Guaranteed Investment
             Contracts                     (7,963)      169,927         509          3,851
           Individual Life                  3,098        96,404      28,393         40,969
           Investment Products              3,858        73,093      14,710         15,323
           Corporate and Other                  0           710          30         12,247
           Unallocated Realized
             Investment Gains (Losses)      6,517             0           0              0
                                       --------------------------------------    -----------
           TOTAL                           $5,510      $645,040     $91,030       $162,192
                                           ========   ==========    ========      ==========
Year Ended
  December 31, 1995:
           Acquisitions                         0      $100,016     $20,601       $ 24,437
           Financial Institutions               0        24,019      26,809         17,123
           Group                                0       121,375       3,052         45,775
           Guaranteed Investment
             Contracts                     (3,908)      165,963         386          5,470
           Individual Life                      0        80,067      20,403         33,620
           Investment Products              4,937        72,111      11,479         13,663
           Corporate and Other                  0         1,476           3         12,998
           Unallocated Realized
             Investment Gains (Losses)        583             0           0              0
                                          ---------   ---------     --------      ---------
           TOTAL                          $ 1,612     $ 565,027     $82,733       $153,086
                                           ========   ==========    ========      ==========
Year Ended
  December 31, 1994:
           Acquisitions                   $   532     $  97,649     $14,460       $ 21,823
           Financial Institutions               0        46,360      36,592         16,717
           Group                                0        98,930       2,724         37,042
           Guaranteed Investment
             Contracts                      3,000       147,383         893          6,931
           Individual Life                      0        67,451      18,771         31,770
           Investment Products             (2,500)       58,424      14,679          6,801
           Corporate and Other                  0           913           3         15,959
           Unallocated Realized
             Investment Gains (Losses)      5,266             0           0              0
                                          -------      --------     -------       --------
           TOTAL                          $ 6,298      $517,110     $88,122       $137,043
                                          =======      ========     ========      ========

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


                            SCHEDULE IV - REINSURANCE
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                             (dollars in thousands)




     COL. A                            COL. B          COL. C             COL. D            COL. E          COL. F
     ------                            ------          ------             ------            ------          ------

                                                                                                            Percentage
                                                       Ceded to           Assumed from                       of Amount
                                       Gross           Other              Other              Net            Assumed to
                                       Amount          Companies          Companies          Amount            Net


Year Ended
      December 31, 1996:
          Life insurance
                in force                $53,052,020     $18,840,221        $16,275,386       $50,487,185        32.2%
                                        ===========     ===========        ===========       ===========        ====

          Premiums and
                policy fees:
                Life insurance          $   272,331     $   113,487        $  129,717        $  288,561        45.0%
                Accident/health
                  insurance                 370,812         194,687            29,467           205,592        14.3%
                                       -------------   -------------     --------------     -------------

                TOTAL                  $    643,143     $   308,174        $  159,184        $  494,153
                                       ============     ============     ==============     =============

Year Ended
      December 31, 1995:
          Life insurance
          in force                     $50,346,719      $17,524,366        $11,537,144       $44,359,497        26.0%
                                       ===========      ===========        ===========       ===========        =====
         Premiums and
                policy fees:
                Life insurance         $   308,422      $ 116,091           $   66,565       $   258,896        25.7%
                Accident/health
                  insurance                377,179        217,082               13,583           173,680         7.8%
                                       --------------  -------------     --------------     -------------

                TOTAL                  $   685,601      $ 333,173           $   80,148       $   432,576
                                       ==============  =============     ==============     =============

Year Ended
      December 31, 1994:
          Life insurance
               in force                $40,909,454      $ 8,639,272         $ 8,968,166      $41,238,348         21.7%
                                       ===========      =============       ===========      ===========         =====

          Premiums and
                policy fees:
                Life insurance         $   256,840      $    46,029         $    31,032      $   241,843         12.8%
                Accident/health
                insurance                  283,884          126,546               3,591          160,929          2.2%
                                       --------------  -------------     --------------     -------------

                TOTAL                  $   540,724      $   172,575         $    34,623      $   402,772
                                       ==============  =============     ==============      ============



                              EXHIBITS TO FORM 10-K
                                       OF
                           PROTECTIVE LIFE CORPORATION
                                     FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                INDEX TO EXHIBITS






3(b)............................................................................
10(d)(1)........................................................................
13..............................................................................
21..............................................................................
23..............................................................................
24..............................................................................
27..............................................................................
99..............................................................................