Form 10-Q
period 1997-03-31
PROTECTIVE LIFE CORP
filed 1997-05-14
CIK 355429

-------------------------------------------------------------------------------

                                    FORM 10-Q
                      ------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of May 9, 1997:
30,814,136 shares.

                           PROTECTIVE LIFE CORPORATION


                                      INDEX




Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three Months
          ended March 31, 1997 and 1996 (unaudited)
        Consolidated Condensed Balance Sheets as of March 31, 1997
          (unaudited) and December 31, 1996
        Consolidated Condensed Statements of Cash Flows for the
          Three Months ended March 31, 1997 and 1996 (unaudited)
        Notes to Consolidated Condensed Financial Statements (unaudited)
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Part II.  Other Information:
   Item 4.  Results of Votes of Security Holders
   Item 6.  Exhibits and Reports on Form 8-K
Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of March 31, 1997, and the related consolidated condensed statements of income and consolidated condensed statements of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1997, we expressed an unqualified opinion which contains an explanatory paragraph regarding the changes in accounting for stock-based employee compensation plans in 1995 on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
April 23, 1997

                           PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                                                             THREE MONTHS ENDED
                                                                                                                  MARCH 31
                                                                                                            1997           1996
                                                                                                            ----           ----

REVENUES
  Premium and policy fees (net of reinsurance ceded:
      1997 - $54,509; 1996 - $78,303)                                                                     $129,578       $115,586
  Net investment income                                                                                    130,330        124,280
  Realized investment gains (losses)                                                                          (418)         4,421
  Other income                                                                                               4,762          5,458
                                                                                                         ---------      ---------
                                                                                                           264,252        249,745

BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance ceded:
      1997 - $33,536; 1996 - $56,751)                                                                      163,019        153,140
  Amortization of deferred policy acquisition costs                                                         20,835         21,818
  Other operating expenses (net of reinsurance ceded:
     1997 - $14,254 1996 - $17,802)                                                                         41,630         41,647
                                                                                                         ---------     ----------

                                                                                                           225,484        216,605

INCOME BEFORE INCOME TAX AND MINORITY
 INTEREST                                                                                                   38,768         33,140

Income tax expense                                                                                          13,181         11,268
                                                                                                         ---------     ----------

INCOME BEFORE MINORITY INTEREST                                                                             25,587         21,872

Minority interest in net income
  of consolidated subsidiaries                                                                                 804            804
                                                                                                       -----------    -----------

NET INCOME                                                                                              $   24,783      $  21,068
                                                                                                        ==========      =========

NET INCOME PER SHARE                                                                                  $        .80    $       .73
                                                                                                      ============    ===========

DIVIDENDS PAID PER SHARE                                                                              $        .18    $       .16
                                                                                                      ============    ===========

Average shares outstanding                                                                              31,161,907     29,020,360








            See notes to consolidated condensed financial statements

                                           PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Dollars in thousands)

                                                                                    MARCH 31           DECEMBER 31
                                                                                      1997                 1996
                                                                                -------------------------------------
ASSETS                                                                                       (Unaudited)
 Investments:
   Fixed maturities                                                                 $4,697,855         $4,686,072
   Equity securities                                                                    37,255             35,250
   Mortgage loans on real estate                                                     1,579,900          1,503,080
   Investment real estate, net                                                          11,775             14,305
   Policy loans                                                                        166,527            166,704
   Other long-term investments                                                          34,132             32,506
   Short-term investments                                                               87,328            114,258
                                                                                   -----------        -----------
      Total investments                                                              6,614,772          6,552,175
 Cash                                                                                   41,996            121,051
 Accrued investment income                                                              73,951             70,544
 Accounts and premiums receivable, net                                                  38,731             47,371
 Reinsurance receivables                                                               335,838            332,614
 Deferred policy acquisition costs                                                     502,568            488,384
 Property and equipment, net                                                            36,476             36,091
 Other assets                                                                           69,050             64,278
 Assets held in separate accounts                                                      603,630            550,697
                                                                                   -----------        -----------
   TOTAL ASSETS                                                                     $8,317,012         $8,263,205
                                                                                    ==========         ==========

LIABILITIES
 Policy liabilities and accruals                                                    $2,725,740         $2,709,386
 Guaranteed investment contract deposits                                             2,474,605          2,474,728
 Annuity deposits                                                                    1,344,933          1,331,067
 Other policyholders' funds                                                            146,076            142,221
 Other liabilities                                                                     152,633            170,442
 Accrued income taxes                                                                    6,885             (4,521)
 Deferred income taxes                                                                  16,534             37,869
 Debt                                                                                  195,000            181,000
 Liabilities related to separate accounts                                              603,630            550,697
 Minority interest in consolidated subsidiaries                                         55,000             55,000
                                                                                   -----------        -----------
   TOTAL LIABILITIES                                                                 7,721,036          7,647,889
                                                                                    ----------         ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

STOCKHOLDERS' EQUITY
 Preferred Stock, $1 par value
   Shares authorized: 3,600,000; Issued: none
 Junior Participating Cumulative Preferred Stock, $1 par value
   Shares authorized: 400,000; Issued:  none
 Common Stock, $0.50 par value
   Shares authorized: 80,000,000
   Issued: 1997 and 1996 - 33,336,462                                                   16,668             16,668
 Additional paid-in capital                                                            166,828            166,713
 Net unrealized gains (losses) on investments
   (net of income tax: 1997 - $(17,420); 1996 - $3,601)                                (32,352)             6,688
 Retained earnings                                                                     461,280            442,046
 Treasury stock (1997 - 2,528,936 shares; 1996 - 2,561,344 shares)                     (11,856)           (11,874)
 Unallocated stock in Employee Stock Ownership Plan
     (1997 - 693,120 shares; 1996 - 743,462 shares)                                     (4,592)            (4,925)
                                                                                   -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                                             595,976            615,316
                                                                                   -----------        -----------

                                                                                    $8,317,012         $8,263,205
                                                                                   ===========        ===========

            See notes to consolidated condensed financial statements

                                          PROTECTIVE LIFE CORPORATION
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                                --------------------
                                                                                                1997            1996
                                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                $   24,783    $    21,068
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of deferred policy acquisition costs                                       20,835         21,819
        Capitalization of deferred policy acquisition costs                                    (25,480)       (20,328)
        Depreciation expense                                                                     1,496          1,570
        Deferred income taxes                                                                     (314)           459
        Accrued income taxes                                                                    11,406          1,740
        Interest credited to universal life and investment products                             41,239         69,895
        Policy fees assessed on universal life and investment products                         (31,163)       (26,535)
        Change in accrued investment income and other receivables                                2,381        (23,643)
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                               93,441         86,786
        Change in other liabilities                                                            (17,899)        (5,699)
        Other (net)                                                                             (4,914)        (7,335)
                                                                                           -----------    -----------
  Net cash provided by operating activities                                                    115,811        119,797
                                                                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                         723,663        189,407
        Other                                                                                   28,655         20,728
  Sale of investments
        Investments available for sale                                                         537,926        354,545
        Other                                                                                    2,776        554,969
  Cost of investments acquired
        Investments available for sale                                                      (1,332,927)    (1,295,016)
        Other                                                                                  (89,573)      (119,178)
  Acquisitions and bulk reinsurance assumptions                                                 (2,436)       116,220
  Purchase of property and equipment                                                            (1,890)        (1,856)
  Sale of property and equipment                                                                    54            331
                                                                                           -----------    -----------
  Net cash used in investing activities                                                       (133,752)      (179,850)
                                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                          534,400        442,234
  Principal payments on line of credit arrangements and debt                                  (520,400)      (429,034)
  Dividends to stockholders                                                                     (5,549)        (4,607)
  Investment product deposits and changes in universal life deposits                           174,968        309,117
  Investment product withdrawals                                                              (244,533)      (254,493)
                                                                                           -----------    -----------
  Net cash provided by (used in) financing activities                                          (61,114)        63,217
                                                                                          -------------  ------------

INCREASE (DECREASE) IN CASH                                                                    (79,055)         3,164
CASH AT BEGINNING OF PERIOD                                                                    121,051         11,392
                                                                                          ------------   ------------
CASH AT END OF PERIOD                                                                     $     41,996    $    14,556
                                                                                          ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
     Interest on debt                                                                       $   (4,662)     $  (4,594)
     Income taxes                                                                           $   (1,858)     $  (8,496)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissuance of treasury stock to ESOP                                                      $       84      $     669
  Unallocated stock in ESOP                                                                 $      333      $     334
  Reissuance of treasury stock                                                              $       49
  Acquisitions
     Assets acquired                                                                        $      339      $ 138,564
     Liabilities assumed                                                                           (90)      (169,287)
                                                                                          ---------------   ----------
     Net                                                                                    $      249       $(30,723)
                                                                                          ==============      ========



See notes to consolidated condensed financial statements

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - COMMITMENTS AND CONTINGENT LIABILITIES

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

         A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. The Company and its subsidiaries, like other life and health insurers, in the ordinary course of business, are involved in such litigation.

The outcome of any such litigation cannot be predicted with certainty. In addition, in some lawsuits involving insurers' sales practices, insurers have made material settlement payments to end litigation.

         Pending litigation includes a class action filed in Jefferson County (Birmingham), Alabama with respect to the refund of certain cancer insurance premiums. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

NOTE C - BUSINESS SEGMENTS

         The Company operates predominantly in the life and accident and health insurance industry. The following table sets forth total revenues, income (loss) before income tax and minority interest, and identifiable assets of the Company's business segments.

                                                                    THREE MONTHS ENDED MARCH 31
                                                     -----------------------------------------------------------------
                                                                  1997                                  1996
                                                                  ----                                  ----
                                                        AMOUNT         PERCENT                 AMOUNT        PERCENT
                                                     ----------       ----------             ---------      ---------
                                                                        (dollars in thousands)
TOTAL REVENUES:
  Acquisitions                                       $ 54,110           20.5%                $ 52,026          20.8%
  Financial Institutions                               15,028            5.7                   14,675           5.9
  Group                                                60,836           23.0                   51,018          20.4
  Guaranteed Investment Contracts                      50,885           19.3                   50,834          20.4
  Individual Life                                      48,927           18.5                   46,204          18.5
  Investment Products                                  29,590           11.2                   29,774          11.9
  Corporate and Other                                   4,715            1.7                    4,524           1.8
  Unallocated Realized
     Investment Gains (Losses)                            161            0.1                      690           0.3
                                                   ----------         ------               ----------        ------
                                                     $264,252          100.0%                $249,745         100.0%
                                                     ========          =====                 ========         =====

INCOME (LOSS) BEFORE INCOME
  TAX AND MINORITY INTEREST:
  Acquisitions                                       $ 14,835           38.3  %              $ 12,959          39.1%
  Financial Institutions                                2,917            7.5                    1,335           4.0
  Group                                                 3,718            9.6                    3,872          11.6
  Guaranteed Investment Contracts                       6,189           15.9                    6,328          19.1
  Individual Life                                       5,764           14.9                    3,531          10.7
  Investment Products                                   3,218            8.3                    2,903           8.8
  Corporate and Other                                   1,966            5.1                    1,522           4.6
  Unallocated Realized
     Investment Gains (Losses)                            161            0.4                      690           2.1
                                                   ----------         ------               ----------        ------
                                                     $ 38,768          100.0  %              $ 33,140         100.0%
                                                     ========          =====                 ========         =====

                                                           MARCH 31, 1997                        DECEMBER 31, 1996
                                                          ----------------                     ---------------------
                                                      AMOUNT           PERCENT                AMOUNT          PERCENT
                                                   -----------       -----------            ---------        ---------
                                                                        (dollars in thousands)
IDENTIFIABLE ASSETS:
  Acquisitions                                     $1,532,813           18.4%              $1,579,253          19.1%
  Financial Institutions                              330,843            4.0                  352,021           4.3
  Group                                               280,766            3.4                  278,926           3.4
  Guaranteed Investment Contracts                   2,587,899           31.1                2,608,149          31.5
  Individual Life                                   1,069,345           12.9                1,037,386          12.5
  Investment Products                               1,945,698           23.4                1,873,119          22.7
  Corporate and Other                                 569,648            6.8                  534,351           6.5
                                                  -----------         ------              -----------        ------
                                                   $8,317,012          100.0%              $8,263,205         100.0%
                                                   ==========          =====               ==========         =====

NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1997 and for the three months then ended, the Company's life insurance subsidiaries had stockholder's equity and net income prepared in conformity with statutory reporting practices of $493.1 million and $22.4 million, respectively.

NOTE E - INVESTMENTS

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

         The Company's balance sheets at March 31, 1997 and December 31, 1996, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                           MARCH 31, 1997      DECEMBER 31, 1996
                                           --------------      -----------------
                                                     (IN THOUSANDS)

        Total investments                   $6,666,568          $6,534,122
        Deferred policy acquisition costs      500,544             496,148
        All other assets                     1,199,672           1,222,646
                                            ----------          ----------
                                            $8,366,784          $8,252,916
                                            ==========          ==========

        Deferred income taxes               $   33,754         $    34,268
        All other liabilities                7,704,702           7,610,020
                                             ---------          ----------
                                             7,738,456           7,644,288
        Stockholders' equity                   628,328             608,628
                                            ----------         -----------
                                            $8,366,784          $8,252,916
                                            ==========          ==========


NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities." This statement is effective for transactions entered into after January 1, 1997. In February 1997 the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128 "Earnings per Share" effective for financial statements issued for periods ending after December 15, 1997. The Company anticipates that the impact of adopting this accounting standard will not be significant.

NOTE G - RECLASSIFICATIONS

         Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets or stockholders' equity.

NOTE H - SUBSEQUENT EVENTS

         On April 8, 1997, the Company announced it had reached an agreement to acquire all of the outstanding capital stock of West Coast Life Insurance Company ("West Coast Life") and the purchase is expected to be financed from internal sources. The agreement is subject to regulatory approval and certain customary closing conditions. At December 31, 1996, West Coast Life had $9.5 billion of life insurance in force, total statutory assets of $752 million and $106 million of annual premium. The purchase price is approximately $257 million. The Company expects to operate West Coast Life as a subsidiary, with its headquarters in California, and retain West Coast Life's sales force.

         On April 29, 1997, a special purpose finance subsidiary of the Company, PLC Capital Trust I ("PLC Capital Trust") issued $75 million of 8.25% Trust Originated Preferred Securities ("TOPrS"), guaranteed on a subordinated basis by the Company. PLC Capital Trust was formed solely to issue TOPrS and other securities and use the proceeds thereof to purchase subordinated debentures of the Company. The Company has the right under the subordinated debentures to extend interest payment periods up to 20 consecutive quarters, and, as a consequence, quarterly dividends on the TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust during any such extended interest payment period. The TOPrS are redeemable by PLC Capital Trust at any time on or after April 29, 2002. Net proceeds of approximately $72.6 million were used to repay bank borrowings. The TOPrS and dividends thereon will be reported in the Company's financial statement as "minority interest in consolidated subsidiaries." In related transactions, the Company entered into interest rate swap agreements which effectively converted the TOPrS from a fixed dividend rate to the floating 90 day London Interbank Offered Rate ("LIBOR") plus 74 basis points. The initial effective interest rate was 6.52%.

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


                              RESULTS OF OPERATIONS


Premiums and Policy Fees

         The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                                                  PREMIUMS AND POLICY FEES
                                            -----------------------------------
             THREE MONTHS                                            PERCENTAGE
                ENDED                           AMOUNT                INCREASE/
                MARCH 31                     (IN THOUSANDS)          (DECREASE)
             ------------                   ---------------         -----------

                   1996                        $115,586                 11.1%
                   1997                         129,578                 12.1

         Premiums and policy fees increased $14.0 million or 12.1% in the first three months of 1997 over the first three months of 1996. The coinsurance by the Acquisitions Division of two blocks of policies in the fourth quarter of 1996 resulted in a $2.3 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $2.3 million decrease in premiums and policy fees. Premium and policy fees from the Financial Institutions Division increased slightly in the first three months of 1997 as compared to the first three months of 1996. The reinsurance of a block of policies in the second quarter of 1996 represented a $5.0 million increase in premiums and policy fees. This increase was largely offset by decreases resulting from a reinsurance arrangement begun in 1995, whereby most of the Division's new credit insurance sales are ceded to a reinsurer. Premium and policy fees from the Group Division increased $10.1 million in the first three months of 1997 as compared to the same period in 1996. Premium and policy fees related to the Group Division's dental business increased $6.8 million in the first three months of 1997 as compared to the same period in 1996. Increases in premiums and policy fees from the Individual Life and Investment Product Divisions were $3.2 million and $0.6 million, respectively.

Net Investment Income

         The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                                                 NET INVESTMENT INCOME
               THREE MONTHS                   ----------------------------
                  ENDED                       AMOUNT               PERCENTAGE
                 MARCH 31                 (IN THOUSANDS)            INCREASE
              --------------              --------------           ----------

                  1996                       $124,280                  10.3%
                  1997                        130,330                   4.9

         Net investment income in the first three months of 1997 was $6.1 million or 4.9% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity deposits and to acquisitions. The assumption of a block of policies in the second quarter of 1996 and two blocks of policies in the fourth quarter of 1996 resulted in an increase in net investment income of $2.7 million in the first three months of 1997 as compared to the same period in 1996.

Realized Investment Gains (Losses)

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

         The following table sets forth realized investment gains (losses) for the periods shown:

                THREE MONTHS                               REALIZED
                   ENDED                           INVESTMENT GAINS (LOSSES)
                  MARCH 31                              (IN THOUSANDS)
               --------------                     ---------------------------

                   1996                                     $4,421
                   1997                                       (418)

         Realized investment losses were $0.4 million for the first three months of 1997 compared to realized investment gains of $4.4 million for the corresponding period of 1996. In the 1996 first quarter, the Company sold $554 million of its commercial mortgage loans in a securitization transaction, resulting in a $6.1 million realized investment gain.

Other Income

         The following table sets forth other income for the periods shown:


                      THREE MONTHS
                        ENDED                        OTHER INCOME
                       MARCH 31                     (IN THOUSANDS)
                      ------------                  --------------

                         1996                            $5,458
                         1997                             4,762

         Other  income   consists   primarily  of  revenues  of  the   Company's
broker-dealer subsidiary, fees from variable insurance products and administrative-services-only types of group accident and health insurance contracts, revenues of the Company's wholly-owned insurance marketing organizations and small noninsurance subsidiaries, and the results of the Company's 50%-owned joint venture in Hong Kong. Other income in the first three months of 1997 was $0.7 million lower than the corresponding period of 1996. Revenues from the Company's broker-dealer subsidiary increased $0.9 million in the first three months of 1997 as compared to the same period in 1996. Other income from all other sources decreased $1.6 million in the first three months of 1997 as compared with the first three months of 1996.

Income Before Income Tax and Minority Interest

         The following table sets forth income or loss before income tax and minority interest by business segment for the periods shown:

                                                 INCOME (LOSS) BEFORE INCOME TAX
                                                      AND MINORITY INTEREST
                                                    THREE MONTHS ENDED MARCH 31
                                                 -------------------------------
                                                            (IN THOUSANDS)
                BUSINESS SEGMENT                       1997             1996
                ----------------                       ----             ----

        Acquisitions                                $14,835            $12,959
        Financial Institutions                        2,917              1,335
        Group                                         3,718              3,872
        Guaranteed Investment Contracts               6,189              6,328
        Individual Life                               5,764              3,531
        Investment Products                           3,218              2,903
        Corporate and Other                           1,966              1,522
        Unallocated Realized Investment Gains(Losses)   161                690
                                                      -----          ---------
                                                    $38,768            $33,140
                                                    =======            =======

        Percentage Increase                           17.0%               12.1%

         Pretax earnings from the Acquisitions Division increased $1.9 million in the first three months of 1997 as compared to the same period of 1996. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's three most recent acquisitions resulted in a $0.9 million increase in pretax earnings. Older acquired blocks experienced a $1.0 million increase in pretax earnings in the first three months of 1997 as compared to the same period in 1996 primarily due to improved mortality experience.

         Pretax earnings of the Financial Institutions Division were $1.6 million higher in the first three months of 1997 as compared to the same period in 1996. Included in the Division's results are earnings from the coinsurance of a block of policies in the second quarter of 1996.

         Group Division pretax earnings were $0.2 million lower in the first three months of 1997 as compared to the first three months of 1996. Lower cancer earnings offset improved traditional group life and health results. Dental earnings were $2.2 million in the first quarter of 1997 as compared to $2.4 million in the first quarter of 1996. The Division recently announced its intention to exit the traditional group major medical business implementing its strategy to focus primarily on dental products. This decision is not expected to have a significant effect on the Division's results.

         The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $6.9 million in the first three months of 1997 and $8.7 million in the corresponding period of 1996. In December, 1996, the Company sold a major portion of its bank loan participations in a securitization transaction which reduced the Division's earnings. In addition, the Division has shortened the duration of its invested assets which also reduced earnings. Realized investment losses associated with this Division in the first three months of 1997 were $0.7 million as compared to $2.4 million in the same period last year. As a result, total pretax earnings were $6.2 million in the first three months of 1997 compared to $6.3 million for the same period last year.

         The Individual Life Division had pretax operating earnings of $5.8 million in the first three months of 1997 as compared to $2.4 million in the same period of 1996. Earnings from Empire General (an insurance subsidiary which distributes products through brokerage general agencies) improved $1.6 million in the first quarter of 1997 as compared to the same period in 1996. The Division's earnings also increased due to improved mortality experience and lower expenses related to new marketing ventures. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $5.8 million in the first three months of 1997 as compared to $3.5 million in the first three months of 1996.

         Investment Products Division pretax operating earnings of $3.2 million were $1.0 million higher in the first three months of 1997 compared to the same period of 1996. Variable annuity earnings improved $1.4 million. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $0.7 million in 1996, resulting in total pretax earnings of $3.2 million in the first three months of 1997 as compared to $2.9 million in the same period of 1996.

         The Corporate and Other segment consists primarily of net investment income on capital, interest expense on substantially all debt, the Company's 50%-owned joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment increased $0.4 million in the first three months of 1997 as compared to the first three months of 1996.

Income Taxes

         The following table sets forth the effective income tax rates for the periods shown:
                THREE MONTHS
                   ENDED                                    ESTIMATED EFFECTIVE
                 MARCH 31                                    INCOME TAX RATES
                ------------                                --------------------

                   1996                                             34%
                   1997                                             34

         The effective income tax rate for the full year of 1996 was 34%. Management's estimate of the effective income tax rate for 1997 is also 34%.

Net Income

         The following table sets forth net income and the net income per share for the periods shown, and the percentage change from the prior period:

          THREE MONTHS                                 NET INCOME
            ENDED                       TOTAL                       PERCENTAGE
            MARCH 31                (IN THOUSANDS)      PER SHARE     INCREASE
     -------------------            -------------       ---------    ----------

             1996                      $21,068           $.73          15.9%
             1997                       24,783            .80           9.6

         Compared to the same period in 1996, net income per share in the first three months of 1997 increased 9.6%, reflecting improved operating earnings in the Acquisitions, Financial Institutions, Individual Life and Investment Products Divisions and the Corporate and Other segment, which were partially offset by lower operating earnings in the Group and Guaranteed Investment Contracts Divisions and lower realized investment gains (net of related amortization of deferred policy acquisition costs.)

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

         The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 1997, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $4,697.9 million, which is 1.2% below amortized cost (less allowances for uncollectible amounts on investments) of $4,757.3 million. The Company had $1,579.9 million in mortgage loans at March 31, 1997. While the Company's mortgage loans do not have quoted market values, at March 31, 1997, the Company estimates the market value of its mortgage loans to be $1,617.5 million (using discounted cash flows from the next call date) which is 2.4% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

         For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $547.9 million of the Company's mortgage loans have this participation feature.

         At March 31, 1997, delinquent mortgage loans and foreclosed real estate were 0.4% of assets. Bonds rated less than investment grade were 1.4% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 0.7% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's allowance for uncollectible amounts on investments was $31.6 million at March 31, 1997.

         Policy loans at March 31, 1997, were $166.5 million, a decrease of $0.2 million from December 31, 1996. Policy loan rates are generally in the 4.5% to 8.0% range and at least equal the assumed interest rates used for future policy benefits.

         The Company believes its asset/liability management programs and procedures and certain product features provide significant protection for the Company against the effects of changes in interest rates. However, approximately one-fourth of the Company's liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material. Additionally, the Company believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts.

         The Company's asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is the Company's policy to generally maintain asset and liability durations within 10% of one another, although from time to time broader duration matching is allowed.

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts, interest rate options, and interest rate swaps are sometimes used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as GICs and annuities. Realized investment gains and losses of such contracts are deferred and amortized over the life of the hedged asset. At March 31, 1997, open futures contracts with a notional amount of $975 million were in a $0.5 million unrealized loss position.

         The Company may also sometimes use interest rate swap contracts and options to enter into interest rate swap contracts (swaptions) to convert certain investments from a variable to a fixed rate of interest and from a fixed to a variable rate of interest, and to convert its Senior Notes, Medium-Term Notes, and Monthly Income Preferred Securities from a fixed rate to a variable rate of interest. The proceeds from the sale of swaptions are deferred and amortized over the life of the related debt. At March 31, 1997, related open interest rate swap contracts with a notional amount of $372.8 million were in a $4.5 million net unrealized loss position.

         Withdrawals related to GICs were approximately $786 million during 1996. Withdrawals related to GICs are estimated to be approximately $600 million in 1997. The Company's asset/liability management programs and procedures take into account maturing contracts. Accordingly, the Company does not expect maturing contracts to have an unusual effect on the future operations and liquidity of the Company.

         In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at March 31, 1997 to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $335.8 million. The Company's subsidiaries held $129.2 million in cash and short-term investments at March 31, 1997. Protective Life Corporation had an additional $0.1 million in cash and short-term investments available for general corporate purposes.

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

         At March 31, 1997,  Protective  Life  Corporation  had  borrowed  $59.7 million of a $70 million revolving line of credit bearing interest rates averaging 5.8% and an additional $15.3 million at a rate of 6.0%. At March 31, 1997, the Company's bank borrowings had increased $14.0 million, net of repayments, since December 31, 1996. Proceeds were used for general corporate purposes, including the acquisition of a small dental managed care organization and an additional investment in the Hong Kong joint venture.

         Protective Life Corporation's cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal, and management services rendered to the subsidiaries, and investment income. At December 31, 1996, approximately $173 million of consolidated stockholders' equity, excluding net unrealized losses on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. Also, distributions, including cash dividends to Protective Life Corporation from its life insurance subsidiaries, in excess of approximately $439 million, would be subject to federal income tax at rates then effective. The Company does not anticipate involuntarily making distributions that would be subject to income tax.

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

         A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of the Company's insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by the Company.

         Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe that any such assessments will be materially different from amounts already reflected in the financial statements.

          The Company and its subsidiaries, like other life and health insurers, in the course of business are involved in litigation. Pending litigation includes a class action filed in Jefferson County (Birmingham), Alabama with respect to the refund of certain cancer insurance premiums. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

         Rating downgrades have exceeded upgrades for the past several years, and public pronouncements by the rating agencies indicate that this trend is expected to continue for the near future.

         The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries.

                                     PART II


Item 4.  Results of Votes of Security Holders

         The Annual Meeting of Stockholders was held on May 5, 1997. Shares entitled to vote at the Annual Meeting totaled 30,807,526 of which 25,591,758 shares were represented.

         At the Annual Meeting the following directors were elected. The number of shares cast for and authorization withheld for each nominee is shown below.

                                                                  AUTHORIZATION
                                            FOR                      WITHHELD
                                         ----------               -------------

         William J. Rushton III          21,193,741                  4,398,017
         John W. Woods                   25,497,674                     94,084
         William J. Cabaniss, Jr.        25,501,950                     89,808
         Drayton Nabers, Jr.             25,502,150                     89,608
         John J. McMahon, Jr.            25,501,490                     90,268
         A. W. Dahlberg                  25,486,460                    105,298
         John W. Rouse, Jr.              25,495,926                     95,832
         Robert T. David                 25,495,532                     96,226
         Ronald L. Kuehn, Jr.            25,486,490                    105,268
         Herbert A. Sklenar              25,501,490                     90,268
         James S. M. French              25,501,490                     90,268
         Robert A. Yellowlees            21,193,085                  4,398,673
         John D. Johns                   25,502,150                     89,608

         Additionally, at the Annual Meeting stockholders approved three resolutions. The first resolution was to approve the Company's 1997 Performance Share Plan. Shares voting for the first resolution were 21,950,265, shares voting against were 1,160,339, shares abstaining were 236,722, and there were 2,244,432 broker non-votes. The second resolution was to approve the Company's Annual Incentive Plan. Shares voting for the second resolution were 24,516,771, shares voting against were 894,342, and shares abstaining were 180,645. The third resolution was to approve the Company's 1997 Stock Incentive Plan. Shares voting for the third resolution were 20,653,713, shares voting against were 2,456,156, shares abstaining were 237,457, and there were 2,244,432 broker non-votes.

         After giving effect to additional and revised proxies which were received by the Company's proxy solicitor prior to the Annual Meeting, but which, due to technical difficulties, were not received by the Company prior to the close of voting on the proposals, the information presented above would be revised in several respects, all of which would increase the total shares voting "for" the various proposals. The Company notes that after giving effect to such proxies, all directors would have received at least 25,280,768 "for" votes.

         With regards to the transaction of such other business as might properly come before the Annual Meeting or any adjournment thereof, 175,089 shares were cast as authorization withheld. No other matters came before the Annual Meeting or any adjournment thereof.


Item 6.   Exhibits and Reports on Form 8-K

          (a).   Exhibit 10(a) - The Company's 1997 Performance Share Plan

                 Exhibit 10(b) - The Company's  Annual Incentive Plan (effective as of January 1, 1997)

                 Exhibit 10(c) - The Company's 1996 Stock Incentive Plan as amended through March 3, 1997

                 Exhibit 10(d) - The Company's Deferred Compensation Plan for Officers as amended through March 3, 1997

                 Exhibit 10(e) - The Company's Deferred Compensation Plan for
                                 Directors Who Are Not Employees of the Company as amended through March 3, 1997

                 Exhibit 15 - Letter re: unaudited interim financial statements

                 Exhibit 27 - Financial Data Schedule

                 Exhibit 99 - Safe Harbor for Forward Looking Statements

          (b). A report on Form 8-K was filed February 11, 1997, reporting under Item 5 and Item 7, the Company's 1996 fourth quarter earnings press release.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PROTECTIVE LIFE CORPORATION




Date: May 14, 1997                                /s/  Jerry W. DeFoor
                                                  --------------------
                                                  Jerry W. DeFoor
                                                  Vice President and Controller,
                                                  and Chief Accounting Officer
                                                  (Duly authorized officer)