Form 10-Q
period 1997-06-30
PROTECTIVE LIFE CORP
filed 1997-08-14
CIK 355429

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

                  For the quarterly period ended JUNE 30, 1997

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

                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of August 8, 1997: 30,814,136 shares.

                           PROTECTIVE LIFE CORPORATION



                                      INDEX

                                                                  PAGE NUMBER
PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants................................
        Consolidated Condensed Statements of Income for the Three and Six
          Months ended June 30, 1997 and 1996 (unaudited).................
        Consolidated Condensed Balance Sheets as of June 30, 1997
          (unaudited) and December 31, 1996...............................
        Consolidated Condensed Statements of Cash Flows for the
          Six Months ended June 30, 1997 and 1996 (unaudited).............
        Notes to Consolidated Condensed Financial Statements (unaudited)..
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................

PART II.  OTHER INFORMATION:
   Item 6.  Exhibits and Reports on Form 8-K.............................
Signature................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of June 30, 1997, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and consolidated condensed statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
July 23, 1997


                           PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                   JUNE 30                           JUNE 30
                                                                            -------------------------------------------------------
                                                                              1997          1996             1997          1996
                                                                              ----          ----             ----          ----

REVENUES
  Premiums and policy fees (net of reinsurance ceded:
     three months: 1997 - $71,873; 1996 - $88,232
     six months: 1997 - $125,916; 1996 - $166,535)                         $117,993       $132,251         $247,571      $247,837
  Net investment income                                                     137,475        130,560          267,805       254,840
  Realized investment gains (losses)                                          1,143            600              725         5,021
  Other income                                                                8,906          4,972           13,668        10,430
                                                                          ---------      ---------         --------      --------
                                                                            265,517        268,383          529,769       518,128
                                                                           --------       --------         --------      --------

BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance ceded:
     three months: 1997 - $24,394; 1996 - $61,030
     six months: 1997 - $40,833; 1996 - $117,781)                           169,813        164,057          332,832       317,197
  Amortization of deferred policy acquisition costs                          18,210         29,522           39,045        51,340
  Other operating expenses (net of reinsurance ceded:
     three months: 1997 - $22,042; 1996 - $25,007
     six months: 1997 - $36,616; 1996 - $42,809)                             33,513         38,281           75,143        79,928
                                                                           --------       --------          -------      --------

                                                                            221,536        231,860          447,020       448,465
                                                                           --------       --------         --------      --------

INCOME BEFORE INCOME TAX AND MINORITY
 INTEREST                                                                    43,981         36,523           82,749        69,663

Income tax expense                                                           14,954         12,417           28,135        23,685
                                                                           --------       --------          -------       -------

INCOME BEFORE MINORITY INTEREST                                              29,027         24,106           54,614        45,978

Minority interest in net income
  of consolidated subsidiaries                                                1,497            805            2,301         1,609
                                                                           --------       --------         --------      --------

NET INCOME                                                                 $ 27,530       $ 23,301         $ 52,313      $ 44,369
                                                                           ========       ========         ========      ========

NET INCOME PER SHARE                                                     $      .88     $      .78       $     1.68    $     1.51
                                                                         ==========     ==========       ==========    ==========

DIVIDENDS PAID PER SHARE                                                 $      .20     $      .18      $       .38   $       .34
                                                                         ==========     ==========      ===========   ===========

Average shares outstanding                                               31,243,771     29,805,228       31,203,065    29,412,794








SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                            PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Dollars in thousands)
                                                                                  JUNE 30               DECEMBER 31
                                                                                    1997                   1996
                                                                              -------------------------------------
ASSETS                                                                            (Unaudited)
 Investments:
    Fixed maturities                                                               $5,216,866          $4,686,072
    Equity securities                                                                  24,425              35,250
    Mortgage loans on real estate                                                   1,737,542           1,503,080
    Investment real estate, net                                                        12,072              14,305
    Policy loans                                                                      195,635             166,704
    Other long-term investments                                                        32,298              32,506
    Short-term investments                                                            208,653             114,258
                                                                                  -----------         -----------
       Total investments                                                            7,427,491           6,552,175
  Cash                                                                                  7,768             121,051
  Accrued investment income                                                            83,398              70,544
  Accounts and premiums receivable, net                                                42,349              47,371
  Reinsurance receivables                                                             442,759             332,614
  Deferred policy acquisition costs                                                   621,445             488,384
  Property and equipment, net                                                          38,283              36,091
  Other assets                                                                         70,943              64,278
  Assets held in separate accounts                                                    746,226             550,697
                                                                                  -----------         -----------
                                                                                   $9,480,662          $8,263,205
                                                                                   ==========          ==========

LIABILITIES
  Policy liabilities and accruals                                                  $3,365,397          $2,709,386
  Guaranteed investment contract deposits                                           2,545,193           2,474,728
  Annuity deposits                                                                  1,516,256           1,331,067
  Other policyholders' funds                                                          167,479             142,221
  Other liabilities                                                                   178,050             170,442
  Accrued income taxes                                                                  8,457              (4,521)
  Deferred income taxes                                                                30,372              37,869
  Debt                                                                                131,100             181,000
  Liabilities related to separate accounts                                            746,226             550,697
                                                                                 ------------        ------------
                                                                                    8,688,530           7,592,889
                                                                                  -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S SUBORDINATED DEBENTURES
  9% Cumulative Monthly Income Preferred Securities, Series A                          55,000              55,000
  8.25% Trust Originated Preferred Securities                                          75,000
                                                                                -------------        ------------
                                                                                      130,000              55,000
                                                                                 ------------        ------------

STOCKHOLDERS' EQUITY
  Preferred Stock, $1 par value
    Shares authorized: 3,600,000; Issued: none
  Junior Participating Cumulative Preferred Stock, $1 par value
    Shares authorized: 400,000; Issued:  none
  Common Stock, $0.50 par value
    Shares authorized: 80,000,000
    Issued: 1997 and 1996 - 33,336,462                                                 16,668              16,668
  Additional paid-in capital                                                          166,972             166,713
  Net unrealized gains (losses) on investments
    (net of income tax: 1997 - $6,612; 1996 - $3,601)                                  12,261               6,688
  Retained earnings                                                                   482,647             442,046
  Treasury stock (1997 - 2,522,326 shares; 1996 - 2,561,344 shares)                   (11,824)            (11,874)
  Unallocated stock in Employee Stock Ownership Plan
    (1997 - 693,120 shares; 1996 - 743,462 shares)                                     (4,592)             (4,925)
                                                                                 ------------        ------------
                                                                                      662,132             615,316
                                                                                  -----------         -----------
                                                                                   $9,480,662          $8,263,205
                                                                                   ==========          ==========



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30
                                                                                                1997            1996
                                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                               $    52,313    $    44,369
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of deferred policy acquisition costs                                       39,045         51,340
        Capitalization of deferred policy acquisition costs                                    (49,406)       (47,816)
        Depreciation expense                                                                       473          3,265
        Deferred income taxes                                                                  (17,592)       (11,502)
        Accrued income taxes                                                                    15,209          5,116
        Interest credited to universal life and investment products                            220,542        135,915
        Policy fees assessed on universal life and investment products                         (63,778)       (53,936)
        Change in accrued investment income and other receivables                                1,483        (69,529)
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                             (134,897)       109,484
        Change in other liabilities                                                            (11,162)        17,886
        Other (net)                                                                             (6,419)       (11,986)
                                                                                            ----------    -----------
  Net cash provided by operating activities                                                     45,811        172,606
                                                                                               -------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                       2,218,195        394,592
        Other                                                                                   58,635         35,649
  Sale of investments
        Investments available for sale                                                       1,012,132        559,300
        Other                                                                                    3,247        560,840
  Cost of investments acquired
        Investments available for sale                                                      (3,266,759)    (1,671,234)
        Other                                                                                 (202,403)      (244,164)
  Acquisitions and bulk reinsurance assumptions                                               (149,304)       172,726
  Purchase of property and equipment                                                            (2,788)        (2,859)
  Sale of property and equipment                                                                 2,681            334
                                                                                          ------------  -------------
  Net cash used in investing activities                                                       (326,364)      (194,816)
                                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                        1,090,138        731,734
  Principal payments on line of credit arrangements and debt                                (1,140,038)      (708,734)
  Issuance of Common Stock                                                                           0         70,538
  Issuance of preferred securities                                                              75,000              0
  Dividends to stockholders                                                                    (11,711)        (9,799)
  Investment product deposits and changes in universal life deposits                           465,132        425,110
  Investment product withdrawals                                                              (311,251)      (479,124)
                                                                                           -----------    ------------
  Net cash provided by (used in) financing activities                                          167,270         29,725
                                                                                           -----------   ------------

INCREASE (DECREASE) IN CASH                                                                   (113,283)         7,515
CASH AT BEGINNING OF PERIOD                                                                    121,051         11,392
                                                                                           -----------   ------------
CASH AT END OF PERIOD                                                                     $      7,768    $    18,907
                                                                                          ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
     Interest on debt                                                                       $   (6,108)     $  (5,291)
     Income taxes                                                                           $  (26,437)     $ (28,896)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissuance of treasury stock to ESOP                                                      $       84      $     669
  Unallocated stock in ESOP                                                                 $      333      $     334
  Reissuance of treasury stock                                                              $      225            231
  Acquisitions
     Assets acquired                                                                        $  941,462      $ 204,435
     Liabilities assumed                                                                      (784,799)      (253,480)
                                                                                             -----------    ----------
     Net                                                                                    $ 156,663       $(49,045)
                                                                                              ========       ========



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE C - PREFERRED SECURITIES

         In 1994 a special purpose finance subsidiary of the Company, PLC Capital L.L.C. ("PLC Capital"), issued $55 million of 9% Cumulative Monthly Income Preferred Securities, Series A ("MIPS"). On April 29, 1997, another special purpose finance subsidiary, PLC Capital Trust I ("PLC Capital Trust") issued $75 million of 8.25% Trust Originated Preferred Securities ("TOPrS"). The MIPS and TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the MIPS and TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital and PLC Capital Trust's obligations with respect to the MIPS and TOPrS.

         PLC Capital and PLC Capital Trust were formed solely to issue securities and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of PLC Capital are $69.6 million of Protective Life Corporation 9% Series A Subordinated Debentures due June 30, 2024. The sole assets of PLC Capital Trust are $77.3 million of Protective Life Corporation 8.25% Subordinated Debentures due 2027, Series B. The Company has the right under the subordinated debentures to extend interest payment periods up to five consecutive years, and, as a consequence, dividends on the MIPS and TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital and PLC Capital Trust, respectively, during any such extended interest payment period. The MIPS are redeemable by PLC Capital at any time on or after June 30, 1999. The TOPrS are redeemable by PLC Capital Trust at any time on or after April 29, 2002.

         The MIPS and TOPrS are reported in the accompanying balance sheets as "Guaranteed Preferred Beneficial Interests In Company's Subordinated Debentures" and the related dividends are reported in the accompanying statements of income as "minority interest in net income of consolidated subsidiaries".

NOTE D - BUSINESS SEGMENTS

         The Company operates predominantly in the life and accident and health insurance industry. The following table sets forth total revenues, income (loss) before income tax and minority interest, and identifiable assets of the Company's business segments.

                                                                   SIX MONTHS ENDED JUNE 30
                                                               1997                             1996
                                                               ----                             ----
                                                        AMOUNT          PERCENT               AMOUNT          PERCENT
                                                                        (dollars in thousands)
TOTAL REVENUES:
  Acquisitions                                       $115,446           21.8  %              $105,803          20.4%
  Dental and Consumer Benefits                        113,176           21.4                  103,609          20.0
  Financial Institutions                               25,025            4.7                   47,090           9.1
  Guaranteed Investment Contracts                     104,532           19.7                  103,989          20.0
  Individual Life                                      95,316           18.0                   88,912          17.2
  Investment Products                                  59,865           11.3                   58,458          11.3
  Corporate and Other                                  16,380            3.1                    8,456           1.6
  Unallocated Realized
     Investment Gains (Losses)                             29            0.0                    1,811           0.4
                                                  -----------         ------               ----------        ------
                                                     $529,769          100.0  %              $518,128         100.0%
                                                     ========          =====                 ========         =====

INCOME (LOSS) BEFORE INCOME
  TAX AND MINORITY INTEREST:
  Acquisitions                                       $ 29,271           35.4  %              $ 25,626          36.8%
  Dental and Consumer Benefits                         10,228           12.4                    6,700           9.6
  Financial Institutions                                5,921            7.1                    3,852           5.5
  Guaranteed Investment Contracts                      15,800           19.1                   15,093          21.7
  Individual Life                                       5,946            7.2                    7,049          10.1
  Investment Products                                   5,944            7.2                    7,938          11.4
  Corporate and Other                                   9,610           11.6                    1,594           2.3
  Unallocated Realized
     Investment Gains (Losses)                             29            0.0                    1,811           2.6
                                                   ----------         ------                ---------        ------
                                                     $ 82,749          100.0  %              $ 69,663         100.0%
                                                     ========          =====                 ========         =====

                                                         JUNE 30, 1997                           DECEMBER 31, 1996
                                                         -------------                           -----------------
                                                      AMOUNT             PERCENT               AMOUNT          PERCENT
                                                      ------             -------               ------          -------
                                                                        (dollars in thousands)
IDENTIFIABLE ASSETS:
  Acquisitions                                     $2,422,091           25.5  %            $1,579,253          19.1%
  Dental and Consumer Benefits                        281,426            3.0                  278,926           3.4
  Financial Institutions                              327,319            3.5                  352,021           4.3
  Guaranteed Investment Contracts                   2,690,020           28.4                2,608,149          31.5
  Individual Life                                   1,120,206           11.8                1,037,386          12.5
  Investment Products                               2,155,801           22.7                1,873,119          22.7
  Corporate and Other                                 483,799            5.1                  534,351           6.5
                                                  -----------         ------              -----------        ------
                                                   $9,480,662          100.0  %            $8,263,205         100.0%
                                                   ==========          =====               ==========         =====

NOTE E - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1997 and for the six months then ended, the Company's life insurance subsidiaries had stockholder's equity and net income prepared in conformity with statutory reporting practices of $407.5 million and $60.0 million, respectively.

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

         The Company's balance sheets at June 30, 1997 and December 31, 1996, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                 JUNE 30, 1997               DECEMBER 31, 1996
                                                                 -------------              -----------------
                                                                               (IN THOUSANDS)

        Total investments                                         $7,402,320                      $6,534,122
        Deferred policy acquisition costs                            627,743                         496,148
        All other assets                                           1,431,726                       1,222,646
                                                                  ----------                      ----------
                                                                  $9,461,789                      $8,252,916
                                                                  ==========                      ==========

        Deferred income taxes                                   $     23,760                     $    34,268
        All other liabilities                                      8,788,158                       7,610,020
                                                                  ----------                      ----------
                                                                   8,811,918                       7,644,288
        Stockholders' equity                                         649,871                         608,628
                                                                 -----------                     -----------
                                                                  $9,461,789                      $8,252,916
                                                                  ==========                      ==========

NOTE G - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At June 30, 1997, open option contracts with a notional amount of $1,225.0 million were in a $1.0 million unrealized loss position.

         The Company uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. The Company also uses interest rate swap contracts and options to enter into interest rate swaps (swaptions) to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and TOPrS from a fixed rate to a variable rate of interest. The proceeds from the sale of swaptions are deferred and amortized over the life of the related securities. At June 30, 1997, related open interest rate swap contracts with a notional amount of $500.3 million where in a $0.3 million net unrealized gain position.

NOTE H - RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities." This statement is effective for transactions entered into after January 1, 1997.

NOTE I - RECLASSIFICATIONS

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Protective Life Corporation, through its subsidiaries, provides financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("Protective Life") is the Company's principal operating subsidiary.

         Unless the context otherwise requires, the "Company" refers to the consolidated group of Protective Life Corporation and its subsidiaries.

         The Company has six operating divisions: Acquisitions, Dental and Consumer Benefits ("Dental"), Financial Institutions, Guaranteed Investment Contracts ("GIC"), Individual Life, and Investment Products. The Company also has an additional business segment which is described herein as Corporate and Other.

         The Dental Division (formerly known as the Group Division) recently exited from the traditional group major medical business, fulfilling the Division's strategy to focus primarily on dental and related products. Accordingly, the Division was renamed the Dental and Consumer Benefits Division.

                              RESULTS OF OPERATIONS

PREMIUMS AND POLICY FEES

         The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                                                  PREMIUMS AND POLICY FEES
                   SIX MONTHS                                        PERCENTAGE
                   ENDED                       AMOUNT                 INCREASE/
                  JUNE 30                   (IN THOUSANDS)           (DECREASE)

                    1996                       $247,837                 13.9 %
                    1997                        247,571                 (0.1)

         Premiums and policy fees decreased $0.3 million or 0.1% in the first six months of 1997 over the first six months of 1996. The coinsurance by the Acquisitions Division of a block of policies and the acquisition of a small life insurance company in the fourth quarter of 1996 and the acquisition of West Coast Life Insurance Company ("West Coast") in the second quarter of 1997 resulted in a $6.6 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $4.6 million decrease in premiums and policy fees. Premiums and policy fees from the Dental Division increased $9.8 million in the first six months of 1997 as compared to the same period in 1996. Premiums and policy fees related to the Division's dental business increased $15.0 million in the first six months of 1997 as compared to the same period in 1996. This increase was partially offset by a decrease in premiums related to the Division's exit from the group major medical business. Premiums and policy fees from the Financial
                                       11

Institutions Division decreased $21.0 million in the first six months of 1997 as compared to the first six months of 1996. Decreases of $11.9 million resulted from a reinsurance arrangement begun in 1995 whereby most of the Division's new credit insurance sales are being ceded to a reinsurer. Decreases of $9.1 million relate to the normal decrease in premiums on a closed block of credit insurance policies reinsured in 1996. Increases in premiums and policy fees from the Individual Life and Investment Product Divisions were $8.0 million and $1.3 million, respectively.

NET INVESTMENT INCOME

         The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                     SIX MONTHS                    NET INVESTMENT INCOME
                     ENDED                   AMOUNT                  PERCENTAGE
                    JUNE 30                 (IN THOUSANDS)            INCREASE

                      1996                   $254,840                  10.5%
                      1997                    267,805                   5.1

         Net investment income in the first six months of 1997 was $13.0 million or 5.1% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity deposits and to acquisitions. The coinsurance of a block of policies and the acquisition of a small life insurance company in the fourth quarter of 1996 and the acquisition of West Coast in the second quarter of 1997 resulted in an increase in net investment income of $8.4 million in the first six months of 1997 as compared to the same period in 1996.

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

         The following table sets forth net realized investment gains for the periods shown:

                       SIX MONTHS                              NET REALIZED
                         ENDED                               INVESTMENT GAINS
                        JUNE 30                               (IN THOUSANDS)

                         1996                                     $5,021
                         1997                                        725

          Net realized investment gains were $0.7 million for the first six months of 1997 compared to $5.0 million for the corresponding period of 1996. In the 1996 first quarter, the Company sold $554 million of its commercial mortgage loans in a securitization transaction, resulting in a $6.1 million realized investment gain.

OTHER INCOME

         The following table sets forth other income for the periods shown:


           SIX MONTHS
              ENDED                                         OTHER INCOME
             JUNE 30                                       (IN THOUSANDS)

              1996                                             $10,430
              1997                                              13,668

         Other  income   consists   primarily  of  revenues  of  the   Company's
broker-dealer subsidiary, fees from variable insurance products and administrative-services-only types of group accident and health insurance contracts, revenues of the Company's wholly-owned insurance marketing organizations and small noninsurance subsidiaries, and the results of the Company's 50%-owned joint venture in Hong Kong. Other income in the first six months of 1997 was $3.2 million higher than the corresponding period of 1996. Revenues from the Company's broker-dealer subsidiary increased $2.3 million in the first six months of 1997 as compared to the same period in 1996. Other income from all other sources increased $0.9 million in the first six months of 1997 as compared with the first six months of 1996.

INCOME BEFORE INCOME TAX AND MINORITY INTEREST

         The following table sets forth income or loss before income tax and minority interest by business segment for the periods shown:

                                                                                       INCOME (LOSS) BEFORE INCOME TAX
                                                                                         AND MINORITY INTEREST
                                                                                       SIX MONTHS ENDED JUNE 30
                                                                                            (IN THOUSANDS)
                BUSINESS SEGMENT                                                1997                         1996
                ----------------                                                ----                         ----

        Acquisitions                                                          $29,271                       $25,626
        Dental and Consumer Benefits                                           10,228                         6,700
        Financial Institutions                                                  5,921                         3,852
        Guaranteed Investment Contracts                                        15,800                        15,093
        Individual Life                                                         5,946                         7,049
        Investment Products                                                     5,944                         7,938
        Corporate and Other                                                     9,610                         1,594
        Unallocated Realized Investment Gains (Losses)                             29                         1,811
                                                                            ---------                      --------
                                                                              $82,749                       $69,663
                                                                              =======                       =======

        Percentage Increase                                                    17.9%                         20.3%

         Pretax earnings from the Acquisitions Division increased $3.6 million in the first six months of 1997 as compared to the same period of 1996. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's most recent acquisitions resulted in a $2.8 million increase in pretax earnings. In addition, the Division's mortality experience was approximately $2.1 million more favorable in the first six months of 1997 as compared to the same period last year.

         Dental Division pretax earnings were $3.5 million higher in the first six months of 1997 as compared to the first six months of 1996. $1.8 million of the increase was a one-time release of reserves associated with exiting the group major medical business. Lower cancer earnings partially offset improved traditional group life and health results. Dental earnings were $4.4 million (including expenses of $1.0 million to develop a new discounted fee-for-service program) in the first six months of 1997 as compared to $4.6 million in the first six months of 1996.

         Pretax earnings of the Financial Institutions Division were $2.1 million higher in the first six months of 1997 as compared to the same period in 1996. Included in the Division's results are earnings from the coinsurance of a block of policies in the second quarter of 1996.

          The GIC Division had pretax operating earnings of $15.7 million in the first six months of 1997 and $19.5 million in the corresponding period of 1996. In December, 1996, the Company sold a major portion of its bank loan participations in a securitization transaction which has subsequently reduced the Division's earnings. The decrease was partially offset by a related improvement in earnings in the Corporate and Other segment. In addition, the Division has shortened the duration of its invested assets which also reduced earnings. Realized investment gains associated with this Division in the first six months of 1997 were $0.1 million as compared to realized investment losses of $4.4 million in the same period last year. As a result, total pretax earnings were $15.8 million in the first six months of 1997 compared to $15.1 million for the same period last year.

         The Individual Life Division had pretax operating earnings of $5.9 million in both the first six months of 1997 and in the same period of 1996. During the second quarter of 1997 the Division experienced record high mortality. After an extensive audit of second quarter claims, management concluded this experience was a random fluctuation. Furthermore, claims in July 1997 were at expected levels. This decrease was partially offset by earnings from Empire General (an insurance subsidiary which distributes products through brokerage general agencies) which improved $1.9 million in the first six months of 1997 as compared to the same period in 1996 and by reductions in expenses related to new marketing ventures. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $5.9 million in the first six months of 1997 as compared to $7.0 million in the first six months of 1996.

         Investment Products Division pretax operating earnings of $5.7 million were $0.1 million lower in the first six months of 1997 compared to the same period of 1996. The Division's 1996 results included a one-time $0.9 million addition to earnings. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $0.2 million in the first six months of 1997 as compared to $2.1 million in 1996, resulting in total pretax earnings of $5.9 million in the first six months of 1997 as compared to $7.9 million in the same period of 1996.

         The Corporate and Other segment consists primarily of net investment income on capital, interest expense on substantially all debt, the Company's 50%-owned joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment increased $8.0 million in the first six months of 1997 as compared to the first six months of 1996. In the 1997 second quarter the Company sold its interest in a money management joint venture resulting in a gain of $4.1 million. The remaining increase in earnings relate primarily to increased net investment income on capital.

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

NET INCOME

         The following table sets forth net income and the net income per share for the periods shown, and the percentage change from the prior period:

                   SIX MONTHS                                                 NET INCOME
                      ENDED                                TOTAL                                 PERCENTAGE
                     JUNE 30                              (IN THOUSANDS)       PER SHARE           INCREASE
                -----------------                         -------------        ---------        -----------

                       1996                                 $44,369             $1.51                15.3%
                       1997                                  52,313              1.68                11.3

         Compared to the same period in 1996, net income per share in the first six months of 1997 increased 11.3%, reflecting improved operating earnings in the Acquisitions, Dental, Financial Institutions, and Individual Life Divisions and the Corporate and Other segment, which were partially offset by lower operating earnings in the Guaranteed Investment Contracts and Investment Products Divisions and lower realized investment gains (net of related amortization of deferred policy acquisition costs.)

RECENTLY ISSUED ACCOUNTING STANDARDS

          In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" effective for financial statements issued for periods ending after December 15, 1997. In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information" effective for financial statements issued for periods beginning after December 15, 1997. The Company anticipates that the impact of adopting these accounting standards will not be significant.

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

         The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 1997, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $5,216.9 million, which is 0.1% above amortized cost (less allowances for uncollectible amounts on investments) of $5,195.9 million. The Company had $1,737.5 million in mortgage loans at June 30, 1997. While the Company's mortgage loans do not have quoted market values, at June 30, 1997, the Company estimates the market value of its mortgage loans to be $1,807.7 million (using discounted cash flows from the next call date) which is 4.0% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

         For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $559.4 million of the Company's mortgage loans have this participation feature.

         At June 30, 1997, delinquent mortgage loans and foreclosed real estate were 0.3% of assets. Bonds rated less than investment grade were 1.5% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 0.3% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's allowance for uncollectible amounts on investments was $31.6 million at June 30, 1997.

         Policy loans at June 30, 1997, were $195.6 million, a decrease of $2.0 million from December 31, 1996 (after excluding approximately $30.9 million of policy loans associated with an acquisition in the second quarter of 1997). Policy loan rates are generally in the 4.5% to 8.0% range and are at least equal the assumed interest rates used for future policy benefits.

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

         The Company's asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is the Company's policy to generally maintain asset and liability durations within one half year of one another, although from time to time broader duration matching is allowed.

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts, interest rate options, and interest rate swaps are sometimes used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as GICs and annuities. Realized investment gains and losses of such contracts are deferred and amortized over the life of the hedged asset. At June 30, 1997, open option contracts with a notional amount of $1,225.0 million were in a $1.0 million unrealized loss position.

         The Company may also sometimes use interest rate swap contracts and options to enter into interest rate swap contracts (swaptions) to convert certain investments from a variable to a fixed rate of interest and from a fixed to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, Monthly Income Preferred Securities, and Trust Originated Preferred Securities from a fixed rate to a variable rate of interest. The proceeds from the sale of swaptions are deferred and amortized over the life of the related debt. At June 30, 1997, related open interest rate swap contracts with a notional amount of $500.3 million were in a $0.3 million net unrealized gain position.

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

         In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at June 30, 1997 to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $368.7 million. The Company's subsidiaries held $211.6 million in cash and short-term investments at June 30, 1997. Protective Life Corporation had an additional $4.8 million in cash and short-term investments available for general corporate purposes.

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

         On April 29, 1997, a special purpose finance subsidiary of the Company, PLC Capital Trust I ("PLC Capital Trust") issued $75 million of 8.25% Trust Originated Preferred Securities ("TOPrS"), guaranteed on a subordinated basis by the Company. PLC Capital Trust was formed solely to issue TOPrS and other securities and use the proceeds thereof to purchase subordinated debentures of the Company. The Company has the right under the subordinated debentures to extend interest payment periods up to 20 consecutive quarters, and, as a consequence, quarterly dividends on the TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust during any such extended interest payment period. The TOPrS are redeemable by PLC Capital Trust at any time on or after April 29, 2002. Net proceeds of approximately $72.6 million were used to repay bank borrowings. In related transactions, the Company entered into interest rate swap agreements which effectively converted the TOPrS from a fixed dividend rate to the floating 90 day London Interbank Offered Rate ("LIBOR") plus 74 basis points. The effective interest rate at June 30, 1997 was 6.52%.

         At June 30, 1997, Protective Life Corporation had borrowed $7.1 million of a $70 million revolving line of credit bearing interest rates averaging 6.0%. In addition, Protective Life Insurance Company had borrowed $4.0 million at a rate of 6.6%.

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

         To give the Company flexibility in connection with future acquisitions and other growth opportunities, the Company has registered $200 million of debt securities, preferred and common stock and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

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



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a).   Exhibit 15 - Letter re: unaudited interim financial statements

                 Exhibit 27 - Financial Data Schedule

                 Exhibit 99 - Safe Harbor for Forward Looking Statements

          (b). A report on Form 8-K dated April 23, 1997, was filed reporting under Item 5 and Item 7, the Company's 1997 first quarter earnings press release.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PROTECTIVE LIFE CORPORATION




Date: August 14, 1997                          /S/  JERRY W. DEFOOR
                                               --------------------
                                               Jerry W. DeFoor
                                               Vice President and Controller,
                                               and Chief Accounting Officer
                                               (Duly authorized officer)