Form 10-Q
period 1997-09-30
PROTECTIVE LIFE CORP
filed 1997-11-12
CIK 355429

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

                For the quarterly period ended SEPTEMBER 30, 1997

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

                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of November 7, 1997: 30,814,136 shares.

                           PROTECTIVE LIFE CORPORATION



                                      INDEX




PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants...................................
        Consolidated Condensed Statements of Income for the Three and Nine
          Months ended September 30, 1997 and 1996 (unaudited)..............
        Consolidated Condensed Balance Sheets as of September 30, 1997
          (unaudited) and December 31, 1996.................................
        Consolidated Condensed Statements of Cash Flows for the
          Nine Months ended September 30, 1997 and 1996 (unaudited).........
        Notes to Consolidated Condensed Financial Statements (unaudited)....
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................

PART II.  OTHER INFORMATION:
   Item 6.  Exhibits and Reports on Form 8-K................................


Signature...................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of September 30, 1997, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996 and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
October 23, 1997

                           PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30                    SEPTEMBER 30
                                                                    ------------------------------    ---------------------

                                                                             1997           1996            1997           1996
                                                                             ----           ----            ----           ----

REVENUES
Premiums and policy fees (net of reinsurance ceded:
     three months: 1997 - $95,507; 1996 - $81,453
     nine months: 1997 - $221,292; 1996 - $247,988)                        $116,246       $118,696         $363,817      $366,533
Net investment income                                                       158,196        129,309          426,001       384,149
Realized investment gains                                                        61            861              786         5,882
Other income                                                                  8,222          5,079           21,890        15,509
                                                                         ----------     ----------        ---------     ---------
                                                                            282,725        253,945          812,494       772,073
                                                                          ---------      ---------         --------      --------


BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
     three months: 1997 - $51,059; 1996 - $64,420
    nine months: 1997 - $93,780; 1996 - $182,201)                           163,880        162,635          496,712       479,832
Amortization of deferred policy acquisition costs                            28,516         18,822           67,561        70,162
Other operating expenses (net of reinsurance ceded:
    three months: 1997 - $26,459; 1996 - $24,368
    nine months: 1997 - $63,086; 1996 - $67,183)                             41,475         40,932          116,618       120,860
                                                                           --------      ---------         --------      --------
                                                                            233,871        222,389          680,891       670,854
                                                                           --------       --------         --------      --------

INCOME BEFORE INCOME TAX AND MINORITY
  INTEREST                                                                   48,854         31,556          131,603       101,219

Income tax expense                                                           16,610         10,730           44,745        34,415
                                                                           --------      ---------        ---------       -------

INCOME BEFORE MINORITY INTEREST                                              32,244         20,826           86,858        66,804

Minority interest in net income
    of consolidated subsidiaries                                              1,810            804            4,111         2,413
                                                                          ---------     ----------        ---------     ---------

NET INCOME                                                                 $ 30,434       $ 20,022         $ 82,747      $ 64,391
                                                                         ==========       ========         ========      ========

NET INCOME PER SHARE                                                     $      .97     $      .64       $     2.65    $     2.15
                                                                         ==========     ==========       ==========    ==========

DIVIDENDS PAID PER SHARE                                                 $      .20     $      .18      $       .58   $       .52
                                                                         ==========     ==========      ===========   ===========

Average shares outstanding                                               31,252,722     31,147,723       31,219,799    29,995,190







SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                                           PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Dollars in thousands)
                                                                                  SEPTEMBER 30         DECEMBER 31
                                                                                     1997                 1996
                                                                              -------------------------------------
ASSETS                                                                            (Unaudited)
  Investments:
    Fixed maturities                                                              $ 6,157,588          $4,686,072
    Equity securities                                                                  18,620              35,250
    Mortgage loans on real estate                                                   1,261,809           1,503,080
    Investment real estate, net                                                        14,770              14,305
    Policy loans                                                                      194,190             166,704
    Other long-term investments                                                        66,630              32,506
    Short-term investments                                                            202,463             114,258
                                                                                 ------------         -----------
        Total investments                                                           7,916,070           6,552,175
    Cash                                                                                  310             121,051
    Accrued investment income                                                          92,058              70,544
    Accounts and premiums receivable, net                                              42,175              47,371
    Reinsurance receivables                                                           473,521             332,614
    Deferred policy acquisition costs                                                 630,330             488,384
    Property and equipment, net                                                        37,431              36,091
    Other assets                                                                       83,542              64,278
    Assets held in separate accounts                                                  880,083             550,697
                                                                                -------------         -----------
                                                                                  $10,155,520          $8,263,205
                                                                                  ===========          ==========

LIABILITIES
    Policy liabilities and accruals                                              $  3,584,204          $2,709,386
    Guaranteed investment contract deposits                                         2,784,252           2,474,728
    Annuity deposits                                                                1,481,726           1,331,067
    Other policyholders' funds                                                        170,051             142,221
    Other liabilities                                                                 222,857             170,442
    Accrued income taxes                                                               16,761              (4,521)
    Deferred income taxes                                                              36,058              37,869
    Debt                                                                              138,600             181,000
    Liabilities related to separate accounts                                          880,083             550,697
                                                                               --------------        ------------
                                                                                    9,314,592           7,592,889
                                                                                -------------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
    IN COMPANY'S SUBORDINATED DEBENTURES
    9% Cumulative Monthly Income Preferred Securities, Series A                        55,000              55,000
    8.25% Trust Originated Preferred Securities                                        75,000
                                                                               --------------        ------------
                                                                                      130,000              55,000
                                                                                -------------        ------------

STOCKHOLDERS' EQUITY
    Preferred Stock, $1 par value
        Shares authorized: 3,600,000; Issued: none
    Junior Participating Cumulative Preferred Stock, $1 par value
        Shares authorized: 400,000; Issued:  none
    Common Stock, $0.50 par value
        Shares authorized: 80,000,000
        Issued: 1997 and 1996 - 33,336,462                                             16,668              16,668
    Additional paid-in capital                                                        167,668             166,713
    Net unrealized gains on investments
        (net of income tax: 1997 - $22,139; 1996 - $3,601)                             37,754               6,688
    Retained earnings                                                                 506,918             442,046
    Treasury stock (1997 - 2,522,326 shares; 1996 - 2,561,344 shares)                 (13,488)            (11,874)
    Unallocated stock in Employee Stock Ownership Plan
        (1997 - 693,120 shares; 1996 - 743,462 shares)                                 (4,592)             (4,925)
                                                                               --------------        ------------
                                                                                      710,928             615,316
                                                                                -------------         -----------
                                                                                  $10,155,520          $8,263,205
                                                                                  ===========          ==========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                                NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                                1997            1996
                                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                   $82,747        $64,391
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of deferred policy acquisition costs                                       67,561         70,162
        Capitalization of deferred policy acquisition costs                                    (88,154)       (70,124)
        Depreciation expense                                                                     1,946          5,114
        Deferred income taxes                                                                  (20,349)        (4,659)
        Accrued income taxes                                                                    16,637         (1,319)
        Interest credited to universal life and investment products                            357,880        206,763
        Policy fees assessed on universal life and investment products                         (97,491)       (84,362)
        Change in accrued investment income and other receivables                              (34,468)       (78,861)
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                               (5,602)        53,996
        Change in other liabilities                                                            (10,515)         8,619
        Other (net)                                                                            (23,341)       (11,792)
                                                                                        --------------   ------------
  Net cash provided by operating activities                                                    246,851        157,928
                                                                                         -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                       4,670,040        494,088
        Other                                                                                  225,427         94,816
  Sale of investments
        Investments available for sale                                                       1,062,668        769,357
        Other                                                                                  689,043        561,440
  Cost of investments acquired
        Investments available for sale                                                      (6,547,985)    (2,112,193)
        Other                                                                                 (582,300)      (335,397)
  Acquisitions and bulk reinsurance assumptions                                               (171,560)       172,726
  Purchase of property and equipment                                                            (3,594)        (6,040)
  Sale of property and equipment                                                                 2,681            455
                                                                                        --------------  -------------
  Net cash used in investing activities                                                       (655,580)      (360,748)
                                                                                         -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                        1,202,938        840,484
  Principal payments on line of credit arrangements and debt                                (1,245,338)      (816,984)
  Issuance of Common Stock                                                                                     70,538
  Issuance of preferred securities                                                              75,000
  Dividends to stockholders                                                                    (17,874)       (15,343)
  Investment product deposits and changes in universal life deposits                           771,793        842,765
  Investment product withdrawals                                                              (498,531)      (711,826)
                                                                                         -------------   ------------
  Net cash provided by financing activities                                                    287,988        209,634
                                                                                         -------------   ------------

INCREASE (DECREASE) IN CASH                                                                   (120,741)         6,814
CASH AT BEGINNING OF PERIOD                                                                    121,051         11,392
                                                                                         -------------  -------------
CASH AT END OF PERIOD                                                                   $          310   $     18,206
                                                                                        ==============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
     Interest on debt                                                                       $  (11,264)    $   (9,389)
     Income taxes                                                                           $  (40,585)    $  (38,971)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissuance of treasury stock to ESOP                                                      $       84     $      669
  Unallocated stock in ESOP                                                                 $      333     $      334
  Reissuance of treasury stock                                                              $    1,096     $      258
  Acquisitions
     Assets acquired                                                                        $1,115,171     $  200,737
     Liabilities assumed                                                                      (902,357)      (253,480)
                                                                                           ------------    -----------
     Net                                                                                    $  212,814     $  (52,743)
                                                                                           ===========     ===========



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

         A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. The Company and its subsidiaries, like other life and health insurers, in the ordinary course of business, are involved in such litigation, including purported class action litigation. The outcome of any such litigation cannot be predicted with certainty. In addition, in some lawsuits involving insurers' sales practices, insurers have made material settlement payments to end litigation.

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

                                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                                 1997                                  1996
                                                                 ----                                  ----
                                                        AMOUNT           PERCENT               AMOUNT          PERCENT
                                                                          (dollars in thousands)
TOTAL REVENUES:
  Acquisitions                                       $168,054           20.7  %              $157,565          20.4%
  Dental and Consumer Benefits                        158,137           19.5                  151,767          19.7
  Financial Institutions                               41,212            5.1                   69,453           9.0
  Guaranteed Investment Contracts                     155,876           19.2                  153,720          19.9
  Individual Life                                     165,945           20.4                  133,958          17.4
  Investment Products                                  91,405           11.2                   85,949          11.1
  Corporate and Other                                  29,828            3.7                   13,871           1.8
  Unallocated Realized
     Investment Gains (Losses)                          2,037            0.2                    5,790           0.7
                                                   ----------         ------               ----------        ------
                                                     $812,494          100.0  %              $772,073         100.0%
                                                     ========          =====                 ========         =====

INCOME (LOSS) BEFORE INCOME
  TAX AND MINORITY INTEREST:
  Acquisitions                                       $ 45,033           34.2  %              $ 38,252          37.8%
  Dental and Consumer Benefits                         14,103           10.7                    2,821           2.8
  Financial Institutions                                9,197            7.0                    6,893           6.8
  Guaranteed Investment Contracts                      20,082           15.3                   22,299          22.0
  Individual Life                                      14,778           11.2                   11,502          11.4
  Investment Products                                   8,577            6.5                    9,822           9.7
  Corporate and Other                                  17,796           13.5                    3,840           3.8
  Unallocated Realized
     Investment Gains (Losses)                          2,037            1.6                    5,790           5.7
                                                   ----------         ------               ----------        ------
                                                     $131,603          100.0  %              $101,219         100.0%
                                                     ========          =====                 ========         =====

                                                          SEPTEMBER 30, 1997                     DECEMBER 31, 1996
                                                      AMOUNT             PERCENT               AMOUNT          PERCENT
                                                                        (dollars in thousands)
IDENTIFIABLE ASSETS:
  Acquisitions                                    $ 1,507,191           14.8  %            $1,579,253          19.1%
  Dental and Consumer Benefits                        294,759            2.9                  278,926           3.4
  Financial Institutions                              467,542            4.6                  352,021           4.3
  Guaranteed Investment Contracts                   2,973,521           29.3                2,608,149          31.5
  Individual Life                                   2,100,872           20.7                1,037,386          12.5
  Investment Products                               2,324,258           22.9                1,873,119          22.7
  Corporate and Other                                 487,377            4.8                  534,351           6.5
                                                -------------         ------              -----------        ------
                                                  $10,155,520          100.0  %            $8,263,205         100.0%
                                                  ===========          =====               ==========         =====


NOTE E - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1997 and for the nine months then ended, the Company's life insurance subsidiaries had stockholder's equity and net income prepared in conformity with statutory reporting practices of $417.2 million and $84.9 million, respectively.

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

         The Company's balance sheets at September 30, 1997 and December 31, 1996, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                            SEPTEMBER 30, 1997                   DECEMBER 31, 1996
                                                            ------------------                   -----------------
                                                                              (IN THOUSANDS)

        Total investments                                    $  7,839,655                         $6,534,122
        Deferred policy acquisition costs                         646,852                            496,148
        All other assets                                        1,609,120                          1,222,646
                                                             ------------                         ----------
                                                              $10,095,627                         $8,252,916
                                                              ===========                         ==========

        Deferred income taxes                              $       13,919                        $    34,268
        All other liabilities                                   9,278,534                          7,555,020
                                                             ------------                         ----------
                                                                9,292,453                          7,589,288
        Preferred Securities                                      130,000                             55,000
        Stockholders' equity                                      673,174                            608,628
                                                            -------------                        -----------
                                                              $10,095,627                         $8,252,916
                                                              ===========                         ==========


NOTE G - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At September 30, 1997, open option contracts with a notional amount of $1.2 billion were in a $1.1 million unrealized loss position.

         The Company uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. The Company also uses interest rate swap contracts and options to enter into interest rate swaps (swaptions) to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and TOPrS from a fixed rate to a variable rate of interest. The proceeds from the sale of swaptions are deferred and amortized over the life of the related securities. At September 30, 1997, related open interest rate swap contracts with a notional amount of $460.3 million were in a $0.9 million net unrealized gain position.

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

                              RESULTS OF OPERATIONS

PREMIUMS AND POLICY FEES

         The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                                 PREMIUMS AND POLICY FEES
                NINE MONTHS                                    PERCENTAGE
                 ENDED                   AMOUNT                 INCREASE/
                 SEPTEMBER 30          (IN THOUSANDS)          (DECREASE)

                   1996                 $366,533                 12.8 %
                   1997                  363,817                 (0.7)

         Premiums and policy fees decreased $2.7 million or 0.7% in the first nine months of 1997 over the first nine months of 1996. The coinsurance by the Acquisitions Division of a block of policies and the acquisition of a small life insurance company in the fourth quarter of 1996 resulted in a $6.1 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $6.0 million decrease in premiums and policy fees. The Dental Division's exit from the group major medical business resulted in a $22.4 million decrease in premiums and policy fees. Premiums and policy fees related to the Dental Division's other businesses increased $26.2 million in the first nine months of 1997 as compared to the same period in 1996. Premiums and policy fees from the Financial Institutions Division decreased $27.1 million in the first nine months of 1997 as compared to the first nine months of 1996. Decreases of $12.8 million resulted from a reinsurance arrangement begun in 1995 whereby most of the Division's new credit insurance sales are being ceded to a reinsurer. Decreases of $14.3 million relate to the normal decrease in premiums on a closed block of credit insurance policies reinsured in 1996. The Individual Life Division's premiums and policy fees increased $16.0 million, including $6.4 million from the acquisition of West Coast Life Insurance Company ("West Coast") in the second quarter of 1997. The increase in premiums and policy fees from the Investment Products Division was $2.7 million.

NET INVESTMENT INCOME

         The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

         NINE MONTHS                              NET INVESTMENT INCOME
            ENDED                           AMOUNT                  PERCENTAGE
        SEPTEMBER 30                      (IN THOUSANDS)            INCREASE

           1996                             $384,149                   8.3%
           1997                              426,001                  10.9

         Net investment income in the first nine months of 1997 was $41.9 million or 10.9% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets and an increase in participating mortgage loan income. Invested assets have increased primarily due to receiving annuity deposits and due to acquisitions. The coinsurance of a block of policies and the acquisition of a small life insurance company in the fourth quarter of 1996 and the acquisition of West Coast in the second quarter of 1997 resulted in an increase in net investment income of $24.9 million in the first nine months of 1997 as compared to the same period in 1996.

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

         The following table sets forth net realized investment gains for the periods shown:

          NINE MONTHS                                    NET REALIZED
             ENDED                                     INVESTMENT GAINS
         SEPTEMBER 30                                   (IN THOUSANDS)

            1996                                             $5,882
            1997                                                786

         Net realized investment gains were $0.8 million for the first nine months of 1997 compared to $5.9 million for the corresponding period of 1996. In the 1996 first quarter, the Company reported a $6.1 million gain relating to a securitization transaction.

OTHER INCOME

         The following table sets forth other income for the periods shown:

         NINE MONTHS
            ENDED                                    OTHER INCOME
        SEPTEMBER 30                                (IN THOUSANDS)

            1996                                        $15,509
            1997                                         21,890

         Other income consists primarily of revenues of the Company's broker-dealer subsidiary, fees from variable insurance products, revenues of the Company's wholly-owned insurance marketing organizations and small noninsurance subsidiaries, and the results of the Company's 50%-owned joint venture in Hong Kong. Other income in the first nine months of 1997 was $6.4 million higher than the corresponding period of 1996. Revenues from the Company's broker-dealer subsidiary increased $4.1 million in the first nine months of 1997 as compared to the same period in 1996. Other income from all other sources increased $2.3 million in the first nine months of 1997 as compared with the first nine months of 1996.

INCOME BEFORE INCOME TAX AND MINORITY INTEREST

         The following table sets forth income or loss before income tax and minority interest by business segment for the periods shown:

                                                                                       INCOME (LOSS) BEFORE INCOME TAX
                                                                                         AND MINORITY INTEREST
                                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                                                            (IN THOUSANDS)
                BUSINESS SEGMENT                                                1997                         1996
                ----------------                                                ----                         ----

        Acquisitions                                                        $  45,033                      $ 38,252
        Dental and Consumer Benefits                                           14,103                         2,821
        Financial Institutions                                                  9,197                         6,893
        Guaranteed Investment Contracts                                        20,082                        22,299
        Individual Life                                                        14,778                        11,502
        Investment Products                                                     8,577                         9,822
        Corporate and Other                                                    17,796                         3,840
        Unallocated Realized Investment Gains                                   2,037                         5,790
                                                                           ----------                    ----------
                                                                             $131,603                      $101,219
                                                                             ========                      ========

        Percentage Increase                                                   30.0%                         11.1%


         Pretax earnings from the Acquisitions Division increased $6.8 million in the first nine months of 1997 as compared to the same period of 1996. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's most recent acquisitions resulted in a $3.3 million increase in pretax earnings. In addition, the Division's mortality experience was approximately $7.2 million more favorable in the first nine months of 1997 as compared to the same period last year.

         Dental Division pretax earnings were $4.5 million higher in the first nine months of 1997 as compared to the first nine months of 1996 excluding a $6.8 million refund of premiums and related expenses in the 1996 third quarter. Dental earnings were $8.3 million, an increase of $1.6 million, before expenses of $1.8 million to develop a new discounted fee-for-service dental program. $1.8 million of the increase was a one-time release of reserves associated with exiting the group major medical business. Lower cancer earnings partially offset improved results in other lines.

         Pretax earnings of the Financial Institutions Division were $2.3 million higher in the first nine months of 1997 as compared to the same period in 1996. Included in the Division's results are earnings from the coinsurance of a block of policies in the second quarter of 1996.

         The GIC Division had pretax operating earnings of $21.9 million in the first nine months of 1997 and $30.1 million in the corresponding period of 1996. The decline largely reflects a reallocation of investment income from the GIC Division to the Company's other divisions and Corporate and Other segment. In December 1996, the Company sold a major portion of its bank loan participations in a securitization transaction which has reduced the Division's earnings. The decrease was partially offset by a related improvement in earnings in the Corporate and Other segment. In addition, the Company has shortened the duration of the GIC Division's invested assets which also reduced earnings and lengthened the duration of the other divisions' invested assets to better match assets to liabilities on a divisional level. Realized investment losses associated with this Division in the first nine months of 1997 were $1.8 million as compared to $7.8 million in the same period last year. As a result, total pretax earnings were $20.1 million in the first nine months of 1997 compared to $22.3 million for the same period last year.

         The Individual Life Division's results include West Coast which the Company acquired on June 3. The Division's pretax operating earnings of $14.8 million in the first nine months of 1997 were $4.4 million above the same period of 1996. West Coast represents $3.0 million of the increase. Mortality returned to normal levels in the 1997 third quarter after experiencing record high mortality in the previous quarter which reduced earnings approximately $4.3 million. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $14.8 million in the first nine months of 1997 as compared to $11.5 million in the first nine months of 1996.

         Investment Products Division pretax operating earnings of $8.4 million were $1.0 million higher in the first nine months of 1997 compared to the same period of 1996. The Division's 1996 results included a one-time $0.9 million addition to earnings. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $0.2 million in the first nine months of 1997 as compared to $2.4 million in 1996, resulting in total pretax earnings of $8.6 million in the first nine months of 1997 as compared to $9.8 million in the same period of 1996.

         The Corporate and Other segment consists primarily of net investment income on capital, interest expense on substantially all debt, the Company's 50%-owned joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment increased $14.0 million in the first nine months of 1997 as compared to the first nine months of 1996. In the 1997 second quarter the Company sold its interest in a money management joint venture resulting in income of $4.1 million. In the 1997 third quarter the segment had $3.0 million of income from the Company's participation commercial mortgage loan program. In addition, the segment's results include a decrease in interest expense of $2.6 million representing the dividends on the Company's Trust Originated Preferred Securities which are reported as "minority interest in net income of consolidated subsidiaries" rather than as expenses of the Corporate and Other segment. The remaining increase in earnings relates primarily to increased net investment income on capital and income from a securitization transaction.

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

NET INCOME

         The following table sets forth net income and the net income per share for the periods shown, and the percentage change from the prior period:

            NINE MONTHS                          NET INCOME
               ENDED                    TOTAL                         PERCENTAGE
            SEPTEMBER 30            (IN THOUSANDS)       PER SHARE     INCREASE
           ------------             -------------        ---------     ---------

              1996                     $64,391             $2.15          5.9%
              1997                      82,747              2.65         23.3

         Compared to the same period in 1996, net income per share in the first nine months of 1997 increased 23.3%, reflecting improved operating earnings in the Acquisitions, Dental, Financial Institutions, Individual Life and Investment Products Divisions and the Corporate and Other segment, which were partially offset by lower operating earnings in the Guaranteed Investment Contracts Division and lower realized investment gains (net of related amortization of deferred policy acquisition costs).

RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective for financial statements issued for periods ending after December 15, 1997. In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements issued for periods beginning after December 15, 1997. The Company anticipates that the impact of adopting these accounting standards will not be significant.


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

         The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 1997, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $6,157.6 million, which is 1.4% above amortized cost (less allowances for uncollectible amounts on investments) of $6,072.0 million. The Company had $1,261.8 million in mortgage loans at September 30, 1997. While the Company's mortgage loans do not have quoted market values, at September 30, 1997, the Company estimates the market value of its mortgage loans to be $1,339.8 million (using discounted cash flows from the next call date) which is 6.2% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

         For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $487.7 million of the Company's mortgage loans have this participation feature.

         At September 30, 1997, delinquent mortgage loans and foreclosed real estate were 0.2% of assets. Bonds rated less than investment grade were 1.9% of assets. Additionally, the Company had bank loan participations that were less than investment grade representing 0.2% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's allowance for uncollectible amounts on investments was $24.7 million at September 30, 1997.

         Policy loans at September 30, 1997, were $194.2 million, a decrease of $3.4 million from December 31, 1996 (after excluding approximately $30.9 million of policy loans associated with an acquisition in the second quarter of 1997). Policy loan rates are generally in the 4.5% to 8.0% range and are at least equal the assumed interest rates used for future policy benefits.

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

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts, interest rate options, and interest rate swaps are sometimes used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as GICs and annuities. Realized investment gains and losses of such contracts are deferred and amortized over the life of the hedged asset. At September 30, 1997, open option contracts with a notional amount of $1.2 billion were in a $1.1 million unrealized loss position.

         The Company may also sometimes use interest rate swap contracts and options to enter into interest rate swap contracts (swaptions) to convert certain investments from a variable to a fixed rate of interest and from a fixed to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, Monthly Income Preferred Securities, and Trust Originated Preferred Securities from a fixed rate to a variable rate of interest. The proceeds from the sale of swaptions are deferred and amortized over the life of the related debt. At September 30, 1997, related open interest rate swap contracts with a notional amount of $460.3 million were in a $0.9 million net unrealized gain position.

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

         In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at September 30, 1997, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $426.0 million. The Company's subsidiaries held $199.8 million in cash and short-term investments at September 30, 1997. Protective
Life Corporation had an additional $2.9 million in cash and short-term investments available for general corporate purposes.

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

         On April 29, 1997, a special purpose finance subsidiary of the Company, PLC Capital Trust I ("PLC Capital Trust") issued $75 million of 8.25% Trust Originated Preferred Securities ("TOPrS"), guaranteed on a subordinated basis by the Company. PLC Capital Trust was formed solely to issue TOPrS and other securities and use the proceeds thereof to purchase subordinated debentures of the Company. The Company has the right under the subordinated debentures to extend interest payment periods up to 20 consecutive quarters, and, as a consequence, quarterly dividends on the TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust during any such extended interest payment period. The TOPrS are redeemable by PLC Capital Trust at any time on or after April 29, 2002. Net proceeds of approximately $72.6 million were used to repay bank borrowings. In related transactions, the Company entered into interest rate swap agreements which effectively converted the TOPrS from a fixed dividend rate to the floating 90 day London Interbank Offered Rate ("LIBOR") plus 74 basis points. The effective interest rate at September 30, 1997, was 6.46%.

         On September 15, 1997, the Company sold approximately $445 million of its commercial mortgage loans in a securitization transaction. Proceeds from the sale consisted of cash of approximately $328 million, net of expenses, and securities issued in the securitization transaction of approximately $110 million.

         At September 30, 1997, Protective Life Corporation had borrowed $7.1 million of a $70 million revolving line of credit bearing interest rates averaging 6.1% and an additional $11.5 million at a rate of 5.9%.

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

         To give the Company flexibility in connection with future acquisitions and other growth opportunities, the Company has registered debt securities, preferred and common stock and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

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

          (a).   Exhibit 10(a) - Form of Employment Continuation Agreement

                 Exhibit 15 - Letter re: unaudited interim financial statements

                 Exhibit 27 - Financial Data Schedule

                 Exhibit 99 - Safe Harbor for Forward Looking Statements

          (b). A report on Form 8-K dated July 23, 1997, was filed reporting under Item 5 and Item 7, the Company's 1997 second quarter earnings press release.



                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PROTECTIVE LIFE CORPORATION




Date: November 12, 1997                           /S/  JERRY W. DEFOOR
                                                  --------------------
                                                  Jerry W. DeFoor
                                                  Vice President and Controller,
                                                  and Chief Accounting Officer
                                                  (Duly authorized officer)