Form 10-K
period 1997-12-31
PROTECTIVE LIFE CORP
filed 1998-03-27
CIK 355429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549





                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 1-12332

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

                          COMMON STOCK, $0.50 PAR VALUE
    SERIES A JUNIOR PARTICIPATING CUMULATIVE PREFERRED STOCK, $1.00 PAR VALUE PLC CAPITAL L.L.C. 9% CUMULATIVE MONTHLY INCOME PREFERRED SECURITIES, SERIES A
        PLC CAPITAL TRUST I 8.25% TRUST ORIGINATED PREFERRED SECURITIES
                               FELINE PRIDES UNITS
                GUARANTEES ISSUED FOR THE BENEFIT OF HOLDERS OF:
 PLC CAPITAL L.L.C. 9% CUMULATIVE MONTHLY INCOME PREFERRED SECURITIES, SERIES A
        PLC CAPITAL TRUST I 8.25% TRUST ORIGINATED PREFERRED SECURITIES
                                (Title of class)

                              Name of each exchange
                               ON WHICH REGISTERED
                             NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 6, 1998: $1,973,867,813

Number of shares of Common Stock, $0.50 Par Value, outstanding as of March 6, 1998: 30,879,132

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report To Stockholders (the "1997 Annual Report To Stockholders") are incorporated by reference into Parts I, II, and IV of this Report.

Portions of the Registrant's Proxy Statement dated March 27, 1998, are incorporated by reference into Part III of this Report.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                           PROTECTIVE LIFE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                     PART I
                                      PAGE

Item 1.       Business

Item 2.       Properties

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders


                                     PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Stockholder Matters

Item 6.       Selected Financial Data

Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Item 8.       Financial Statements and Supplementary Data

Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Item 11.      Executive Compensation

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management

Item 13.      Certain Relationships and Related Transactions

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K

                                     PART I

ITEM 1.   BUSINESS

         Protective Life Corporation is a holding company, whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. The Company also participates in a joint venture which owns a life insurance company in Hong Kong. Founded in 1907, Protective Life Insurance Company is the Company's principal operating subsidiary. Unless the context otherwise requires, the "Company" refers to the consolidated group of Protective Life Corporation and its subsidiaries.

         Copies of the Company's Proxy Statement and 1997 Annual Report to Stockholders will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Stockholder Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 868-3573, FAX (205) 868-3541. The information incorporated herein by reference is also electronically accessible through the Internet from the "EDGAR Database of Corporate Information" on the Securities and Exchange Commission's World Wide Web site (http://www.sec.gov).

         The Company operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products.

         Additional information concerning the Company's divisions may be found in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESULTS OF OPERATIONS" and Note J to Consolidated Financial
Statements in the Company's 1997 Annual Report to Stockholders, which are incorporated herein by reference.

LIFE INSURANCE

         A  strategic  focus of the  Company  is to  expand  its life  insurance
operations   through  internal  growth  and   acquisitions.   The  Acquisitions,
Individual Life, and West Coast Divisions support this strategy.


ACQUISITIONS DIVISION

         The Company is an active participant in the consolidation of the life and health insurance industry. The Acquisitions Division focuses on acquiring, converting, and servicing business acquired from other companies. These acquisitions may be accomplished through acquisitions of companies or through the assumption or reinsurance of life insurance and related policies. Thirty-nine transactions have been closed by the Division since 1970, including 12 since 1989. Blocks of policies acquired through the Division are usually administered as "closed" blocks; i.e., no new policies are sold. Therefore, the amount of insurance in force for a particular acquisition is expected to decline with time due to lapses and deaths of the insureds. However, in the case of the most recent acquisition closed by the Division, West Coast Life Insurance Company ("West

Coast") which is discussed below, the Company has elected to continue the marketing of new policies.

         The Company believes that its highly focused and disciplined approach to the acquisition process and its extensive experience in the assimilation, conservation, and servicing of purchased business give it a significant competitive advantage over many other companies that attempt to make similar acquisitions. The Company expects acquisition opportunities to continue to be available as the life and health industry continues to consolidate; however, management believes that the Company may face increased competition for future acquisitions.

         Total revenues and income before income tax from the Acquisitions Division are expected to decline with time unless new acquisitions are made. Therefore, the Division's revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity.

         In the second quarter of 1995, the Division coinsured a block of 28,000 policies. In January 1996, the Division coinsured a block of 38,000 policies. In December 1996, the Division acquired Community National Assurance Company with 16,000 policies and coinsured a related block of 22,000 policies. In June 1997, the Company acquired West Coast which is discussed below.

         From time to time other of the Company's Divisions have acquired companies and blocks of policies which are included in their respective results.


INDIVIDUAL LIFE DIVISION

         The Individual Life Division markets universal life, variable universal life and other life insurance products on a national basis through a network of independent insurance agents. In addition, the Division has grown sales by developing niche marketing strategies. The strategies include marketing specialty products through insurance brokerage channels and traditional life insurance products through regional stockbrokers and banks. The Division also offers its products on a "private label" basis to other insurance companies and their distribution systems. The Division has experienced increased sales even though the life insurance industry is a mature industry.

         The Division primarily utilizes a distribution system based on experienced independent personal producing general agents who are recruited by regional sales managers. At December 31, 1997, there were 37 regional sales managers located throughout the United States. Approximately 51% of the Division's 1997 sales came from this distribution system. In addition, the Division distributes insurance products in the life insurance brokerage market through a wholly-owned subsidiary, Empire General Life Assurance Corporation, representing approximately 39% of sales. The remaining 10% of 1997 sales came from stockbrokers, banks, and private label arrangements.

         The Division also includes ProEquities, Inc. ("PES"), an affiliated securities broker-dealer. Through PES, members of the Division's field force who are licensed to sell securities can sell stocks, bonds, mutual funds, and investment products that may be manufactured or issued by companies other than the Company.

WEST COAST DIVISION

         On June 3, 1997, the Company acquired West Coast. Headquartered in San Francisco, West Coast sells universal and traditional ordinary life products in the life insurance brokerage market and in the "bank owned life insurance" market.

         Most acquisitions closed by the Acquisitions Division do not include the acquisition of an active sales force. In transactions where some marketing capacity was included, the Company either ceased future marketing efforts or combined those efforts with another Division. In the West Coast case, the Company elected to continue the marketing of new policies, operating the company as a separate Division.

         The West Coast Division primarily utilizes a distribution system comprised of brokerage general agencies ("BGAs") with a network of independent life agents. The BGAs provide varying levels of service to the independent agents based on the size and structure of the individual BGA organizations. At December 31, 1997, the Division worked with 42 BGAs located throughout the United States.


SPECIALTY INSURANCE PRODUCTS

         A second strategic focus of the Company is to participate in specialized segments of the insurance industry that offer attractive growth opportunities. The Dental and Consumer Benefits and Financial Institutions Divisions support this strategy.


DENTAL AND CONSUMER BENEFITS DIVISION

         The Division (formerly known as the Group Division) recently exited from the traditional group major medical business, fulfilling the Division's strategy to focus primarily on dental and related products. Accordingly, the Division was renamed the Dental and Consumer Benefits ("Dental") Division.

         The Dental Division's primary strategic emphasis is on indemnity and managed-care dental products. At December 31, 1997, the Division had approximately 527,000 members in its dental managed care programs, and approximately 1,157,000 members in all of its dental programs.

         The Division was a pioneer in developing indemnity dental products for the voluntary payroll deduction market. In 1995, the Division entered the dental managed care segment when it acquired a dental managed care company which transacts business under the trade name "DentiCare". The acquisition combined DentiCare's high quality service and product capabilities with the Dental Division's marketing strength and capacity to distribute dental products through a much broader geographic distribution framework. The Division's strategy is to promote a "dual choice" option by offering DentiCare's products through the Division's existing indemnity dental distribution channels. The Division has also developed an innovative system for prospecting and selling dental insurance products by telephone.

         The Division also plans to grow the dental business through acquisitions. In 1996, the Division extended the geographical reach of its dental managed care operations into Oklahoma, Arkansas and Missouri and added approximately 38,000 new members through the acquisition of two related dental managed care plans doing business in those states. In 1997, the Division acquired three similar organizations: one with approximately 18,000 members in Wisconsin, a second with approximately 14,000 members in Texas, and a third with approximately 57,000 members in Georgia.

         The Division recently launched Dental Network Plans, which offers discounted fee-for-service dental programs to individual consumers and groups where enrolled consumers have access to a contracted network of dental providers who have agreed to a discounted fee schedule.

         The Division also markets group life and disability coverages, and administers an essentially closed block of individual cancer insurance policies.


FINANCIAL INSTITUTIONS DIVISION

         The Financial Institutions Division specializes in marketing credit life and disability insurance products through banks, consumer finance companies and automobile dealers. The majority of these policies cover consumer loans made by financial institutions located primarily in the southeastern United States and automobile dealers throughout the United States. Therefore, the demand for credit life and credit health insurance is related to the general level of loan demand. The Division markets through employee field representatives, independent brokers and wholly-owned subsidiaries. The Company believes it has been a beneficiary of a "flight to quality," as financial institutions and automobile dealers increasingly prefer to do business with insurers having quality products, strong balance sheets and high-quality training and service capabilities.

         On September 30, 1997, the Division acquired the Western Diversified Group. The Western Diversified Group markets credit insurance and related products through automobile dealers primarily in the midwestern United States. The Western Diversified Group includes a small property and casualty insurer that sells automobile extended warranty coverages, which the Division plans to market nationally through its other distribution channels. In addition, on October 1, 1997, the Division acquired an unrelated closed block of credit policies.

RETIREMENT SAVINGS AND INVESTMENT PRODUCTS

         A third strategic focus of the Company is to offer products that respond to the shift in consumer preference to savings products brought about by demographic trends as "baby-boomers" move into the saving stage of their life cycle. The two Divisions that support this strategy are the Guaranteed Investment Contracts and Investment Products Divisions.

GUARANTEED INVESTMENT CONTRACTS DIVISION

         The Company entered the Guaranteed Investment Contracts ("GIC") business in 1989. The GIC Division markets GICs to 401(k) and other qualified retirement savings plans. GICs are generally contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals, in keeping with the benefits provided by the plan. The Division also offers related products, including guaranteed funding agreements offered to the trustees of municipal bond proceeds, floating rate contracts offered to bank trust departments, and long-term annuity contracts offered to fund certain state obligations. The Division's emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution and administration costs.

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


INVESTMENT PRODUCTS DIVISION

         The Investment Products Division manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Individual Life Division's sales force. The demand for annuity products is related to the general level of interest rates and performance of the equity markets.

         Since 1990, the Division has offered modified guaranteed annuity products which guarantee an interest rate for a fixed period. Because contract values are "market-value adjusted" upon surrender prior to maturity, these products afford the Company a measure of protection from changes in interest rates. In 1992, the Division ceased most new sales of single premium deferred annuities. In 1994, the Division introduced a variable annuity product which offers the policyholder the opportunity to invest in various investment accounts.

         Variable annuity products represent approximately 49% of the Division's account balances at December 31, 1997 and 64% of the Division's 1997 sales.


CORPORATE AND OTHER

         The Company has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the Divisions described above (including net investment income on capital and interest on substantially all debt). This segment also includes earnings from various investment-related transactions and the operations of several small subsidiaries. The earnings of this segment may fluctuate from year to year.

         In 1994, the Company entered into a joint venture arrangement to enter the Hong Kong insurance market. The Company owns a 50% interest in a Hong Kong insurer which commenced business in early 1995. Management believes that this joint venture will position the Company to market life insurance in mainland China when that opportunity unfolds. The Company continues to investigate other possible opportunities in Asia.

INSURANCE IN FORCE

     The Company's total consolidated life insurance in force at December 31, 1997 was $89.3 billion. The following table shows sales by face amount and insurance in force for the Company's divisions.

                                                                    YEAR ENDED DECEMBER 31
                                         --------------------------------------------------------------------------
                                           1997           1996            1995             1994           1993
                                         --------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
NEW BUSINESS WRITTEN
   INDIVIDUAL LIFE.....................  $10,588,594    $ 9,245,002      $ 7,564,983     $  6,329,630   $ 4,440,510
   WEST COAST..........................    1,984,928
   DENTAL..............................      124,230        115,748          119,357          184,429       252,345
   FINANCIAL INSTITUTIONS..............    4,183,216      3,956,581        3,563,177        2,524,212     2,776,276
                                         --------------------------------------------------------------------------
        TOTAL..........................  $16,880,968    $13,317,331      $11,247,517     $  9,038,271   $ 7,469,131
                                         ===========    ===========      ===========     ============   ============

BUSINESS ACQUIRED
   ACQUISITIONS........................                 $ 1,286,673      $ 6,129,159     $  4,756,371   $ 4,378,812
   WEST COAST..........................  $10,237,731
   FINANCIAL INSTITUTIONS..............    3,364,617    $ 1,607,463
                                         ---------------------------------------------------------------------------

        TOTAL..........................  $13,602,348    $ 2,894,136      $ 6,129,159     $  4,756,371   $ 4,378,812
                                         ===========================================================================

INSURANCE IN FORCE AT END OF YEAR(1)
   ACQUISITIONS........................  $20,955,836    $20,037,857      $16,778,359     $11,728,569    $ 8,452,114
   INDIVIDUAL LIFE.....................   39,715,608     35,765,841       32,500,935      25,843,232     22,975,577
   WEST COAST..........................   12,004,967
   DENTAL..............................    6,393,076      6,054,947        6,371,313       7,464,501      6,716,724
   FINANCIAL INSTITUTIONS..............   10,183,997      7,468,761        6,233,256       4,841,318      4,306,179
                                         ---------------------------------------------------------------------------
        TOTAL..........................  $89,253,484    $69,327,406      $61,883,863   $49,877,620      $42,450,594
                                         ===========================================================================


(1)REINSURANCE ASSUMED HAS BEEN INCLUDED; REINSURANCE CEDED (1997-$34,139,554; 1996-$18,840,221; 1995- $17,524,366; 1994-$8,639,272; 1993-$7,484,566) HAS
   NOT BEEN DEDUCTED.


         The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions and assumptions was:

                                                                    RATIO OF
                YEAR ENDED                                         VOLUNTARY
                DECEMBER 31                                       TERMINATIONS

                   1993........................................       8.7%
                   1994........................................       7.0
                   1995........................................       6.9
                   1996........................................       6.4
                   1997........................................       6.9

         Net terminations reflect voluntary lapses, some of which may be due to the replacement of the Company's products with competitors' products. Also, a higher percentage of voluntary lapses typically occurs in the first 15 months of a policy, and accordingly, lapses will tend to increase or decrease in proportion to the change in new insurance written during the immediately preceding periods.

         The amount of investment products in force is measured by account balances. The following table shows guaranteed investment contract and annuity account balances.

                                     GUARANTEED            MODIFIED
                 YEAR ENDED          INVESTMENT           GUARANTEED                FIXED              VARIABLE
                 DECEMBER 31          CONTRACTS            ANNUITIES              ANNUITIES            ANNUITIES
                 -----------         ----------           ----------              ---------            ---------
                                                   (DOLLARS IN THOUSANDS)

                     1993             $2,015,075           $468,689               $537,053
                     1994              2,281,673            661,359                542,766         $   170,454
                     1995              2,451,693            741,849                472,656             392,237
                     1996              2,474,728            862,747                390,461             624,714
                     1997              2,684,676            926,071                453,418           1,057,186


UNDERWRITING

         The underwriting policies of the Company's insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, rated, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50. In the case of "simplified issue" policies, which are issued primarily through the Financial Institutions Division and the Individual Life Division in the payroll deduction market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than "simplified issue" policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

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

         The following table shows the Company's investments at December 31, 1997 valued on the basis of generally accepted accounting principles.

                                                                                         PERCENT OF TOTAL
                                                                ASSET VALUE                 INVESTMENTS
                                                          (DOLLARS IN THOUSANDS)
        FIXED MATURITIES:
           BONDS:
             MORTGAGE-BACKED SECURITIES                         $3,019,790                      37.5%
             UNITED STATES GOVERNMENT
                AND GOVERNMENT AGENCIES
                AND AUTHORITIES                                    161,850                       2.0
             STATES, MUNICIPALITIES, AND
                POLITICAL SUBDIVISIONS                              32,153                       0.4
             PUBLIC UTILITIES                                      488,922                       6.1
             CONVERTIBLES AND BONDS
                WITH WARRANTS ATTACHED                                 526                       -
             ALL OTHER CORPORATE BONDS                           2,665,146                      33.1
           REDEEMABLE PREFERRED STOCKS                               5,941                       0.1
                                                                ----------                      -----
                TOTAL FIXED MATURITIES                           6,374,328                      79.2
                                                                ----------                      -----

        EQUITY SECURITIES:
           COMMON STOCKS - INDUSTRIAL,
             MISCELLANEOUS, AND ALL OTHER                           4,605                        0.1
           NONREDEEMABLE PREFERRED STOCKS                          10,401                        0.1
                                                                 ---------                      -----
                TOTAL EQUITY SECURITIES                            15,006                        0.2

        MORTGAGE LOANS ON REAL ESTATE                           1,312,778                       16.3
        INVESTMENT REAL ESTATE                                     13,602                        0.2
        POLICY LOANS                                              194,109                        2.4
        OTHER LONG-TERM INVESTMENTS                                63,511                        0.8
        SHORT-TERM INVESTMENTS                                     76,086                        0.9
                                                                ----------                     ------
                TOTAL INVESTMENTS                              $8,049,420                      100.0%
                                                                ==========                     ======

         A significant portion of the Company's bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages, and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates. In its mortgage-backed securities portfolio, the Company has focused on sequential, planned amortization class and targeted amortization class securities, which tend to be less volatile than other classes of mortgage-backed securities.

         The Company obtains ratings of its fixed maturities from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Corporation ("S&P"). If a bond is not rated by Moody's or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 1997, approximately 99.6% of bonds were rated by Moody's, S&P, or the NAIC.

         The following table shows the approximate percentage distribution of the Company's fixed maturities by rating, utilizing S&P rating categories, at December 31, 1997:

                                                              PERCENTAGE OF
                         TYPE                                FIXED MATURITIES

                         BONDS
                          AAA                                     41.0%
                          AA                                       4.8
                          A                                       28.9
                          BBB                                     21.8
                          BB OR LESS                               3.4
                         REDEEMABLE PREFERRED STOCK                0.1
                         TOTAL                                   100.0%

         At December 31, 1997, approximately $6,147.2 million of the Company's $6,368.4 million bond portfolio was invested in U.S. Government or agency-backed securities or investment grade corporate bonds and only approximately $221.2 million of its bond portfolio was rated less than investment grade, of which $89.6 million were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $719.9 million of bonds are not publicly traded.

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

         The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 1997 was $3.0 million. The average size mortgage loan in the Company's portfolio is approximately $1.6 million. The largest single loan amount is $12.8 million.

         The following table shows a breakdown of the Company's mortgage loan portfolio by property type:

                                                             PERCENTAGE OF
                                                             MORTGAGE LOANS
                          PROPERTY TYPE                      ON REAL ESTATE

                          RETAIL                                   75%
                          APARTMENTS                                9
                          OFFICE BUILDING                           7
                          WAREHOUSES                                7
                          OTHER                                     2
                                                                  ----
                          TOTAL                                   100%

         Retail loans are generally on strip shopping centers located in smaller towns and anchored by one or more strong regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are some of the largest anchor tenants (measured by the Company's exposure) in the strip shopping centers at December 31, 1997:

                                                          PERCENTAGE OF
                                                          MORTGAGE LOANS
                          ANCHOR TENANTS                  ON REAL ESTATE
                          ------------------              --------------
                          FOOD LION, INC.                       5%
                          KMART CORPORATION                     3
                          WINN DIXIE STORES, INC.               3
                          WAL-MART STORES, INC.                 2
                          CVS CORPORATION                       2

      The Company's mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service.

      For several years the Company has offered a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $465 million of the Company's mortgage loans have this participation feature.

      Many of the Company's mortgage loans have call or interest rate reset provisions after five to seven years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

      At December 31, 1997, $17.7 million or 1.4% of the mortgage loan portfolio was nonperforming. It is the Company's policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

      In 1996, the Company sold approximately $554 million of its commercial mortgage loans in a securitization transaction. In 1997, the Company sold approximately $445 million of its loans in a second securitization transaction. The Company continues to service the securitized mortgage loans.

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

      The Company has established an allowance for uncollectible amounts on investments. This allowance was $23.7 million at December 31, 1997.

      Combinations of futures contracts and options on treasury notes are used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest sensitive products such as GICs and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. From time to time the Company has used interest rate swap contracts to convert certain investments from a variable rate of interest to a fixed rate of interest and vice versa.

      For further discussion regarding the Company's investments and the maturity of and the concentration of risk among the Company's invested assets, see Note C to the Consolidated Financial Statements.

      The following table shows the investment results of the Company for the years 1993 through 1997:

                       CASH, ACCRUED                                         PERCENTAGE
                    INVESTMENT INCOME,                                   EARNED ON AVERAGE          REALIZED
YEAR ENDED           AND INVESTMENTS                  NET                    OF CASH                INVESTMENT
DECEMBER 31          AT DECEMBER 31                INVESTMENT INCOME      AND INVESTMENTS          GAINS (LOSSES)
------------------------------------------------------------------------------------------------------------------
                                              (DOLLARS IN THOUSANDS)

    1993                   $4,845,167                $362,130                     8.7%                $5,054
    1994                    5,362,016                 417,825                     8.3                  6,298
    1995                    6,097,455                 475,924                     8.2                  1,612
    1996                    6,743,770                 517,483                     8.1                  5,510
    1997                    8,192,538                 591,376                     8.0                    830

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1997 Annual Report to Stockholders for certain information relating to the Company's investments and liquidity.


INDEMNITY REINSURANCE

         As is customary in the insurance industry, the Company's insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life; for group insurance, the maximum amount retained on any one life is $100,000. In many cases the retention is less. At December 31, 1997, the Company had insurance in force of $89.3 billion of which approximately $34.1 billion was ceded to reinsurers.


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

         Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in the "Policyholders' Surplus Account" for each insurance company subsidiary to be taxed only when such income was distributed to the stockholders or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in the Policyholders' Surplus Account have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 1997, the combined Policyholders' Surplus Accounts for the life insurance subsidiaries of the Company and the estimated tax which would become payable on these amounts if distributed to stockholders were $73 million and $26 million, respectively. The Company does not anticipate any of its life insurance subsidiaries exceeding applicable limits on amounts accumulated in these accounts and, therefore, does not expect to involuntarily pay tax on the amounts held therein.


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

         The life and health insurance industry is consolidating, with larger, more efficient organizations emerging from consolidation. Also, mutual insurance companies are converting to stock ownership which will give them greater access to capital markets.

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

         A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC") as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs and more conservative computations of policy liabilities. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 1997 statutory financial reports, the Company's insurance subsidiaries are adequately capitalized under the formula.

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

         Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. The Company's insurance subsidiaries were assessed immaterial amounts in 1997, which will be partially offset by credits against future state premium taxes.

         In addition, many states, including the states in which the Company's insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where Protective Life Insurance Company ("Protective Life") is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In

Tennessee, the acquisition of 10% of the voting securities of an entity is generally deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.

         The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by Protective Life in 1998 is estimated to be $154 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled, which restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

         The Company's insurance subsidiaries may act as fiduciaries and may be subject to regulation by the Department of Labor ("DOL") when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). Severe penalties are imposed by ERISA on fiduciaries which violate ERISA's prohibited transaction provisions by breaching their duties to ERISA-covered plans. In a case decided by the United States Supreme Court in December 1993 (JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY V. HARRIS TRUST AND SAVINGS BANK), the Court concluded that an insurance company general account contract that had been issued to a pension plan should be divided into its guaranteed and nonguaranteed components and that certain ERISA fiduciary obligations applied with respect to the assets underlying the nonguaranteed components. Although the Company's insurance subsidiaries have not issued contracts identical to the one involved in HARRIS TRUST, some of its policies relating to ERISA-covered plans may be deemed to have nonguaranteed components subject to the principles announced by the Court.

         The full extent to which HARRIS TRUST makes the fiduciary standards and prohibited transaction provisions of ERISA applicable to all or part of insurance company general account assets, however, cannot be determined at this time. The Supreme Court's opinion did not resolve whether the assets at issue in the case may be subject to ERISA for some purposes and not others. The life insurance industry requested that the DOL issue exemptions from the prohibited transaction provisions of ERISA in view of HARRIS TRUST. In July of 1995, the DOL published, in final form, a prohibited transaction class exemption (PTE 95-60) which exempts from the prohibited transaction rules, prospectively and retroactively to January 1, 1975, certain transactions engaged in by insurance company general accounts in which employee benefit plans have an interest. The exemption does not cover all such transactions, and the insurance industry is seeking further relief. Pursuant to the Small Business Job Protection Act signed into law on August 20, 1996, the DOL has published proposed final regulations attempting to clarify the HARRIS TRUST decision. Until these and other matters are clarified, the Company is unable to determine whether the decision will result in any liability and, if so, its nature and scope.

         Existing federal laws and regulations affect the taxation of the Company's products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. Congress has from time to time considered proposals that, if enacted, would have had an adverse impact on the federal income tax treatment of such products, or would increase the tax-deferred status of competing products. Currently under consideration is the President's Fiscal Year 1999 Budget, submitted to Congress in February 1998, which contains several proposals that, if enacted, would adversely affect the insurance industry. Three of these proposals would affect the annuity market by (i) taxing all exchanges involving a variable annuity contract and all reallocations within variable annuity contracts, (ii) increasing the tax payable by annuity contract owners at the time they surrender, withdraw from or annuitize the contract (other than for life at the contract's guaranteed rates), and (iii) reducing the deductions available to life insurance companies with respect to their state-mandated reserves covering obligations to annuity policyholders. In addition, the Budget proposals, if enacted, would also adversely affect owners of many life insurance contracts. One of the proposals would impact corporate-owned life insurance by eliminating or decreasing tax deductions currently available to companies who purchase life insurance. If these proposals were to be adopted, they could adversely affect the ability of all life insurance companies, including the Company's subsidiaries, to sell such products and could result in the surrender of existing contracts and policies. Such proposals are likely to be modified as they are considered for enactment, and it cannot be predicted whether future legislation will contain provisions that alter the tax treatment of these products.

         The Federal Government has from time to time advocated changes to the current health care delivery system which will address both affordability and availability issues. In addition to the federal initiatives, a number of states have adopted legislative programs that are intended to affect the accessibility and affordability of health care. Some states have enacted health care reform legislation. However, in light of the small relative proportion of the Company's earnings attributable to group health insurance, management does not expect that either the federal or state proposals will have a material adverse effect on the Company's earnings.

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

         Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1997 Annual Report to Stockholders.


RECENT DEVELOPMENTS

         The Company expects that its various administrative systems will have the capability to process transactions dated beyond 1999 by the second quarter of 1998. The costs to complete its efforts to modify or replace such systems are not expected to be material.

         On March 2, 1998, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock in the form of a stock dividend to be distributed April 1, 1998, to the stockholders of record at the close of business on March 13, 1998.

         On March 11, 1998, the Company announced a definitive agreement under which the Company will acquire United Dental Care, Inc. ("United Dental Care"). The purchase price per share of United Dental Care common stock is payable in a combination of $9.31 in cash and 0.14465 shares of the Company's Common Stock (before taking into account the Company's stock split payable on April 1). The definitive agreement also establishes collars at $55 and $79 per share of Protective Common Stock before adjustment for the stock split. The transaction values United Dental Care's outstanding common stock at approximately $175 million, and is subject to approval by United Dental Care stockholders and regulators and other customary closing conditions.

         United Dental Care provides dental coverage to over 1.8 million members and is a leading provider of managed dental plans, providing a broad range of dental benefit programs to employers and third parties across the U.S. from offices in 32 major markets. United Dental Care has over 100,000 members in each of Arizona, Texas, New Jersey, New Mexico, Missouri and Colorado.


EMPLOYEES

         At December 31, 1997 the Company had approximately 1,650 employees, including approximately 1,075 in Birmingham, Alabama. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits in 1997 amounted to approximately $3.5 million to the Company. In addition, substantially all of the employees are covered by a pension plan. The Company also matches employee contributions to its 401(k) Plan. See Note K to Consolidated Financial Statements.


ITEM 2.   PROPERTIES

         The Company's Home Office building is located at 2801 Highway 280 South, Birmingham, Alabama. This building includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,000 vehicles.

         The Company leases administrative space in nine cities, substantially all under leases for periods of three to five years. The aggregate monthly rent is approximately $250 thousand.

         Marketing offices are leased in 22 cities, substantially all under leases for periods of three to five years. The aggregate monthly rent is approximately $60 thousand.

ITEM 3.   LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company's properties is the subject. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1997 Annual Report to Stockholders for certain information relating to litigation involving the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of 1997 to a vote of security holders of the Company.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock is listed and principally traded on the New York Stock Exchange (NYSE symbol: PL). The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.50 par value, as reported by the New York Stock Exchange during the periods indicated, along with the dividends paid per share of Common Stock during the same periods. Closing prices and dividends have not been adjusted for the Company's recently announced two-for-one stock split effective April 1, 1998.

                                                                   RANGE              DIVIDENDS
                                                             ------------------       ---------
                                                              HIGH         LOW
                                                             ------      ------
             1996
                FIRST QUARTER...........................     $36.50      $30.50          $.16
                SECOND QUARTER..........................      38.38       33.13           .18
                THIRD QUARTER...........................      37.75       31.38           .18
                FOURTH QUARTER..........................      41.63       34.50           .18
             1997
                FIRST QUARTER...........................     $44.63      $37.63          $.18
                SECOND QUARTER..........................      50.75       40.63           .20
                THIRD QUARTER...........................      53.50       47.63           .20
                FOURTH QUARTER..........................      65.25       50.13           .20

         On March 6, 1998, there were approximately 2,050 holders of record of Company Common Stock.

         The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the Company's 1997 Annual Report to Stockholders. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 "BUSINESS - REGULATION".

ITEM 6.  SELECTED FINANCIAL DATA



                                                                     YEAR ENDED DECEMBER 31
                                              1997           1996           1995           1994        1993
                                         -------------- -------------- -------------- -------------- ---------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA

PREMIUMS AND POLICY FEES              $    522,335     $  494,153       $  432,576      $  402,772   $  370,758
NET INVESTMENT INCOME                      591,376        517,483          475,924         417,825      362,130
REALIZED INVESTMENT GAINS(LOSSES)              830          5,510            1,612           6,298        5,054
OTHER INCOME                                32,784         20,857           11,768          21,553       21,695
                                      -------------    ------------      ---------      ---------     ---------

          TOTAL REVENUES..............$  1,147,325    $ 1,038,003       $  921,880      $  848,448   $  759,637
                                         ===========   = =========        ========       ========      ========

BENEFITS AND EXPENSES                 $    967,952    $   898,262       $  800,846      $  742,275   $  674,593
INCOME TAX EXPENSE                    $     60,987    $    47,512       $   41,152      $   33,976   $   28,475
MINORITY INTEREST                     $      6,393    $     3,217       $    3,217      $    1,796   $       19
NET INCOME                            $    111,993    $    89,012       $   76,665      $   70,401   $   56,550(1)

PER SHARE DATA(2)

NET INCOME PER SHARE - BASIC                 $3.59          $2.94            $2.67           $2.56        $2.07(1)
AVERAGE SHARES OUTSTANDING - BASIC      31,214,625     30,285,391       28,660,112      27,476,386   27,381,582
NET INCOME
     PER SHARE - DILUTED                     $3.56          $2.92            $2.66           $2.54        $2.04
AVERAGE SHARES
     OUTSTANDING - DILUTED              31,424,809     30,484,832       28,852,849      27,729,612   27,655,996
CASH DIVIDENDS                                $.78           $.70             $.62            $.55       $ .505
STOCKHOLDERS' EQUITY                        $24.60         $19.98           $18.30           $9.86       $13.17
STOCKHOLDERS' EQUITY EXCLUDING NET
     UNREALIZED GAINS AND LOSSES
     ON INVESTMENTS                         $22.60         $19.76           $16.29          $13.78       $11.74



                                                                       DECEMBER 31
                                             1997           1996           1995           1994           1993
                                        -------------- -------------- -------------- -------------- ------------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA

TOTAL ASSETS..........................  $10,511,635    $ 8,263,205     $ 7,231,257       $6,130,284   $5,316,005
LONG-TERM DEBT........................      120,000        168,200         115,500           98,000      137,598
TOTAL DEBT............................      120,000        181,000         115,500           98,000      147,118
9% CUMULATIVE MONTHLY INCOME
     PREFERRED SECURITIES, SERIES A...      55,000          55,000          55,000           55,000
8.25% TRUST ORIGINATED PREFERRED
     SECURITIES.......................      75,000
6.5%FELINE PRIDES.....................     115,000
STOCKHOLDERS' EQUITY..................     758,197         615,316         526,557          270,373      360,733
STOCKHOLDERS' EQUITY EXCLUDING
     UNREALIZED GAINS AND LOSSES
     ON INVESTMENTS...................     696,470         608,628         468,694          377,905      321,449

(1) REDUCED BY $1,261 OR $.05 PER SHARE REPRESENTING A ONE-TIME ADJUSTMENT TO INCOME TAX EXPENSE DUE TO THE CHANGE IN THE CORPORATE INCOME TAX RATE FROM 34% TO 35%.
(2) PRIOR PERIODS HAVE BEEN RESTATED TO REFLECT A TWO-FOR-ONE STOCK SPLIT ON JUNE 1, 1995. PER SHARE DATA HAVE NOT BEEN ADJUSTED FOR THE COMPANY'S RECENTLY ANNOUNCED TWO-FOR-ONE STOCK SPLIT EFFECTIVE APRIL 1, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         Information regarding the Company's financial condition and results of operations is included under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data for the Company and its subsidiaries, which are included under the caption "CONSOLIDATED FINANCIAL STATEMENTS" in the Company's 1997 Annual Report to Stockholders, are incorporated herein by reference.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


Our report on the consolidated financial statements of Protective Life Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 59 of the 1997 Annual Report to Stockholders of Protective Life Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on pages 27 and 28 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




/S/ COOPERS & LYBRAND L.L.P.
Coopers & Lybrand L.L.P.

Birmingham, Alabama
February 11, 1998

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

             None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for the information concerning executive officers of the Company set forth below, the information called for by this Item 10 is incorporated herein by reference to the section entitled "ELECTION OF DIRECTORS AND INFORMATION ABOUT NOMINEES" in the Company's definitive proxy statement for the Annual Meeting of Stockholders, April 27, 1998, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1997 fiscal year.

         The executive officers of the Company are as follows:

         NAME            AGE                         POSITION
         ----            ---                        --------
Drayton Nabers, Jr.      57                 Chairman of the Board and
                                            Chief Executive Officer and Director

John D. Johns            46                 President, Chief Operating Officer
                                            and Director

R. Stephen Briggs        48                 Executive Vice President

Jim E. Massengale        55                 Executive Vice President,
                                            Acquisitions

A. S. Williams III       61                 Executive Vice President,
                                            Investments and Treasurer

Danny L. Bentley         40                 Senior Vice President, Dental
                                            and Consumer Benefits

Richard J. Bielen        37                 Senior Vice President, Investments

Carolyn King             47                 Senior Vice President,
                                            Investment Products

Deborah J. Long          44                 Senior Vice President, Secretary and
                                            General Counsel

Steven A. Schultz        44                 Senior Vice President,
                                            Financial Institutions

      NAME              AGE                           POSITION
----------------       -----                     -----------------------
Wayne E. Stuenkel       44                       Senior Vice President
                                                 and Chief Actuary

Judy Wilson             40                       Senior Vice President,
                                                 Guaranteed Investment Contracts

Jerry W. DeFoor         45                       Vice President and Controller,
                                                 and Chief Accounting Officer

         All executive officers are elected annually and serve at the pleasure of the Board of Directors. None of the executive officers is related to any director of the Company or to any other executive officer.

     Mr. Nabers has been Chairman of the Board and Chief Executive Officer and a Director of the Company since August 1996. From May 1994 to August 1996, Mr. Nabers was Chairman of the Board, President and Chief Executive Officer and a Director of the Company. From May 1992 to May 1994, he was President and Chief Executive Officer and a Director of the Company. Mr. Nabers has served in various capacities with the Company and its subsidiaries since 1979 and has served as a member of the Board since August 1982. He is also a director of Energen Corporation, National Bank of Commerce of Birmingham, and Alabama National Bancorporation.

     Mr. Johns has been President and Chief Operating Officer of the Company since August 1996 and a Director of the Company since May 1997. He was Executive Vice President and Chief Financial Officer of the Company from October 1993 to August 1996. From August 1988 to October 1993, he served as Vice President and General Counsel of Sonat Inc. He is also a director of National Bank of Commerce of Birmingham and Alabama National Bancorporation.

     Mr. Briggs has been Executive Vice President of the Company since October 1993 and has responsibility for the Individual Life Division. From January 1993 to October 1993, he was Senior Vice President, Life Insurance and Investment Products of the Company. Mr. Briggs had been Senior Vice President, Ordinary Marketing of the Company since August 1988. Mr. Briggs has been associated with the Company and its subsidiaries since 1971.

     Mr. Massengale has been Executive Vice President, Acquisitions of the Company since August 1996 and also has responsibility for the West Coast Division. He was Senior Vice President of the Company from May 1992 to August 1996. Mr. Massengale has been employed by the Company and its subsidiaries since 1983.

     Mr. Williams has been Executive Vice President, Investments and Treasurer of the Company since August 1996. He was Senior Vice President, Investments and Treasurer of the Company from July 1981 to August 1996. Mr. Williams has been employed by the Company and its subsidiaries since 1964.

     Mr. Bentley has been Senior Vice President, Dental and Consumer Benefits of the Company since August 1996. From May 1989 to August 1996, he served as Vice President, Group Marketing of Protective Life. Mr. Bentley has been employed by the Company and its subsidiaries since 1980.

     Mr. Bielen has been Senior Vice President, Investments of the Company since August 1996. From August 1991 to August 1996, he served as Vice President, Investments of Protective Life.

     Ms. King has been Senior Vice President, Investment Products of the Company since April 1995. From August 1994 to March 1995, she served as Senior Vice President and Chief Investment Officer of Provident Life and Accident Insurance Company and of its parent company, Provident Life and Accident Insurance Company of America. She served as President of Provident National Assurance Company from November 1987 to March 1995. From November 1986 to August 1994, she served as Vice President of Provident Life and Accident Insurance Company and of its parent company, Provident Life and Accident Insurance Company of America.

     Ms. Long has been Senior Vice President, Secretary and General Counsel of the Company since November 1996. She was Senior Vice President and General Counsel of the Company from February 1994 to November 1996. From August 1993 to January 1994, Ms. Long served as General Counsel of the Company and from February 1984 to January 1994 she practiced law with the law firm of Maynard, Cooper & Gale, P.C.

     Mr. Schultz has been Senior Vice President, Financial Institutions of the Company since March 1993. Mr. Schultz served as Vice President, Financial Institutions of the Company from February 1993 to March 1993. Mr. Schultz has been employed by the Company and its subsidiaries since 1989.

     Mr. Stuenkel has been Senior Vice President and Chief Actuary of the Company since March 1987. Mr. Stuenkel is a Fellow of the Society of Actuaries and has been employed by the Company and its subsidiaries since 1978.

     Ms. Wilson has been Senior Vice President, Guaranteed Investment Contracts of the Company since January 1, 1995. From July 1991 to December 31, 1994, she served as Vice President, Guaranteed Investment Contracts of Protective Life.

     Mr. DeFoor has been Vice President and Controller, and Chief Accounting Officer of the Company since April 1989. Mr. DeFoor is a certified public accountant and has been employed by the Company and its subsidiaries since 1982.
 .
         These executive officers also serve as executive officers and/or directors of various other Company subsidiaries.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Directors and executive officers of the Company are required to report changes in their beneficial ownership of the Company's Common Stock to the Securities and Exchange Commission. In 1997, all such reports were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Items 11 through 13 is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders, April 27, 1998, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1997 fiscal year.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)     The following documents are filed as part of this report:

           1.     Financial Statements:

                  The following financial statements set forth in the Company's 1997 Annual Report to Stockholders as indicated in the following table are incorporated by reference (see Exhibit
                  13).
                                                                           PAGE
                                                                           ----
                  Report of Independent Accountants.......................
                  Consolidated Statements of Income for the years
                    ended December 31, 1997, 1996, and 1995...............
                  Consolidated Balance Sheets as of December 31,
                    1997 and 1996 ........................................
                  Consolidated Statements of Stockholders' Equity
                    for the years ended December 31, 1997, 1996, and 1995.
                  Consolidated Statements of Cash Flows
                    for the years ended December 31, 1997, 1996, and 1995.
                  Notes to Consolidated Financial Statements..............

          2.      Financial Statement Schedules:

                  The Report of Independent Accountants which covers the financial statement schedules appears on page 23 of this report. The following schedules are located in this report on the pages indicated.

                                                                           PAGE
                                                                           ----
                  Schedule II - Condensed Financial Information
                    of Registrant.........................................
                  Schedule III - Supplementary Insurance Information......
                  Schedule IV - Reinsurance...............................

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

                  ITEM NUMBER                       DOCUMENT

                  *3(a) 1985 Restated Certificate of Incorporation of the Company filed as
                                        Exhibit 3(a) to the Company's  Form 10-K
                                        Annual   Report   for  the  year   ended
                                        December 31, 1993.

                  *3(a)(1) Certificate of Amendment of 1985 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 1, 1987 and filed as Exhibit 3(a)(1) to the Company's Form 10-K Annual Report for the year ended December 31, 1993.

                  *3(a)(2) Certificate of Amendment of 1985 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 5, 1994 and filed as Exhibit 3(a)(5) to the Company's Form 10-Q Quarterly Report for the period ended March 31, 1994.

                  *3(a)(3) Certificate of Designation of Junior Participating Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on August 9, 1995 and filed as Exhibit A to Exhibit 1 to the Company's Form 8-A Registration Statement filed August 7, 1995 and filed as Exhibit A to Exhibit 2 to the Company's Form 8-K Current Report filed August 7, 1995.










*incorporated by reference

                  *3(a)(4) Certificate of Decrease of Shares Designated as Junior Participating Cumulative Preferred Stock of the Company filed with the Secretary of State of Delaware on August 8, 1995 and filed as Exhibit 3(a)(4) to the Company's Form 10-K Annual Report for the year ended December 31, 1995.

                  *3(b) 1995 Amended and Restated By-laws of the Company, as amended effective March 1997, filed as Exhibit 3(b) to the Company's Form 10-K Annual Report for the year ended December 31, 1996.

                  *4(a)                 Reference is made to Exhibits 3(a)
                                        through 3(a)(4) above.

                  *4(b)                 Reference is made to Exhibit 3(b) above.

                  *4(c) Certificate of Formation of PLC Capital L.L.C. filed as Exhibit
                                        4(c) to the Company's Registration
                                        Statement on Form S-3 filed
                                        March 25, 1994 (No. 33-52831).

                  *4(d) Amended and Restated Limited Liability Company Agreement of PLC Capital L.L.C. filed as Exhibit 4(d) to Amendment
                                        No. 2, filed April 15, 1994, to the
                                        Company's Registration
                                        Statement on Form S-3 (No. 33-52831).

                  *4(e) Form of Action establishing series of Preferred Securities (included as Annex A to Exhibit 4(d) to the Company's Registration Statement on Form S-3 (No. 33-52831)).

                  *4(f) Specimen Preferred Security Certificate (included as Annex B to Exhibit 4(d) to the Company's Registration Statement on Form S-3 (No. 33-52831)).

                  *4(g) Form of Guarantee Agreement between the Company and PLC Capital L.L.C. with respect to the Preferred Securities to be issued by PLC Capital L.L.C. filed as
                                        Exhibit 4(i) to Amendment No. 2, filed
                                        April 15, 1994, to the Company's
                                        Registration Statement on Form S-3
                                        (No. 33-52831).









*incorporated by reference

                  *4(h) Rights Agreement, dated as of August 7, 1995, between the Company and AmSouth Bank of Alabama (formerly, AmSouth Bank N.A.), as Rights Agent filed as Exhibit 2 to the Company's Form 8-K Current Report filed August 7, 1995 and filed as
                                        Exhibit  1 to  the  Company's  Form  8-A
                                        Registration  Statement  filed August 7,
                                        1995.

                  *4(i) Rights Certificate filed as Exhibit 1 to the Company's Form 8-A filed August 7, 1995.

                  *4(j) Certificate of Trust of PLC Capital Trust I filed as Exhibit 4(a) to the Company's Registration Statement on Form S-3 filed April 11, 1997
                                        (No. 333-25027).

                  *4(k) Declaration of Trust of PLC Capital Trust I filed as Exhibit 4(b) to the Company's Registration Statement on Form S-3 filed
                                        April 11, 1997 (No. 333-25027).

                  *4(l) Form of Amended and Restated Declaration of Trust for PLC Capital Trust I filed as Exhibit 4(c) to Amendment No. 1, filed April 21, 1997, to the Company's Registration Statement on
                                        Form S-3 (No. 33-25027).

                  *4(m) Form of Preferred Security Certificate for PLC Capital Trust I (included as Exhibit A-1 of Exhibit 4(k)).

                  *4(n) Form of Guarantee with respect to Preferred Securities of PLC Capital Trust I filed as Exhibit 4(i) to the Company's Registration Statement on Form S-3 filed April 11, 1997 (No.
                                        333-25027).

                  *4(o) Certificate of Trust of PLC Capital Trust II filed as Exhibit
                                        4(aa) to the Company's Registration
                                        Statement on Form S-3
                                        filed July 8, 1997 (No. 333-30905).

                  *4(p) Declaration of Trust of PLC Capital Trust II filed as Exhibit
                                        4(dd) to the Company's Registration
                                        Statement on Form S-3
                                        filed July 8, 1997 (No. 333-30905).

                  *4(q) Form of Amended and Restated Declaration of Trust of PLC Capital II filed as
                                        Exhibit    4(gg)   to   the    Company's
                                        Registration Statement on Form S-3 filed
                                        July 8, 1997 (No. 333-30905).





*incorporated by reference

                  *4(r) Form of Preferred Security Certificate for PLC Capital Trust II
                                        (included in Exhibit 4(q)).

                  *4(s) Form of Guarantee Agreement with respect to Preferred Securities to be issued by PLC Capital Trust II filed as Exhibit 4(v) to the Company's Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

                  *4(t) Form of Purchase Contract Agreement between the Company and The Bank of New York, as Purchase Contract Agent, filed as Exhibit 4(y) to the Company's Current Report on Form 8-K filed November 20, 1997.

                  *4(u) Form of Pledge Agreement, among the Company, The Bank of New York, as Purchase Contract Agent, and the Chase Manhattan Bank, as Collateral Agent, filed as Exhibit 4(z) to the Company's Current Report on Form 8-K filed November 20, 1997.

                  *10(a) The Company's Annual Incentive Plan (effective as of January 1, 1997) filed as Exhibit 10(b) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(b) The Company's 1992 Performance Share Plan filed as Exhibit
                                        10(b)(3) to the Company's Form 10-Q
                                        Quarterly Report filed
                                        May 15, 1992.

                  *10(b)(1)             First  Amendment to the  Company's  1992
                                        Performance  Share  Plan  and  filed  as
                                        Exhibit  10(b)(1) to the Company's  Form
                                        10-K  Annual  Report  for the year ended
                                        December 31, 1995.

                  *10(b)(2)             The  Company's  1997  Performance  Share
                                        Plan filed as Exhibit 10(a) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(c) Excess Benefit Plan amended and restated as of January 1, 1989 filed as Exhibit 10(c)(1) to the Company's Form 10-K Annual Report for the year ended December 31, 1991.

                  *10(d) Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to the Company's Form 10-Q Quarterly Report filed August 14, 1986.





*incorporated by reference

                  *10(d)(1)             Form of Indemnity Agreement for Officers
                                        filed  as   Exhibit   10(d)(1)   to  the
                                        Company's Form 10-K Annual Report for the year ended December 31, 1996.

                  *10(e)                Reference is made to Exhibit 4(g) above.

                  *10(f) Form of the Company's Employment Continuation Agreement filed as Exhibit 10(a) to the Company's Form 10-Q Quarterly Report filed September 30, 1997.

                  *10(g) The Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company as amended through March 3, 1997, filed as Exhibit 10(e) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(h) The Company's Deferred Compensation Plan for Officers as amended through March 3, 1997, filed as Exhibit 10(d) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(i) The Company's 1996 Stock Incentive Plan as amended through March 3, 1997, filed as Exhibit 10(c) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(i)(1)             The Company's specimen letter confirming
                                        grants  under the  Company's  1996 Stock
                                        Incentive Plan, filed as Exhibit 10(2) to the Company's Form 10-Q Quarterly
                                        Report filed November 13, 1996.

                  13                    1997 Annual Report To Stockholders.

                  21                    Organization Chart of the Company and
                                        Affiliates.

                  23                    Consent of Coopers & Lybrand L.L.P.

                  24                    Power of Attorney.

                  27                    Financial Data Schedule.

                  99                    Safe Harbor for Forward-Looking
                                        Statements.








*incorporated by reference

               The  following  is  a  list  of  each   management   contract  or
               compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Form 10-K:
               Exhibit Item Numbers 10(a),  10(b),  10(b)(1),  10(b)(2),  10(c),
               10(d), 10(d)(1), 10(f), 10(g), 10(h), 10(i) and 10(i)(1).

         (b) Current Reports on Form 8-K:

               (1)                      Form 8-K, dated February 11, 1997
                                        - Item 5
                                        - Item 7

               (2)                      Form 8-K, dated April 23, 1997
                                        - Item 5
                                        - Item 7

               (3)                      Form 8-K, dated July 23, 1997
                                        - Item 5
                                        - Item 7

               (4)                      Form 8-K, dated October 23, 1997
                                        - Item 5
                                        - Item 7

               (5)                      Form 8-K, dated November 20, 1997
                                        - Item 7

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PROTECTIVE LIFE CORPORATION


                                                    By:/S/DRAYTON NABERS, JR.
                                                      Drayton Nabers, Jr.
                                                      Chairman of the Board and
                                                      Chief Executive Officer
March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              SIGNATURE     CAPACITY IN WHICH SIGNED                  DATE


/S/DRAYTON NABERS, JR.      Chairman of the Board and                 March 27, 1998
 DRAYTON NABERS, JR.        Chief Executive Officer
                            (Principal Executive Officer)
                             and Director



/S/JOHN D. JOHNS            President and Chief Operating Officer     March 27, 1998
JOHN D. JOHNS               (Principal Financial Officer)
                            and Director


/S/JERRY W. DEFOOR          Vice President and Controller,            March 27, 1998
JERRY W. DEFOOR             and Chief Accounting Officer
                            (Principal Accounting Officer)

                   *        Chairman Emeritus and                     March 27, 1998
----------------------------
WILLIAM J. RUSHTON III      Director


                   *        Director                                  March 27, 1998
----------------------------
JOHN W. WOODS


                   *        Director                                  March 27, 1998
----------------------------
WILLIAM J. CABANISS, JR.








                    *       Director                             March 27, 1998
----------------------------
JOHN J. MCMAHON, JR.


                    *       Director                             March 27, 1998
----------------------------
A. W. DAHLBERG


                    *       Director                             March 27, 1998
----------------------------
JOHN W. ROUSE, JR.


                    *       Director                             March 27, 1998
----------------------------
ROBERT T. DAVID


                    *       Director                             March 27, 1998
----------------------------
RONALD L. KUEHN, JR.


                    *       Director                             March 27, 1998
----------------------------
HERBERT A. SKLENAR


                    *       Director                             March 27, 1998
----------------------------
JAMES S. M. FRENCH


                    *       Director                             March 27, 1998
----------------------------
ROBERT A. YELLOWLEES


                    *       Director                             March 27, 1998
----------------------------
ELAINE L. CHAO


                    *       Director                             March 27, 1998
----------------------------
DONALD M. JAMES


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

                                             By:/S/DRAYTON NABERS, JR.
                                                 DRAYTON NABERS, JR.
                                                 Attorney-in-fact

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                              STATEMENTS OF INCOME
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)




                                                                        1997               1996            1995
                                                                      --------           --------         ------

REVENUES
        DIVIDENDS FROM SUBSIDIARIES*                               $   5,317            $   3,391         $13,691
        SERVICE FEES FROM SUBSIDIARIES*                               54,712               40,850          37,410
        NET INVESTMENT INCOME                                         10,433                2,489           3,671
        REALIZED INVESTMENT GAINS (LOSSES)                              (994)
        OTHER INCOME (LOSS)                                            2,186                 (384)         (1,879)
                                                                      ----------         ---------       ---------

                                                                      71,654               46,346          52,893

EXPENSES
        OPERATING AND ADMINISTRATIVE                                  36,309               26,901          28,941
        INTEREST - SUBSIDIARIES*                                       6,266                5,904           4,993
        INTEREST - OTHERS                                             13,185                7,859           8,206
                                                                     ---------           ---------         --------
                                                                      55,760               40,664          42,140

INCOME BEFORE FEDERAL INCOME
        TAX AND OTHER ITEMS BELOW                                     15,894                5,682          10,753

INCOME TAX EXPENSE                                                     2,342                1,630               3

INCOME BEFORE EQUITY IN UNDISTRIBUTED                                --------            --------         --------
        INCOME OF SUBSIDIARIES                                        13,552                4,052          10,750

EQUITY IN UNDISTRIBUTED INCOME OF
        SUBSIDIARIES*                                                 98,441               84,960          65,915
                                                                     --------            --------         --------

NET INCOME                                                          $111,993              $89,012        $ 76,665
                                                                    ========              =======         ========
















*ELIMINATED IN CONSOLIDATION.

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.


                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                                 BALANCE SHEETS
                  PROTECTIVE LIFE CORPORATION (PARENT COMPANY)
                                 (IN THOUSANDS)

                                                                                         DECEMBER 31
                                                                             ----------------------------------
                                                                                 1997                      1996
                                                                             ------------              --------
ASSETS
         INVESTMENTS:
              FIXED MATURITIES                                              $     26,000             $    23,000
              LONG-TERM INVESTMENTS                                                   47                      54
              SHORT-TERM INVESTMENTS                                               7,000
              INVESTMENT REAL ESTATE                                                 133                     133
              INVESTMENTS IN SUBSIDIARIES (EQUITY METHOD)*                     1,114,185                 849,204
                                                                             -----------                ---------
                                                                               1,147,365                 872,391
         CASH                                                                        305                   1,024
         RECEIVABLES FROM SUBSIDIARIES*                                           29,920                  26,757
         ACCRUED INCOME TAXES                                                                              7,636
         OTHER                                                                    15,723                   7,870
                                                                            ------------               ----------
              TOTAL ASSETS                                                    $1,193,313               $ 915,678
                                                                              ==========               ==========

LIABILITIES
         ACCRUED EXPENSES AND OTHER LIABILITIES                             $     48,102               $  43,659
         ACCRUED INCOME TAXES                                                        415
         DEFERRED INCOME TAXES                                                     1,102                   6,083
         DEBT:
              BANKS                                                                                       61,000
              SENIOR NOTES                                                        75,000                  75,000
              MEDIUM-TERM NOTES                                                   45,000                  45,000
              SUBSIDIARIES*                                                      265,497                  69,620
                                                                              ------------              -----------

                            TOTAL LIABILITIES                                    435,116                 300,362
                                                                              ------------              ----------

STOCKHOLDERS' EQUITY
         PREFERRED STOCK
         JUNIOR PARTICIPATING CUMULATIVE
              PREFERRED STOCK
         COMMON STOCK                                                            16,668                    16,668
         ADDITIONAL PAID-IN CAPITAL                                             167,923                   166,713
         TREASURY STOCK                                                         (13,455)                  (11,874)
         UNALLOCATED STOCK IN EMPLOYEE STOCK OWNERSHIP PLAN                      (4,592)                   (4,925)
         RETAINED EARNINGS (INCLUDING UNDISTRIBUTED
              INCOME OF SUBSIDIARIES: 1997 - $627,706; 1996 - $529,265)         529,926                   442,046
         ACCUMULATED OTHER COMPREHENSIVE INCOME
              NET UNREALIZED GAINS (LOSSES) ON
              INVESTMENTS (ALL FROM SUBSIDIARIES, NET
              OF INCOME TAX: 1997 - $33,238; 1996 - $3,601)                      61,727                     6,688
                                                                            ------------                 ----------

                            TOTAL STOCKHOLDERS' EQUITY                           758,197                  615,316
                                                                             -----------                 ---------


                                                                           $   1,193,313              $  915,678
                                                                             ===========                ==========

*ELIMINATED IN CONSOLIDATION.

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.



                                     SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                                     OF REGISTRANT
                                               STATEMENTS OF CASH FLOWS
                                     PROTECTIVE LIFE CORPORATION (PARENT COMPANY)
                                     YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                                    (IN THOUSANDS)

                                                                             1997              1996           1995
                                                                         ------------      -----------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
        NET INCOME                                                         $111,993        $ 89,012         $  76,665
        ADJUSTMENTS TO RECONCILE NET INCOME
           TO NET CASH PROVIDED BY OPERATING
           ACTIVITIES:
              EQUITY IN UNDISTRIBUTED NET INCOME
                 OF SUBSIDIARIES*                                           (98,441)        (84,960)          (65,915)
              DEFERRED INCOME TAXES                                          (5,668)           (222)            3,261
              OTHER (NET)
                                                                              3,633            (271)            7,043
                                                                          ---------         -------           -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                            11,517           3,559            21,054
                                                                          ---------         -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
        PURCHASE OF AND/OR ADDITIONAL INVESTMENTS
           IN SUBSIDIARIES*                                                (111,168)       (104,872)          (27,731)
        PRINCIPAL PAYMENTS RECEIVED ON LOAN
           TO SUBSIDIARY*                                                                    10,000             4,750
        CHANGE IN FIXED MATURITIES AND LONG-TERM
           INVESTMENTS                                                       (2,993)        (22,892)                5
        CHANGE IN SHORT-TERM INVESTMENTS                                     (7,000)                            1,900
                                                                          -----------      -----------       ----------

        NET CASH USED IN INVESTING ACTIVITIES                              (121,161)       (117,764)          (21,076)
                                                                           ----------      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        ISSUANCE OF COMMON STOCK                                                             70,546
        BORROWINGS UNDER LINE OF
           CREDIT ARRANGEMENTS AND LONG-TERM DEBT                           275,777         165,934            52,300
        PRINCIPAL PAYMENTS ON LINE OF CREDIT
           ARRANGEMENTS AND DEBT                                           (140,900)       (100,434)          (34,800)
        BORROWINGS UNDER
           LONG-TERM DEBT TO SUBSIDIARY*
        PURCHASE OF TREASURY STOCK                                           (1,839)                               (3)
        DIVIDENDS TO STOCKHOLDERS                                           (24,113)        (20,888)          (17,600)
                                                                         -----------        --------         ---------
        NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES                                                       108,925         115,158              (103)
                                                                         ----------        ---------         -----------

INCREASE (DECREASE) IN CASH                                                    (719)            953              (125)
CASH AT BEGINNING OF YEAR                                                     1,024              71               196
                                                                          ---------        --------          -----------
CASH AT END OF YEAR                                                     $       305         $ 1,024            $   71
                                                                          =========        ========          ===========





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

NOTE 1 - DEBT

AT DECEMBER 31, 1997, THE COMPANY HAD NO BORROWINGS OUTSTANDING UNDER ITS $70 MILLION REVOLVING LINE OF CREDIT. $75.0 MILLION OF SENIOR NOTES DUE 2004, $45.0 MILLION OF MEDIUM-TERM NOTES DUE 2011, $69.6 MILLION OF SUBORDINATED DEBENTURES DUE 2024, $77.3 MILLION OF SUBORDINATED DEBENTURES DUE 2027 AND $118.6 MILLION OF SUBORDINATED DEBENTURES DUE 2003 WERE OUTSTANDING AT DECEMBER 31, 1997. THE SUBORDINATED DEBENTURES WERE ISSUED TO AFFILIATES IN CONNECTION WITH THE
ISSUANCE BY SUCH AFFILIATES OF 9% CUMULATIVE MONTHLY INCOME PREFERRED SECURITIES, SERIES A; 8.25% TRUST ORIGINATED PREFERRED SECURITIES (TOPRS); AND 6.5% TRUST ORIGINATED PREFERRED SECURITIES (TOPRS) ISSUED AS PART OF THE COMPANY'S FELINE PRIDES, RESPECTIVELY.


NOTE 2 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                           1997          1996         1995
                                                                         --------      --------     ------
CASH PAID (RECEIVED) DURING THE YEAR FOR:

              INTEREST PAID TO NON-AFFILIATES                           $  8,244        $6,809     $ 6,634

              INTEREST PAID TO SUBSIDIARY*                                10,768         6,266       6,266
                                                                        --------      --------     --------
                                                                         $19,012       $13,075       12,900
                                                                         =======       =======       ======
              INCOME TAXES (REDUCED BY AMOUNTS RECEIVED
                FROM AFFILIATES UNDER A TAX SHARING AGREEMENT            $(2,026)      $ 2,148     $   (538)
                                                                         ========      =======       =======

NONCASH INVESTING AND FINANCING ACTIVITIES

              REISSUANCE OF TREASURY STOCK TO ESOP                       $    85       $   669     $    350
                                                                         ========      =======       =======
              UNALLOCATED STOCK IN ESOP                                  $    333      $   334     $    333
                                                                         ========      =======       =======
              REISSUANCE OF TREASURY STOCK                               $  1,383      $   261     $ 31,044
                                                                         ========      =======       =======

NOTE 3 - SUBSIDIARY SURPLUS DEBENTURES

PROTECTIVE  LIFE  INSURANCE  COMPANY  ("PROTECTIVE  LIFE")  HAS  ISSUED  SURPLUS
DEBENTURES TO THE COMPANY IN ORDER TO FINANCE ACQUISITIONS AND GROWTH. AT DECEMBER 31, 1997, THE BALANCE OF THE SURPLUS DEBENTURES WAS $20.0 MILLION. THE SURPLUS DEBENTURES ARE INCLUDED IN RECEIVABLES FROM SUBSIDIARIES. PROTECTIVE LIFE MUST OBTAIN THE APPROVAL OF THE TENNESSEE COMMISSIONER OF INSURANCE BEFORE IT MAY PAY INTEREST OR REPAY PRINCIPAL ON THE SURPLUS DEBENTURE.








*ELIMINATED IN CONSOLIDATION.



                                              SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                                 PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                                                (IN THOUSANDS)

         COL. A                             COL. B       COL. C     COL. D         COL. E         COL. F            COL. G
         ------                             ------       ------     ------         ------         ------            ------
                                                                                 GIC AND
                                                         FUTURE                    ANNUITY
                                           DEFERRED      POLICY                 DEPOSITS AND     PREMIUMS
                                            POLICY      BENEFITS                    OTHER           AND               NET
                                          ACQUISITION      AND     UNEARNED    POLICYHOLDERS'     POLICY          INVESTMENT
         SEGMENT                             COSTS       CLAIMS    PREMIUMS         FUNDS          FEES            INCOME(1)
         -------                          -----------   --------   --------    --------------  ------------      ------------
YEAR ENDED
  DECEMBER 31, 1997:
           ACQUISITIONS                    $138,052   $1,025,340   $   1,437     $   311,151      $ 102,635         $110,155
           INDIVIDUAL LIFE                  252,321      920,924         356          16,334        127,480           54,647
           WEST COAST                       108,126      739,463           0          95,495         14,122           30,194
           DENTAL                            22,459      120,925       6,541          80,564        193,239           24,202
           FINANCIAL INSTITUTIONS            52,837      159,422     391,085           6,791         72,263           16,462
           GUARANTEED INVESTMENT
             CONTRACTS                        1,785      180,690           0       2,684,676              0          211,915
           INVESTMENT PRODUCTS               56,074      177,150           0       1,184,268         12,367          105,321
           CORPORATE AND OTHER                1,083          380       1,438             183            229           38,480
           UNALLOCATED REALIZED
             INVESTMENT GAINS (LOSSES)            0            0           0               0              0                0
                                             ------------------------------------------------------------------ ------------
           TOTAL                           $632,737   $3,324,294    $400,857      $4,379,462       $522,335         $591,376
                                           ========   ==========    ========      ==========       ========         ========
 YEAR ENDED
  DECEMBER 31, 1996:
           ACQUISITIONS                    $156,172   $1,117,159   $   1,087      $  251,450       $106,543         $106,015
           INDIVIDUAL LIFE                  220,232      793,370         685          15,577        116,710           48,478
           DENTAL                            27,944      119,010       5,957          83,632        188,633           16,540
           FINANCIAL INSTITUTIONS            32,040      119,242     253,153           1,880         73,422           13,941
             CONTRACTS                        1,164      149,756           0       2,474,728              0          214,369
           INVESTMENT PRODUCTS               50,657      149,742           0       1,120,557          8,189           98,767
           CORPORATE AND OTHER                  175          170          55             192            656           19,373
           UNALLOCATED REALIZED
             INVESTMENT GAINS (LOSSES)            0            0           0               0              0                0
                                       ---------------------------------------  --------------------------------------------

           TOTAL                           $488,384   $2,448,449    $260,937      $3,948,016       $494,153         $517,483
                                           ========   ==========    ========      ==========       ========         ========

YEAR ENDED
  DECEMBER 31, 1995:
           ACQUISITIONS                    $123,889   $  851,994  $      590     $   250,550      $  98,501        $  95,018
           INDIVIDUAL LIFE                  186,496      672,569         336          14,709         99,018           40,277
           DENTAL                            24,974      123,279       5,371          85,925        163,378           14,432
           FINANCIAL INSTITUTIONS            36,283       84,162     189,973           1,495         65,668            9,377
             CONTRACTS                          993       68,704           0       2,451,693              0          203,376
           INVESTMENT PRODUCTS               37,747      127,104           0       1,061,507          4,566           95,706
           CORPORATE AND OTHER                   14          342          62             263          1,445           17,738
           UNALLOCATED REALIZED
             INVESTMENT GAINS (LOSSES)            0            0           0               0              0                0
                                       ------------ ------------------------------------------ ------------     ------------
           TOTAL                           $410,396   $1,928,154    $196,332      $3,866,142       $432,576         $475,924
                                           ========   ==========    ========      ==========       ========         ========






                                                                     COL. H          COL. I        COL. J
                                                      ------------------------------------------------------

                                                                                     Amortization
                                                                     Benefits        of Deferred
                                                       Realized        and             Policy         Other
                                                      Investment    Settlements      Acquisition    Operating
         SEGMENT                                    Gains (Losses)   Expenses           Costs       Expenses
         -------                                       ------        --------          ---------     -------
  DECEMBER 31, 1997:
           ACQUISITIONS                                $    0        $116,506         $  16,606    $  24,050
           INDIVIDUAL LIFE                                  0         114,678            27,374       37,921
           WEST COAST                                       0          28,304               961        6,849
           DENTAL                                           0         134,384            15,711       52,365
           FINANCIAL INSTITUTIONS                           0          27,643            30,812       21,120
           GUARANTEED INVESTMENT
             CONTRACTS                                 (3,179)        179,235               618        3,946
           INVESTMENT PRODUCTS                            589          82,019            15,110       15,749
           CORPORATE AND OTHER                              0             339                35       15,617
           UNALLOCATED REALIZED
             INVESTMENT GAINS (LOSSES)                  3,420               0                 0            0
                                             ------------------------------------------------------------------
           TOTAL                                     $    830        $683,108          $107,227     $177,617
                                                     ========        ========          ========     ========
 YEAR ENDED
  DECEMBER 31, 1996:
           ACQUISITIONS                                     0         118,181            17,162       25,186
           INDIVIDUAL LIFE                              3,098          96,404            28,393       40,969
           DENTAL                                           0         143,944             5,326       52,956
           FINANCIAL INSTITUTIONS                           0          42,781            24,900       11,660
           GUARANTEED INVESTMENT
             CONTRACTS                                 (7,963)        169,927               509        3,851
           INVESTMENT PRODUCTS                          3,858          73,093            14,710       15,323
           CORPORATE AND OTHER                              0             710                30       12,247
           UNALLOCATED REALIZED
             INVESTMENT GAINS (LOSSES)                  6,517               0                 0            0
                                             ---------------------------------------------------------------------
                                                     $  5,510        $645,040           $91,030     $162,192
           TOTAL                             ======================================================================

YEAR ENDED
  DECEMBER 31, 1995:
           ACQUISITIONS                              $      0        $100,016           $20,601     $ 24,437
           INDIVIDUAL LIFE                                  0          80,067            20,403       33,620
           DENTAL                                           0         121,375             3,052       45,775
           FINANCIAL INSTITUTIONS                           0          24,019            26,809       17,123
           GUARANTEED INVESTMENT
             CONTRACTS                                 (3,908)        165,963               386        5,470
           INVESTMENT PRODUCTS                          4,937          72,111            11,479       13,663
           CORPORATE AND OTHER                              0           1,476                 3       12,998
           UNALLOCATED REALIZED
             INVESTMENT GAINS (LOSSES)                    583               0                 0            0
                                            ------------------------------------------------------------------
           TOTAL                                      $ 1,612        $565,027           $82,733     $153,086
                                            ==================================================================

(1) ALLOCATIONS OF NET INVESTMENT INCOME AND OTHER OPERATING EXPENSES ARE BASED ON A NUMBER OF ASSUMPTIONS AND ESTIMATES AND RESULTS WOULD CHANGE IF DIFFERENT METHODS WERE APPLIED.



                                                 SCHEDULE IV - REINSURANCE
                                       PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                                  (DOLLARS IN THOUSANDS)




                 COL. A                           COL. B         COL. C          COL. D           COL. E            COL. F
              ---------------                     ------          ------         ------           ------          ---------

                                                                                                                  PERCENTAGE
                                                                CEDED TO      ASSUMED FROM                         OF AMOUNT
                                                   GROSS          OTHER          OTHER              NET            ASSUMED TO
                                                   AMOUNT       COMPANIES      COMPANIES           AMOUNT              NET


YEAR ENDED
      DECEMBER 31, 1997:
          LIFE INSURANCE
              IN FORCE                           $78,240,282      $34,139,554    $11,013,202      $55,113,930         20.0%
                                                  ========================================================================

          PREMIUMS AND
              POLICY FEES:
              LIFE INSURANCE                     $   387,108      $  147,184     $   74,738       $   314,662         23.8%
              ACCIDENT/HEALTH
                INSURANCE                            378,704         187,539         10,510           201,675          5.3%
              PROPERTY AND LIABILITY
              INSURANCE                                6,139             176             35             5,998          0.6%
                                                  ------------------------------------------------------------------------

              TOTAL                              $   771,951      $  334,899     $   85,283        $  522,335
                                                  ========================================================================

YEAR ENDED
      DECEMBER 31, 1996:
          LIFE INSURANCE
              IN FORCE                           $53,052,020     $18,840,221    $16,275,386        $50,487,185       32.2%


          PREMIUMS AND
              POLICY FEES:
              LIFE INSURANCE                     $   272,331     $   113,487    $   129,717        $   288,561       45.0%
              ACCIDENT/HEALTH
                INSURANCE                            370,812         194,687         29,467            205,592       14.3%
                                                --------------------------------------------------------------------------

              TOTAL                                  643,143         308,174        159,184            494,153
                                                ==========================================================================

YEAR ENDED
      DECEMBER 31, 1995:
          LIFE INSURANCE
              IN FORCE                           $50,346,719     $ 17,524,366   $ 11,537,144       $ 44,359,497      26.0%
                                                 =========================================================================

          PREMIUMS AND
              POLICY FEES:
              LIFE INSURANCE                     $   308,422     $    116,091   $     66,565       $    258,896      25.7%
              ACCIDENT/HEALTH
                INSURANCE                            377,179          217,082         13,583            173,680       7.8%
                                               ---------------------------------------------------------------------------

              TOTAL                                  685,601         333,173          80,148            432,576
                                               ===========================================================================

                              EXHIBITS TO FORM 10-K
                                       OF
                           PROTECTIVE LIFE CORPORATION
                                     FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1997

                                INDEX TO EXHIBITS




                                                                         Page

13........................................................................
21........................................................................
23........................................................................
24........................................................................
27........................................................................
99........................................................................