Form 10-Q
period 1998-03-31
PROTECTIVE LIFE CORP
filed 1998-05-15
CIK 355429

-----------------------------------------------------------------------------


                                    FORM 10-Q
                      ------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

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

                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of May 8, 1998:
61,758,264 shares.

                           PROTECTIVE LIFE CORPORATION


                                      INDEX


PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants.................................
        Consolidated Condensed Statements of Income for the Three Months
          ended March 31, 1998 and 1997 (unaudited).......................
        Consolidated Condensed Balance Sheets as of March 31, 1998
          (unaudited) and December 31, 1997...............................
        Consolidated Condensed Statements of Cash Flows for the
          Three Months ended March 31, 1998 and 1997 (unaudited)..........
        Notes to Consolidated Condensed Financial Statements (unaudited)..
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................

PART II.  OTHER INFORMATION:
   Item 2(c).  Changes in Securities......................................
   Item 4.  Submission of Matters to a Vote of Security Holders...........
   Item 5.  Other Information.............................................
   Item 6.  Exhibits and Reports on Form 8-K..............................
Signature.................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of March 31, 1998, and the related consolidated condensed statements of income and consolidated condensed statements of cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1998, except for Note N as to which the date is March 2, 1998, we expressed an unqualified opinion which contains an explanatory paragraph regarding the changes in accounting for stock-based employee compensation plans in 1995 on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                     COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
April 23, 1998



                           PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                                                             THREE MONTHS ENDED
                                                                                                                 MARCH 31
                                                                                                          1998                1997
                                                                                                          ----                ----

REVENUES
Premiums and policy fees (net of reinsurance ceded:
    1998 - $99,628; 1997 - $54,509)                                                                        $149,358      $129,578
Net investment income                                                                                       157,626       130,330
Realized investment gains (losses)                                                                               11          (418)
Other income                                                                                                 13,518         4,762
                                                                                                          ---------    ----------
                                                                                                            320,513       264,252


BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
    1998 - $57,363; 1997 - $33,536)                                                                         187,897       163,019
Amortization of deferred policy acquisition costs                                                            24,835        20,835
Other operating expenses (net of reinsurance ceded:
    1998 - $31,709; 1997 - $14,254)                                                                          57,755        41,630
                                                                                                          ---------    ----------
                                                                                                            270,487       225,484

INCOME BEFORE INCOME TAX AND MINORITY
  INTEREST                                                                                                   50,026        38,768

Income tax expense                                                                                           17,009        13,181
                                                                                                          ---------     ---------

INCOME BEFORE MINORITY INTEREST                                                                              33,017        25,587

Minority interest in net income
    of consolidated subsidiaries                                                                              3,024           804
                                                                                                          ---------     ---------

NET INCOME                                                                                                 $ 29,993      $ 24,783
                                                                                                          ========        ========

NET INCOME PER SHARE - BASIC                                                                             $      .48    $      .40
                                                                                                         ==========    ==========

NET INCOME PER SHARE - DILUTED                                                                           $      .47    $      .40
                                                                                                         ==========    ==========

DIVIDENDS PAID PER SHARE                                                                                 $      .10    $      .09
                                                                                                         ==========    ==========

Average shares outstanding - basic                                                                       62,606,735    62,317,466

Average shares outstanding - diluted                                                                     63,261,753    62,669,264





SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                           PROTECTIVE LIFE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                                                                   MARCH 31            DECEMBER 31
                                                                                     1998                  1997
                                                                               -------------------------------------
ASSETS                                                                           (Unaudited)
  Investments:
    Fixed maturities                                                              $ 6,297,854         $ 6,374,328
    Equity securities                                                                  13,130              15,006
    Mortgage loans on real estate                                                   1,367,866           1,312,778
    Investment real estate, net                                                        13,319              13,602
    Policy loans                                                                      192,961             194,109
    Other long-term investments                                                        62,796              63,511
    Short-term investments                                                            169,267              76,086
                                                                                -------------       -------------
        Total investments                                                           8,117,193           8,049,420
    Cash                                                                                                   47,502
    Accrued investment income                                                          94,390              95,616
    Accounts and premiums receivable, net                                              48,052              47,784
    Reinsurance receivables                                                           584,516             591,613
    Deferred policy acquisition costs                                                 652,832             632,737
    Property and equipment, net                                                        38,931              36,957
    Other assets                                                                       97,239              78,541
    Assets held in separate accounts                                                1,123,756             931,465
                                                                                 ------------       -------------
                                                                                  $10,756,909         $10,511,635

LIABILITIES
    Policy liabilities and accruals                                               $ 3,821,813        $  3,725,151
    Guaranteed investment contract deposits                                         2,677,543           2,684,676
    Annuity deposits                                                                1,502,662           1,511,553
    Other policyholders' funds                                                        166,121             183,233
    Other liabilities                                                                 258,090             306,241
    Accrued income taxes                                                               15,937               4,907
    Deferred income taxes                                                              40,555              41,212
    Debt                                                                              120,000             120,000
    Liabilities related to separate accounts                                        1,123,756             931,465
                                                                                  -----------       -------------
                                                                                    9,726,477           9,508,438
                                                                                  -----------        ------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
    IN COMPANY'S SUBORDINATED DEBENTURES
    9% Cumulative Monthly Income Preferred Securities, Series A                        55,000              55,000
    8.25% Trust Originated Preferred Securities                                        75,000              75,000
    6.5% FELINE PRIDES                                                                115,000             115,000
                                                                                 ------------       -------------
                                                                                      245,000             245,000
                                                                                 ------------       -------------

STOCKHOLDERS' EQUITY
    Preferred Stock, $1 par value
        Shares authorized: 3,600,000; Issued: none
    Junior Participating Cumulative Preferred Stock, $1 par value
        Shares authorized: 400,000; Issued:  none
    Common Stock, $0.50 par value
        Shares authorized: 80,000,000
        Issued: 1998 and 1997 - 66,672,924                                             33,336              33,336
    Additional paid-in capital                                                        170,671             167,923
    Treasury stock (1998 - 4,914,660 shares; 1997 - 5,030,640 shares)                 (13,198)            (13,455)
    Unallocated stock in Employee Stock Ownership Plan
        (1998 - 1,291,194 shares; 1997 - 1,386,244 shares)                             (4,277)             (4,592)
    Retained earnings                                                                 537,073             513,258
    Accumulated other comprehensive income
        Net unrealized gains on investments
        (net of income tax: 1998 - $33,317;  1997 - $33,238)                           61,827              61,727
                                                                                -------------      --------------
                                                                                      785,432             758,197
                                                                                -------------      --------------
                                                                                  $10,756,909         $10,511,635
                                                                                =============      ==============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                           PROTECTIVE LIFE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                                 1998             1997
                                                                                                 ----             ----
                                                                                                                  >
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                              $      29,993   $     24,783
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of deferred policy acquisition costs                                        24,835         20,835
        Capitalization of deferred policy acquisition costs                                     (43,931)       (25,480)
        Depreciation expense                                                                      1,964          1,496
        Deferred income taxes                                                                    (1,224)          (314)
        Accrued income taxes                                                                     10,207         11,406
        Interest credited to universal life and investment products                              84,729         41,239
           Policy fees assessed on universal life and investment products                       (34,045)       (31,163)
        Change in accrued investment income and other receivables                                 8,056          2,381
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                               114,125         93,441
        Change in other liabilities                                                             (48,076)       (17,899)
        Other (net)                                                                             (18,652)        (4,914)
                                                                                         --------------  -------------
  Net cash provided by operating activities                                                     127,981        115,811
                                                                                          -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                        1,806,667        723,663
        Other                                                                                    76,911         28,655
  Sale of investments
        Investments available for sale                                                          145,772        537,926
        Other                                                                                   234,634          2,776
  Cost of investments acquired
        Investments available for sale                                                       (2,047,391)    (1,332,927)
        Other                                                                                  (281,863)       (89,573)
  Acquisitions and bulk reinsurance assumptions                                                                 (2,436)
  Purchase of property and equipment                                                             (2,684)        (1,890)
  Sale of property and equipment                                                                     22              54
                                                                                       --------------------------------
  Net cash used in investing activities                                                         (67,932)      (133,752)
                                                                                         --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                           304,500        534,400
  Principal payments on line of credit arrangements and debt                                   (304,500)      (520,400)
  Dividends to stockholders                                                                      (6,178)        (5,549)
  Investment product deposits and changes in universal life deposits                            330,148        174,968
  Investment product withdrawals                                                               (431,521)      (244,533)
                                                                                         --------------  -------------
  Net cash used in financing activities                                                        (107,551)       (61,114)
                                                                                         -------------- --------------

INCREASE (DECREASE) IN CASH                                                                     (47,502)       (79,055)
CASH AT BEGINNING OF PERIOD                                                                      47,502        121,051
                                                                                        ---------------  -------------
CASH AT END OF PERIOD                                                                 $               0  $      41,996
                                                                                      =================  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
     Interest on debt                                                                       $     1,558    $     4,662
     Income taxes                                                                           $     8,554    $     1,858

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissuance of treasury stock to ESOP                                                                     $        84
  Unallocated stock in ESOP                                                                 $       315    $       333
  Reissuance of treasury stock                                                                             $        49
  Acquisitions
     Assets acquired                                                                        $     3,398    $       339
     Liabilities assumed                                                                           (347)           (90)
     Reissuance of treasury stock                                                                (3,005)
                                                                                       -----------------   ------------
     Net                                                                                    $        46    $       249
                                                                                       =================   ============



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION; STOCK SPLIT

         The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         On March 2, 1998, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend distributed on April 1, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings to common stock the par value of the additional shares arising from the stock split. In addition, unless indicated otherwise, all references to number of shares and per share amounts included herein have been restated to reflect the stock split.


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

         A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. The Company and its subsidiaries, like other insurers, in the ordinary course of business, are involved in such litigation. Although the outcome of any such litigation cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.


NOTE C - PREFERRED SECURITIES

         In 1994 a special purpose finance subsidiary of the Company, PLC Capital L.L.C. ("PLC Capital"), issued $55 million of 9% Cumulative Monthly Income Preferred Securities, Series A ("MIPSSM"). On April 29, 1997, another special purpose finance subsidiary, PLC Capital Trust I ("PLC Capital Trust I") issued $75 million of 8.25% Trust Originated Preferred Securities ("TOPrSSM"). The MIPS and 8.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the MIPS and 8.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital and PLC Capital Trust I's obligations with respect to the MIPS and 8.25% TOPrS.

         PLC Capital and PLC Capital Trust I were formed solely to issue securities and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of PLC Capital are $69.6 million of Protective Life Corporation 9% Subordinated Debentures due June 30, 2024, Series A. The sole assets of PLC Capital Trust I are $77.3 million of Protective Life Corporation 8.25% Subordinated Debentures due 2027, Series B. The Company has the right under the subordinated debentures to extend interest payment periods up to five consecutive years, and, as a consequence, dividends on the MIPS and 8.25% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital and PLC Capital Trust I, respectively, during any such extended interest payment period. The MIPS are redeemable by PLC Capital at any time on or after June 30, 1999. The 8.25%TOPrS are redeemable by PLC Capital Trust I at any time on or after April 29, 2002.

         On November 20, 1997, another special purpose finance subsidiary, PLC Capital Trust II, issued $115 million of FELINE PRIDESSM which are comprised of a stock purchase contract and a beneficial ownership of 6.5% TOPrS. The sole assets of PLC Capital Trust II are $118.6 million of Protective Life Corporation 6.5% Subordinated Debentures due 2003, Series C. Under the stock purchase contract, on February 16, 2001, the holders will purchase shares of the Company's Common Stock from the Company. The holders may generally settle the contract in cash or by exercising their right to put, in effect, the 6.5% TOPrS back to the Company. The shares of Common Stock issuable range from approximately 3.6 million shares if the price of the Company's Common Stock is greater than or equal to $32.52 to approximately 4.4 million shares if the stock price is less than or equal to $26.66. The 6.5% TOPrS are guaranteed on a subordinated basis by the Company. Dividends on the 6.5% TOPrS may be deferred until maturity. The dividend rate on the 6.5% TOPrS which remain outstanding after February 16, 2001, will be reset by a formula specified in the agreement.

         The MIPS, 8.25% TOPrS, and FELINE PRIDES are reported in the accompanying balance sheets as "guaranteed preferred beneficial interests in Company's subordinated debentures" and the related dividends are reported in the accompanying statements of income as "minority interest in net income of consolidated subsidiaries".

NOTE D - BUSINESS SEGMENTS

         The Company operates predominantly in the life and accident and health insurance industry. The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the reclassification and tax effecting of pretax minority interest in the Corporate and Other segment, and the recognition of income tax expense. There are no asset adjustments.



                                                            OPERATING SEGMENT INCOME FOR THE
                                                             THREE MONTHS ENDING MARCH 31, 1998
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                                  PRODUCTS
                                                                                            DENTAL AND
                                                             INDIVIDUAL                      CONSUMER       FINANCIAL
                                            ACQUISITIONS          LIFE    WEST COAST          BENEFITS     INSTITUTIONS

Premiums and policy fees                      $24,244           $34,025       $ 7,220           $51,603       $28,112
Net investment income                          26,732            14,043        15,012             3,974         6,281
Realized investment gains (losses)
Other income                                                      7,031                             599         5,097
                                          -----------           -------    ----------         ---------      --------
     Total revenues                            50,976            55,099        22,232            56,176        39,490
                                             --------           -------       -------           -------       -------
Benefits and settlement expenses               29,105            27,197        15,395            35,825        15,167
Amortization of deferred policy
 acquisition costs                              4,541             7,172           (12)            2,970         5,649
Other operating expenses                        5,856            14,363         2,391            14,079        14,348
                                            ---------           -------       -------           -------       -------
     Total benefits and expenses               39,502            48,732        17,774            52,874        35,164
                                             --------           -------       -------           -------       -------
Income before tax                              11,474             6,367         4,458             3,302         4,326





                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS
                                         GUARANTEED                           CORPORATE
                                         INVESTMENT        INVESTMENT              AND                        TOTAL
                                          CONTRACTS          PRODUCTS            OTHER    ADJUSTMENTS    CONSOLIDATED

Premiums and policy fees                                      $4,062         $      92                       $149,358
Net investment income                      $53,435            26,240            11,909                        157,626
Realized investment gains (losses)            (433)              (87)                         $   531              11
Other income                                                   1,992            (1,201)                        13,518
                                       -----------           -------           -------     ----------        --------
     Total revenues                         53,002            32,207            10,800            531         320,513
                                           -------           -------           -------       --------        --------
Benefits and settlement expenses            44,656            20,269               283                        187,897
Amortization of deferred policy
 acquisition costs                             174             4,330                11                         24,835
Other operating expenses                       185             4,675             6,511         (4,653)         57,755
                                          --------           -------           -------        -------        --------
     Total benefits and expenses            45,015            29,274             6,805         (4,653)        270,487
                                           -------           -------           -------        -------        --------
Income before tax                            7,987             2,933             3,995                         50,026
Income tax expense                                                                             17,009          17,009
Minority interest                                                                               3,024           3,024
                                                                                                           ----------
     Net income                                                                                             $  29,993
                                                                                                            =========


                                        9




                                                              OPERATING SEGMENT INCOME FOR THE
                                                                THREE MONTHS ENDING MARCH 31, 1997
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                                  PRODUCTS
                                                                                            DENTAL AND
                                                             INDIVIDUAL                      CONSUMER       FINANCIAL
                                            ACQUISITIONS         LIFE     WEST COAST          BENEFITS     INSTITUTIONS

Premiums and policy fees                      $26,579          $32,333        N/A              $56,329        $11,861
Net investment income                          27,531           12,913                           4,100          2,971
Realized investment gains (losses)
Other income                                                     3,681                             407            196
                                           ----------         --------                        --------       --------
     Total revenues                            54,110           48,927                          60,836         15,028
                                              -------          -------                         -------        -------
Benefits and settlement expenses               28,451           25,759                          40,378          5,060
Amortization of deferred policy
  acquisition costs                             4,573            7,442                           1,560          3,707
Other operating expense                         6,251            9,962                          15,180          3,344
                                              -------          -------                         -------        -------
     Total benefits and expenses               39,275           43,163                          57,118         12,111
                                              -------          -------                         -------        -------
Income before income tax                       14,835            5,764                           3,718          2,917




                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS
                                         GUARANTEED                           CORPORATE
                                         INVESTMENT        INVESTMENT              AND                        TOTAL
                                          CONTRACTS          PRODUCTS            OTHER    ADJUSTMENTS    CONSOLIDATED

Premiums and policy fees                                     $ 2,424          $     52                       $129,578
Net investment income                       $51,609           25,856             5,350                        130,330
Realized investment gains (losses)             (724)             145                        $    161             (418)
Other                                                          1,165              (687)                         4,762
                                        -----------          -------           -------    ----------        ---------
     Total revenues                          50,885           29,590             4,715           161          264,252
                                           --------          -------            ------      --------         --------
Benefits and settlement expenses             43,497           19,787                87                        163,019
Amortization of deferred policy
 acquisition costs                              131            3,409                13                         20,835
Other operating expenses                      1,068            3,176             3,886        (1,237)          41,630
                                           --------          -------            ------       -------         --------
     Total benefits and expenses             44,696           26,372             3,986        (1,237)         225,484
                                            -------          -------            ------       -------         --------
Income before tax                             6,189            3,218               729                         38,768
Income tax expense                                                                            13,181           13,181
Minority interest                                                                                804              804
                                                                                                           ----------
     Net income                                                                                              $ 24,783
                                                                                                             ========







                                                                   OPERATING SEGMENT ASSETS
                                                                         MARCH 31, 1998
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                                  PRODUCTS
                                                                                            DENTAL AND
                                                             INDIVIDUAL                      CONSUMER       FINANCIAL
                                            ACQUISITIONS         LIFE     WEST COAST          BENEFITS     INSTITUTIONS

Investments and other assets                 $1,363,992     $   988,541    $  919,246          $266,162      $540,879
Deferred policy acquisition costs               134,169         263,291       116,947            23,971        53,934
                                            -----------     -----------   -----------         ---------     ---------
     Total assets                            $1,498,161      $1,251,832    $1,036,193          $290,133      $594,813
                                             ==========      ==========    ==========          ========      ========


                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS
                                            Guaranteed                                 Corporate
                                            Investment       Investment                     and               Total
                                             CONTRACTS         PRODUCTS                   OTHER          CONSOLIDATED


Investments and other assets                 $2,867,976       $2,512,375                 $644,906         $10,104,077
Deferred policy acquisition costs                 1,708           58,683                      129             652,832
                                          -------------     ------------               ----------       -------------
     Total assets                            $2,869,684       $2,571,058                 $645,035         $10,756,909
                                             ==========       ==========                 ========         ===========



                                                                 OPERATING SEGMENT ASSETS
                                                                      DECEMBER 31, 1997
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                                  PRODUCTS
                                                                                            Dental and
                                                             Individual                      Consumer       Financial
                                            ACQUISITIONS         LIFE     WEST COAST          BENEFITS     INSTITUTIONS

Investments and other assets                 $1,401,294     $   963,661    $  910,030          $264,083      $544,085
Deferred policy acquisition costs               138,052         252,321       108,126            22,459        52,837
                                            -----------     -----------   -----------         ---------     ---------
     Total assets                            $1,539,346      $1,215,982    $1,018,156          $286,542      $596,922
                                             ==========      ==========    ==========          ========      ========


                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS
                                            Guaranteed                                 Corporate
                                            Investment       Investment                    and                Total
                                             CONTRACTS         PRODUCTS                   OTHER          CONSOLIDATED


Investments and other assets                 $2,887,732       $2,316,495                 $591,518         $ 9,878,898
Deferred policy acquisition costs                 1,785           56,074                    1,083             632,737
                                          -------------     ------------               ----------       -------------
     Total assets                            $2,889,517       $2,372,569                 $592,601         $10,511,635
                                             ==========       ==========                 ========         ===========



                                       11

NOTE E - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1998 and for the three months then ended, the Company's life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $590.5 million and $24.9 million, respectively.


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

        The Company's balance sheets at March 31, 1998 and December 31, 1997, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                           MARCH 31, 1998                        DECEMBER 31, 1997
                                                           --------------                        -----------------
                                                                               (IN THOUSANDS)

        Total investments                                    $  8,001,544                       $  7,933,017
        Deferred policy acquisition costs                         673,337                            654,175
        All other assets                                        1,986,884                          1,829,478
                                                             ------------                       ------------
                                                              $10,661,765                        $10,416,670
                                                              ===========                        ===========

        Deferred income taxes                              $        7,238                     $        7,974
        All other liabilities                                   9,685,922                          9,467,226
                                                             ------------                       ------------
                                                                9,693,160                          9,475,200
        Guaranteed preferred beneficial
           interests in Company's sub-
           ordinated debentures                                   245,000                            245,000
        Stockholders' equity                                      723,605                            696,470
                                                            -------------                      -------------
                                                              $10,661,765                        $10,416,670
                                                              ===========                        ===========


NOTE G - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At March 31, 1998, options and open futures contracts with a notional amount of $1.2 billion were in a $0.6 million unrealized loss position.

         The Company uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. The Company also uses interest rate swap contracts and options to enter into interest rate swaps (swaptions) to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and 8.25% TOPrS from a fixed rate to a variable rate of interest. Amounts paid or received related to the initiation of interest rate swap contracts and swaptions are deferred and amortized over the life of the related debt. At March 31, 1998, related open interest rate swap contracts with a notional amount of $365.3 million were in a $4.4 million net unrealized gain position.

         In connection with a commercial mortgage loan securitization, the Company entered into interest rate swap contracts converting a fixed rate of interest to a floating rate of interest and converting a floating rate of interest to a fixed rate of interest with a notional amount at March 31, 1998, of $332.4 million. In the aggregate, there were no net unrealized gains or losses associated with these swap contracts at March 31, 1998.


NOTE H - NET INCOME PER SHARE

         Net income per share - basic is net income divided by the average number of shares of Common Stock outstanding including shares that are issuable under various deferred compensation plans. The average shares outstanding used to compute net income per share - basic were 62,606,735 and 62,317,466 for the three months ended March 31, 1998 and 1997, respectively.

         Net income per share - diluted is net income divided by the average number of shares outstanding including all dilutive potentially issuable shares that are issuable under various stock-based compensation plans and stock purchase contracts. The average shares outstanding used to compute net income per share - diluted were 63,261,753 and 62,669,264 for the three months ended March 31, 1998 and 1997, respectively.

         A reconciliation of average shares outstanding for the three months ended March 31 is summarized as follows:

                                                  RECONCILIATION OF
                                              AVERAGE SHARES OUTSTANDING

                                                                                               MARCH 31
                                                                                       1998                1997
                                                                                       ----                ----

Issued and outstanding                                                               61,754,156          61,611,732
Issuable under various deferred compensation plans                                      852,579             705,734
                                                                                   ------------        ------------
Basic                                                                                62,606,735          62,317,466
Stock appreciation rights                                                               144,145
Issuable under various other stock-based compensation plans                             475,300             351,798
FELINE PRIDES stock purchase contracts                                                   35,573
                                                                                   ------------         -----------
Diluted                                                                              63,261,753          62,669,264
                                                                                     ==========          ==========


NOTE I - COMPREHENSIVE INCOME

         The following table sets forth the Company's comprehensive income for the three months ended March 31, 1998 and 1997:

                                                                                       THREE MONTHS ENDED
                                                                                  1998                     1997
                                                                                  ----                     ----

         Net income                                                               $29,993                $ 24,783
         Increase (decrease) in net unrealized gains
             on investments (net of income tax:
             1998 - $83; 1997 - $(21,168))                                            107                 (39,312)
         Reclassification adjustment for amounts included
             in net income (net of income tax:
             1998 - $(4); 1997 - $146)                                                 (7)                    272
                                                                               ----------              ----------
         Comprehensive income (loss)                                              $30,093                $(14,257)
                                                                                  =======                =========


NOTE J - ACQUISITION

         On March 11, 1998, the Company announced a definitive agreement under which the Company will acquire United Dental Care, Inc. ("United Dental Care"). United Dental Care is a leading provider of managed dental care plans with over
1.8 million members. The purchase price per share of United Dental Care common stock is payable in a combination of $9.31 in cash and 0.2893 shares of the Company's common stock. The transaction is subject to approval by United Dental Care stockholders and regulators and other closing conditions. United Dental Care (subject to the Company's right to increase the merger consideration) or the Company may terminate the agreement if the price of the Company's common stock is below $27.50 per share and the Company may terminate the agreement if the price of the Company's common stock is above $39.50 per share. United Dental Care has approximately 8.9 million shares of its common stock outstanding.

NOTE K - RECLASSIFICATIONS

         Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets or stockholders' equity.


NOTE L - SUBSEQUENT EVENT

         On April 27, 1998, the Company's shareholders approved an increase in the number of authorized shares of Common Stock from 80 million to 160 million.

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

         The Company has seven operating divisions: Acquisitions, Individual Life, West Coast, Dental and Consumer Benefits ("Dental"), Financial Institutions, Guaranteed Investment Contracts ("GIC"), and Investment Products. The Company also has an additional business segment which is described herein as Corporate and Other.

         This report includes "forward-looking statements" which express expectations of future events and/or results. All statements based on future expectations rather than on historical facts are forward- looking statements that involve a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 for more information about factors which could affect future results.


                              RESULTS OF OPERATIONS
PREMIUMS AND POLICY FEES

         The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                                                                        PREMIUMS AND POLICY FEES
              THREE MONTHS
                  ENDED                                           AMOUNT                    PERCENTAGE
                 MARCH 31                                       (IN THOUSANDS)            INCREASE

                  1997                                           $129,578                   12.1%
                  1998                                            149,358                   15.3

         Premiums and policy fees increased $19.8 million or 15.3% in the first three months of 1998 over the first three months of 1997. Premiums and policy fees from the Acquisitions Division decreased $2.3 million. The Individual Life Division's premiums and policy fees increased $1.7 million. The acquisition of West Coast Life Insurance Company ("West Coast") in the second quarter of 1997 increased premiums and policy fees $7.2 million. The Dental Division's exit from the group major medical business resulted in an $11.7 million decrease in premiums and policy fees. Premiums and policy fees related to the Dental Division's other businesses increased $7.0 million in the first three months of 1998 as compared to the same period in 1997. Premiums and policy fees from the Financial Institutions Division increased $16.3 million in the first three months of 1998 as compared to the first three months of 1997. The acquisition of the Western Diversified Group ("Western Diversified") and the coinsurance of an unrelated closed block of credit insurance policies in late 1997 increased premiums and policy fees $19.0 million. Decreases of $2.7 million relate to the normal decrease in premiums on a closed block of credit insurance policies reinsured in 1996. The increase in premiums and policy fees from the Investment Products Division was $1.6 million.

NET INVESTMENT INCOME

         The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                THREE MONTHS                                                NET INVESTMENT INCOME
                   ENDED                                              AMOUNT               PERCENTAGE
                  MARCH 31                                        (IN THOUSANDS)            INCREASE

                   1997                                            $130,330                     4.9%
                   1998                                             157,626                    20.9

         Net investment income in the first three months of 1998 was $27.3 million or 20.9% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets and an increase in participating mortgage loan income. Invested assets have increased primarily due to acquisitions and due to receiving annuity deposits. The acquisition of West Coast, Western Diversified, and a block of credit insurance policies in 1997 resulted in an increase in net investment income of $18.7 million in the first three months of 1998 as compared to the same period in 1997.

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

         The following table sets forth net realized investment gains for the periods shown:

                       THREE MONTHS                        REALIZED INVESTMENT
                      ENDED                                   GAINS (LOSSES)
                       MARCH 31                               (IN THOUSANDS)

                       1997                                       $(418)
                       1998                                          11

         Realized investment gains were less than $0.1 million for the first three months of 1998 compared to realized investment losses of $0.4 million for the corresponding period of 1997.

OTHER INCOME

         The following table sets forth other income for the periods shown:

                     THREE MONTHS
                        ENDED                               OTHER INCOME
                        MARCH 31                           (IN THOUSANDS)

                         1997                                 $ 4,762
                         1998                                  13,518

         Other income consists primarily of revenues of the Company's broker-dealer subsidiary, fees from variable insurance products, revenues of the Company's wholly-owned insurance marketing organizations and small noninsurance subsidiaries, and the results of the Company's 50%-owned joint venture in Hong Kong. Other income in the first three months of 1998 was $8.8 million higher than the corresponding period of 1997. Revenues from the Company's broker-dealer subsidiary increased $3.6 million in the first three months of 1998 as compared to the same period in 1997. Other income from all other sources increased $5.2 million in the first three months of 1998 as compared with the first three months of 1997.

INCOME BEFORE INCOME TAX AND MINORITY INTEREST

         The following table sets forth operating income or loss and income or loss before income tax for the periods shown:

                                   OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE
                                        INCOME TAX THREE MONTHS ENDED MARCH 31
                                                    (IN THOUSANDS)

                                                                                          1997              1998
                                                                                          ----              ----
Operating Income (Loss)1,2
Life Insurance
      Acquisitions                                                                       $14,835           $11,474
      Individual Life                                                                      5,764             6,367
      West Coast                                                                                             4,458
Specialty Insurance Products
      Dental and Consumer Benefits                                                         3,718             3,302
      Financial Institutions                                                               2,917             4,326
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                                      6,913             8,420
      Investment Products                                                                  3,166             2,977
Corporate and Other2                                                                         729             3,995
                                                                                       ---------          --------
             Total operating income                                                       38,042            45,319
                                                                                         -------           -------

Realized Investment Gains (Losses)
      Guaranteed Investment Contracts                                                       (724)             (433)
      Investment Products                                                                    145               (87)
      Unallocated Realized Investment Gains (Losses)                                         161               531
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                                    (93)               43
                                                                                       ---------         ---------
             Total net                                                                      (511)               54
                                                                                        --------         ---------

Income (Loss) Before Income Tax2
Life Insurance
      Acquisitions                                                                        14,835            11,474
      Individual Life                                                                      5,764             6,367
      West Coast                                                                                             4,458
Specialty Insurance Products
      Dental and Consumer Benefits                                                         3,718             3,302
      Financial Institutions                                                               2,917             4,326
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                                      6,189             7,987
      Investment Products                                                                  3,218             2,933
Corporate and Other2                                                                         729             3,995
Unallocated Realized Investment Gains (Losses)                                               161               531
                                                                                       ---------         ---------

             Total income before income tax                                              $37,531           $45,373
                                                                                         =======           =======

1 Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.
2 Operating income and income before income tax for the Corporate and Other segment have been reduced by pretax minority interest in income of consolidated subsidiaries of $1,237 in the first three months of 1997 and $4,653 in the first three months of 1998. Such minority interest related to payments made on the Company's MIPSSM, 8.25%TOPrSSM, and FELINE PRIDESSM.

           Pretax earnings from the Acquisitions Division decreased $3.4 million in the first three months of 1998 as compared to the same period of 1997. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In addition, the Division's mortality experience was approximately $2.6 million worse than expected in the first three months of 1998 as compared to being approximately $2.0 million better than expected in the 1997 first quarter.

           The Individual Life Division's pretax earnings of $6.4 million in the first three months of 1998 were $0.6 million above the same period of 1997. The Division's earnings increased even though the Division's mortality experience was approximately $1.8 million worse than expected. Individual life sales measured by new premiums were $15.8 million, 68% above the first quarter of 1997.

        Headquartered in San Francisco, West Coast was acquired by the Company on June 3, 1997. West Coast had pretax earnings of $4.5 million for the first three months of 1998. Sales measured by new premiums were $11.6 million, 91% above the first quarter of 1997.

         Dental Division pretax earnings were $0.4 million lower in the first three months of 1998 as compared to the first three months of 1997 primarily due to higher dental claims in the first quarter of 1998 as compared to the first quarter of 1997.

         Pretax earnings of the Financial Institutions Division were $1.4 million higher in the first three months of 1998 as compared to the same period in 1997. At the end of the 1997 third quarter, the Division acquired the Western Diversified Group and coinsured an unrelated block of policies. These acquisitions increased earnings $1.3 million.

         The GIC Division had pretax operating earnings of $8.4 million in the first three months of 1998 and $6.9 million in the corresponding period of 1997. The increase largely reflects an improvement in operating spreads and an increase in the amount of GIC and related annuity deposits. Realized investment losses associated with this Division in the first three months of 1998 were $0.4 million as compared to $0.7 million in the same period last year. As a result, total pretax earnings were $8.0 million in the first three months of 1998 compared to $6.2 million for the same period last year.

         Investment Products Division pretax operating earnings of $3.0 million were $0.2 million lower in the first three months of 1998 compared to the same period of 1997. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were approximately $0.1 million in the first three months of both 1998 and 1997. Total pretax earnings were of $2.9 million in the first three months of 1998 as compared to $3.2 million in the same period of 1997.

         The Corporate and Other segment consists primarily of net investment income on capital, interest expense on substantially all debt, the Company's 50%-owned joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment increased $3.3 million in the first three months of 1998 as compared to the first three months of 1997.

INCOME TAXES

         The following table sets forth the effective income tax rates for the periods shown:
               THREE MONTHS
                  ENDED                                  ESTIMATED EFFECTIVE
                 MARCH 31                                  INCOME TAX RATES

                  1997                                            34%
                  1998                                            34

         The effective income tax rate for the full year of 1997 was 34%. Management's estimate of the effective income tax rate for 1998 is between 34% and 35%.

NET INCOME

         The following table sets forth net income and the net income per share for the periods shown, and the percentage change from the prior period:

              THREE MONTHS                                               NET INCOME
               ENDED                   TOTAL             PER SHARE-       PERCENTAGE       PER SHARE-     PERCENTAGE
               MARCH 31              (IN THOUSANDS)        BASIC          INCREASE          DILUTED       INCREASE
           ---------------           -------------   ---------------   -------------     ------------   ----------

                 1997                   $24,783            $.40           11.1%             $.40           11.1%
                 1998                    29,993             .48           20.0               .47           17.5

         Compared to the same period in 1997, net income per share-basic in the first three months of 1998 increased 20.0%, reflecting improved operating earnings in the Individual Life, West Coast, Financial Institutions, and Guaranteed Investment Contracts Divisions and the Corporate and Other segment, and higher realized investment gains (net of related amortization of deferred policy acquisition costs), which were partially offset by lower operating earnings in the Acquisitions, Dental, and Investment Products Divisions.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits." This statement revises the footnote disclosures about pension and other postretirement benefit plans and its adoption will have no effect on the Company's financial condition.


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

         The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 1998, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $6,297.9 million, which is 2.0% above amortized cost (less allowances for uncollectible amounts on investments) of $6,171.4 million. The Company had $1,367.9 million in mortgage loans at March 31, 1998. While the Company's mortgage loans do not have quoted market values, at March 31, 1998, the Company estimates the market value of its mortgage loans to be $1,459.5 million (using discounted cash flows from the next call date) which is 6.7% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

         For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $393.0 million of the Company's mortgage loans have this participation feature.

         At March 31, 1998, delinquent mortgage loans and foreclosed real estate were 0.2% of assets. Bonds rated less than investment grade were 2.0% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's allowance for uncollectible amounts on investments was $22.0 million at March 31, 1998.

         Policy loans at March 31, 1998, were $193.0 million, a decrease of $1.1 million from December 31, 1997. Policy loan rates are generally in the 4.5% to 8.0% range and are at least equal the assumed interest rates used for future policy benefits.

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

         The Company's asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is the Company's general policy to generally maintain asset and liability durations within one half year of one another, although from time to time a broader interval may be allowed.

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At March 31, 1998, options and open futures contracts with a notional amount of $1.2 billion were in a $0.6 million unrealized loss position.

         The Company uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. The Company also uses interest rate swap contracts and options to enter into interest rate swaps (swaptions) to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and TOPrS from a fixed rate to a variable rate of interest. Amounts paid or received related to the initiation of interest rate swap contracts and swaptions are deferred and amortized over the life of the related debt. At March 31, 1998, related open interest rate swap contracts with a notional amount of $365.3 million were in a $4.4 million net unrealized gain position.

         In connection with a commercial mortgage loan securitization, the Company entered into interest rate swap contracts converting a fixed rate of interest to a floating rate of interest and converting a floating rate of interest to a fixed rate of interest with a notional amount at March 31, 1998, of $332.4 million. In the aggregate, there were no net unrealized gains or losses associated with these swap contracts at March 31, 1998.

         Withdrawals related to GICs were approximately $700 million during 1997. Withdrawals related to GICs are estimated to be approximately $900 million in 1998. The Company's asset/liability management programs and procedures take into account GIC withdrawals. Accordingly, the Company does not expect GIC withdrawals to have an unusual effect on the future operations and liquidity of the Company.

         In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at March 31, 1998, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $601.0 million. The Company's subsidiaries held $168.0 million in cash and short-term investments at March 31, 1998. Protective Life Corporation had an additional $1.3 million in cash and short-term investments available for general corporate purposes.

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

         At March 31, 1998, Protective Life Corporation had no borrowings outstanding under its $70 million revolving line of credit.

         Protective Life Corporation's cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal, and management services rendered to the subsidiaries, and investment income. At December 31, 1997, approximately $154 million of consolidated stockholders' equity, excluding net unrealized losses on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. Also, distributions, including cash dividends to Protective Life Corporation from its life insurance subsidiaries, in excess of approximately $727 million, would be subject to federal income tax at rates then effective.

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

         To give the Company flexibility in connection with future acquisitions and other growth opportunities, the Company has registered common stock under the Securities Act of 1933 on a delayed (or shelf) basis.

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

         A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. The Company and its subsidiaries, like other insurers, in the ordinary course of business, are involved in such litigation. Although the outcome of any such litigation cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.
         President Clinton's recent budget proposal contains provisions that would change the way insurance companies and certain of their products are taxed, which, if enacted by Congress would negatively affect the Company.

         The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries.

                                     PART II


Item 2(c).       CHANGES IN SECURITIES

         References in this item to shares and price per share of the Company's common stock have not been adjusted for the Company's two-for-one stock split on April 1, 1998.

     Effective January 1, 1998, the Company acquired all of the issued and outstanding capital stock of the following four corporations: Autoquest Insurance Services of Utah, Inc. (a Utah corporation), Income Development Specialists, Inc. (d/b/a/ Autoquest Insurance Services of California) (a California corporation), Autoquest Insurance Services of Nevada, Inc. (a Nevada corporation), and Checker Flag Protection, Inc. (d/b/a Autoquest Administrative Services, Inc.) (a Nevada corporation) (all four companies being hereinafter collectively referred to as the "Autoquest Companies"). Pursuant to the terms of the Stock Purchase Agreements entered into in connection with this acquisition, the Company issued to the stockholders of the Autoquest Companies an aggregate of 54,896 shares of Protective Life Corporation Common Stock, par value $0.50 per share ("Common Stock"), which were issued from treasury shares on January 1, 1998.
         The offer and sale of 54,896 shares of the Company's Common Stock in this stock-for-stock exchange transaction was not registered under the Securities Act of 1933, as amended, (the "Securities Act") in reliance on exemption under Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Securities Act. The 54,896 shares of Common Stock were issued to ten (10) investors. Each of these investors was a shareholder of the Autoquest Companies acquired by the Company, was provided with the information required by Rule 502 of Regulation D, and represented to the Company prior to the sale that he or she was capable of evaluating the merits and risks of the proposed investment. No commissions or other forms of remuneration were paid, directly or indirectly, to any person for soliciting any investor in this transaction. A Form D notice was filed with the U. S. Securities and Exchange Commission reporting the issuance of the 54,896 shares of Common Stock in connection with this transaction.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         References in this item to shares of the Company's common stock have not been adjusted for the Company's two-for-one stock split on April 1, 1998.

         The Annual Meeting of Stockholders was held on April 27, 1998. Shares entitled to vote at the Annual Meeting totaled 30,879,132 of which 26,523,112 shares were represented. The number of shares entitled to vote were determined as of a date prior to the April 1, 1998, stock split

         At the Annual Meeting the following directors were elected. The number of shares cast for and authorization withheld for each nominee is shown below.


                                                                                                 AUTHORIZATION
                                                                     FOR                            WITHHELD

             William J. Rushton III                                25,830,955                        692,157
             William J. Cabaniss, Jr.                              25,820,605                        702,507
             Drayton Nabers, Jr.                                   25,831,155                        691,957
             John J. McMahon, Jr.                                  25,831,155                        691,957
             A. W. Dahlberg                                        25,831,155                        691,957
             Ronald L. Kuehn, Jr.                                  25,831,155                        691,957
             Herbert A. Sklenar                                    25,831,155                        691,957
             James S. M. French                                    25,830,075                        693,037
             Robert A. Yellowlees                                  25,831,155                        691,957
             John D. Johns                                         25,831,155                        691,957
             Elaine L. Chao                                        25,831,279                        691,833
             Donald M. James                                       25,831,351                        691,761

         Additionally, at the Annual Meeting stockholders approved three proposals. The first proposal was to approve an amendment to the Company's 1985 Restated Certificate of Incorporation to increase the authorized Common Stock of the Company from 80 million to 160 million shares, par value $0.50 per share. Shares voting for the first proposal were 24,135,073, shares voting against were 2,348,300, and shares abstaining were 39,739. The second proposal was to approve an amendment to the Company's 1997 Performance Share Plan. Shares voting for the second proposal were 25,829,541, shares voting against were 514,032, and shares abstaining were 179,539. The third proposal was to ratify the appointment of Coopers & Lybrand L.L.P. as the independent public accountants for the Company and its subsidiaries for the current year. Shares voting for the third proposal were 26,460,500, shares voting against were 16,174, and shares abstaining were 46,438.

         With regard to the transaction of such other business as might properly come before the Annual Meeting or any adjournment thereof 4,277,921 shares were cast as authorization withheld. No other matters came before the Annual Meeting or any adjournment thereof.

Item 5.  OTHER INFORMATION

         PREPARATION FOR YEAR 2000. Older computer hardware and software often denote the year using two digits rather than four; for example, the year 1997 often is denoted by such hardware and software as "97." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather that the year 2000. This "Year 2000" issue potentially affects all individuals and companies (including the Company, its customers, business partners, suppliers, banks, custodians and administrators) who rely on computers or devices containing computer chips.

         The Company has developed and is implementing a Year 2000 transition plan intended to identify and modify or replace primary hardware and/or software systems on which it relies that have a Year 2000 issue. The Company is also developing and implementing a plan to identify and modify or replace secondary hardware and/or software systems on which it relies that have a Year 2000 issue. Substantial resources are being devoted to this effort; however, the costs to develop and implement these plans are not expected to be material. The Company is also confirming that its service providers are implementing plans to identify and modify or replace their systems that have a Year 2000 issue.

         The Company currently anticipates that its systems will be able to process transactions dated beyond 1999 on or before December 31, 1999. There can be no assurances, however, that the Company's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair the Company's operations, or that the Year 2000 issue will not otherwise adversely affect the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a). Exhibit 10(a) - The Company's 1997 Long-Term Incentive Plan (formerly the "1997 Performance Share Plan")

                  Exhibit 15 - Letter re: unaudited interim financial statements

                  Exhibit 27 - Financial Data Schedule

                  Exhibit 99 - Safe harbor for Forward Looking Statements

         (b). A current report on Form 8-K was filed February 11, 1998, reporting under Item 5 and Item 7 the Company's 1997 fourth quarter earnings press release.

                  A current report on Form 8-K was filed March 11, 1998, reporting under Item 5 and Item 7 the Company's press release describing its definitive agreement to acquire United Dental Care, Inc.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PROTECTIVE LIFE CORPORATION






Date:              May 15, 1998             /S/    JERRY W. DEFOOR
                                            ----------------------
                                            Jerry W. DeFoor
                                            Vice President and Controller,
                                            and Chief Accounting Officer
                                            (Duly authorized officer)