Form 10-K/A
period 1997-12-31
PROTECTIVE LIFE CORP
filed 1998-06-19
CIK 355429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549





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

                                                   PROTECTIVE LIFE CORPORATION


                                                    By:/S/DRAYTON NABERS, JR.
                                                      Drayton Nabers, Jr.
                                                      Chairman of the Board and
                                                      Chief Executive Officer
June 19, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              SIGNATURE     CAPACITY IN WHICH SIGNED                  DATE


/S/DRAYTON NABERS, JR.      Chairman of the Board and                 June 19, 1998
 DRAYTON NABERS, JR.        Chief Executive Officer
                            (Principal Executive Officer)
                             and Director



/S/JOHN D. JOHNS            President and Chief Operating Officer     June 19, 1998
JOHN D. JOHNS               (Principal Financial Officer)
                            and Director


/S/JERRY W. DEFOOR          Vice President and Controller,            June 19, 1998
JERRY W. DEFOOR             and Chief Accounting Officer
                            (Principal Accounting Officer)

                   *        Chairman Emeritus and                     June 19, 1998
----------------------------
WILLIAM J. RUSHTON III      Director


                   *        Director                                  June 19, 1998
----------------------------
JOHN W. WOODS


                   *        Director                                  June 19, 1998
----------------------------
WILLIAM J. CABANISS, JR.









                    *       Director                             June 19, 1998
----------------------------
JOHN J. MCMAHON, JR.


                    *       Director                             June 19, 1998
----------------------------
A. W. DAHLBERG


                    *       Director                             June 19, 1998
----------------------------
JOHN W. ROUSE, JR.


                    *       Director                             June 19, 1998
----------------------------
ROBERT T. DAVID


                    *       Director                             June 19, 1998
----------------------------
RONALD L. KUEHN, JR.


                    *       Director                             June 19, 1998
----------------------------
HERBERT A. SKLENAR


                    *       Director                             June 19, 1998
----------------------------
JAMES S. M. FRENCH


                    *       Director                             June 19, 1998
----------------------------
ROBERT A. YELLOWLEES


                    *       Director                             June 19, 1998
----------------------------
ELAINE L. CHAO


                    *       Director                             June 19, 1998
----------------------------
DONALD M. JAMES


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