Form 10-Q
period 1998-06-30
PROTECTIVE LIFE CORP
filed 1998-08-14
CIK 355429

------------------------------------------------------------------------------


                                    FORM 10-Q
                      ------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of August 7, 1998: 61,774,852 shares.

                           PROTECTIVE LIFE CORPORATION



                                      INDEX




PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants......................................
        Consolidated Condensed Statements of Income for the Three and Six
          Months ended June 30, 1998 and 1997 (unaudited)......................
        Consolidated Condensed Balance Sheets as of June 30, 1998
          (unaudited) and December 31, 1997....................................
        Consolidated Condensed Statements of Cash Flows for the
          Six Months ended June 30, 1998 and 1997 (unaudited)..................
        Notes to Consolidated Condensed Financial Statements (unaudited).......
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................

PART II.  OTHER INFORMATION:
   Item 5.  Other Information..................................................
   Item 6.  Exhibits and Reports on Form 8-K...................................
Signature......................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of June 30, 1998, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and consolidated condensed statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



                                                    PricewaterhouseCoopers LLP

Birmingham,  Alabama
July 28,  1998,  except for Note J
as to which the date is August 7, 1998




                           PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                   JUNE 30                         JUNE 30
                                                                          --------------------------------------------------------
                                                                             1998            1997           1998          1997
                                                                             ----            ----           ----          ----

REVENUES
Premiums and policy fees (net of reinsurance ceded:
    three months: 1998 - $109,703; 1997 - $71,873
    six months: 1998 - $209,331; 1997 - $125,916)                          $154,833        $117,993       $ 304,018      $247,571
Net investment income                                                       153,006         137,475         310,655       267,805
Realized investment gains (losses)                                            2,023           1,143           2,034           725
Other income                                                                 19,150           8,906          32,665        13,668
                                                                          ---------       ---------       ---------     ---------
                                                                            329,012         265,517        649,372        529,769
                                                                           --------        --------       ---------      --------


BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
    three months: 1998 - $82,964; 1997 - $24,394
    six months: 1998 - $126,727; 1997 - $40,833)                            186,076         169,813         373,800       332,832
Amortization of deferred policy acquisition costs                            33,434          18,210          58,269        39,045
Other operating expenses (net of reinsurance ceded:
    three months: 1998 - $34,239; 1997 - $22,042
    six months: 1998 - $65,948; 1997 - $36,616)                              54,014          33,513         111,789        75,143
                                                                           --------        --------        --------     ---------
                                                                            273,524         221,536        543,858        447,020
                                                                           --------        --------        --------      --------

INCOME BEFORE INCOME TAX AND MINORITY
  INTEREST                                                                   55,488          43,981         105,514        82,749

Income tax expense                                                           19,921          14,954          36,930        28,135
                                                                           --------       ---------        --------     ---------

INCOME BEFORE MINORITY INTEREST                                              35,567          29,027          68,584        54,614

Minority interest in net income
    of consolidated subsidiaries                                              3,025           1,497           6,049         2,301
                                                                           --------      ---------------------------   ----------

NET INCOME                                                                 $ 32,542        $ 27,530        $ 62,535      $ 52,313
                                                                           ========        ========        ========      ========

NET INCOME PER SHARE - BASIC                                             $      .52      $      .44       $    1.00    $      .84
                                                                         ==========      ==========       =========    ==========

NET INCOME PER SHARE - DILUTED                                           $      .52     $       .43       $     .99    $      .83
                                                                         ==========     ===========       =========    ==========

DIVIDENDS PAID PER SHARE                                                 $      .11      $      .10       $     .21    $      .19
                                                                         ==========      ==========       =========    ==========

Average shares outstanding - basic                                       62,704,433      62,462,192      62,655,854    62,390,230

Average shares outstanding - diluted                                     63,582,011      62,843,476      63,422,767    62,756,852





SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                                           PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Dollars in thousands)
                                                                                   JUNE 30             DECEMBER 31
                                                                                    1998                   1997
                                                                              -------------------------------------
ASSETS                                                                            (Unaudited)
  Investments:
    Fixed maturities                                                              $ 6,400,684         $ 6,374,328
    Equity securities                                                                  13,131              15,006
    Mortgage loans on real estate                                                   1,484,075           1,312,778
    Investment real estate, net                                                        11,063              13,602
    Policy loans                                                                      190,491             194,109
    Other long-term investments                                                        67,021              63,511
    Short-term investments                                                             82,451              76,086
                                                                                 ------------       -------------
        Total investments                                                           8,248,916           8,049,420
    Cash                                                                                4,594              47,502
    Accrued investment income                                                          97,769              95,616
    Accounts and premiums receivable, net                                              35,842              47,784
    Reinsurance receivables                                                           614,608             591,613
    Deferred policy acquisition costs                                                 675,495             632,737
    Property and equipment, net                                                        38,612              36,957
    Other assets                                                                      105,981              78,541
    Assets held in separate accounts                                                1,201,399             931,465
                                                                                -------------       -------------
                                                                                  $11,023,216         $10,511,635

LIABILITIES
    Policy liabilities and accruals                                              $  3,920,968        $  3,725,151
    Guaranteed investment contract deposits                                         2,653,241           2,684,676
    Annuity deposits                                                                1,550,783           1,511,553
    Other policyholders' funds                                                        189,506             183,233
    Other liabilities                                                                 268,649             306,241
    Accrued income taxes                                                                 (183)              4,907
    Deferred income taxes                                                              26,422              41,212
    Debt                                                                              154,958             120,000
    Liabilities related to separate accounts                                        1,201,399             931,465
                                                                                 ------------       -------------
                                                                                    9,965,743           9,508,438
                                                                                 ------------        ------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
    IN COMPANY'S SUBORDINATED DEBENTURES
    9% Cumulative Monthly Income Preferred Securities, Series A                        55,000              55,000
    8.25% Trust Originated Preferred Securities                                        75,000              75,000
    6.5% FELINE PRIDES                                                                115,000             115,000
                                                                                 ------------       -------------
                                                                                      245,000             245,000
                                                                                 ------------       -------------

STOCKHOLDERS' EQUITY
    Preferred Stock, $1 par value
        Shares authorized: 3,600,000; Issued: none
    Junior Participating Cumulative Preferred Stock, $1 par value
        Shares authorized: 400,000; Issued:  none
    Common Stock, $0.50 par value
        Shares authorized: 1998 - 160,000,000; 1997 - 80,000,000
        Shares issued: 1998 and 1997 - 66,672,924                                      33,336              33,336
    Additional paid-in capital                                                        170,903             167,923
    Treasury stock (1998 - 4,898,326 shares; 1997 - 5,030,640 shares)                 (13,140)            (13,455)
    Unallocated stock in Employee Stock Ownership Plan
        (1998 - 1,291,194 shares; 1997 - 1,386,244 shares)                             (4,277)             (4,592)
    Retained earnings                                                                 562,820             513,258
    Accumulated other comprehensive income
        Net unrealized gains on investments
        (net of income tax: 1998 - $33,832; 1997 - $33,238)                            62,831              61,727
                                                                                -------------      --------------
                                                                                      812,473             758,197
                                                                                -------------      --------------
                                                                                  $11,023,216         $10,511,635
                                                                                =============      ==============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30
                                                                                                 1998           1997
                                                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                    $62,535        $52,313
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of deferred policy acquisition costs                                        58,269         39,045
        Capitalization of deferred policy acquisition costs                                    (103,844)       (49,406)
        Depreciation expense                                                                      3,908            473
        Deferred income taxes                                                                   (16,725)       (17,592)
        Accrued income taxes                                                                     (5,091)        15,209
        Interest credited to universal life and investment products                             166,829        220,542
        Policy fees assessed on universal life and investment products                          (67,322)       (63,778)
        Change in accrued investment income and other receivables                               (13,206)         1,483
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                               332,756       (134,897)
        Change in other liabilities                                                             (37,502)       (11,162)
        Other (net)                                                                             (23,258)        (6,419)
                                                                                          ------------- --------------
  Net cash provided by operating activities                                                     357,349         45,811
                                                                                           ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                        4,986,996      2,218,195
        Other                                                                                    94,343         58,635
  Sale of investments
        Investments available for sale                                                          306,944      1,012,132
        Other                                                                                   124,129          3,247
  Cost of investments acquired
        Investments available for sale                                                       (5,443,497)    (3,266,759)
        Other                                                                                  (264,455)      (202,403)
  Acquisitions and bulk reinsurance assumptions                                                       0       (149,304)
  Purchase of property and equipment                                                             (4,294)        (2,788)
  Sale of property and equipment                                                                     19          2,681
                                                                                       ---------------- --------------
  Net cash used in investing activities                                                        (199,815)      (326,364)
                                                                                          -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                           339,500      1,090,138
  Principal payments on line of credit arrangements and debt                                   (304,500)    (1,140,038)
  Issuance of preferred securities                                                                              75,000
  Dividends to stockholders                                                                     (12,974)       (11,711)
  Investment product deposits and changes in universal life deposits                            459,471        465,132
  Investment product withdrawals                                                               (681,939)      (311,251)
                                                                                          -------------  -------------
  Net cash provided by (used in) financing activities                                          (200,442)       167,270
                                                                                          -------------  -------------

INCREASE (DECREASE) IN CASH                                                                     (42,908)      (113,283)
CASH AT BEGINNING OF PERIOD                                                                      47,502        121,051
                                                                                          -------------  -------------
CASH AT END OF PERIOD                                                                     $       4,594 $        7,768
                                                                                          ============= ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
     Interest on debt                                                                        $    3,264     $    6,108
     Income taxes                                                                            $   45,607     $   26,437

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissuance of treasury stock to ESOP                                                       $      199     $       84
  Unallocated stock in ESOP                                                                  $      315     $      333
  Reissuance of treasury stock                                                               $    3,098     $      225
  Acquisitions
     Assets acquired                                                                         $    3,398     $  941,462
     Liabilities assumed                                                                           (347)      (784,799)
     Reissuance of treasury stock                                                                (3,005)
                                                                                                ---------     ---------
     Net                                                                                     $       46     $  156,663

                                                                                                =========     =========



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION; STOCK SPLIT

         The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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


NOTE C - GUARANTEED PREFERRED BENEFICIAL INTERESTS

     In 1994 a special purpose finance subsidiary of the Company, PLC Capital L.L.C. ("PLC Capital"), issued $55 million of 9% Cumulative Monthly Income Preferred Securities, Series A ("MIPS(SM)"). On April 29, 1997, another special purpose finance subsidiary, PLC Capital Trust I ("PLC Capital Trust I") issued $75 million of 8.25% Trust Originated Preferred Securities ("TOPrS(SM)"). The MIPS and 8.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the MIPS and 8.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital and PLC Capital Trust I's obligations with respect to the MIPS and 8.25% TOPrS.

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

     On November 20, 1997, another special purpose finance subsidiary, PLC Capital Trust II, issued $115 million of FELINE PRIDES(SM) which are comprised of a stock purchase contract and a beneficial ownership of 6.5% TOPrS. The sole assets of PLC Capital Trust II are $118.6 million of Protective Life Corporation 6.5% Subordinated Debentures due 2003, Series C. Under the stock purchase contract, on February 16, 2001, the holders will purchase shares of the Company's Common Stock from the Company. The holders may generally settle the contract in cash or by exercising their right to put, in effect, the 6.5% TOPrS back to the Company. The shares of Common Stock issuable range from approximately 3.6 million shares if the price of the Company's Common Stock is greater than or equal to $32.52 to approximately 4.4 million shares if the stock price is less than or equal to $26.66. The 6.5% TOPrS are guaranteed on a subordinated basis by the Company. Dividends on the 6.5% TOPrS may be deferred until maturity. The dividend rate on the 6.5% TOPrS which remain outstanding after February 16, 2001, will be reset by a formula specified in the agreement.

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


                                                                    OPERATING SEGMENT INCOME FOR THE
                                                                     SIX MONTHS ENDED JUNE 30, 1998
                                                                             (IN THOUSANDS)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS

                                                                                              DENTAL AND
                                                              INDIVIDUAL                       CONSUMER      FINANCIAL
                                            ACQUISITIONS         LIFE       WEST COAST          BENEFITS    INSTITUTIONS

Premiums and policy fees                     $ 48,249          $ 66,945       $13,052          $108,422       $58,323
Net investment income                          52,176            27,060        31,142             7,601        11,597
Realized investment gains (losses)
Other income                                    1,600            16,377                           1,445         9,655
                                             --------          --------    ----------          --------      --------
     Total revenues                           102,025           110,382        44,194           117,468        79,575
                                              -------           -------       -------           -------       -------
Benefits and settlement expenses               56,892            54,273        29,238            74,068        27,385
Amortization of deferred policy
 acquisition costs                              9,638            15,194         2,188             5,487        16,181
Other operating expenses                       11,698            26,264         2,815            29,882        26,692
                                             --------           -------      --------           -------       -------
     Total benefits and expenses               78,228            95,731        34,241           109,437        70,258
                                             --------           -------       -------           -------       -------
Income before tax                              23,797            14,651         9,953             8,031         9,317



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                         GUARANTEED                           CORPORATE
                                         INVESTMENT        INVESTMENT             AND                       TOTAL
                                          CONTRACTS          PRODUCTS            OTHER    ADJUSTMENTS    CONSOLIDATED

Premiums and policy fees                                     $ 8,899          $    128                       $304,018
Net investment income                     $107,142            52,536            21,401                        310,655
Realized investment gains (losses)             (59)              678                          $ 1,415           2,034
Other income                                                   4,330              (742)                        32,665
                                       -----------          --------          ---------    ----------       ---------
     Total revenues                        107,083            66,443            20,787          1,415         649,372
                                          --------           -------           -------        -------        --------
Benefits and settlement expenses            89,959            41,772               213                        373,800
Amortization of deferred policy
 acquisition costs                             363             9,208                10                         58,269
Other operating expenses                       987             9,286            13,471         (9,306)        111,789
                                          --------          --------           -------        --------       --------
     Total benefits and expenses            91,309            60,266            13,694         (9,306)        543,858
                                           -------           -------           -------        --------       --------
Income before tax                           15,774             6,177             7,093                        105,514
Income tax expense                                                                             36,930          36,930
Minority interest                                                                               6,049           6,049
                                                                                                            ---------
     Net income                                                                                              $ 62,535
                                                                                                             ========




                                                                  OPERATING SEGMENT INCOME FOR THE
                                                                   SIX MONTHS ENDED JUNE 30, 1997
                                                                          (IN THOUSANDS)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                                  PRODUCTS

                                                                                             DENTAL AND
                                                             INDIVIDUAL                       CONSUMER       FINANCIAL
                                            ACQUISITIONS        LIFE      WEST COAST          BENEFITS     INSTITUTIONS

Premiums and policy fees                     $ 52,914          $64,965       $2,238           $104,182        $18,057
Net investment income                          55,750           23,595        4,534              8,351          6,297
Realized investment gains (losses)
Other income                                       10            6,756                             643            671
                                          -----------         --------   ----------         ----------       --------
     Total revenues                           108,674           95,316        6,772            113,176         25,025
                                             --------          -------      -------           --------        -------
Benefits and settlement expenses               60,022           60,055        3,355             74,511          7,667
Amortization of deferred policy
  acquisition costs                             8,532           12,558        1,200              3,145          6,536
Other operating expense                        11,939           16,757        1,127             25,292          4,901
                                            ---------          -------      -------           --------       --------
     Total benefits and expenses               80,493           89,370        5,682            102,948         19,104
                                            ---------          -------      -------           --------        -------
Income before income tax                       28,181            5,946        1,090             10,228          5,921



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                         GUARANTEED                           CORPORATE
                                         INVESTMENT        INVESTMENT              AND                        TOTAL
                                          CONTRACTS          PRODUCTS            OTHER    ADJUSTMENTS    CONSOLIDATED

Premiums and policy fees                                     $ 5,087          $    128                       $247,571
Net investment income                      $104,425           51,603            13,250      $     29          267,805
Realized investment gains (losses)              107              589                                              725
Other                                                          2,586             3,002                         13,668
                                       ------------          -------          --------    ----------        ---------
     Total revenues                         104,532           59,865            16,380            29          529,769
                                           --------          -------           -------     ---------        ---------
Benefits and settlement expenses             86,678           40,275               269                        332,832
Amortization of deferred policy
 acquisition costs                              273            6,785                16                         39,045
Other operating expenses                      1,781            6,861            10,026        (3,541)          75,143
                                           --------          -------           -------       --------       ---------
     Total benefits and expenses             88,732           53,921            10,311        (3,541)         447,020
                                           --------          -------           -------       --------        --------
Income before tax                            15,800            5,944             6,069                         82,749
Income tax expense                                                                            28,135           28,135
Minority interest                                                                              2,301            2,301
                                                                                                            ---------
     Net income                                                                                              $ 52,313
                                                                                                             ========




                                                                       OPERATING SEGMENT ASSETS
                                                                             JUNE 30, 1998
                                                                             (IN THOUSANDS)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                                  PRODUCTS

                                                                                             DENTAL AND
                                                             INDIVIDUAL                       CONSUMER      FINANCIAL
                                            ACQUISITIONS         LIFE     WEST COAST          BENEFITS     INSTITUTIONS

Investments and other assets                 $1,260,337      $1,021,041   $   972,470          $254,903      $652,027
Deferred policy acquisition costs               128,529         273,252       129,000            24,973        55,675
                                            -----------    ------------   -----------         ---------     ---------
     Total assets                            $1,388,866      $1,294,293    $1,101,470          $279,876      $707,702
                                             ==========      ==========    ==========          ========      ========


                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS

                                            GUARANTEED                                 CORPORATE
                                            INVESTMENT       INVESTMENT                     AND               TOTAL
                                             CONTRACTS         PRODUCTS                   OTHER          CONSOLIDATED


Investments and other assets                 $2,851,616       $2,666,629                 $668,698         $10,347,721
Deferred policy acquisition costs                 1,624           62,432                       10             675,495
                                           ------------     ------------              -----------       -------------
     Total assets                            $2,853,240       $2,729,061                 $668,708         $11,023,216
                                             ==========       ==========                 ========         ===========



                                                                      OPERATING SEGMENT ASSETS
                                                                         DECEMBER 31, 1997
                                                                          (IN THOUSANDS)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS

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
                                             ==========       ==========                 ========         ===========



NOTE E - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1998 and for the six months then ended, the Company's life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $618.3 million and $46.2 million, respectively.


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

        The Company's balance sheets at June 30, 1998 and December 31, 1997, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                            JUNE 30, 1998                  DECEMBER 31, 1997
                                                            -------------                  -----------------
                                                                            (IN THOUSANDS)

        Total investments                                     $ 8,127,932                       $  7,933,017
        Deferred policy acquisition costs                         699,816                            654,175
        All other assets                                        2,098,805                          1,829,478
                                                             ------------                       ------------
                                                              $10,926,553                        $10,416,670
                                                              ===========                        ===========

        Deferred income taxes                              $       (7,410)                    $        7,974
        All other liabilities                                   9,939,321                          9,467,226
                                                             ------------                       ------------
                                                                9,931,911                          9,475,200
        Guaranteed preferred beneficial
           interests in Company's sub-
           ordinated debentures                                   245,000                            245,000
        Stockholders' equity                                      749,642                            696,470
                                                            -------------                      -------------
                                                              $10,926,553                        $10,416,670
                                                              ===========                        ===========


NOTE G - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At June 30, 1998, options and open futures contracts with a notional amount of $975.0 million were in a $0.5 million net unrealized loss position.

         The Company uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. The Company also uses interest rate swap contracts and options to enter into interest rate swaps (swaptions) to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and 8.25% TOPrS from a fixed rate to a variable rate of interest. Amounts paid or received related to the initiation of interest rate swap contracts and swaptions are deferred and amortized over the life of the related debt. At June 30, 1998, related open interest rate swap contracts with a notional amount of $365.3 million were in a $4.1 million net unrealized gain position.

         In connection with a commercial mortgage loan securitization, the Company entered into interest rate swap contracts converting a fixed rate of interest to a floating rate of interest and converting a floating rate of interest to a fixed rate of interest with a notional amount at June 30, 1998, of $332.4 million. In the aggregate, there were no net unrealized gains or losses associated with these swap contracts at June 30, 1998.


NOTE H - NET INCOME PER SHARE

         Net income per share - basic is net income divided by the average number of shares of Common Stock outstanding including shares that are issuable under various deferred compensation plans. The average shares outstanding used to compute net income per share - basic were 62,655,854 and 62,390,230 for the six months ended June 30, 1998 and 1997, respectively.

         Net income per share - diluted is net income divided by the average number of shares outstanding including all dilutive potentially issuable shares that are issuable under various stock-based compensation plans and stock purchase contracts. The average shares outstanding used to compute net income per share - diluted were 63,422,767 and 62,756,852 for the six months ended June 30, 1998 and 1997, respectively.

         A reconciliation of average shares outstanding for the six months ended June 30 is summarized as follows:

                                                  RECONCILIATION OF
                                              AVERAGE SHARES OUTSTANDING

                                                                                               JUNE 30
                                                                                       1998                1997
                                                                                       ----                ----

Issued and outstanding                                                               61,758,403          61,617,489
Issuable under various deferred compensation plans                                      897,451             772,741
                                                                                   ------------         -----------
Basic                                                                                62,655,854          62,390,230

Stock appreciation rights                                                               156,909
Issuable under various other stock-based compensation plans                             448,035             366,622
FELINE PRIDES stock purchase contracts                                                  161,969
                                                                                   ------------          ----------
Diluted                                                                              63,422,767          62,756,852
                                                                                     ==========          ==========

NOTE I - COMPREHENSIVE INCOME

         The following table sets forth the Company's comprehensive income for the six months ended June 30, 1998 and 1997:

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30
                                                                                          (IN THOUSANDS)
                                                                                  1998                     1997
                                                                                  ----                     ----

         Net income                                                               $62,535                 $52,313
         Increase (decrease) in net unrealized gains
             on investments (net of income tax:
             1998 - $1,306; 1997 - $3,255)                                          2,426                   6,044
         Reclassification adjustment for amounts included
             in net income (net of income tax:
             1998 - $(712); 1997 - $(254))                                         (1,322)                   (471)
                                                                                 --------               ---------
         Comprehensive income                                                     $63,639                 $57,886
                                                                                  =======                 =======


NOTE J - ACQUISITIONS

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

         On August 7, 1998, the Company announced that one of its subsidiaries has agreed to acquire, through a coinsurance transaction, a block of approximately 260,000 individual life insurance policies from Lincoln National Corporation. The transaction represents approximately $330 million of life insurance reserves and approximately $65 million of annual premium.


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


                              RESULTS OF OPERATIONS

PREMIUMS AND POLICY FEES

         The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                 SIX MONTHS                      PREMIUMS AND POLICY FEES
                   ENDED                                            PERCENTAGE
                  JUNE 30                      AMOUNT                INCREASE/
                                           (IN THOUSANDS)            DECREASE

                   1997                       $247,571                 (0.1)%
                   1998                        304,018                 22.8

         Premiums and policy fees increased $56.4 million or 22.8% in the first six months of 1998 over the first six months of 1997. Premiums and policy fees from the Acquisitions Division decreased $4.7 million. The Individual Life Division's premiums and policy fees increased $2.0 million. The acquisition of West Coast Life Insurance Company ("West Coast") in the second quarter of 1997 increased premiums and policy fees $10.8 million. The Dental Division's exit from the group major medical business resulted in an $6.0 million decrease in premiums and policy fees. Premiums and policy fees related to the Dental Division's other businesses increased $10.2 million in the first six months of 1998 as compared to the same period in 1997. Premiums and policy fees from the Financial Institutions Division increased $40.3 million in the first six months of 1998 as compared to the first six months of 1997. The acquisition of the Western Diversified Group ("Western Diversified") and the coinsurance of an unrelated closed block of credit insurance policies in late 1997 increased premiums and policy fees $38.7 million. Decreases of $4.8 million relate to the normal decrease in premiums on a closed block of credit insurance policies reinsured in 1996. The increase in premiums and policy fees from the Investment Products Division was $3.8 million.

NET INVESTMENT INCOME

         The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

     SIX MONTHS                                    NET INVESTMENT INCOME
       ENDED                                 AMOUNT                  PERCENTAGE
      JUNE 30                             (IN THOUSANDS)             INCREASE

       1997                                 $267,805                   5.1  %
       1998                                  310,655                  16.0

         Net investment income in the first six months of 1998 was $42.9 million or 16.0% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets and an increase in participating mortgage loan income. Invested assets have increased primarily due to acquisitions and due to receiving annuity deposits. The acquisition of West Coast, Western Diversified, and a block of credit insurance policies in 1997 resulted in an increase in net investment income of $32.5 million in the first six months of 1998 as compared to the same period in 1997.

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

         The following table sets forth net realized investment gains for the periods shown:

    SIX MONTHS                                        REALIZED INVESTMENT
      ENDED                                              GAINS (LOSSES)
     JUNE 30                                             (IN THOUSANDS)

      1997                                               $   725
      1998                                                 2,034

         Realized investment gains were $2.0 million for the first six months of 1998 compared to $0.7 million for the corresponding period of 1997.

OTHER INCOME

         The following table sets forth other income for the periods shown:

         SIX MONTHS
            ENDED                                        OTHER INCOME
           JUNE 30                                      (IN THOUSANDS)

            1997                                            $13,668
            1998                                             32,665

     Other income consists primarily of revenues of the Company's broker-dealer subsidiary, investment management fees from variable insurance products, revenues of the Company's wholly-owned insurance marketing organizations and small noninsurance subsidiaries, and the results of the Company's 50%-owned joint venture in Hong Kong. Other income in the first six months of 1998 was $19.0 million higher than the corresponding period of 1997. Revenues from the Company's broker-dealer subsidiary increased $8.8 million in the first six months of 1998 as compared to the same period in 1997. The acquisition of Western Diversified in late 1997 resulted in a $4.9 million increase in other income in the first six months of 1998 as compared to the same period in 1997. Other income from all other sources increased $5.3 million in the first six months of 1998 as compared with the first six months of 1997.

INCOME BEFORE INCOME TAX AND MINORITY INTEREST

         The following table sets forth operating income or loss and income or loss before income tax for the periods shown:

                                   OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE
                                         INCOME TAX SIX MONTHS ENDED JUNE 30
                                                    (IN THOUSANDS)

                                                                                          1998              1997
                                                                                          ----              ----
Operating Income (Loss) (1),(2)
Life Insurance
      Acquisitions                                                                       $23,797           $28,181
      Individual Life                                                                     14,651             5,946
      West Coast                                                                           9,953             1,090
Specialty Insurance Products
      Dental and Consumer Benefits                                                         8,031            10,229
      Financial Institutions                                                               9,317             5,921
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                                     15,833            15,693
      Investment Products                                                                  5,866             5,728
Corporate and Other2                                                                       7,093             6,069
                                                                                        --------          --------
      Total operating income                                                              94,541            78,857
                                                                                         -------           -------

Realized Investment Gains (Losses)
      Guaranteed Investment Contracts                                                        (59)              107
      Investment Products                                                                    678               589
      Unallocated Realized Investment Gains (Losses)                                       1,415                29
Related Amortization Deferred Poilcy Acquisition Costs
      Investment Products                                                                   (367)             (373)
                                                                                       ---------          ---------
             Total net                                                                     1,667               352
                                                                                        --------          --------

Income (Loss) Before Income Tax 2
Life Insurance
      Acquisitions                                                                        23,797            28,181
      Individual Life                                                                     14,651             5,946
      West Coast                                                                           9,953             1,090
Specialty Insurance Products
      Dental and Consumer Benefits                                                         8,031            10,229
      Financial Institutions                                                               9,317             5,921
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                                     15,774            15,800
      Investment Products                                                                  6,177             5,944
Corporate and Other2                                                                       7,093             6,069
Unallocated Realized Investment Gains (Losses)                                             1,415                29
                                                                                        --------        ----------

             Total income before income tax                                              $96,208           $79,209
                                                                                         =======           =======

(1) Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.
(2) Operating income and income before income tax for the Corporate and Other segment have been reduced by pretax minority interest in income of consolidated subsidiaries of $3,541 in the first six months of 1997 and $9,306 in the first six months of 1998. Such minority interest related to payments made on the Company's MIPS(sm), 8.25% TOPrS(sm), and FELINE PRIDE (sm).

        Pretax earnings from the Acquisitions Division decreased $4.4 million in the first six months of 1998 as compared to the same period of 1997. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In addition, the Division's mortality experience was approximately $2.1 million worse than expected in the first six months of 1998 as compared to being approximately $1.7 million better than expected in the first six months of 1997.

        The Individual Life Division's pretax earnings of $14.7 million in the first six months of 1998 were $8.7 million above the same period of 1997. In the second quarter of 1997, the Division experienced record high mortality. Mortality experience was at expected levels in the second quarter of 1998 after having been above expected levels in the first quarter of 1998.

        West Coast had pretax earnings of $10.0 million for the first six months of 1998 compared to $1.1 million in the first six months of 1997. The Division was acquired by the Company in June 1997, therefore last year's results represent only one month of operations.

        Dental Division pretax earnings were $2.2 million lower in the first six months of 1998 as compared to the first six months of 1997. Last year's results include $3.1 million of earnings from the group major medical business which the Division exited last year.

        Pretax earnings of the Financial Institutions Division were $3.4 million higher in the first six months of 1998 as compared to the same period in 1997. At the end of the 1997 third quarter, the Division acquired the Western Diversified Group and coinsured an unrelated block of policies. These acquisitions increased earnings $3.1 million in the first six months of 1998 as compared to the same period last year.

        The GIC Division had pretax operating earnings of $15.8 million in the first six months of 1998 and $15.7 million in the corresponding period of 1997. Realized investment losses associated with this Division in the first six months of 1998 were less than $0.1 million as compared to $0.1 million of realized investment gains in the same period last year. As a result, total pretax earnings were $15.7 million in the first six months of 1998 compared to $15.8 million for the same period last year.

        Investment Products Division pretax operating earnings of $5.9 million were $0.1 million lower in the first six months of 1998 compared to the same period of 1997. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were approximately $0.3 million in the first six months of 1998 compared to $0.2 million in the first six months of 1997. Total pretax earnings were $6.2 million in the first six months of 1998 as compared to $5.9 million in the same period of 1997.

        The Corporate and Other segment consists primarily of net investment income on capital, interest expense on substantially all debt, the Company's 50%-owned joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment increased $1.0 million in the first six months of 1998 as compared to the first six months of 1997.

INCOME TAXES

        The following table sets forth the effective income tax rates for the periods shown:
                    SIX MONTHS
                      ENDED                            ESTIMATED EFFECTIVE
                     JUNE 30                             INCOME TAX RATES

                      1997                                    34.0  %
                      1998                                    35.0

         The effective income tax rate for the full year of 1997 was 34%. Management's estimate of the effective income tax rate for 1998 is 35%.

NET INCOME

         The following table sets forth net income and the net income per share for the periods shown, and the percentage change from the prior period:



SIX MONTHS                                               NET INCOME
  ENDED           TOTAL           PER SHARE-       PERCENTAGE       PER SHARE-     PERCENTAGE
 JUNE 30       (IN THOUSANDS)        BASIC          INCREASE          DILUTED       INCREASE
-----------    -------------   ---------------   -------------     ------------   ----------

  1997           $52,313           $ .84           12.0%             $.83           10.7%
  1998            62,535            1.00           19.1               .99           19.3

         Compared to the same period in 1997, net income per share-basic in the first six months of 1998 increased 19.1%, reflecting improved operating earnings in the Individual Life, West Coast, Financial Institutions, Guaranteed Investment Contracts and Investment Products Divisions and the Corporate and Other segment, and higher realized investment gains (net of related amortization of deferred policy acquisition costs), which were partially offset by lower operating earnings in the Acquisitions and Dental Divisions.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. ("SFAS") 132, "Employer's Disclosures About Pension and Other Postretirement Benefits" which revises the footnote disclosures about pension and other postretirement benefit plans. The FASB has also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of these accounting standards are not expected to have a material effect on the Company's financial condition.

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

         The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 1998, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $6,400.7 million, which is 2.1% above amortized cost (less allowances for uncollectible amounts on investments) of $6,267.8 million. The Company had $1,484.1 million in mortgage loans at June 30, 1998. While the Company's mortgage loans do not have quoted market values, at June 30, 1998, the Company estimates the market value of its mortgage loans to be $1,589.8 million (using discounted cash flows from the next call date) which is 7.1% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

         For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $384.9 million of the Company's mortgage loans have this participation feature.

         At June 30, 1998, delinquent mortgage loans and foreclosed real estate were 0.2% of assets. Bonds rated less than investment grade were 2.2% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's allowance for uncollectible amounts on investments was $22.0 million at June 30, 1998.

         Policy loans at June 30, 1998, were $190.5 million, a decrease of $3.6 million from December 31, 1997. Policy loan rates are generally in the 4.5% to 8.0% range and are at least equal to the assumed interest rates used for future policy benefits.

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

         The Company's asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is the Company's general policy to generally maintain asset and liability durations within one half year of one another, although from time to time broader interval may be allowed.

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At June 30, 1998, options and open futures contracts with a notional amount of $975.0 million were in a $0.5 million net unrealized loss position.

         The Company uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. The Company also uses interest rate swap contracts and options to enter into interest rate swaps (swaptions) to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and TOPrS from a fixed rate to a variable rate of interest. Amounts paid or received related to the initiation of interest rate swap contracts and swaptions are deferred and amortized over the life of the related debt. At June 30, 1998, related open interest rate swap contracts with a notional amount of $365.3 million were in a $4.1 million net unrealized gain position.

         In connection with a commercial mortgage loan securitization, the Company entered into interest rate swap contracts converting a fixed rate of interest to a floating rate of interest and converting a floating rate of interest to a fixed rate of interest with a notional amount at June 30, 1998, of $332.4 million. In the aggregate, there were no net unrealized gains or losses associated with these swap contracts at June 30, 1998.

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

         In anticipation of receiving GIC and annuity deposits, the life insurance subsidiaries were committed at June 30, 1998, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $618.8 million. The Company's subsidiaries held $87.0 million in cash and short-term investments at June 30, 1998.

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

         At June 30, 1998, Protective Life Corporation had no borrowings outstanding under its $70 million revolving line of credit. However, at June 30, 1998, Protective Life Insurance Company had $35.0 million of short-term borrowings with an interest rate of 5.9%.

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

     YEAR 2000 DISCLOSURE. Computer hardware and software often denote the year using two digits rather than four; for example, the year 1998 often is denoted by such hardware and software as "98." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather that the year 2000. This "Year 2000" issue potentially affects all individuals and companies (including the Company, its customers, business partners, suppliers, banks, custodians and administrators). The problem is most prevalent in older mainframe systems, but personal computers and equipment containing computer chips could also be affected.

     The Company began to work on the year 2000 problem in 1995 and has developed and has implemented a Year 2000 transition plan intended to identify and modify or replace important hardware and/or software systems on which it relies that have Year 2000 issues or to develop appropriate contingency measures. Substantial resources are being devoted to this effort; however, the total costs to develop and implement these plans are not expected to be material. The Company is also confirming that its service providers are implementing plans to identify and modify or replace their systems that have a Year 2000 issue.

     The majority of the modifications necessary for the Company's mainframe systems to be able to process transactions dated beyond 1999 have been completed. The Company currently anticipates that its remaining systems with Year 2000 issues will be addressed and appropriate action taken before December 31, 1999. Due to the fact that the Company does not control all of the factors that could impact its year 2000 readiness, there can be no assurances that the Company's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair the Company's operations, or that the Year 2000 issue will not otherwise adversely affect the Company.

         The Company is developing detailed contingency plans for a large percentage of its remaining Year 2000 issues. The Company is also using research, direct inquiry, and/or testing to determine the Year 2000 readiness of critical vendors and business partners.

     Should some of the Company's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, the Company may experience significant delays in its ability to perform certain functions, but does not expect an inability to perform critical functions or to otherwise conduct business.
                                       24

                                     PART II


Item 5.  OTHER INFORMATION

         The federal proxy rules specify what constitutes timely submission for a stockholder proposal to be included in the proxy statement. If a stockholder desires to bring business before an annual meeting of stockholders which is not the subject of a proposal to be included in the proxy statement, the shareholder must follow procedures outlined in the Company's By-laws. A copy of these procedures is available upon request from the Secretary of the Company, P.O. Box 2606, Birmingham, Alabama 35202. One of the procedural requirements in the By-laws is the timely notice in writing of the business the stockholder proposes to bring before an annual meeting of stockholders. Such notice must be received by the Secretary of the Company not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual stockholder meeting. With respect to the 1999 Annual Meeting of Stockholders, such notice must be received between December 27, 1998 and January 26, 1999.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         3(a)(1) 1985 Restated Certificate of Incorporation of Protective Life Corporation (incorporated by reference to Exhibit 3(a) to Protective Life Corporation's Form 10-K Annual Report for the year ended December 31, 1993).

         3(a)(2) Certificate of Amendment of 1985 Restated Certificate of Incorporation of Protective Life Corporation filed with the Secretary of State of Delaware on June 1, 1987 (incorporated by reference to Exhibit 3(a)(1) to Protective Life Corporation's Form 10-K Annual Report for the year ended December 31, 1993).

         3(a)(3) Certificate of Amendment of 1985 Restated Certificate of Incorporation of Protective Life Corporation filed with the Secretary of State of Delaware on May 5, 1994 (incorporated by reference to Exhibit 3(a)(5) to Protective Life Corporation's Form 10-Q Quarterly Report for the period ended March 31, 1994).

         3(a)(4) Certificate of Amendment of 1985 Restated Certificate of Incorporation of Protective Life Corporation filed with the Secretary of State of Delaware on April 30, 1998 (incorporated by reference to Exhibit 4(a)(4) to Protective Life Corporation's Amendment No. 1 to Form S-4 Registration Statement filed on August 6, 1998 (Reg. No. 333-60535)).

         3(a)(5) Certificate of Designation of Junior Participating Cumulative Preferred Stock of Protective Life Corporation filed with the Secretary of State of Delaware on August 9, 1995 (incorporated by reference to Exhibit A to Exhibit 1 to Protective Life Corporation's Form 8-A Report filed on August 7, 1995).

         3(a)(6) Certificate of Decrease of Shares Designated as Junior Participating Cumulative Preferred Stock of Protective Life Corporation filed with the Secretary of State of Delaware on August 8, 1995 (incorporated by reference to Exhibit 3(a)(4) to Protective Life Corporation's Form 10-K Annual Report for the year ended December 31, 1995).

         3(b)(1) 1995 Amended and Restated By-laws of Protective Life Corporation (incorporated by reference to Exhibit 3(b) to Protective Life Corporation's Form 10-K Annual Report for the year ended December 31, 1996).

         3(b)(2) Amendment dated March 3, 1997 to the 1995 Amended and Restated By-laws of Protective Life Corporation (incorporated by reference to Exhibit 3(b) to Protective Life Corporation's Form 10-K Annual Report for the year ended December 31, 1996).

         3(b)(3) Amendment dated March 2, 1998 to the 1995 Amended and Restated By-laws of Protective Life Corporation (incorporated by reference to Exhibit 4(b)(2) to Protective Life Corporation's Amendment No. 1 to Form S-4 Registration Statement filed on August 6, 1998 (Reg. No. 333-60535)).

                 15         Letter re: unaudited interim financial statements

                 27         Financial Data Schedule

                 99         Safe harbor for Forward Looking Statements

         (b). A current report on Form 8-K was filed April 23, 1998, reporting under Item 5 and Item 7 the Company's 1998 first quarter earnings press release.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PROTECTIVE LIFE CORPORATION






Date:             August 14, 1998                 /S/    JERRY W. DEFOOR
                                                  ----------------------
                                                  Jerry W. DeFoor
                                                  Vice President and Controller,
                                                  and Chief Accounting Officer
                                                  (Duly authorized officer)