Form 10-Q
period 1998-09-30
PROTECTIVE LIFE CORP
filed 1998-11-13
CIK 355429

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

                For the quarterly period ended SEPTEMBER 30, 1998

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

                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of November 6, 1998: 64,435,017 shares.

                           PROTECTIVE LIFE CORPORATION



                                      INDEX




PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants.....................................
        Consolidated Condensed Statements of Income for the Three and Nine
          Months ended September 30, 1998 and 1997 (unaudited)................
        Consolidated Condensed Balance Sheets as of September 30, 1998
          (unaudited) and December 31, 1997...................................
        Consolidated Condensed Statements of Cash Flows for the
          Nine Months ended September 30, 1998 and 1997 (unaudited)...........
        Notes to Consolidated Condensed Financial Statements (unaudited)......
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................

PART II.  OTHER INFORMATION:
   Item 6.  Exhibits and Reports on Form 8-K..................................
Signature.....................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of September 30, 1998, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1998, except for Note N as to which the date is March 2, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                             PricewaterhouseCoopers LLP

Birmingham, Alabama
October 27, 1998




                           PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                                      ------------------------------         --------------------
                                                                         1998                1997           1998             1997
                                                                         ----                ----           ----             ----
REVENUES
Premiums and policy fees (net of reinsurance ceded:
    three months: 1998 - $127,850; 1997 - $95,507
    nine months: 1998 - $337,182; 1997 - $221,292)                         $167,734        $116,246        $471,752      $363,817
Net investment income                                                       164,537         158,196         475,192       426,001
Realized investment gains (losses)                                              411              61           2,445           786
Other income                                                                 15,912           8,222          48,577        21,890
                                                                           --------       ---------        --------     ---------
                                                                            348,594         282,725         997,966       812,494
                                                                           --------        --------        --------      --------


BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
    three months: 1998 - $109,513; 1997 - $51,059
    nine months: 1998 - $236,241; 1997 - $93,780)                           197,282         163,880         571,082       496,712
Amortization of deferred policy acquisition costs                            30,784          28,516          89,053        67,561
Other operating expenses (net of reinsurance ceded:
    three months: 1998 - $47,133; 1997 - $26,459
    nine months: 1998 - $112,985; 1997 - $63,086)                            64,325          41,475         176,114       116,618
                                                                           --------        --------        --------      --------
                                                                            292,391         233,871         836,249       680,891
                                                                           --------        --------        --------      --------

INCOME BEFORE INCOME TAX AND MINORITY
  INTEREST                                                                   56,203          48,854         161,717       131,603

Income tax expense                                                           19,671          16,610          56,601        44,745
                                                                           --------       ---------        --------     ---------

INCOME BEFORE MINORITY INTEREST                                              36,532          32,244         105,116        86,858

Minority interest in net income
    of consolidated subsidiaries                                              3,024           1,810           9,073         4,111
                                                                          ---------      ----------       ---------    ----------

NET INCOME                                                                 $ 33,508      $   30,434        $ 96,043     $  82,747
                                                                           ========       =========        ========     =========

NET INCOME PER SHARE - BASIC                                             $      .53     $       .49       $    1.53    $     1.33
                                                                         ==========     ===========       =========    ==========

NET INCOME PER SHARE - DILUTED                                           $      .52     $       .49       $    1.51    $     1.32
                                                                         ==========     ===========       =========    ==========

DIVIDENDS PAID PER SHARE                                                 $      .11     $       .10      $      .32   $       .29
                                                                         ==========     ===========      ==========   ===========

Average shares outstanding - basic                                       63,272,089      62,463,876      62,863,523    62,415,048

Average shares outstanding - diluted                                     64,132,236      62,904,976      63,661,855    62,806,770




SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                           PROTECTIVE LIFE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                                                                  SEPTEMBER 30         DECEMBER 31
                                                                                      1998                1997
                                                                              -------------------------------------
ASSETS                                                                            (Unaudited)
  Investments:
    Fixed maturities                                                              $ 6,756,341         $ 6,374,328
    Equity securities                                                                  11,861              15,006
    Mortgage loans on real estate                                                   1,449,663           1,312,778
    Investment real estate, net                                                        14,677              13,602
    Policy loans                                                                      188,590             194,109
    Other long-term investments                                                        74,419              63,511
    Short-term investments                                                            128,306              76,086
                                                                                 ------------       -------------
        Total investments                                                           8,623,857           8,049,420
    Cash                                                                               32,989              47,502
    Accrued investment income                                                         108,270              95,616
    Accounts and premiums receivable, net                                              56,622              47,784
    Reinsurance receivables                                                           660,359             591,613
    Deferred policy acquisition costs                                                 691,994             632,737
    Property and equipment, net                                                        54,374              36,957
    Other assets                                                                      282,518              78,541
    Assets held in separate accounts                                                1,091,017             931,465
                                                                                  -----------       -------------
                                                                                  $11,602,000         $10,511,635
                                                                                  ===========       =============

LIABILITIES
    Policy liabilities and accruals                                               $ 4,057,680        $  3,725,151
    Guaranteed investment contract deposits                                         2,642,885           2,684,676
    Annuity deposits                                                                1,525,592           1,511,553
    Other policyholders' funds                                                        188,867             183,233
    Other liabilities                                                                 301,925             306,241
    Accrued income taxes                                                              (11,209)              4,907
    Deferred income taxes                                                              59,122              41,212
    Debt                                                                              533,947             120,000
    Liabilities related to separate accounts                                        1,091,017             931,465
                                                                                  -----------       -------------
                                                                                   10,389,826           9,508,438
                                                                                  -----------        ------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
    IN COMPANY'S SUBORDINATED DEBENTURES
    9% Cumulative Monthly Income Preferred Securities, Series A                        55,000              55,000
    8.25% Trust Originated Preferred Securities                                        75,000              75,000
    6.5% FELINE PRIDES                                                                115,000             115,000
                                                                                 ------------       -------------
                                                                                      245,000             245,000
                                                                                 ------------       -------------

STOCKHOLDERS' EQUITY
    Preferred Stock, $1 par value
        Shares authorized: 3,600,000; Issued: none
    Junior Participating Cumulative Preferred Stock, $1 par value
        Shares authorized: 400,000; Issued:  none
    Common Stock, $0.50 par value
        Shares authorized: 1998 - 160,000,000; 1997 - 80,000,000
        Shares issued: 1998 - 69,333,117 and 1997 - 66,672,924                         34,667              33,336
    Additional paid-in capital                                                        254,705             167,923
    Treasury stock (1998 - 4,898,100 shares; 1997 - 5,030,640 shares)                 (13,140)            (13,455)
    Unallocated stock in Employee Stock Ownership Plan
        (1998 - 1,291,194 shares; 1997 - 1,386,244 shares)                             (4,277)             (4,592)
    Retained earnings                                                                 589,532             513,258
    Accumulated other comprehensive income
        Net unrealized gains on investments
        (net of income tax: 1998 - $56,908; 1997 - $33,238)                           105,687              61,727
                                                                                -------------      --------------
                                                                                      967,174             758,197
                                                                                -------------      --------------
                                                                                  $11,602,000         $10,511,635
                                                                                =============      ==============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                           PROTECTIVE LIFE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30
                                                                                           ----------------------------
                                                                                                1998           1997
                                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                $    96,043   $     82,747
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of deferred policy acquisition costs                                        89,053         67,561
        Capitalization of deferred policy acquisition costs                                    (156,148)       (88,154)
        Depreciation expense                                                                      5,494          1,946
        Deferred income taxes                                                                     9,389        (20,349)
        Accrued income taxes                                                                    (31,101)        16,637
        Interest credited to universal life and investment products                             259,672        357,880
           Policy fees assessed on universal life and investment products                      (104,173)       (97,491)
        Change in accrued investment income and other receivables                               (90,238)       (34,468)
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                               514,633         (5,602)
        Change in other liabilities                                                              (4,224)       (10,515)
        Other (net)                                                                            (114,942)       (23,341)
                                                                                             ----------  -------------
  Net cash provided by operating activities                                                     473,458        246,851
                                                                                             ----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                        6,727,599      4,670,040
        Other                                                                                   149,765        225,427
  Sale of investments
        Investments available for sale                                                          524,624      1,062,668
        Other                                                                                   270,257        689,043
  Cost of investments acquired
        Investments available for sale                                                       (7,640,041)    (6,547,985)
        Other                                                                                  (433,390)      (582,300)
  Acquisitions and bulk reinsurance assumptions                                                 (76,896)      (171,560)
  Purchase of property and equipment                                                             (9,754)        (3,594)
  Sale of property and equipment                                                                     15          2,681
                                                                                        --------------- --------------
  Net cash used in investing activities                                                        (487,821)      (655,580)
                                                                                           ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                         1,634,996      1,202,938
  Principal payments on line of credit arrangements and debt                                 (1,255,566)    (1,245,338)
  Issuance of preferred securities                                                                              75,000
  Dividends to stockholders                                                                     (19,769)       (17,874)
  Investment product deposits and changes in universal life deposits                            739,488        771,793
  Investment product withdrawals                                                             (1,099,299)      (498,531)
                                                                                            -----------  -------------
  Net cash provided by (used in) financing activities                                             ( 150)       287,988
                                                                                         --------------  -------------

INCREASE (DECREASE) IN CASH                                                                     (14,513)      (120,741)
CASH AT BEGINNING OF PERIOD                                                                      47,502        121,051
                                                                                          -------------  -------------
CASH AT END OF PERIOD                                                                      $     32,989 $          310
                                                                                           ============ ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
     Interest on debt                                                                        $    6,824     $   11,264
     Income taxes                                                                            $   62,388     $   40,585

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissuance of treasury stock to ESOP                                                       $      205     $       84
  Unallocated stock in ESOP                                                                  $      315     $      333
  Reissuance of treasury stock                                                               $    3,097     $    1,096
  Acquisitions
     Assets acquired                                                                         $  198,676     $ 1,115,171
     Liabilities assumed                                                                        (33,236)
     Issuance of common stock                                                                   (88,131)
     Reissuance of treasury stock                                                                              (902,357)
                                                                                         ------------------------------
     Net                                                                                     $    77,309    $   212,814
                                                                                         ===============   ============




SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION; STOCK SPLIT

         The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

         PLC Capital and PLC Capital Trust I were formed solely to issue securities and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of PLC Capital are $69.6 million of Protective Life Corporation 9% Subordinated Debentures due September 30, 2024, Series A. The sole assets of PLC Capital Trust I are $77.3 million of Protective Life Corporation 8.25% Subordinated Debentures due 2027, Series B. The Company has the right under the subordinated debentures to extend interest payment periods up to five consecutive years, and, as a consequence, dividends on the MIPS and 8.25% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital and PLC Capital Trust I, respectively, during any such extended interest payment period. The MIPS are redeemable by PLC Capital at any time on or after September 30, 1999. The 8.25%TOPrS are redeemable by PLC Capital Trust I at any time on or after April 29, 2002.

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


                                                                     OPERATING SEGMENT INCOME FOR THE
                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                              (IN THOUSANDS)
                                            ------------------------------------------------------------------------------
                                                                                                SPECIALTY INSURANCE
                                                           LIFE INSURANCE                            PRODUCTS
                                            -------------------------------------------       ----------------------------
                                                                                              DENTAL AND
                                                              INDIVIDUAL                       CONSUMER      FINANCIAL
                                            ACQUISITIONS         LIFE       WEST COAST         BENEFITS     INSTITUTIONS
                                            ------------     -----------   ------------       ----------    ------------
Premiums and policy fees                     $ 70,784          $ 97,825       $19,250          $183,183      $ 86,731
Net investment income                          79,860            40,401        46,837            12,206        17,085
Realized investment gains (losses)
Other income                                    1,600            26,161                           2,475        12,293
                                            ---------         ---------       -------          --------      --------
     Total revenues                           152,244           164,387        66,087           197,864       116,109
                                             --------          --------       -------          --------      --------
Benefits and settlement expenses               84,171            80,768        42,944           126,141        39,806
Amortization of deferred policy
 acquisition costs                             13,594            24,376         3,866             7,731        25,182
Other operating expenses                       17,489            38,902         3,604            51,229        36,810
                                            ---------         ---------       -------          --------      --------
     Total benefits and expenses              115,254           144,046        50,414           185,101       101,798
                                             --------          --------       -------          --------      --------
Income before income tax                       36,990            20,341        15,673            12,763        14,311



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                         GUARANTEED                          CORPORATE
                                         INVESTMENT         INVESTMENT          AND                          TOTAL
                                          CONTRACTS          PRODUCTS          OTHER      ADJUSTMENTS     CONSOLIDATED
                                        ------------       -----------       ----------   -----------    --------------
Premiums and policy fees                                    $ 13,827         $     152                       $471,752
Net investment income                     $160,735            79,525            38,543                        475,192
Realized investment gains (losses)            (895)              678                         $  2,662           2,445
Other income                                                   6,599              (551)                        48,577
                                          --------          --------          --------       --------        --------
     Total revenues                        159,840           100,629            38,144          2,662         997,966
                                          --------          --------          --------       --------        --------
Benefits and settlement expenses           134,531            62,283               438                        571,082
Amortization of deferred policy
 acquisition costs                             554            13,752                (2)                        89,053
Other operating expenses                     1,864            15,308            24,867        (13,959)        176,114
                                          --------          --------           -------        -------        --------
     Total benefits and expenses           136,949            91,343            25,303        (13,959)        836,249
                                          --------          --------           -------        -------        --------
Income before income tax                    22,891             9,286            12,841                        161,717
Income tax expense                                                                             56,601          56,601
Minority interest                                                                               9,073           9,073
                                                                                                             --------
     Net income                                                                                              $ 96,043
                                                                                                             ========




                                                                     OPERATING SEGMENT INCOME FOR THE
                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1997
                                           ----------------------------------------------------------------------------
                                                                             (IN THOUSANDS)

                                                                                               SPECIALTY INSURANCE
                                                           LIFE INSURANCE                            PRODUCTS
                                           -------------------------------------------      ---------------------------
                                                                                            DENTAL AND
                                                             INDIVIDUAL                      CONSUMER       FINANCIAL
                                           ACQUISITIONS         LIFE       WEST COAST        BENEFITS      INSTITUTIONS
                                           ------------      ----------    ----------       ---------      ------------
Premiums and policy fees                     $ 78,186        $  95,724     $  8,677           $141,624        $30,855
Net investment income                          83,086           37,706       18,122             15,441          9,267
Realized investment gains (losses)
Other income                                       10           12,488                           1,072          1,090
                                             --------         --------      -------           --------       --------
     Total revenues                           161,282          145,918       26,799            158,137         41,212
                                             --------         --------      -------           --------        -------
Benefits and settlement expenses               87,303           88,966       14,179            100,457         11,972
Amortization of deferred policy
  acquisition costs                            13,017           19,920        4,586              7,700         11,113
Other operating expense                        17,019           25,257        3,941             35,877          8,930
                                             --------         --------      -------           --------       --------
     Total benefits and expenses              117,339          134,143       22,706            144,034         32,015
                                             --------         --------      -------           --------        -------
Income before income tax                       43,943           11,775        4,093             14,103          9,197



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                          GUARANTEED                          CORPORATE
                                          INVESTMENT       INVESTMENT           AND                          TOTAL
                                          CONTRACTS         PRODUCTS           OTHER      ADJUSTMENTS     CONSOLIDATED
                                         -----------        --------         ----------   -----------     ------------
Premiums and policy fees                                    $  8,562          $    189                       $363,817
Net investment income                      $157,716           77,985            26,678                        426,001
Realized investment gains (losses)           (1,840)             589                         $ 2,037              786
Other income                                                   4,269             2,961                         21,890
                                           --------          -------           -------       -------         --------
     Total revenues                         155,876           91,405            29,828         2,037          812,494
                                           --------          -------           -------       -------         --------
Benefits and settlement expenses            132,334           61,179               322                        496,712
Amortization of deferred policy
 acquisition costs                              436           10,766                23                         67,561
Other operating expenses                      3,024           10,883            18,012        (6,325)         116,618
                                           --------          -------           -------       -------         --------
     Total benefits and expenses            135,794           82,828            18,357        (6,325)         680,891
                                           --------          -------           -------       -------         --------
Income before income tax                     20,082            8,577            11,471                        131,603
Income tax expense                                                                            44,745           44,745
Minority interest                                                                                               4,111
                                                                                                             --------
     Net income                                                                                              $ 82,747
                                                                                                             ========



                                                                    OPERATING SEGMENT ASSETS
                                                                      SEPTEMBER 30, 1998
                                           ---------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                                                                SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS
                                            -----------------------------------------        -------------------------
                                                                                             DENTAL AND
                                                             INDIVIDUAL                       CONSUMER       FINANCIAL
                                            ACQUISITIONS        LIFE      WEST COAST          BENEFITS     INSTITUTIONS
                                            ------------    ------------  -----------         ---------    -------------
Investments and other assets                 $1,256,251      $1,057,969    $1,049,169          $484,288      $658,283
Deferred policy acquisition costs               124,012         284,585       138,801            25,123        56,766
                                             ----------      ----------    ----------          --------      --------
     Total assets                            $1,380,263      $1,342,554    $1,187,970          $509,411      $715,049
                                             ==========      ==========    ==========          ========      ========


                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS

                                            GUARANTEED                                  CORPORATE
                                            INVESTMENT        INVESTMENT                   AND               TOTAL
                                            CONTRACTS          PRODUCTS                   OTHER           CONSOLIDATED
                                            -----------       ----------                 --------        --------------

Investments and other assets                 $2,856,619       $2,555,838                 $991,589         $10,910,006
Deferred policy acquisition costs                 1,490           61,205                       12             691,994
                                             ----------       ----------                 --------         -----------
     Total assets                            $2,858,109       $2,617,043                 $991,601         $11,602,000
                                             ==========       ==========                 ========         ===========



                                                                      OPERATING SEGMENT ASSETS
                                                                         DECEMBER 31, 1997
                                             ---------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS
                                            -----------------------------------------        ---------------------------
                                                                                             DENTAL AND
                                                             INDIVIDUAL                       CONSUMER       FINANCIAL
                                            ACQUISITIONS        LIFE       WEST COAST         BENEFITS      INSTITUTIONS
                                            ------------     ----------    ----------         --------      ------------
Investments and other assets                 $1,401,294     $   963,661   $   910,030         $264,083       $544,085
Deferred policy acquisition costs               138,052         252,321       108,126           22,459         52,837
                                             ----------      ----------    ----------         --------       --------
     Total assets                            $1,539,346      $1,215,982    $1,018,156         $286,542       $596,922
                                             ==========      ==========    ==========         ========       ========


                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS

                                            GUARANTEED                                  CORPORATE
                                            INVESTMENT        INVESTMENT                   AND              TOTAL
                                             CONTRACTS         PRODUCTS                   OTHER          CONSOLIDATED
                                             ---------        ----------                ----------       ------------

Investments and other assets                 $2,887,732       $2,316,495                 $591,518         $ 9,878,898
Deferred policy acquisition costs                 1,785           56,074                    1,083             632,737
                                             ----------       ----------                 --------         -----------
     Total assets                            $2,889,517       $2,372,569                 $592,601         $10,511,635
                                             ==========       ==========                 ========         ===========


NOTE E - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1998 and for the nine months then ended, the Company's life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $575.2 million and $76.4 million, respectively.


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

        The Company's balance sheets at September 30, 1998 and December 31, 1997, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:


                                                             SEPTEMBER 30, 1998            DECEMBER 31, 1997
                                                             ------------------            -----------------
                                                                             (IN THOUSANDS)

        Total investments                                     $ 8,431,874                       $  7,933,017
        Deferred policy acquisition costs                         721,337                            654,175
        All other assets                                        2,286,149                          1,829,478
                                                              -----------                        -----------
                                                              $11,439,360                        $10,416,670
                                                              ===========                        ===========

        Deferred income taxes                                 $     2,169                       $      7,974
        All other liabilities                                  10,330,704                          9,467,226
                                                               ----------                        -----------
                                                               10,332,873                          9,475,200
        Guaranteed preferred beneficial
           interests in Company's sub-
           ordinated debentures                                   245,000                            245,000
        Stockholders' equity                                      861,487                            696,470
                                                              -----------                        -----------
                                                              $11,439,360                        $10,416,670
                                                              ===========                        ===========


NOTE G - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At September 30, 1998, options and open futures contracts with a notional amount of $1,300.0 million were in a $1.7 million net unrealized gain position.

         The Company uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. The Company also uses interest rate swap contracts and options to enter into interest rate swaps (swaptions) to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and 8.25% TOPrS from a fixed rate to a variable rate of interest. Amounts paid or received related to the initiation of interest rate swap contracts and swaptions are deferred and amortized over the life of the related debt. At September 30, 1998, related open interest rate swap contracts with a notional amount of $345.3 million were in an $8.2 million net unrealized gain position.

         In connection with a commercial mortgage loan securitization, the Company entered into interest rate swap contracts converting a fixed rate of interest to a floating rate of interest and converting a floating rate of interest to a fixed rate of interest with a notional amount at September 30, 1998, of $409.9 million. In the aggregate, there were no net unrealized gains or losses associated with these swap contracts at September 30, 1998.


NOTE H - NET INCOME PER SHARE

         Net income per share - basic is net income divided by the average number of shares of Common Stock outstanding including shares that are issuable under various deferred compensation plans. The average shares outstanding used to compute net income per share - basic were 62,863,523 and 62,415,048 for the nine months ended September 30, 1998 and 1997, respectively.

         Net income per share - diluted is net income divided by the average number of shares outstanding including all dilutive potentially issuable shares that are issuable under various stock-based compensation plans and stock purchase contracts. The average shares outstanding used to compute net income per share - diluted were 63,661,855 and 62,806,770 for the nine months ended September 30, 1998 and 1997, respectively.

         A reconciliation of average shares outstanding for the nine months ended September 30 is summarized as follows:

                                RECONCILIATION OF
                           AVERAGE SHARES OUTSTANDING

                                                                                              SEPTEMBER 30
                                                                                     -------------------------------
                                                                                       1998                1997
                                                                                       ----                ----
Issued and outstanding                                                               61,919,841          61,621,122
Issuable under various deferred compensation plans                                      943,682             793,926
                                                                                     ----------          ----------
Basic                                                                                62,863,523          62,415,048

Stock appreciation rights                                                               164,105              16,058
Issuable under various other stock-based compensation plans                             411,566             375,664
FELINE PRIDES stock purchase contracts                                                  222,661
                                                                                     ----------          ----------
Diluted                                                                              63,661,855          62,806,770
                                                                                     ==========          ==========

NOTE I - COMPREHENSIVE INCOME

         The following table sets forth the Company's comprehensive income for the nine months ended September 30, 1998 and 1997:

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                -----------------------------------
                                                                                           (IN THOUSANDS)
                                                                                  1998                     1997
                                                                                  ----                     ----
         Net income                                                              $ 96,043                $ 82,747
         Increase (decrease) in net unrealized gains
             on investments (net of income tax:
             1998 - $24,526; 1997 - $16,981)                                       45,549                  31,537
         Reclassification adjustment for amounts included
             in net income (net of income tax:
             1998 - $(445); 1997 - $(252))                                         (1,589)                   (471)
                                                                                 ---------               ---------
         Comprehensive income                                                    $140,003                $113,813
                                                                                 =========               =========


NOTE J - ACQUISITIONS

         In June 1997, the Company acquired West Coast Life Insurance Company ("West Coast"). In September 1997, the Company acquired the Western Diversified Group.

         On September 11, 1998, the Company completed its acquisition of United Dental Care, Inc. ("United Dental"). The transaction has been accounted for as a purchase, and goodwill of approximately $160 million has been recorded by the Company. The results of these acquisitions have been included in the accompanying financial statements since their respective effective dates.

         Summarized below are the consolidated results of operations for the nine months ended September 30, 1998 and 1997, on an unaudited pro forma basis, as if the West Coast, Western Diversified Group and United Dental acquisitions had occurred as of January 1, 1997. The pro forma information is based on the Company's consolidated results of operations for the nine months ended September 30, 1998 and 1997 and on data provided by the respective companies, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                           -----------------------------------------
                                                                                          (IN THOUSANDS)
                                                                                           (UNAUDITED)

                                                                                   1998                    1997
                                                                                   ----                    ----
         Total revenues                                                      $    1,092,935         $    1,025,880
         Net income                                                          $       93,877         $       78,900
         Net income per share-basic                                          $         1.44         $         1.21
         Net income per share-diluted                                        $         1.42         $         1.21

         On October 14, 1998, the Company completed its acquisition of approximately 260,000 policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna.


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

         This report includes "forward-looking statements" which express the Company's current expectations of future events and/or results. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed. The Company cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 for more information about factors which could affect future results.

                              RESULTS OF OPERATIONS

PREMIUMS AND POLICY FEES

         The following table sets forth for the periods shown the amount of premiums and policy fees and the percentage change from the prior period:

                                           PREMIUMS AND POLICY FEES
NINE MONTHS                           ---------------------------------
   ENDED                                                     PERCENTAGE
SEPTEMBER 30                              AMOUNT              INCREASE/
                                      (IN THOUSANDS)         (DECREASE)
------------                          --------------         ----------
   1997                                  $363,817              (0.7)%
   1998                                   471,752              29.7

         Premiums and policy fees increased $107.9 million or 29.7% in the first nine months of 1998 over the first nine months of 1997. Premiums and policy fees from the Acquisitions Division decreased $7.4 million. The Individual Life Division's premiums and policy fees increased $2.1 million. The acquisition of West Coast Life Insurance Company ("West Coast") in the second quarter of 1997 increased premiums and policy fees $10.6 million in the first nine months of 1998 as compared to the same period last year. The Dental Division's exit from the group major medical business resulted in a $10.3 million decrease in premiums and policy fees. The acquisition of United Dental Care, Inc. ("United Dental") resulted in a $13.6 million increase in premiums and policy fees.
Premiums and policy fees related to the Dental Division's other businesses increased $38.3 million in the first nine months of 1998 as compared to the same period in 1997. Premiums and policy fees from the Financial Institutions Division increased $55.9 million in the first nine months of 1998 as compared to the first nine months of 1997. The acquisition of the Western Diversified Group ("Western Diversified") and the coinsurance of an unrelated closed block of credit insurance policies in late 1997 increased premiums and policy fees $55.3 million. The increase in premiums and policy fees from the Investment Products Division was $5.3 million.

NET INVESTMENT INCOME

         The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                                                NET INVESTMENT INCOME
   NINE MONTHS                         -------------------------------------
     ENDED                                  AMOUNT               PERCENTAGE
   SEPTEMBER 30                        (IN THOUSANDS)            INCREASE
 ---------------                       --------------            ---------

     1997                                  $426,001                  10.9  %
     1998                                   475,192                  11.6

         Net investment income in the first nine months of 1998 was $49.2 million or 11.6% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets and an increase in participating mortgage loan income. Invested assets have increased primarily due to acquisitions and due to receiving annuity deposits. The acquisition of West Coast, Western Diversified, and a block of credit insurance policies in 1997 resulted in an increase in net investment income of $38.5 million in the first nine months of 1998 as compared to the same period in 1997.

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

         The following table sets forth net realized investment gains for the periods shown:

         NINE MONTHS                                   REALIZED INVESTMENT
            ENDED                                         GAINS (LOSSES)
         SEPTEMBER 30                                     (IN THOUSANDS)
        --------------                                 -------------------
            1997                                           $   786
            1998                                             2,445

         Realized investment gains were $2.4 million for the first nine months of 1998 compared to $0.8 million for the corresponding period of 1997.


OTHER INCOME

         The following table sets forth other income for the periods shown:

        NINE MONTHS
          ENDED                                             OTHER INCOME
        SEPTEMBER 30                                       (IN THOUSANDS)
       -------------                                        ------------
           1997                                                $21,890
           1998                                                 48,577

         Other income consists primarily of revenues of the Company's broker-dealer subsidiary, investment management fees from variable insurance products, revenues of the Company's wholly-owned insurance marketing organizations and small noninsurance subsidiaries, and the results of the Company's 50%-owned joint venture in Hong Kong. Other income in the first nine months of 1998 was $26.7 million higher than the corresponding period of 1997. Revenues from the Company's broker-dealer subsidiary increased $13.4 million in the first nine months of 1998 as compared to the same period in 1997. The acquisition of Western Diversified in late 1997 resulted in a $7.2 million increase in other income in the first nine months of 1998 as compared to the same period in 1997. Other income from all other sources increased $6.1 million in the first nine months of 1998 as compared with the first nine months of 1997.

INCOME BEFORE INCOME TAX AND MINORITY INTEREST

         The following table sets forth operating income or loss and income or loss before income tax for the periods shown:

           OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                         NINE MONTHS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                                                                          1998              1997
                                                                                          ----              ----
Operating Income (Loss)(1),(2)
Life Insurance
      Acquisitions                                                                     $  36,990         $  43,943
      Individual Life                                                                     20,341            11,775
      West Coast                                                                          15,673             4,093
Specialty Insurance Products
      Dental and Consumer Benefits                                                        12,763            14,103
      Financial Institutions                                                              14,311             9,197
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                                     23,786            21,922
      Investment Products                                                                  8,975             8,419
Corporate and Other(2)                                                                    12,841            11,471
                                                                                        --------          --------
      Total operating income                                                             145,680           124,923
                                                                                        --------          --------

Realized Investment Gains (Losses)
      Guaranteed Investment Contracts                                                       (895)           (1,840)
      Investment Products                                                                    678               589
      Unallocated Realized Investment Gains (Losses)                                       2,662             2,037
Related Amortization Deferred Policy Acquisition Costs
      Investment Products                                                                   (367)             (431)
                                                                                        --------          --------
             Total net                                                                     2,078               355
                                                                                        --------          --------

Income (Loss) Before Income Tax (2)
Life Insurance
      Acquisitions                                                                        36,990            43,943
      Individual Life                                                                     20,341            11,775
      West Coast                                                                          15,673             4,093
Specialty Insurance Products
      Dental and Consumer Benefits                                                        12,763            14,103
      Financial Institutions                                                              14,311             9,197
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                                     22,891            20,082
      Investment Products                                                                  9,286             8,577
Corporate and Other(2)                                                                    12,841            11,471
Unallocated Realized Investment Gains (Losses)                                             2,662             2,037
                                                                                        --------          --------

             Total income before income tax                                             $147,758          $125,278
                                                                                        ========          ========


(1) Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.
(2) Operating income and income before income tax for the Corporate and Other segment have been reduced by pretax minority interest in income of consolidated subsidiaries of $6,325 in the first nine months of 1997 and $13,959 in the first nine months of 1998. Such minority interest related to payments made on the Company's MIPS(SM), 8.25%TOPrS(SM), and FELINE PRIDES(SM).

        Pretax earnings from the Acquisitions Division decreased $6.9 million in the first nine months of 1998 as compared to the same period of 1997. The Division's mortality experience was approximately $2.1 million worse than expected in the first nine months of 1998 as compared to being approximately $4.9 million better than expected in the first nine months of 1997.

        Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. On October 14, 1998, the Company acquired approximately 260,000 policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna. The transaction represents approximately $330 million of life insurance reserves and approximately $65 million of annual premium.

        The Individual Life Division's pretax earnings of $20.3 million in the first nine months of 1998 were $8.5 million above the same period of 1997. In the second quarter of 1997, the Division experienced record high mortality. Mortality experience was at expected levels in the second and third quarters of 1998 after having been above expected levels in the first quarter of 1998.

        West Coast had pretax earnings of $15.7 million for the first nine months of 1998 compared to $4.1 million for the period ended September 30, 1997. The Division was acquired by the Company in June 1997.

        Dental Division pretax earnings were $1.3 million lower in the first nine months of 1998 as compared to the first nine months of 1997. Last year's results include approximately $4.0 million of earnings from the group major medical business which the Division exited last year.

        On September 11, 1998, the Company acquired United Dental, a leading provider of prepaid dental coverages. With the acquisition, the Company has almost 3 million members in its dental programs and estimated annualized premium of $333 million. In addition, the Company has become the third largest provider of prepaid dental coverages, operating in almost 40 states.

        Pretax earnings of the Financial Institutions Division were $5.1 million higher in the first nine months of 1998 as compared to the same period in 1997. At the end of the 1997 third quarter, the Division acquired the Western Diversified Group and coinsured an unrelated block of policies. These acquisitions increased earnings $5.4 million in the first nine months of 1998 as compared to the same period last year.

        The GIC Division had pretax operating earnings of $23.8 million in the first nine months of 1998 and $21.9 million in the corresponding period of 1997. Realized investment losses associated with this Division in the first nine months of 1998 were $0.9 million as compared to $1.8 million in the same period last year. As a result, total pretax earnings were $22.9 million in the first nine months of 1998 compared to $20.1 million for the same period last year.

        Investment Products Division pretax operating earnings of $9.0 million were $0.6 million higher in the first nine months of 1998 compared to the same period of 1997. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were approximately $0.3 million in the first nine months of 1998 compared to $0.2 million in the first nine months of 1997. Total pretax earnings were $9.3 million in the first nine months of 1998 as compared to $8.6 million in the same period of 1997.

        The Corporate and Other segment consists primarily of net investment income on capital, interest expense on substantially all debt, the Company's 50%-owned joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment increased $1.3 million in the first nine months of 1998 as compared to the first nine months of 1997.

INCOME TAXES

        The following table sets forth the effective income tax rates for the periods shown:

            NINE MONTHS
              ENDED                                     ESTIMATED EFFECTIVE
           SEPTEMBER 30                                   INCOME TAX RATES
          --------------                                --------------------
               1997                                              34%
               1998                                              35

         The effective income tax rate for the full year of 1997 was 34%. Management's estimate of the effective income tax rate for 1998 is 35%.

NET INCOME

         The following table sets forth net income and the net income per share for the periods shown, and the percentage change from the prior period:

                                                    NET INCOME
NINE MONTHS         ----------------------------------------------------------------------------
  ENDED                 TOTAL          PER SHARE-   PERCENTAGE       PER SHARE-      PERCENTAGE
SEPTEMBER 30        (IN THOUSANDS)      BASIC        INCREASE          DILUTED        INCREASE
------------        -------------    -----------   ------------     ------------     ----------
1997                   $82,747           $1.33         24.3%            $1.32           23.4%
1998                    96,043            1.53         15.0              1.51           14.4

         Compared to the same period in 1997, net income per share-basic in the first nine months of 1998 increased 15.0%, reflecting improved operating earnings in the Individual Life, West Coast, Financial Institutions, Guaranteed Investment Contracts and Investment Products Divisions and the Corporate and Other segment, and higher realized investment gains (net of related amortization of deferred policy acquisition costs), which were partially offset by lower operating earnings in the Acquisitions and Dental Divisions.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. ("SFAS") 132, "Employer's Disclosures About Pension and Other Postretirement Benefits" which revises the footnote disclosures about pension and other postretirement benefit plans. The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The adoption of these accounting standards is not expected to have a material effect on the Company's financial condition.

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

         The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 1998, the fixed maturity investments (bonds, bank loan participations, and redeemable preferred stocks) had a market value of $6,756.3 million, which is 2.9% above amortized cost (less allowances for uncollectible amounts on investments) of $6,564.4 million. The Company had $1,449.7 million in mortgage loans at September 30, 1998. While the Company's mortgage loans do not have quoted market values, at September 30, 1998, the Company estimates the market value of its mortgage loans to be $1,548.4 million (using discounted cash flows from the next call date) which is 6.8% in excess of amortized book value. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

         For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 1998, approximately $469.6 million of the Company's mortgage loans have this participation feature.

         At September 30, 1998, delinquent mortgage loans and foreclosed real estate were 0.1% of assets. Bonds rated less than investment grade were 2.2% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's allowance for uncollectible amounts on investments was $20.8 million at September 30, 1998.

         Policy loans at September 30, 1998, were $188.6 million, a decrease of $5.5 million from December 31, 1997. Policy loan rates are generally in the 4.5% to 8.0% range and are at least equal to the assumed interest rates used for future policy benefits.

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

         The Company does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At September 30, 1998, options and open futures contracts with a notional amount of $1,300.0 million were in a $1.7 million net unrealized gain position.

         The Company uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. The Company also uses interest rate swap contracts and options to enter into interest rate swaps (swaptions) to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and TOPrS from a fixed rate to a variable rate of interest. Amounts paid or received related to the initiation of interest rate swap contracts and swaptions are deferred and amortized over the life of the related debt. At September 30, 1998, related open interest rate swap contracts with a notional amount of $345.3 million were in a $8.2 million net unrealized gain position.

         In connection with a commercial mortgage loan securitization, the Company entered into interest rate swap contracts converting a fixed rate of interest to a floating rate of interest and converting a floating rate of interest to a fixed rate of interest with a notional amount at September 30, 1998, of $409.9 million. In the aggregate, there were no net unrealized gains or losses associated with these swap contracts at September 30, 1998.

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

         In anticipation of a positive cash flow, the life insurance subsidiaries were committed at September 30, 1998, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $600.6 million. The Company's subsidiaries held $152.5 million in cash and short-term investments at September 30, 1998.

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

         At September 30, 1998, Protective Life Corporation had $30.0 million outstanding under its $70.0 million revolving line of credit and an additional $19.0 million of bank borrowings at an interest rate of 5.8%. The increase in borrowing primarily relates to the acquisition of United Dental in the 1998 third quarter. In addition, at September 30, 1998, the Company's subsidiary, Protective Life, had $360.3 million of short-term borrowings with an average interest rate of 5.6%. In the third quarter, Protective Life funded the purchase of approximately $300 million of bonds relating to the October 1998 acquisition of a block of policies from Lincoln National Corporation. In the acquisition transaction, Protective Life received approximately $200 million of cash which will be used to reduce its borrowings.

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

         In connection with the acquisition of United Dental, the Company issued 2,660,165 shares of Company common stock.

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

YEAR 2000 DISCLOSURE

         Computer hardware and software often denote the year using two digits rather than four; for example, the year 1998 often is denoted by such hardware and software as "98." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather than the year 2000. This "Year 2000" issue potentially affects all individuals and companies (including the Company, its customers, business partners, suppliers, banks, custodians and administrators). The problem is most prevalent in older mainframe systems, but personal computers and equipment containing computer chips could also be affected.

         The Company began work on the Year 2000 problem in 1995 and has developed and implemented a Year 2000 transition plan intended to identify and modify or replace important hardware and/or software systems on which it relies that have Year 2000 issues or to develop appropriate contingency measures. The Company is also confirming that its service providers are implementing plans to identify and modify or replace their systems that have a Year 2000 issue. Substantial resources are being devoted to this effort; however, the Company cannot specifically identify all of the costs to develop and implement these plans. Since 1995, the costs that have been identified as relating to addressing the year 2000 problem total less than $5 million.

         The majority of the modifications necessary for the Company's mainframe systems to be able to process transactions dated beyond 1999 have been completed and the remainder are targeted for completion by December 31, 1998. The Company's other systems are currently being addressed with most targeted completion dates being prior to June 30, 1999. The Company is developing detailed contingency plans for a large percentage of its remaining Year 2000 issues. The Company is also using research, direct inquiry, and/or testing to attempt to determine the Year 2000 readiness of critical vendors and business partners. During 1999, the Company will future date test its systems in a production environment, and finalize its contingency plans. The Company currently anticipates that its systems with Year 2000 issues will have been addressed and appropriate action taken before December 31, 1999.

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

                                     PART II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 15         Letter re: unaudited interim financial statements

                 27         Financial Data Schedule

                 99         Safe harbor for Forward Looking Statements

         (b). A current report on Form 8-K was filed July 28, 1998, reporting under Item 5 and Item 7 the Company's 1998 second quarter earnings press release.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PROTECTIVE LIFE CORPORATION






Date:             November 13, 1998               /S/    JERRY W. DEFOOR
                                                 ----------------------
                                                 Jerry W. DeFoor
                                                 Vice President and Controller,
                                                 and Chief Accounting Officer
                                                 (Duly authorized officer)