Form 10-K
period 1998-12-31
PROTECTIVE LIFE CORP
filed 1999-03-25
CIK 355429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549





                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998      Commission File Number 1-12332

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 5, 1999: $2,181,401,938 Number of shares of Common Stock, $0.50 Par Value, outstanding as of March 5, 1999: 64,448,096


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Annual Report To Share Owners (the "1998 Annual Report To Share Owners") are incorporated by reference into Parts I, II, and IV of this Report.

Portions of the Registrant's Proxy Statement dated March 26, 1999, are incorporated by reference into Part III of this Report.

                           PROTECTIVE LIFE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                     PART I


Item 1.       Business

Item 2.       Properties

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders


                                     PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Share-Owner Matters

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

         Copies of the Company's Proxy Statement and 1998 Annual Report to Share Owners will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Share-Owner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 868-3573, FAX (205) 868-3541. Copies may also be requested through the Internet from the Company's Worldwide Web Site (http://www.protective.com). The information incorporated herein by reference is also electronically accessible through the Internet from the "EDGAR Database of Corporate Information" on the Securities and Exchange Commission's World Wide Web site (http://www.sec.gov).

         The Company operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products.

         The following table shows the percentages of pretax operating income represented by each of the strategic focuses and the Corporate and Other segment.

                                                      Retirement
                                     Specialty       Savings and    Corporate
    Year Ended          Life         Insurance        Investment       and
    December 31       Insurance      Products          Products       Other
-----------------   ------------   -------------     ------------   ---------


        1994            53.2%          20.1%            27.3%         (0.6)%
        1995            53.4           15.9             32.7          (2.0)
        1996            50.1           11.0             37.3           1.6
        1997            49.8           18.0             23.3           8.9
        1998            50.9           20.1             21.7           7.3

Additional information concerning the Company's divisions may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and Note I to Consolidated Financial Statements in the Company's 1998 Annual Report to Share Owners, which are incorporated herein by reference.

         In the following paragraphs, the Company reports its divisional sales, new capital invested, members, and annualized premium. These statistics are used by the Company to measure the relative progress of its marketing and acquisition efforts. These statistics were derived from the Company's various sales tracking and administrative systems and were not derived from the Company's financial reporting systems or financial statements. These statistics attempt to measure only one of many factors that may affect future divisional profitability, and therefore are not intended to be predictive of future profitability.

LIFE INSURANCE

         A strategic focus of the Company is to expand its life insurance operations through internal growth and acquisitions. The Individual Life, West Coast and Acquisitions Divisions support this strategy.


Individual Life Division

         The Individual Life Division markets level premium term and term-like insurance, universal life and variable universal life products on a national basis primarily through networks of independent insurance agents. The Division is also developing other distribution channels. These include marketing life insurance products through regional stockbrokers and banks, and through worksite and direct response arrangements. The Division also offers its products on a "private label" basis to other insurance companies and their distribution systems. The Division has experienced increased sales even though the life insurance industry is a mature industry.

         The Division has two principal agent networks. The first is based on experienced independent personal producing general agents who are recruited by regional sales managers. At December 31, 1998, there were over 55 regional sales managers located throughout the United States. This distribution system generally appeals to agents who prefer to represent one or a few insurers, and who may depend on the regional sales managers or the Company to furnish various support services to the agent. Approximately 47% of the Division's 1998 sales came from this distribution system.

         The Division also distributes specialty insurance products in the life insurance brokerage market through a wholly-owned subsidiary, Empire General Life Assurance Corporation ("Empire General"), representing approximately 42% of sales. This distribution system generally appeals to agents who prefer to represent many insurers, or who look to Empire General's product offerings to fill a special need. For the entire Division, sales through stockbrokers and banks represented 9% of sales.

         The following table shows the Individual Life Division's sales measured by new premium.

          Year Ended
         December 31                                                Sales
     ------------------                                    --------------------
                                                           (dollars in millions)

               1994                                                 $30.8
               1995                                                  36.3
               1996                                                  45.4
               1997                                                  48.7
               1998                                                  71.2

               The Division also includes ProEquities, Inc. ("PES"), an affiliated, full-service, securities broker-dealer. PES recruits members of the Division's field force, financial planners, and others who are licensed to sell securities to affiliate with it. PES makes available variable insurance products, mutual funds, and other investment products to its licensed representatives to offer to their clients and customers.

West Coast Division

         On June 3, 1997, the Company acquired West Coast Life Insurance Company ("West Coast"). Headquartered in San Francisco, West Coast sells universal life and level premium term-like insurance products in the life insurance brokerage market and in the "bank owned life insurance" ("BOLI") market.

         The West Coast Division primarily utilizes a distribution system comprised of brokerage general agencies ("BGAs") who recruit a network of independent life agents. The BGAs provide varying levels of service to the independent agents based on the size, structure and capabilities of the individual BGA organizations. At December 31, 1998, the Division worked with 80 BGAs located throughout the United States. This distribution system represented approximately 55% of the Division's 1998 sales.

         The Division also offers corporate owned life insurance products to the BOLI market through an independent marketing organization which specializes in this market. The products are sold to smaller and regional banks, and represent approximately 45% of the Division's sales.

         The following table shows the West Coast Division's sales measured by new premium including sales prior to the Company's acquisition of West Coast for comparison purposes.

          Year Ended
         December 31                                               Sales
     ---------------------                                  -------------------
                                                           (dollars in millions)

               1996                                                $14.9
               1997                                                 29.8
               1998                                                 40.6

Acquisitions Division

               The Company is an active participant in the consolidation of the life insurance industry. The Acquisitions Division focuses on acquiring, converting, and servicing policies acquired from other companies. The Division's primary focus is on life insurance policies sold to individuals. These acquisitions may be accomplished through acquisitions of companies or through the reinsurance of blocks of policies from other insurers. Forty transactions have been closed by the Division since 1970, including 13 since 1989. Blocks of policies acquired through the Division are usually administered as "closed" blocks; i.e., no new policies are being marketed. Therefore, the amount of insurance in force for a particular acquisition is expected to decline with time due to lapses and deaths of the insureds.

               Most acquisitions closed by the Division do not include the acquisition of an active sales force. In transactions where some marketing capacity was included, the Division generally either ceased future marketing efforts or redirected those efforts to another Division of the Company. However, in the case of the acquisition of West Coast which was closed by the Acquisitions Division, the Company elected to continue the marketing of new policies and to operate and report West Coast as a separate division of the Company.

               The Division believes that its highly focused and disciplined approach to the acquisition process and its extensive experience in the assimilation, conservation, and servicing of purchased policies give it a significant competitive advantage over many other companies that attempt to make similar acquisitions. The Division expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, management believes that the Company may face increased competition for future acquisitions.

               Total revenues and income before income tax from the Acquisitions Division are expected to decline with time unless new acquisitions are made. Therefore, the Division's revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity.

               The following table shows the number of transactions closed by the Acquisitions Division and the approximate amount of new (statutory) capital invested.

                                       Number                      New
     Year Ended                            of                    Capital
    December 31                     Transactions                 Invested
-------------------                --------------           -------------------
                                                           (dollars in millions)

        1994                               2                    $  45.6
        1995                               1                       16.6
        1996                               3                       47.1
        1997                               1 (1)                  116.8    (1)
        1998                               1                       77.8
-----------
(1) West Coast

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


Dental and Consumer Benefits Division

         In 1997, the Division (formerly known as the Group Division) exited from the traditional group major medical business, fulfilling the Division's strategy to focus primarily on dental and related products. Accordingly, the Division was renamed.

         The Division's primary strategic emphasis is on indemnity and prepaid dental products. The Division was a pioneer in developing indemnity dental products for the voluntary payroll deduction market. In 1995, the Division entered the prepaid dental market when it acquired a company which transacts business under the trade name "DentiCare". The Division's strategy is to promote a "dual choice" option by offering prepaid dental products through the Division's indemnity dental distribution channels.

         The Division has significantly grown its prepaid dental business through acquisitions. The Division acquired two small prepaid dental plans in 1996, and three small plans in 1997. In September 1998, the Division acquired United Dental Care, Inc. ("United Dental Care"), a leading provider of prepaid dental coverages. With the United Dental Care acquisition, the Division has become the third largest provider of prepaid dental coverages.

         The Division offers discounted fee-for-service dental programs to individual consumers and groups through its Dental Network Plans where enrolled consumers have access to a contracted network of dental providers who have agreed to a discounted fee schedule.

         The following table shows the approximate number of Dental and Consumer Benefits Division's members in all of its dental programs and annualized dental premium in-force at December 31.

                                                                 Annualized
                                                                   Dental
                                       Members                    Premium
                                   -------------            -------------------
                                   (in millions)           (dollars in millions)

           1994                          0.2                     $  34.2
           1995                          0.6                        74.8
           1996                          0.8                       101.2
           1997                          1.2                       146.1
           1998                          3.0                       339.7


         The Division also offers group life and disability coverages, and administers an essentially closed block of individual cancer insurance policies, with a minimal amount of new cancer insurance coverage issued.

Financial Institutions Division

         The Financial Institutions Division specializes in marketing credit life and disability insurance products through banks, consumer finance companies and automobile dealers. The Division is one of the largest independent writers of credit insurance in the United States. The majority of these policies cover consumer loans made by financial institutions located primarily in the southeastern United States and automobile dealers throughout the United States. The demand for credit life and credit health insurance is related to the general level for consumer loans.

         The Division markets through employee field representatives, independent brokers and wholly-owned subsidiaries. The Company believes it has been a beneficiary of a "flight to quality," as financial institutions and automobile dealers increasingly prefer to do business with insurers having quality products, strong balance sheets and high-quality training and service capabilities.

         In September 1997, the Division acquired the Western Diversified Group. The Western Diversified Group markets credit insurance and related products through automobile dealers primarily in the midwestern United States. The
Western Diversified Group includes a small property and casualty insurer that sells automobile extended service contracts, which the Division has begun to market nationally through its other distribution channels. The Division acquired a closed block of credit policies in 1996 and another in 1997.

         The following table shows the Financial Institutions Division's sales measured by new premium including sales of Western Diversified since the date of acquisition.

          Year Ended
         December 31                                              Sales
     ---------------------                                  -------------------
                                                           (dollars in millions)

               1994                                               $117.3
               1995                                                136.3
               1996                                                147.2
               1997                                                189.3
               1998                                                273.5

               A significant portion of the Division's sales are reinsured with producer-owned reinsurers.


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

Guaranteed Investment Contracts Division

         The Guaranteed Investment Contracts ("GIC") Division markets GICs to 401(k) and other qualified retirement savings plans. GICs are generally contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals, in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the "fixed rate" investment option in a 401(k) plan compared to the equity-based investment options available to plan participants. The Division also markets related products, including fixed and floating rate funding agreements offered to the trustees of municipal bond proceeds, bank trust departments and money market funds, and long-term annuity contracts offered to fund certain state obligations. The Division has benefited from the growing acceptance of funding agreements among money managers. The Division's emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution and administration costs.

         Most GIC contracts and funding agreements written by the Division have maturities of three to five years. The rate of growth in GIC account balances has slowed as the amount of maturing contracts has increased relative to the amount of sales of GIC and related deposits.

         The following table shows the Guaranteed Investment Contract Division's sales and account balances.

          Year Ended                                                   Account
         December 31                           Sales                   Balances
   ---------------------                     ----------               ---------
                                                   (dollars in millions)

               1994                              $806                   $2,282
               1995                               751                    2,524
               1996                               686                    2,627
               1997                               696                    2,869
               1998                               827                    2,879

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

         The Division offers modified guaranteed annuities which guarantee an interest rate for a fixed period. Because contract values are "market-value adjusted" upon surrender prior to maturity, these products afford the Company a measure of protection from changes in interest rates. Since 1994, the Division has offered variable annuities which offer the policyholder the opportunity to invest in various investment accounts.

         The following table shows the Investment Products Division's sales.

       Year Ended         Fixed            Variable              Total
       December 31       Annuities         Annuities           Annuities
--------------------     ---------        ------------         ----------
                                   (dollars in millions)

         1994              $280              $171                 $451
         1995               118               189                  307
         1996               199               169                  368
         1997               180               324                  504
         1998                97               472                  569

         The following table shows the Investment Products account balances.

   Year Ended           Fixed                 Variable            Total
   December 31        Annuities               Annuities         Annuities
----------------      ---------              ----------         ----------
                                     (dollars in millions)

      1994               $983                   $170              $1,153
      1995                996                    388               1,384
      1996              1,042                    625               1,667
      1997              1,229                  1,057               2,286
      1998              1,105                  1,555               2,660

Corporate and Other

         The Company has an additional business segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the Divisions described above (including net investment income on capital and interest on substantially all debt). This segment also includes earnings from various investment-related transactions, the Company's 50%-owned joint venture in Hong Kong and the operations of several small subsidiaries. The earnings of this segment may fluctuate from year to year.

Investments

      The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

     A significant portion of the Company's bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages, and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates. Due to the potential cash flow volatility of mortgage-backed securities, the Company has focused on sequential, planned amortization class ("PAC") and targeted amortization class ("TAC") securities. These types have less cash flow volatility than other types of mortgage-backed securities. The Company does not invest in the riskiest tranches of mortgage-backed securities. In addition, the Company has entered into hedging transactions to reduce the volatility in market value of its mortgage-backed securities.

     The table below shows a breakdown of the Company's mortgage-backed securities portfolio by type at December 31, 1998. PACs pay down according to a schedule. TACs pay down in amounts approximating targeted schedule. Sequentials, like PACs and TACs, receive scheduled payments with any "excess" cash flow going to repay the earliest maturing tranches first. All three of these types of structured mortgage-backed securities give the Company some measure of protection against both prepayment and extension risk.

     Accretion  directed  securities  have a stated  maturity but may repay more quickly. Pass through securities receive principal as principal of the underlying mortgages is received. Support tranches are designed to receive cash after the more stable tranches (i.e., PACs, TACs, and sequentials) are satisfied. The CMBS are commercial mortgage-backed securities issued in securitization transactions sponsored by the Company, in which the Company securitized portions of its mortgage loan portfolio.

                                                              Percentage of
                                                             Mortgage-Backed
            Type                                                Securities
          ---------                                          ---------------

            PAC                                                   22.6%
            TAC                                                   10.6
            Sequential                                            36.7
            Accretion Directed                                     8.4
            Pass Through                                           7.9
            Support                                                2.2
            CMBS                                                  11.6
                                                                 -------
                                                                 100.0%
                                                                 =======

     The Company obtains ratings of its fixed maturities from Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Corporation ("S&P"). If a bond is not rated by Moody's or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 1998, approximately 99.6% of bonds were rated by Moody's, S&P, or the NAIC.

     At December 31, 1998, approximately $6,182.8 million of the Company's $6,431.7 million bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and only approximately $248.9 million of its bond portfolio was rated less than investment grade, of which $83.5 million were securities issued in Company-sponsored commercial mortgage loan securitizations.

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

     The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 1998 was $1.6 million. The average size mortgage loan in the Company's portfolio is approximately $2.0 million. The largest single loan amount is $12.8 million.

     The following table shows a breakdown of the Company's mortgage loan portfolio by property type at December 31, 1998:

                                                                Percentage of
                                                                Mortgage Loans
                          Property Type                         on Real Estate
                         ----------------                      ----------------

                          Retail                                      75%
                          Apartments                                  10
                          Warehouses                                   8
                          Office Building                              6
                          Other                                        1
                                                                     ----
                          Total                                      100%
                                                                     ====

         Retail loans are generally on strip shopping centers located in smaller towns and anchored by one or more strong regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are some of the largest anchor tenants (measured by the Company's exposure) in the strip shopping centers at December 31, 1998:

                                                               Percentage of
                                                               Mortgage Loans
                          Anchor Tenants                       on Real Estate
                         -----------------                    ----------------

                          Food Lion, Inc.                           5%
                          KMart Corporation                         3
                          Winn Dixie Stores, Inc.                   3
                          Wal-Mart Stores, Inc.                     2
                          CVS Corporation                           2

      The Company's mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service.

      For several years the Company has offered a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $464.4 million of the Company's mortgage loans have this participation feature.

      Many of the Company's mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

      At December 31, 1998, $11.7 million or 0.7% of the mortgage loan portfolio was nonperforming. It is the Company's policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

      In 1996, the Company sold approximately $554 million of its mortgage loans in a securitization transaction. In 1997, the Company sold approximately $445 million of its loans in a second securitization transaction, and in 1998 the Company securitized an additional $146 million of its mortgage loans. The securitizations' senior tranches were sold, and the Company retained the junior tranches. The Company continues to service the securitized mortgage loans.

      As a general rule, the Company does not invest directly in real estate. The investment real estate held by the Company consists largely of properties obtained through foreclosures or the acquisition of other insurance companies. In the Company's experience, the appraised value of a foreclosed property often approximates the mortgage loan balance on the property plus costs of foreclosure. Also, foreclosed properties often generate a positive cash flow enabling the Company to hold and manage the property until the property can be profitably sold.

      The Company has an allowance for uncollectible amounts on investments. This allowance was $24.8 million at December 31, 1998.

      The following table shows the investment results of the Company for the years 1994 through 1998:

                         Cash, Accrued                                       Percentage
                       Investment Income,               Net                   Earned on             Realized
Year Ended              and Investments             Investment               Average of Cash          Investment
December 31              at December 31               Income              and Investments          Gains (Losses)
-----------            -----------------           -----------            -----------------        --------------
                                                (dollars in thousands)

    1994                   $5,362,016                $417,825                     8.3%                $6,298
    1995                    6,097,455                 475,924                     8.2                  1,612
    1996                    6,743,770                 517,483                     8.1                  5,510
    1997                    8,192,538                 591,376                     7.9                    830
    1998                    8,718,455                 636,396                     7.5                  3,121

         For further information regarding the Company's investments, the maturity of and the concentration of risk among the Company's invested assets, derivative financial instruments, and liquidity, see Notes A and B to the Consolidated Financial Statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1998 Annual Report to Share Owners.

Insurance in Force

         The Company's total consolidated life insurance in force at December 31, 1998 was $110.0 billion. The following table shows sales by face amount and insurance in force for the Company's divisions.



                                                                      Year Ended December 31

                                                 1998           1997          1996              1995              1994
                                                                     (dollars in thousands)
New Business Written
   Individual Life.....................  $  16,188,344       $10,588,594   $ 9,245,002      $  7,564,983     $  6,329,630
   West Coast..........................      5,050,309         1,984,928
   Dental and Consumer Benefits........        113,056           124,230       115,748           119,357          184,429
   Financial Institutions..............      5,257,957         4,183,216     3,956,581         3,563,177        2,524,212
                                         --------------      ------------   -----------     -------------     ------------
        Total..........................  $  26,609,666       $16,880,968   $13,317,331      $ 11,247,517     $  9,038,271
                                         ==============      ============   ===========     ============      ============

Business Acquired
   West Coast..........................                      $10,237,731
   Acquisitions........................  $   7,787,284                     $ 1,286,673      $ 6,129,159      $  4,756,371
   Financial Institutions..............                        3,364,617     1,607,463
                                         --------------       ----------    ----------       -----------      ------------

        Total..........................  $   7,787,284       $13,602,348  $  2,894,136      $ 6,129,159      $  4,756,371
                                         ==============       ==========    ==========       ===========       ===========

Insurance in Force at End of Year(1)
   Individual Life.....................  $  50,587,419       $39,715,608   $35,765,841      $32,500,935       $25,843,232
   West Coast..........................      15,498,799       12,004,967
   Acquisitions........................      27,606,592       20,955,836    20,037,857       16,778,359        11,728,569
   Dental and Consumer Benefits........       6,665,815        6,393,076     6,054,947        6,371,313         7,464,501
   Financial Institutions..............       9,632,466       10,183,997     7,468,761        6,233,256         4,841,318
                                         --------------      -----------   ------------     -----------       -----------
        Total..........................    $109,991,091      $89,253,484   $69,327,406      $61,883,863       $49,877,620
                                         ==============      ===========   ============     ===========       ===========


(1)Reinsurance assumed has been included; reinsurance ceded (1998-$64,846,246; 1997-$34,139,554; 1996- $18,840,221; 1995-$17,524,366; 1994-$8,639,272) has
   not been deducted.


         The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions and assumptions was:

                                                                    Ratio of
                Year Ended                                         Voluntary
                December 31                                       Terminations

                    1994........................................       7.0%
                    1995........................................       6.9
                    1996........................................       6.4
                    1997........................................       6.9
                    1998........................................       6.4

         Net terminations reflect voluntary lapses, some of which may be due to the replacement of the Company's products with competitors' products. Also, a higher percentage of voluntary lapses typically occurs in the first 15 months of a policy, and accordingly, lapses will tend to increase or decrease in proportion to the change in the amount of new insurance written during the immediately preceding periods.

         The amount of investment products in force is measured by account balances. The following table shows guaranteed investment contract and annuity account balances. Most of the variable annuity account balances are reported in the Company's financial statements as liabilities related to separate accounts.

                                     Guaranteed            Modified
                 Year Ended          Investment           Guaranteed                Fixed              Variable
                 December 31          Contracts            Annuities              Annuities            Annuities
               --------------      -------------       -----------------        ------------        -------------
                                                     (dollars in thousands)

                     1994             $2,281,673           $661,359               $542,766         $   170,454
                     1995              2,451,693            741,849                472,656             392,237
                     1996              2,474,728            862,747                390,461             624,714
                     1997              2,684,676            926,071                453,418           1,057,186
                     1998              2,691,697            818,566                286,413           1,554,969

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

Indemnity Reinsurance

         The Company's insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life; for group insurance, the maximum amount retained on any one life is $100,000. In many cases the retention is less. At December 31, 1998, the Company had insurance in force of $110.0 billion of which approximately $64.8 billion was ceded to reinsurers.

         Over the past several years, the Company's reinsurers have reduced the net cost of reinsurance to the Company. Consequently, the Company has increased the amount of reinsurance which it cedes on newly-written individual life insurance policies, and has also ceded a portion of the mortality risk of existing business of the Individual Life, West Coast, and Acquisitions Divisions. Although the Company does not anticipate increases to occur, the reinsurance premium rates in many of the Company's reinsurance agreements are not guaranteed, and could be increased by the reinsurer.


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

         Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in a memorandum account designated as "Policyholders' Surplus" to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders' Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 1998, the aggregate accumulation in the Policyholders' Surplus account was $70.5 million. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders' Surplus accounts.


Competition

         Life and health insurance is a mature industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. Insurance is a highly competitive industry, and the Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company, as well as competition from other providers of financial services.

         The life and health insurance industry is consolidating, with larger, more efficient organizations emerging from consolidation. Also, mutual insurance companies are converting to stock ownership which will give them greater access to capital markets.

         Management believes that the Company's ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong financial strength ratings from rating agencies.

         The Company competes against other insurance companies and financial institutions in the origination of commercial mortgage loans.


Regulation

         The Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, marketing practices, advertising, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than share owners. The Company cannot predict the form of any future proposals or regulation.

         A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC") as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs and more conservative computations of policy liabilities. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 1998 statutory financial reports, the Company's insurance subsidiaries are adequately capitalized under the formula.

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

         Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. The Company's insurance subsidiaries were assessed immaterial amounts in 1998, which will be partially offset by credits against future state premium taxes.

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

         The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by Protective Life in 1999 is estimated to be $138.9 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled, which restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

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

         Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1998 Annual Report to Share Owners.

Recent Developments

         The NAIC has adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification changes current statutory accounting rules in several areas. The Company has not estimated the potential effect the Codification will have on the statutory capital of the Company's insurance subsidiaries. The Codification has been proposed to become effective January 1, 2001.

         The NAIC is considering a new reserving standard, commonly referred to as "Triple X" (i.e., roman numeral XXX), for universal life and level premium term and term-like insurance products. The Company is currently assessing the impact of Triple X on its products and what changes to the products might be necessary in response to Triple X.

         The President's Fiscal Year 2000 Budget contains proposals that, if enacted, would adversely affect the life insurance industry. The first proposal would require insurers to include in taxable income over 10 years the balances accumulated in a tax memorandum account designated as Policyholders' Surplus. The Company's accumulation in this account at December 31, 1998 was approximately $70.5 million. A second proposal would require insurers to capitalize higher percentages of acquisition expenses for tax purposes, resulting in the earlier payment of tax. A third proposal would reduce the attractiveness of corporate-owned life insurance (or COLI) products.

         Life insurance products are often used to fund estate tax obligations. Recently a report issued by the Congressional Joint Economic Committee recommended the elimination of the estate tax. If the estate tax were eliminated, the demand for certain life insurance products would be adversely affected.

         Some insurers have recently lowered the premium rates for their level premium term and term-like products. The Company's Individual Life and West Coast Divisions are currently developing a response. Those Divisions' results, in part, depend upon their ability to maintain competitive level premium term and term-like products.

Employees

         At December 31, 1998 the Company had approximately 2,500 employees, including approximately 1,350 in Birmingham, Alabama. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits in 1998 amounted to approximately $5.2 million to the Company. In addition, substantially all of the employees are covered by a pension plan. The Company also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus plan. See Note K to Consolidated Financial Statements.

Item 2.   Properties

         The  Company's  Home  Office is  located  at 2801  Highway  280  South,
Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,000 vehicles.

         The Company leases administrative space in approximately 16 cities including approximately 114,000 square feet in Birmingham, with most leases being for periods of three to five years. The aggregate monthly rent is approximately $428 thousand.

         Marketing offices are leased in approximately 35 cities, with most leases being for periods of three to five years. The aggregate monthly rent is approximately $141 thousand.

Item 3.   Legal Proceedings

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company's properties is the subject. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1998 Annual Report to Share Owners for certain information relating to litigation involving the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of 1998 to a vote of security holders of the Company.


                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Share-Owner
          Matters

         The Company's Common Stock is listed and principally traded on the New York Stock Exchange (NYSE symbol: PL). The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.50 par value, as reported by the New York Stock Exchange during the periods indicated, along with the dividends paid per share of Common Stock during the same periods. Closing prices and dividends have been adjusted for the Company's two-for-one stock split effective April 1, 1998.

                                                                   Range              Dividends
                                                            -------------------       ---------
                                                              High         Low
                                                            -------      -------
             1997
                First Quarter...........................     $22.31      $18.81          $.09
                Second Quarter..........................      25.38       20.31           .10
                Third Quarter...........................      26.75       23.81           .10
                Fourth Quarter..........................      32.63       25.06           .10
             1998
                First Quarter...........................     $36.50      $28.94          $.10
                Second Quarter..........................      38.38       31.75           .11
                Third Quarter...........................      40.88       30.00           .11
                Fourth Quarter..........................      40.13       28.63           .11

         On March 5, 1999, there were approximately 2,100 owners of record of Company Common Stock.

         The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1998 Annual Report to Share Owners. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 "Business - Regulation".

Item 6.  Selected Financial Data



                                                                     Year Ended December 31
                                             -----------------------------------------------------------------
                                              1998           1997           1996           1995           1994
                                             ------         ------         ------         ------         -----
                                                    (dollars in thousands, except per share amounts)

INCOME STATEMENT DATA

Premium and policy fee                  $ 1,122,010    $   856,549       $ 802,327      $ 765,749     $ 575,347
Reinsurance ceded                          (459,215)      (334,214)       (308,174)      (333,173)     (172,575)
                                        -----------    ------------        -------        --------     ---------
     Net of reinsurance ceded               662,795        522,335         494,153        432,576       402,772
Net investment income.................      636,396        591,376         517,483        475,924       417,825
Realized investment gains(losses).....        3,121            830           5,510          1,612         6,298
Other income..........................       64,103         32,784          20,857         11,768        21,553
                                        -----------    -----------         --------       --------     ---------
          Total revenues..............    1,366,415      1,147,325       1,038,003        921,880       848,448
Benefits and expenses                     1,145,691        967,952         898,262        800,846       742,275
Income tax expense                           77,845         60,987          47,512         41,152        33,976
Minority interest                            12,098          6,393           3,217          3,217         1,796
                                        -----------    -----------         --------       --------      --------
Net income                              $   130,781    $   111,993       $  89,012      $  76,665     $  70,401
                                        ===========    ===========         ========       ========      ========


PER SHARE DATA(1)

Operating income per share - basic      $     2.04     $      1.79      $     1.45     $     1.34    $     1.19
Net income per share - basic            $     2.06     $      1.79      $     1.47     $     1.34    $     1.28
Average shares outstanding - basic      63,521,587      62,429,250      60,570,782     57,320,224    54,952,772
Operating income per share - diluted    $     2.02     $      1.78      $     1.44     $     1.33    $     1.18
Net income per share - diluted          $     2.04     $      1.78      $     1.46     $     1.33    $     1.27
Average shares
     outstanding - diluted              64,087,744      62,849,618      60,969,664     57,705,698    55,459,224
Cash dividends                          $      .43     $       .39      $      .35     $      .31    $     .275
Share-owners' equity                    $    14.65     $     12.30      $     9.99     $     9.15    $     4.93
Share-owners' equity excluding net
     unrealized gains and losses
     on investments                     $    13.80     $     11.30      $     9.88      $     8.14     $     6.89



                                                                        December 31
                                        -----------------------------------------------------------------------
                                             1998           1997           1996           1995           1994
                                        -----------     -----------     ----------      ---------       -------
                                                                    (dollars in thousands)
BALANCE SHEET DATA

Total assets..........................  $ 11,989,495     $10,511,635    $ 8,263,205    $ 7,231,257   $  6,130,284
Long-term debt........................  $    152,286     $   120,000    $   168,200    $   115,500   $     98,000
Total debt............................  $    172,035     $   120,000    $   181,000    $   115,500   $     98,000
9% Cumulative Monthly Income
     Preferred Securities, Series A     $     55,000     $    55,000    $    55,000    $    55,000   $     55,000
8.25% Trust Originated Preferred
     Securities                         $     75,000     $    75,000
6.5% FELINE PRIDES                      $    115,000     $   115,000
Share-owners' equity                    $    944,194     $   758,197    $   615,316    $   526,557   $    270,373
Share-owners' equity excluding
     unrealized gains and losses
     on investments                     $    889,137     $   696,470    $   608,628    $   468,694   $    377,905



(1) Prior periods have been restated to reflect a two-for-one stock split on June 1, 1995 and April 1, 1998.

Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

         Information regarding the Company's financial condition and results of operations is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Share Owners and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data for the Company and its subsidiaries, which are included under the caption "Consolidated Financial Statements" in the Company's 1998 Annual Report to Share Owners, are incorporated herein by reference.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Share Owners of
Protective Life Corporation



Our report on the consolidated financial statements of Protective Life Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 52 of the 1998 Annual Report to Share Owners of Protective Life Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 32 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
February 11, 1999

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Except for the information concerning executive officers of the Company set forth below, the information called for by this Item 10 is incorporated herein by reference to the section entitled "Election of Directors and Information about Nominees" in the Company's definitive proxy statement for the Annual Meeting of Share Owners, April 26, 1999, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1998 fiscal year.

         The executive officers of the Company are as follows:


         Name                                 Age                    Position
------------------------                     -----            ------------------------------------
Drayton Nabers, Jr.                           58              Chairman of the Board and
                                                              Chief Executive Officer and Director

John D. Johns                                 47              President, Chief Operating Officer
                                                                  and Director

R. Stephen Briggs                             49              Executive Vice President

Jim E. Massengale                             56              Executive Vice President,
                                                                  Acquisitions

A. S. Williams III                            62              Executive Vice President,
                                                                  Investments and Treasurer

Danny L. Bentley                              41              Senior Vice President, Dental
                                                                  and Consumer Benefits

Richard J. Bielen                             38              Senior Vice President, Investments

Carolyn King                                  48              Senior Vice President,
                                                                  Investment Products

Deborah J. Long                               45              Senior Vice President, Secretary and
                                                                  General Counsel

Steven A. Schultz                             45              Senior Vice President,
                                                                  Financial Institutions








         Name                                 Age                      Position
--------------------                         -----          ------------------------------------

Wayne E. Stuenkel                            45               Senior Vice President
                                                                  and Chief Actuary

Judy Wilson                                  41               Senior Vice President,
                                                                  Guaranteed Investment Contracts

Jerry W. DeFoor                              46               Vice President and Controller,
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

         Mr. DeFoor has been Vice President and Controller, and Chief Accounting Officer of the Company since April 1989. Mr. DeFoor is a certified public accountant and has been employed by the Company and its subsidiaries since 1982
 .
         These executive officers also serve as executive officers and/or directors of various other Company subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

         Directors and executive officers of the Company are required to file reports with the Securities and Exchange Commission showing changes in their beneficial ownership of the Company's Common Stock. The Company has reviewed copies of these reports and written representations from the individuals required to file reports. Based on this review, we believe that each of the Company's directors and executive officers has complied with the reporting requirements in 1998, except for Mr. Williams who inadvertently filed a late Form 4 reporting two transactions.

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

         The information called for by Items 11 through 13 is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Share Owners, April 26, 1999, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1998 fiscal year.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)     The following documents are filed as part of this report:

           1.     Financial Statements:

                  The following financial statements set forth in the Company's 1998 Annual Report to Share Owners as indicated in the following table are incorporated by reference (see Exhibit
                  13).

                  Report of Independent Accountants

                  Consolidated Statements of Income for the years
                    ended December 31, 1998, 1997, and 1996

                  Consolidated Balance Sheets as of December 31,
                    1998 and 1997

                  Consolidated Statements of Share-Owners' Equity
                    for the years ended December 31, 1998, 1997, and 1996

                  Consolidated Statements of Cash Flows
                    for the years ended December 31, 1998, 1997, and 1996

                  Notes to Consolidated Financial Statements

          2.      Financial Statement Schedules:

                  The Report of Independent Accountants which covers the financial statement schedules appears on page 27 of this report. The following schedules are located in this report on the pages indicated.


                  Schedule II - Condensed Financial Information
                    of Registrant

                  Schedule III - Supplementary Insurance Information

                  Schedule IV - Reinsurance

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

                  Item Number                       Document

                  3(a) 1998 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 12, 1998.

                  3(b) 1998 Amended and Restated By-laws of the Company effective November 2, 1998.

                  4(a)                  Reference is made to Exhibit 3(a) above.

                  4(b)                  Reference is made to Exhibit 3(b) above.

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

                  *4(h) Rights Agreement, dated as of August 7, 1995, between the Company and The Bank of New York as successor to AmSouth Bank (formerly, AmSouth Bank N.A.), as Rights Agent filed as Exhibit 2 to the Company's Form 8-K Current Report filed August 7, 1995 and filed as Exhibit 1 to the Company's Form 8-A Registration Statement filed August 7, 1995.

                  *4(i) Rights Certificate filed as Exhibit 1 to the Company's Form 8-A filed August 7, 1995.

                  *4(j) Certificate of Trust of PLC Capital Trust I filed as Exhibit 4(a) to the Company's Registration Statement on Form S-3 filed April 11, 1997 (No. 333-25027)

                  *4(k) Declaration of Trust of PLC Capital Trust I filed as Exhibit 4(b) to the Company's Registration Statement on Form S-3 filed April 11, 1997 (No. 333-25027)

                  *4(l) Form of Amended and Restated Declaration of Trust for PLC Capital Trust I filed as Exhibit 4(c) to Amendment No. 1, filed April 21, 1997, to the Company's Registration Statement on Form S-3
                                        (No. 33-25027).

                  *4(m) Form of Preferred Security Certificate for PLC Capital Trust I (included as Exhibit A-1 of Exhibit 4(k)).

                  *4(n) Form of Guarantee with respect to Preferred Securities of PLC Capital Trust I filed as Exhibit 4(i) to the Company's Registration Statement on Form S-3 filed April 11, 1997 (No. 333-25027).

*incorporated by reference

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

                  *10(a)+ The Company's Annual Incentive Plan (effective as of January 1, 1997) filed as Exhibit 10(b) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(b)+ The Company's 1992 Performance Share Plan filed as Exhibit 10(b)(3) to the Company's Form 10-Q Quarterly Report filed May 15, 1992.

                  *10(b)(1)+            First  Amendment to the  Company's  1992
                                        Performance  Share  Plan  and  filed  as
                                        Exhibit  10(b)(1) to the Company's  Form
                                        10-K  Annual  Report  for the year ended
                                        December 31, 1995.


*incorporated by reference
+Management contract or compensatory plan or arrangement

                  *10(b)(2)+            The Company's 1997  Long-Term  Incentive
                                        Plan  (formerly,  the "1997  Performance
                                        Share Plan"), filed as Exhibit 10(a) to the Company's Form 10-Q Quarterly Report filed May 15, 1998.

                  *10(c)+ Excess Benefit Plan amended and restated as of January 1, 1989 filed as Exhibit 10(c)(1) to the Company's Form 10-K Annual Report for the year ended December 31, 1991.

                  *10(d)+ Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to the Company's Form 10-Q Quarterly Report filed August 14, 1986.

                  *10(d)(1)+            Form of Indemnity Agreement for Officers
                                        filed  as   Exhibit   10(d)(1)   to  the
                                        Company's Form 10-K Annual Report for the year ended December 31, 1996.

                  *10(e)                Reference is made to Exhibit 4(g) above.

                  *10(f)+ Form of the Company's Employment Continuation Agreement filed as Exhibit 10(a) to the Company's Form 10-Q Quarterly Report filed September 30, 1997.

                  *10(g)+ The Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company as amended through March 3, 1997, filed as Exhibit 10(e) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(h)+ The Company's Deferred Compensation Plan for Officers as amended through March 3, 1997, filed as Exhibit 10(d) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(i)+ The Company's 1996 Stock Incentive Plan as amended through March 3, 1997, filed as Exhibit 10(c) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(i)(1)+            The Company's specimen letter confirming
                                        grants  under the  Company's  1996 Stock
                                        Incentive Plan, filed as Exhibit 10(2) to the Company's Form 10-Q Quarterly
                                        Report filed
                                        November 13, 1996.

                  13                    Selected  portions  of the  1998  Annual
                                        Report   To  Share   Owners   which  are
                                        incorporated herein by reference.

                  21                    Organization Chart of the Company and
                                        Affiliates.

*incorporated by reference
+Management contract or compensatory plan or arrangement

                  23                    Consent of PricewaterhouseCoopers LLP.

                  24                    Powers of Attorney.

                  27                    Financial Data Schedule.

                  99                    Safe Harbor for Forward-Looking
                                        Statements.



*incorporated by reference

         (b) Current Reports on Form 8-K:

               (1)                      Form 8-K, dated February 11, 1998
                                        - Item 5
                                        - Item 7

               (2)                      Form 8-K, dated March 11, 1998
                                        - Item 5
                                        - Item 7

               (3)                      Form 8-K, dated April 23, 1998
                                        - Item 5
                                        - Item 7

               (4)                      Form 8-K, dated July 28, 1998
                                        - Item 5
                                        - Item 7

               (5)                      Form 8-K, dated October 27, 1998
                                        - Item 5
                                        - Item 7

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PROTECTIVE LIFE CORPORATION


                                                By:/s/Drayton Nabers, Jr.
                                                   Drayton Nabers, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer
March 25, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signature                        Capacity in Which Signed                            Date


/s/Drayton Nabers, Jr.             Chairman of the Board and                             March 25, 1999
DRAYTON NABERS, JR.                Chief Executive Officer
                                   (Principal Executive Officer)
                                   and Director


/s/John D. Johns                  President and Chief Operating Officer                  March 25, 1999
JOHN D. JOHNS                     (Principal Financial Officer)
                                             and Director


/s/Jerry W. DeFoor                Vice President and Controller,                         March 25, 1999
JERRY W. DEFOOR                   and Chief Accounting Officer
                                  (Principal Accounting Officer)








        *                         Chairman Emeritus and                                  March 25, 1999
WILLIAM J. RUSHTON III            Director



        *                         Director                                               March 25, 1999
WILLIAM J. CABANISS, JR.



        *                         Director                                               March 25, 1999
JOHN J. MCMAHON, JR.


        *                         Director                                               March 25, 1999
A. W. DAHLBERG


        *                         Director                                               March 25, 1999
RONALD L. KUEHN, JR.


        *                         Director                                               March 25, 1999
HERBERT A. SKLENAR


        *                         Director                                               March 25, 1999
JAMES S. M. FRENCH


        *                         Director                                               March 25, 1999
ROBERT A. YELLOWLEES


        *                         Director                                               March 25, 1999
ELAINE L. CHAO


        *                         Director                                               March 25, 1999
DONALD M. JAMES


        *                         Director                                               March 25, 1999
J. GARY COOPER


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

                                             By:/s/Drayton Nabers, Jr.
                                                 DRAYTON NABERS, JR.
                                                 Attorney-in-fact

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                         STATEMENTS OF INCOME PROTECTIVE
                  LIFE CORPORATION (Parent Company) Years Ended
                        December 31, 1998, 1997, and 1996
                                 (in thousands)




                                                                       1998              1997             1996
                                                                    ---------        -----------      -----------
REVENUES
        Dividends from subsidiaries*                                $77,639           $   5,317       $     3,391
        Service fees from subsidiaries*                              56,683              54,712            40,850
        Net investment income                                         9,295              10,433             2,489
        Realized investment gains (losses)                              985                (994)
        Other income (loss)                                            (406)              2,186              (384)
                                                                    ---------        -----------      -----------
                                                                    144,196              71,654            46,346

EXPENSES
        Operating and administrative                                 36,737              36,309            26,901
        Interest - subsidiaries*                                      6,266               6,266             5,904
        Interest - others                                            17,626              13,185             7,859
                                                                     ---------        -----------      -----------
                                                                     60,629              55,760            40,664
                                                                     ---------        -----------      -----------

INCOME BEFORE FEDERAL INCOME
        TAX AND OTHER ITEMS BELOW                                    83,567              15,894             5,682

INCOME TAX EXPENSE                                                    9,843               2,342             1,630
                                                                     ---------        -----------      -----------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
        INCOME OF SUBSIDIARIES                                       73,724              13,552             4,052

EQUITY IN UNDISTRIBUTED INCOME OF
        SUBSIDIARIES*                                                57,057              98,441            84,960
                                                                    ---------        -----------      -----------

NET INCOME                                                         $130,781            $111,993          $ 89,012
                                                                    =========         ==========      ===========















*Eliminated in consolidation.

See notes to condensed financial statements.




                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                                 BALANCE SHEETS
                  PROTECTIVE LIFE CORPORATION (Parent Company)
                                 (in thousands)
                                                                                December 31
                                                                  -------------------------------------
                                                                        1998                      1997
                                                                  --------------            -----------
ASSETS
         Investments:
              Fixed maturities                                    $    26,000              $     26,000
              Long-term investments                                    11,424                        47
              Short-term investments                                                              7,000
              Investment real estate                                                                133
              Investments in subsidiaries (equity method)*          1,380,593                 1,114,185
                                                                   -------------             ----------
                                                                    1,418,017                 1,147,365
         Cash                                                             515                       305
         Receivables from subsidiaries*                                22,578                    29,920
         Property and equipment, net                                    1,007
         Accrued income taxes                                           8,850
         Other                                                         10,590                    15,723
                                                                    ------------              ----------
              Total Assets                                         $1,461,557                $1,193,313

LIABILITIES
         Accrued expenses and other liabilities                    $   66,895                $   48,102
         Accrued income taxes                                                                       415
         Deferred income taxes                                         16,548                     1,102
         Debt:
              Banks                                                    48,500
              Senior Notes                                             75,000                    75,000
              Medium-Term Notes                                        44,923                    45,000
              Subsidiaries*                                           265,497                   265,497

                                                                     ------------              ----------
                            Total Liabilities                         517,363                   435,116
                                                                     ------------              ----------

SHARE-OWNERS' EQUITY
         Preferred Stock
         Junior Participating Cumulative
              Preferred Stock
         Common Stock                                                  34,667                    33,336
         Additional paid-in capital                                   254,705                   167,923
         Treasury stock                                               (13,140)                  (13,455)
         Unallocated stock in Employee Stock Ownership Plan            (4,277)                   (4,592)
         Retained earnings (including undistributed
              income of subsidiaries: 1998 - $680,263;
              1997 - $627,706)                                        617,182                   513,258
         Accumulated other comprehensive income
              Net unrealized gains (losses) on
              investments (all from subsidiaries, net
              of income tax: 1998 - $29,646; 1997 - $33,238)           55,057                    61,727
                                                                     ------------              ----------

                            Total Share-Owners' Equity                944,194                   758,197
                                                                     ------------              ----------

                                                                   $1,461,557                $1,193,313
                                                                     ============              ==========

*Eliminated in consolidation.
See notes to condensed financial statements.




                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                       PROTECTIVE LIFE CORPORATION (Parent
                     Company) Years Ended December 31, 1998,
                                 1997, and 1996
                                 (in thousands)

                                                                   1998              1997               1996
                                                            ---------------       -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                               $130,781           $111,993         $  89,012
        Adjustments to reconcile net income
           to net cash provided by operating
           activities:
              Equity in undistributed net income
                 of subsidiaries*                                 (57,057)           (98,441)          (84,960)
              Deferred income taxes                                15,446             (5,668)             (222)
              Other (net)                                          (1,324)             3,633              (271)
                                                            ---------------       -------------       --------------

        Net cash provided by operating activities                  87,846             11,517             3,559
                                                            ---------------       -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of and/or additional investments
           in subsidiaries*                                      (115,960)          (111,168)         (104,872)
        Principal payments received on loan
           to subsidiary*                                           2,000                               10,000
        Change in fixed maturities and long-term
           investments                                             (2,242)            (2,993)          (22,892)
        Change in short-term investments                            7,000             (7,000)
                                                            ---------------       -------------       --------------
        Net cash used in investing activities                    (109,202)          (121,161)         (117,764)
                                                            ---------------       -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Issuance of Common Stock                                                                        70,546
        Borrowings under line of
           credit arrangements and long-term debt                  52,000            275,777           165,934
        Principal payments on line of credit
           arrangements and debt                                   (3,577)          (140,900)         (100,434)
        Purchase of Treasury Stock                                                    (1,839)
        Dividends to Share Owners                                 (26,857)           (24,113)          (20,888)
                                                            ---------------       -------------       --------------
        Net cash provided by (used in) financing
           activities                                              21,566            108,925           115,158
                                                            ---------------       -------------       --------------

INCREASE (DECREASE) IN CASH                                           210               (719)              953
CASH AT BEGINNING OF YEAR                                             305              1,024                71
                                                            ---------------       -------------       --------------
CASH AT END OF YEAR                                            $      515        $       305           $ 1,024
                                                            ===============       =============       ==============





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

NOTE 1 - DEBT

At December 31, 1998, the Company had borrowed $30.0 million under its $70 million revolving line of credit and an additional $18.5 million of bank borrowings. $75.0 million of Senior Notes due 2004, $44.9 million of Medium-Term Notes due 2011, $69.6 million of subordinated debentures due 2024, $77.3 million of subordinated debentures due 2027 and $118.6 million of subordinated debentures due 2003 were outstanding at December 31, 1998. The subordinated debentures were issued to affiliates in connection with the issuance by such affiliates of 9% Cumulative Monthly Income Preferred Securities, Series A; 8.25% Trust Originated Preferred Securities (TOPrS); and 6.5% Trust Originated Preferred Securities (TOPrS) issued as part of the Company's FELINE PRIDES, respectively.


NOTE 2 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                           1998          1997          1996
CASH PAID (RECEIVED) DURING THE YEAR FOR:

              Interest Paid to Non-Affiliates                        $    9,285        $  8,244     $  6,809

              Interest Paid to Subsidiary*                               20,351          10,768        6,266
                                                                      ----------     -----------    ---------
                                                                     $   29,636        $ 19,012     $ 13,075
                                                                      ==========     ===========    =========
              Income Taxes (reduced by amounts received
                from affiliates under a tax sharing agreement)       $     (464)       $ (2,026)    $  2,148
                                                                      ==========     ===========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES

              Reissuance of Treasury Stock to ESOP                   $      205        $     85     $    669
                                                                      ==========     ===========    =========
              Unallocated Stock in ESOP                              $      315        $    333     $    334
                                                                      ==========     ===========    =========
              Reissuance of Treasury Stock                           $    3,097        $  1,383     $    261
                                                                      ==========     ===========    =========
              Issuance of Common Stock                               $   85,126
                                                                      ==========


NOTE 3 - SUBSIDIARY SURPLUS DEBENTURES

Protective Life Insurance Company ("Protective Life") has issued surplus debentures to the Company in order to finance acquisitions and growth. At December 31, 1998, the balance of the surplus debentures was $18 million. The surplus debentures are included in receivables from subsidiaries. Protective Life must obtain the approval of the Tennessee Commissioner of Insurance before it may pay interest or repay principal on the surplus debenture.







*Eliminated in consolidation.




               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                 (in thousands)



         COL. A                             COL. B       COL. C     COL. D         COL. E         COL. F            COL. G

                                                                                   GIC and
                                                         Future                    Annuity          Net
                                           Deferred      Policy                 Deposits and     Premiums
                                            Policy      Benefits                    Other           and               Net
                                          Acquisition      and     Unearned    Policyholders'     Policy          Investment
         Segment                             Costs       Claims    Premiums         Funds          Fees            Income(1)
Year Ended
  December 31, 1998:
           Individual Life                $ 301,941   $1,054,253 $       355    $     10,802       $126,166        $  55,903
           West Coast                       144,455    1,006,280           0          77,254         22,380           63,492
           Acquisitions                     255,347    1,383,759         553         233,846         96,735          112,154
           Dental                            23,836      114,693       5,728          81,572        286,235           15,995
           Financial Institutions            39,212      215,451     385,006         105,434        112,272           25,313
           Guaranteed Investment
             Contracts                        1,448      172,674           0       2,691,697              0          213,136
           Investment Products               75,177      194,726           0       1,233,528         18,809          105,890
           Corporate and Other                    9          944          39              88            198           44,513
           -----------------------------------------------------------------------------------------------------------------
           TOTAL                           $841,425   $4,142,780    $391,681      $4,434,221       $662,795         $636,396
           =================================================================================================================
 Year Ended
   December 31, 1997:
           Individual Life                 $252,321  $   920,924  $      356    $     16,334      $ 127,480       $   54,647
           West Coast                       108,126      739,463           0          95,495         14,122           30,194
           Acquisitions                     138,052    1,025,340       1,437         311,151        102,635          110,155
           Dental                            22,459      120,925       6,541          80,564        193,239           24,202
           Financial Institutions            52,837      159,422     391,085           6,791         72,263           16,462
           Guaranteed Investment
             Contracts                        1,785      180,690           0       2,684,676              0          211,915
           Investment Products               56,074      177,150           0       1,184,268         12,367          105,321
           Corporate and Other                1,083          380       1,438             183            229           38,480
           -----------------------------------------------------------------------------------------------------------------
           TOTAL                           $632,737   $3,324,294    $400,857      $4,379,462       $522,335         $591,376
           =================================================================================================================
 Year Ended
  December 31, 1996:
           Individual Life                 $220,232  $   793,370    $    685     $    15,577       $116,710        $  48,478
           Acquisitions                     156,172    1,117,159       1,087         251,450        106,543          106,015
           Dental                            27,944      119,010       5,957          83,632        188,633           16,540
           Financial Institutions            32,040      119,242     253,153           1,880         73,422           13,941
           Guaranteed Investment
             Contracts                        1,164      149,756           0       2,474,728              0          214,369
           Investment Products               50,657      149,742           0       1,120,557          8,189           98,767
           Corporate and Other                  175          170          55             192            656           19,373
           -----------------------------------------------------------------------------------------------------------------
           TOTAL                           $488,384   $2,448,449    $260,937      $3,948,016       $494,153         $517,483
           =================================================================================================================


           SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (con't)
                  PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                 (in thousands)


COL. A                                     COL. H      COL. I       COL. J

                                                      Amortization
                                           Benefits   of Deferred
                                             and         Policy       Other
                                         Settlement   Acquisition   Operating
         Segment                           Expenses       Costs     Expenses(1)
Year Ended
  December 31, 1998:
           Individual Life                $ 106,306   $   30,543   $   48,231
           West Coast                        54,617        4,924        5,354
           Acquisitions                     112,051       18,894       28,194
           Dental                           195,903       10,352       78,809
           Financial Institutions            52,629       28,526       55,197
           Guaranteed Investment
             Contracts                      178,745          735        2,876
           Investment Products               85,045       17,213       19,637
           Corporate and Other                  469            1       10,440
           --------------------------------------------------------------------
           TOTAL                           $785,765   $  111,188    $ 248,738
           =====================================================================
 Year Ended
  December 31, 1997:
           Individual Life                 $114,678   $   27,374  $   37,921
           West Coast                        28,304          961       6,849
           Acquisitions                     116,506       16,606      24,050
           Dental                           134,384       15,711      52,365
           Financial Institutions            27,643       30,812      21,120
           Guaranteed Investment
             Contracts                      179,235          618       3,946
           Investment Products               82,019       15,110      15,749
           Corporate and Other                  339           35      15,617
           ---------------------------------------------------------------------
           TOTAL                           $683,108   $  107,227    $177,617
           =====================================================================
 Year Ended
  December 31, 1996:
           Individual Life                 $ 96,404  $    28,393   $  40,969
           Acquisitions                     118,181       17,162      25,186
           Dental                           143,944        5,326      52,956
           Financial Institutions            42,781       24,900      11,660
           Guaranteed Investment
             Contracts                      169,927          509       3,851
           Investment Products               73,093       14,710      15,323
           Corporate and Other                  710           30      12,247
           ---------------------------------------------------------------------
           TOTAL                           $645,040   $   91,030    $162,192
           =====================================================================



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





                                                 SCHEDULE IV - REINSURANCE
                                       PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                                  (dollars in thousands)


                 COL. A                 COL. B          COL. C             COL. D             COL. E         COL. F

                                                                                                           Percentage
                                                       Ceded to          Assumed from                      of Amount
                                         Gross           Other              Other               Net        Assumed to
                                         Amount        Companies          Companies            Amount          Net
---------------------------------------------------------------------------------------------------------------------
Year Ended
      December 31, 1998:
          Life insurance
              in force                $  91,980,657   $  64,846,246     $   18,010,434     $  45,144,845        39.9%
======================================================================================================================

          Premiums and
              policy fees:
              Life insurance          $     537,000   $     294,363     $       87,964     $     330,601        26.6%
              Accident/health
                insurance                   456,378         164,852             14,279           305,805         4.7%
              Property and liability
                insurance                    26,389               0                  0            26,389         0.0%
----------------------------------------------------------------------------------------------------------------------
              TOTAL                      $1,019,767   $     459,215     $      102,243     $     662,795

======================================================================================================================
Year Ended
      December 31, 1997:
          Life insurance
              in force                 $ 78,240,282   $  34,139,554     $   11,013,202     $  55,113,930        20.0%
=======================================================================================================================

          Premiums and
              policy fees:
              Life insurance           $    387,108   $     147,184     $       74,738     $     314,662        23.8%
              Accident/health
                insurance                   378,704         187,539             10,510           201,675         5.3%
              Property and liability
                insurance                     6,139             176                 35             5,998         0.6%
-----------------------------------------------------------------------------------------------------------------------
              TOTAL                    $    771,951   $     334,899      $      85,283     $     522,335
=======================================================================================================================

Year Ended
      December 31, 1996:
          Life insurance
              in force                 $ 53,052,020   $  18,840,221      $  16,275,386     $  50,487,185        32.2%
=======================================================================================================================

          Premiums and
              policy fees:
              Life insurance           $    272,331   $     113,487      $     129,717     $     288,561        45.0%
              Accident/health
                insurance                   370,812         194,687             29,467           205,592        14.3%
-----------------------------------------------------------------------------------------------------------------------
              TOTAL                    $    643,143   $     308,174      $     159,184     $     494,153
=======================================================================================================================


                             EXHIBITS TO FORM 10-K
                                       OF
                          PROTECTIVE LIFE CORPORATION
                                    FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 1998

                               INDEX TO EXHIBITS

3(a)...........................................................
3(b)...........................................................
13.............................................................
21.............................................................
23.............................................................
24.............................................................
27.............................................................
99.............................................................