Form 10-K/A
period 1998-12-31
PROTECTIVE LIFE CORP
filed 1999-03-31
CIK 355429

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

                                                PROTECTIVE LIFE CORPORATION


                                                By:/s/Drayton Nabers, Jr.
                                                   Drayton Nabers, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer
March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signature                        Capacity in Which Signed                            Date


/s/Drayton Nabers, Jr.             Chairman of the Board and                             March 30, 1999
DRAYTON NABERS, JR.                Chief Executive Officer
                                   (Principal Executive Officer)
                                   and Director


/s/John D. Johns                  President and Chief Operating Officer                  March 30, 1999
JOHN D. JOHNS                     (Principal Financial Officer)
                                  and Director


/s/Jerry W. DeFoor                Vice President and Controller,                         March 30, 1999
JERRY W. DEFOOR                   and Chief Accounting Officer
                                  (Principal Accounting Officer)








        *                         Chairman Emeritus and                                  March 30, 1999
WILLIAM J. RUSHTON III            Director



        *                         Director                                               March 30, 1999
WILLIAM J. CABANISS, JR.



        *                         Director                                               March 30, 1999
JOHN J. MCMAHON, JR.


        *                         Director                                               March 30, 1999
A. W. DAHLBERG


        *                         Director                                               March 30, 1999
RONALD L. KUEHN, JR.


        *                         Director                                               March 30, 1999
HERBERT A. SKLENAR


        *                         Director                                               March 30, 1999
JAMES S. M. FRENCH


        *                         Director                                               March 30, 1999
ROBERT A. YELLOWLEES


        *                         Director                                               March 30, 1999
ELAINE L. CHAO


        *                         Director                                               March 30, 1999
DONALD M. JAMES


        *                         Director                                               March 30, 1999
J. GARY COOPER


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