Form 10-Q
period 1999-03-31
PROTECTIVE LIFE CORP
filed 1999-05-14
CIK 355429

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

                  For the quarterly period ended MARCH 31, 1999

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

                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of May 7, 1999:
64,474,339 shares.

                           PROTECTIVE LIFE CORPORATION



                                      INDEX



Part I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants......................................
        Consolidated Condensed Statements of Income for the Three
          Months ended March 31, 1999 and 1998 (unaudited).....................
        Consolidated Condensed Balance Sheets as of March 31, 1999
          (unaudited) and December 31, 1998....................................
        Consolidated Condensed Statements of Cash Flows for the
          Three Months ended March 31, 1999 and 1998 (unaudited)...............
        Notes to Consolidated Condensed Financial Statements (unaudited).......
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................
PART II.  OTHER INFORMATION:
   Item 4.  Submission of Matters to a Vote of Security Holders................
   Item 6.  Exhibits and Reports on Form 8-K...................................
Signature......................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Share Owners
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of March 31, 1999, and the related consolidated condensed statements of income and consolidated condensed statements of cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, share-owners' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                   PricewaterhouseCoopers LLP

Birmingham, Alabama
April 23, 1999

                           PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)


                                                                                                            THREE MONTHS ENDED
                                                                                                                MARCH 31
                                                                                                         ------------------------
                                                                                                           1999           1998
                                                                                                           ----           ----
REVENUES
Premiums and policy fees                                                                                 $ 315,369       $242,832
Reinsurance ceded                                                                                         (117,952)       (93,647)
                                                                                                         ---------      ---------
  Premiums and policy fees, net of reinsurance ceded                                                       197,417        149,185
Net investment income                                                                                      162,435        157,649
Realized investment gains                                                                                    1,326             11
Other income                                                                                                18,003         13,515
                                                                                                         ---------      ---------
                                                                                                           379,181        320,360
                                                                                                         ---------      ---------
BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
  1999 - $63,686; 1998 - $57,363)                                                                          213,093        187,724
Amortization of deferred policy acquisition costs                                                           30,952         24,835
Other operating expenses (net of reinsurance ceded:
  1999 - $30,404; 1998 - $31,709)                                                                           73,187         57,755
                                                                                                         ---------      ---------
                                                                                                           317,232        270,334

INCOME BEFORE INCOME TAX AND MINORITY
  INTEREST                                                                                                  61,949         50,026

Income tax expense                                                                                          22,301         17,009
                                                                                                         ---------       --------

INCOME BEFORE MINORITY INTEREST                                                                             39,648         33,017

Minority interest in net income
  of consolidated subsidiaries                                                                               3,025          3,024
                                                                                                        ----------       --------

NET INCOME                                                                                               $  36,623       $ 29,993
                                                                                                         =========       ========

NET INCOME PER SHARE - BASIC                                                                           $       .56     $      .48
                                                                                                       ===========     ==========

NET INCOME PER SHARE - DILUTED                                                                         $       .56     $      .47
                                                                                                       ===========     ==========

DIVIDENDS PAID PER SHARE                                                                               $       .11     $      .10
                                                                                                       ===========     ==========

Average shares outstanding - basic                                                                      65,489,805     62,606,735

Average shares outstanding - diluted                                                                    66,075,522     63,226,180


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                                           PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Dollars in thousands)
                                                                                    MARCH 31             DECEMBER 31
                                                                                     1999                   1998
                                                                                -------------------------------------
ASSETS                                                                            (Unaudited)
  Investments:
    Fixed maturities                                                              $ 6,361,736         $ 6,437,756
    Equity securities                                                                  27,023              12,258
    Mortgage loans on real estate                                                   1,782,272           1,622,903
    Investment real estate, net                                                        15,160              14,868
    Policy loans                                                                      231,977             232,670
    Other long-term investments                                                        75,984              69,906
    Short-term investments                                                             94,153             216,249
                                                                                -------------        ------------
        Total investments                                                           8,588,305           8,606,610
    Cash                                                                               49,348               9,486
    Accrued investment income                                                         103,468             102,359
    Accounts and premiums receivable, net                                              49,534              40,794
    Reinsurance receivables                                                           769,703             756,370
    Deferred policy acquisition costs                                                 867,232             841,425
    Goodwill, net                                                                     202,531             202,615
    Property and equipment, net                                                        54,467              50,585
    Other assets                                                                       83,513              76,211
    Assets related to separate accounts
        Variable annuity                                                            1,365,035           1,285,952
        Variable universal life                                                        17,752              13,606
        Other                                                                           3,478               3,482
                                                                               --------------      --------------
                                                                                  $12,154,366         $11,989,495
                                                                                =============      ==============
LIABILITIES
    Policy liabilities and accruals                                               $ 4,622,173         $ 4,534,461
    Guaranteed investment contract account balances                                 2,729,461           2,691,697
    Annuity account balances                                                        1,529,189           1,519,820
    Other policyholders' funds                                                        217,340             222,704
    Other liabilities                                                                 295,173             327,108
    Accrued income taxes                                                                2,806             (15,200)
    Deferred income taxes                                                              14,453              44,636
    Debt                                                                              191,437             152,286
    Liabilities related to separate accounts
        Variable annuity                                                            1,365,035           1,285,952
        Variable universal life                                                        17,752              13,606
        Other                                                                           3,478               3,482
                                                                               --------------      --------------
    Total Liabilities                                                              10,988,297          10,800,301
                                                                               --------------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
    IN COMPANY'S SUBORDINATED DEBENTURES
    9% Cumulative Monthly Income Preferred Securities, Series A                        55,000              55,000
    8.25% Trust Originated Preferred Securities                                        75,000              75,000
    6.5% FELINE PRIDES                                                                115,000             115,000
                                                                                 ------------       -------------
                                                                                      245,000             245,000
                                                                                 ------------       -------------
SHARE-OWNERS' EQUITY
    Preferred Stock, $1 par value
        Shares authorized: 3,600,000; Issued: none
    Junior Participating Cumulative Preferred Stock, $1 par value
        Shares authorized: 400,000; Issued:  none
    Common Stock, $0.50 par value                                                      34,667              34,667
        Shares authorized:  160,000,000
        Shares issued:  69,333,117
    Additional paid-in capital                                                        255,209             254,705
    Treasury stock (1999 - 4,858,778 shares; 1998 - 4,898,100 shares)                 (13,035)            (13,140)
    Stock held in trust (1999 - 10,950 shares)                                           (366)
    Unallocated stock in Employee Stock Ownership Plan
        (1999 - 1,220,534 shares; 1998 -1,291,194 shares)                              (4,043)             (4,277)
    Retained earnings                                                                 646,717             617,182
    Accumulated other comprehensive income
        Net unrealized gains on investments
        (net of income tax: 1999 - $1,033; 1998 - $29,646)                              1,920              55,057
                                                                                -------------       -------------
    Total share-owners' equity                                                        921,069             944,194
                                                                                -------------       -------------
                                                                                  $12,154,366         $11,989,495
                                                                                =============       =============
SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                          -------------------------------
                                                                                                 1999           1998
                                                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                               $     36,623   $     29,993
  Adjustments to reconcile net income to net cash provided by operating activities:
        Realized investment gains                                                                (1,326)           (11)
        Amortization of deferred policy acquisition costs                                        30,952         24,835
        Capitalization of deferred policy acquisition costs                                     (48,557)       (43,931)
        Depreciation expense                                                                      2,119          1,964
        Deferred income taxes                                                                    (1,570)        (1,224)
        Accrued income taxes                                                                     18,006         10,207
        Amortization of goodwill                                                                  1,255            271
        Interest credited to universal life and investment products                              85,361         84,729
           Policy fees assessed on universal life and investment products                       (36,243)       (34,045)
        Change in accrued investment income and other receivables                               (24,066)         8,056
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                                37,398        114,125
        Change in other liabilities                                                             (31,051)       (48,076)
        Other (net)                                                                              13,381        (18,923)
                                                                                           ------------  -------------
  Net cash provided by operating activities                                                      82,281        127,970
                                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                        3,696,797      1,806,667
        Other                                                                                    59,209         76,911
  Sale of investments
        Investments available for sale                                                          214,724        145,772
        Other                                                                                    47,959        234,634
  Cost of investments acquired
        Investments available for sale                                                       (3,947,000)    (2,047,391)
        Other                                                                                  (163,781)      (281,852)
  Acquisitions and bulk reinsurance assumptions
  Purchase of property and equipment                                                             (5,605)        (2,684)
  Sale of property and equipment                                                                      0             22
                                                                                        ------------------------------
  Net cash used in investing activities                                                         (97,698)       (67,921)
                                                                                           ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                           331,100        304,500
  Principal payments on line of credit arrangements and debt                                   (311,698)      (304,500)
  Dividends to share owners                                                                      (7,088)        (6,178)
  Investment product deposits and changes in universal life deposits                            401,145        330,148
  Investment product withdrawals                                                               (358,180)      (431,521)
                                                                                            -----------   ------------
  Net cash provided by (used in) financing activities                                            55,279       (107,551)
                                                                                            -----------   ------------

INCREASE (DECREASE) IN CASH                                                                      39,862        (47,502)
CASH AT BEGINNING OF PERIOD                                                                       9,486         47,502
                                                                                           ------------  -------------
CASH AT END OF PERIOD                                                                       $    49,348     $        0
                                                                                            ==========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period:
     Interest on debt                                                                         $   2,681     $    1,558
     Income taxes                                                                             $       0     $    8,554

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Unallocated stock in ESOP                                                                   $     264     $      315
  Reissuance of treasury stock                                                                $     580
  Treasury shares acquired by trust                                                           $    (366)
  Acquisitions
     Assets acquired                                                                                        $    3,398
     Liabilities assumed                                                                                          (347)
     Reissuance of treasury stock                                                                               (3,005)
                                                                                                            -------------
     Net                                                                                                    $       46
                                                                                                            =============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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

         A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. The Company and its subsidiaries, like other insurers, in the ordinary course of business, are involved in such litigation or alternatively in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.


NOTE C - GUARANTEED PREFERRED BENEFICIAL INTERESTS

         In 1994 a special purpose finance subsidiary of the Company, PLC Capital L.L.C. ("PLC Capital"), issued $55 million of 9% Cumulative Monthly Income Preferred Securities, Series A ("MIPSSM"). On April 29, 1997, another special purpose finance subsidiary, PLC Capital Trust I issued $75 million of 8.25% Trust Originated Preferred Securities ("TOPrSSM"). The MIPS and 8.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the MIPS and 8.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital and PLC Capital Trust I's obligations with respect to the MIPS and 8.25% TOPrS.

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

         On November 20, 1997, another special purpose finance subsidiary, PLC Capital Trust II, issued $115 million of FELINE PRIDESSM which are comprised of a stock purchase contract and a beneficial ownership of 6.5% TOPrS. The sole assets of PLC Capital Trust II are $118.6 million of Protective Life Corporation 6.5% Subordinated Debentures due 2003, Series C. Under the stock purchase contract, on February 16, 2001, the holders will purchase shares of the Company's Common Stock from the Company. The holders may generally settle the contract in cash or by exercising their right to put, in effect, the 6.5% TOPrS back to the Company. The shares of Common Stock issuable range from approximately 3.5 million shares if the price of the Company's Common Stock is greater than or equal to $32.52 to approximately 4.3 million shares if the stock price is less than or equal to $26.66. The 6.5% TOPrS are guaranteed on a subordinated basis by the Company. Dividends on the 6.5% TOPrS may be deferred until maturity. The dividend rate on the 6.5% TOPrS which remain outstanding after February 16, 2001, will be reset by a formula specified in the agreement.

         The MIPS, 8.25% TOPrS, and FELINE PRIDES are reported in the accompanying balance sheets as "guaranteed preferred beneficial interests in Company's subordinated debentures" and the related dividends are reported in the accompanying statements of income as "minority interest in net income of consolidated subsidiaries".

NOTE D - OPERATING SEGMENTS

         The Company operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products and retirement savings and investment products. The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the reclassification and tax effecting of pretax minority interest in the Corporate and Other segment, and the recognition of income tax expense. There are no asset adjustments.

                                                               OPERATING SEGMENT INCOME FOR THE
                                                               THREE MONTHS ENDED MARCH 31, 1999
                                             --------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                                                                SPECIALTY INSURANCE
                                                       LIFE INSURANCE                                 PRODUCTS
                                            -------------------------------------------     ----------------------------
                                                                                             DENTAL AND
                                            INDIVIDUAL                                       CONSUMER       FINANCIAL
                                               LIFE         WEST COAST     ACQUISITION       BENEFITS      INSTITUTIONS
                                            ----------      ----------     ------------      ---------      ------------
Premiums and policy fees                     $64,420          $18,328        $41,105          $119,349        $66,753
Reinsurance ceded                            (37,469)         (12,788)        (8,597)          (17,535)       (41,563)
                                             -------          -------       --------         ---------        -------
  Net of reinsurance ceded                    26,951            5,540         32,508           101,814         25,190
Net investment income                         15,588           18,042         33,316             4,105          5,902
Realized investment gains (losses)
Other income                                   9,522               (6)            (9)              612          5,425
                                            --------        ---------     ----------         ---------       --------
     Total revenues                           52,061           23,576         65,815           106,531         36,517
                                             -------          -------        -------          --------        -------
Benefits and settlement expenses              18,922           14,589         35,523            67,901         11,310
Amortization of deferred policy
 acquisition costs                             8,825            1,405          6,094             2,538          6,515
Other operating expenses                      15,500            2,000          6,605            27,092         13,458
                                             -------         --------       --------          --------       --------
     Total benefits and expenses              43,247           17,994         48,222            97,531         31,283
                                             -------          -------        -------          --------       --------
Income before income tax                     $ 8,814          $ 5,582        $17,593          $  9,000       $  5,234
                                             =======          =======        =======          ========       ========


                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS
                                        -----------------------------
                                         GUARANTEED                           CORPORATE
                                         INVESTMENT        INVESTMENT           AND                          TOTAL
                                          CONTRACTS          PRODUCTS          OTHER      ADJUSTMENTS     CONSOLIDATED
                                         ----------        ----------         --------    -----------    ------------

Premiums and policy fees                                     $ 5,382         $     32                       $315,369
Reinsurance ceded                                                                                           (117,952)
                                                          ----------        ---------                       --------
  Net of reinsurance ceded                                     5,382               32                        197,417
Net investment income                      $51,650            25,566            8,266                        162,435
Realized investment gains (losses)           3,070               648                         $(2,392)          1,326
Other income                                                   2,384               75                         18,003
                                        ----------          --------         --------     ----------       ---------
     Total revenues                         54,720            33,980            8,373         (2,392)        379,181
                                           -------           -------          -------        -------        --------
Benefits and settlement expenses            43,927            20,859               62                        213,093
Amortization of deferred policy
 acquisition costs                             192             5,379                4                         30,952
Other operating expenses                       741             4,682            7,763         (4,654)         73,187
                                          --------           -------           ------        -------        --------
     Total benefits and expenses            44,860            30,920            7,829         (4,654)        317,232
                                           -------           -------           ------        -------        --------
Income before income tax                     9,860             3,060              544                         61,949
Income tax expense                                                                            22,301          22,301
Minority interest                                                                              3,025           3,025
                                                                                                           ---------
     Net income                                                                                             $ 36,623
                                                                                                            ========



                                                               OPERATING SEGMENT INCOME FOR THE
                                                                THREE MONTHS ENDED MARCH 31, 1998
                                             --------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                             PRODUCTS
                                             -----------------------------------------       --------------------------
                                                                                             DENTAL AND
                                            INDIVIDUAL                                        CONSUMER       FINANCIAL
                                                LIFE       WEST COAST     ACQUISITIONS        BENEFITS     INSTITUTIONS
                                             ---------      ---------     ------------       ----------    ------------
Premiums and policy fees                     $52,294        $17,686          $28,525           $76,467        $63,706
Reinsurance ceded                            (18,275)       (10,466)          (4,322)          (25,326)       (35,258)
                                             -------        -------         --------           -------        -------
 Net of reinsurance ceded                     34,019          7,220           24,203            51,141         28,448
Net investment income                         14,043         15,012           26,732             3,974          6,281
Realized investment gains (losses)
Other income                                   7,031                                               599          5,097
                                            --------     ----------       ----------          --------       --------
     Total revenues                           55,093         22,232           50,935            56,176         39,490
                                             -------        -------          -------           -------        -------
Benefits and settlement expenses              27,191         15,395           29,064            35,363         15,503
Amortization of deferred policy
  acquisition costs                            7,172            (12)           4,541             2,970          5,649
Other operating expense                       14,363          2,391            5,856            14,079         14,348
                                             -------       --------          -------           -------        -------
     Total benefits and expenses              48,726         17,774           39,461            52,412         35,500
                                             -------        -------          -------           -------        -------
Income before income tax                       6,367          4,458           11,474             3,302          4,326




                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS
                                     --------------------------------
                                         GUARANTEED                          CORPORATE
                                         INVESTMENT        INVESTMENT           AND                         TOTAL
                                          CONTRACTS          PRODUCTS          OTHER      ADJUSTMENTS    CONSOLIDATED

Premiums and policy fees                                     $ 4,062          $     92                      $242,832
Reinsurance ceded                                                                                            (93,647)
                                       -----------        ----------        ----------                     ---------
 Net of reinsurance ceded                                      4,062                92                       149,185
Net investment income                      $53,435            26,240            11,909                       157,626
Realized investment gains (losses)            (433)              (87)                       $    531              11
Other                                                          1,992            (1,201)                       13,518
                                       -----------           -------           -------    ----------       ---------
     Total revenues                         53,002            32,207            10,800           531         320,513
                                           -------           -------           -------      --------        --------
Benefits and settlement expenses            44,656            20,269               283                       187,724
Amortization of deferred policy
 acquisition costs                             174             4,330                11                        24,835
Other operating expenses                       185             4,675             6,511        (4,653)         57,755
                                          --------           -------            ------       -------        --------
     Total benefits and expenses            45,015            29,274             6,805        (4,653)        270,334
                                           -------           -------            ------       -------        --------
Income before tax                            7,987             2,933             3,995                        50,026
Income tax expense                                                                            17,009          17,009
Minority interest                                                                              3,024           3,024
                                                                                                           ---------
     Net income                                                                                             $ 29,993
                                                                                                            ========



                                                                 OPERATING SEGMENT ASSETS
                                                                     MARCH 31, 1999
                                             --------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                                  PRODUCTS
                                             -----------------------------------------      --------------------------
                                                                                            DENTAL AND
                                            INDIVIDUAL                                       CONSUMER       FINANCIAL
                                               LIFE        WEST COAST     ACQUISITIONS        BENEFITS     INSTITUTIONS
                                            -----------    -----------    ------------      ----------     ------------

Investments and other assets                 $1,110,375     $1,162,824      $1,551,513        $279,665       $653,944
Deferred policy acquisition costs
   and goodwill                                 316,898        152,029         249,253         225,228         40,087
                                            -----------    -----------     -----------        --------      ---------
     Total assets                            $1,427,273     $1,314,853      $1,800,766        $504,893       $694,031
                                             ==========     ==========      ==========        ========       ========


                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS
                                           ------------------------------
                                            GUARANTEED                                 CORPORATE
                                            INVESTMENT       INVESTMENT                     AND               TOTAL
                                             CONTRACTS         PRODUCTS                   OTHER          CONSOLIDATED
                                           ------------     ------------               ----------        ------------

Investments and other assets                 $2,888,250       $2,851,155                 $586,877         $11,084,603
Deferred policy acquisition costs
   and goodwill                                   1,453           84,696                      119           1,069,763
                                           ------------      -----------                 --------        ------------
     Total assets                            $2,889,703       $2,935,851                 $586,996         $12,154,366
                                             ==========       ==========                 ========         ===========



                                                                 OPERATING SEGMENT ASSETS
                                                                     DECEMBER 31, 1998
                                        -------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                                  PRODUCTS
                                        ----------------------------------------------     ----------------------------
                                                                                             DENTAL AND
                                            INDIVIDUAL                                        CONSUMER      FINANCIAL
                                               LIFE         WEST COAST     ACQUISITIONS       BENEFITS     INSTITUTIONS

Investments and other assets               $1,083,388       $1,149,642      $1,600,123        $272,586       $655,684
Deferred policy acquisition costs
   and goodwill                               301,941          144,455         255,347         223,953         41,710
                                          -----------      -----------     -----------        --------      ---------
     Total assets                          $1,385,329       $1,294,097      $1,855,470        $496,539       $697,394
                                           ==========       ==========      ==========        ========       ========


                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS
                                           -------------------------------
                                            GUARANTEED                                 CORPORATE
                                            INVESTMENT       INVESTMENT                   AND              TOTAL
                                             CONTRACTS         PRODUCTS                  OTHER          CONSOLIDATED

                                          -------------     ------------             ------------        ------------
Investments and other assets                 $2,869,304       $2,545,364                 $769,364         $10,945,455
Deferred policy acquisition costs
   and goodwill                                   1,448           75,177                        9           1,044,040
                                           ------------     ------------             ------------        ------------
     Total assets                            $2,870,752       $2,620,541                 $769,373         $11,989,495
                                             ==========       ==========                 ========         ===========



NOTE E - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1999 and for the three months then ended, the Company's life insurance subsidiaries had consolidated share-owner's equity and net income prepared in conformity with statutory reporting practices of $538.9 million and $32.2 million, respectively.


NOTE F - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owners' equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect the Company's operations, its reported share-owners' equity will fluctuate significantly as interest rates change.

        The Company's balance sheets at March 31, 1999 and December 31, 1998, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                              MARCH 31, 1999                 DECEMBER 31, 1998
                                                              --------------                 -----------------
                                                                             (IN THOUSANDS)

        Total investments                                    $  8,578,351                       $  8,501,646
        Deferred policy acquisition costs                         875,518                            857,948
        All other assets                                        2,698,829                          2,545,197
                                                             ------------                       ------------
                                                              $12,152,698                        $11,904,791
                                                              ===========                        ===========

        Deferred income taxes                               $      14,705                      $      12,798
        All other liabilities                                  10,973,844                         10,757,856
                                                              -----------                        -----------
                                                               10,988,549                         10,770,654
        Guaranteed preferred beneficial
           interests in Company's sub-
           ordinated debentures                                   245,000                            245,000
        Share-owners' equity                                      919,149                            889,137
                                                            -------------                      -------------
                                                              $12,152,698                        $11,904,791
                                                              ===========                        ===========


NOTE G - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not currently use derivative financial instruments for trading purposes. Combinations of options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the ledged asset. No realized investment gains or losses were deferred in the first three months of 1999 or the full year of 1998. At March 31, 1999, options with a notional amount of $600 million were in a $0.5 million net unrealized loss position.

         The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. At March 31, 1999, interest rate swap contracts, swaptions, caps and floors with a notional amount of $1.0 billion were in an $8.0 million net unrealized gain position. During the three months ended March 31, 1999, a $2.1 million loss was recognized on interest rate swap contracts, with a notional amount of $130.0 million related to the Company's MIPS and 8.25% TOPrS.


NOTE H - NET INCOME PER SHARE

         Net income per share - basic is net income divided by the average number of shares of Common Stock outstanding including shares that are issuable under various deferred compensation plans.

         Net income per share - diluted is adjusted net income divided by the average number of shares outstanding including all dilutive potentially issuable shares that are issuable under various stock-based compensation plans and stock purchase contracts.

         A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the three months ended March 31 is summarized as follows:

                                           RECONCILIATION OF NET INCOME AND
                                              AVERAGE SHARES OUTSTANDING

                                                                                               MARCH 31
                                                                                       1999                1998
                                                                                       ----                ----

Net income                                                                              $36,623(1)          $29,993(1)
Dividends on FELINE PRIDES                                                              -------             --------

Adjusted net income                                                                     $36,623             $29,993
                                                                                        =======             =======

Average shares issued and outstanding                                                64,446,665          61,754,156
Issuable under various deferred compensation plans                                    1,043,140             852,579
                                                                                    -----------        ------------
Average shares outstanding - basic                                                   65,489,805          62,606,735
Stock appreciation rights                                                               187,516             144,145
Issuable under various other stock-based compensation plans                             398,201(1)          475,300(1)
FELINE PRIDES stock purchase contracts                                              -----------         -----------
Average shares outstanding - diluted                                                 66,075,522          63,226,180
                                                                                     ==========          ==========



1 Excluded because the effect is anti-dilutive.

NOTE I - COMPREHENSIVE INCOME (LOSS)

         The  following  table sets  forth the  Company's  comprehensive  income
(loss) for the three months ended March 31, 1999 and 1998:

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                --------------------------------
                                                                                           (IN THOUSANDS)
                                                                                  1999                     1998
                                                                                  ----                     ----

         Net income                                                              $ 36,623                 $29,993
         Increase (decrease) in net unrealized gains
             on investments (net of income tax:
             1999 - $(28,149); 1998 - $83)                                        (52,275)                    107
         Reclassification adjustment for amounts included
             in net income (net of income tax:
             1999 - $(464); 1998 - $(4))                                             (862)                      7
                                                                               ----------              ----------
         Comprehensive income (loss)                                             $(16,514)                $30,093
                                                                                 ========                 =======


NOTE J - ACQUISITIONS

         In September 1998, the Company acquired United Dental Care, Inc. ("United Dental Care"). The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.

         Summarized below are the consolidated results of operations for the three months ended March 31, 1998, on an unaudited pro forma basis, as if the United Dental Care acquisition had occurred as of January 1, 1998. The pro forma information is based on the Company's consolidated results of operations for the three months ended March 31, 1998, and on data provided by United Dental Care, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                                                 THREE MONTHS ENDED
                                                                                   MARCH 31, 1998
                                                                                ---------------------
                                                                                   (IN THOUSANDS)
                                                                                    (UNAUDITED)

         Total revenues                                                           $    361,841
         Net income                                                               $     30,211
         Net income per share-basic                                               $       0.46
         Net income per share-diluted                                             $       0.46



NOTE K - STOCK HELD IN TRUST

         The Company sponsors a deferred compensation plan for certain of its agents in the form of a trust. Company stock owned by the trust is accounted for as treasury stock under generally accepted accounting principles.


NOTE L - RECLASSIFICATIONS

         Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets or share-owners' equity.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Protective Life Corporation is a holding company whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company is the Company's principal operating subsidiary.

         Unless the context otherwise requires, the "Company" refers to the consolidated group of Protective Life Corporation and its subsidiaries.

         The Company operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The Company's Divisions are: Individual Life, West Coast, Acquisitions, Dental and Consumer Benefits (Dental), Financial Institutions, Guaranteed Investment Contracts (GIC), and Investment Products. The Company also has an additional business segment which is Corporate and Other.

         This report includes "forward-looking statements" which express the expectations of future events and/or results. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to
Exhibit 99 for more information about factors which could affect future results.


                              RESULTS OF OPERATIONS

PREMIUMS AND POLICY FEES

         The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (premiums and policy fees) and the percentage change from the prior period:

                                               PREMIUMS AND POLICY FEES
                 THREE MONTHS            -----------------------------------
                 ENDED                      AMOUNT               PERCENTAGE
                 MARCH 31               (IN THOUSANDS)            INCREASE
                 -------------          ---------------          ------------

                  1998                     $149,358                 15.3%
                  1999                      197,417                 32.2

         Premiums and policy fees increased $48.1 million or 32.2% in the first three months of 1999 over the first three months of 1998. Premiums and policy fees in the Individual Life and West Coast Divisions decreased $7.1 million and $1.7 million, respectively, in the first three months of 1999 as compared to the same period in 1998 due to increased usage of reinsurance by these Divisions. The coinsurance of a block of policies from Lincoln National Corporation ("Lincoln National") in October 1998 resulted in a $9.4 million increase in premiums and policy fees in the Acquisitions Division, whereas decreases in older acquired blocks resulted in a $1.1 million decrease in premiums and policy fees. The September 1998 acquisition of United Dental Care, Inc. ("United Dental Care") resulted in a $36.0 million increase in premiums and policy fees in the Dental Division. Premiums and policy fees related to the Dental Division's other businesses increased $14.7 million in the first three months of 1999 as compared to the same period in 1998. Premiums and policy fees from the Financial Institutions Division decreased $3.3 million in the first three months of 1999 as compared to the first three months of 1998 of which $3.5 million related to the normal decrease in premiums on closed blocks of policies acquired in prior years. Premiums and policy fees related to the Financial Institutions Division's other businesses increased only slightly due to the continued use of reinsurance. The increase in premiums and policy fees from the Investment Products Division was $1.3 million.

NET INVESTMENT INCOME

         The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                                                    NET INVESTMENT INCOME
                   THREE MONTHS          -------------------------------------
                   ENDED                     AMOUNT                 PERCENTAGE
                   MARCH 31              (IN THOUSANDS)             INCREASE
                 --------------         ---------------          -------------

                   1998                     $157,626                   20.9  %
                   1999                      162,435                    3.0

         Net investment income in the first three months of 1999 was $4.8 million or 3.0% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to acquisitions and due to receiving annuity and GIC deposits.

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

         The following table sets forth net realized investment gains for the periods shown:

                      THREE MONTHS                     REALIZED INVESTMENT
                      ENDED                                  GAINS
                      MARCH 31                           (IN THOUSANDS)
                    --------------                     -----------------------

                       1998                              $    11
                       1999                                1,326

         Realized investment gains were $1.3 million for the first three months of 1999 compared to less than $0.1 million for the corresponding period of 1998.

OTHER INCOME

         The following table sets forth other income for the periods shown:

                         THREE MONTHS
                         ENDED                              OTHER INCOME
                         MARCH 31                          (IN THOUSANDS)
                         --------------                   -----------------

                         1998                                 $13,518
                         1999                                  18,003

         Other income consists primarily of revenues of the Company's broker-dealer subsidiary, fees from variable insurance products, revenues of the Company's wholly-owned insurance marketing organizations and small noninsurance subsidiaries, and the results of the Company's joint venture in Hong Kong. Other income in the first three months of 1999 was $4.5 million higher than the corresponding period of 1998. Revenues from the Company's broker-dealer subsidiary increased $3.9 million in the first three months of 1999 as compared to the same period in 1998. Other income from all other sources increased $0.6 million in the first three months of 1999 as compared with the first three months of 1998.

INCOME BEFORE INCOME TAX

         The following table sets forth operating income or loss and income or loss before income tax for the periods shown:

                             OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                             THREE MONTHS ENDED MARCH 31
                                                    (IN THOUSANDS)

                                                                                          1998              1999
                                                                                          ----              ----
Operating Income (Loss)1,2
Life Insurance
      Individual Life                                                                   $  6,367          $  8,814
      West Coast                                                                           4,458             5,582
      Acquisitions                                                                        11,474            17,593
Specialty Insurance Products
      Dental and Consumer Benefits                                                         3,302             9,000
      Financial Institutions                                                               4,326             5,234
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                                      8,420             6,790
      Investment Products                                                                  2,977             3,060
Corporate and Other2                                                                       3,995               544
                                                                                        --------         ---------
      Total operating income                                                              45,319            56,617
                                                                                         -------           -------

Realized Investment Gains (Losses)
      Guaranteed Investment Contracts                                                       (433)            3,070
      Investment Products                                                                    (87)              648
      Unallocated Realized Investment Gains (Losses)                                         531            (2,392)
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                                     43              (648)
                                                                                      ----------         ---------
             Total net                                                                        54               678
                                                                                      ----------         ---------

Income (Loss) Before Income Tax 2
Life Insurance
      Individual Life                                                                      6,367             8,814
      West Coast                                                                           4,458             5,582
      Acquisitions                                                                        11,474            17,593
Specialty Insurance Products
      Dental and Consumer Benefits                                                         3,302             9,000
      Financial Institutions                                                               4,326             5,234
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                                      7,987             9,860
      Investment Products                                                                  2,933             3,060
Corporate and Other2                                                                       3,995               544
Unallocated Realized Investment Gains (Losses)                                               531            (2,392)
                                                                                       ---------          --------

             Total income before income tax                                              $45,373           $57,295
                                                                                         =======           =======

1 Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.
2 Operating income and income before income tax for the Corporate and Other segment have been reduced by pretax minority interest in income of consolidated subsidiaries of $4,654 and $4,653 in the first three months of 1999 and 1998, respectively. Such minority interest related to payments made on the Company's MIPSSM, 8.25%TOPrSSM, and FELINE PRIDESSM.

        The Individual Life Division's pretax earnings of $8.8 million in the first three months of 1999 were $2.4 million above the same period of 1998. The Division's 1999 results include $1.6 million of expenses relating to a venture to sell term-like products through direct response print, radio, and television advertising. The Division has reinsured most of its mortality risk, therefore earnings fluctuations due to mortality experience have been significantly reduced. In the first quarter last year, the Division's mortality experience was approximately $1.8 million worse than expected.

        West Coast had pretax earnings of $5.6 million for the first three months of 1999 compared to $4.5 million for the period ended March 31, 1998. This increase reflects the Division's growth through sales.

        Pretax earnings from the Acquisitions Division increased $6.1 million in the first three months of 1999 as compared to the same period of 1998. The Division's mortality experience was approximately $1.9 million better than expected in the first three months of 1999 as compared to being approximately $2.6 million worse than expected in the first three months of 1998.

        Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In October 1998, the Company coinsured a block of policies from Lincoln National. Earnings relating to this acquisition were $1.7 million in the first three months of 1999.

        The Dental Division's pretax operating earnings of $9.0 million in the first three months of 1999 were $5.7 million higher than the same period last year. The recent acquisition of United Dental Care contributed earnings of $4.5 million to 1999 earnings. The pretax operating earnings of the Division's other dental businesses increased $1.2 million in the first three months of 1999 as compared to the same period last year.

        Pretax earnings of the Financial Institutions Division were $0.9 million higher in the first three months of 1999 as compared to the same period in 1998. The increase was primarily due to improved credit disability earnings. Service contract earnings in the first quarter of 1999 were slightly lower than the same period last year.

        The GIC Division had pretax operating earnings of $6.8 million in the first three months of 1999 which was $1.6 million less than the corresponding period of 1998 primarily due to maintaining greater liquidity in the investment portfolio to fund maturing contracts. Realized investment gains associated with this Division in the first three months of 1999 were $3.1 million as compared to losses of $0.4 million in the same period last year. As a result, total pretax earnings were $9.9 million in the first three months of 1999 compared to $8.0 million for the same period last year.

        Investment Products Division pretax operating earnings of $3.1 million in the first three months of 1999 were slightly higher than the same period of 1998. Revenue growth has been partially offset by the rising cost of interest rate incentives. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in the first three months of 1999 as compared to losses of less than $0.1 million in the same period of 1998. Total pretax earnings were $3.1 million in the first three months of 1999 as compared to $2.9 million in the same period of 1998.

        Earnings from the Corporate and Other segment consist primarily of net investment income on unallocated capital, interest expense on substantially all debt, the Company's joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment decreased $3.5 million in the first three months of 1999 as compared to the first three months of 1998, primarily due to the allocation of capital to the United Dental Care coinsurance and the coinsurance of a block of policies from Lincoln National.

INCOME TAXES

        The following table sets forth the effective income tax rates for the periods shown:
                    THREE MONTHS
                    ENDED                           ESTIMATED EFFECTIVE
                    MARCH 31                          INCOME TAX RATES
               -------------------                ----------------------

                     1998                                    34%
                     1999                                    36

         The effective income tax rate for the full year of 1998 was approximately 35.3%. Management's estimate of the effective income tax rate for 1999 is 36%. The increase in the effective tax rate primarily relates to nondeductible goodwill associated with the acquisition of United Dental Care.

NET INCOME

         The following table sets forth net income and the net income per share for the periods shown, and the percentage change from the prior period:

                                                                          NET INCOME
              THREE MONTHS         ----------------------------------------------------------------------------------
                ENDED                  TOTAL           PER SHARE-       PERCENTAGE       PER SHARE-     PERCENTAGE
               MARCH 31              (IN THOUSANDS)        BASIC          INCREASE          DILUTED       INCREASE
            --------------           -------------   ---------------   -------------     ------------   ----------

                 1998                   $29,993            $.48           20.0%             $.47           17.5%
                 1999                    36,623             .56           16.7               .56           19.2

         Compared to the same period in 1998, net income per share-basic in the first three months of 1999 increased 16.7%, reflecting improved operating earnings in the Individual Life, West Coast, Acquisitions, Dental, Financial Institutions, and Investment Products Divisions and higher realized investment gains (net of related amortization of deferred policy acquisition costs), which were partially offset by lower operating earnings in the Guaranteed Investment Contracts Division and the Corporate and Other segment.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 will require the Company to report derivative financial instruments on the balance sheet and to carry such derivatives at fair value. The fair values of derivatives increase or decrease as interest rates change. Under SFAS No. 133, changes in fair value are reported as a component of net income or as a change to share-owner's equity, depending upon the nature of the derivative. Although the adoption of SFAS No. 133 will not affect the Company's operations, adoption will introduce volatility into the Company's reported net income and share-owner's equity as interest rates change. SFAS No. 133 is effective January 1, 2000.

         The FASB has also issued SFAS No. 134, "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE," and the American Institute of Certified Public Accountants has issued Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." The adoption of these accounting standards in 1999 is not expected to have a material effect on the Company's financial condition.

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

INVESTMENTS

         The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as "available for sale."

         The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 1999, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $6,361.7 million, which is 0.2% above amortized cost (less allowances for uncollectible amounts on investments) of $6,351.9 million. The Company had $1,782.3 million in mortgage loans at March 31, 1999. While the Company's mortgage loans do not have quoted market values, at March 31, 1999, the Company estimates the market value of its mortgage loans to be $1,834.0 million (using discounted cash flows from the next call date) which is 2.9% above of amortized cost. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

         For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 1999, approximately $487.3 million of the Company's mortgage loans have this participation feature.

         At March 31, 1999, delinquent mortgage loans and foreclosed real estate were 0.2% of assets. Bonds rated less than investment grade were 2.2% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's allowance for uncollectible amounts on investments was $26.8 million at March 31, 1999.

         Policy loans at March 31, 1999, were $232.0 million, a decrease of $0.7 million from December 31, 1998. Policy loan rates are generally in the 4.5% to 8.0% range, such rate at least equal to the assumed interest rates used for future policy benefits.

         In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest. At March 31, 1999, the Company had outstanding mortgage loan commitments of $846.8 million.

LIABILITIES

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

         At March 31, 1999, the Company had policy liabilities and accruals of $4,622.2 million. The Company's life insurance products have a weighted average minimum credited interest rate of approximately 4.3%

         At March 31, 1999, the Company had $2,729.5 million of GIC account balances and $1,529.2 million of annuity account balances.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not currently use derivative financial instruments for trading purposes. Combinations of options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the ledged asset. No realized investment gains or losses were deferred in 1999 or 1998. At March 31, 1999, options with a notional amount of $600 million were in a $0.5 million net unrealized loss position.

         The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. At March 31, 1999, interest rate swap contracts, swaptions, caps and floors with a notional amount of $1.0 billion were in an $8.0 million net unrealized gain position. During the three months ended March 31, 1999, a $2.1 million loss was recognized on interest rate swap contracts, with a notional amount of $130.0 million related to the Company's MIPS and 8.25% TOPrS.

ASSET/LIABILITY MANAGEMENT

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

         Cash outflows related to GICs (primarily maturing contracts and expected withdrawals) were approximately $1.0 billion during 1998. Cash outflows related to GICs are estimated to be approximately $0.9 billion in 1999. The Company's asset/liability management programs and procedures take into account maturing GICs and expected withdrawals. Accordingly, the Company does not expect GIC related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

         The life insurance subsidiaries were committed at March 31, 1999, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $871.2 million. The Company's subsidiaries held $140.9 million in cash and short-term investments at March 31, 1999. Protective Life Corporation had an additional $2.1 million in cash available for general corporate purposes.

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

CAPITAL

         At March 31, 1999, Protective Life Corporation had $45.0 million outstanding under its $70.0 million revolving line of credit and an additional $23.0 million of bank borrowings at a weighted average interest rate of 5.2%. The increase in borrowing since December 31, 1998, was used for general corporate purposes.

         Protective Life Corporation's cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal, and management services rendered to the subsidiaries, and investment income. At December 31, 1998, approximately $275 million of consolidated share-owners' equity, excluding net unrealized losses on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation.

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

OTHER DEVELOPMENTS

         The NAIC has adopted the Codification of Statutory Accounting Principles (Codification). The Codification changes current statutory accounting rules in several areas. The Company has not estimated the potential effect the Codification will have on the statutory capital of the Company's insurance subsidiaries. The Codification has been proposed to become effective January 1, 2001.

         The NAIC is considering a new reserving standard, commonly referred to as "Triple X" (i.e., roman numeral XXX), for universal life and level premium term-like insurance products. The Company is currently assessing the impact to Triple X on its products and what changes to the products might be necessary in response to Triple X.

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

         The President's Fiscal Year 2000 Budget contains proposals that, if enacted, would adversely affect the life insurance industry. The first proposal would require insurers to include in taxable income over 10 years the balances accumulated in a tax memorandum account designated as

Policyholders' Surplus. The Company's accumulation in this account at December 31, 1998, was approximately $70.5 million. A second proposal would require insurers to capitalize higher percentages of acquisition expenses for tax purposes, resulting in the earlier payment of tax. A third proposal would reduce the attractiveness of corporate-owned life insurance (or COLI) products.

         Life insurance products are often used to fund estate tax obligations. Recently a report issued by the Congressional Joint Economic Committee recommended the elimination of the estate tax. If the estate tax were eliminated, the demand for certain life insurance products would be adversely affected.

         Some insurers have recently lowered the premium rates for their level premium term and term-like products. The Company's Individual Life and West Coast Divisions' are currently developing a response. Those Divisions' results, in part, depend upon their ability to maintain competitive level premium term and term-like products.

         A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. The Company and its subsidiaries, like other insurers, in the ordinary course of business, are involved in such litigation or alternatively in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

YEAR 2000 DISCLOSURE

         Computer hardware and software often denote the year using two digits rather than four; for example, the year 1999 often is denoted by such hardware and software as "99." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather than the year 2000. This "Year 2000" issue potentially affects all individuals and companies (including the Company, its customers, business partners, suppliers, banks, custodians and administrators). The problem is most prevalent in older mainframe systems, but personal computers and equipment containing computer chips could also be affected.

         The Company began work on the Year 2000 problem in 1995. At that time, the Company identified and assessed the Company's critical mainframe systems, and prioritized the remediation efforts that were to follow. During 1998 all other hardware and software, including non-information technology (non-IT) related hardware and software, were included in the process. The Company's Year 2000 plan includes all subsidiaries.

         The Company estimates that Year 2000 remediation is complete for most of its insurance administration and general administration systems. Of the general administration systems that are not yet remediated, the majority are new systems that were implemented during 1998 and are scheduled to be upgraded to the current release of the system during the second quarter of 1999. All remediated systems are currently in production. Personal computer network hardware and software have been reviewed, with upgrades implemented where necessary. A review of personal computer desktop software is in progress, but not complete. All Year 2000 personal computer preparations are expected to be completed by June 30, 1999. With respect to non-IT equipment and processes, the assessment and remediation is progressing on schedule and all known issues are expected to be remediated before December 31, 1999.

         One insurance administration system, a personal computer database system that processes member information for one subsidiary, has been identified as mission critical and is not yet fully remediated. This effort is on schedule and targeted to be complete by June 30, 1999.

         Future date tests are used to verify a system's ability to process transactions dated up to and beyond January 1, 2000. Future date tests are complete or in-progress for the majority of the Company's mission-critical systems. A large portion of the testing is conducted by a contract programming staff dedicated full time to Year 2000 preparations. These resources have been part of the Company's Year 2000 project since 1995.

         Integrated tests involve multiple system testing and are used to verify the Year 2000 readiness of interfaces and connectivity across multiple systems. The Company is using its mainframe computer to simulate a Year 2000 production environment and to facilitate integrated testing.
Integrated testing will continue throughout 1999.

         Business partners and suppliers that provide products or services critical to the Company's operations are being reviewed and in some cases their Year 2000 preparations are being monitored by the Company. To date, no partners or suppliers have reported that they expect to be unable to continue supplying products and services after January 1, 2000. Monitoring and testing of critical partners and suppliers will continue throughout 1999. Formal contingency planning began in March 1999 and will continue throughout the year. These plans will augment the Company's existing disaster recovery plans.

         The Company cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The cost of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Through February 28, 1999, costs that have been specifically identified as relating to the Year 2000 problem total $4.1 million, with an additional $1.1 million estimated to be required to support continued testing activity. The Company's Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

         Although the Company believes that a process is in place to successfully address Year 2000 issues, there can be no assurances that the Company's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair the Company's operations, or that the Year 2000 issue will not otherwise adversely affect the Company.

         Should some of the Company's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, the Company may experience significant delays in its ability to perform certain functions, but does not expect to be unable to perform critical functions or to otherwise conduct business.


                                     PART II


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Share Owners was held on April 26, 1999. Shares entitled to vote at the Annual Meeting totaled 64,448,096 of which 55,331,324 shares were represented. The number of shares entitled to vote was determined as of March 5.

         At the Annual Meeting the following directors were elected. The number of shares cast for and authorization withheld for each nominee is shown below.

                                                                                                 AUTHORIZATION
                                                                       FOR                          WITHHELD

             William J. Cabaniss, Jr.                              55,153,166                        178,158
             Drayton Nabers, Jr.                                   55,144,726                        186,598
             John J. McMahon, Jr.                                  55,154,238                        177,086
             A. W. Dahlberg                                        55,152,197                        179,127
             Ronald L. Kuehn, Jr.                                  55,073,103                        258,221
             James S. M. French                                    55,149,080                        182,244
             Robert A. Yellowlees                                  55,152,930                        178,394
             John D. Johns                                         55,154,568                        176,756
             Elaine L. Chao                                        55,149,975                        181,349
             Donald M. James                                       55,154,078                        177,246
             J. Gary Cooper                                        55,147,305                        184,019

         Additionally, at the Annual Meeting share owners approved a proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent public accountants for the Company and its subsidiaries for 1999. Shares voting for this proposal were 55,288,401, shares voting against were 11,380, and shares abstaining were 31,543.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  15       Letter re: unaudited interim financial statements

                  27       Financial Data Schedule

                  99       Safe harbor for Forward Looking Statements

         (b). A current report on Form 8-K was filed February 11, 1999, reporting under Item 5 and Item 7 the Company's 1998 fourth quarter earnings press release.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PROTECTIVE LIFE CORPORATION






Date:             May 14, 1999                   /S/    JERRY W. DEFOOR
                                                 ----------------------
                                                 Jerry W. DeFoor
                                                 Vice President and Controller,
                                                 and Chief Accounting Officer
                                                 (Duly authorized officer)