Form 10-Q
period 1999-06-30
PROTECTIVE LIFE CORP
filed 1999-08-13
CIK 355429

--------------------------------------------------------------------------------

                                    FORM 10-Q
                      ------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of August 6, 1999: 64,502,092 shares.

                           PROTECTIVE LIFE CORPORATION



                                      INDEX




   Item 1.   Financial Statements:
        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three and Six
          Months ended June 30, 1999 and 1998 (unaudited)
        Consolidated Condensed Balance Sheets as of June 30, 1999
          (unaudited) and December 31, 1998
        Consolidated Condensed Statements of Cash Flows for the
          Six Months ended June 30, 1999 and 1998 (unaudited)
        Notes to Consolidated Condensed Financial Statements (unaudited)
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K
Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Share Owners
Protective Life Corporation
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of June 30, 1999, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and consolidated condensed statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, share-owners' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 11, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                               /s/ PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers LLP

Birmingham, Alabama
July 27, 1999



                           PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                    JUNE 30                      JUNE 30
                                                               ---------------------------------------------------------------
                                                                             1999           1998             1999         1998
                                                                             ----           ----             ----         ----
REVENUES
Premiums and policy fees                                                   $326,805       $258,524        $642,174      $501,356
Reinsurance ceded                                                          (130,345)      (103,691)       (248,297)     (197,338)
                                                                           --------       --------        --------      --------
  Premiums and policy fees, net of reinsurance ceded                        196,460        154,833         393,877       304,018
Net investment income                                                       170,818        153,006         333,253       310,655
Realized investment gains (losses)                                             (682)         2,023             644         2,034
Other income                                                                 25,244         19,150          43,247        32,665
                                                                          ---------      ---------       ---------      --------
                                                                            391,840        329,012         771,021       649,372
                                                                           --------       --------        --------      --------

BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
  three months: 1999 - $77,085; 1998 - $82,964
  six months: 1999 - $157,523; 1998 - $126,727)                             217,719        186,076         430,812       373,800
Amortization of deferred policy acquisition costs                            28,274         33,434          59,226        58,269
Other operating expenses (net of reinsurance ceded:
  three months: 1999 - $36,941; 1998 - $34,239
  six months: 1999 - $69,371; 1998 - $65,948)                                81,420         54,014         154,607       111,789
                                                                          ---------      ---------        --------      --------
                                                                            327,413        273,524         644,645       543,858
                                                                           --------       --------        --------      --------

INCOME BEFORE INCOME TAX                                                     64,427         55,488         126,376       105,514

Income tax expense                                                           23,195         19,921          45,495        36,930
                                                                          ---------       --------        --------     ---------

INCOME BEFORE MINORITY INTEREST AND
 EXTRAORDINARY LOSS                                                          41,232         35,567          80,881        68,584

Minority interest in net income
  of consolidated subsidiaries                                                3,024          3,025           6,049         6,049
                                                                          ---------      ---------        --------     ---------

INCOME BEFORE EXTRAORDINARY LOSS                                             38,208         32,542          74,832        62,535

Extraordinary loss on early extinguishment of debt                            1,763                          1,763
                                                                          ---------   ------------       ---------  ------------

NET INCOME                                                                 $ 36,445       $ 32,542        $ 73,069      $ 62,535
                                                                           ========       ========        ========      ========

EARNINGS PER SHARE - BASIC
  Income before extraordinary loss                                       $      .58     $      .52       $    1.14     $    1.00
  Extraordinary loss                                                            .03                            .03
                                                                         ----------   ------------      ----------  ------------
  Net income                                                             $      .55     $      .52       $    1.11     $    1.00
                                                                         ==========     ==========       =========     =========

EARNINGS PER SHARE - DILUTED
  Income before extraordinary loss                                        $     .57     $      .52       $    1.13    $      .99
  Extraordinary loss                                                            .03                            .03
                                                                          ---------   ------------      ----------  ------------
  Net income                                                              $     .54     $      .52       $    1.10    $      .99
                                                                          =========     ==========       =========    ==========

DIVIDENDS PAID PER SHARE                                                  $     .12     $      .11      $      .23    $      .21
                                                                          =========     ==========      ==========    ==========

Average shares outstanding - basic                                       65,519,483     62,704,433      65,504,726    62,655,854
Average shares outstanding - diluted                                     66,189,219     63,295,035      66,132,684    63,260,798




See notes to consolidated condensed financial statements




                                           PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Dollars in thousands)
                                                                                    JUNE 30           DECEMBER 31
                                                                                     1999                1998
                                                                      ---------------------------------------------
ASSETS                                                                           (Unaudited)
  Investments:
    Fixed maturities                                                              $ 6,240,948         $ 6,437,756
    Equity securities                                                                  29,707              12,258
    Mortgage loans on real estate                                                   1,949,662           1,622,903
    Investment real estate, net                                                        16,339              14,868
    Policy loans                                                                      232,316             232,670
    Other long-term investments                                                        71,708              69,906
    Short-term investments                                                            106,824             216,249
                                                                                 ------------        ------------
        Total investments                                                           8,647,504           8,606,610
    Cash                                                                               53,029               9,486
    Accrued investment income                                                         108,904             102,359
    Accounts and premiums receivable, net                                              62,700              40,794
    Reinsurance receivables                                                           846,738             756,370
    Deferred policy acquisition costs                                                 914,151             841,425
    Goodwill, net                                                                     201,186             202,615
    Property and equipment, net                                                        57,688              50,585
    Other assets                                                                       70,240              76,211
    Assets related to separate accounts
        Variable annuity                                                            1,528,316           1,285,952
        Variable universal life                                                        24,533              13,606
        Other                                                                           3,437               3,482
                                                                               --------------      --------------
                                                                                  $12,518,426         $11,989,495
                                                                               ==============      ==============

LIABILITIES
    Policy liabilities and accruals                                                $4,800,501         $ 4,534,461
    Stable value contract account balances                                          2,792,768           2,691,697
    Annuity account balances                                                        1,532,954           1,519,820
    Other policyholders' funds                                                        125,597             222,704
    Other liabilities                                                                 434,718             327,108
    Accrued income taxes                                                              (14,776)            (15,200)
    Deferred income taxes                                                             (30,625)             44,636
    Debt                                                                              274,350             172,035
    Liabilities related to separate accounts
        Variable annuity                                                            1,528,316           1,285,952
        Variable universal life                                                        24,533              13,606
        Other                                                                           3,437               3,482
                                                                               --------------      --------------
                                                                                   11,471,773          10,800,301
                                                                                 ------------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
    IN COMPANY'S SUBORDINATED DEBENTURES
    9% Cumulative Monthly Income Preferred Securities, Series A                                            55,000
    8.25% Trust Originated Preferred Securities                                        75,000              75,000
    6.5% FELINE PRIDES                                                                115,000             115,000
                                                                                -------------       -------------
                                                                                      190,000             245,000
                                                                                -------------       -------------
SHARE-OWNERS' EQUITY
    Preferred Stock, $1 par value
        Shares authorized: 3,600,000; Issued: none
    Junior Participating Cumulative Preferred Stock, $1 par value
        Shares authorized: 400,000; Issued:  none
    Common Stock, $0.50 par value                                                      34,667              34,667
        Shares authorized:  160,000,000
        Shares issued:  69,333,117
    Additional paid-in capital                                                        256,057             254,705
    Treasury stock (1999 - 4,831,025 shares; 1998 - 4,898,100 shares)                 (12,960)            (13,140)
    Stock held in trust (1999 -10,950 shares)                                            (366)
    Unallocated stock in Employee Stock Ownership Plan
        (1999 - 1,220,534 shares; 1998 -1,291,194 shares)                              (4,043)             (4,277)
    Retained earnings                                                                 675,426             617,182
    Accumulated other comprehensive income
        Net unrealized gains (losses) on investments
        (net of income tax: 1999 - $(49,607); 1998 - $29,646)                         (92,128)             55,057
                                                                               --------------      --------------
                                                                                      856,653             944,194
                                                                               --------------      --------------
                                                                                  $12,518,426         $11,989,495
                                                                               ==============      ==============




See notes to consolidated condensed financial statements



                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30
                                                                                          ------------------------------
                                                                                                 1999           1998
                                                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                   $ 73,069   $     62,535
  Adjustments to reconcile net income to net cash provided by operating activities:
        Realized investment gains                                                                  (644)        (2,034)
        Amortization of deferred policy acquisition costs                                        59,226         58,269
        Capitalization of deferred policy acquisition costs                                    (110,884)      (103,844)
        Depreciation expense                                                                      4,699          3,908
        Deferred income taxes                                                                     3,990        (16,725)
        Accrued income taxes                                                                        424         (5,091)
        Amortization of goodwill                                                                  1,429            542
        Interest credited to universal life and investment products                             162,794        166,829
           Policy fees assessed on universal life and investment products                       (73,423)       (67,322)
        Change in accrued investment income and other receivables                              (118,818)       (13,206)
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                                81,400        332,756
        Change in other liabilities                                                             107,610        (37,502)
        Other (net)                                                                                (300)       (23,800)
                                                                                          -------------   ------------
  Net cash provided by operating activities                                                     190,572        355,315
                                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                        1,978,571      4,986,996
        Other                                                                                   144,736         94,343
  Sale of investments
        Investments available for sale                                                          181,712        306,944
        Other                                                                                     3,368        124,129
  Cost of investments acquired
        Investments available for sale                                                       (2,110,002)    (5,441,463)
        Other                                                                                  (478,758)      (264,455)
  Purchase of property and equipment                                                            (11,638)        (4,294)
  Sale of property and equipment                                                                    126             19
                                                                                         -----------------------------
  Net cash used in investing activities                                                        (291,885)      (197,781)
                                                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                         2,124,717        339,500
  Principal payments on line of credit arrangements and debt                                 (2,022,402)      (304,500)
  Payment of preferred securities                                                               (55,000)
  Dividends to share owners                                                                     (14,825)       (12,974)
  Investment product deposits and changes in universal life deposits                            659,108        459,471
  Investment product withdrawals                                                               (546,742)      (681,939)
                                                                                           ------------   ------------
  Net cash provided by (used in) financing activities                                           144,856       (200,442)
                                                                                           ------------   ------------

INCREASE (DECREASE) IN CASH                                                                      43,543        (42,908)
CASH AT BEGINNING OF PERIOD                                                                       9,486         47,502
                                                                                          -------------  -------------
CASH AT END OF PERIOD                                                                      $     53,029  $       4,594
                                                                                           ============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
     Interest on debt                                                                         $   6,860          3,264
     Income taxes                                                                             $  30,243     $   45,607

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissuance of treasury stock to ESOP                                                                      $      199
  Unallocated stock in ESOP                                                                   $     264     $      315
  Reissuance of treasury stock                                                                $   1,500     $    3,098
  Acquisitions
     Assets acquired                                                                                        $    3,398
     Liabilities assumed                                                                                          (347)
     Reissuance of treasury stock                                                                               (3,005)
                                                                                                             --------------
     Net                                                                                                    $       46
                                                                                                             ==============





See notes to consolidated condensed financial statements

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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


NOTE C - GUARANTEED PREFERRED BENEFICIAL INTERESTS

         On April 29, 1997, a special purpose finance subsidiary of the Company, PLC Capital Trust I issued $75 million of 8.25% Trust Originated Preferred Securities ("TOPrS(SM)"). The 8.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 8.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust I's obligations with respect to the 8.25% TOPrS.

         PLC Capital Trust I was formed solely to issue securities and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of PLC Capital Trust I are $77.3 million of Protective Life Corporation 8.25% Subordinated Debentures due 2027, Series B. The Company has the right under the subordinated debentures to extend interest payment periods up to five consecutive years, and, as a consequence, dividends on the 8.25% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust I during any such extended interest payment period. The 8.25% TOPrS are redeemable by PLC Capital Trust I at any time on or after April 29, 2002.

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

         The 8.25% TOPrS and FELINE PRIDES are reported in the accompanying balance sheets as "guaranteed preferred beneficial interests in Company's subordinated debentures" and the related dividends are reported in the accompanying statements of income as "minority interest in net income of consolidated subsidiaries".

NOTE D - EXTRAORDINARY LOSS - EARLY REDEMPTION OF MONTHLY INCOME
PREFERRED SECURITIES

         In 1994 a special purpose subsidiary of the Company, PLC Capital L.L.C. ("PLC Capital"), issued $55 million of 9% Cumulative Monthly Income Preferred Securities, Series A ("MIPS(sm)"). On June 30, 1999, the Company caused PLC Capital to redeem the $55 million of MIPS. In a related transaction the Company redeemed its $69.6 million of Subordinated Debentures which were held by PLC Capital. The redemption of the Subordinated Debentures resulted in an extraordinary loss of $1.8 million. The extraordinary loss was comprised primarily of unamortized deferred debt issue costs and losses related to the termination of related interest rate swap agreements, net of an income tax benefit of $0.9 million.

NOTE E - OPERATING SEGMENTS

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

                                                           Operating Segment Income for the
                                                            Six Months Ended June 30, 1999
                                        ---------------------------------------------------------------------------------
                                                                    (In Thousands)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS

                                                                                            Dental and
                                            Individual                                       Consumer       Financial
                                                 Life      West Coast     Acquisitions        Benefits     Institutions
                                        -------------------------------------------------------------------------------

Premiums and policy fees                    $130,663          $37,649       $ 80,032          $242,543       $139,864
Reinsurance ceded                            (79,143)         (26,269)       (16,995)          (36,027)       (89,863)
                                           ---------          -------       --------         ---------     ----------
  Net of reinsurance ceded                    51,520           11,380         63,037           206,516         50,001
Net investment income                         30,314           37,158         66,197             8,941         11,578
Realized investment gains (losses)                 0                0              0                 0              0
Other income                                  21,533              484             (9)            2,349         11,542
                                           ---------        ---------    ------------        ---------      ---------
     Total revenues                          103,367           49,022        129,225           217,806         73,121
                                            --------          -------       --------          --------      ---------
Benefits and settlement expenses              37,137           31,466         65,969           139,698         24,938
Amortization of deferred policy
 acquisition costs                            17,569            2,512         12,497             5,035         11,249
Other operating expenses                      31,476            2,676         14,790            56,471         26,419
                                            --------         --------      ---------         ---------      ---------
     Total benefits and expenses              86,182           36,654         93,256           201,204         62,606
                                            --------         --------      ---------         ---------      ---------
Income before income tax                      17,185           12,368         35,969            16,602         10,515


                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                           Stable                            Corporate
                                           Value          Investment           and                          Total
                                          Products         Products            Other     Adjustments     Consolidated
                                        ------------------------------------------------------------------------------

Premiums and policy fees                                     $11,331         $     92                       $642,174
Reinsurance ceded                                                  0                0                       (248,297)
                                                          ----------        ---------                       --------
  Net of reinsurance ceded                                    11,331               92                        393,877
Net investment income                     $102,951            51,938           24,176                        333,253
Realized investment gains (losses)             222               892                0       $   (470)            644
Other income                                     0             4,752            2,596                         43,247
                                       -----------          --------          -------     ----------       ---------
     Total revenues                        103,173            68,913           26,864           (470)        771,021
                                          --------           -------          -------       --------        --------
Benefits and settlement expenses            86,835            42,432            2,337                        430,812
Amortization of deferred policy
 acquisition costs                             382             9,982                0                         59,226
Other operating expenses                     1,656            10,002           20,423         (9,306)        154,607
                                        ----------           -------          -------        -------        --------
     Total benefits and expenses            88,873            62,416           22,760         (9,306)        644,645
                                         ---------           -------          -------        -------        --------
Income before income tax                    14,300             6,497            4,104                        126,376
Income tax expense                                                                            45,495          45,495
Minority interest                                                                              6,049           6,049
Extraordinary loss                                                                             1,763           1,763
                                                                                                           ---------
     Net income                                                                                             $ 73,069
                                                                                                            ========






                                                           Operating Segment Income for the
                                                            Six Months Ended June 30, 1998
                                        ---------------------------------------------------------------------------------
                                                                     (In Thousands)
                                                                                                SPECIALTY INSURANCE
                                                         LIFE INSURANCE                             PRODUCTS

                                                                                            Dental and
                                            Individual                                       Consumer       Financial
                                               Life       West Coast     Acquisitions        Benefits     Institutions

                                        --------------------------------------------------------------------------------
Premiums and policy fees                    $108,782        $36,057         $ 56,009          $155,394       $136,087
Reinsurance ceded                            (41,837)       (23,005)          (7,760)          (46,972)       (77,764)
                                           ---------       --------        ---------         ---------      ---------
 Net of reinsurance ceded                     66,945         13,052           48,249           108,422         58,323
Net investment income                         27,060         31,142           52,176             7,601         11,597
Realized investment gains (losses)
Other income                                  16,377                           1,600             1,445          9,655
                                           ---------     ----------        ---------         ---------      ---------
     Total revenues                          110,382         44,194          102,025           117,468         79,575
                                            --------        -------         --------          --------       --------
Benefits and settlement expenses              54,273         29,238           56,892            74,068         27,385
Amortization of deferred policy
 acquisition costs                            15,194          2,188            9,638             5,487         16,181
Other operating expenses                      26,264          2,815           11,698            29,882         26,692
                                            --------        -------         --------         ---------       --------
     Total benefits and expenses              95,731         34,241           78,228           109,437         70,258
                                            --------        -------         --------          --------        -------
Income before income tax                      14,651          9,953           23,797             8,031          9,317




                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                           Stable                            Corporate
                                           Value          Investment           and                          Total
                                          Products         Products           Other      Adjustments    Consolidated
                                   -----------------------------------------------------------------------------------

Premiums and policy fees                                     $ 8,899          $    128                      $501,356
Reinsurance ceded                                                  0                 0                      (197,338)
                                      ------------         ---------        ----------                      --------
 Net of reinsurance ceded                                      8,899               128                       304,018
Net investment income                     $107,142            52,536            21,401                       310,655
Realized investment gains (losses)             (59)              678                         $ 1,415           2,034
Other income                                                   4,330              (742)                       32,665
                                      ------------           -------          --------    ----------        --------
     Total revenues                        107,083            66,443            20,787         1,415         649,372
                                          --------           -------           -------       -------        --------
Benefits and settlement expenses            89,959            41,772               213                       373,800
Amortization of deferred policy
 acquisition costs                             363             9,208                10                        58,269
Other operating expenses                       987             9,286            13,471        (9,306)        111,789
                                         ---------           -------           -------       -------        --------
     Total benefits and expenses            91,309            60,266            13,694        (9,306)        543,858
                                          --------           -------           -------       -------        --------
Income before income tax                    15,774             6,177             7,093                       105,514
Income tax expense                                                                            36,930          36,930
Minority interest                                                                              6,049           6,049
                                                                                                           ---------
     Net income                                                                                             $ 62,535
                                                                                                            ========





                                                                  Operating Segment Assets
                                                                      June 30, 1999
                                   ---------------------------------------------------------------------------------
                                                                      (In Thousands)

                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                                  PRODUCTS

                                                                                            Dental and
                                            Individual                                       Consumer       Financial
                                                 Life      West Coast     Acquisitions        Benefits     Institutions
                                        --------------------------------------------------------------------------------

Investments and other assets                 $1,136,353     $1,243,749     $1,554,460         $281,301       $745,618
Deferred policy acquisition costs
   and goodwill                                 337,210        170,328         242,850         223,629         41,576
                                            -----------    -----------     -----------        --------      ---------
     Total assets                            $1,473,563     $1,414,077      $1,797,310        $504,930       $787,194
                                             ==========     ==========      ==========        ========       ========


                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS

                                              Stable                                   Corporate
                                              Value          Investment                     and               Total
                                             Products          Products                   Other          Consolidated
                                        -----------------------------------------------------------------------------
Investments and other assets                 $2,909,075       $2,792,264                 $740,269         $11,403,089
Deferred policy acquisition costs
   and goodwill                                   1,382           98,245                      117           1,115,337
                                           ------------     ------------               ----------        ------------
     Total assets                            $2,910,457       $2,890,509                 $740,386         $12,518,426
                                             ==========       ==========                 ========         ===========



                                                                  Operating Segment Assets
                                                                     December 31, 1998
                                        ---------------------------------------------------------------------------------
                                                                      (In Thousands)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                                  PRODUCTS

                                                                                            Dental and
                                            Individual                                      Consumer        Financial
                                                Life       West Coast     Acquisitions        Benefits     Institutions
                                        -------------------------------------------------------------------------------

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
                                           ==========       ==========      ==========        ========       ========


                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS

                                              Stable                                   Corporate
                                              Value          Investment                    and                Total
                                             Products          Products                   Other          Consolidated
                                        -----------------------------------------------------------------------------

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
                                             ==========       ==========                 ========         ===========





NOTE F - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1999 and for the six months then ended, the Company's life insurance subsidiaries had consolidated share-owner's equity and net income prepared in conformity with statutory reporting practices of $561.3 million and $44.4 million, respectively.


NOTE G - INVESTMENTS

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

        The Company's balance sheets at June 30, 1999 and December 31, 1998, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                  JUNE 30, 1999                  DECEMBER 31, 1998
                                                                  -------------                  -----------------
                                                                                (IN THOUSANDS)

        Total investments                                           $ 8,793,627                 $  8,501,646
        Deferred policy acquisition costs                               909,572                      857,948
        All other assets                                              2,956,771                    2,545,197
                                                                   ------------                 ------------
                                                                    $12,659,970                  $11,904,791
                                                                    ===========                  ===========

        Deferred income taxes                                     $      18,789                $      12,798
        All other liabilities                                        11,502,400                   10,757,856
                                                                   ------------                  -----------
                                                                     11,521,189                   10,770,654
        Guaranteed preferred beneficial
           interests in Company's sub-
           ordinated debentures                                         190,000                      245,000
        Share-owners' equity                                            948,781                      889,137
                                                                  -------------                -------------
                                                                    $12,659,970                  $11,904,791
                                                                    ===========                  ===========


NOTE H - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not currently use derivative financial instruments for trading purposes. Combinations of options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. No realized investment gains or losses were deferred in the first six months of 1999 or the full year of 1998. At June 30, 1999, options with a notional amount of $375 million were in a $0.6 million net unrealized loss position.

         The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. At June 30, 1999, interest rate swap contracts, swaptions, caps and floors with a notional amount of $949 million were in an $1.5 million net unrealized gain position. During the six months ended June 30, 1999, a $5.4 million loss was recognized on interest rate swap contracts, with a notional amount of $130.0 million related to the Company's MIPS and 8.25% TOPrS.


NOTE I - NET INCOME PER SHARE

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

         A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the six months ended June 30 is summarized as follows:

                                           RECONCILIATION OF NET INCOME AND
                                              AVERAGE SHARES OUTSTANDING

                                                                                                June 30
                                                                                ------------------------------------
                                                                                       1999                1998
                                                                                       ----                ----

Net income                                                                              $73,069             $62,535
Dividends on FELINE PRIDES                                                                   (1)                 (1)
                                                                                       ---------            -------

Adjusted net income                                                                     $73,069             $62,535
                                                                                        =======             =======

Average shares issued and outstanding                                                64,461,568          61,758,403
Issuable under various deferred compensation plans                                    1,043,158             897,451
                                                                                    -----------         -----------
Average shares outstanding - basic                                                   65,504,726          62,655,854
Stock appreciation rights                                                               192,740             156,909
Issuable under various other stock-based compensation plans                             435,218             448,035
FELINE PRIDES stock purchase contracts                                                       (1)                 (1)
                                                                                     ----------          ----------
Average shares outstanding - diluted                                                 66,132,684          63,260,798
                                                                                     ==========          ==========


(1) Excluded because the effect is anti-dilutive.

NOTE J - COMPREHENSIVE INCOME (LOSS)

         The  following  table sets  forth the  Company's  comprehensive  income
(loss) for the six months ended June 30, 1999 and 1998:

                                                                                           Six Months Ended
                                                                                               June 30
                                                                                ----------------------------------
                                                                                            (In Thousands)

                                                                                  1999                     1998
                                                                                  ----                     ----

         Net income                                                               $73,069                 $62,535
         Increase (decrease) in net unrealized gains
             on investments (net of income tax:
             1999 - $(79,028); 1998 - $1,306)                                    (146,766)                  2,426
         Reclassification adjustment for amounts included
             in net income (net of income tax:
             1999 - $(225); 1998 - $(712))                                           (419)                 (1,322)
                                                                               ----------                --------
         Comprehensive income (loss)                                             $(74,116)                $63,639
                                                                                 =========                =======


NOTE K - ACQUISITIONS

         In September 1998, the Company acquired United Dental Care, Inc. ("United Dental Care"). The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.

         Summarized below are the consolidated results of operations for the six months ended June 30, 1998, on an unaudited pro forma basis, as if the United Dental Care acquisition had occurred as of January 1, 1998. The pro forma information is based on the Company's consolidated results of operations for the six months ended June 30, 1998, and on data provided by United Dental Care, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                          Six Months Ended
                                                            June 30, 1998
                                                          -----------------
                                                            (In Thousands)
                                                             (Unaudited)

         Total revenues                                    $    732,451
         Net income                                        $     63,337
         Net income per share-basic                        $       0.97
         Net income per share-dilute                       $       0.96

NOTE L - STOCK HELD IN TRUST

         The Company sponsors a deferred compensation plan for certain of its agents in the form of a trust. Company stock owned by the trust is accounted for as treasury stock under generally accepted accounting principles.


NOTE M - RECLASSIFICATIONS

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

         The Company operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The Company's Divisions are: Individual Life, West Coast, Acquisitions, Dental and Consumer Benefits (Dental), Financial Institutions, Stable Value Products, and Investment Products. The Company also has an additional business segment which is Corporate and Other.

         The Stable Value Products Division (formerly known as the Guaranteed Investment Contracts ("GIC") Division) was renamed during the second quarter of 1999 to reflect its broader product offerings and customer base.

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


                              RESULTS OF OPERATIONS

Premiums and Policy Fees

         The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance ("premiums and policy fees") and the percentage change from the prior period:

                                                                     PREMIUMS AND POLICY FEES
                                                               ---------------------------------
                 SIX MONTHS
                   ENDED                                          AMOUNT                 PERCENTAGE
                  JUNE 30                                      (IN THOUSANDS)             INCREASE
               -------------                                   ----------------      ---------------
                    1998                                         $304,018                  22.8%
                    1999                                          393,877                  29.6

         Premiums and policy fees increased $89.9 million or 29.6% in the first six months of 1999 as compared to the first six months of 1998. Premiums and policy fees in the Individual Life and West Coast Divisions decreased $15.4 million and $1.7 million, respectively, in the first six months of 1999 as compared to the same period in 1998 due to increased usage of reinsurance by these

Divisions. The coinsurance of a block of policies from Lincoln National Corporation ("Lincoln National") in October 1998 resulted in a $17.8 million increase in premiums and policy fees in the Acquisitions Division, whereas decreases in older acquired blocks resulted in a $3.0 million decrease in premiums and policy fees. The September 1998 acquisition of United Dental Care, Inc. ("United Dental Care") resulted in a $69.5 million increase in premiums and policy fees in the Dental Division. Premiums and policy fees related to the Dental Division's other businesses increased $28.6 million in the first six months of 1999 as compared to the same period in 1998. Premiums and policy fees from the Financial Institutions Division decreased $8.3 million in the first six months of 1999 as compared to the first six months of 1998 of which $3.5 million related to the normal decrease in premiums on closed blocks of policies acquired in prior years. Premiums and policy fees related to the Financial Institutions Division's other businesses increased only slightly due to the continued use of reinsurance. The increase in premiums and policy fees from the Investment Products Division was $2.4 million.

Net Investment Income

         The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                                                                           NET INVESTMENT INCOME
                    SIX MONTHS                                    --------------------------------------
                      ENDED                                         AMOUNT                  PERCENTAGE
                     JUNE 30                                      (IN THOUSANDS)            INCREASE
                    ---------                                    ---------------          -------------

                      1998                                         $310,655                   16.0  %
                      1999                                          333,253                    7.3

         Net investment income in the first six months of 1999 was $22.6 million or 7.3% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to acquisitions and due to receiving stable value contract (guaranteed investment contract and funding agreement) and annuity deposits.

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

         The following table sets forth net realized investment gains for the periods shown:

                       SIX MONTHS                                      REALIZED INVESTMENT
                         ENDED                                                 GAINS
                        JUNE 30                                            (IN THOUSANDS)
                       ----------                                     ---------------------
                         1998                                                  $2,034
                         1999                                                     644




         Realized investment gains were $0.6 million for the first six months of 1999 compared to $2.0 million for the corresponding period of 1998.


Other Income

         The following table sets forth other income for the periods shown:


                 SIX MONTHS
                   ENDED                                      OTHER INCOME
                  JUNE 30                                    (IN THOUSANDS
               --------------                               ----------------

                    1998                                        $32,665
                    1999                                         43,247

         Other income consists primarily of revenues of the Company's broker-dealer subsidiary, fees from variable insurance products, revenues of the Company's wholly-owned insurance marketing organizations, small noninsurance subsidiaries and automobile warranty business, and the results of the Company's joint venture in Hong Kong. Other income in the first six months of 1999 was $10.6 million higher than the corresponding period of 1998. Revenues from the Company's broker-dealer subsidiary and automobile warranty business increased $7.3 million and $5.9 million, respectively, in the first six months of 1999 as compared to the same period in 1998. Other income from all other sources decreased $2.6 million in the first six months of 1999 as compared with the first six months of 1998.

Income Before Income Tax

         The following table sets forth operating income or loss and income or loss before income tax for the periods shown:

                                 Operating Income (Loss) and Income (Loss) Before Income Tax
                                               Six Months Ended June 30
                                                    (In Thousands)

                                                                                          1998              1999
                                                                                          ----              ----
Operating Income (Loss) (1)(2)
Life Insurance
      Individual Life                                                                    $14,651          $ 17,185
      West Coast                                                                           9,953            12,368
      Acquisitions                                                                        23,797            35,969
Specialty Insurance Products
      Dental and Consumer Benefits                                                         8,031            16,602
      Financial Institutions                                                               9,317            10,515
Retirement Savings and Investment Products
      Stable Value Products                                                               15,833            14,078
      Investment Products                                                                  5,866             6,497
Corporate and Other (2)                                                                    7,093             4,104
                                                                                        --------         ---------
      Total operating income                                                              94,541           117,318
                                                                                         -------          --------

Realized Investment Gains (Losses)
      Stable Value Products                                                                  (59)              222
      Investment Products                                                                    678               892
      Unallocated Realized Investment Gains (Losses)                                       1,415              (470)
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                                   (367)             (892)
                                                                                       ---------         ---------
             Total net                                                                     1,667              (248)
                                                                                        --------         ---------

Income (Loss) Before Income Tax (2)
Life Insurance
      Individual Life                                                                     14,651            17,185
      West Coast                                                                           9,953            12,368
      Acquisitions                                                                        23,797            35,969
Specialty Insurance Products
      Dental and Consumer Benefits                                                         8,031            16,602
      Financial Institutions                                                               9,317            10,515
Retirement Savings and Investment Products
      Stable Value Products                                                               15,774            14,300
      Investment Products                                                                  6,177             6,497
Corporate and Other(2)                                                                     7,093             4,104
Unallocated Realized Investment Gains (Losses)                                             1,415              (470)
                                                                                        --------       -----------

             Total income before income tax                                              $96,208          $117,070
                                                                                         =======          ========

(1) Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.
(2) Operating income and income before income tax for the Corporate and Other segment have been reduced by pretax minority interest in income of consolidated subsidiaries of $9,306 in the first six months of 1999 and 1998. Such minority interest related to payments made on the Company's
      MIPSsm, 8.25% TOPrSsm, and FELINE PRIDESsm.


        The Individual Life Division's pretax operating income was $17.2 million in the first six months of 1999 compared to $14.7 million in the same period of 1998. The Division's 1999 results include a $2.0 million loss relating to a venture to sell term and term-like products through direct response and other expenses to support future growth. The Division has reinsured most of its mortality risk, therefore earnings fluctuations due to mortality experience have been significantly reduced.

        West Coast had pretax operating income of $12.4 million for the first six months of 1999 compared to $10.0 million for the same period last year. This increase reflects the Division's growth through sales.

        Pretax operating income from the Acquisitions Division was $36.0 million in the first six months of 1999 as compared to $23.8 million in the same period of 1998. The Division's mortality experience was approximately $3.1 million better than expected in the first six months of 1999 as compared to being approximately $2.1 million worse than expected in the first six months of 1998. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In October 1998, the Company coinsured a block of policies from Lincoln National resulting in earnings of $4.2 million in the first six months of 1999.

        The Dental Division's pretax operating income was $16.6 million in the first six months of 1999 compared to $8.0 million in the first six months of 1998. The recent acquisition of United Dental Care contributed earnings of $8.3 million in 1999. The pretax operating earnings of the Division's other dental businesses increased $0.3 million in the first six months of 1999 as compared to the same period last year.

        Pretax operating income of the Financial Institutions Division was $10.5 million in the first six months of 1999 as compared to $9.3 million last year. Several of the Division's lines of business improved in the first six months of 1999 as compared to the same period of 1998.

        The Stable Value Products Division had pretax operating income of $14.1 million in the first six months of 1999 and $15.8 million in the corresponding period of 1998. This decrease was primarily due to lower interest rate spreads which resulted from the Division shortening the duration of its invested assets in order to better match assets to liabilities. Realized investment gains associated with this Division in the first six months of 1999 were $0.2 million as compared to losses of less than $0.1 million in the same period last year. As a result, total pretax earnings were $14.3 million in the first six months of 1999 compared to $15.8 million for the same period last year.

        Investment Products Division pretax operating income was $6.5 million in the first six months of 1999 compared to $5.9 million in the same period of 1998. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in the first six months of 1999 as compared to approximately $0.3 million of realized gains in the same period of 1998. Total pretax earnings were $6.5 million in the first six months of 1999 as compared to $6.2 million in the same period of 1998.

        Earnings from the Corporate and Other segment consist primarily of net investment income on unallocated capital, interest expense on substantially all debt, the Company's joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment decreased $3.0 million in the first six months of 1999 as compared to the first six months of 1998, primarily due to the allocation of capital to the United Dental Care acquisition and the coinsurance of a block of policies from Lincoln National.

Income Taxes

        The following table sets forth the effective income tax rates for the periods shown:
                  SIX MONTHS
                    ENDED                               ESTIMATED EFFECTIVE
                   JUNE 30                                INCOME TAX RATES
               ---------------                         ---------------------

                    1998                                        35%
                    1999                                        36

         The effective income tax rate for the full year of 1998 was approximately 35.3%. Management's estimate of the effective income tax rate for 1999 is 36%. The increase in the effective tax rate primarily relates to nondeductible goodwill associated with the acquisition of United Dental Care.

Net Income Before Extraordinary Loss

         The following table sets forth net income before extraordinary loss and the net income before extraordinary loss per share for the periods shown, and the percentage change from the prior period:

                                                                         Net Income
               Six Months           ---------------------------------------------------------------------------------
                 Ended                 Total             Per Share-       Percentage       Per Share-     Percentage
                June 30              (In thousands)       Basic           Increase          Diluted       Increase
             -------------           -------------   ---------------   -------------     ------------   ------------

                  1998                  $62,535           $1.00           19.1%            $ .99           19.3%
                  1999                   73,069            1.11           11.0              1.10           11.1

         Compared to the same period in 1998, net income per share-diluted in the first six months of 1999 increased 11.1%, reflecting improved operating earnings in the Individual Life, West Coast, Acquisitions, Dental, Financial Institutions, and Investment Products Divisions and higher realized investment gains (net of related amortization of deferred policy acquisition costs), which were partially offset by lower operating earnings in the Stable Value Products Division and the Corporate and Other segment.

Extraordinary Loss

         On June 30, 1999, the Company caused PLC Capital L.L.C. ("PLC Capital"), a special purpose finance subsidiary, to redeem its $55 million of 9% Cumulative Monthly Income Preferred Securities, Series A ("MIPS"). In a related transaction, the Company redeemed its $69.6 million of Subordinated Debentures which were held by PLC Capital. The redemption resulted in an extraordinary loss of $1.8 million or $0.03 per share on both a basic and diluted basis. The extraordinary loss was comprised primarily of unamortized deferred debt issue costs and losses related to the termination of related interest rate swap agreements, net of an income tax benefit of $0.9 million.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require the Company to report derivative financial instruments on the balance sheet and to carry such derivatives at fair value. The fair values of derivatives increase or decrease as interest rates change. Under SFAS No. 133, changes in fair value are reported as a component of net income or as a change to share-owners' equity, depending upon the nature of the derivative. Although the adoption of SFAS No. 133 will not affect the Company's operations, adoption will introduce volatility into the Company's reported net income and share-owners' equity as interest rates change. SFAS No. 133 is effective January 1, 2001.

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

         The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 1999, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $6,240.9 million, which is 2.3% below amortized cost (less allowances for uncollectible amounts on investments) of $6,386.9 million. The Company had $1,949.0 million in mortgage loans at June 30, 1999. While the Company's mortgage loans do not have quoted market values, at June 30, 1999, the Company estimates the market value of its mortgage loans to be $1,998.3 million (using discounted cash flows from the next call date) which is 2.5% above amortized cost. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

         For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 1999, approximately $535.2 million of the Company's mortgage loans have this participation feature.

         At June 30, 1999, delinquent mortgage loans and foreclosed real estate were 0.2% of assets. Bonds rated less than investment grade were 2.0% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's allowance for uncollectible amounts on investments was $21.7 million at June 30, 1999.

         Policy loans at June 30, 1999, were $232.3 million, a decrease of $0.4 million from December 31, 1998. Policy loan rates are generally in the 4.5% to 8.0% range; such rate is at least equal to the assumed interest rates used for future policy benefits.

         In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest. At June 30, 1999, the Company had outstanding mortgage loan commitments of $872.3 million.

LIABILITIES

         Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Surrender charges for these products generally are sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

         At June 30, 1999, the Company had policy liabilities and accruals of $4.8 billion. The Company's life insurance products have a weighted average minimum credited interest rate of approximately 4.3%.

         At June 30, 1999, the Company had $2.8 billion of stable value contract account balances and $1.5 billion of annuity account balances.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not currently use derivative financial instruments for trading purposes. Combinations of options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. No realized investment gains or losses were deferred in 1999 or 1998. At June 30,

1999, options with a notional amount of $375 million were in a $0.6 million net unrealized loss position.

         The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. At June 30, 1999, interest rate swap contracts, swaptions, caps and floors with a notional amount of $949 million were in an $1.5 million net unrealized gain position. During the six months ended June 30, 1999, a $5.4 million loss was recognized on interest rate swap contracts, with a notional amount of $130.0 million related to the Company's MIPS and 8.25% TOPrS.

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

         Cash outflows related to stable value contracts (primarily maturing contracts and expected withdrawals) were approximately $1.0 billion during 1998. Cash outflows related to stable value contracts are estimated to be approximately $0.9 billion in 1999. The Company's asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

         The life insurance subsidiaries were committed at June 30, 1999, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $1.0 billion. The Company's subsidiaries held $159.1 million in cash and short-term investments at June 30, 1999. Protective Life Corporation had an additional $0.8 million in cash available for general corporate purposes.

         While the Company generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may from time to time exceed the funds then available. Therefore, the Company has arranged sources of credit for its insurance subsidiaries to use when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may from time to time sell short-duration Stable Value Products to complement its cash management practices.

CAPITAL

         At June 30, 1999, Protective Life Corporation had $30.0 million outstanding under its $70.0 million revolving line of credit and an additional $84.0 million of bank borrowings at a weighted average interest rate of 5.6%. Included in these bank borrowings is a $55.0 million term loan borrowed on June 30, 1999, in order to redeem the MIPS. The remaining increase in borrowing by Protective Life Corporation since December 31, 1998, was used for general corporate purposes. In addition, Protective Life Insurance Company had borrowed $37.0 million at June 30, 1999, at an interest rate of 5.3%.

         Protective Life Corporation's cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal and management services rendered to the subsidiaries, and investment income. At December 31, 1998, approximately $275 million of consolidated share-owners' equity, excluding net unrealized losses on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation.

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

         To give the Company flexibility in connection with future acquisitions and other growth opportunities, the Company has registered debt securities, preferred and common stock, and stock purchase contracts of Protective Life
Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

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

         The NAIC has adopted a model regulation, commonly referred to as "Triple X" (i.e., roman numeral XXX), for universal life and level premium term-like insurance products. The Company is currently assessing the impact of Triple X on its products and what changes to the products might be necessary in response to Triple X.

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

         The United States Congress is considering legislation that would eliminate the estate tax. Life insurance products are often used to fund estate tax obligations. If the estate tax was eliminated, the demand for certain life insurance products would be adversely affected.

         The United States Congress is also considering legislation that would permit commercial banks, insurance companies and investment banks to combine.

         Some insurers have recently lowered the premium rates for their level premium term and term-like products. The Company's Individual Life and West Coast Divisions' results, in part, depend upon their ability to maintain competitive level premium term and term-like products.

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

         The Company estimates that Year 2000 remediation is complete for most of its insurance administration systems and general administration systems. Of the general administration systems that are not yet remediated, the majority are new systems that were implemented during 1998 and are scheduled for year 2000 testing in August 1999 with the compliant, tested version to be placed in production by September 1999. All remediated systems are currently in production.

         Mainframe application remediation was completed December 31, 1998. Personal computer network hardware, software, and operating systems have been reviewed, with upgrades implemented where necessary. Remaining Year 2000 personal computer preparations are expected to be completed by September 30, 1999. In March 1999 a personal computer test lab was established to facilitate client server system testing. That testing is now materially complete and the lab facility is being used for desktop application testing. With respect to non-IT equipment and processes, the assessment and remediation is progressing on schedule and all known issues are expected to be remediated before December 31, 1999.

         Future date tests are complete for the majority of the Company's mission critical systems and are expected to be completed by August 31, 1999. Integrated tests involve multiple system testing and are used to verify the Year 2000 readiness of interfaces and connectivity across multiple systems. The Company is using its mainframe computer to simulate a Year 2000 production environment and to facilitate integrated testing. Current expectations are that integrated testing will be completed on or before September 30, 1999.

         Significant business partners and suppliers that provide products or services critical to Company operations are being reviewed for year 2000 readiness. To date, no partners or suppliers have reported that they expect to be unable to continue supplying products and services after January 1, 2000.

         The Company cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The costs of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Through June 30, 1999, costs that have been specifically identified as relating to the Year 2000 problem total
$4.7 million, with an additional $0.5 million estimated to be required to support continued Year 2000 preparations. The Company's Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

         Although the Company believes that a process is in place to successfully address Year 2000 issues, there can be no assurance that the Company's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair the Company's operations, or that the Year 2000 issue will not otherwise adversely affect the Company.

         A formal contingency plan is being prepared for senior management approval in September 1999. The plan will also be reviewed with the Finance and Investments Committee of the Company's Board of Directors at their October meeting. Those systems and functions identified as mission critical are included in the contingency plan.

         Should some of the Company's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, the Company may experience significant delays in its ability to perform certain functions, but does not expect to be unable to perform critical functions or to otherwise conduct business.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         There has been no material change from the disclosure in the Company's 1998 Form 10-K.

                                     PART II


Item 6.          Exhibits and Reports on Form 8-K

         (a)     15         Letter re: unaudited interim financial statements

                 27         Financial Data Schedule

                 99         Safe harbor for Forward Looking Statements

         (b) A current report on Form 8-K was filed April 23, 1999, reporting under Item 5 and Item 7 the Company's 1999 first quarter earnings press release.





                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PROTECTIVE LIFE CORPORATION






Date:            August 13, 1999               /s/    Jerry W. DeFoor
                                              ---------------------------------
                                              Jerry W. DeFoor
                                              Vice President and Controller,
                                              and Chief Accounting Officer
                                              (Duly authorized officer)