Form 10-Q
period 1999-09-30
PROTECTIVE LIFE CORP
filed 1999-11-12
CIK 355429

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of November 5, 1999: 64,502,092 shares.

                           PROTECTIVE LIFE CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:

        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three and Nine
          Months ended September 30, 1999 and 1998 (unaudited)
        Consolidated Condensed Balance Sheets as of September 30, 1999
          (unaudited) and December 31, 1998
        Consolidated Condensed Statements of Cash Flows for the
          Nine Months ended September 30, 1999 and 1998 (unaudited)
        Notes to Consolidated Condensed Financial Statements (unaudited)

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

   Item 6.  Exhibits and Reports on Form 8-K

Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation
Birmingham, Alabama

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of September 30, 1999, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998 and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham,  Alabama
October 26, 1999, except for Note N
as to which the date is
November 1, 1999




                           PROTECTIVE LIFE CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 (Dollars in thousands except per share amounts)

                                   (Unaudited)

                                                                            THREE MONTHS ENDED               NINE MONTHS ENDED

                                                                               SEPTEMBER 30                    SEPTEMBER 30
                                                                     ----------------------------- -----------------------------
                                                                             1999           1998            1999          1998
                                                                             ----           ----            ----          ----
REVENUES

Premiums and policy fees                                                   $325,654       $275,411      $   967,828     $776,767
Reinsurance ceded                                                          (134,573)      (107,677)        (382,870)    (305,015)
                                                                           --------       --------      -----------     --------
  Premiums and policy fees, net of reinsurance ceded                        191,081        167,734          584,958      471,752
Net investment income                                                       170,318        164,537          503,570      475,192
Realized investment gains (losses)                                           (3,984)           411           (3,340)       2,445
Other income                                                                 23,808         15,912           67,056       48,577
                                                                          ---------      ---------      -----------    ---------
                                                                            381,223        348,594        1,152,244      997,966
                                                                           --------       --------       ----------     --------

BENEFITS AND EXPENSES

Benefits and settlement expenses (net of reinsurance ceded:
  three months: 1999 - $85,055; 1998 - $109,513
  nine months: 1999 - $242,578; 1998 - $236,241)                            212,869        197,282          643,681      571,082
Amortization of deferred policy acquisition costs                            23,088         30,784           82,315       89,053
Other operating expenses (net of reinsurance ceded:
  three months: 1999 - $33,457; 1998 - $47,133
  nine months: 1999 - $102,828; 1998 - $112,985)                             83,465         64,325          238,071      176,114
                                                                          ---------      ---------      -----------     --------
                                                                            319,422        292,391          964,067      836,249
                                                                           --------       --------      -----------     --------

INCOME BEFORE INCOME TAX                                                     61,801         56,203          188,177      161,717

Income tax expense                                                           22,248         19,671           67,744       56,601
                                                                          ---------       --------      -----------    ---------

INCOME BEFORE MINORITY INTEREST AND
 EXTRAORDINARY LOSS                                                          39,553         36,532          120,433      105,116

Minority interest in net income
  of consolidated subsidiaries                                                2,220          3,024            8,269        9,073
                                                                          ---------      ---------     ------------    ---------

INCOME BEFORE EXTRAORDINARY LOSS                                             37,333         33,508          112,164       96,043

Extraordinary loss on early extinguishment of debt                                                            1,763
                                                                       ------------   ------------     ------------ ------------

NET INCOME                                                                 $ 37,333       $ 33,508       $  110,401     $ 96,043
                                                                           ========       ========       ==========     ========

EARNINGS PER SHARE - BASIC

  Income before extraordinary loss                                       $      .57     $      .53     $       1.71    $    1.53
  Extraordinary loss                                                                                            .03
                                                                       ------------   ------------    ------------- ------------
  Net income                                                             $      .57     $      .53     $       1.68    $    1.53
                                                                         ==========     ==========     ============    =========

EARNINGS PER SHARE - DILUTED

  Income before extraordinary loss                                       $      .57     $      .52     $       1.70    $    1.51
  Extraordinary loss                                                                                            .03
                                                                       ------------   ------------    ------------- ------------
  Net income                                                             $      .57     $      .52     $       1.67    $    1.51
                                                                         ==========     ==========     ============    =========

DIVIDENDS PAID PER SHARE                                                 $      .12     $      .11     $        .35   $      .32
                                                                         ==========     ==========     ============   ==========

Average shares outstanding - basic                                       65,725,022     63,272,089       65,578,965   62,863,523
Average shares outstanding - diluted                                     66,180,351     63,790,168       66,148,748   63,439,194




SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                                           PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                             (Dollars in thousands)

                                                                                  SEPTEMBER 30         DECEMBER 31

                                                                                     1999                 1998
                                                                      ---------------------------------------------
ASSETS                                                                            (Unaudited)
  Investments:

    Fixed maturities                                                             $  6,265,531         $ 6,437,756
    Equity securities                                                                  29,707              12,258
    Mortgage loans on real estate                                                   1,894,874           1,622,903
    Investment real estate, net                                                        16,201              14,868
    Policy loans                                                                      231,824             232,670
    Other long-term investments                                                        68,740              69,906
    Short-term investments                                                            104,137             216,249
                                                                                -------------        ------------
        Total investments                                                           8,611,014           8,606,610
    Cash                                                                               90,745               9,486
    Accrued investment income                                                         102,645             102,359
    Accounts and premiums receivable, net                                              76,093              40,794
    Reinsurance receivables                                                           802,808             756,370
    Deferred policy acquisition costs                                                 962,381             841,425
    Goodwill, net                                                                     208,438             202,615
    Property and equipment, net                                                        57,267              50,585
    Other assets                                                                       68,604              76,211
    Assets related to separate accounts
        Variable annuity                                                            1,494,634           1,285,952
        Variable universal life                                                        29,086              13,606
        Other                                                                           3,408               3,482
                                                                               --------------      --------------
                                                                                  $12,507,123         $11,989,495
                                                                               ==============      ==============
LIABILITIES

    Policy liabilities and accruals                                              $  4,925,064         $ 4,534,461
    Stable value contract account balances                                          2,669,845           2,691,697
    Annuity account balances                                                        1,559,579           1,519,820
    Other policyholders' funds                                                        122,720             222,704
    Other liabilities                                                                 411,885             327,108
    Accrued income taxes                                                               (7,440)            (15,200)
    Deferred income taxes                                                             (22,041)             44,636
    Debt                                                                              236,349             172,035
    Liabilities related to separate accounts
        Variable annuity                                                            1,494,634           1,285,952
        Variable universal life                                                        29,086              13,606
        Other                                                                           3,408               3,482
                                                                               --------------      --------------
                                                                                   11,423,089          10,800,301
                                                                                  -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
    IN COMPANY'S SUBORDINATED DEBENTURES

    9% Cumulative Monthly Income Preferred Securities, Series A                                            55,000
    8.25% Trust Originated Preferred Securities                                        75,000              75,000
    6.5% FELINE PRIDES                                                                115,000             115,000
                                                                                 ------------       -------------
                                                                                      190,000             245,000
                                                                                 ------------       -------------
SHARE-OWNERS' EQUITY

    Preferred Stock, $1 par value
        Shares authorized: 3,600,000; Issued: none

    Junior Participating Cumulative Preferred Stock, $1 par value
        Shares authorized: 400,000; Issued:  none

    Common Stock, $0.50 par value                                                      34,667              34,667
        Shares authorized:  160,000,000
        Shares issued:  69,333,117

    Additional paid-in capital                                                        256,057             254,705
    Treasury stock (1999 - 4,831,025 shares; 1998 - 4,898,100 shares)                 (12,960)            (13,140)
    Stock held in trust (1999 -10,950 shares)                                            (366)
    Unallocated stock in Employee Stock Ownership Plan

        (1999 - 1,220,534 shares; 1998 -1,291,194 shares)                              (4,043)             (4,277)
    Retained earnings                                                                 705,018             617,182
    Accumulated other comprehensive income
        Net unrealized gains (losses) on investments
        (net of income tax: 1999 - $(45,413); 1998 - $29,646)                         (84,339)             55,057
                                                                               --------------      --------------
                                                                                      894,034             944,194
                                                                               --------------      --------------
                                                                                  $12,507,123         $11,989,495
                                                                               ==============      ==============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                              (Dollars in thousands)
                                                    (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                       ------------------------
                                                                                            1999           1998
                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                          $   110,401    $     96,043
  Adjustments to reconcile net income to net cash provided by operating activities:

        Realized investment gains (losses)                                                  3,340          (2,445)
        Amortization of deferred policy acquisition costs                                  82,315          89,053
        Capitalization of deferred policy acquisition costs                              (178,319)       (156,148)
        Depreciation expense                                                                5,415           5,494
        Deferred income taxes                                                              18,508           9,389
        Accrued income taxes                                                                7,760         (31,101)
        Amortization of goodwill                                                            4,083             832
        Interest credited to universal life and investment products                       234,402         259,672
        Policy fees assessed on universal life and investment products                   (118,452)       (104,173)
        Change in accrued investment income and other receivables                         (69,521)        (90,238)
        Change in policy liabilities and other policyholders' funds

          of traditional life and health products                                         123,193         514,633
        Change in other liabilities                                                        92,242          (4,224)
        Other (net)                                                                        (7,153)       (113,329)
                                                                                     ------------    ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                               308,214         473,458
                                                                                      -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments

        Investments available for sale                                                  3,585,675       6,727,599
        Other                                                                             208,300         149,765
  Sale of investments

        Investments available for sale                                                    291,153         524,624
        Other                                                                             267,676         270,257
  Cost of investments acquired

        Investments available for sale                                                 (3,868,246)     (7,640,041)
        Other                                                                            (742,912)       (433,390)
  Acquisition and bulk reinsurance assumptions                                             46,508         (76,896)
  Purchase of property and equipment                                                      (15,360)         (9,754)
  Sale of property and equipment                                                            3,130              15
                                                                                    ------------- ---------------
  NET CASH USED IN INVESTING ACTIVITIES                                                  (224,076)       (487,821)
                                                                                      -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from borrowings under line of credit arrangements and debt                   4,430,677       1,634,996
  Principal payments on line of credit arrangements and debt                           (4,366,363)     (1,255,566)
  Payment of preferred securities                                                         (55,000)
  Dividends to share owners                                                               (22,565)        (19,769)
  Investment product deposits and changes in universal life deposits                      866,850         739,488
  Investment product withdrawals                                                         (856,478)     (1,099,299)
                                                                                     ------------     -----------
  NET CASH USED IN FINANCING ACTIVITIES                                                    (2,879)           (150)
                                                                                    -------------  --------------

INCREASE (DECREASE) IN CASH                                                                81,259         (14,513)
CASH AT BEGINNING OF PERIOD                                                                 9,486          47,502
                                                                                    -------------   -------------
CASH AT END OF PERIOD                                                                $     90,745    $     32,989
                                                                                     ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:

     Interest on debt                                                                   $  13,438      $    6,824
     Income taxes                                                                       $  39,406      $   62,388

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

  Reissuance of treasury stock to ESOP                                                                 $      205
  Unallocated stock in ESOP                                                             $     264      $      315
  Reissuance of treasury stock                                                          $   1,500      $    3,097
  Acquisitions

     Assets acquired                                                                                   $  198,676
     Liabilities assumed                                                                                  (33,236)
     Issuance of common stock                                                                             (88,131)
                                                                                                        -------------
     Net                                                                                               $   77,309
                                                                                                        =============





SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

     A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states, including Alabama (where the Company maintains its headquarters), juries have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments in any given lawsuit. The Company, like other insurers, in the ordinary course of business, is involved in such litigation or alternatively in arbitration.

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

                                                               OPERATING SEGMENT INCOME FOR THE
                                                               NINE MONTHS ENDED SEPTEMBER 30, 1999
                                          ------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)

                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS
                                           ------------------------------------------      ----------------------------
                                                                                            DENTAL AND
                                            INDIVIDUAL                                       CONSUMER       FINANCIAL
                                              LIFE         WEST COAST     ACQUISITIONS       BENEFITS     INSTITUTIONS
                                           ----------     ------------    ------------     ------------  --------------

Premiums and policy fees                    $200,912          $62,520       $113,526          $360,295       $212,751
Reinsurance ceded                           (126,454)         (42,802)       (24,420)          (56,961)      (132,233)
                                            --------          -------      ---------         ---------       --------
  Net of reinsurance ceded                    74,458           19,718         89,106           303,334         80,518
Net investment income                         45,492           56,779         99,587            13,380         17,632
Realized investment gains (losses)
Other income                                  32,738            1,302             (9)            3,395         19,923
                                            --------         --------    -----------         ---------      ---------
     Total revenues                          152,688           77,799        188,684           320,109        118,073
                                            --------          -------       --------          --------       --------
Benefits and settlement expenses              55,265           50,471         98,237           201,349         40,586
Amortization of deferred policy
 acquisition costs                            20,317            5,055         15,309             7,629         18,654
Other operating expenses                      52,469            2,839         23,266            82,348         42,235
                                            --------         --------       --------         ---------      ---------
     Total benefits and expenses             128,051           58,365        136,812           291,326        101,475
                                            --------          -------       --------          --------       --------
Income before income tax                      24,637           19,434         51,872            28,783         16,598


                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS
                                          -----------------------------
                                            STABLE                            CORPORATE
                                            VALUE          INVESTMENT           AND                         TOTAL
                                           PRODUCTS           PRODUCTS         OTHER      ADJUSTMENTS    CONSOLIDATED
                                          ---------       -------------     ----------   ------------   -------------

Premiums and policy fees                                     $ 17,610        $    214                     $  967,828
Reinsurance ceded                                                                                           (382,870)
                                                         ------------      ----------                     ----------
  Net of reinsurance ceded                                     17,610             214                        584,958
Net investment income                     $155,634             78,736          36,330                        503,570
Realized investment gains (losses)             (82)               892                       $ (4,150)         (3,340)
Other income                                                    7,111           2,596                         67,056
                                      ------------          ---------         -------    -----------     -----------
     Total revenues                        155,552            104,349          39,140         (4,150)      1,152,244
                                          --------           --------         -------       --------      ----------
Benefits and settlement expenses           131,016             64,477           2,280                        643,681
Amortization of deferred policy
 acquisition costs                             575             14,777              (1)                        82,315
Other operating expenses                     2,963             15,785          28,888        (12,722)        238,071
                                         ---------           --------         -------        -------      ----------
     Total benefits and expenses           134,554             95,039          31,167        (12,722)        964,067
                                          --------           --------         -------        -------      ----------
Income before income tax                    20,998              9,310           7,973          8,572         188,177
Income tax expense                                                                            67,744          67,744
Minority interest                                                                              8,269           8,269
Extraordinary loss                                                                             1,763           1,763
                                                                                                         -----------
     Net income                                                                                            $ 110,401
                                                                                                           =========







                                                               OPERATING SEGMENT INCOME FOR THE
                                                               NINE MONTHS ENDED SEPTEMBER 30, 1998
                                          ------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)

                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS
                                           ------------------------------------------      ----------------------------
                                                                                            DENTAL AND
                                            INDIVIDUAL                                       CONSUMER       FINANCIAL
                                              LIFE         WEST COAST     ACQUISITIONS       BENEFITS     INSTITUTIONS
                                           ----------     ------------    ------------     ------------  --------------


Premiums and policy fees                    $167,329          $55,740       $ 82,435          $253,330       $203,954
Reinsurance ceded                            (69,504)         (36,490)       (11,651)          (70,147)      (117,223)
                                            --------          -------       --------         ---------       --------
 Net of reinsurance ceded                     97,825           19,250         70,784           183,183         86,731
Net investment income                         40,401           46,837         79,860            12,206         17,085
Realized investment gains (losses)
Other income                                  26,161                           1,600             2,475         12,293
                                           ---------      -----------      ---------         ---------      ---------
     Total revenues                          164,387           66,087        152,244           197,864        116,109
                                            --------          -------       --------          --------       --------
Benefits and settlement expenses              80,768           42,944         84,171           126,141         39,806
Amortization of deferred policy
 acquisition costs                            24,376            3,866         13,594             7,731         25,182
Other operating expenses                      38,902            3,604         17,489            51,229         36,810
                                            --------         --------       --------         ---------       --------
     Total benefits and expenses             144,046           50,414        115,254           185,101        101,798
                                            --------          -------       --------          --------       --------
Income before income tax                      20,341           15,673         36,990            12,763         14,311




                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS
                                          -----------------------------
                                            STABLE                            CORPORATE
                                            VALUE          INVESTMENT           AND                         TOTAL
                                           PRODUCTS         PRODUCTS           OTHER      ADJUSTMENTS    CONSOLIDATED
                                          ---------       -------------     ----------   ------------   -------------

Premiums and policy fees                                     $ 13,827        $     152                      $776,767
Reinsurance ceded                                                                                           (305,015)
                                                         ------------      -----------                      --------
 Net of reinsurance ceded                                      13,827              152                       471,752
Net investment income                      $160,735            79,525           38,543                       475,192
Realized investment gains (losses)             (895)              678                      $   2,662           2,445
Other income                                                    6,599             (551)                       48,577
                                       ------------         ---------        ---------  ------------       ---------
     Total revenues                         159,840           100,629           38,144         2,662         997,966
                                           --------          --------         --------     ---------        --------
Benefits and settlement expenses            134,531            62,283              438                       571,082
Amortization of deferred policy
 acquisition costs                              554            13,752               (2)                       89,053
Other operating expenses                      1,864            15,308           24,867       (13,959)        176,114
                                          ---------          --------         --------      --------        --------
     Total benefits and expenses            136,949            91,343           25,303       (13,959)        836,249
                                           --------          --------         --------      --------        --------
Income before income tax                     22,891             9,286           12,841        16,621         161,717
Income tax expense                                                                            56,601          56,601
Minority interest                                                                              9,073           9,073
                                                                                                           ---------
     Net income                                                                                             $ 96,043
                                                                                                            ========











                                                              OPERATING SEGMENT ASSETS
                                                                SEPTEMBER 30, 1999
                                        ------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)

                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS
                                         --------------------------------------------      --------------------------
                                                                                             DENTAL AND
                                              INDIVIDUAL                                      CONSUMER       FINANCIAL
                                                 LIFE      WEST COAST     ACQUISITIONS        BENEFITS     INSTITUTIONS
                                           -------------  ------------    ------------      -----------    ------------

Investments and other assets                 $1,180,493     $1,292,180      $1,618,478        $277,537       $732,272
Deferred policy acquisition costs
   and goodwill                                 352,654        183,164         240,037         233,726         53,324
                                            -----------    -----------     -----------        --------      ---------
     Total assets                            $1,533,147     $1,475,344      $1,858,515        $511,263       $785,596
                                             ==========     ==========      ==========        ========       ========


                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS
                                           ------------------------------
                                              STABLE                                   CORPORATE
                                              VALUE           INVESTMENT                  AND               TOTAL
                                             PRODUCTS          PRODUCTS                  OTHER          CONSOLIDATED
                                          -------------      -----------              ----------        -------------

Investments and other assets                 $2,781,357       $2,838,258                 $615,729         $11,336,304
Deferred policy acquisition costs
   and goodwill                                   1,240          106,557                      117           1,170,819
                                           ------------      -----------               ----------        ------------
     Total assets                            $2,782,597       $2,944,815                 $615,846         $12,507,123
                                             ==========       ==========                 ========         ===========



                                                              OPERATING SEGMENT ASSETS
                                                                  DECEMBER 31, 1998
                                       ------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)

                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS
                                         --------------------------------------------      --------------------------
                                                                                             DENTAL AND
                                              INDIVIDUAL                                      CONSUMER       FINANCIAL
                                                 LIFE      WEST COAST     ACQUISITIONS        BENEFITS     INSTITUTIONS
                                           -------------  ------------    ------------      -----------    ------------

Investments and other assets               $1,083,388       $1,149,642      $1,600,123        $272,586       $655,684
Deferred policy acquisition costs
   and goodwill                               301,941          144,455         255,347         223,953         41,710
                                          -----------      -----------     -----------        --------      ---------
     Total assets                          $1,385,329       $1,294,097      $1,855,470        $496,539       $697,394
                                           ==========       ==========      ==========        ========       ========


                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS
                                             ---------------------------
                                              STABLE                                    CORPORATE
                                              VALUE           INVESTMENT                   AND              TOTAL
                                             PRODUCTS          PRODUCTS                   OTHER          CONSOLIDATED
                                            -----------      ------------           -------------        ------------

Investments and other assets                 $2,869,304       $2,545,364                 $769,364         $10,945,455
Deferred policy acquisition costs
   and goodwill                                   1,448           75,177                        9           1,044,040
                                           ------------     ------------             ------------        ------------
     Total assets                            $2,870,752       $2,620,541                 $769,373         $11,989,495
                                             ==========       ==========                 ========         ===========


NOTE F - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1999 and for the nine months then ended, the Company's life insurance subsidiaries had consolidated share-owner's equity and net income prepared in conformity with statutory reporting practices of $534.9 million and $49.1 million, respectively.

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

        The Company's balance sheets at September 30, 1999 and December 31, 1998, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                  SEPTEMBER 30, 1999             DECEMBER 31, 1998
                                                                  ------------------             -----------------
                                                                                   (IN THOUSANDS)

        Total investments                                         $  8,749,231                  $  8,501,646
        Deferred policy acquisition costs                              953,916                       857,948
        All other assets                                             2,933,728                     2,545,197
                                                                  ------------                  ------------
                                                                   $12,636,875                   $11,904,791
                                                                   ===========                   ===========

        Deferred income taxes                                   $       23,372                 $      12,798
        All other liabilities                                       11,445,130                    10,757,856
                                                                   -----------                   -----------
                                                                    11,468,502                    10,770,654
        Guaranteed preferred beneficial
           interests in Company's sub-
           ordinated debentures                                        190,000                       245,000
        Share-owners' equity                                           978,373                       889,137
                                                                 -------------                 -------------
                                                                   $12,636,875                   $11,904,791
                                                                   ===========                   ===========


NOTE H - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not currently use derivative financial instruments for trading purposes. Combinations of swaps, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. No realized investment gains or losses were deferred in the first nine months of 1999 or the full year of 1998. At September 30, 1999, options with a notional amount of $400 million were in a $1.1 million net unrealized loss position.

         The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, MIPS (prior to their redemption), and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. At September 30, 1999, interest rate swap contracts, swaptions, caps and floors with a notional amount of $1,138 million were in a $1.0 million net unrealized loss position. During the nine months ended September 30, 1999, a $6.4 million loss was recognized on interest rate swap contracts, with a notional amount of $130.0 million related to the Company's MIPS and 8.25% TOPrS.

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

         A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the nine months ended September 30 is summarized as follows:

                                           RECONCILIATION OF NET INCOME AND
                                              AVERAGE SHARES OUTSTANDING

                                                                                             SEPTEMBER 30
                                                                                   -------------------------------
                                                                                       1999                1998
                                                                                       ----                ----

Net income                                                                             $110,401             $96,043
Dividends on FELINE PRIDES                                                                   (1)                 (1)
                                                                                       ---------            --------
Adjusted net income                                                                    $110,401             $96,043
                                                                                       ========             =======

Average shares issued and outstanding                                                64,475,225          61,919,841
Issuable under various deferred compensation plans                                    1,103,740             943,682
                                                                                     ----------         -----------
Average shares outstanding - basic                                                   65,578,965          62,863,523
Stock appreciation rights                                                               188,465             164,105
Issuable under various other stock-based compensation plans                             381,318             411,566
FELINE PRIDES stock purchase contracts                                                       (1)                 (1)
                                                                                     -----------         -----------
Average shares outstanding - diluted                                                 66,148,748          63,439,194
                                                                                     ==========          ==========


(1) Excluded because the effect is anti-dilutive.

NOTE J - COMPREHENSIVE INCOME (LOSS)

         The  following  table sets  forth the  Company's  comprehensive  income
(loss) for the nine months ended September 30, 1999 and 1998:

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30                        SEPTEMBER 30
                                                             -------------------------------------------------------
                                                                                    (IN THOUSANDS)

                                                              1999          1998                    1999          1998
                                                              ----          ----                    ----          ----

         Net income                                          $37,333       $33,508                $110,401        $ 96,043
         Increase (decrease) in net unrealized gains
             on investments (net of income tax:
             three months:1999-$2,800; 1998-$23,220
             nine months:1999-$(76,228); 1998-$24,526)         5,198        43,123                (141,567)         45,549
         Reclassification adjustment for amounts included
             in net income (net of income tax:
             three months: 1999-$1,394; 1998-$(144)
             nine months: 1999-$1,169; 1998-$(856))            2,590          (267)                  2,171          (1,589)
                                                               -----         -----                --------         --------
         Comprehensive income (loss)                         $45,121       $76,364                $(28,995)       $140,003
                                                              ======         =====                ========         ========


NOTE K - ACQUISITIONS

         In September 1999, the Company acquired a block of credit life and disability policies which it had ceded to NationsCredit Insurance Corporation. The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.

         In September 1998, the Company acquired United Dental Care, Inc. ("United Dental Care"). The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.

         Summarized below are the consolidated results of operations for the nine months ended September 30, 1998, on an unaudited pro forma basis, as if the United Dental Care acquisition had occurred as of January 1, 1998. The pro forma information is based on the Company's consolidated results of operations for the nine months ended September 30, 1998, and on data provided by United Dental Care, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                                                    NINE MONTHS ENDED
                                                                                    SEPTEMBER 30, 1998
                                                                                -----------------------
                                                                                    (IN THOUSANDS)
                                                                                     (UNAUDITED)

         Total revenues                                                          $     1,092,935
         Net income                                                              $        93,877
         Net income per share-basic                                              $          1.44
         Net income per share-diluted                                            $          1.42



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

NOTE N - SUBSEQUENT EVENTS

         On October 20, 1999, the Company announced that it has agreed to acquire the Lyndon Insurance Group ("Lyndon") from the Frontier Insurance Group, Inc. Headquartered in St. Louis, Lyndon manufactures and markets a variety of specialty insurance products, including credit life and disability insurance, and vehicle and marine service agreements. Lyndon distributes products on a national basis through financial institutions and automobile dealers. The transaction is subject to regulatory approval and certain customary closing conditions.

         On November 1, 1999, the Company announced that it has made an equity investment in Matrix Direct, a privately-owned firm located in San Diego. Matrix Direct is a leading direct marketer of life insurance products and offers a full complement of direct marketing services, including market research, media buying, fulfillment, a nationally-licensed sales group and new business processing.

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

         This report includes "forward-looking statements" which express the expectations of future events and/or results. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to
Exhibit 99 herein for more information about factors which could affect future results.

                              RESULTS OF OPERATIONS

PREMIUMS AND POLICY FEES

         The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance ("premiums and policy fees") and the percentage change from the prior period:

                                                                   PREMIUMS AND POLICY FEES
               NINE MONTHS                                    ---------------------------------
                  ENDED                                           AMOUNT             PERCENTAGE
               SEPTEMBER 30                                   (IN THOUSANDS)          INCREASE
               -------------                                  ---------------       ------------

                   1998                                          $471,752                 29.7  %
                   1999                                           584,958                 24.0

         Premiums and policy fees increased $113.2 million or 24.0% in the first nine months of 1999 as compared to the first nine months of 1998. Premiums and policy fees in the Individual Life Division decreased $23.4 million in the first nine months of 1999 as compared to the same period in 1998 due to increased usage of reinsurance. Premiums and policy fees from the West Coast Division increased $0.5 million in the first nine months of 1999 as compared to the first nine months of 1998. The coinsurance of a block of policies from Lincoln National Corporation ("Lincoln National") in October 1998 resulted in a $23.3 million increase in premiums and policy fees in the Acquisitions Division, whereas decreases in older acquired blocks resulted in a $5.0 million decrease in premiums and policy fees. The September 1998 acquisition of United Dental Care, Inc. ("United Dental Care") resulted in a $82.7 million increase in premiums and policy fees in the Dental Division for the first nine months of 1999 as compared to the same period in 1998. Premiums and policy fees related to the Dental Division's other businesses increased $37.4 million in the first nine months of 1999 as compared to the same period in 1998. Overall premiums and policy fees from the Financial Institutions Division decreased $6.2 million in the first nine months of 1999 as compared to the first nine months of 1998 of which $8.9 million related to the normal decrease in premiums on closed blocks of policies acquired in prior years. Premiums and policy fees related to the Financial Institutions Division's other businesses increased $2.7 million in the first nine months of 1999 as compared to the first nine months of 1998. The increase in premiums and policy fees from the Investment Products Division was $3.8 million.

NET INVESTMENT INCOME

         The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                                                                NET INVESTMENT INCOME
               NINE MONTHS                                    ---------------------------------
                  ENDED                                           AMOUNT             PERCENTAGE
               SEPTEMBER 30                                   (IN THOUSANDS)          INCREASE
               -------------                                  ---------------       ------------

                   1998                                          $475,192                  11.6    %
                   1999                                           503,570                   6.0

         Net investment income in the first nine months of 1999 was $28.4 million or 6.0% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets.

REALIZED INVESTMENT GAINS (LOSSES)

         The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. The sales of investments that have occurred have resulted principally from portfolio management decisions to maintain approximate matching of assets and liabilities.

         The following table sets forth net realized investment gains (losses) for the periods shown:

         NINE MONTHS                                     REALIZED INVESTMENT
           ENDED                                            GAINS (LOSSES)
        SEPTEMBER 30                                        (IN THOUSANDS)
     -----------------                                 ---------------------

            1998                                               $2,445
            1999                                               (3,340)

         Realized investment losses were $3.3 million for the first nine months of 1999 compared to gains of $2.4 million for the corresponding period of 1998.

OTHER INCOME

         The following table sets forth other income for the periods shown:

             NINE MONTHS
                ENDED                                   OTHER INCOME
             SEPTEMBER 30                              (IN THOUSANDS)
          -----------------                            ---------------

                1998                                       $48,577
                1999                                        67,056

         Other income consists primarily of revenues of the Company's broker-dealer subsidiary, fees from variable insurance products, revenues of the Company's wholly-owned insurance marketing organizations, small noninsurance subsidiaries and automobile warranty business, and the results of the Company's joint venture in Hong Kong. Other income in the first nine months of 1999 was $18.5 million higher than the corresponding period of 1998. Revenues from the Company's broker-dealer subsidiary and automobile warranty business increased $7.8 million and $7.6 million, respectively, in the first nine months of 1999 as compared to the same period in 1998. Other income from all other sources increased $3.1 million in the first nine months of 1999 as compared with the first nine months of 1998.

INCOME BEFORE INCOME TAX

         The following table sets forth operating income or loss and income or loss before income tax for the periods shown:

                             OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                            NINE MONTHS ENDED SEPTEMBER 30

                                                    (IN THOUSANDS)

                                                                                          1998              1999
                                                                                          ----              ----
Operating income (loss) (1)(2)
Life Insurance
      Individual Life                                                                  $  20,341          $ 24,637
      West Coast                                                                          15,673            19,434
      Acquisitions                                                                        36,990            51,872
Specialty Insurance Products
      Dental and Consumer Benefits                                                        12,763            28,783
      Financial Institutions                                                              14,311            16,598
Retirement Savings and Investment Products
      Stable Value Products                                                               23,786            21,080
      Investment Products                                                                  8,975             9,310
Corporate and other (2)                                                                   12,841             7,973
                                                                                       ---------         ---------
      Total operating income                                                             145,680           179,687
                                                                                        --------          --------

Realized Investment Gains (Losses)
      Stable Value Products                                                                 (895)              (82)
      Investment Products                                                                    678               892
      Unallocated Realized Investment Gains (Losses)                                       2,662            (4,150)
Related Amortization of Deferred Policy Acquisition Costs
      Investment products                                                                   (367)             (892)
                                                                                       ---------        ----------
             Total net                                                                     2,078            (4,232)
                                                                                        --------         ---------

Income (loss) before income tax (2)
Life Insurance
      Individual Life                                                                     20,341            24,637
      West Coast                                                                          15,673            19,434
      Acquisitions                                                                        36,990            51,872
Specialty Insurance Products
      Dental and Consumer Benefits                                                        12,763            28,783
      Financial Institutions                                                              14,311            16,598
Retirement Savings and Investment Products
      Stable Value Products                                                               22,891            20,998
      Investment Products                                                                  9,286             9,310
Corporate and other (2)                                                                   12,841             7,973
Unallocated realized investment gains (losses)                                             2,662            (4,150)
                                                                                      ----------         ---------

             Total income before income tax                                             $147,758          $175,455
                                                                                        ========          ========

(1) Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

(2) Operating income and income before income tax for the Corporate and Other segment have been reduced by pretax minority interest in income of consolidated subsidiaries of $12,722 and $13,959 in the first nine months of 1999 and 1998, respectively. Such minority interest related to payments MADE on the company's MIPSsm, 8.25% TOPRSsm, and FELINE PRIDESsm.


        The Individual Life Division's pretax operating income was $24.6 million in the first nine months of 1999 compared to $20.3 million in the same period of 1998, an increase of 21%. The Division's mortality experience was $3.8 million more favorable in the first nine months of 1999 as compared to the same period of 1998. The Division's 1999 results include a $4.1 million loss relating to a venture to sell term and term-like products through direct response and other expenses to support future growth.

        West Coast had pretax operating income of $19.4 million for the first nine months of 1999 compared to $15.7 million for the same period last year. This increase reflects the Division's growth through sales.

        Pretax operating income from the Acquisitions Division was $51.9 million in the first nine months of 1999 as compared to $37.0 million in the same period of 1998. The Division's mortality experience was approximately $6.2 million better than expected in the first nine months of 1999 as compared to being approximately $2.1 million worse than expected in the first nine months of 1998. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In October 1998, the Company coinsured a block of policies from Lincoln National resulting in earnings of $7.0 million in the first nine months of 1999.

        The Dental Division's pretax operating income was $28.8 million in the first nine months of 1999 compared to $12.8 million in the first nine months of 1998. The recent acquisition of United Dental Care contributed earnings of $13.9 million in 1999. The pretax operating earnings of the Division's other businesses increased $2.1 million in the first nine months of 1999 as compared to the same period last year.

        Pretax operating income of the Financial Institutions Division was $16.6 million in the first nine months of 1999 as compared to $14.3 million last year. In September 1999, the Company reacquired a block of credit life and disability policies which it had ceded to NationsCredit Insurance Corporation. This transaction resulted in $1.0 million of earnings in the third quarter of 1999. In addition, the Division's other lines of business improved in the first nine months of 1999 as compared to the same period of 1998.

        The Stable Value Products Division had pretax operating income of $21.1 million in the first nine months of 1999 as compared to $23.8 million in the corresponding period of 1998. This decrease was primarily due to lower interest rate spreads. Realized investment losses associated with this Division in the first nine months of 1999 were $0.1 million as compared to losses of $0.9 million in the same period last year. As a result, total pretax earnings were $21.0 million in the first nine months of 1999 compared to $22.9 million for the same period last year.

        Investment Products Division pretax operating income was $9.3 million in the first nine months of 1999 compared to $9.0 million in the same period of 1998. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in the first nine months of 1999 as compared to approximately $0.3 million of realized gains in the same period of 1998. Total pretax earnings were $9.3 million in the first nine months of 1999 as compared to $9.3 million in the same period of 1998.

        Earnings from the Corporate and Other segment consist primarily of net investment income on unallocated capital, interest expense on substantially all debt, the Company's joint venture in Hong Kong, several small insurance lines of business, and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment decreased $4.9 million in the first nine months of 1999 as compared to the first nine months of 1998, primarily due to the allocation of capital to the United Dental Care acquisition and the coinsurance of a block of policies from Lincoln National.

INCOME TAXES

        The following table sets forth the effective income tax rates for the periods shown:

    NINE MONTHS
       ENDED                                             ESTIMATED EFFECTIVE
    SEPTEMBER 30                                           INCOME TAX RATES
-----------------                                      -----------------------
      1998                                                       35%
      1999                                                       36

         The effective income tax rate for the full year of 1998 was approximately 35%. Management's estimate of the effective income tax rate for 1999 is 36%. The increase in the effective tax rate primarily relates to nondeductible goodwill associated with the acquisition of United Dental Care.

NET INCOME BEFORE EXTRAORDINARY LOSS

         The following table sets forth net income before extraordinary loss and the net income before extraordinary loss per share for the periods shown, and the percentage change from the prior period:

                                                        NET INCOME BEFORE EXTRAORDINARY LOSS
              NINE MONTHS           ----------------------------------------------------------------------------------
                 ENDED                 TOTAL             PER SHARE-       PERCENTAGE       PER SHARE-     PERCENTAGE
              SEPTEMBER 30           (IN THOUSANDS)       BASIC           INCREASE          DILUTED       INCREASE
              ------------           -------------   ---------------   -------------     ------------   ------------

                 1998                  $ 96,043           $1.53           15.0%            $1.51           14.4%
                 1999                   112,164            1.71           11.8              1.70           12.6

         Compared to the same period in 1998, net income per share-diluted in the first nine months of 1999 increased 12.6%, reflecting improved operating earnings in the Individual Life, West Coast, Acquisitions, Dental, Financial Institutions, and Investment Products Divisions, which were partially offset by lower operating earnings in the Stable Value Products Division and the Corporate and Other segment and realized investment losses (net of related amortization of deferred policy acquisition costs).

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

         The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 1999, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $6,265.5 million, which is 2.1% below amortized cost (less allowances for uncollectible amounts on investments) of $6,401.6 million. The Company had $1,894.8 million in mortgage loans at September 30, 1999. While the Company's mortgage loans do not have quoted market values, at September 30, 1999, the Company estimates the market value of its mortgage loans to be $1,926.8 million (using discounted cash flows from the next call date) which is 1.7% above amortized cost. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

         For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 1999, approximately $538.7 million of the Company's mortgage loans have this participation feature.

         At September 30, 1999, delinquent mortgage loans and foreclosed real estate were 0.2% of assets. Bonds rated less than investment grade were 1.9% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's allowance for uncollectible amounts on investments was $21.1 million at September 30, 1999.

         Policy loans at September 30, 1999, were $231.8 million, a decrease of $0.8 million from December 31, 1998. Policy loan rates are generally in the 4.5% to 8.0% range; such rate is at least equal to the assumed interest rates used for future policy benefits.

         In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest. At September 30, 1999, the Company had outstanding mortgage loan commitments of $682.4 million.

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

         At September 30, 1999, the Company had policy liabilities and accruals of $4.9 billion. The Company's life insurance products have a weighted average minimum credited interest rate of approximately 4.3%.

         At September 30, 1999, the Company had $2.7 billion of stable value contract account balances and $1.6 billion of annuity account balances.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not currently use derivative financial instruments for trading purposes. Combinations of swaps, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans and mortgage-backed securities, and liabilities arising from interest-sensitive products.

Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. No realized investment gains or losses were deferred in 1999 or 1998. At September 30, 1999, options with a notional amount of $400 million were in a $1.1 million net unrealized loss position.

         The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, MIPS, and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. At September 30, 1999, interest rate swap contracts, swaptions, caps and floors with a notional amount of $1,138 million were in an $1.0 million net unrealized loss position. During the nine months ended September 30, 1999, a $6.4 million loss was recognized on interest rate swap contracts, with a notional amount of $130.0 million related to the Company's MIPS and 8.25% TOPrS.

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

         Cash outflows related to stable value contracts (primarily maturing contracts and expected withdrawals) were approximately $1.0 billion during 1998. Cash outflows related to stable value contracts are estimated to be approximately $0.9 billion in 1999. The Company has $0.1 billion of contracts which may be terminated by the contract holder upon seven or thirty days notice. The Company's asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

         The life insurance subsidiaries were committed at September 30, 1999, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $754.0 million. The Company's subsidiaries held $190.0 million in cash and short-term investments at September 30, 1999. Protective Life Corporation had an additional $4.9 million in cash and short-term investments available for general corporate purposes.

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

CAPITAL

         At September 30, 1999, Protective Life Corporation had $59.0 million outstanding under its $70.0 million revolving line of credit and an additional $57.6 million of bank borrowings at a weighted average interest rate of 5.7%. Included in these bank borrowings is a $55.0 million term loan, the proceeds of which were used to redeem the MIPS. The remaining increase in borrowing by Protective Life Corporation since December 31, 1998, was used for general corporate purposes.

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

         The NAIC has adopted a model regulation, commonly referred to as "Triple X" (i.e., roman numeral XXX), for universal life and level premium term and term-like insurance products. It is likely that many states will adopt Triple X effective January 1, 2000. Triple X potentially increases the amount of regulatory capital employed in the sale of these products. Insurers may react to Triple X by changing product features and/or premium rates, or by maintaining the status quo. Therefore, the competitive environment after January 1 is unclear. The Company is currently assessing the impact of Triple X on its products and what changes to the products might be necessary in response to Triple X. The Company cannot predict what effect Triple X may have on its life insurance sales.

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

         The United States Congress may consider legislation that would eliminate the estate tax. Life insurance products are often used to fund estate tax obligations. If the estate tax was eliminated, the demand for certain life insurance products would be adversely affected.

         The United States Congress has approved legislation that would permit commercial banks, insurance companies and investment banks to combine, provided certain requirements are satisfied. While the Company cannot predict the impact of this legislation, it could cause the Company to experience increased
competition   as  larger   more   efficient   organizations   emerge  from  such
combinations.

         Some insurers have recently lowered the premium rates for their level premium term and term-like products. The Company's Individual Life and West Coast Divisions' results, in part, depend upon their ability to maintain competitive level premium term and term-like products.

     A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states, including Alabama (where the Company maintains its headquarters), juries have substantial discretion in awarding punitive and non-economis compensatory damages which creates the potential for unpredictable material adverse judgments in any given lawsuit. The Company, like other insurers, in the ordinary course of business, is involved in such litigation or alternatively in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

         Earlier this year, an unrelated insurer was placed under insurance department supervision due to its inability to redeem approximately $6.8 billion of contracts under which contract holders could terminate the contracts upon seven or thirty days notice. The Company cannot predict what effect this unrelated insurer's difficulties will have on certain markets in which the Company participates.

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

         The Company  estimates  that Year 2000  remediation is complete for its
insurance   administration  systems  and  general  administration  systems.  All remediated systems are currently in production.

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

         Future date tests are complete for the Company's mission critical systems. Integrated tests involve multiple system testing and are used to verify the Year 2000 readiness of interfaces and connectivity across multiple systems. The Company used its mainframe computer to simulate a Year 2000 production environment and to facilitate integrated testing. Integrated tests were completed during August 1999. Additional testing will be conducted whenever changing circumstances warrant additional testing.

     Significant business partners and suppliers that provide products or services critical to Company operations are being reviewed for year 2000 readiness. To date, no significant partners or suppliers have reported that they expect to be unable to continue supplying products and services after January 1, 2000.

         The Company cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The costs of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Through August 31, 1999, costs that have been specifically identified as relating to the Year 2000 problem total $4.9 million, with an additional $0.3 million estimated to be required to support continued Year 2000 preparations. The Company's Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

         Although the Company believes that a process is in place to successfully address Year 2000 issues, there can be no assurance that the Company's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair the Company's operations, or that the Year 2000 issue will not otherwise adversely affect the Company.

         A formal contingency plan has been prepared and approved by senior management. Systems and functions identified as mission critical are included in the contingency plan.

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

                 27         Financial Data Schedule

                 99         Safe harbor for Forward Looking Statements

         (b) A current report on Form 8-K was filed October 26, 1999, reporting under Item 5 and Item 7 the Company's 1999 third quarter earnings press release.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PROTECTIVE LIFE CORPORATION

DATE:            NOVEMBER 12, 1999               /S/JERRY W. DEFOOR
                                                  -----------------------
                                                  Jerry W. DeFoor
                                                  Vice President and Controller,
                                                  and Chief Accounting Officer
                                                  (Duly authorized officer)