Form 10-K
period 1999-12-31
PROTECTIVE LIFE CORP
filed 2000-03-28
CIK 355429

--------------------------------------------------------------------------------------------------------------------------------- ---------------------------------------------------------------------------------------------------------------------------------

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999                        Commission File Number 1-12332

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 10, 2000: $1,331,738,602
Number of shares of Common Stock, $0.50 Par Value, outstanding as of March 10, 2000: 64,526,574

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1999 Annual Report To Share Owners (the "1999 Annual Report To Share Owners") are incorporated by reference into Parts I, II, and IV of this Report.

Portions of the Registrant's Proxy Statement dated March 29, 2000 are incorporated by reference into Part III of this Report.

PROTECTIVE LIFE CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

                                                     PART I

                                                                                                         Page

Item 1.       Business.....................................................................................

Item 2.       Properties...................................................................................

Item 3.       Legal Proceedings............................................................................

Item 4.       Submission of Matters to a Vote of Security Holders..........................................

                                                     PART II

Item 5.       Market for the Registrant's Common
               Equity and Related Share-Owner Matters......................................................

Item 6.       Selected Financial Data......................................................................

Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................................

Item 7a.      Quantitative and Qualitative Disclosure About Market Risk....................................

Item 8.       Financial Statements and Supplementary Data..................................................

Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................................................

                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................

Item 11.      Executive Compensation.......................................................................

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management.................................................................................

Item 13.      Certain Relationships and Related Transactions...............................................

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K................................................................................

   PART I

Item 1. Business

        Protective Life Corporation is a holding company, whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company is the Company’s principal operating subsidiary. Unless the context otherwise requires, the “Company” refers to the consolidated group of Protective Life Corporation and its subsidiaries.

        Copies of the Company’s Proxy Statement and 1999 Annual Report to Share Owners will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Share-Owner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 868-3573, FAX (205) 868-3541. Copies may also be requested through the Internet from the Company’s Worldwide Web Site (www.protective.com). The information incorporated herein by reference is also electronically accessible through the Internet from the “EDGAR Database of Corporate Information” on the Securities and Exchange Commission’s World Wide Web site (www.sec.gov).

        The Company operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products.

        The following table shows the percentages of pretax operating income represented by each of the strategic focuses and the Corporate and Other segment.

                                                               Retirement
                                           Specialty           Savings and         Corporate
   Year Ended             Life              Insurance          Investment             and
   December 31          Insurance           Products            Products             Other
   ------------        -----------          ---------          -----------         ---------

      1995                 53.4%             15.9%                32.7%              (2.0)%
      1996                 50.1              11.0                 37.3                1.6
      1997                 49.8              18.0                 23.3                8.9
      1998                 50.9              20.1                 21.7                7.3
      1999                 50.4              25.3                 17.3                7.0

        Additional information concerning the Company’s divisions may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” and Note I to Consolidated Financial Statements in the Company’s 1999 Annual Report to Share Owners, which are incorporated herein by reference.

        In the following paragraphs, the Company reports its divisional sales, new capital invested, members, and annualized premium. These statistics are used by the Company to measure the relative progress of its marketing and acquisition efforts. These statistics were derived from the Company’s various sales tracking and administrative systems and were not derived from the Company’s financial reporting systems or financial statements. These statistics attempt to measure only one of many factors that may affect future divisional profitability, and therefore are not intended to be predictive of future profitability.

LIFE INSURANCE

        A strategic focus of the Company is to expand its life insurance operations through internal growth and acquisitions. The Individual Life, West Coast and Acquisitions Divisions support this strategy.

Individual Life Division

        The Individual Life Division markets level premium term and term-like insurance, universal life and variable universal life products on a national basis primarily through networks of independent insurance agents. The Division is also developing other distribution channels. These include marketing life insurance products through regional stockbrokers and banks, through direct response and worksite arrangements, and on a “private label” basis to other insurance companies and their distribution systems. The Division has experienced increased sales even though the life insurance industry is a mature industry.

        The Division has two principal agent networks. The first is based on experienced independent personal producing general agents who are recruited by regional sales managers. At December 31, 1999, Protective Life Insurance Company had over 70 regional sales managers located throughout the United States. Approximately 43% of the Division’s 1999 sales came from this distribution system.

        The Division also distributes specialty insurance products in the life insurance brokerage market through another wholly-owned subsidiary, Empire General Life Assurance Corporation, representing approximately 42% of sales.

        For the entire Division, sales through stockbrokers and banks represented 10% of sales, and direct response represented 4%.

The following table shows the Individual Life Division's sales measured by new premium.

          Year Ended
         December 31                                             Sales
                                                          (dollars in millions)
        ----------------                                 -----------------------

               1995                                              $36.3
               1996                                               45.4
               1997                                               48.7
               1998                                               71.2
               1999                                               80.4
On November 1, 1999 the Company acquired a non-controlling equity interest in Matrix Direct, Inc., ("Matrix") a privately-owned firm located in San Diego. Matrix is a leading direct marketer of life and other insurance products. Matrix offers a full complement of direct marketing services, including market research, media buying, fulfillment, a nationally-licensed sales group and new business processing. The Company believes that the Matrix fulfillment and processing platform has significant potential for serving Internet marketers, banks, brokerage firms and innovative life agents who desire to participate in direct marketing or lead generation ventures with Matrix. The Company has the obligation, under certain conditions, to acquire additional equity interest in Matrix.

        The Division also includes ProEquities, Inc. (“ProEquities”), an affiliated, full-service, securities broker-dealer. ProEquities primarily recruits financial planners, including some members of the Division’s field force who are licensed to sell securities to affiliate with it. ProEquities makes available variable insurance products, mutual funds, and other investment products to its licensed representatives to offer to their clients and customers. At December 31, 1999, ProEquities had approximately 900 licensed representatives.

West Coast Division

        On June 3, 1997, the Company acquired West Coast Life Insurance Company (“West Coast”). Headquartered in San Francisco, West Coast sells universal life and level premium term and term-like insurance products in the life insurance brokerage market and in the “bank owned life insurance” (“BOLI”) market.

        The West Coast Division primarily utilizes a distribution system comprised of brokerage general agencies (“BGAs”) who recruit a network of independent life agents. At December 31, 1999, the Division worked with approximately 160 BGAs located throughout the United States. This distribution system represented approximately 66% of the Division’s 1999 sales.

        The Division also offers corporate owned life insurance products to the BOLI market through an independent marketing organization which specializes in this market. The products are sold to smaller and regional banks, and represent approximately 34% of the Division’s sales.

        The following table shows the West Coast Division’s sales measured by new premium including sales prior to the Company’s acquisition of West Coast for comparison purposes.

    Year Ended             BGA             BOLI               Total
    December 31           Sales            Sales              Sales
   ------------          -------         --------            --------
                                   (dollars in millions)

       1996               $10.3           $ 4.6                $14.9
       1997                19.5            10.3                 29.8
       1998                22.1            18.5                 40.6
       1999                39.0            19.8                 58.8

Acquisitions Division

        The Company is an active participant in the consolidation of the life insurance industry. The Acquisitions Division focuses on acquiring, converting, and servicing policies acquired from other companies. The Division’s primary focus is on life insurance policies that were sold to individuals. These acquisitions may be accomplished through acquisitions of companies or through the reinsurance of blocks of policies from other insurers. Forty transactions have been closed by the Division since 1970, including 13 since 1989. Blocks of policies acquired through the Division are usually administered as “closed” blocks; i.e., no new policies are being marketed. Therefore, the amount of insurance in force for a particular acquisition is expected to decline with time due to lapses and deaths of the insureds.

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

        Total revenues and income before income tax from the Acquisitions Division are expected to decline with time unless new acquisitions are made. Therefore, the Division’s revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity.

        The following table shows the number of transactions closed by the Acquisitions Division and the approximate amount of new (statutory) capital invested for each year in which an acquisition was made.

                                    Number                          New
  Year Ended                          of                          Capital
  December 31                     Transactions                    Invested
 -------------                   ---------------           ---------------------
                                                           (dollars in millions)

     1995                               1                           $  16.6
     1996                               3                              47.1
     1997                               1 (1)                         116.8 (1)
     1998                               1                              77.8

-----------
(1) West Coast

        Although acquisition opportunities were pursued, no transactions were completed in 1999.

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

Dental and Consumer Benefits Division

        In 1997, the Division (formerly known as the Group Division) substantially exited from the traditional group major medical business, fulfilling the Division's strategy to focus primarily on dental and related products. Accordingly, the Division was renamed.

        The Division's primary strategic emphasis is on indemnity and prepaid dental products. The Division was a pioneer in developing indemnity dental products for the voluntary payroll deduction market. In 1995, the Division entered the prepaid dental market when it acquired DentiCare of Florida, Inc. The Division's strategy is to promote a "dual choice" option by offering prepaid dental products through the Division's indemnity dental distribution channels.

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

        The following table shows the approximate number of the Dental and Consumer Benefits Division's members in all of its dental programs and annualized dental premium in-force at December 31.

                                                              Annualized Dental
                                   Members                         Premium
                                -------------              ----------------------
                                (in millions)              (dollars in millions)

               1995                  0.6                         $  74.8
               1996                  0.8                           101.2
               1997                  1.2                           146.1
               1998                  3.0                           321.6
               1999                  2.7                           326.7

        Members declined in 1999 primarily due to the exit from unprofitable lines of business within United Dental Care.

        The Division offers a variety of discounted fee-for-service, club-based programs to individual consumers and groups through its Protective Consumer Direct where enrolled consumers have access to a network of providers who have agreed to a discounted fee schedule.

        The Division also has group life, group disability, and individual cancer coverages.

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

        The Division markets through employee field representatives, independent brokers and wholly-owned subsidiaries. The Company believes it has been a beneficiary of a “flight to quality,” as financial institutions and automobile dealers increasingly prefer to do business with insurers having quality products, strong balance sheets and high-quality training and service capabilities.

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

        The Division has also coinsured closed blocks of credit policies in 1996 and 1997, and in 1999 the Division recaptured a closed block of credit policies that it had previously ceded to another insurer.

        The following table shows the Financial Institutions Division’s sales measured by new premium including sales of Western Diversified since the date of acquisition.

          Year Ended
         December 31                                                   Sales
        ---------------                                     ----------------------
                                                             (dollars in millions)

               1995                                                  $136.3
               1996                                                   147.2
               1997                                                   189.3
               1998                                                   273.5
               1999                                                   283.4

        A significant portion of the Division’s sales are reinsured with producer-owned reinsurers.

        On January 20, 2000, the Company acquired Lyndon Insurance Group (“Lyndon”). Lyndon manufacturers and markets a variety of specialty insurance products, including credit life insurance, credit disability insurance, and vehicle and marine service agreements. Lyndon distributes products on a national basis through financial institutions and automobile dealers. Lyndon had new premium sales of approximately $200 million in its continuing product lines in 1999 and has total assets of approximately $500 million. Lyndon’s home office is in St. Louis, Missouri.

RETIREMENT SAVINGS AND INVESTMENT PRODUCTS

        A third strategic focus of the Company is to offer products that respond to the shift in consumer preference to savings products brought about by demographic trends as “baby-boomers” move into the saving stage of their life cycle. The two Divisions that support this strategy are the Stable Value Products and Investment Products Divisions.

Stable Value Products Division

        The Stable Value Products Division (formerly the Guaranteed Investment Contracts (“GICs”) Division) markets GICs to 401(k) and other qualified retirement savings plans. GICs are generally contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value (hence, “stable value”) in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options available to plan participants. The Division also markets related products, including fixed and floating rate funding agreements offered to the trustees of municipal bond proceeds, bank trust departments and money market funds, and long-term annuity contracts offered to fund certain state obligations. The Division’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution and administration costs.

        In August 1999, the market for funding agreements was disrupted when an unrelated insurer was placed under insurance department supervision due to its inability to redeem approximately $6.8 billion of contracts which contractholders could terminate upon seven or thirty day's notice.

        Most GIC contracts and funding agreements written by the Division have maturities of three to five years. At December 31, 1999, the Division had $55 million, $50 million, and $101 million of contracts which may be terminated upon seven, thirty, and ninety days notice, respectively.

        The rate of growth in the Division’s account balances has slowed as the amount of maturing contracts has increased relative to the amount of sales. The following table shows the Stable Value Products Division’s sales and account balances (consisting of Stable Value Contract and certain annuity account balances).

     Year Ended                                                  Account
     December 31                     Sales                       Balances
----------------------             ----------                  ------------
                                           (dollars in millions)

       1995                           $751                        $2,524
       1996                            686                         2,627
       1997                            696                         2,869
       1998                            827                         2,879
       1999                            970                         2,850

Investment Products Division

        The Investment Products Division manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers and ProEquities, but are also sold through financial institutions and the Individual Life Division’s sales force.

        The Division offers modified guaranteed annuities which guarantee an interest rate for a fixed period. Because contract values are “market-value adjusted” upon surrender prior to maturity, these products afford the Company a measure of protection from changes in interest rates. Since 1994, the Division has offered variable annuities which offer the policyholder the opportunity to invest in various investment accounts.

        The following table shows the Investment Products Division's sales. The demand for annuity products is related to the general level of interest rates and performance of the equity markets.

    Year Ended           Fixed          Variable            Total
    December 31         Annuities       Annuities         Annuities
   ------------         ---------      -----------      -------------
                                  (dollars in millions)

       1995               $118             $189               $307
       1996                199              169                368
       1997                180              324                504
       1998                 97              472                569
       1999                350              361                711

         The following table shows the Investment Products account balances.

     Year Ended           Fixed          Variable            Total
    December 31         Annuities       Annuities         Annuities
   ------------         ---------      -----------      -------------
                                  (dollars in millions)

       1995             $1,105          $   392             $1,497
       1996              1,192              625              1,817
       1997              1,229            1,057              2,286
       1998              1,105            1,555              2,660
       1999              1,269            2,085              3,354

Corporate and Other

        The Company has an additional business segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the Divisions described above (including net investment income on capital and interest on substantially all debt). This segment also includes earnings from various investment-related transactions, the Company’s participation in a joint venture which owns a small life insurance company in Hong Kong and the operations of several small subsidiaries. The earnings of this segment may fluctuate from year to year.

        On March 22, 2000, the Company and its joint venture partner completed their previously announced sale of CRC Protective Life Insurance Company of Hong Kong.

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

        A significant portion of the Company’s bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages, and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates. Due to the potential cash flow volatility of mortgage-backed securities, the Company has focused on sequential, planned amortization class (“PAC”), targeted amortization class (“TAC”) securities, and Non-Accelerated Securities (“NAS”). These types have less cash flow volatility than other types of mortgage-backed securities. The Company has not invested in the higher risk tranches of mortgage-backed securities (except mortgage-backed securities issued in securitization transactions sponsored by the Company). In addition, the Company has entered into hedging transactions to reduce the volatility in market value of its mortgage-backed securities.

        The table below shows a breakdown of the Company’s mortgage-backed securities portfolio by type at December 31, 1999. PACs pay down according to a schedule. TACs pay down in amounts approximating a targeted schedule. NAS receive no principal payments in the first five years, after which NAS receive an increasing percentage of pro rata principal payments until the tenth year, after which NAS receive principal as principal of the underlying mortgages is received. Sequentials, like PACs, TACs, and NAS receive scheduled payments with any “excess” cash flow going to repay the earliest maturing tranches first. All four of these types of structured mortgage-backed securities give the Company some measure of protection against both prepayment and extension risk.

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

                                                            Percentage of
                                                           Mortgage-Backed
            Type                                              Securities
        -----------                                     --------------------

            PAC                                                  14.3%
            TAC                                                   6.7
            NAS                                                  14.5
            Sequential                                           26.3
            Accretion Directed                                    7.9
            Pass Through                                         15.9
            Support                                               1.6
            CMBS                                                 12.8
                                                         ------------------
                                                                100.0%
                                                         ==================

        The Company obtains ratings of its fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). If a bond is not rated by Moody’s or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 1999, approximately 99.6% of bonds were rated by Moody’s, S&P, or the NAIC.

        At December 31, 1999, approximately $6,041.0 million of the Company’s $6,310.6 million bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and only approximately $269.6 million of its bond portfolio was rated less than investment grade, of which $81.5 million were securities issued in Company-sponsored commercial mortgage loan securitizations.

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

        The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 1999 was $3.1 million. The average size mortgage loan in the Company’s portfolio is approximately $2.0 million. The largest single loan amount is $17.0 million.

        The following table shows a breakdown of the Company’s mortgage loan portfolio by property type at December 31, 1999:

                                                     Percentage of
                                                     Mortgage Loans
                Property Type                        on Real Estate
                -------------------                 -----------------

                   Retail                                 79%
                   Apartments                              8
                   Office Buildings                        6
                   Warehouses                              6
                   Other                                   1
                                                        -------
                   Total                                 100%
                                                        =======

        Retail loans are generally on strip shopping centers located in smaller towns and anchored by one or more strong regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are some of the largest anchor tenants (measured by the Company's exposure) in the strip shopping centers at December 31, 1999:

                                               Percentage of
                                               Mortgage Loans
              Anchor Tenants                   on Real Estate
        ------------------------------       -------------------

              Food Lion, Inc.                       4%
              Winn Dixie Stores, Inc.               3
              Wal-Mart Stores, Inc.                 2
              Rite-Aid Corporation                  2
              CVS Corporation                       2

        The Company’s mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property’s projected operating expenses and debt service.

        For several years the Company has offered a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $501.2 million of the Company’s mortgage loans have this participation feature.

        Many of the Company’s mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

        At December 31, 1999, $22.9 million or 1.2% of the mortgage loan portfolio was nonperforming. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

        In 1996, the Company sold approximately $554 million of its mortgage loans in a securitization transaction. In 1997, the Company sold approximately $445 million of its loans in a second securitization transaction. In 1998 the Company securitized $146 million of its mortgage loans and in 1999 the Company securitized $263 million. The securitizations’ senior tranches were sold, and the Company retained the junior tranches. The Company continues to service the securitized mortgage loans.

        As a general rule, the Company does not invest directly in real estate. The investment real estate held by the Company consists largely of properties obtained through foreclosures or the acquisition of other insurance companies. In the Company’s experience, the appraised value of a foreclosed property often approximates the mortgage loan balance on the property plus costs of foreclosure. Also, foreclosed properties often generate a positive cash flow enabling the Company to hold and manage the property until the property can be profitably sold.

        The Company has an allowance for uncollectible amounts on investments. This allowance was $21.1 million at December 31, 1999.

The following table shows the investment results of the Company for the years 1995 through 1999:

                         Cash, Accrued                                       Percentage
                      Investment Income,                                     Earned on               Realized
Year Ended             and Investments                  Net              Average of Cash           Investment
December 31            at December 31          Investment Income         and Investments         Gains (Losses)
------------       ---------------------      -------------------     -------------------       ----------------
                                              (dollars in thousands)

    1995                   $6,097,455                $475,924                     8.2%                 $1,612
    1996                    6,743,770                 517,483                     8.1                   5,510
    1997                    8,192,538                 591,376                     8.0                     830
    1998                    8,718,455                 636,396                     7.7                   3,121
    1999                    8,877,038                 676,401                     7.6                  (1,057)

        For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Notes A and B to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 1999 Annual Report to Share Owners.

Insurance in Force

        The Company’s total consolidated life insurance in force at December 31, 1999 was $129.8 billion. The following table shows sales by face amount and insurance in force for the Company’s divisions.

                                                                           Year Ended December 31

                                        ---------------------------------------------------------------------------
                                                 1999           1998          1997          1996          1995
                                        ---------------------------------------------------------------------------
                                                                     (dollars in thousands)
New Business Written
   Individual Life.....................      $16,305,923  $  16,188,344   $10,588,594    $ 9,245,002   $ 7,564,983
   West Coast..........................       10,612,852      5,050,309     1,984,928
   Dental and Consumer Benefits........          123,648        113,056       124,230       115,748        119,357
   Financial Institutions..............        6,665,219      5,257,957     4,183,216     3,956,581      3,563,177
                                        ---------------------------------------------------------------------------
        Total..........................     $ 33,707,642  $  26,609,666   $16,880,968   $13,317,331    $11,247,517
                                        ==========================================================================

Business Acquired
   West Coast..........................                                   $10,237,731
   Acquisitions........................                   $   7,787,284                 $ 1,286,673    $ 6,129,159
   Financial Institutions..............    $     620,000                    3,364,617     1,607,463
                                        ---------------------------------------------------------------------------
        Total..........................    $     620,000  $   7,787,284   $13,602,348  $  2,894,136   $  6,129,159
                                        ==========================================================================

Insurance in Force at End of Year(1)
   Individual Life.....................     $ 67,026,950  $  50,587,419   $39,715,608   $35,765,841    $32,500,935
   West Coast..........................       24,600,268     15,498,799    12,004,967
   Acquisitions........................       22,054,734     27,606,592    20,955,836    20,037,857     16,778,359
   Dental and Consumer Benefits........        6,065,604      6,665,815     6,393,076     6,054,947      6,371,313
   Financial Institutions..............       10,069,030      9,632,466    10,183,997     7,468,761      6,233,256
                                        ---------------------------------------------------------------------------
        Total..........................     $129,816,586   $109,991,091   $89,253,484   $69,327,406    $61,883,863
                                        ==========================================================================

(1)     Reinsurance   assumed  has  been   included;   reinsurance   ceded   (1999-$92,566,755;   1998-$64,846,246;
        1997-$34,139,554; 1996-$18,840,221; 1995-$17,524,366) has not been deducted.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions and assumptions was:

                                                             Ratio of
         Year Ended                                         Voluntary
         December 31                                       Terminations
        --------------                                  ------------------

           1995........................................       6.9%
           1996........................................       6.4
           1997........................................       6.9
           1998........................................       6.4
           1999........................................       6.0

        Net terminations reflect voluntary lapses, some of which may be due to the replacement of the Company’s products with competitors’ products. Also, a higher percentage of voluntary lapses typically occurs in the first 15 months of a policy, and accordingly, lapses will tend to increase or decrease in proportion to the change in the amount of new insurance written during the immediately preceding periods.

        The amount of investment products in force is measured by account balances. The following table shows guaranteed investment contract and annuity account balances. Most of the variable annuity account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

                       Guaranteed          Modified
   Year Ended          Investment          Guaranteed              Fixed              Variable
   December 31         Contracts           Annuities             Annuities            Annuities
---------------     ---------------     ----------------        -------------      -------------

                                       (dollars in thousands)

     1995             $2,451,693           $741,849               $472,656          $  392,237
     1996              2,474,728            862,747                390,461             624,714
     1997              2,684,676            926,071                453,418           1,057,186
     1998              2,691,697            818,566                432,237           1,554,969
     1999              2,680,009            941,692                391,085           2,085,072

Underwriting

        The underwriting policies of the Company’s insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, rated, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50. In the case of “simplified issue” policies, which are issued primarily through the Financial Institutions Division and the Individual Life Division in the payroll deduction market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than “simplified issue” policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

        The Company’s insurance subsidiaries require blood samples to be drawn with individual insurance applications for coverage at age 16 and above except in the payroll deduction market where the face amount must be $100,000 or more before blood testing is required. Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

        Group insurance underwriting policies are administered by experienced group underwriters. The underwriting policies are designed for single employer groups. Initial premium rates are based on prior claim experience and manual premium rates with relative weights depending on the size of the group and the nature of the benefits.

Indemnity Reinsurance

        The Company’s insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life; for group insurance, the maximum amount retained on any one life is $100,000. In many cases the retention is less. At December 31, 1999, the Company had insurance in force of $129.8 billion of which approximately $92.6 billion was ceded to reinsurers.

        Over the past several years, the Company’s reinsurers have reduced the net cost of reinsurance to the Company. Consequently, the Company has increased the amount of reinsurance which it cedes on newly-written individual life insurance policies, and has also ceded a portion of the mortality risk of existing business of the Individual Life, West Coast, and Acquisitions Divisions. Although the Company does not anticipate increases to occur, the reinsurance premium rates in many of the Company’s reinsurance agreements are not guaranteed, and could be increased by the reinsurer.

Policy Liabilities and Accruals

        The applicable insurance laws under which the Company’s insurance subsidiaries operate require that each insurance company report policy liabilities to meet future obligations on the outstanding policies. These liabilities are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the liabilities shall not be less than liabilities calculated using certain named mortality tables and interest rates.

        The policy liabilities and accruals carried in the Company’s financial reports (presented on the basis of accounting principles generally accepted in the United States) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed under generally accepted accounting principles to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are carried in the Company’s financial reports at the account value of the policy or contract.

Federal Income Tax Consequences

        Existing federal laws and regulations affect the taxation of the Company’s products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. Congress has from time to time considered proposals that, if enacted, would have had an adverse impact on the federal income tax treatment of such products, or would increase the tax-deferred status of competing products. In addition, life insurance products are often used to fund estate tax obligations. If the estate tax were eliminated, the demand for certain insurance products would be adversely affected.

        The Company’s insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries. However, certain restrictions on consolidating recently acquired life insurance companies and on consolidating life insurance company income with non-insurance income are applicable to the Company; thus, the Company is not able to consolidate all of the operating results of its subsidiaries for federal income tax purposes.

        Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in a memorandum account designated as “Policyholders’ Surplus” to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders’ Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 1999, the aggregate accumulation in the Policyholders’ Surplus account was $70.5 million. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

Competition

        Life and health insurance is a mature industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. Life and health insurance is a highly competitive industry, and the Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company, as well as competition from other providers of financial services.

        The life and health insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Also, some mutual insurance companies are converting to stock ownership which will give them greater access to capital markets. Additionally, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied.

        The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies. Irrational competition from other insurers could adversely affect the Company’s competitive position.

Regulation

        The Company’s insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the insurance business, including premium rates, marketing practices, advertising, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than share owners.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”) as modified by the insurance company’s state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs and more conservative computations of policy liabilities. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 1999 statutory financial reports, the Company’s insurance subsidiaries are adequately capitalized under the formula.

        The Company’s insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every five years) by one or more of the supervisory agencies on behalf of the states in which they do business. To date, no such insurance department examinations have produced any significant adverse findings regarding any insurance company subsidiary of the Company.

        Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s financial strength. The Company’s insurance subsidiaries were assessed immaterial amounts in 1999, which will be partially offset by credits against future state premium taxes.

        In addition, many states, including the states in which the Company’s insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where Protective Life Insurance Company (“Protective Life”) is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is generally deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.

        The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by Protective Life in 2000 is estimated to be $175.5 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company’s insurance subsidiaries are domiciled, which restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

        The Company’s insurance subsidiaries act as fiduciaries and are subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”). Severe penalties are imposed on insurers that breach their fiduciary duties to the plans under ERISA.

        Certain policies, contracts and annuities offered by the Company’s insurance subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions.

        Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 1999 Annual Report to Share Owners.

Recent Developments

        The NAIC has adopted the Codification of Statutory Accounting Principles (“Codification”). The Codification changes current statutory accounting rules in several areas. The Company has not estimated the potential effect the Codification will have on the statutory capital of the Company’s insurance subsidiaries. The Codification will become effective January 1, 2001.

        The NAIC has adopted a model regulation, commonly referred to as “Triple X” (i.e., Roman numeral XXX), for universal life and level premium term and term-like insurance products. Over half of the states have already adopted Triple X effective January 1, 2000 or have indicated they plan to adopt Triple X in 2000. Triple X potentially increases the amount of regulatory capital employed in the sale of these products. Insurers may react to Triple X by changing product features and/or premium rates, or by maintaining the status quo. Therefore, the regulatory and competitive environments are unclear. The Company has assessed the impact of Triple X on its products and has introduced new products in response to Triple X. The Company cannot predict what effect Triple X may have on its life insurance sales, or how its response to Triple X will affect its competitive position.

        Legislation has been enacted that permits commercial banks, insurance companies and investment banks to combine, provided certain requirements are satisfied. While the Company cannot predict the impact of this legislation, it could cause the Company to experience increased competition as larger, potentially more efficient organizations emerge from such combinations.

        During 1999, an unrelated insurer was placed under insurance department supervision due to its inability to redeem approximately $6.8 billion in contracts under which contract holders could terminate the contracts upon seven or thirty days notice. The Company cannot predict what effect this unrelated insurer’s difficulties will have on certain stable value product markets in which the Company participates.

        During 1999, most financial services companies, including the Company, experienced a decrease in the market price of their common stock. Although the Company believes it has sufficient internally generated capital to fund its immediate growth and capital needs, a lower stock price may limit the Company’s ability to raise capital to fund other growth opportunities and acquisitions.

        The President’s Fiscal Year 2001 budget contains proposals that, if enacted, could adversely affect the life insurance industry. The proposals represent $12.9 billion in new taxes on the life insurance industry. Most of the proposals were proposed and defeated in the 2000 budget. One proposal would tax the balances accumulated in a tax memorandum account designated as Policyholders’ Surplus. The Company’s accumulation in this account at December 31, 1999 was approximately $70.5 million. A second proposal would require insurers to capitalize higher percentages of acquisition expenses for tax purposes, resulting in the earlier payment of tax. A third proposal would reduce the attractiveness of corporate-owned life insurance products. The Company has not estimated the potential effect these proposals may have on the Company.

        On March 22, 2000, the Company and its joint venture partner completed their previously announced sale of CRC Protective Life Insurance Company of Hong Kong.

        In March 2000, a small insurer, to whom the Company has ceded certain accident and health policies, was placed into rehabilitation by its state of domicile. Based upon the information currently available, the Company does not believe this development will have a material adverse effect on the Company.

Employees

        At December 31, 1999 the Company had approximately 2,628 authorized positions, including approximately 1,520 in Birmingham, Alabama. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 1999 was approximately $5.0 million. In addition, substantially all of the employees are covered by a pension plan. The Company also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note K to Consolidated Financial Statements.

Item 2. Properties

        The Company’s Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,200 vehicles. During 2000, the Company will begin construction of a third contiguous building which will have approximately 315,000 square feet and parking for approximately 1,560 vehicles.

        The Company leases administrative and marketing office space in approximately 45 cities including approximately 137,355 square feet in Birmingham, with most leases being for periods of three to five years. The aggregate annualized rent is approximately $6.8 million.

Item 3. Legal Proceedings

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company’s properties is the subject. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 1999 Annual Report to Share Owners for certain information relating to litigation involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 1999 to a vote of security holders of the Company.

PART II

Item 5. Market for the Registrant's Common Equity and Related Share-Owner Matters

        The Company’s Common Stock is listed and principally traded on the New York Stock Exchange (NYSE symbol: PL). The following table sets forth the highest and lowest closing prices of the Company’s Common Stock, $0.50 par value, as reported by the New York Stock Exchange during the periods indicated, along with the dividends paid per share of Common Stock during the same periods. Closing prices and dividends have been adjusted for the Company’s two-for-one stock split effective April 1, 1998.

                                                      Range            Dividends
                                                -------------------   ----------
                                                 High         Low
                                                ------      -------
  1998
   First Quarter...........................     $36.50      $28.94       $.10
   Second Quarter..........................      38.38       31.75        .11
   Third Quarter...........................      40.88       30.00        .11
   Fourth Quarter..........................      40.13       28.63        .11
  1999
   First Quarter...........................     $39.81      $32.75       $.11
   Second Quarter..........................      40.00       34.00        .12
   Third Quarter...........................      39.44       28.50        .12
   Fourth Quarter..........................      36.50       28.63        .12

        On March 10, 2000, there were approximately 2,600 owners of record of Company Common Stock.

        The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 1999 Annual Report to Share Owners. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 - “Business - Regulation”.

Item 6. Selected Financial Data

                                                                Year Ended December 31
                                         ----------------------------------------------------------------------
                                             1999          1998            1997           1996           1995
                                        -----------   --------------  -------------- -------------- -----------
                                                        (dollars in thousands, except per share amounts)
INCOME STATEMENT DATA

Premium and policy fees                 $  1,299,317  $  1,122,010     $  856,549      $  802,327   $     765,749
Reinsurance ceded                           (538,033)     (459,215)      (334,214)       (308,174)       (333,173)
                                       ------------- -------------     ----------         --------      ----------
     Net of reinsurance ceded                761,284       662,795        522,335         494,153         432,576
Net investment income.................       676,401       636,396        591,376         517,483         475,924
Realized investment gains(losses).....        (1,057)        3,121            830           5,510           1,612
Other income..........................        97,254        64,103         32,784          20,857          11,768
                                       ------------- --------------    -----------     -----------     -----------
          Total revenues..............     1,533,882     1,366,415      1,147,325       1,038,003         921,880
Benefits and expenses.................     1,278,107     1,145,691        967,952         898,262         800,846
Income tax expense....................        92,079        77,845         60,987          47,512          41,152
Minority interest.....................        10,606        12,098          6,393           3,217           3,217
Extraordinary loss(1)                          1,763
                                      ------------- --------------    -----------     -----------     -----------

Net income............................ $     151,327    $  130,781  $     111,993    $     89,012    $     76,665
                                       =============    ============  ===========    ============       =========

PER SHARE DATA(1)(2)

Operating income per share - basic(3).$         2.36    $     2.04  $        1.79    $       1.45    $       1.34

Income before extraordinary
     loss - basic.............        $         2.34    $     2.06  $        1.79    $       1.47    $       1.34
Net income per share - basic..........$         2.31    $     2.06  $        1.79    $       1.47    $       1.34

Average   shares outstanding - basic..    65,604,311    63,521,587     62,429,250      60,570,782      57,320,224
Operating income per share - diluted(3)$        2.34    $     2.02  $        1.78    $       1.44    $       1.33
Income before extraordinary
     loss - diluted...................$         2.32    $     2.04  $        1.78    $       1.46    $       1.33
Net income per share - diluted........$         2.29    $     2.04  $        1.78    $       1.46    $       1.33
Average shares
     outstanding - diluted............    66,161,367    64,087,744     62,849,618      60,969,664      57,705,698
Cash dividends........................$          .47    $      .43  $         .39    $        .35    $        .31
Share-owners' equity..................$        13.41    $    14.65  $       12.30    $       9.99    $       9.15
Share-owners' equity excluding net
     unrealized gains and losses
     on investments...................$       15.68     $    13.80  $       11.30    $       9.88    $       8.14

                                                                       December 31
                                        -------------------------------------------------------------------------
                                             1999          1998            1997           1996           1995
                                        -----------    -------------  -------------- -------------- -------------
                                                                                           (dollars in thousands)
BALANCE SHEET DATA

Total assets..........................$  12,994,164     $11,989,495 $  10,511,635    $  8,263,205    $  7,231,257
Long-term debt........................$     181,023     $   152,286 $     120,000    $    168,200    $    115,500
Total debt............................$     236,023     $   172,035 $     120,000    $    181,000    $    115,500
9% Cumulative Monthly Income
     Preferred Securities, Series A                     $    55,000 $      55,000    $     55,000    $     55,000
8.25% Trust Originated Preferred
     Securities                       $      75,000     $    75,000 $      75,000
6.5% FELINE PRIDES                    $     115,000     $   115,000 $     115,000
Share-owners' equity                  $     865,223     $   944,194 $     758,197    $    615,316    $    526,557
Share-owners' equity excluding
     unrealized gains and losses
     on investments                   $   1,011,304     $   889,137 $     696,470    $    608,628    $    468,694

(1)   Due to early extinguishment of debt,net of income tax.
(2)   Prior periods have been restated to reflect a two-for-one stock split on April 1, 1998.
(3)   Net income excluding realized investment gains and losses and related amortization and extraordinary loss.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information regarding the Company’s financial condition and results of operations is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 1999 Annual Report to Share Owners and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" - Liquidity and Capital Resources in the Company’s 1999 Annual Report to Share Owners and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data for the Company and its subsidiaries, which are included under the caption “Consolidated Financial Statements” in the Company’s 1999 Annual Report to Share Owners, are incorporated herein by reference.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Share Owners of
Protective Life Corporation

Our report on the consolidated financial statements of Protective Life Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 29 of the 1999 Annual Report to Share Owners of Protective Life Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 28 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
February 23, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Except for the information concerning executive officers of the Company set forth below, the information called for by this Item 10 is incorporated herein by reference to the section entitled “Election of Directors and Information about Nominees” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 1, 2000, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1999 fiscal year.

        The executive officers of the Company are as follows:

         Name                                 Age                               Position
---------------------                   --------------          --------------------------------------
Drayton Nabers, Jr.                           59                  Chairman of the Board and
                                                                  Chief Executive Officer and Director

John D. Johns                                 48                  President, Chief Operating Officer
                                                                  and Director

R. Stephen Briggs                             50                  Executive Vice President

Jim E. Massengale                             57                  Executive Vice President,
                                                                  Acquisitions

A. S. Williams III                            63                  Executive Vice President,
                                                                  Investments and Treasurer

Danny L. Bentley                              42                  Senior Vice President, Dental
                                                                  and Consumer Benefits

Richard J. Bielen                             39                  Senior Vice President, Investments

Thomas Davis Keyes                            47                  Senior Vice President, Information Services

Carolyn King                                  49                  Senior Vice President,
                                                                  Investment Products

Deborah J. Long                               46                  Senior Vice President, Secretary and
                                                                  General Counsel

Steven A. Schultz                             46                  Senior Vice President,
                                                                  Financial Institutions

Wayne E. Stuenkel                             46                  Senior Vice President
                                                                  and Chief Actuary

Judy Wilson                                   42                  Senior Vice President,
                                                                  Stable Value Products

Jerry W. DeFoor                               47                  Vice President and Controller,
                                                                  and Chief Accounting Officer

J. William Hamer, Jr.                         55                  Vice President, Human Resources

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

        Mr. Johns has been President and Chief Operating Officer of the Company since August 1996 and a Director of the Company since May 1997. He was Executive Vice President and Chief Financial Officer of the Company from October 1993 to August 1996. He is also a director of Alabama National Bancorporation and John H. Harland Company.

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

        Mr. Keyes has been Senior Vice President, Information Services of the Company since April 1999. He was Vice President, Information Services of the Company from May 1993 to April 1999. He has been employed by Protective Life Corporation in various capacities since 1982.

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

        Ms. Wilson has been Senior Vice President, Stable Value Products of the Company since January 1995. Ms. Wilson has been employed by the Company and its subsidiaries since 1991.

        Mr. DeFoor has been Vice President and Controller, and Chief Accounting Officer of the Company since April 1989. Mr. DeFoor is a certified public accountant and has been employed by the Company and its subsidiaries since 1982.

         Mr. Hamer has been Vice President, Human Resources of the Company since 1981.

        These executive officers also serve as executive officers and/or directors of various other Company subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

        Directors and executive officers of the Company are required to file reports with the Securities and Exchange Commission showing changes in their beneficial ownership of the Company’s Common Stock. The Company has reviewed copies of these reports and written representations from the individuals required to file reports. Based on this review, we believe that each of the Company’s directors and executive officers has complied with the reporting requirements in 1999, with three exceptions. Reports for Messrs. Cabaniss and Cooper for the acquisition of 400 shares of Common Stock issued to them as part of their annual director compensation were inadvertently filed late. One report for Mr. French for the acquisition of 2,000 shares of Common Stock by Dunn Investment Company, of which he is the Chairman of the Board, President and Chief Executive Officer, was also inadvertently filed late.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

        The information called for by Items 11 through 13 is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 1, 2000, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 1999 fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          (a)     The following documents are filed as part of this report:

           1.     Financial Statements:

                  The following financial statements set forth in the
                  Company's 1999 Annual Report to Share Owners as indicated in the following table are incorporated by reference (see Exhibit 13).

                  Report of Independent Accountants.......................................................
                    Consolidated Statements of Income for the years
                    ended December 31, 1999, 1998, and 1997...............................................
                  Consolidated Balance Sheets as of December 31,
                    1999 and 1998 ........................................................................
                  Consolidated Statements of Share-Owners' Equity
                    for the years ended December 31, 1999, 1998, and 1997.................................
                  Consolidated Statements of Cash Flows
                    for the years ended December 31, 1999, 1998, and 1997.................................
                  Notes to Consolidated Financial Statements..............................................

          2.      Financial Statement Schedules:

                The Report of Independent Accountants which covers the financial statement schedules appears on page 24 of this report. The following schedules are located in this report on the pages indicated.

                  Schedule II - Condensed Financial Information
                    of Registrant.........................................................................
                  Schedule III - Supplementary Insurance Information......................................
                  Schedule IV - Reinsurance...............................................................

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

                Item Number             Document
                -----------             ---------

                 *3(a)                  1998 Restated  Certificate of  Incorporation  of the Company filed with the
                                        Secretary of State of Delaware on November 12, 1998, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

                 *3(b)                  1998 Restated By-laws of the Company effective November 2, 1998 filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K/A for
                                        the year ended December 31, 1998.

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

                  *4(m)                 Form of Preferred Security Certificate for PLC Capital Trust I (included as
                                        Exhibit A-1 of Exhibit 4(k)).

                  *4(n)                 Form of Guarantee with respect to Preferred Securities of PLC Capital Trust I filed as Exhibit 4(i) to the Company's Registration Statement on Form S-3
                                        filed April 11, 1997 (No.333-25027).

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

                 *10(a)+                The Company's Annual Incentive Plan (effective as of January1, 1997)
                                        filed as Exhibit 10(b) to the Company's Form 10-Q Quarterly Report filed
                                        May 14, 1997.

                 *10(b)+                The Company's 1992 Performance Share Plan filed as Exhibit 10(b)(3) to the
                                        Company's Form 10-Q Quarterly Report filed May 15, 1992.

                 *10(b)(1)+             First Amendment to the Company's 1992  Performance  Share Plan and filed as
                                        Exhibit  10(b)(1) to the Company's  Annual Report on Form 10-K for the year ended December 31, 1995.

                 *10(b)(2)+             The  Company's  1997  Long-Term   Incentive  Plan   (formerly,   the  "1997
                                        Performance  Share Plan"),  filed as Exhibit  10(a) to the  Company's  Form
                                        10-Q Quarterly Report filed May 15, 1998.

                 *10(c)+                Excess  Benefit Plan amended and  restated as of  January 1,  1989 filed as
                                        Exhibit  10(c)(1) to the Company's  Annual Report on Form 10-K for the year ended December 31, 1991.

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

*incorporated by reference
+Management contract or compensatory plan or arrangement

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

                  13                    Selected  portions  of the 1999  Annual  Report To Share  Owners  which are
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

                  23                    Consent of PricewaterhouseCoopers LLP.

                  24                    Powers of Attorney.

                  27                    Financial Data Schedule.

                  99                    Safe Harbor for Forward-Looking Statements.

*incorporated by reference
+Management contract or compensatory plan or arrangement

         (b)   Current Reports on Form 8-K:

               (1)                      Form 8-K, dated February 11, 1999
                                        - Item 5
                                        - Item 7

               (2)                      Form 8-K, dated April 23, 1999
                                        - Item 5
                                        - Item 7

               (3)                      Form 8-K, dated July 27, 1999
                                        - Item 5
                                        - Item 7

               (4)                      Form 8-K, dated October 26, 1999
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

                                                      PROTECTIVE LIFE CORPORATION

                                                      By:/s/Drayton Nabers, Jr.
                                                         ----------------------
                                                          Drayton Nabers, Jr.
                                                          Chairman of the Board and
                                                          Chief Executive Officer
March 28, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                      Capacity in Which Signed                               Date

/s/Drayton Nabers, Jr.                Chairman of the Board and                        March 28, 2000
DRAYTON NABERS, JR.                          Chief Executive Officer
                                             (Principal Executive Officer)
                                             and Director

/s/John D. Johns                      President and Chief Operating Officer            March 28, 2000
JOHN D. JOHNS                                (Principal Financial Officer)
                                             and Director

/s/Jerry W. DeFoor                    Vice President and Controller,                   March 28, 2000
JERRY W. DEFOOR                              and Chief Accounting Officer
                                             (Principal Accounting Officer)

                   *                         Director                                         March 28, 2000
WILLIAM J. CABANISS, JR.

                    *                        Director                                         March 28, 2000
JOHN J. MCMAHON, JR.

                    *                        Director                                         March 28, 2000
A. W. DAHLBERG

                    *                        Director                                         March 28, 2000
RONALD L. KUEHN, JR.

                    *                        Director                                         March 28, 2000
JAMES S. M. FRENCH

                    *                        Director                                         March 28, 2000
ROBERT A. YELLOWLEES

                    *                        Director                                         March 28, 2000
ELAINE L. CHAO

                    *                        Director                                         March 28, 2000
DONALD M. JAMES

                    *                        Director                                         March 28, 2000
J. GARY COOPER

                    *                        Director                                         March 28, 2000
H. CORBIN DAY

        *Drayton Nabers, Jr., by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                             By:/s/Drayton Nabers, Jr.
                                                -----------------------
                                                 DRAYTON NABERS, JR.
                                                 Attorney-in-fact

                                SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                                    OF REGISTRANT
                                                STATEMENTS OF INCOME
                                    PROTECTIVE LIFE CORPORATION (Parent Company)
                                    Years Ended December 31, 1999, 1998, and 1997
                                                   (in thousands)

                                                                        1999               1998             1997
                                                                      --------           --------         ------

REVENUES
        Dividends from subsidiaries*                                  $ 18,980            $ 77,639       $   5,317
        Service fees from subsidiaries*                                 82,559              56,683          54,712
        Net investment income                                           10,506               9,295          10,433
        Realized investment gains (losses)                              (5,817)                985            (994)
        Other income (loss)                                              1,327                (406)          2,186
                                                                    ----------            ----------     ----------
                                                                       107,555             144,196          71,654
                                                                     ---------            ---------       ---------

EXPENSES
        Operating and administrative                                    44,074              36,737          36,309
        Interest - subsidiaries*                                        17,217              20,351          11,303
        Interest - others                                               12,215               3,541           8,148
                                                                     ---------            ----------      ----------
                                                                        73,506              60,629          55,760
                                                                     ---------            ---------       ---------

INCOME BEFORE FEDERAL INCOME
        TAX AND OTHER ITEMS BELOW                                       34,049              83,567          15,894

INCOME TAX EXPENSE                                                      11,136               9,843           2,342
                                                                       ---------          ----------      ---------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
        INCOME OF SUBSIDIARIES                                          22,913              73,724          13,552

EQUITY IN UNDISTRIBUTED INCOME OF
        SUBSIDIARIES*                                                  130,177              57,057          98,441

INCOME BEFORE EXTRAORDINARY LOSS
        Extraordinary loss on early
        extinguishment of debt, net of tax                               1,763
                                                                    ----------          ----------       ----------

NET INCOME                                                            $151,327            $130,781        $111,993
                                                                      ========            ========        ========

*Eliminated in consolidation.
See notes to condensed financial statements.

                                     SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                                     OF REGISTRANT
                                                    BALANCE SHEETS
                                     PROTECTIVE LIFE CORPORATION (Parent Company)
                                                    (in thousands)
                                                                                  December 31
                                                                             ------------------------

                                                                                 1999                   1998
                                                                            ----------             -----------
ASSETS
         Investments:
              Fixed maturities                                              $   20,791             $    26,000
              Long-term investments                                             17,616                  11,424
              Short-term investments                                             2,000
              Investments in subsidiaries (equity method)*                   1,323,233               1,380,593
                                                                             ----------              ----------
                                                                             1,363,640               1,418,017
         Cash                                                                    1,623                     515
         Accrued investment income                                               2,160
         Receivables from subsidiaries*                                         27,324                  22,578
         Property and equipment, net                                               741                   1,007
         Accrued income taxes                                                                            8,850
         Other                                                                   8,571                  10,590
                                                                              ------------           -----------
              Total Assets                                                  $1,404,059              $1,461,557
                                                                              ==========              ==========

LIABILITIES
         Accrued expenses and other liabilities                             $   69,690               $  62,609
         Accrued income taxes                                                   10,816
         Deferred income taxes                                                  28,769                  20,834
         Debt:
              Banks                                                            114,000                  48,500
              Senior Notes                                                      75,000                  75,000
              Medium-Term Notes                                                 44,685                  44,923
              Subsidiaries*                                                    195,876                 265,497
                                                                              -------------          ----------

                            Total Liabilities                                  538,836                 517,363
                                                                              -------------           ----------

SHARE-OWNERS' EQUITY
         Preferred Stock
         Junior Participating Cumulative
              Preferred Stock
         Common Stock                                                           34,667                  34,667
         Additional paid-in capital                                            256,057                 254,705
         Treasury stock                                                        (12,960)                (13,140)
         Stock Held in Trust                                                      (621)
         Unallocated stock in Employee Stock Ownership Plan                     (4,043)                 (4,277)
         Retained earnings (including undistributed
              income of subsidiaries: 1999 - $814,940; 1998 - $684,763)        738,204                 617,182
         Accumulated other comprehensive income
              Net unrealized gains (losses) on
              investments (all from subsidiaries, net
              of income tax: 1999 - $(78,659); 1998 - $29,646)                (146,081)                 55,057
                                                                          --------------            ------------

                            Total Share-Owners' Equity                         865,223                 944,194
                                                                          --------------            -----------

                                                                           $ 1,404,059              $1,461,557
--------------------------                                                 ===========               ==========
*Eliminated in consolidation.
See notes to condensed financial statements.

                                     SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                                     OF REGISTRANT
                                               STATEMENTS OF CASH FLOWS
                                     PROTECTIVE LIFE CORPORATION (Parent Company)
                                     Years Ended December 31, 1999, 1998, and 1997
                                                    (in thousands)

                                                                             1999              1998           1997
                                                                          ------------      --------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                         $151,327          $130,781       $111,993
        Adjustments to reconcile net income
           to net cash provided by operating
           activities:
              Equity in undistributed net income
                 of subsidiaries*                                          (130,177)          (57,057)       (98,441)
              Deferred income taxes                                           7,935            15,446         (5,668)
              Accrued income taxes                                           19,666            (8,850)        (7,636)
              Accrued expenses                                                4,380            14,507          4,443
              Accrued investment income                                      (2,160)
              Receivables from subsidiaries                                  (8,746)           (7,342)         2,118
              Other (net)                                                     5,884               361          4,708
                                                                           -----------      -----------    ----------

        Net cash provided by operating activities                            48,109            87,846         11,517
                                                                           ---------        ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of and/or additional investments
           in subsidiaries*                                                 (28,638)         (115,960)      (112,448)
        Return of capital from subsidiaries                                  14,621                            1,280
        Principal payments received on loan
           to subsidiary*                                                     4,000             2,000
        Change in fixed maturities and long-term
           investments                                                          301            (2,242)        (2,993)
        Change in short-term investments                                     (2,000)            7,000         (7,000)
                                                                           ----------       ---------      -----------

        Net cash used in investing activities                                (11,716)        (109,202)      (121,161)
                                                                           ---------         --------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Borrowings under line of
           credit arrangements and long-term debt                            106,800           52,000         79,901
        Principal payments on line of credit
           arrangements and debt                                             (41,538)          (3,577)      (140,900)
        Borrowing (repayment of subsidiary debt)                             (69,621)                        195,876
        Purchase of Treasury Stock                                                                            (1,839)
        Purchase of Common Stock                                                (621)
        Dividends to Share Owners                                            (30,305)         (26,857)       (24,113)
                                                                           ---------        ---------      -----------
        Net cash provided by (used in) financing
           activities                                                        (35,285)          21,566        108,925
                                                                           ---------        ---------      ----------

INCREASE (DECREASE) IN CASH                                                   1,108               210           (719)
CASH AT BEGINNING OF YEAR                                                       515               305          1,024
                                                                           ---------        ----------     -----------
CASH AT END OF YEAR                                                        $  1,623         $     515     $      305
                                                                           ========         ==========     ===========

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

NOTE 1 - DEBT

At December 31, 1999, the Company had borrowed $59.0 million under its $70.0 million revolving line of credit and had an additional $55.0 million of bank borrowings.  $75.0 million of Senior Notes due 2004, $44.7 million of
Medium-Term Notes due 2011, $77.3 million of subordinated debentures due 2027 and $118.6 million of subordinated debentures due 2003 were outstanding at December 31, 1999.  The subordinated debentures were issued to affiliates in connection with the issuance by such affiliates of 8.25% Trust Originated Preferred Securities (TOPrS), and
6.5% Trust Originated Preferred Securities (TOPrS) issued as part of the Company's FELINE PRIDES, respectively.

NOTE 2 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                           1999          1998         1997
                                                                         --------      --------     ------
CASH PAID (RECEIVED) DURING THE YEAR FOR:

              Interest Paid to Non-Affiliates                           $  12,215       $ 9,285     $ 8,244

              Interest Paid to Subsidiary*                                 17,218        20,351      10,768
                                                                       ----------       -------     -------
                                                                        $  29,433       $29,636     $19,012
                                                                        =========       =======     =======
              Income Taxes (reduced by amounts received
                from affiliates under a tax sharing agreement)           $(18,584)     $   (464)    $(2,026)
                                                                         =========     ========     =======

NONCASH INVESTING AND FINANCING ACTIVITIES

              Reissuance of Treasury Stock to ESOP                     $      440      $    205   $      85
                                                                       ==========      ========   =========

              Unallocated Stock in ESOP                                $      234      $    315    $    333
                                                                       ==========      ========    ========

              Reissuance of Treasury Stock                              $   1,092       $ 3,097     $ 1,383
                                                                        =========       =======     =======

              Issuance of Common Stock                                                  $85,126
                                                                                        =======

NOTE 3 - SUBSIDIARY SURPLUS DEBENTURES

Protective Life Insurance Company ("Protective Life") has issued surplus debentures to the Company in order to finance acquisitions and growth.  At December 31, 1999, the balance of the surplus debentures was $14.0 million.
The surplus debentures are included in receivables from subsidiaries.  Protective Life must obtain the approval of the Tennessee Commissioner of Insurance before it may pay interest or repay principal on the surplus debentures.

*Eliminated in consolidation.

                                                                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                                                        PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                                                                       (in thousands)

         COL. A                             COL. B       COL. C     COL. D         COL. E         COL. F            COL. G          COL. H         COL. I          COL. J
         ------                             ------       ------     ------         ------         ------            ------          ------         ------          ------

                                                                                   GIC and
                                                         Future                    Annuity          Net                                         Amortization
                                           Deferred      Policy                 Deposits and     Premiums                          Benefits      of Deferred
                                            Policy      Benefits                    Other           and               Net             and          Policy           Other
                                          Acquisition      and     Unearned    Policyholders'     Policy          Investment      Settlement     Acquisition      Operating
         Segment                             Costs       Claims    Premiums         Funds          Fees            Income(1)       Expenses         Costs        Expenses(1)
         -------                          -----------   --------   --------    --------------  ------------      ------------     ----------   ---------------   -----------
 Year Ended
  December 31, 1999:
           Individual Life                 $372,359   $1,210,187    $    338    $     17,159      $  92,506       $   60,070          $ 74,455     $ 23,434          $ 68,923
           West Coast                       200,605    1,279,554           0          74,831         23,207           78,128            73,176        6,047            (2,649)
           Acquisitions                     235,903    1,374,445         558         260,267        114,866          129,806           129,581       19,444            31,967
           Dental                            25,819      130,463       3,076          79,032        398,175           17,946           265,221       10,704           110,190
           Financial Institutions            51,339      149,746     504,965           9,045        107,969           24,506            55,899       24,718            57,382
           Stable Value Products              1,156      167,415           0       2,680,009              0          210,208           175,290          744             4,709
           Investment Products              124,335      254,492           0       1,320,453         24,248          106,645            88,642       19,820            21,014
           Corporate and Other                    8        2,852          34              88            313           49,092             2,318            1            17,077
                                      ------------- ------------ -----------  --------------    -----------       ----------        ---------- ------------        ----------
           TOTAL                         $1,011,524   $4,569,154    $508,971      $4,440,884       $761,284        $ 676,401          $864,582     $104,912          $308,613
                                         ==========   ==========    ========      ==========       ========        =========          ========     ========          ========
Year Ended
  December 31, 1998:
           Individual Life                $ 301,941   $1,054,253 $       355    $     10,802       $126,166        $  55,903          $106,306     $ 30,543          $ 48,231
           West Coast                       144,455    1,006,280           0          77,254         22,380           63,492            54,617        4,924             5,354
           Acquisitions                     255,347    1,383,759         553         233,846         96,735          112,154           112,051       18,894            28,194
           Dental                            23,836      114,693       5,728          81,572        286,235           15,995           195,903       10,352            78,809
           Financial Institutions            39,212      215,451     385,006         105,434        112,272           25,313            52,629       28,526            55,197
           Stable Value Products              1,448      172,674           0       2,691,697              0          213,136           178,745          735             2,876
           Investment Products               75,177      194,726           0       1,233,528         18,809          105,890            85,045       17,213            19,637
           Corporate and Other                    9          944          39              88            198           44,513               469            1            10,440
                                     ---------------------------------------------------------  -----------       ----------       -------------------------       ----------
           TOTAL                        $   841,425   $4,142,780    $391,681      $4,434,221       $662,795         $636,396          $785,765     $111,188          $248,738
                                        ===========   ==========    ========      ==========       ========         ========          ========     ========          ========
Year Ended
  December 31, 1997:
           Individual Life                 $252,321  $   920,924  $      356    $     16,334      $ 127,480       $   54,647          $114,678    $  27,374        $   37,921
           West Coast                       108,126      739,463           0          95,495         14,122           30,194            28,304          961             6,849
           Acquisitions                     138,052    1,025,340       1,437         311,151        102,635          110,155           116,506       16,606            24,050
           Dental                            22,459      120,925       6,541          80,564        193,239           24,202           134,384       15,711            52,365
           Financial Institutions            52,837      159,422     391,085           6,791         72,263           16,462            27,643       30,812            21,120
           Stable Value Products              1,785      180,690           0       2,684,676              0          211,915           179,235          618             3,946
           Investment Products               56,074      177,150           0       1,184,268         12,367          105,321            82,019       15,110            15,749
           Corporate and Other                1,083          380       1,438             183            229           38,480               339           35            15,617
                                         -----------------------------------  --------------   ------------       ----------       ------------------------        ----------
           TOTAL                           $632,737   $3,324,294    $400,857      $4,379,462       $522,335         $591,376          $683,108     $107,227          $177,617
                                           ========   ==========    ========      ==========       ========         ========          ========     ========          ========

(1)     Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

                                                  SCHEDULE IV - REINSURANCE
                                        PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                                   (dollars in thousands)

        COL. A                           COL. B          COL. C             COL. D            COL. E           COL. F
        ------                           ------          ------             ------            ------          ---------

                                                                                                              Percentage
                                                         Ceded to          Assumed                             of Amount
                                          Gross           Other           from Other            Net             Assumed
                                          Amount         Companies         Companies          Amount            to Net
                                       -----------     ------------     ---------------    -------------      -----------

Year Ended
      December 31, 1999:
          Life insurance
              in force                 $120,577,512     $92,566,755     $    9,239,074    $   37,249,831        24.8%
                                       ============     ===========          ==========       ===========       =====

          Premiums and
           policy fees:
              Life insurance           $    540,430  $      364,680     $      131,856    $      307,606        42.9%                                                                                                               -----
              Accident/health
                insurance                   565,545         172,852             27,266           419,959         6.5%                                                                                                               -----
              Property and liability
                insurance                    34,110             501                110            33,719          .3%
                                       --------------- ----------------  -----------------  ---------------

              TOTAL                    $  1,140,085   $     538,033     $      159,232    $      761,284
                                       =============== ==============    ===============    ==============

 Year Ended
      December 31, 1998:
          Life insurance
              in force                $  91,980,657   $  64,846,246     $   18,010,434     $  45,144,845        39.9%
                                      =============   =============     ==============     =============        ====

          Premiums and
           policy fees:
              Life insurance          $     537,000   $     294,363     $       87,964     $     330,601        26.6%
              Accident/health
                insurance                   456,378         164,852             14,279           305,805         4.7%
              Property and liability
                insurance                    26,389               0                  0            26,389         0.0%
                                       ------------    ----------------  -------------      ------------

              TOTAL                   $   1,019,767   $     459,215     $      102,243     $     662,795
                                      =============    =============   ===============      ============

Year Ended
      December 31, 1997:
          Life insurance
              in force                  $78,240,282   $  34,139,554     $   11,013,202     $  55,113,930        20.0%
                                        ===========     ===========        ===========       ===========        ====

          Premiums and
            policy fees:
              Life insurance           $    387,108   $     147,184     $      74,738      $     314,662        23.8%
              Accident/health
                insurance                   378,704         187,539            10,510            201,675         5.3%
              Property and liability
                insurance                     6,139             176                35              5,998         0.6%
                                       --------------  ---------------   ----------------   --------------

              TOTAL                    $    771,951   $     334,899     $      85,283      $     522,335
                                       ============    ============      =============      ============