Form 10-Q
period 2000-03-31
PROTECTIVE LIFE CORP
filed 2000-05-15
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Registrant's telephone number, including area code (205) 879-9230

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Number of shares of Common Stock, $.50 par value, outstanding as of May 5, 2000: 64,540,700 shares.

Protective Life Corporation

INDEX

                                                                  Page Number
Part I.   Financial Information:

   Item 1.   Financial Statements:
        Report of Independent Accountants......................................
        Consolidated Condensed Statements of Income for the Three
          Months ended March 31, 2000 and 1999 (unaudited).....................
        Consolidated Condensed Balance Sheets as of March 31, 2000
          (unaudited) and December 31, 1999....................................
        Consolidated Condensed Statements of Cash Flows for the
          Three Months ended March 31, 2000 and 1999 (unaudited)...............
        Notes to Consolidated Condensed Financial Statements (unaudited).......

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........

Part II.  Other Information:

   Item 4.  Submission of matters to a Vote of Security Holders................

   Item 6.  Exhibits and Reports on Form 8-K...................................

Signature......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation
Birmingham, Alabama

        We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of March 31, 2000, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2000 and 1999 and consolidated condensed statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

        We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, share-owners' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

April 26, 2000

                           PROTECTIVE LIFE CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)

                                                              Three Months Ended
                                                                    March 31
                                                              ------------------
                                                               2000         1999
REVENUES                                                       ----         ----
Premiums and policy fees                                     $359,796     $315,369
Reinsurance ceded                                            (145,487)    (117,952)
                                                              -------      -------
  Premiums and policy fees, net of reinsurance ceded          214,309      197,417
Net investment income                                         173,213      162,435
Realized investment gains                                       2,696        1,326
Other income (2000 -  includes $24,128 from sale of
  affiliate)                                                   59,059       18,003
                                                              -------      -------
                                                              449,277      379,181
                                                              -------      -------
BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
  2000 - $96,754; 1999 - $63,868)                             256,322      213,093
Amortization of deferred policy acquisition costs              37,518       30,952
Other operating expenses (net of reinsurance ceded:
  2000 - $48,662; 1999 - $30,404)
                                                               84,590       73,187
                                                              -------      -------
                                                              378,430      317,232
                                                              -------      -------
INCOME BEFORE INCOME TAX                                       70,847       61,949

Income tax expense                                             25,505       22,301
                                                               ------       ------
INCOME BEFORE MINORITY INTEREST                                45,342       39,648

Minority interest in net income
  of consolidated subsidiaries                                  2,307        3,025
                                                               ------       ------
NET INCOME                                                    $43,035      $36,623
                                                              =======      =======
NET INCOME PER SHARE - BASIC                                     $.65         $.56
                                                              =======      =======

NET INCOME PER SHARE - DILUTED                                   $.65         $.56
                                                              =======      =======
DIVIDENDS PAID PER SHARE                                         $.12         $.11
                                                              =======      =======

Average shares outstanding - basic                         65,717,818   65,489,805
Average shares outstanding - diluted                       66,148,004   66,075,522

See notes to consolidated condensed financial statements

                                           PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Dollars in thousands)
                                                                    March 31          December 31
                                                                      2000               1999
                                                                  -----------         ------------
ASSETS                                                            (Unaudited)
  Investments:
    Fixed maturities                                              $6,799,141          $6,311,822
    Equity securities                                                 36,038              36,446
    Mortgage loans on real estate                                  1,968,002           1,945,990
    Investment real estate, net                                       15,643              15,582
    Policy loans                                                     230,160             232,126
    Other long-term investments                                       79,990              66,386
    Short-term investments                                           140,352             113,657
                                                                   ---------           ---------
        Total investments                                          9,269,326           8,722,009
    Cash                                                              74,678              51,642
    Accrued investment income                                        110,434             103,387
    Accounts and premiums receivable, net                             73,916              80,130
    Reinsurance receivables                                          979,431             860,122
    Deferred policy acquisition costs                              1,107,127           1,011,524
    Goodwill, net                                                    245,431             218,483
    Property and equipment, net                                       58,158              57,489
    Other assets                                                      42,809              66,950
    Assets related to separate accounts
        Variable annuity                                           1,910,097           1,778,618
        Variable universal life                                       50,720              40,293
        Other                                                          3,573               3,517
                                                                 -----------         -----------
                                                                 $13,925,700         $12,994,164
                                                                 ===========         ===========
LIABILITIES
    Policy liabilities and accruals                               $5,512,810          $5,078,125
    Stable value contract account balances                         2,907,050           2,680,009
    Annuity account balances                                       1,694,932           1,639,231
    Other policyholders' funds                                       120,603             121,644
    Other liabilities                                                415,184             405,010
    Accrued income taxes                                               5,953              (5,701)
    Deferred income taxes                                            (31,398)            (37,828)
    Debt                                                             246,922             236,023
    Liabilities related to separate accounts
        Variable annuity                                           1,910,097           1,778,618
        Variable universal life                                       50,720              40,293
        Other                                                          3,573               3,517
                                                                  ----------          ----------
                                                                  12,836,446          11,938,941
                                                                  ----------          ----------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
    IN COMPANY’S SUBORDINATED DEBENTURES
    8.25% Trust Originated Preferred Securities                       75,000              75,000
    6.5% FELINE PRIDES                                               115,000             115,000
                                                                     -------             -------
                                                                     190,000             190,000
                                                                     -------             -------
SHARE-OWNERS' EQUITY
    Preferred Stock, $1 par value
        Shares authorized: 3,600,000; Issued: none
    Junior Participating Cumulative Preferred Stock, $1 par value
        Shares authorized: 400,000; Issued:  none
    Common Stock, $0.50 par value                                     34,667              34,667
        Shares authorized:  160,000,000
        Shares issued: 69,333,117
    Additional paid-in capital                                       256,455             256,057
    Treasury stock (2000 - 4,792,417 shares; 1999- 4,831,025 shares) (12,856)            (12,960)
    Stock held in trust (2000 - 37,015 shares; 1999 - 18,681 shares)  (1,067)               (621)
    Unallocated stock in Employee Stock Ownership Plan
        (2000 - 1,112,668 shares; 1999 - 1,220,534 shares)            (3,686)             (4,043)
    Retained earnings                                                773,496             738,204
    Accumulated other comprehensive income
        Net unrealized gains (losses) on investments
        (net of income tax: 2000 - $(79,560); 1999 - $(78,659))     (147,755)           (146,081)
                                                                 -----------         -----------
                                                                     899,254             865,223
                                                                 -----------         -----------
                                                                 $13,925,700         $12,994,164
                                                                 ===========         ===========

See notes to consolidated condensed financial statements

                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                          Three Months Ended
                                                                                March 31
                                                                        -----------------------
                                                                          2000           1999
                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $43,035         $36,623
  Adjustments to reconcile net income to net cash provided by operating activities:
        Realized investment gains                                        (2,696)         (1,326)
        Amortization of deferred policy acquisition costs                37,518          30,952
        Capitalization of deferred policy acquisition costs             (94,812)        (48,557)
        Depreciation expense                                              2,335           2,119
        Deferred income taxes                                             8,735          (1,570)
        Accrued income taxes                                             12,020          18,006
        Amortization of goodwill                                          1,891           1,255
        Interest credited to universal life and investment products      92,818          85,361
        Policy fees assessed on universal life and investment products  (48,498)        (36,243)
        Change in accrued investment income and other receivables          (270)        (24,066)
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                        98,206          37,398
        Change in other liabilities                                     (12,930)        (31,051)
        Other (net)                                                      20,746          13,745
                                                                        --------         ------
  Net cash provided by operating activities                             158,098          82,646
                                                                        --------         ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                2,414,138       3,696,797
        Other                                                            14,873          59,209
  Sale of investments
        Investments available for sale                                  260,445         214,724
        Other                                                            17,096          47,959
  Cost of investments acquired
        Investments available for sale                               (2,883,586)     (3,947,000)
        Other                                                           (59,275)       (163,781)
  Acquisition and bulk reinsurance assumptions, net of cash received   (150,903)
  Purchase of property and equipment                                     (1,962)         (5,605)
                                                                       ---------        --------
  Net cash used in investing activities                                (389,174)        (97,697)
                                                                       ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt 1,084,212         331,100
  Principal payments on line of credit arrangements and debt         (1,073,307)       (311,698)
  Dividends to share owners                                              (7,743)         (7,088)
  Purchase of common stock held in trust                                   (447)           (366)
  Investment product deposits and changes in universal life deposits    564,747         401,145
  Investment product withdrawals                                       (313,350)       (358,180)
                                                                       ---------       ---------
  Net cash provided by financing activities                             254,112          54,913
                                                                       ---------       ---------
INCREASE IN CASH                                                         23,036          39,862
CASH AT BEGINNING OF PERIOD                                              51,642           9,486
                                                                        -------         -------
CASH AT END OF PERIOD                                                   $74,678         $49,348
                                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
     Interest on debt                                                    $4,718          $2,681
     Income taxes                                                        $2,986

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissurance of treasury stock to ESOP                                    $255            $440
  Unallocated stock in ESOP                                                $357            $234
  Reissuance of treasury stock                                             $247            $169
  Acquisitions and related reinsurance transactions:
     Assets acquired                                                   $496,221
     Liabilities assumed                                               (345,318)
                                                                        -------
     Net                                                               $150,903
                                                                        =======

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - COMMITMENTS AND CONTINGENT LIABILITIES

        The Company is contingently liable to obtain a $20 million letter of credit under indemnity agreements with its directors. Such agreements provide insurance protection in excess of the directors’ and officers’ liability insurance in force at the time up to $20 million. Should certain events occur constituting a change in control of the Company, the Company must obtain the letter of credit upon which directors may draw for defense or settlement of any claim relating to performance of their duties as directors. The Company has similar agreements with certain of its officers providing up to $10 million in indemnification which are not secured by the obligation to obtain a letter of credit.

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

        A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, including Alabama (where the Company maintains its headquarters), juries have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits involving insurers’ sales practices, insurers have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although, the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

NOTE C - GUARANTEED PREFERRED BENEFICIAL INTERESTS

        On April 29, 1997, a special purpose finance subsidiary of the Company, PLC Capital Trust I issued $75 million of 8.25% Trust Originated Preferred Securities ("TOPrSSM"). The 8.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 8.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust I’s obligations with respect to the 8.25% TOPrS.

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

        On November 20, 1997, another special purpose finance subsidiary, PLC Capital Trust II, issued $115 million of FELINE PRIDESSM which are comprised of a stock purchase contract and a beneficial ownership of 6.5% TOPrS. The sole assets of PLC Capital Trust II are $118.6 million of Protective Life Corporation 6.5% Subordinated Debentures due 2003, Series C. Under the stock purchase contract, on February 16, 2001, the holders will purchase shares of the Company’s Common Stock from the Company. The holders may generally settle the contract in cash or by exercising their right to put, in effect, the 6.5% TOPrS back to the Company. The shares of Common Stock issuable range from approximately 3.5 million shares if the price of the Company’s Common Stock is greater than or equal to $32.52 to approximately 4.3 million shares if the stock price is less than or equal to $26.66. The 6.5% TOPrS are guaranteed on a subordinated basis by the Company. Dividends on the 6.5% TOPrS may be deferred until maturity. The dividend rate on the 6.5% TOPrS which remain outstanding after February 16, 2001, will be reset by a formula specified in the agreement.

        The 8.25% TOPrS and FELINE PRIDES are reported in the accompanying balance sheets as "guaranteed preferred beneficial interests in Company’s subordinated debentures" and the related dividends are reported in the accompanying statements of income as "minority interest in net income of consolidated subsidiaries".

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

        In the 2000 first quarter, certain health insurance lines were transferred from the Dental and Consumer Benefits Division to the Corporate and Other segment in order to reflect management’s current focus. Prior period results have been restated to reflect the change.

                                                                Operating Segment Income for the
                                                                Three Months Ended March 31, 2000
                                            ---------------------------------------------------------------------------
                                                                         (In Thousands)
                                                                                               Specialty Insurance
                                                         Life Insurance                             Products
                                                                                             Dental and
                                            Individual                                        Consumer       Financial
                                               Life        West Coast     Acquisitions        Benefits     Institutions
                                            ----------     ----------     ------------       ----------    ------------
Premiums and policy fees                     $81,854          $23,270        $34,790          $108,401        $87,087
Reinsurance ceded                            (56,081)         (16,005)        (7,942)          (27,410)       (38,049)
                                              ------           ------         ------           -------         ------
  Net of reinsurance ceded                    25,773            7,265         26,848            80,991         49,038
Net investment income                         14,370           21,795         28,915             3,144         11,265
Realized investment gains (losses)
Other income                                  18,280                                             3,545          9,793
                                              ------           ------         ------            ------         ------
     Total revenues                           58,423           29,060         55,763            87,680         70,096
                                              ------           ------         ------            ------         ------
Benefits and settlement expenses              23,235           20,141         33,363            55,795         31,270
Amortization of deferred policy
 acquisition costs                             7,216            3,102          3,930             2,712         13,290
Other operating expenses                      18,502           (2,805)         6,968            23,104         19,624
                                              ------           ------         ------            ------         ------
     Total benefits and expenses              48,953           20,438         44,261            81,611         64,184
                                              ------           ------         ------            ------
Income before income tax                       9,470            8,622         11,502             6,069          5,912

                                            Retirement Savings and
                                              Investment Products
                                           Stable                            Corporate
                                           Value           Investment           and                          Total
                                          Products          Products           Other      Adjustments     Consolidated
                                          --------         ----------         -------     -----------     -------------
Premiums and policy fees                                       $7,291         $17,103                       $359,796
Reinsurance ceded                                                                                           (145,487)
                                                                -----          ------                        -------
  Net of reinsurance ceded                                      7,291          17,103                        214,309
Net investment income                      $58,996             29,122           5,606                        173,213
Realized investment gains (losses)             (58)               429                        $ 2,325           2,696
Other income                                                    2,533          24,908                         59,059
                                            ------             ------          ------          -----         -------
     Total revenues                         58,938             39,375          47,617          2,325         449,277
                                            ------             ------          ------          -----         -------
Benefits and settlement expenses            49,057             23,624          19,837                        256,322
Amortization of deferred policy
 acquisition costs                             208              6,539             521                         37,518
Other operating expenses                     1,076              5,798          15,739         (3,416)         84,590
                                            ------             ------          ------          -----         -------
     Total benefits and expenses            50,341             35,961          36,097         (3,416)        378,430
                                            ------             ------          ------          -----         -------
Income before income tax                     8,597              3,414          11,520                         70,847
Income tax expense                                                                            25,505          25,505
Minority interest                                                                              2,307           2,307
                                                                                                              ------
     Net income                                                                                              $43,035
======

                                                                 Operating Segment Income for the
                                                                Three Months Ended March 31, 1999
                                            ---------------------------------------------------------------------------
                                                                           (In Thousands)
                                                                                                Specialty Insurance
                                                          Life Insurance                             Products
                                                                                             Dental and
                                            Individual                                        Consumer      Financial
                                              Life          West Coast     Acquisitions       Benefits     Institutions
                                            ----------      ----------     ------------       --------     ------------

Premiums and policy fees                     $64,420          $18,328        $41,105          $101,420        $66,753
Reinsurance ceded                            (37,469)         (12,788)        (8,597)          (17,535)       (41,563)
                                              ------           ------         ------           -------         ------
 Net of reinsurance ceded                     26,951            5,540         32,508            83,885         25,190
Net investment income                         15,588           18,042         33,316             3,159          5,902
Realized investment gains (losses)
Other income                                   9,522               (6)            (9)            1,373          5,425
                                              ------           ------         ------            ------         ------
     Total revenues                           52,061           23,576         65,815            88,417         36,517
                                              ------           ------         ------            ------         ------
Benefits and settlement expenses              18,922           14,589         35,523            56,207         11,310
Amortization of deferred policy
 acquisition costs                             8,825            1,405          6,094             1,732          6,515
Other operating expenses                      15,500            2,000          6,605            21,872         13,458
                                              ------           ------         ------            ------         ------
     Total benefits and expenses              43,247           17,994         48,222            79,811         31,283
                                              ------           ------         ------            ------         ------
Income before income tax                       8,814            5,582         17,593             8,606          5,234

                                            Retirement Savings and
                                              Investment Products
                                           Stable                             Corporate
                                           Value            Investment           and                        Total
                                          Products           Products           Other    Adjustments     Consolidated
                                          --------           --------           -----    -----------     ------------
Premiums and policy fees                                      $ 5,382          $17,961                      $315,369
Reinsurance ceded                                                                                           (117,952)
                                                                -----           ------                       -------
 Net of reinsurance ceded                                       5,382           17,961                       197,417
Net investment income                       $51,650            25,566            9,212                       162,435
Realized investment gains (losses)            3,070               648                        $(2,392)          1,326
Other income                                                    2,384             (686)                       18,003
                                             ------            ------           ------         -----         -------
     Total revenues                          54,720            33,980           26,487        (2,392)        379,181
                                             ------            ------           ------         -----         -------
Benefits and settlement expenses             43,927            20,859           11,756                       213,093
Amortization of deferred policy
 acquisition costs                              192             5,379              810                        30,952
Other operating expenses                        741             4,682           12,983        (4,654)         73,187
                                             ------            ------           ------         -----         -------
     Total benefits and expenses             44,860            30,920           25,549        (4,654)        317,232
                                             ------            ------           ------         -----         -------
Income before income tax                      9,860             3,060              938                        61,949
Income tax expense                                                                            22,301          22,301
Minority interest                                                                              3,025           3,025
                                                                                                               -----
     Net income                                                                                             $ 36,623
                                                                                                              ======

                                                                     Operating Segment Assets
                                                                         March 31, 2000
                                            ---------------------------------------------------------------------------
                                                                        (In Thousands)
                                                                                               Specialty Insurance
                                                         Life Insurance                             Products
                                                                                             Dental and
                                              Individual                                      Consumer      Financial
                                                 Life       West Coast     Acquisitions       Benefits    Institutions
                                              ---------     ----------     ------------       --------    ------------

Investments and other assets                 $1,254,304     $1,374,304      $1,557,194        $280,080     $1,241,660
Deferred policy acquisition costs
   and goodwill                                 395,875        221,477         231,973         236,109        132,369
                                              ---------      ---------       ---------         -------      ---------
     Total assets                            $1,650,179     $1,595,781      $1,789,167        $516,189     $1,374,029
                                              =========      =========       =========         =======      =========

                                              Retirement Savings and
                                                Investment Products
                                               Stable                                    Corporate
                                               Value          Investment                    and               Total
                                              Products         Products                    Other          Consolidated
                                             ----------       ----------                 ---------        ------------

Investments and other assets                 $2,998,370       $3,566,461                 $300,769         $12,573,142
Deferred policy acquisition costs
   and goodwill                                   1,933          127,449                    5,373           1,352,558
                                              ---------        ---------                  -------          ----------
     Total assets                            $3,000,303       $3,693,910                 $306,142         $13,925,700
                                              =========        =========                  =======          ==========

                                                                     Operating Segment Assets
                                                                        December 31, 1999
                                            ---------------------------------------------------------------------------
                                                                         (In Thousands)
                                                                                               Specialty Insurance
                                                         Life Insurance                                  Products
                                                                                             Dental and
                                           Individual                                         Consumer      Financial
                                              Life          West Coast     Acquisitions       Benefits     Institutions
                                           -----------      -----------    ------------      ---------     ------------
Investments and other assets               $1,214,428       $1,343,517      $1,553,954        $283,475       $745,733
Deferred policy acquisition costs
   and goodwill                               379,117          200,605         235,903         235,213         53,567
                                            ---------        ---------       ---------         -------        -------
     Total assets                          $1,593,545       $1,544,122      $1,789,857        $518,688       $799,300
                                            =========        =========       =========         =======        =======

                                              Retirement Savings and
                                                Investment Products
                                               Stable                                   Corporate
                                               Value          Investment                   and              Total
                                              Products         Products                   Other          Consolidated
                                             -----------      ----------                ----------       ------------

Investments and other assets                 $2,766,177       $3,352,911                 $503,962         $11,764,157
Deferred policy acquisition costs
   and goodwill                                   1,156          124,335                      111           1,230,007
                                              ---------        ---------                  -------          ----------
     Total assets                            $2,767,333       $3,477,246                 $504,073         $12,994,164
                                              =========        =========                  =======          ==========

NOTE E - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 2000 and for the three months then ended, the Company's life insurance subsidiaries had consolidated share-owner's equity and net income prepared in conformity with statutory reporting practices of $619.5 million and $21.7 million, respectively.

NOTE F - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owners’ equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the application of SFAS No. 115 does not affect the Company’s operations, its reported share-owners’ equity will fluctuate significantly as interest rates change.

        The Company's balance sheets at March 31, 2000 and December 31, 1999, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                March 31           December 31
                                                --------           -----------
                                                      (in thousands)
                                                       ------------
        Total investments                    $ 9,515,085          $ 8,965,673
        Deferred policy acquisition costs      1,088,683              992,518
        All other assets                       3,549,247            3,260,631
                                              ----------           ----------
                                             $14,153,015          $13,218,822
                                              ==========           ==========

        Deferred income taxes                $    48,162          $    40,749
        All other liabilities                 12,867,844           11,976,769
                                              ----------           ----------
                                              12,916,006           12,017,518

        Guaranteed preferred beneficial
           interests in Company’s sub-
           ordinated debentures                  190,000              190,000
        Share-owners’ equity              1,047,009            1,011,304
                                              ----------           ----------
                                             $14,153,015          $13,218,822
                                              ==========           ==========

NOTE G - DERIVATIVE FINANCIAL INSTRUMENTS

        The Company has not used derivative financial instruments for trading purposes. Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset or liability. No realized investment gains or losses were deferred in the first three months of 2000 or the full year of 1999.

        The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, Monthly Income Preferred Securities (prior to their redemption), and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities.

        At March 31, 2000, contracts with a notional amount of $1.8 billion were in a $5.9 million net unrealized loss position. During the three months ended March 31, 2000, the Company recognized $0.3 million in realized investment gains related to derivative financial instruments.

        The Company’s derivative financial instruments are with highly rated counterparties.

NOTE H - SENIOR NOTES

        In March, 2000, the Company issued $125 million of Senior Notes which are summarized as follows:

                                                           (IN THOUSANDS)

    8.00% Senior Notes due 2010                              $  50,000
    8.10% Senior Notes due 2015                                 40,000
    8.25% Senior Notes due 2030                                 35,000
                                                             ---------
                                                              $125,000
                                                             =========

        The Senior Notes due in 2010 and 2015 may be redeemed after three years. The Senior Notes due in 2030 may be redeemed after five years. The Company will also redeem the Senior Notes, subject to certain conditions, at the option of the representative of any deceased note holder.

NOTE I - NET INCOME PER SHARE

        Net income per share - basic is net income divided by the average number of shares of Common Stock outstanding including shares that are issuable under various deferred compensation plans.

        Net income per share - diluted is adjusted net income divided by the average number of shares outstanding including all dilutive potentially issuable shares that are issuable under various stock- based compensation plans and stock purchase contracts.

        A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the three-month period ended March 31, 2000 and 1999 is summarized as follows:

                        Reconciliation of Net Income and
                           Average Shares Outstanding

                                                                          March 31
                                                              ------------------------------
                                                                  2000               1999
                                                                  ----               ----
Net income                                                      $43,035             $36,623
Dividends on FELINE PRIDES                                       -----1              -----1
                                                                 ------              ------
Adjusted net income                                             $43,035             $36,623
                                                                 ======              ======

Average shares issued and outstanding                        64,520,395          64,446,665
Stock held in trust                                             (37,015)
Issuable under various deferred compensation plans            1,234,438           1,043,140
                                                             ----------          ----------
Average shares outstanding - basic                           65,717,818          65,489,805
Stock held in trust                                              37,015
Stock appreciation rights                                       113,113             187,516
Issuable under various other stock-based compensation plans     280,058             398,201
FELINE PRIDES stock purchase contracts                           -----1              -----1
                                                             ----------          ----------
Average shares outstanding - diluted                         66,148,004          66,075,522
                                                             ==========          ==========

1 Excluded because the effect is anti-dilutive.

NOTE J - COMPREHENSIVE INCOME (LOSS)

        The following table sets forth the Company’s comprehensive income (loss) for the three-month periods ended March 31, 2000 and 1999:

                                                            Three Months Ended
                                                                 March 31
                                                            -------------------
                                                              (In Thousands)
                                                           2000           1999
                                                           ----           ----
    Net income                                           $43,035       $ 36,623
    Increase (decrease) in net unrealized gains
      on investments (net of income tax:
      2000 - $43; 1999 - $(28,149))                           78        (52,275)
    Reclassification adjustment for amounts included
      in net income (net of income tax:
      2000 - $1,821; 1999 - $(464))                        3,383          (862)
                                                          ------         ------
    Comprehensive income (loss)                          $46,496       $(16,514)
                                                          ======         ======

NOTE K - ACQUISITIONS

        In January 2000, the Company acquired the Lyndon Insurance Group (“Lyndon”). The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.

        Summarized below are the consolidated results of operations for the three months ended March 31, 1999, on an unaudited pro forma basis, as if the Lyndon acquisition had occurred as of January 1, 1999. The pro forma information is based on the Company’s consolidated results of operations for the three months ended March 31, 1999, and on data provided by Lyndon, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                   Three Months Ended
                                                     March 31, 1999
                                        ----------------------------------------
                                        (In thousands, except per share amounts)
                                                      (Unaudited)

         Total revenues                                $403,660
         Net income                                    $ 39,465
         Net income per share-basic                       $0.60
         Net income per share-diluted                     $0.60

NOTE L - SALE OF AFFILIATE

        On March 23, 2000, the company completed the sale of its Hong Kong affiliate. Included as a component of other income is $24.1 million relating to the transaction.

NOTE M - RECENTLY ISSUED ACCOUNTING STANDARDS

        In 1999, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments" issued by the American Institute of Certified Public Accountants. The adoption of these accounting standards did not have a material effect on the Company's financial statements.

        The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective January 1, 2001, SFAS No. 133 will require the Company to report derivative financial instruments on the balance sheet and to carry such derivatives at fair value. The fair values of derivatives increase or decrease as interest rates change. Under SFAS No. 133, changes in fair value are reported as a component of net income or as a change to share-owners' equity, depending upon the nature of the derivative. Although the adoption of SFAS No. 133 will not affect the Company's operations, adoption will introduce volatility into the Company's reported net income and share-owners' equity as interest rates change. The effects of adoption will depend upon the nature, purpose and volume of derivatives held by the Company at the date of adoption.

NOTE N - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets or share-owners’ equity.

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

        The Company operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The Company’s Divisions are: Individual Life, West Coast, Acquisitions, Dental and Consumer Benefits (Dental), Financial Institutions, Stable Value Products, and Investment Products. The Company also has an additional business segment which is Corporate and Other.

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

RESULTS OF OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (“premiums and policy fees”) and the percentage change from the prior period:

                                                Premiums and Policy Fees
    Three Months                           ----------------------------------
       Ended                                   Amount             Percentage
      March 31                             (in thousands)          Increase
    ------------                           --------------         ----------
       1999                                   $197,417               32.2%
       2000                                    214,309                8.6

        Premiums and policy fees increased $16.9 million or 8.6% in the first three months of 2000 as compared to the first three months of 1999. Premiums and policy fees in the Individual Life Division decreased $1.2 million in the first three months of 2000 as compared to the same period in 1999 due to increased usage of reinsurance. Premiums and policy fees from the West Coast Division increased $1.7 million in the first three months of 2000 as compared to the first three months of 1999. Premiums and policy fees in the Acquisition Division are expected to decline with time unless new acquisitions are made. No transactions were completed in this Division in 1999 or the first quarter of 2000, therefore decreases in older acquired blocks resulted in a decrease of $5.7 million in premiums and policy fees. Premiums and policy fees in the Dental Division decreased $2.9 million in the first three months of 2000 as compared to the same period in 1999. On January 20, 2000, the Financial Institutions Division acquired the Lyndon Insurance Group (“Lyndon”) which resulted in a $21.1 million increase in premiums and policy fees. Premiums and policy fees related to the Financial Institutions Division’s other businesses increased $2.7 million in the first three months of 2000 as compared to the first three months of 1999. The increase in premiums and policy fees from the Investment Products Division was $1.9 million. Premiums and policy fees relating to various health insurnace lines in the Corporate and Other Segment decreased $0.9 million.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                                                 Net Investment Income
    Three Months                            ----------------------------------
       Ended                                    Amount              Percentage
      March 31                             (in thousands)            Increase
    ------------                           --------------           ----------
       1999                                   $162,435                 3.0%
       2000                                    173,213                 6.6

        Net investment income in the first three months of 2000 was $10.8 million or 6.6% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets and to acquisitions. The Lyndon acquisition increased net investment income $2.3 million.

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

        The following table sets forth net realized investment gains for the periods shown:

       Three Months                                Realized Investment
          Ended                                           Gains
         March 31                                     (in thousands)
       ------------                                -------------------
          1999                                            $1,326
          2000                                             2,696

        Realized investment gains were $2.7 million for the first three months of 2000 compared to gains of $1.3 million for the corresponding period of 1999.

Other Income

        The following table sets forth other income for the periods shown:

         Three Months
            Ended                                        Other Income
           March 31                                     (In thousands)
         ------------                                   --------------
            1999                                            $18,003
            2000                                             59,059

        Other income consists primarily of revenues of the Company's broker-dealer subsidiary and service contract business, fees from variable insurance products, and revenues of the Company’s noninsurance subsidiaries. Other income in the first three months of 2000 was $41.1 million higher than the corresponding period of 1999. Revenues from the Company’s broker-dealer subsidiary and service contract business increased $5.5 million and $4.9 million, respectively, in the first three months of 2000 as compared to the same period in 1999. On March 23, 2000, the Company completed the sale of its Hong Kong affiliate, resulting in $24.1 million of other income. Other income from all other sources increased $6.6 million in the first three months of 2000 as compared with the first three months of 1999.

Income Before Income Tax

        In the 2000 first quarter, certain health insurance lines were transferred from the Dental and Consumer Benefits Division to the Corporate and Other segment. Prior period results have been restated to reflect the change.

        The following table sets forth operating income or loss and income or loss before income tax for the periods shown:

           Operating Income (Loss) and Income (Loss) Before Income Tax
                           Three Months Ended March 31
                                 (In Thousands)

                                                             1999       2000
                                                             ----       ----
Operating Income (Loss)1,2,3
Life Insurance
      Individual Life 2                                     $8,814     $9,391
      West Coast                                             5,582      8,622
      Acquisitions                                          17,593     11,502
Specialty Insurance Products
      Dental and Consumer Benefits                           8,607      6,069
      Financial Institutions                                 5,234      5,912
Retirement Savings and Investment Products
      Stable Value Products                                  6,790      8,655
      Investment Products                                    3,060      3,414
Corporate and Other3                                           937     11,520
                                                            ------     ------
      Total operating income                                56,617     65,085
                                                            ------     ------
Realized Investment Gains (Losses)
      Stable Value Products                                  3,070        (58)
      Investment Products                                      648        429
      Unallocated Realized Investment Gains (Losses)        (2,392)     2,325
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                     (648)      (429)
                                                               ---      -----
             Total net                                         678      2,267
                                                               ---      -----
Income (Loss) Before Income Tax 2,3
Life Insurance
      Individual Life 2                                      8,814      9,391
      West Coast                                             5,582      8,622
      Acquisitions                                          17,593     11,502
Specialty Insurance Products
      Dental and Consumer Benefits                           8,607      6,069
      Financial Institutions                                 5,234      5,912
Retirement Savings and Investment Products
      Stable Value Products                                  9,860      8,597
      Investment Products                                    3,060      3,414
Corporate and Other3                                           937     11,520
Unallocated Realized Investment Gains (Losses)              (2,392)     2,325
                                                            ------     ------
             Total income before income tax                $57,295    $67,352
                                                            ======     ======

1    Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

2    Operating  income and income  before tax for the  Individual  Life Division have been  reduced by pretax  minority  interest in income of  consolidated subsidiaries of $79 in 2000.
3    Operating  income and income  before income tax for the Corporate and Other segment  have  been  reduced  by  pretax  minority  interest  in  income of consolidated subsidiaries of $3,416 and $4,654 in the first three months of
     2000 and 1999,  respectively.  Such minority  interest  related to payments made on the Company’s MIPSSM, 8.25% TOPrSSM, and FELINE PRIDESSM.

        The Individual Life Division’s pretax operating income was $9.4 million in the first three months of 2000 compared to $8.8 million in the same period of 1999. The Division’s mortality experience was approximately $2.2 million more favorable in the first three months of 2000 as compared to the same period of 1999. The Division’s 2000 results include a loss of $0.8 million relating to the Company’s broker dealer.

        West Coast had pretax operating income of $8.6 million for the first three months of 2000 compared to $5.6 million for the same period last year. This increase reflects the Division’s growth through sales.

        Pretax operating income from the Acquisitions Division was $11.5 million in the first three months of 2000 as compared to $17.6 million in the same period of 1999. The Division’s mortality experience was at expected levels in the first three months of 2000 as compared to being approximately $1.9 million better than expected in the first three months of 1999. Additionally, in the fourth quarter of 1999, adjustments were made to the Division’s investment portfolio which had the effect of transferring approximately $3.0 million of investment income to the Corporate and Other Segment. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made.

        The Dental Division’s pretax operating income was $6.1 million in the first three months of 2000 compared to $8.6 million in the first three months of 1999. Indemnity dental earnings were slightly above the same period last year though claims were approximately $1.0 million higher than expected. Prepaid dental earnings decreased due to higher than expected lapses. The Company does not expect revenue growth in the prepaid dental line before the fourth quarter. The pretax operating earnings of the Division’s other businesses increased $0.2 million in the first three months of 2000 as compared to the same period last year.

        Pretax operating income of the Financial Institutions Division was $5.9 million in the first three months of 2000 as compared to $5.2 million last year. Included in the Division’s results were $4.0 million of earnings from the Lyndon acquisition. Earnings of the Division’s other business decreased due to higher than expected claims in most lines.

        The Stable Value Products Division had pretax operating income of $8.7 million in the first three months of 2000 as compared to $6.8 million in the corresponding period of 1999. The increase was due to higher interest rate spreads and higher account balances. Realized investment losses associated with this Division in the first three months of 2000 were $0.1 million as compared to gains of $3.1 million in the same period last year. As a result, total pretax earnings were $8.6 million in the first three months of 2000 compared to $9.9 million for the same period last year.

        The Investment Products Division’s pretax operating income was $3.4 million in the first three months of 2000 compared to $3.1 million in the same period of 1999. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in the first three months of 2000 and 1999.

        Earnings from the Corporate and Other segment consist primarily of net investment income on unallocated capital, interest expense on substantially all debt, several lines of business which the Company is not actively marketing (mostly health insurance), and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment increased $10.6 million in the first three months of 2000 as compared to the first three months of 1999. The segment’s results include $24.1 million from the sale of the Company’s Hong Kong affiliate. Earnings from health insurance lines decreased $5.5 million. The segment also had $4.6 million less net investment income (partially due to the allocation of capital to the Division to fund acquisitions) and $4.0 million higher expenses than in the same period last year.

Income Taxes

        The following table sets forth the effective income tax rates for the periods shown:

     Three Months
        Ended                                       Estimated Effective
       March 31                                      Income Tax Rates
       --------                                     -------------------

        1999                                                36%
        2000                                                36

        The effective income tax rate for the full year of 1999 was approximately 36%. Management’s estimate of the effective income tax rate for 2000 is approximately 36%.

Net Income

        The following table sets forth net income and net income per shares per share for the periods shown, and the percentage change from the prior period:

                                    Net Income Before Extraordinary Loss
 Three Months                  --------------------------------------------
   Ended         Total       Per Share-  Percentage  Per Share-    Percentage
  March 31   (In thousands)    Basic      Increase    Diluted       Increase
 ---------   -------------   ---------   ----------  ----------    ----------
   1999         $36,623       $.56          16.7%       $.56          19.2%
   2000          43,035        .65          16.1         .65          16.1

        Compared to the same period in 1999, net income per share-diluted in the first three months of 2000 increased 16.1%, reflecting improved operating earnings in the Individual Life, West Coast, Financial Institutions, Stable Value Products, and Investment Products Divisions, and the Corporate and Other segment and higher realized investment gains (net of related amortization of deferred policy acquisition costs) which were partially offset by lower operating earnings in the Acquisitions and Dental Divisions.

Recently Issued Accounting Standards

        The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective January 1, 2001, SFAS No. 133 will require the Company to report derivative financial instruments on the balance sheet and to carry such derivatives at fair value. The fair values of derivatives increase or decrease as interest rates change. Under SFAS No. 133, changes in fair value are reported as a component of net income or as a change to share-owners’ equity, depending upon the nature of the derivative. Although the adoption of SFAS No. 133 will not affect the Company’s operations, adoption will introduce volatility into the Company’s reported net income and share-owners’ equity as interest rates change. The effects of adoption will depend upon the nature, purpose and volume of derivatives held by the Company at the date of adoption.

        In 1999, the Company adopted SFAS No.134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments" issued by the American Institute of Certified Public Accountants. The adoption of these accounting standards did not have a material effect on the Company's financial statements.

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

        The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 2000, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $6,799.1 million, which is 3.4% below amortized cost (less allowances for uncollectible amounts on investments) of $7,041.9 million. The Company had $1,971.3 million in mortgage loans at March 31, 2000. While the Company's mortgage loans do not have quoted market values, at March 31, 2000, the Company estimates the market value of its mortgage loans to be $1,971.3 million (using discounted cash flows from the next call date) which is 0.2% above amortized cost. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

        For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2000, approximately $484.8 million of the Company's mortgage loans have this participation feature.

        At March 31, 2000, delinquent mortgage loans and foreclosed real estate were 0.3% of assets. Bonds rated less than investment grade were 2.2% of assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's allowance for uncollectible amounts on investments was $21.8 million at March 31, 2000.

        Policy loans at March 31, 2000, were $230.2 million, a decrease of $2.0 million from December 31, 1999. Policy loan rates are generally in the 4.5% to 8.0% range; such rate is at least equal to the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest. At March 31, 2000, the Company had outstanding mortgage loan commitments of $541.2 million.

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

         At March 31, 2000, the Company had policy liabilities and accruals of $5.5 billion. The Company’s life insurance products have a weighted average minimum credited interest rate of approximately 4.4%.

         At March 31, 2000, the Company had $2.9 billion of stable value contract account balances and $1.7 billion of annuity account balances.

Derivative Financial Instruments

        The Company has not used derivative financial instruments for trading purposes. Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset or liability. No realized investment gains or losses were deferred in the first three months of 2000 or the full year of 1999.

        The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, Monthly Income Preferred Securities (prior to their redemption), and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities.

        At March 31, 2000, contracts with a notional amount of $1.8 billion were in a $5.9 million net unrealized loss position. During the three months ended March 31, 2000, the Company recognized $0.3 million in realized investment gains related to derivative financial instruments.

        The Company’s derivative financial instruments are with highly rated counterparties.

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

         Cash outflows related to stable value contracts (primarily maturing contracts and expected withdrawals) were approximately $1.1 billion during 1999. Cash outflows related to stable value contracts are estimated to be approximately $1.0 billion in 2000. At March 31, 2000, the Company had $55.3 million, $50.3 million, and $50.5 million of contracts which may be terminated by the contract holder upon seven, thirty, or ninety days notice, respectively. The Company's asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

         The life insurance subsidiaries were committed at March 31, 2000, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $541.2 million. The Company's subsidiaries held $215.0 million in cash and short-term investments at March 31, 2000.

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

         The Company has also used securitization transaction’s (commercial mortgage loans) to increase its liquidity.

Capital

        At March 31, 2000, Protective Life Corporation had no borrowings outstanding under its $70.0 million revolving line of credit.

        On March 20, 2000, the Company issued Senior Notes totaling $125 million in aggregate principal amount with 10, 15 and 30 year maturities. Interest rates range from 8.00% to 8.25%. The proceeds were used to repay bank borrowings.

        Protective Life Corporation's cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal and management services rendered to the subsidiaries, and investment income. At December 31, 1999, approximately $408.3 million of consolidated share-owners' equity, excluding net unrealized losses on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation.

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

         The NAIC has adopted a model regulation, commonly referred to as "Triple X" (i.e., Roman numeral XXX), for universal life and level premium term and term-like insurance products. Over half of the states have already adopted Triple X effective January 1, 2000 or have indicated they plan to adopt Triple X in 2000. Triple X potentially increases the amount of regulatory capital employed in the sale of these products. Insurers may react to Triple X by changing product features and/or premium rates, or by maintaining the status quo. Therefore, the regulatory and competitive environments are unclear. The Company has assessed the probable impact of Triple X on its products and has introduced new products in response to Triple X. The Company cannot predict what effect Triple X may have on its life insurance sales, or how its response to Triple X will affect its competitive positions.

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

         Legislation has been enacted that permit commercial banks, insurance companies and investment banks to combine, provided certain requirements are satisfied. While the Company cannot predict the impact of this legislation, it could cause the Company to experience increased competition as larger, potentially more efficient organizations emerge from such combinations.

         During 1999 and the first quarter of 2000, most financial services companies, including the Company, experienced a decrease in the market price of their common stock. Although the Company believes it has sufficient, internally generated capital to fund its immediate growth and capital needs, a lower stock price may limit the Company’s ability to raise capital to fund other growth opportunities and acquisitions.

         The President’s fiscal year 2001 budget contains proposals that, if enacted, could adversely affect the life insurance industry. The proposals represents $12.9 billion in new taxes on the life insurance industry. Most of the proposals were proposed and defeated in the 2000 budget. One proposal would tax the balances accumulated in tax memorandum account designated as Policyholders’ Surplus. The Company’s accumulation in this account at December 31, 1999, was approximately $70.5 million. A second proposal would require insurers to capitalize higher percentages of acquisition expenses for tax purposes, resulting in the earlier payment of tax. A third proposal would reduce the attractiveness of corporate-owned life insurance products. The Company has not estimated the potential effect these proposals may have on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Share Owners was held on May 1, 2000. Shares entitled to vote at the Annual Meeting totaled 64,526,574 of which 56,465,619 shares were represented. The number of shares entitled to vote was determined as of March 10, 2000.

        At the Annual Meeting the following directors were elected. The number of shares cast for and authorization withheld for each nominee is shown below.

                                                              AUTHORIZATION
                                         FOR                     WITHHELD
                                      ----------              -------------
     William J. Cabaniss, Jr.         56,050,506                 415,113
     Drayton Nabers, Jr.              52,530,289               3,935,330
     John J. McMahon, Jr.             56,034,613                 431,006
     A. W. Dahlberg                   56,048,808                 416,811
     Ronald L. Kuehn, Jr.             56,043,153                 422,466
     James S. M. French               56,045,399                 420,220
     Robert A. Yellowlees             56,048,606                 417,013
     John D. Johns                    52,800,130               3,665,489
     Elaine L. Chao                   56,048,622                 416,997
     Donald M. James                  56,045,184                 420,435
     J. Gary Cooper                   56,038,930                 426,689
     H. Corbin Day                    56,048,342                 417,277

         Additionally, at the Annual Meeting share owners approved a proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent public accountants for the Company and its subsidiaries for 2000. Shares voting for this proposal were 56,362,352, shares voting against were 40,090, and shares abstaining were 63,177.

Item 6. Exhibits and Reports on Form 8-K

(a)  15 Letter re:  unaudited  interim  financial  statements

     27 Financial  Data Schedule

     99 Safe harbor for Forward Looking Statements

(b)  A current report on Form 8-K was filed April 26, 2000, reporting under Item
     5 and Item 7 the Company’s 2000 first quarter earnings press release.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PROTECTIVE LIFE CORPORATION

Date:    May 15, 2000                             /s/    Jerry W. DeFoor
                                                  Jerry W. DeFoor
                                                  Vice President and Controller,
                                                  and Chief Accounting Officer
                                                  (Duly authorized officer)