Form 10-Q
period 2000-06-30
PROTECTIVE LIFE CORP
filed 2000-08-14
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 1-12332

Protective Life Corporation

(Exact name of Registrant as specified in its charter)

DELAWARE	95-2492236
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identificiation No.

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
Yes [X] No[ ]

Number of shares of Common Stock, $.50 par value, outstanding as of August 3, 2000: 64,557,567 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

PROTECTIVE LIFE CORPORATION

INDEX

Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants......................................
        Consolidated Condensed Statements of Income for the Three and Six
          Months ended June 30, 2000 and 1999 (unaudited)......................
        Consolidated Condensed Balance Sheets as of June 30, 2000
          (unaudited) and December 31, 1999....................................
        Consolidated Condensed Statements of Cash Flows for the
          Six Months ended June 30, 2000 and 1999 (unaudited)..................
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
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K...................................

Signature......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation
Birmingham, Alabama

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of June 30, 2000, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and consolidated condensed statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

July 27, 2000

                                                   PROTECTIVE LIFE CORPORATION
                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)

                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                  JUNE 30                         JUNE 30
                                                                           -----------------------         ---------------------
                                                                             2000           1999            2000          1999
                                                                             ----           ----            ----          ----
REVENUES
Premiums and policy fees                                                   $465,058       $326,805         $824,854     $642,174
Reinsurance ceded                                                          (253,170)      (130,345)        (398,657)    (248,297)
                                                                           ---------      ---------        ---------    ---------
  Premiums and policy fees, net of reinsurance ceded                        211,888        196,460          426,197      393,877
Net investment income                                                       184,578        170,818          357,791      333,253
Realized investment gains (losses)                                           (3,106)          (682)            (410)         644
Other income                                                                 39,666         25,244           98,725       43,247
                                                                           ---------      ---------        ---------    ---------
                                                                            433,026        391,840          882,303      771,021
                                                                           ---------      ---------        ---------    ---------
BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
  three months: 2000 - $142,496; 1999 - $77,085
  six months: 2000 - $239,250; 1999 - $157,523)                             245,261        217,719          501,583      430,812
Amortization of deferred policy acquisition costs                            34,202         28,274           71,720       59,226
Other operating expenses (net of reinsurance ceded:
  three months: 2000 - $34,145; 1999 - $36,941
  six months: 2000 - $82,807; 1999 - $69,371)                                88,788         81,420          173,378      154,607
                                                                           ---------      ---------        ---------    ---------
                                                                            368,251        327,413          746,681      644,645
                                                                           ---------      ---------        ---------    ---------
INCOME BEFORE INCOME TAX                                                     64,775         64,427          135,622      126,376

Income tax expense                                                           23,047         23,195           48,552       45,495
                                                                           ---------      ---------        ---------    ---------
INCOME BEFORE MINORITY INTEREST AND
  EXTRAORDINARY LOSS                                                         41,728         41,232           87,070       80,881

Minority interest in net income
  of consolidated subsidiaries                                                2,426          3,024            4,733        6,049
                                                                           ---------      ---------        ---------    ---------
INCOME BEFORE EXTRAORDINARY LOSS                                             39,302         38,208           82,337       74,832

Extraordinary loss on early extinguishment of debt                                           1,763                         1,763
                                                                           ---------      ---------        ---------    ---------
NET INCOME                                                                 $ 39,302       $ 36,445         $ 82,337     $ 73,069
                                                                           =========      =========        =========    =========
EARNINGS PER SHARE - BASIC
  Income before extraordinary loss                                       $      .60     $      .58        $    1.25    $    1.14
  Extraordinary loss                                                                           .03                           .03
                                                                           ---------      ---------        ---------    ---------
  Net income                                                             $      .60     $      .55        $    1.25    $    1.11
                                                                           =========      =========        =========    =========
EARNINGS PER SHARE - DILUTED
  Income before extraordinary loss                                       $      .59     $      .57        $    1.24    $    1.13
  Extraordinary loss                                                                           .03                           .03
                                                                           ---------      ---------        ---------    ---------
  Net income                                                             $      .59     $      .54        $    1.24    $    1.10
                                                                           =========      =========        =========    =========
DIVIDENDS PAID PER SHARE                                                 $      .13     $      .12       $      .25   $      .23
                                                                           =========      =========        =========    =========
Average shares outstanding - basic                                       65,761,522     65,519,483       65,739,670   65,504,726
Average shares outstanding - diluted                                     66,277,100     66,189,219       66,212,552   66,132,684

See notes to consolidated condensed financial statements

                                           PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (DOLLARS IN THOUSANDS)
                                                                                   JUNE 30             DECEMBER 31
                                                                                     2000                  1999
                                                                                  -----------          -----------
ASSETS                                                                            (UNAUDITED)
  Investments:
    Fixed maturities                                                             $  6,928,238        $  6,311,822
    Equity securities                                                                  22,955              36,446
    Mortgage loans on real estate                                                   2,037,477           1,945,990
    Investment real estate, net                                                        13,528              15,582
    Policy loans                                                                      230,167             232,126
    Other long-term investments                                                        84,249              66,386
    Short-term investments                                                            250,540             113,657
                                                                                   ----------          ----------
        Total investments                                                           9,567,154           8,722,009
    Cash                                                                               72,606              51,642
    Accrued investment income                                                         113,016             103,387
    Accounts and premiums receivable, net                                              72,913              80,130
    Reinsurance receivables                                                           985,555             860,122
    Deferred policy acquisition costs                                               1,166,415           1,011,524
    Goodwill, net                                                                     244,637             218,483
    Property and equipment, net                                                        56,789              57,489
    Other assets                                                                       39,659              66,950
    Assets related to separate accounts
        Variable annuity                                                            1,911,968           1,778,618
        Variable universal life                                                        56,624              40,293
        Other                                                                           3,631               3,517
                                                                                   ----------          ----------
                                                                                  $14,290,967         $12,994,164
                                                                                   ==========          ==========
LIABILITIES
    Policy liabilities and accruals                                              $  5,639,088         $ 5,078,125
    Stable value contract account balances                                          3,033,639           2,680,009
    Annuity account balances                                                        1,809,602           1,639,231
    Other policyholders' funds                                                        118,949             121,644
    Other liabilities                                                                 389,401             405,010
    Accrued income taxes                                                               (8,565)             (5,701)
    Deferred income taxes                                                             (31,458)            (37,828)
    Debt                                                                              258,753             236,023
    Liabilities related to separate accounts
        Variable annuity                                                            1,911,968           1,778,618
        Variable universal life                                                        56,624              40,293
        Other                                                                           3,631               3,517
                                                                                   ----------          ----------
                                                                                   13,181,632          11,938,941
                                                                                   ----------          ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
    IN COMPANY’S SUBORDINATED DEBENTURES
    8.25% Trust Originated Preferred Securities                                        75,000              75,000
    6.5% FELINE PRIDES                                                                115,000             115,000
                                                                                      -------             -------
                                                                                      190,000             190,000
                                                                                      -------             -------
SHARE-OWNERS' EQUITY
    Preferred Stock, $1 par value
        Shares authorized: 3,600,000; Issued: none
    Junior Participating Cumulative Preferred Stock, $1 par value
        Shares authorized: 400,000; Issued:  none
    Common Stock, $0.50 par value                                                      34,667              34,667
        Shares authorized:  160,000,000
        Shares issued: 69,333,117
    Additional paid-in capital                                                        256,480             256,057
    Treasury stock (2000 - 4,791,317 shares; 1999- 4,831,025 shares)                  (12,854)            (12,960)
    Stock held in trust (2000 - 48,267 shares; 1999 - 18,681 shares)                   (1,303)               (621)
    Unallocated stock in Employee Stock Ownership Plan
        (2000 - 1,112,668 shares; 1999 - 1,220,534 shares)                             (3,686)             (4,043)
    Retained earnings                                                                 804,407             738,204
    Accumulated other comprehensive income
        Net unrealized gains (losses) on investments
        (net of income tax: 2000 - $(85,279); 1999 - $(78,659))                      (158,376)           (146,081)
                                                                                   ----------          ----------
                                                                                      919,335             865,223
                                                                                   ----------          ----------
                                                                                  $14,290,967         $12,994,164
                                                                                   ==========          ==========

See notes to consolidated condensed financial statements

                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN THOUSANDS)
                                                    (UNAUDITED)
                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                        --------------------------
                                                                                           2000            1999
                                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                          $    82,337    $     73,069
  Adjustments to reconcile net income to net cash provided by operating activities:
        Realized investment (gains) losses                                                    410            (644)
        Amortization of deferred policy acquisition costs                                  71,720          59,226
        Capitalization of deferred policy acquisition costs                              (182,247)       (110,884)
        Depreciation expense                                                                5,006           4,699
        Deferred income taxes                                                              12,991           3,990
        Accrued income taxes                                                               (2,498)            424
        Amortization of goodwill                                                            3,842           1,429
        Interest credited to universal life and investment products                       190,413         162,794
        Policy fees assessed on universal life and investment products                    (97,882)        (73,423)
        Change in accrued investment income and other receivables                          (8,422)       (118,818)
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                         238,825          81,400
        Change in other liabilities                                                       (39,349)        107,610
        Other (net)                                                                        23,950            (300)
                                                                                          -------         -------
  Net cash provided by operating activities                                               299,096         190,572
                                                                                          -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                  5,839,121       1,978,571
        Other                                                                              24,918         144,736
  Sale of investments
        Investments available for sale                                                    331,438         181,712
        Other                                                                              36,246           3,368
  Cost of investments acquired
        Investments available for sale                                                 (6,653,709)     (2,110,002)
        Other                                                                            (138,427)       (478,758)
  Acquisition and bulk reinsurance assumptions, net of cash received                     (150,903)              0
  Purchase of property and equipment                                                       (2,560)        (11,512)
                                                                                        ---------       ---------
  Net cash used in investing activities                                                  (713,876)       (291,885)
                                                                                        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                   1,335,744       2,124,717
  Principal payments on line of credit arrangements and debt                           (1,313,003)     (2,022,402)
  Payment of guaranteed preferred beneficial interests                                          0         (55,000)
  Dividends to share owners                                                               (16,133)        (14,825)
  Investment product deposits and changes in universal life deposits                    1,079,674         659,108
  Investment product withdrawals                                                         (650,538)       (546,742)
                                                                                        ---------       ---------
  Net cash provided by financing activities                                               435,744         144,856
                                                                                        ---------       ---------
INCREASE (DECREASE) IN CASH                                                                20,964          43,543
CASH AT BEGINNING OF PERIOD                                                                51,642           9,486
                                                                                        ---------       ---------
CASH AT END OF PERIOD                                                                $     72,606      $   53,029
                                                                                        =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
     Interest on debt                                                                   $  11,912       $   6,860
     Income taxes                                                                       $  33,254       $  30,243

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissurance of treasury stock to ESOP                                                 $     440
  Unallocated stock in ESOP                                                             $     234       $     264
  Reissuance of treasury stock                                                          $   1,092       $   1,500
  Acquisitions and related reinsurance transactions:
     Assets acquired                                                                    $ 496,221
     Liabilities assumed                                                                 (345,318)
                                                                                          -------
     Net                                                                                $ 150,903
                                                                                          =======
See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

        A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, including Alabama (where the Company maintains its headquarters), juries have substantial discretion in awarding punitive and non- economic compensatory damages which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits involving insurers’ sales practices, insurers have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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
                                                                    SIX MONTHS ENDED JUNE 30, 2000
                                            ---------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                                  PRODUCTS
                                                                                             DENTAL AND
                                            INDIVIDUAL                                        CONSUMER       FINANCIAL
                                               LIFE         WEST COAST     ACQUISITIONS        BENEFITS     INSTITUTIONS
                                            ----------      ----------     ------------      ----------     ------------
Premiums and policy fees                    $166,396          $68,961       $ 68,758          $210,405       $237,122
Reinsurance ceded                           (116,634)         (54,249)       (14,911)          (47,374)      (133,412)
                                             -------           ------         ------           -------        -------
  Net of reinsurance ceded                    49,762           14,712         53,847           163,031        103,710
Net investment income                         29,420           44,212         58,915             6,097         22,586
Realized investment gains (losses)
Other income                                  37,155                               1             7,877         21,202
                                             -------           ------        -------           -------        -------
     Total revenues                          116,337           58,924        112,763           177,005        147,498
                                             -------           ------        -------           -------        -------
Benefits and settlement expenses              46,010           43,418         64,550           110,745         64,948
Amortization of deferred policy
 acquisition costs                            14,534            5,915          8,927             5,795         22,773
Other operating expenses                      35,972           (7,294)        13,237            46,097         45,341
                                             -------           ------         ------           -------        -------
     Total benefits and expenses              96,516           42,039         86,714           162,637        133,062
                                             -------           ------         ------           -------        -------
Income before income tax                      19,821           16,885         26,049            14,368         14,436

                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS
                                           STABLE                            CORPORATE
                                           VALUE            INVESTMENT          AND                          TOTAL
                                          PRODUCTS           PRODUCTS          OTHER    ADJUSTMENTS       CONSOLIDATED
                                          --------          ----------        -------   -----------       ------------
Premiums and policy fees                                      $15,008         $58,204                       $824,854
Reinsurance ceded                                                             (32,077)                      (398,657)
                                                               ------          ------                        -------
  Net of reinsurance ceded                                     15,008          26,127                        426,197
Net investment income                     $117,433             60,725          18,403                        357,791
Realized investment gains (losses)             (89)               420                        $  (741)           (410)
Other income                                                    5,061          27,429                         98,725
                                           -------             ------          ------           ----         -------
     Total revenues                        117,344             81,214          71,959           (741)        882,303
                                           -------             ------          ------           ----         -------
Benefits and settlement expenses            99,029             49,874          23,009                        501,583
Amortization of deferred policy
 acquisition costs                             429             12,068           1,279                         71,720
Other operating expenses                     2,028             11,982          33,161         (7,146)        173,378
                                           -------             ------          ------          -----         -------
     Total benefits and expenses           101,486             73,924          57,449         (7,146)        746,681
                                           -------             ------          ------          -----         -------
Income before income tax                    15,858              7,290          14,510                        135,622
Income tax expense                                                                            48,552          48,552
Minority interest                                                                              4,733           4,733
                                                                                                             -------
     Net income                                                                                             $ 82,337
                                                                                                             =======

                                                                OPERATING SEGMENT INCOME FOR THE
                                                                 SIX MONTHS ENDED JUNE 30, 1999
                                           ----------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS
                                                                                            DENTAL AND
                                            INDIVIDUAL                                       CONSUMER       FINANCIAL
                                                LIFE       WEST COAST     ACQUISITIONS        BENEFITS     INSTITUTIONS
                                            ---------      ----------     ------------      -----------    ------------

Premiums and policy fees                    $130,663          $37,649       $ 80,032          $193,422       $139,864
Reinsurance ceded                            (79,143)         (26,269)       (16,995)          (23,061)       (89,863)
                                             -------           ------         ------           -------        -------
 Net of reinsurance ceded                     51,520           11,380         63,037           170,361         50,001
Net investment income                         30,314           37,158         66,197             7,000         11,578
Realized investment gains (losses)
Other income                                  21,533              484             (9)            3,350         11,542
                                             -------           ------        -------           -------         ------
     Total revenues                          103,367           49,022        129,225           180,711         73,121
                                             -------           ------        -------           -------         ------
Benefits and settlement expenses              37,137           31,466         65,969           114,636         24,938
Amortization of deferred policy
 acquisition costs                            17,569            2,512         12,497             3,592         11,249
Other operating expenses                      31,476            2,676         14,790            46,676         26,419
                                             -------           ------         ------           -------         ------
     Total benefits and expenses              86,182           36,654         93,256           164,904         62,606
                                             -------           ------         ------           -------         ------
Income before income tax                      17,185           12,368         35,969            15,807         10,515

                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS
                                           STABLE                             CORPORATE
                                            VALUE           INVESTMENT           AND                         TOTAL
                                          PRODUCTS           PRODUCTS           OTHER      ADJUSTMENTS    CONSOLIDATED
                                          ---------         ----------        ---------    -----------    ------------
Premiums and policy fees                                      $11,331          $49,213                      $642,174
Reinsurance ceded                                                              (12,966)                     (248,297)
                                            -------            ------           ------                       -------
  Net of reinsurance ceded                                     11,331           36,247                       393,877
Net investment income                      $102,951            51,938           26,117                       333,253
Realized investment gains (losses)              222               892                       $   (470)            644
Other income                                                    4,752            1,595                        43,247
                                            -------            ------           ------          ----         -------
     Total revenues                         103,173            68,913           63,959          (470)        771,021
                                            -------            ------           ------          ----         -------
Benefits and settlement expenses             86,835            42,432           27,399                       430,812
Amortization of deferred policy
 acquisition costs                              382             9,982            1,443                        59,226
Other operating expenses                      1,656            10,002           30,218        (9,306)        154,607
                                             ------            ------           ------         -----         -------
     Total benefits and expenses             88,873            62,416           59,060        (9,306)        644,645
                                             ------            ------           ------         -----         -------
Income before income tax                     14,300             6,497            4,899                       126,376
Income tax expense                                                                            45,495          45,495
Minority interest                                                                              6,049           6,049
Extraordinary loss                                                                             1,763           1,763
                                                                                                              ------
     Net income                                                                                             $ 73,069
                                                                                                              ======

                                                                      OPERATING SEGMENT ASSETS
                                                                           JUNE 30, 2000
                                           -----------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS
                                                                                             DENTAL AND
                                             INDIVIDUAL                                       CONSUMER       FINANCIAL
                                                LIFE        WEST COAST     ACQUISITIONS       BENEFITS     INSTITUTIONS
                                             ----------     ----------     ------------      ---------     ------------
Investments and other assets                 $1,289,768     $1,414,075      $1,547,944        $270,529     $1,210,195
Deferred policy acquisition costs
   and goodwill                                 408,168        246,872         235,237         235,622        137,498
                                             ----------     ----------      ----------        --------     ----------
     Total assets                            $1,697,936     $1,660,947      $1,783,181        $506,151     $1,347,693
                                             ==========     ==========      ==========        ========     ==========

                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS
                                              STABLE                                    CORPORATE
                                              VALUE          INVESTMENT                    AND              TOTAL
                                             PRODUCTS          PRODUCTS                   OTHER          CONSOLIDATED
                                             --------        -----------                ---------        -------------

Investments and other assets                 $3,129,308       $3,719,860                 $298,236         $12,879,915
Deferred policy acquisition costs
   and goodwill                                   1,779          132,060                   13,816           1,411,052
                                             ----------       ----------                 --------         -----------
     Total assets                            $3,131,087       $3,851,920                 $312,052         $14,290,967
                                             ==========       ==========                 ========         ===========

                                                                       OPERATING SEGMENT ASSETS
                                                                          DECEMBER 31, 1999
                                             -------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
                                                                                               SPECIALTY INSURANCE
                                                         LIFE INSURANCE                              PRODUCTS
                                                                                            DENTAL AND
                                            INDIVIDUAL                                       CONSUMER      FINANCIAL
                                               LIFE        WEST COAST     ACQUISITIONS       BENEFITS     INSTITUTIONS
                                            ---------      ----------     ------------      ----------    ------------
Investments and other assets               $1,214,428       $1,343,517      $1,553,954        $283,475       $745,733
Deferred policy acquisition costs
   and goodwill                               379,117          200,605         235,903         235,213         53,567
                                            ---------        ---------       ---------         -------        -------
     Total assets                          $1,593,545       $1,544,122      $1,789,857        $518,688       $799,300
                                            =========        =========       =========         =======        =======

                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS
                                               STABLE                                   CORPORATE
                                               VALUE          INVESTMENT                   AND              TOTAL
                                              PRODUCTS         PRODUCTS                   OTHER          CONSOLIDATED
                                             ----------      -----------               ----------        ------------

Investments and other assets                 $2,766,177       $3,352,911                 $503,962         $11,764,157
Deferred policy acquisition costs
   and goodwill                                   1,156          124,335                      111           1,230,007
                                              ---------        ---------                  -------          ----------
     Total assets                            $2,767,333       $3,477,246                 $504,073         $12,994,164
                                              =========        =========                  =======          ==========

NOTE E - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 2000 and for the six months then ended, the Company's life insurance subsidiaries had consolidated share-owner's equity and net income prepared in conformity with statutory reporting practices of $627.0 million and $43.9 million, respectively.

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

        The Company's balance sheets at June 30, 2000 and December 31, 1999, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                  JUNE 30            DECEMBER 31
                                                ----------           -----------
                                                        (IN THOUSANDS)
                                                         ------------

        Total investments                     $  9,835,308          $  8,965,673
        Deferred policy acquisition costs        1,141,916               992,518
        All other assets                         3,557,398             3,260,631
                                                ----------            ----------
                                               $14,534,622           $13,218,822
                                                ==========            ==========

        Deferred income taxes               $       53,821         $      40,749
        All other liabilities                   13,213,090            11,976,769
                                                ----------            ----------
                                                13,266,911            12,017,518
        Guaranteed preferred beneficial
           interests in Company’s sub-
           ordinated debentures                    190,000               190,000
        Share-owners’ equity                     1,077,711             1,011,304
                                                ----------            ----------
                                               $14,534,622           $13,218,822
                                                ==========            ==========

NOTE G - DERIVATIVE FINANCIAL INSTRUMENTS

        The Company has not used derivative financial instruments for trading purposes. Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans and mortgage-backed securities, and liabilities arising from interest- sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset or liability. No realized investment gains or losses were deferred in the first six months of 2000 or the full year of 1999.

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

        At June 30, 2000, contracts with a notional amount of $1.7 billion were in a $6.9 million net unrealized loss position. During the six months ended June 30, 2000, the Company recognized $0.2 million in realized investment losses related to derivative financial instruments.

        The Company’s derivative financial instruments are with highly rated counterparties.

NOTE H - SENIOR NOTES

        In March, 2000 the Company issued $125 million of Senior Notes which are summarized as follows:

                                                                 (IN THOUSANDS)

          8.00% Senior Notes due 2010                              $  50,000
          8.10% Senior Notes due 2015                                 40,000
          8.25% Senior Notes due 2030                                 35,000
                                                                     -------
                                                                    $125,000
                                                                     =======

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

        A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the six-month periods ended June 30, 2000 and 1999 is summarized as follows:

                                           RECONCILIATION OF NET INCOME AND
                                              AVERAGE SHARES OUTSTANDING

                                                                                                JUNE 30
                                                                                -------------------------------------
                                                                                        2000                1999
                                                                                        ----                ----
Net income                                                                              $82,337             $73,069
Dividends on FELINE PRIDES                                                               ---1                 ---1
                                                                                         ------              ------
Adjusted net income                                                                     $82,337             $73,069
                                                                                         ======              ======
Average shares issued and outstanding                                                64,530,826          64,461,568
Stock held in trust                                                                     (42,641)
Issuable under various deferred compensation plans                                    1,251,485           1,043,158
                                                                                     ----------          ----------
Average shares outstanding - basic                                                   65,739,670          65,504,726
Stock held in trust                                                                      42,641
Stock appreciation rights                                                               119,058             192,740
Issuable under various other stock-based compensation plans                             311,183             435,218
FELINE PRIDES stock purchase contracts                                                   ---1                 ---1
                                                                                     ----------          ----------
Average shares outstanding - diluted                                                 66,212,552          66,132,684
                                                                                     ==========          ==========

1 Excluded because the effect is anti-dilutive.

NOTE J - COMPREHENSIVE INCOME (LOSS)

        The following table sets forth the Company’s comprehensive income (loss) for the three and six month periods ended June 30, 2000 and 1999:

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30                           JUNE 30
                                                             ------------------------          ---------------------
                                                                                 (IN THOUSANDS)
                                                               2000          1999                2000         1999
                                                               ----          ----                ----         ----
    Net income                                               $39,302        $36,445            $82,337     $  73,069
    Increase (decrease) in net unrealized gains
      on investments (net of income tax:
      three months: 2000 - $(4,632); 1999 - $(50,879)
      six months: 2000 - $(6,763); 1999 - $(79,028))          (8,602)       (94,491)           (12,562)     (146,766)
    Reclassification adjustment for amounts included
      in net income (net of income tax:
      three months: 2000 - $(1,087); 1999 - $239
      six months: 2000 - $143; 1999 - $(225))                 (2,019)           444                267          (419)
                                                              ------         ------             ------        ------
    Comprehensive income (loss)                              $28,681       $(57,602)           $70,042      $(74,116)
                                                              ======         ======             ======        ======

NOTE K - ACQUISITIONS

        In January 2000, the Company acquired the Lyndon Insurance Group (“Lyndon”). The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.

        Summarized below are the consolidated results of operations for the six months ended June 30, 1999, on an unaudited pro forma basis, as if the Lyndon acquisition had occurred as of January 1, 1999. The pro forma information is based on the Company’s consolidated results of operations for the six months ended June 30, 1999, and on data provided by Lyndon, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                       SIX MONTHS ENDED
                                                         JUNE 30, 1999
                                                     ----------------------
                                                     (IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
                                                          (UNAUDITED)

         Total revenues                                  $     818,738
         Net income                                      $      78,485
         Net income per share-basic                      $        1.20
         Net income per share-diluted                    $        1.19

NOTE L - SALE OF AFFILIATE

        On March 22, 2000, the Company completed the sale of its Hong Kong affiliate. Included as a component of other income for the six months ended June 30, 2000 is $24.1 million relating to the transaction.

NOTE M - RECENTLY ISSUED ACCOUNTING STANDARDS

        The Financial Accounting Standards Board has issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, SFAS No. 133 will require the Company to report derivative financial instruments on the balance sheet and to carry such derivatives at fair value. The fair values of derivatives increase or decrease as interest rates change. Under SFAS No. 133, changes in fair value are reported as a component of net income or as a change to share-owners’ equity, depending upon the nature of the derivative. Although the adoption of SFAS No. 133 will not affect the Company’s operations, adoption will introduce volatility into the Company's reported net income and share-owners’ equity as interest rates change. The effects of adoption will depend upon the nature, purpose and volume of derivatives held by the Company at the date of adoption.

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

        This report includes "forward-looking statements" which express expectations of future events and/or results. The words "believe", "expect", "anticipate" and similar expressions identify forward- looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 herein for more information about factors which could affect future results.

RESULTS OF OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (“premiums and policy fees”) and the percentage change from the prior period:

                                              PREMIUMS AND POLICY FEES
             SIX MONTHS                 -----------------------------------
                ENDED                        AMOUNT             PERCENTAGE
               JUNE 30                  (IN THOUSANDS)           INCREASE
             ----------                 --------------          -----------
                1999                       $393,877                 29.6%
                2000                        426,197                  8.2

        Premiums and policy fees increased $32.3 million or 8.2% in the first six months of 2000 as compared to the first six months of 1999. Premiums and policy fees in the Individual Life Division decreased $1.8 million in the first six months of 2000 as compared to the same period in 1999 due to a higher amount of reinsurance ceded. Premiums and policy fees from the West Coast Division increased $3.3 million in the first six months of 2000 as compared to the first six months of 1999. Premiums and policy fees in the Acquisition Division are expected to decline with time unless new acquisitions are made. No acquisitions were completed in this Division in 1999 or the first six months of 2000, therefore decreases in older acquired blocks resulted in a decrease of $9.2 million in premiums and policy fees. Premiums and policy fees in the Dental Division decreased $7.3 million in the first six months of 2000 as compared to the same period in 1999. On January 20, 2000, the Financial Institutions Division acquired the Lyndon Insurance Group (“Lyndon”) which resulted in a $46.0 million increase in premiums and policy fees. Premiums and policy fees related to the Financial Institutions Division’s other businesses increased $7.7 million in the first six months of

2000 as compared to the first six months of 1999. The increase in premiums and policy fees from the Investment Products Division was $3.7 million. Premiums and policy fees relating to various health insurance lines in the Corporate and Other Segment decreased $10.1 million.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                                        NET INVESTMENT INCOME
           SIX MONTHS           -------------------------------------
             ENDED                  AMOUNT               PERCENTAGE
            JUNE 30             (IN THOUSANDS)            INCREASE
          ----------            -------------            ----------
             1999                 $333,253                  7.3%
             2000                  357,791                  7.4

        Net investment income in the first six months of 2000 was $24.5 million or 7.4% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets and to acquisitions. The Lyndon acquisition increased net investment income $4.6 million.

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

        The following table sets forth net realized investment gains for the periods shown:

            SIX MONTHS                                   REALIZED INVESTMENT
              ENDED                                         GAINS/(LOSSES)
             JUNE 30                                       (IN THOUSANDS)
            ---------                                     ------------------
              1999                                               $644
              2000                                               (410)

        Realized investment losses were $0.4 million for the first six months of 2000 compared to gains of $0.6 million for the corresponding period of 1999. The Company could experience significant realized investment losses were it to make adjustments to its existing fixed maturities portfolio.

Other Income

        The following table sets forth other income for the periods shown:

               SIX MONTHS
                 ENDED                                    OTHER INCOME
                JUNE 30                                  (IN THOUSANDS)
               ----------                                 ------------
                 1999                                       $43,247
                 2000                                        98,725

        Other income consists primarily of revenues of the Company's broker-dealer subsidiary and service contract business, fees from variable insurance products, and revenues of the Company’s noninsurance subsidiaries. Other income in the first six months of 2000 was $55.5 million higher than the corresponding period of 1999. Revenues from the Company’s broker-dealer subsidiary, consumer direct dental business, and service contract business increased $9.5 million, $4.1 million, and $10.5 million, respectively, in the first six months of 2000 as compared to the same period in 1999. On March 22, 2000, the Company completed the sale of its Hong Kong affiliate, resulting in $24.1 million of other income. Other income from all other sources increased $7.3 million in the first six months of 2000 as compared with the first six months of 1999.

Income Before Income Tax

        In the 2000 first quarter, certain health insurance lines were transferred from the Dental and Consumer Benefits Division to the Corporate and Other segment. Prior period results have been restated to reflect the change.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                             OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                               SIX MONTHS ENDED JUNE 30
                                                    (IN THOUSANDS)

                                                                                          1999              2000
                                                                                          ----              ----
Operating Income (Loss)1,2,3
Life Insurance
      Individual Life 2                                                                $  17,185         $  19,821
      West Coast                                                                          12,368            16,885
      Acquisitions                                                                        35,969            26,049
Specialty Insurance Products
      Dental and Consumer Benefits                                                        15,807            14,368
      Financial Institutions                                                              10,515            14,436
Retirement Savings and Investment Products
      Stable Value Products                                                               14,078            15,947
      Investment Products                                                                  6,497             7,290
Corporate and Other3                                                                       4,899            14,510
                                                                                         -------           -------
      Total operating income                                                             117,318           129,306
Realized Investment Gains (Losses)                                                       -------           -------
      Stable Value Products                                                                  222               (89)
      Investment Products                                                                    892               420
      Unallocated Realized Investment Gains (Losses)                                        (470)             (741)
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                                   (892)             (420)
                                                                                             ---               ---
             Total net                                                                      (248)             (830)
Income (Loss) Before Income Tax 2,3                                                          ---               ---
Life Insurance
      Individual Life 2                                                                   17,185            19,821
      West Coast                                                                          12,368            16,885
      Acquisitions                                                                        35,969            26,049
Specialty Insurance Products
      Dental and Consumer Benefits                                                        15,807            14,368
      Financial Institutions                                                              10,515            14,436
Retirement Savings and Investment Products
      Stable Value Products                                                               14,300            15,858
      Investment Products                                                                  6,497             7,290
Corporate and Other3                                                                       4,899            14,510
Unallocated Realized Investment Gains (Losses)                                              (470)             (741)
                                                                                         -------           -------
             Total income before income tax                                             $117,070          $128,476
                                                                                         =======           =======
1   Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

2   Operating income and income before tax for the Individual Life Division have been reduced by pretax minority interest in income of consolidated subsidiaries of $315 in 2000.

3   Operating income and income before income tax for the Corporate and Other segment have been reduced by pretax minority interest in income of consolidated subsidiaries of $6,831 and $9,306 in the first six months of 2000 and 1999, respectively.  Such minority interest related to payments made on the Company’s MIPSSM, 8.25% TOPrSSM, and
    FELINE PRIDESSM.

        The Individual Life Division’s pretax operating income was $19.8 million in the first six months of 2000 compared to $17.2 million in the same period of 1999. The Division has grown through sales. The Division’s mortality experience was approximately $2.0 million better than expected in both years.

        West Coast had pretax operating income of $16.9 million for the first six months of 2000 compared to $12.4 million for the same period last year. The increase reflects the Division’s growth through sales.

        Pretax operating income from the Acquisitions Division was $26.0 million in the first six months of 2000 as compared to $36.0 million in the same period of 1999. The Division’s mortality was approximately $1.7 million better than expected in the first six months of 2000 as compared to being approximately $3.1 million better than expected in the first six months of 1999. Additionally, in the fourth quarter of 1999, adjustments were made to the Division’s investment portfolio which had the effect of transferring in the first six months of 2000 approximately $7.0 million of investment income to the Corporate and Other Segment. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division has not made an acquisition in 1999 or the first six months of 2000.

        The Dental Division’s pretax operating income was $14.4 million in the first six months of 2000 compared to $15.8 million in the first six months of 1999. Dental earnings have decreased due to higher than expected lapses. Claims returned to more normal levels in the 2000 second quarter after having been higher than normal in the first quarter.

        Pretax operating income of the Financial Institutions Division was $14.4 million in the first six months of 2000 as compared to $10.5 million for the same period last year. Included in the Division’s results were $8.4 million of earnings from the Lyndon acquisition. Earnings of the Division’s other business decreased due to higher than expected claims in most lines in the 2000 first quarter.

        The Stable Value Products Division had pretax operating income of $15.9 million in the first six months of 2000 as compared to $14.1 million in the corresponding period of 1999. The increase was due to higher interest rate spreads and higher account balances. Operating spreads in the 2000 second quarter were compressed due to higher interest rates and an inverted yield curve. The Division expects spreads will continue to narrow. Realized investment losses associated with this Division in the first six months of 2000 were $0.1 million as compared to gains of $0.2 million in the same period last year. As a result, total pretax earnings were $15.9 million in the first six months of 2000 compared to $14.3 million for the same period last year.

        The Investment Products Division’s pretax operating income was $7.3 million in the first six months of 2000 compared to $6.5 million in the same period of 1999. The increase reflects the Division’s growth through sales. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in the first six months of 2000 and 1999.

        Earnings from the Corporate and Other segment consist primarily of net investment income on unallocated capital, interest expense on substantially all debt, several lines of business which the Company is not actively marketing (mostly health insurance), and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment increased $9.6 million in the first six months of 2000 as compared to the first six months of 1999. The segment’s results include $24.1 million from the sale of the Company’s Hong Kong affiliate. Earnings from health insurance lines decreased $4.1 million resulting in a net loss of $5.1 million. The segment also had $7.2 million less net investment income (partially due to the allocation of capital to the Financial Institutions Division to fund the Lyndon acquisition) and $5.6 million higher expenses than in the same period last year. Higher short-term interest rates and an inverted yield curve have increased interest expense and reduced investment income.

Income Taxes

        The following table sets forth the effective income tax rates for the periods shown:

            SIX MONTHS
              ENDED                                     ESTIMATED EFFECTIVE
             JUNE 30                                      INCOME TAX RATES
            ----------                                  -------------------
               1999                                            36.0%
               2000                                            35.8

        The effective income tax rate for the full year of 1999 was approximately 36.0%. Management’s estimate of the effective income tax rate for 2000 is approximately 35.8%.

Net Income

        The following table sets forth net income before extraordinary loss and net income per share before extraordinary loss for the periods shown, and the percentage change from the prior period:

                                     NET INCOME BEFORE EXTRAORDINARY LOSS
                 ----------------------------------------------------------------------------
      SIX MONTHS
        ENDED        TOTAL          PER SHARE-    PERCENTAGE       PER SHARE-     PERCENTAGE
       JUNE 30   (IN THOUSANDS)       BASIC        INCREASE          DILUTED       INCREASE
      ---------- --------------     ----------    ----------        ---------     ----------
         1999       $74,832          $1.14           14.0%            $1.13         13.0%
         2000        82,337           1.25            9.6              1.24          9.7

        Compared to the same period in 1999, net income per share-diluted in the first six months of 2000 increased 9.7%, reflecting improved operating earnings in the Individual Life, West Coast, Financial Institutions, Stable Value Products and Investment Products Divisions, and the Corporate and Other segment which were partially offset by lower operating earnings in the Acquisition and Dental Divisions and higher realized investment losses.

        In the first six months of 1999 the Company incurred an extraordinary loss of $0.03 per share relating to the early extinguishment of debt. Therefore net income per share-diluted in the first six months of 2000 was $1.24 compared to $1.10 in the same period of 1999.

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

        The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 2000, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $6,928.2 million, which is 3.7% below amortized cost (less allowances for uncollectible amounts on investments) of $7,193.5 million. The Company had $2,037.5 million in mortgage loans at June 30, 2000. While the Company's mortgage loans do not have quoted market values, at June 30, 2000, the Company estimates the market value of its mortgage loans to be $2,046.8 million (using discounted cash flows from the next call date) which is 0.5% above amortized cost. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

        For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2000, approximately $395.6 million of the Company's mortgage loans have this participation feature.

        At June 30, 2000, delinquent mortgage loans and foreclosed real estate were 0.2% of invested assets. Bonds rated less than investment grade were 3.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's allowance for uncollectible amounts on investments was $21.8 million at June 30, 2000.

        Policy loans at June 30, 2000, were $230.2 million, a decrease of $2.0 million from December 31, 1999. Policy loan rates are generally in the 4.5% to 8.0% range; such rate is at least equal to the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may be less than prevailing interest rates. At June 30, 2000, the Company had outstanding mortgage loan commitments of $489.9 million.

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

        At June 30, 2000, the Company had policy liabilities and accruals of $5.6 billion. The Company’s life insurance products have a weighted average minimum credited interest rate of approximately 4.4%.

        At June 30, 2000, the Company had $3.0 billion of stable value contract account balances and $1.8 billion of annuity account balances.

Derivative Financial Instruments

        The Company has not used derivative financial instruments for trading purposes. Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans and mortgage-backed securities, and liabilities arising from interest- sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset or liability. No realized investment gains or losses were deferred in the first six months of 2000 or the full year of 1999.

        The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities.

        At June 30, 2000, contracts with a notional amount of $1.7 billion were in a $6.9 million net unrealized loss position. During the six months ended June 30, 2000, the Company recognized $0.2 million in realized investment losses related to derivative financial instruments.

        The Company’s derivative financial instruments are with highly rated counterparties.

Asset/Liability Management

        The Company believes its asset/liability management programs and procedures and certain product features provide protection for the Company against the effects of changes in interest rates. However, approximately one-fourth of the Company's liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material. Additionally, the Company believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts.

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

        Cash outflows related to stable value contracts (primarily maturing contracts and expected withdrawals) were approximately $1.1 billion during 1999. Cash outflows related to stable value contracts are estimated to be approximately $1.0 billion in 2000. At June 30, 2000, the Company had $30.2 million, $50.3 million, and $75.8 million of contracts which may be terminated by the contract holder upon seven, thirty, or ninety days notice, respectively. The Company's asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at June 30, 2000, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $489.9 million. The Company's subsidiaries held $316.8 million in cash and short-term investments at June 30, 2000. Protective Life Corporation had an additional $6.3 million in cash and short-term investments available for general corporate purposes.

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

        The Company has also used securitization transactions (commercial mortgage loans) to increase its liquidity.

Capital

        At June 30, 2000, Protective Life Corporation had borrowings of $12.0 million under its $70.0 million revolving line of credit at a weighted average interest rate of 6.8%.

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

        The NAIC has adopted a model regulation, commonly referred to as "Triple X" (i.e., Roman numeral XXX), for universal life and level premium term and term-like insurance products. Over half of the states have already adopted Triple X effective January 1, 2000 or have indicated they plan to adopt Triple X in 2000. In the first six months of 2000, the Company issued a significant number of policies which were applied for prior to the effective date of Triple X. Triple X potentially increases the amount of regulatory capital employed in the sale of these products. Insurers have reacted to Triple X by changing product features and/or premium rates. Therefore, the regulatory and competitive environments are unclear. The Company has assessed the probable impact of Triple X on its products and has introduced new products in response to Triple X. The Company cannot predict what effect Triple X may have on its life insurance sales, or how its response to Triple X will affect its competitive positions.

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

        In 1999, most financial services companies, including the Company, experienced a decrease in the market price of their common stock. Although the Company believes it has sufficient, internally generated capital to fund its immediate growth and capital needs, a lower stock price may limit the Company’s ability to raise capital to fund other growth opportunities and acquisitions.

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

        The Congress has proposed legislation that would significantly change or possibly eliminate the estate tax. Life insurance products are often used to fund estate tax obligations. If the estate tax were eliminated, the demand for certain life insurance products would be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

PART II

Item 6.                Exhibits and Reports on Form 8-K

      (a)      15 - Letter re: unaudited interim financial statements

                27 - Financial data schedule

                99 - Safe Harbor for Forward-Looking Statements

      (b)      A current report on Form 8-K was filed July 27, 2000, reporting under

                Item 5 and Item 7 the Company's 2000 second quarter earnings press release.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Corporation

Date:	August 14, 2000	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)