Form 10-Q
period 2000-09-30
PROTECTIVE LIFE CORP
filed 2000-11-14
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
Yes [X] No[ ]

Number of shares of Common Stock, $.50 par value, outstanding as of November 10, 2000: 64,557,567 shares.

PROTECTIVE LIFE CORPORATION

INDEX

Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants......................................
        Consolidated Condensed Statements of Income for the Three and Nine
          Months ended September 30, 2000 and 1999 (unaudited)......................
        Consolidated Condensed Balance Sheets as of September 30, 2000
          (unaudited) and December 31, 1999....................................
        Consolidated Condensed Statements of Cash Flows for the
          Nine Months ended September 30, 2000 and 1999 (unaudited)..................
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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation
Birmingham, Alabama

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and subsidiaries as of September 30, 2000, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, share-owners' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

October 26, 2000, except for Note O

as to which the date is November 7, 2000

                                                   PROTECTIVE LIFE CORPORATION
                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                          (Dollars in thousands except per share amounts)
                                                            (Unaudited)

                                                                              Three Months Ended             Nine Months Ended
                                                                                 September 30                   September 30
                                                                        --------------------------------------------------------
                                                                             2000           1999            2000          1999
                                                                           -------        -------         -------       -------
REVENUES
Premiums and policy fees                                                   $370,332       $325,654       $1,195,186   $  967,828
Reinsurance ceded                                                          (157,791)      (134,573)        (556,448)    (382,870)
                                                                        ------------     -----------     -----------   ----------
  Premiums and policy fees, net of reinsurance ceded                        212,541        191,081          638,738      584,958
Net investment income                                                       187,625        170,318          545,416      503,570
Realized investment losses                                                   (4,646)        (3,984)          (5,056)      (3,340)
Other income                                                                 35,649         23,808          134,374       67,056
                                                                        ------------     -----------     -----------   ----------
                                                                            431,169        381,223        1,313,472    1,152,244
                                                                        ------------     -----------     -----------   ----------

BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
  three months: 2000 - $165,205; 1999 - $85,055
  nine months: 2000 - $404,455; 1999 - $242,578)                            254,185        212,869          755,768      643,681
Amortization of deferred policy acquisition costs                            40,146         23,088          111,866       82,315
Amortization of goodwill                                                      2,023          1,568            5,866        4,083
Other operating expenses (net of reinsurance ceded:
  three months: 2000 - $98,048; 1999 - $33,457
  nine months: 2000 - $180,855; 1999 - $102,828)                             78,215         81,897          247,750      233,988
                                                                        ------------     -----------     ----------     ---------
                                                                            374,569        319,422        1,121,250      964,067
                                                                        ------------     -----------     ----------     ---------

INCOME BEFORE INCOME TAX                                                     56,600         61,801          192,222      188,177

Income tax expense                                                           20,263         22,248           68,815       67,744
                                                                        ------------     -----------     ----------     ----------

INCOME BEFORE MINORITY INTEREST AND
  EXTRAORDINARY LOSS                                                         36,337         39,553          123,407      120,433

Minority interest in net income
  of consolidated subsidiaries                                                2,358          2,220            7,091        8,269
                                                                        ------------      -----------    ----------      ---------

INCOME BEFORE EXTRAORDINARY LOSS                                             33,979         37,333          116,316      112,164

Extraordinary loss on early extinguishment of debt                                                                         1,763
                                                                        ------------      -----------    ----------     ----------

NET INCOME                                                                 $ 33,979       $ 37,333        $ 116,316     $110,401
                                                                        ============      ===========    ==========     =========

EARNINGS PER SHARE - BASIC
  Income before extraordinary loss                                       $      .52     $      .57        $    1.77    $    1.71
  Extraordinary loss                                                                                                         .03
                                                                        ------------      -----------    ----------     --------
  Net income                                                             $      .52     $      .57        $    1.77    $    1.68
                                                                        ============      ===========    ==========     ========

EARNINGS PER SHARE - DILUTED
  Income before extraordinary loss                                       $      .52     $      .57        $    1.76    $    1.70
  Extraordinary loss                                                                                                         .03
                                                                        -----------      -----------     ----------     --------
  Net income                                                             $      .52     $      .57        $    1.76    $    1.67
                                                                        ===========      ===========     ==========     ========

DIVIDENDS PAID PER SHARE                                                 $      .13     $      .12        $     .38   $      .35
                                                                        ===========      ===========     ==========     ========

Average shares outstanding - basic                                       65,912,449     65,725,022       65,797,684   65,578,965
Average shares outstanding - diluted                                     66,350,622     66,180,351       66,258,911   66,148,748

See notes to consolidated condensed financial statements

                                           PROTECTIVE LIFE CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Dollars in thousands)
                                                                                 September 30         December 31
                                                                                      2000                1999
                                                                                --------------       -------------
ASSETS                                                                            (Unaudited)
  Investments:
    Fixed maturities, at market                                                   $ 7,245,912        $  6,311,822
    Equity securities, at market                                                       58,319              36,446
    Mortgage loans on real estate                                                   2,146,972           1,945,990
    Investment real estate, net                                                        12,713              15,582
    Policy loans                                                                      230,181             232,126
    Other long-term investments                                                        87,678              66,386
    Short-term investments                                                            137,809             113,657
                                                                                --------------        ------------
        Total investments                                                           9,919,584           8,722,009
    Cash                                                                               77,010              51,642
    Accrued investment income                                                         120,978             103,387
    Accounts and premiums receivable, net                                              71,137              80,130
    Reinsurance receivables                                                           914,493             860,122
    Deferred policy acquisition costs                                               1,194,634           1,011,524
    Goodwill, net                                                                     243,860             218,483
    Property and equipment, net                                                        54,695              57,489
    Other assets                                                                       41,088              66,950
    Assets related to separate accounts
        Variable annuity                                                            1,946,487           1,778,618
        Variable universal life                                                        63,318              40,293
        Other                                                                           3,687               3,517
                                                                                --------------        ------------
                                                                                  $14,650,971         $12,994,164
                                                                                ==============        ============

LIABILITIES
    Policy liabilities and accruals                                              $  5,650,940         $ 5,078,125
    Stable value contract account balances                                          3,060,268           2,680,009
    Annuity account balances                                                        1,906,779           1,639,231
    Other policyholders' funds                                                        117,453             121,644
    Other liabilities                                                                 403,572             405,010
    Accrued income taxes                                                               (8,859)             (5,701)
    Deferred income taxes                                                              18,010             (37,828)
    Debt                                                                              276,198             236,023
    Liabilities related to separate accounts
        Variable annuity                                                            1,946,487           1,778,618
        Variable universal life                                                        63,318              40,293
        Other                                                                           3,687               3,517
                                                                                --------------        ------------
                                                                                   13,437,853          11,938,941
                                                                                --------------        ------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
    IN COMPANY'S SUBORDINATED DEBENTURES
    8.25% Trust Originated Preferred Securities                                        75,000              75,000
    6.5% FELINE PRIDES                                                                115,000             115,000
                                                                                --------------          -----------
                                                                                      190,000             190,000
                                                                                --------------          -----------
SHARE-OWNERS' EQUITY
    Preferred Stock, $1 par value
        Shares authorized: 3,600,000; Issued: none
    Junior Participating Cumulative Preferred Stock, $1 par value
        Shares authorized: 400,000; Issued:  none
    Common Stock, $0.50 par value                                                      34,667              34,667
        Shares authorized:  160,000,000
        Shares issued: 69,333,117
    Additional paid-in capital                                                        256,631             256,057
    Treasury stock (2000 - 4,775,550 shares; 1999 - 4,831,025 shares)                 (12,831)            (12,960)
    Stock held in trust (2000 - 45,715 shares; 1999 - 18,681 shares)                   (1,303)               (621)
    Unallocated stock in Employee Stock Ownership Plan
        (2000 - 1,112,668 shares; 1999 - 1,220,534 shares)                             (3,686)             (4,043)
    Retained earnings                                                                 829,993             738,204
    Accumulated other comprehensive income
        Net unrealized gains (losses) on investments
        (net of income tax: 2000 - $(43,267); 1999 - $(78,659))                       (80,353)           (146,081)
                                                                                --------------        ------------
                                                                                    1,023,118             865,223
                                                                                --------------        ------------
                                                                                  $14,650,971         $12,994,164
                                                                                ==============        ============

See notes to consolidated condensed financial statements

                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                            Nine Months Ended
                                                                                              September 30
                                                                                    ------------------------------
                                                                                           2000            1999
                                                                                        ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                         $    116,316    $    110,401
  Adjustments to reconcile net income to net cash provided by operating activities:
        Realized investment losses                                                          5,056           3,340
        Amortization of deferred policy acquisition costs                                 111,866          82,315
        Capitalization of deferred policy acquisition costs                              (266,820)       (178,319)
        Depreciation expense                                                                6,574           5,415
        Deferred income taxes                                                              21,345          18,508
        Accrued income taxes                                                               (2,792)          7,760
        Amortization of goodwill                                                            5,866           4,083
        Interest credited to universal life and investment products                       294,981         234,402
        Policy fees assessed on universal life and investment products                   (147,933)       (118,452)
        Change in accrued investment income and other receivables                          56,902         (69,521)
        Change in policy liabilities and other policyholders' funds
          of traditional life and health products                                         254,369         123,193
        Change in other liabilities                                                       (24,882)         92,242
        Other (net)                                                                        20,841          (7,153)
                                                                                        ----------       ---------
  Net cash provided by operating activities                                               451,689         308,214
                                                                                        ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
        Investments available for sale                                                  9,559,553       3,585,675
        Other                                                                              35,696         208,300
  Sale of investments
        Investments available for sale                                                    580,406         291,153
        Other                                                                              66,795         267,676
  Cost of investments acquired
        Investments available for sale                                                (10,714,474)     (3,868,246)
        Other                                                                            (307,318)       (742,912)
  Acquisition and bulk reinsurance assumptions, net of cash received                     (150,903)         46,508
  Purchase of property and equipment                                                       (4,294)        (15,360)
  Sale of property and equipment                                                                            3,130
                                                                                        ----------      ----------
  Net cash used in investing activities                                                  (934,539)       (224,076)
                                                                                        ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and debt                   1,754,479       4,430,677
  Principal payments on line of credit arrangements and debt                           (1,714,287)     (4,366,363)
  Payment of guaranteed preferred beneficial interests                                                    (55,000)
  Dividends to share owners                                                               (24,526)        (22,565)
  Investment product deposits and changes in universal life deposits                    1,533,505         866,850
  Investment product withdrawals                                                       (1,040,953)       (856,478)
                                                                                        ----------      ----------
  Net cash provided by (used in) financing activities                                     508,218          (2,879)
                                                                                        ----------      ----------

INCREASE IN CASH                                                                           25,368          81,259
CASH AT BEGINNING OF PERIOD                                                                51,642           9,486
                                                                                        ----------      ----------
CASH AT END OF PERIOD                                                                   $  77,010       $  90,745
                                                                                        ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
     Interest on debt                                                                   $  16,630       $  13,438
     Income taxes                                                                       $  44,220       $  39,406

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reissuance of treasury stock to ESOP                                                  $     440
  Unallocated stock in ESOP                                                             $     234       $     264
  Reissuance of treasury stock                                                          $     221       $   1,500
  Acquisitions and related reinsurance transactions:
     Assets acquired                                                                    $ 496,221
     Liabilities assumed                                                                 (345,318)
                                                                                        ----------
     Net                                                                                $ 150,903
                                                                                        ==========
See notes to consolidated condensed financial statements
PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

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

        Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

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

NOTE C - GUARANTEED PREFERRED BENEFICIAL INTERESTS

        On April 29, 1997, a special purpose finance subsidiary of the Company, PLC Capital Trust I issued $75 million of 8.25% Trust Originated Preferred Securities (“TOPrSSM”). The 8.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 8.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust I’s obligations with respect to the 8.25% TOPrS.

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

        The 8.25% TOPrS and FELINE PRIDES are reported in the accompanying balance sheets as “guaranteed preferred beneficial interests in Company’s subordinated debentures” and the related dividends are reported in the accompanying statements of income as “minority interest in net income of consolidated subsidiaries”.

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

        In the 2000 first quarter, certain health insurance lines were transferred from the Dental and Consumer Benefits Division to the Corporate and Other segment in order to reflect management’s current focus. Prior period segment results have been restated to reflect the change.

                                                              Operating Segment Income for the
                                                              Nine Months Ended September 30, 2000
                                        -----------------------------------------------------------------------------
                                                                   (In Thousands)
                                                                                               Specialty Insurance
                                                         Life Insurance                              Products

                                                                                             Dental and
                                            Individual                                        Consumer       Financial
                                               Life        West Coast     Acquisitions       Benefits      Institutions
                                          ------------    ------------   --------------     -----------   -------------

Premiums and policy fees                    $297,080          $99,939       $101,803          $304,123       $280,273
Reinsurance ceded                           (225,465)         (78,426)       (22,151)          (60,069)      (121,943)
                                          ------------    ------------   --------------     -----------   -------------
  Net of reinsurance ceded                    71,615           21,513         79,652           244,054        158,330
Net investment income                         45,095           66,999         87,992             8,720         34,125
Realized investment gains (losses)
Other income                                  53,274                               9            12,728         31,947
                                          ------------    ------------   --------------     -----------   -------------
     Total revenues                          169,984           88,512        167,653           265,502        224,402
                                          ------------    ------------   --------------     -----------   -------------
Benefits and settlement expenses              62,365           64,670         96,691           164,772         99,674
Amortization of deferred policy
 acquisition costs                            22,957           10,120         13,179             9,563         35,371
Amortization of goodwill                         256                                             4,044          1,558
Other operating expenses                      54,643          (12,651)        19,291            64,122         64,775
                                          ------------    ------------   --------------     -----------   -------------
     Total benefits and expenses             140,221           62,139        129,161           242,501        201,378
                                          ------------    ------------   --------------     -----------   -------------
Income before income tax                      29,763           26,373         38,492            23,001         23,024

                                            Retirement Savings and
                                              Investment Products

                                           Stable                           Corporate
                                           Value            Investment         and                           Total
                                          Products           Products         Other       Adjustments    Consolidated
                                          ------------    ------------   --------------     -----------   -------------

Premiums and policy fees                                     $ 22,858         $89,110                     $1,195,186
Reinsurance ceded                                                             (48,394)                      (556,448)
                                          ------------    ------------   --------------     -----------   -------------
  Net of reinsurance ceded                                     22,858          40,716                        638,738
Net investment income                     $178,850             95,888          27,747                        545,416
Realized investment gains (losses)          (2,272)               457                       $ (3,241)         (5,056)
Other income                                                    8,379          28,037                        134,374
                                          ------------    ------------   --------------     -----------   -------------
     Total revenues                        176,578            127,582          96,500         (3,241)      1,313,472
                                          ------------    ------------   --------------     -----------   -------------
Benefits and settlement expenses           152,299             78,837          36,460                        755,768
Amortization of deferred policy
 acquisition costs                             658             18,298           1,720                        111,866
Amortization of goodwill                                                            8                          5,866
Other operating expenses                     2,907             18,469          46,894        (10,700)        247,750
                                          ------------    ------------   --------------     -----------   -------------
     Total benefits and expenses           155,864            115,604          85,082        (10,700)      1,121,250
                                          ------------    ------------   --------------     -----------   -------------
Income before income tax                    20,714             11,978          11,418                        192,222
Income tax expense                                                                            68,815          68,815
Minority interest                                                                              7,091           7,091
                                          ------------    ------------   --------------     -----------   -------------
     Net income                                                                                           $  116,316
                                                                                                          =============

                                                            Operating Segment Income for the
                                                            Nine Months Ended September 30, 1999
                                        -------------------------------------------------------------------------------
                                                                   (In Thousands)
                                                                                               Specialty Insurance
                                                         Life Insurance                              Products

                                                                                            Dental and
                                            Individual                                       Consumer       Financial
                                              Life         West Coast     Acquisitions       Benefits     Institutions

Premiums and policy fees                    $200,912          $62,520       $113,526          $286,647       $212,751
Reinsurance ceded                           (126,454)         (42,802)       (24,420)          (36,960)      (132,233)
                                          ------------    ------------   --------------     -----------   -------------
  Net of reinsurance ceded                    74,458           19,718         89,106           249,687         80,518
Net investment income                         45,492           56,779         99,587            10,461         17,632
Realized investment gains (losses)
Other income                                  32,738            1,302             (9)            4,503         19,923
                                          ------------    ------------   --------------     -----------   -------------
     Total revenues                          152,688           77,799        188,684           264,651        118,073
                                          ------------    ------------   --------------     -----------   -------------
Benefits and settlement expenses              55,265           50,471         98,237           160,718         40,586
Amortization of deferred policy
 acquisition costs                            20,317            5,055         15,309             5,724         18,654
Amortization of goodwill                                                                         3,889            186
Other operating expenses                      52,469            2,839         23,266            64,637         42,049
                                          ------------    ------------   --------------     -----------   -------------
     Total benefits and expenses             128,051           58,365        136,812           234,968        101,475
                                          ------------    ------------   --------------     -----------   -------------
Income before income tax                      24,637           19,434         51,872            29,683         16,598

                                            Retirement Savings and
                                              Investment Products

                                           Stable                            Corporate
                                           Value            Investment          and                          Total
                                          Products           Products          Other      Adjustments    Consolidated
                                          ------------    ------------   --------------     -----------   -------------

Premiums and policy fees                                     $ 17,610         $73,862                     $  967,828
Reinsurance ceded                                                             (20,001)                      (382,870)
                                          ------------    ------------   --------------     -----------   -------------
  Net of reinsurance ceded                                     17,610          53,861                        584,958
Net investment income                     $155,634             78,736          39,249                        503,570
Realized investment gains (losses)             (82)               892                       $ (4,150)         (3,340)
Other income                                                    7,111           1,488                         67,056
                                          ------------    ------------   --------------     -----------   -------------
     Total revenues                        155,552            104,349          94,598         (4,150)      1,152,244
                                          ------------    ------------   --------------     -----------   -------------
Benefits and settlement expenses           131,016             64,477          42,911                        643,681
Amortization of deferred policy
 acquisition costs                             575             14,777           1,904                         82,315
Amortization of goodwill                                                            8                          4,083
Other operating expenses                     2,963             15,785          42,702        (12,722)        233,988
                                          ------------    ------------   --------------     -----------   -------------
     Total benefits and expenses           134,554             95,039          87,525        (12,722)        964,067
                                          ------------    ------------   --------------     -----------   -------------
Income before income tax                    20,998              9,310           7,073                        188,177
Income tax expense                                                                            67,744          67,744
Minority interest                                                                              8,269           8,269
Extraordinary loss                                                                             1,763           1,763
                                          ------------    ------------   --------------     -----------   -------------
     Net income                                                                                            $ 110,401
                                                                                                          =============

                                                              Operating Segment Assets
                                                                 September 30, 2000
                                        ------------------------------------------------------------------------------
                                                                 (In Thousands)
                                                                                               Specialty Insurance
                                                         Life Insurance                            Products

                                                                                            Dental and
                                            Individual                                       Consumer       Financial
                                                 Life      West Coast     Acquisitions        Benefits     Institutions
                                          ------------    ------------   --------------     -----------   -------------

Investments and other assets                 $1,215,091     $1,437,714      $1,549,613        $268,483     $1,174,146
Deferred policy acquisition costs
   and goodwill                                 342,829        269,594         228,875         236,228        145,463
                                          ------------    ------------   --------------     -----------   -------------
     Total assets                            $1,557,920     $1,707,308      $1,778,488        $504,711     $1,319,609
                                          ============    ============   ==============     ===========   =============

                                              Retirement Savings and
                                                Investment Products

                                              Stable                                   Corporate
                                              Value           Investment                  and               Total
                                             Products          Products                  Other          Consolidated
                                          ------------    ------------               --------------     -------------

Investments and other assets                $3,189,891       $3,902,413                $475,126          $13,212,477
Deferred policy acquisition costs
   and goodwill                                  2,350          130,744                  82,411            1,438,494
                                         -------------    -------------               --------------     ------------
     Total assets                           $3,192,241       $4,033,157                $557,537          $14,650,971
                                         =============    =============               ==============     ============

                                                              Operating Segment Assets
                                                                December 31, 1999
                                        ------------------------------------------------------------------------------
                                                                (In Thousands)
                                                                                               Specialty Insurance
                                                         Life Insurance                             Products

                                                                                            Dental and
                                            Individual                                      Consumer        Financial
                                               Life        West Coast      Acquisitions     Benefits     Institutions
                                          ------------    ------------   --------------     -----------   -------------

Investments and other assets               $1,214,428       $1,343,517      $1,553,954        $283,475       $745,733
Deferred policy acquisition costs
   and goodwill                               379,117          200,605         235,903         235,213         53,567
                                          ------------    ------------   --------------     -----------   -------------
     Total assets                          $1,593,545       $1,544,122      $1,789,857        $518,688       $799,300
                                          ============    ============   ==============     ===========   =============

                                              Retirement Savings and
                                                Investment Products

                                              Stable                                   Corporate
                                              Value          Investment                   and                Total
                                             Products          Products                  Other           Consolidated
                                          --------------    ------------             --------------     -------------

Investments and other assets                 $2,766,177       $3,352,911                 $503,962         $11,764,157
Deferred policy acquisition costs
   and goodwill                                   1,156          124,335                      111           1,230,007
                                          --------------    ------------              --------------    -------------
     Total assets                            $2,767,333       $3,477,246                 $504,073         $12,994,164
                                          ==============    ============              ==============    =============
NOTE E - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 2000 and for the nine months then ended, the Company’s insurance subsidiaries had consolidated share-owner’s equity and net income prepared in conformity with statutory reporting practices of $608.1 million and $31.0 million, respectively.

NOTE F - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 115, certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owners’ equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the application of SFAS No. 115 does not affect the Company’s operations, its reported share- owners’ equity will fluctuate significantly as interest rates change.

        The Company’s balance sheets at September 30, 2000 and December 31, 1999, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                    September 30                   December 31
                                                                -----------------------------------------------
                                                                                   (in thousands)

        Total investments                                          $10,051,495                   $  8,965,673
        Deferred policy acquisition costs                            1,186,343                        992,518
        All other assets                                             3,536,753                      3,260,631
                                                                   -----------                    ------------
                                                                   $14,774,591                   $ 13,218,822
                                                                   ===========                    ============

        Deferred income taxes                                      $    61,277                   $     40,749
        All other liabilities                                       13,419,843                     11,976,769
                                                                   -----------                    ------------
                                                                    13,481,120                     12,017,518

        Guaranteed preferred beneficial
           interests in Company's sub-
           ordinated debentures                                        190,000                        190,000
        Share-owners' equity                                         1,103,471                      1,011,304
                                                                  ------------                    ------------
                                                                   $14,774,591                   $ 13,218,822
                                                                  ============                    ============
NOTE G - DERIVATIVE FINANCIAL INSTRUMENTS

        The Company has not used derivative financial instruments for trading purposes. Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments. Realized investment gains and losses on contracts which qualify as hedges are deferred and amortized over the life of the hedged asset or liability. Realized investment losses of $1.2 million were deferred during the first nine months of 2000. No realized investment gains or losses were deferred in the full year of 1999.

        The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, Monthly Income Preferred Securities (prior to their redemption), and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. The Company uses foreign exchange contracts in connection with certain stable value contracts denominated in foreign currencies.

        At September 30, 2000, contracts with a notional amount of $2.3 billion were in a $14.1 million net unrealized loss position. During the nine months ended September 30, 2000, the Company recognized $9.3 million in realized investment losses related to derivative financial instruments. In addition, certain stable value contracts were recorded at market value at September 30, 2000, resulting in a realized investment gain of $11.4 million for the nine months ended September 30, 2000.

        The Company's derivative financial instruments are with highly rated counterparties.

        The Company has entered into a total return swap in connection with a portfolio of investments managed by the Company for an unrelated party. The notional amount was $278 million at September 30, 2000. There was no unrealized gain or loss relating to the swap at September 30, 2000.

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
                                                                        -------------
                                                                           $125,000

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

        A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the nine month periods ended September 30, 2000 and 1999 is summarized as follows:

                                           Reconciliation of Net Income and
                                              Average Shares Outstanding

                                                                                              September 30
                                                                                  ----------------------------------
                                                                                        2000                1999
                                                                                  ---------------      -------------

Net income                                                                             $116,316            $110,401
Dividends on FELINE PRIDES                                                               ---1                ---1
                                                                                  ---------------      -------------

Adjusted net income                                                                    $116,316            $110,401
                                                                                  ===============      =============

Average shares issued and outstanding                                                64,539,632          64,475,225
Stock held in trust                                                                     (43,673)
Issuable under various deferred compensation plans                                    1,301,725           1,103,740
                                                                                  ---------------      -------------
Average shares outstanding - basic                                                   65,797,684          65,578,965
Stock held in trust                                                                      43,673
Stock appreciation rights                                                               132,594             188,465
Issuable under various other stock-based compensation plans                             284,960             381,318
                                                                                  ---------------      -------------
FELINE PRIDES stock purchase contracts                                                   ---1                ---1
                                                                                  ---------------      -------------
Average shares outstanding - diluted                                                 66,258,911          66,148,748
                                                                                  ===============      =============

1 Excluded because the effect is anti-dilutive.
NOTE J - COMPREHENSIVE INCOME (LOSS)

         The following table sets forth the Company's comprehensive income (loss) for the three and nine month periods ended September 30, 2000 and 1999:

                                                                Three Months Ended                 Nine Months Ended
                                                                 September 30                       September 30
                                                        ---------------------------         --------------------------
                                                                                 (In Thousands)
                                                               2000          1999                2000         1999
                                                          ------------    ----------         ----------     ---------

    Net income                                              $ 33,979        $37,333           $116,316      $110,401
    Increase (decrease) in net unrealized gains
      on investments (net of income tax:
      three months: 2000 - $40,385; 1999 - $2,800
      nine months: 2000 - $33,622; 1999 - $(76,228))          75,004          5,198             62,442      (141,567)
    Reclassification adjustment for amounts included
      in net income (net of income tax:
      three months: 2000 - $1,627; 1999 - $1,394
      nine months: 2000 - $1,770; 1999 - $1,169)               3,019          2,590              3,286         2,171
                                                           ------------    ---------         ----------      ---------
    Comprehensive income (loss)                             $112,002        $45,121           $182,044      $(28,995)
                                                           ==========      =========         ==========      =========
NOTE K - ACQUISITION

        In January 2000, the Company acquired the Lyndon Insurance Group (“Lyndon”). The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.

        Summarized below are the consolidated results of operations for the nine months ended September 30, 1999, on an unaudited pro forma basis, as if the Lyndon acquisition had occurred as of January 1, 1999. The pro forma information is based on the Company’s consolidated results of operations for the nine months ended September 30, 1999, and on data provided by Lyndon, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                                                   Nine Months Ended
                                                                                  September 30, 1999
                                                                                -----------------------
                                                                                 (In thousands, except
                                                                                   per share amounts)
                                                                                       (Unaudited)

         Total revenues                                                            $    1,225,171
         Net income                                                                $      117,219
         Net income per share-basic                                                $         1.79
         Net income per share-diluted                                              $         1.77
NOTE L - SALE OF AFFILIATE

        On March 22, 2000, the Company completed the sale of its Hong Kong affiliate. Included in other income for the nine months ended September 30, 2000 is $24.8 million relating to the transaction.

NOTE M - RECENTLY ISSUED ACCOUNTING STANDARDS

        The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Effective January 1, 2001, SFAS No. 133, as amended by SFAS No.138, will require the Company to record derivative financial instruments, including certain derivative instruments embedded in other contracts, on its balance sheet and to carry such derivatives at fair value. Derivatives that are not designated to be part of a qualifying hedging relationship must be adjusted to fair value each period through net income. If the derivative is a hedge, its change in fair value is either offset against the change in fair value of the hedged item through net income or recorded in share-owners' equity until the hedged item is recognized in net income. The fair value of derivatives increase or decrease as interest rates and general economic conditions change. Although the adoption of SFAS No. 133 will not affect the Company's operations, adoption will introduce volatility into the Company's reported net income and share-owners' equity.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

NOTE N - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets or share-owners’ equity.

NOTE O - SUBSEQUENT EVENT

        On November 7, 2000, the Company announced that its principal operating subsidiary, Protective Life Insurance Company, has agreed to coinsure a block of approximately 70,000 individual life policies from Standard Insurance Company. The transaction represents approximately $725 million of life insurance reserves and approximately $80 million of annual premium. The transaction is subject to regulatory approval.

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

        This report includes “forward-looking statements” which express expectations of future events and/or results. The words “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 herein for more information about factors which could affect future results.

RESULTS OF OPERATIONS
Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (“premiums and policy fees”) and the percentage change from the prior period:

                                                                      Premiums and Policy Fees
                 Nine Months                                    ------------------------------------
                 Ended                                            Amount               Percentage
                 September 30                                   (in thousands)          Increase
                ---------------                                 -------------         -------------

                   1999                                          $584,958                 24.0%
                   2000                                           638,738                  9.2

        Premiums and policy fees increased $53.8 million or 9.2% in the first nine months of 2000 as compared to the first nine months of 1999. Premiums and policy fees in the Individual Life Division decreased $2.8 million in the first nine months of 2000 as compared to the same period in 1999 due to a higher amount of reinsurance ceded. Premiums and policy fees from the West Coast Division increased $1.8 million in the first nine months of 2000 as compared to the first nine months of 1999. Premiums and policy fees in the Acquisition Division are expected to decline with time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. No acquisitions were completed in this Division in 1999 or the first nine months of 2000, therefore decreases in older acquired blocks resulted in a decrease of $9.5 million in premiums and policy fees. Premiums and policy fees in the Dental Division decreased $5.6 million in the first nine months of 2000 as compared to the same period in 1999. On January 20, 2000, the Financial Institutions Division acquired the Lyndon Insurance Group ("Lyndon") which resulted in a $69.6 million increase in premiums and policy fees. Premiums and policy fees related to the Financial Institutions Division's other businesses increased $8.2 million in the first nine months of 2000 as compared to the first nine months of 1999. The increase in premiums and policy fees from the Investment Products Division was $5.2 million. Premiums and policy fees relating to various health insurance lines in the Corporate and Other Segment decreased $13.1 million.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period

                                                                         Net Investment Income
                    Nine Months                                 --------------------------------------
                     Ended                                          Amount                  Percentage
                    September 30                                  (in thousands)            Increase
               ---------------------                            ----------------        --------------

                     1999                                          $503,570                   6.0%
                     2000                                           545,416                   8.3

        Net investment income in the first nine months of 2000 was $41.8 million or 8.3% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets and to acquisitions. The Lyndon acquisition increased net investment income $12.8 million.

Realized Investment Gains (Losses)

        The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. The sales of investments that have occurred have resulted principally from portfolio management decisions to maintain approximate matching of assets and liabilities. Accordingly, the Company has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale".

        The following table sets forth net realized investment losses for the periods shown:

                       Nine Months                                       Realized Investment
                         Ended                                                   Losses
                       September 30                                        (in thousands)
                      ---------------                                    ---------------------

                        1999                                                  $(3,340)
                        2000                                                   (5,056)

        Realized investment losses were $5.1 million for the first nine months of 2000 compared to losses of $3.3 million for the corresponding period of 1999. The Company could experience significant realized investment losses were it to make adjustments to its existing fixed maturities portfolio.

Other Income

        The following table sets forth other income for the periods shown:

                          Nine Months
                          Ended                                                    Other Income
                         September 30                                             (In thousands)
                        -----------------                                       -----------------

                          1999                                                     $ 67,056
                          2000                                                      134,374

        Other income consists primarily of revenues of the Company's broker-dealer subsidiary and service contract business, fees from variable insurance products, and revenues of the Company's noninsurance subsidiaries. Other income in the first nine months of 2000 was $67.3 million higher than the corresponding period of 1999. Revenues from the Company's broker-dealer subsidiary, direct response subsidiary, consumer direct dental business, and service contract business increased $12.6 million, $8.3 million, $5.9 million, and $9.5 million, respectively, in the first nine months of 2000 as compared to the same period in 1999. On March 22, 2000, the Company completed the sale of its Hong Kong affiliate, resulting in $24.8 million of other income. Other income from all other sources increased $6.2 million in the first nine months of 2000 as compared with the first nine months of 1999.

Income Before Income Tax

        In the 2000 first quarter, certain health insurance lines were transferred from the Dental and Consumer Benefits Division to the Corporate and Other segment. Prior period segment results have been restated to reflect the change.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                             Operating Income (Loss) and Income (Loss) Before Income Tax
                                            Nine Months Ended September 30
                                                    (In Thousands)

                                                                                          2000              1999
                                                                                      ------------       ----------
Operating Income (Loss)(1),(2), (3)
Life Insurance
      Individual Life (2)                                                             $   29,763         $  24,637
      West Coast                                                                          26,373            19,434
      Acquisitions                                                                        38,492            51,872
Specialty Insurance Products
      Dental and Consumer Benefits                                                        23,001            29,683
      Financial Institutions                                                              23,024            16,598
Retirement Savings and Investment Products
      Stable Value Products                                                               22,986            21,080
      Investment Products                                                                 11,978             9,310
Corporate and Other (3)                                                                   11,418             7,073
                                                                                      -----------         ---------
      Total operating income                                                             187,035           179,687
                                                                                      -----------         ---------
Realized Investment Gains (Losses)
      Stable Value Products                                                               (2,272)              (82)
      Investment Products                                                                    457               892
      Unallocated Realized Investment Gains (Losses)                                      (3,241)           (4,150)
       Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                                   (457)             (892)
                                                                                      -----------         ---------
             Total net                                                                    (5,513)           (4,232)
                                                                                      -----------         ---------
Income (Loss) Before Income Tax (2), (3)
Life Insurance
      Individual Life (2)                                                                 29,763            24,637
      West Coast                                                                          26,373            19,434
      Acquisitions                                                                        38,492            51,872
Specialty Insurance Products
      Dental and Consumer Benefits                                                        23,001            29,683
      Financial Institutions                                                              23,024            16,598
Retirement Savings and Investment Products
      Stable Value Products                                                               20,714            20,998
      Investment Products                                                                 11,978             9,310
Corporate and Other (3)                                                                   11,418             7,073
Unallocated Realized Investment Gains (Losses)                                            (3,241)           (4,150)
                                                                                      -----------         ---------
             Total income before income tax                                             $181,522          $175,455
                                                                                      ===========         =========

(1) Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

(2) Operating income and income before tax for the Individual Life Division have been reduced by pretax minority interest in income of consolidated subsidiaries of $453 in 2000.

(3)Operating income and income before income tax for the Corporate and Other segment have been reduced by pretax minority interest in income of consolidated subsidiaries of $10,247 and $12,722 in the first nine months of 2000 and 1999, respectively.  Such minority interest related to payments made on the Company's MIPSSM, 8.25% TOPrSSM, and FELINE PRIDESSM.

        The Individual Life Division’s pretax operating income was $29.8 million in the first nine months of 2000 compared to $24.6 million in the same period of 1999. The Division has grown through sales. The Division’s mortality experience was approximately $3.8 million better than expected in the first nine months of 2000 as compared to being approximately $2.9 million better than expected in the first nine months of 1999.

        West Coast had pretax operating income of $26.4 million for the first nine months of 2000 compared to $19.4 million for the same period last year. The increase reflects the Division’s growth through sales.

        Pretax operating income from the Acquisitions Division was $38.5 million in the first nine months of 2000 as compared to $51.9 million in the same period of 1999. The Division’s mortality was approximately $2.9 million better than expected in the first nine months of 2000 as compared to being approximately $6.4 million better than expected in the first nine months of 1999. Additionally, in the fourth quarter of 1999, adjustments were made to the Division’s investment portfolio which had the effect of transferring in the first nine months of 2000 approximately $10 million of investment income to the Corporate and Other Segment. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division did not made an acquisition in 1999 or the first nine months of 2000.

        The Dental Division’s pretax operating income was $23.0 million in the first nine months of 2000 compared to $29.7 million in the first nine months of 1999. Dental earnings have decreased due to higher than expected lapses in the first quarter of 2000. Claims returned to more normal levels in the 2000 second and third quarters after having been higher than normal in the first quarter.

        Pretax operating income of the Financial Institutions Division was $23.0 million in the first nine months of 2000 as compared to $16.6 million for the same period last year. Included in the Division’s 2000 results were $12.4 million of earnings from the Lyndon acquisition. Earnings of the Division’s other business decreased due to higher than expected claims in most lines in the 2000 first quarter.

        The Stable Value Products Division had pretax operating income of $23.0 million in the first nine months of 2000 as compared to $21.1 million in the corresponding period of 1999. The increase was due to higher account balances which was partially offset by lower interest rate spreads. Operating spreads in the 2000 third quarter were compressed due to higher interest rates and an inverted yield curve. Realized investment losses associated with this Division in the first nine months of 2000 were $2.3 million as compared to losses of $0.1 million in the same period last year. As a result, total pretax earnings were $20.7 and $21.0 million in the first nine months of 2000 and 1999, respectively.

        The Investment Products Division’s pretax operating income was $12.0 million in the first nine months of 2000 compared to $9.3 million in the same period of 1999. The increase reflects the Division’s growth through sales. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in the first nine months of 2000 and 1999.

        Earnings from the Corporate and Other segment consist primarily of net investment income on unallocated capital, interest expense on substantially all debt, several lines of business which the Company is not actively marketing (mostly health insurance), and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment increased $4.3 million in the first nine months of 2000 as compared to the first nine months of 1999. The segment’s 2000 results include $24.8 million from the sale of the Company’s Hong Kong affiliate. Earnings from health insurance lines decreased $6.4 million resulting in a net loss of $7.3 million. The segment also had $11.5 million less net investment income as compared to the same period in 1999 (partially due to the allocation of capital to the Financial Institutions Division to fund the Lyndon acquisition). Higher short-term interest rates and an inverted yield curve have increased interest expense and reduced investment income.

Income Taxes

        The following table sets forth the effective income tax rates for the periods shown:

                     Nine Months
                     Ended                                                Estimated Effective
                    September 30                                           Income Tax Rates
                --------------------                                    ----------------------

                      1999                                                   36.0%
                      2000                                                   35.8

        The effective income tax rate for the full year of 1999 was approximately 36.0%. Management's estimate of the effective income tax rate for 2000 is approximately 35.8%.

Net Income

        The following table sets forth net income before extraordinary loss and net income per share before extraordinary loss for the periods shown, and the percentage change from the prior period:

                                                         Net Income Before Extraordinary Loss
             Nine Months            --------------------------------------------------------------------------------
                Ended                  Total             Per Share-       Percentage       Per Share-     Percentage
              September 30           (In thousands)       Basic           Increase          Diluted       Increase
        -------------------         ---------------     -----------     -------------    ------------   ------------

                 1999                   $112,164           $1.71            11.8%           $1.70          12.6%
                 2000                    116,316            1.77             3.5             1.76           3.5

        Compared to the same period in 1999, net income per share-diluted in the first nine months of 2000 increased 3.5%, reflecting improved operating earnings in the Individual Life, West Coast, Financial Institutions, Stable Value Products and Investment Products Divisions, and the Corporate and Other segment which were partially offset by lower operating earnings in the Acquisitions and Dental Divisions and higher realized investment losses.

        In the first nine months of 1999 the Company incurred an extraordinary loss of $0.03 per share relating to the early extinguishment of debt. Therefore net income per share-diluted in the first nine months of 2000 was $1.76 compared to $1.67 in the same period of 1999.

Recently Issued Accounting Standards

        The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Effective January 1, 2001, SFAS No. 133, as amended, will require the Company to record derivative financial instruments, including certain derivative instruments embedded in other contracts, on its balance sheet and to carry such derivatives at fair value. Derivatives that are not designated to be part of a qualifying hedging relationship must be adjusted to fair value each period through net income. If the derivative is a hedge, its change in fair value is either offset against the change in fair value of the hedged item through net income or recorded in share-owners’ equity until the hedged item is recognized in net income. The fair value of derivatives increase or decrease as interest rates and general economic conditions change. Although the adoption of SFAS No. 133 will not affect the Company’s operations, adoption will introduce volatility into the Company’s reported net income and share-owners’ equity.

        The FASB and the Derivatives Implementation Group (“DIG”), a task force specifically created to assist the FASB in addressing SFAS No. 133 implementation issues, are continuing to issue guidance with respect to SFAS No. 133. The Company is in the process of completing its assessment of the application of SFAS No. 133. This assessment includes a review of the Company’s insurance and investment product contracts and financial instruments with respect to SFAS No. 133‘s definitions of derivative and embedded derivative instruments, as further clarified by the FASB and DIG. The assessment also includes an evaluation of existing hedging relationships to determine if such relationships meet the specific hedging criteria of SFAS No. 133.

        Traditional life insurance, property and casualty insurance, and variable annuity products are excluded from the definition of a derivative instrument. However, non-traditional forms of such products may include embedded derivative instruments, as defined in SFAS No. 133, that must be accounted for separately in financial statements at fair value. With the possible exception of variable life insurance as discussed below, the Company has determined that its insurance and investment products do not contain such terms that meet the definition of an embedded derivative instrument.

        The FASB and the DIG are in the process of evaluating variable life insurance products with respect to the embedded derivative provisions of SFAS No. 133. The Company expects that its variable life insurance products will ultimately be excluded from the provisions of SFAS No. 133. However, the Company will not be able to complete its assessment until the issue is resolved by the FASB in the fourth quarter.

        Within its investment portfolio, the Company owns various forms of remarketable put bond securities, with an aggregate par value of approximately $140 million. Each security includes a call option at par ultimately held by a third party unrelated to the debt issuer. Depending on the legal structure of the security and call option, the call option may represent an attached freestanding derivative subject to separate accounting under SFAS No. 133. The Company is currently reviewing each security’s specific structure as well as its ability to designate the attached call option as a qualifying hedge of the embedded put option held by the Company.

        The Company also owns convertible bond securities, which include embedded equity options that must be separately accounted for under SFAS No. 133. Concurrent with the purchase of each security, the Company entered into a derivative contract (“asset swap”) with an investment banker that provides the banker with a call option on the security in exchange for a favorable interest rate swap. The asset swaps effectively offset much of the change in fair value of the equity options but do not meet the specific hedging criteria of SFAS No. 133. As of September 30, 2000, the asset swaps’ aggregate fair value was a loss of $21.7 million. The aggregate market and carrying values of the convertible bonds were $116.3 million and $95.9 million, respectively, representing an unrealized gain of $20.4 million. The Company is in the process of valuing the embedded equity options in the bond securities for purposes of determining the necessary transition adjustment on January 1, 2001.

        Under existing guidance, the Company is currently accounting for certain derivative instruments as a hedge of the interest rate risk associated with specific Senior Notes, Medium-Term Notes, mortgage loan commitments and fixed-rate guaranteed investment contracts. The Company has determined that the specific hedge criteria of SFAS No. 133 will not be met for certain of these derivative contracts. The aggregate fair value of the non-qualifying contracts was less than $0.1 million at September 30, 2000. The qualifying contracts will be accounted for as fair value hedges under SFAS No. 133 and, as a result, the earnings impact of the derivative instruments is expected to be offset by the adjustment of the hedged items’ change in fair value attributable to interest rate risk.

        The Company has issued foreign-currency-denominated funding agreements that provide for a variable interest rate. Concurrent with their issuance, the Company entered into foreign currency swaps with dual floating legs as a compound hedge of the foreign exchange risk and the interest rate risk associated with the foreign currencies. Under SFAS No. 133, the relationship is expected to qualify as a foreign currency, fair value hedge.

        The Company is not able to estimate the effect of adoption of SFAS No. 133 on its financial statements until it completes its assessment as noted above. In addition, the FASB and DIG continue to address implementation issues, including insurance-related issues, for which the ultimate resolution may effect the Company’s assessment. Furthermore, the actual transition adjustment to be recorded at January 1, 2001 will depend on the nature, purpose and fair value of the derivatives held by the Company on that date.

        In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s operations usually produce a positive cash flow. This cash flow is used to fund an investment portfolio to finance future benefit payments. Since future benefit payments largely represent medium- and long-term obligations reserved using certain assumed interest rates, the Company’s investments are predominantly in medium- and long-term, fixed-rate investments such as bonds and mortgage loans.

Investments

        The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as “available for sale.”

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 2000, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $7,245.9 million, which is 1.7% below amortized cost (less allowances for uncollectible amounts on investments) of $7,371.3 million. The Company had $2,147.0 million in mortgage loans at September 30, 2000. While the Company’s mortgage loans do not have quoted market values, at September 30, 2000, the Company estimates the market value of its mortgage loans to be $2,175.2 million (using discounted cash flows from the next call date) which is 1.3% above amortized cost. Most of the Company’s mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

        For several years the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2000, approximately $462.2 million of the Company’s mortgage loans have this participation feature.

        At September 30, 2000, delinquent mortgage loans and foreclosed real estate were 0.2% of invested assets. Bonds rated less than investment grade were 2.7% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s allowance for uncollectible amounts on investments was $21.8 million at September 30, 2000.

        Policy loans at September 30, 2000, were $230.2 million, a decrease of $1.9 million from December 31, 1999. Policy loan rates are generally in the 4.0% to 8.0% range; such rate is at least equal to the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may be less than prevailing interest rates. At September 30, 2000, the Company had outstanding mortgage loan commitments of $358.6 million.

Liabilities

        Many of the Company’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Surrender charges for these products generally are sufficient to cover the Company’s unamortized deferred policy acquisition costs with respect to the policy being surrendered. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At September 30, 2000, the Company had policy liabilities and accruals of $5.7 billion. The Company’s life insurance products have a weighted average minimum credited interest rate of approximately 4.4%.

        At September 30, 2000, the Company had $3.1 billion of stable value contract account balances and $1.9 billion of annuity account balances.

Derivative Financial Instruments

        The Company has not used derivative financial instruments for trading purposes. Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments. Realized investment gains and losses on contracts which qualify as hedges are deferred and amortized over the life of the hedged asset or liability. Realized investment losses of $1.2 million were deferred during the first nine months of 2000. No realized investment gains or losses were deferred in the full year of 1999.

        The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. The Company uses foreign exchange contracts in connection with certain stable value contracts denominated in foreign currencies.

        At September 30, 2000, contracts with a notional amount of $2.3 billion were in a $14.1 million net unrealized loss position. During the nine months ended September 30, 2000, the Company recognized $9.3 million in realized investment losses related to derivative financial instruments. In addition, certain stable value contracts were recorded at market value at September 30, 2000, resulting in a realized investment gain of $11.4 million for the nine months ended September 30, 2000.

        The Company’s derivative financial instruments are with highly rated counterparties.

        The Company has entered into a total return swap in connection with a portfolio of investments managed by the Company for an unrelated party. The notional amount was $278 million at September 30, 2000. There was no unrealized gain or loss relating to the swap at September 30, 2000.

Asset/Liability Management

        The Company’s asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is the Company’s policy to generally maintain asset and liability durations within one half year of one another, although from time to time a broader interval may be allowed.

        The Company believes its asset/liability management programs and procedures and certain product features provide protection for the Company against the effects of changes in interest rates under various scenarios. Additionally, the Company believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. However, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions. Recently, market conditions and an inverted yield curve have limited the Company’s ability to offset the effects of rising short-term interest rates.

        Approximately one-fourth of the Company’s liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

        Cash outflows related to stable value contracts (primarily maturing contracts and expected withdrawals) were approximately $1.1 billion during 1999. Cash outflows related to stable value contracts are estimated to be approximately $1.0 billion in 2000. At September 30, 2000, the Company had $30.2 million, $50.3 million, and $75.8 million of contracts which may be terminated by the contract holder upon seven, thirty, or ninety days notice, respectively. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at September 30, 2000, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $437.3 million. The Company’s subsidiaries held $210.0 million in cash and short-term investments at September 30, 2000. Protective Life Corporation had an additional $4.8 million in cash and short-term investments available for general corporate purposes.

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

Capital

        At September 30, 2000, Protective Life Corporation had borrowings of $18.0 million under its $70.0 million revolving line of credit at a weighted average interest rate of 6.8%. In addition, Protective Life Insurance Company had $11.9 million of short-term borrowings with an interest rate of 6.7%.

        On March 20, 2000, the Company issued Senior Notes totaling $125 million in aggregate principal amount with 10, 15 and 30 year maturities. Interest rates range from 8.00% to 8.25%. The proceeds were used to repay bank borrowings.

        Protective Life Corporation’s cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal and management services rendered to the subsidiaries, and investment income. At December 31, 1999, approximately $408.3 million of consolidated share-owners’ equity, excluding net unrealized losses on investments, represented net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation.

        The Company plans to retain substantial portions of the earnings of its life insurance subsidiaries in those companies primarily to support their future growth. Protective Life Corporation’s cash disbursements have from time to time exceeded its cash receipts, and these shortfalls have been funded through various external financings. Therefore, Protective Life Corporation may from time to time require additional external financing.

        To give the Company flexibility in connection with future acquisitions and other growth opportunities, the Company has registered debt securities, preferred and common stock, and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by the insurance company’s state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of the Company’s insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by the Company.

Other Developments

        The NAIC has adopted the Codification of Statutory Accounting Principles (Codification). The Codification changes current statutory accounting rules in several areas. The Company has not completed its estimate of the potential effect the Codification will have on the statutory capital of the Company’s insurance subsidiaries. The Codification will become effective January 1, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change from the disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II

Item 6.                Exhibits and Reports on Form 8-K

      (a)      15 - Letter re: unaudited interim financial statements

                27 - Financial data schedule

                99 - Safe Harbor for Forward-Looking Statements

      (b)      A current report on Form 8-K was filed October 26, 2000, reporting under

                Item 5 and Item 7 the Company's 2000 third quarter earnings press release.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Corporation

Date:	November 14, 2000	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)