Form 10-K
period 2000-12-31
PROTECTIVE LIFE CORP
filed 2001-03-27
CIK 355429

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
_____________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000	Commission File Number 1-12332

Protective Life Corporation

(Exact name of Registrant as specified in its charter)

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223

(Address of principal executive offices, including zip code)

DELAWARE	95-2492236
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identificiation No.

Registrant's telephone number, including area code (205) 879-9230

_____________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.50 Par Value
Series A Junior Participating Cumulative Preferred Stock, $1.00 Par Value
PLC Capital Trust I 8.25% Trust Originated Preferred Securities
FELINE PRIDE Units
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
Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 9, 2001: $2,030,904,516
Number of shares of Common Stock, $0.50 Par Value, outstanding as of March 9, 2001: 68,528,795

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2000 Annual Report To Share Owners (the "2000 Annual Report To Share Owners") are incorporated by reference into Parts I, II, and IV of this Report.

Portion of the Registrant's Proxy Statement dated March 30, 2001, are incorporated by reference into Part III of this Report.

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

PROTECTIVE LIFE CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

                                                       PART I
                                                                                Page

Item 1.       Business..........................................................

Item 2.       Properties........................................................

Item 3.       Legal Proceedings.................................................

Item 4.       Submission of Matters to a Vote of Security Holders...............

                                                       PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Share-Owner Matters.....................................

Item 6.       Selected Financial Data...........................................

Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................

Item 7a.      Quantitative and Qualitative Disclosure About Market Risk.........

Item 8.       Financial Statements and Supplementary Data.......................

Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.............................

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant................

Item 11.      Executive Compensation............................................

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management......................................................

Item 13.      Certain Relationships and Related Transactions....................

                                                       PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.....................................................

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

        Copies of the Company’s Proxy Statement and 2000 Annual Report to Share Owners will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Share-Owner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 868-3573, FAX (205) 868-3541. Copies may also be requested through the Internet from the Company’s Worldwide Web Site (www.protective.com). The information incorporated herein by reference is also electronically accessible through the Internet from the “EDGAR Database of Corporate Information” on the Securities and Exchange Commission’s World Wide Web site (www.sec.gov).

        The Company operates seven divisions each having a strategic focus which can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products.

        The following table shows the percentages of pretax operating income represented by each of the strategic focuses and the Corporate and Other segment.

                                                                              RETIREMENT
                                                       SPECIALTY              SAVINGS AND             CORPORATE
       YEAR ENDED                 LIFE                 INSURANCE              INVESTMENT                 AND
      DECEMBER 31               INSURANCE              PRODUCTS                PRODUCTS                 OTHER
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

          1996                     50.1%                  11.0%                   37.3%                   1.6%
          1997                     49.8                   18.0                    23.3                    8.9
          1998                     50.9                   19.7                    21.7                    7.7
          1999                     50.4                   25.4                    17.3                    6.9
          2000                     52.4                   26.1                    18.8                    2.7

        Additional information concerning the Company's divisions may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and Note 10 to Consolidated Financial Statements in the Company's 2000 Annual Report to Share Owners, which are incorporated herein by reference.

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

Individual Life Division

        The Individual Life Division markets level premium term and term-like insurance, universal life and variable universal life products on a national basis primarily through networks of independent insurance agents. The Division is also developing other distribution channels. These include marketing life insurance products through regional stockbrokers and banks, and through direct response and worksite arrangements.

        The Division has two primary agent networks. The first is based on experienced independent personal producing general agents who are recruited by regional sales managers. At December 31, 2000, Protective Life Insurance Company had 70 regional sales managers located throughout the United States. Approximately 45.9% of the Division’s 2000 sales came from this distribution system.

        The Division also distributes insurance products in the life insurance brokerage market through another wholly-owned subsidiary, Empire General Life Assurance Corporation, representing approximately 36.6% of sales.

        For the entire Division, sales through stockbrokers and banks represented 12.4% of sales, and direct response represented 5.1%.

        The following table shows the Individual Life Division’s sales measured by new premium.

              YEAR ENDED
              DECEMBER 31                                SALES
---------------------------------------- -----------------------------------
                                                 (dollars in millions)

                 1996                                   $45.4
                 1997                                    48.7
                 1998                                    71.2
                 1999                                    80.4
                 2000                                    92.8

        In 1999, the Company acquired a non-controlling equity interest in Matrix Direct, Inc. (Matrix), located in San Diego. Matrix is a leading direct marketer of life and other insurance products. Matrix offers a full complement of direct marketing services, including market research, media buying, fulfillment, a nationally-licensed sales group and new business processing. The Company believes that the Matrix fulfillment and processing platform has significant potential for serving Internet marketers, banks, brokerage firms and innovative life agents who desire to participate in direct marketing or lead generation ventures with Matrix. The Company expects to acquire all of the equity of Matrix in 2001.

        The Division includes ProEquities, Inc. (ProEquities), a full-service securities broker-dealer. ProEquities primarily recruits financial planners. ProEquities makes available variable insurance products, mutual funds, and other investment products to its licensed representatives to offer to their clients and customers.

West Coast Division

        In 1997, the Company acquired West Coast Life Insurance Company (West Coast). West Coast sells universal life and level premium term and term-like insurance products in the life insurance brokerage market and in the “bank owned life insurance” (BOLI) market. Headquartered in San Francisco, the Division also has regional offices in Atlanta and Detroit.

        The Division primarily utilizes a distribution system comprised of brokerage general agencies (BGAs) who recruit a network of independent life agents. At December 31, 2000, the Division worked with approximately 379 BGAs located throughout the United States. This distribution system represented approximately 87.0% of the Division’s 2000 sales.

        The Division also offers corporate owned life insurance products to the BOLI market through an independent marketing organization which specializes in this market. The products are sold to smaller and regional banks, and represent approximately 13.0% of the Division’s sales.

        The following table shows the West Coast Division’s sales measured by new premium including sales prior to the Company’s acquisition of West Coast for comparison purposes.

        YEAR ENDED                   BGA                     BOLI                    TOTAL
        DECEMBER 31                 SALES                    SALES                   SALES
--------------------------- ----------------------- ------------------------ ----------------------
                                                    (dollars in millions)
           1996                      $10.3                     $4.6                    $14.9
           1997                       19.5                     10.3                     29.8
           1998                       22.1                     18.5                     40.6
           1999                       39.0                     19.8                     58.8
           2000                       60.0                      9.0                     69.0

Acquisitions Division

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

        Most acquisitions closed by the Division do not include the acquisition of an active sales force. In transactions where some marketing capacity was included, the Division generally either ceased future marketing efforts or redirected those efforts to another Division of the Company. However, in the case of the acquisition of West Coast which was closed by the Acquisitions Division, the Company elected to continue the marketing of new policies and operate West Coast as a separate division of the Company.

        The Division believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies give it a significant competitive advantage over many other companies that attempt to make similar acquisitions. The Division expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, management believes that the Company may face increased competition for future acquisitions.

        Total revenues and income before income tax from the Acquisitions Division are expected to decline with time unless new acquisitions are made. Therefore, the Division’s revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity.

        The following table shows the number of transactions closed by the Acquisitions Division and the approximate amount of (statutory) capital invested for each year in which an acquisition was made.

                                  NUMBER
       YEAR ENDED                   OF                       CAPITAL
      DECEMBER 31              TRANSACTIONS                  INVESTED
------------------------- ------------------------ --------------------------
                                                       (dollars in millions)

          1996                       3                        $ 47.1
          1997                       1 (1)                     116.8 (1)
          1998                       1                          77.8
___________
(1) West Coast

        Although acquisition opportunities were pursued, no transactions were completed in 1999 or 2000. In January 2001, the Division coinsured a block of individual life policies from Standard Insurance Company representing approximately $115 million of capital invested.

        From time to time other of the Company’s Divisions have acquired companies and blocks of policies which are included in their respective results.

SPECIALTY INSURANCE PRODUCTS

        A second strategic focus of the Company is to participate in specialized segments of the insurance industry that offer attractive growth opportunities. The Dental Benefits and Financial Institutions Divisions support this strategy.

Dental Benefits Division

        In 1997, the Division substantially exited from the group major medical business, fulfilling the Division’s strategy to focus primarily on dental insurance and related products.

        The Division’s primary strategic emphasis is on indemnity and prepaid dental products. The Division was a pioneer in developing indemnity dental products for the voluntary payroll deduction market. In 1995, the Division entered the prepaid dental market when it acquired DentiCare of Florida, Inc. The Division’s strategy is to promote a “dual choice” option by offering prepaid dental products through the Division’s indemnity dental distribution channels.

        The Division has significantly grown its prepaid dental business through acquisitions. The Division acquired two small prepaid dental plans in 1996, and three small plans in 1997. In 1998, the Division acquired United Dental Care, Inc. (United Dental Care). With the United Dental Care acquisition, the Division became a leading provider of prepaid dental coverages.

        The following table shows the Division's approximate annualized dental premium in-force.

       YEAR             INDEMNITY             PREPAID             TOTAL
      ENDED             ANNUALIZED           ANNUALIZED         ANNUALIZED
   DECEMBER 31           PREMIUM              PREMIUM            PREMIUM
------------------- -------------------- ------------------ -----------------
                                        (dollars in millions)
       1996             $  67.0              $  34.2              $101.2
       1997                98.3                 47.8               146.1
       1998               113.4                203.8               317.2
       1999               149.3                163.7               313.0
       2000               171.8                143.6               315.4

        Prepaid annualized premium declined in 1999 and 2000 due to the Division’s exit from unprofitable lines of business within United Dental Care and higher than expected lapses.

        The Division offers a variety of discounted fee-for-service, club-based programs to individual consumers and groups through its Protective Consumer Direct where enrolled consumers have access to a network of providers who have agreed to a discounted fee

        The Division also has group life and group disability coverages.

Financial Institutions Division

        The Financial Institutions Division markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers. The Division also markets vehicle and recreational marine extended service contracts.

        In 1997, the Division acquired the Western Diversified Group. The Western Diversified Group markets credit insurance and related products through automobile dealers primarily in the midwestern United States. The Western Diversified Group included a property and casualty insurer that offers automobile extended service contracts.

        In January 2000, the Company acquired Lyndon Insurance Group (Lyndon). Lyndon markets a variety of specialty insurance products, including credit insurance and vehicle and marine extended service contracts. Lyndon distributes products on a national basis through financial institutions and automobile dealers.

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

        The demand for the Division’s credit insurance and extended service contracts is related to the general level of automobile sales and consumer loans. In 2000, approximately 65% of the Division’s sales were from automobile dealers, and approximately 33% of sales were extended service contracts.

        The following table shows the Financial Institutions Division’s sales measured by new premium including the sales of Western Diversified and Lyndon since the date of acquisition.

              YEAR ENDED
              DECEMBER 31                             SALES
-------------------------------------- ----------------------------------
                                             (dollars in millions)

                1996                                 $147.2
                1997                                  189.3
                1998                                  273.5
                1999                                  283.4
                2000                                  523.6

        A portion of the Division's sales are reinsured with producer-owned reinsurers.

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

Stable Value Products Division

        The Stable Value Products Division markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans. GICs are generally contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options available to plan participants. The Division also markets fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments and money market funds, and long-term annuity contracts.

        The Division’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution and administration costs. Most GIC contracts and funding agreements written by the Division have maturities of three to five years. At December 31, 2000, the Division had approximately $1.2 billion of contracts that pay a floating rate of interest, and had $30 million, $50 million, and $76 million of contracts which may be terminated upon seven, thirty, and ninety days notice, respectively.

        The following table shows the Stable Value Products Division’s sales.

       YEAR ENDED                             FUNDING          LONG-TERM
      DECEMBER 31              GICS          AGREEMENTS        ANNUITIES         TOTAL
------------------------- ---------------- ---------------- ---------------- -------------
                                               (dollars in millions)

         1996                   $318             $290             $78            $ 686
         1997                    203              461              32              696
         1998                    488              336               3              827
         1999                    584              386                              970
         2000                    418              801                            1,219

        The following table shows the Division’s account balances (consisting of Stable Value Contract and certain annuity account balances).

       YEAR ENDED                              FUNDING         LONG-TERM
      DECEMBER 31              GICS          AGREEMENTS        ANNUITIES        TOTAL
------------------------- ---------------- ---------------- ---------------  ----------
                                               (dollars in millions)

         1996                 $2,013            $ 462            $152          $2,627
         1997                  1,806              883             180           2,869
         1998                  1,699            1,007             173           2,879
         1999                  1,780              903             167           2,850
         2000                  1,813            1,365             162           3,340

        The rate of growth in the Division's account balances is affected by the amount of maturing contracts relative to the amount of sales.

Investment Products Division

        The Investment Products Division manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers and ProEquities, but are also sold through financial institutions and the Individual Life Division’s sales force.

        The Division offers modified guaranteed annuities which guarantee an interest rate for a fixed period. Because contract values are “market-value adjusted” upon surrender prior to maturity, these products afford the Company a measure of protection from the effects of changes in interest rates. The Division also offers variable annuities which offer the policyholder the opportunity to invest in various investment accounts.

        The following table shows the Investment Products Division’s sales. The demand for annuity products is related to the general level of interest rates and performance of the equity markets.

       YEAR ENDED                 FIXED                   VARIABLE                    TOTAL
       DECEMBER 31              ANNUITIES                 ANNUITIES                 ANNUITIES
-------------------------- --------------------- --------------------------- -------------------------
                                                   (dollars in millions)

          1996                     $199                      $169                      $368
          1997                      180                       324                       504
          1998                       97                       472                       569
          1999                      350                       361                       711
          2000                      635                       257                       892

        The following table shows the Investment Products account balances.

       YEAR ENDED                 FIXED                   VARIABLE                     TOTAL
       DECEMBER 31              ANNUITIES                 ANNUITIES                  ANNUITIES
-------------------------- --------------------- ---------------------------- ------------------------
                                                    (dollars in millions)

          1996                      $1,192                   $625                       $1,817
          1997                       1,229                  1,057                        2,286
          1998                       1,105                  1,555                        2,660
          1999                       1,269                  2,085                        3,354
          2000                       1,735                  2,044                        3,779

Corporate and Other

        The Company has an additional business segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the Divisions described above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several lines of business which the Company is not actively marketing (mostly health insurance), various investment-related transactions, and the operations of several small subsidiaries. The earnings of this segment may fluctuate from year to year.

        In March 2000, the Company sold its participation in a joint venture which owned a small life insurance company in Hong Kong.

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

        A significant portion of the Company’s bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages, and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates. Due to the potential cash flow volatility of mortgage-backed securities, the Company has focused on sequential, planned amortization class (PAC), targeted amortization class (TAC) securities, and Non-Accelerated Securities (NAS). These types have less cash flow volatility than other types of mortgage-backed securities. The Company has not invested in the higher risk tranches of mortgage-backed securities (except mortgage-backed securities issued in securitization transactions sponsored by the Company). In addition, the Company has entered into hedging transactions to reduce the volatility in market value of its mortgage-backed securities.

        The table below shows a breakdown of the Company’s mortgage-backed securities portfolio by type at December 31, 2000. PACs pay down according to a schedule. TACs pay down in amounts approximating a targeted schedule. NAS receive no principal payments in the first five years, after which NAS receive an increasing percentage of pro rata principal payments until the tenth year, after which NAS receive principal as principal of the underlying mortgages is received. All of these types of structured mortgage-backed securities give the Company some measure of protection against both prepayment and extension risk.

        Accretion directed securities have a stated maturity but may repay more quickly. Sequentials receive scheduled payments with any “excess” cash flow going to repay the earliest maturing tranches first. Pass through securities receive principal as principal of the underlying mortgages is received. Support tranches are designed to receive cash after the more stable tranches (i.e., PACs and TACs) are satisfied. The CMBS are commercial mortgage-backed securities issued in securitization transactions sponsored by the Company, in which the Company securitized portions of its mortgage loan portfolio.

                                                PERCENTAGE OF
                                               MORTGAGE-BACKED
     TYPE                                        SECURITIES
--------------------------------- -----------------------------------------

     PAC                                             11.6%
     TAC                                              7.3
     NAS                                             13.6
     Accretion Directed                               6.4
     Sequential                                      41.4
     Pass Through                                     7.0
     Support                                          1.3
     CMBS                                            11.4
                                                    -----
                                                    100.0%
                                                    =====

        The Company obtains ratings of its fixed maturities from Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Corporation (S&P). If a bond is not rated by Moody’s or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 2000, approximately 99.6% of bonds were rated by Moody’s, S&P, or the NAIC.

        The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31, 2000, is as follows:

RATING                                            2000
---------------------------------------------- ------------
AAA                                                37.1%
AA                                                  7.0
A                                                  25.1
BBB                                                27.3
BB or less                                          3.4
Redeemable preferred stocks                         0.1
                                                  -----
                                                  100.0%
                                                  =====

        At December 31, 2000, approximately $7,161.5 million of the Company’s $7,414.0 million bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $252.5 million of its bond portfolio was rated less than investment grade, of which $70.1 million were securities issued in Company-sponsored commercial mortgage loan securitizations.

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

        The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 2000 was $4.0 million. The average size mortgage loan in the Company’s portfolio is approximately $2.3 million. The largest single loan amount is $19.0 million.

        The following table shows a breakdown of the Company’s mortgage loan portfolio by property type at December 31, 2000:

                                                  PERCENTAGE OF
                                                  MORTGAGE LOANS
     PROPERTY TYPE                                ON REAL ESTATE
--------------------------------- --------------------------------------

     Retail                                          76.1%
     Apartments                                      11.4
     Office Buildings                                 6.4
     Warehouses                                       5.3
     Other                                            0.8
                                                    -----
     Total                                          100.0%
                                                    =====

        Retail loans are generally on strip shopping centers located in smaller towns and anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company’s borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are the largest anchor tenants (measured by the Company’s exposure) at December 31, 2000:

                                                 PERCENTAGE OF
                                                 MORTGAGE LOANS
     ANCHOR TENANTS                              ON REAL ESTATE
----------------------------------- -----------------------------------------

     Food Lion, Inc.                                    4%
     Winn Dixie Stores, Inc.                            4
     Wal-Mart Stores, Inc.                              3
     Rite-Aid Corporation                               2
     Walgreen Corporation                               2

        The Company’s mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service.

        For several years the Company has offered a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $572.2 million of the Company’s mortgage loans have this participation feature.

        Many of the Company’s mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

        At December 31, 2000, $20.6 million or 0.9% of the mortgage loan portfolio was nonperforming. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

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

        The Company has an allowance for uncollectible amounts on investments. This allowance was  $21.8 million at December 31, 2000.

        The following table shows the investment results of the Company for the years 1996 through 2000:

                          CASH, ACCRUED
                        INVESTMENT INCOME,                            PERCENTAGE EARNED ON       REALIZED
    YEAR ENDED          AND INVESTMENT AT                              AVERAGE OF CASH AND       INVESTMENT
    DECEMBER 31            DECEMBER 31        NET INVESTMENT INCOME        INVESTMENTS         GAINS (LOSSES)
-----------------------------------------------------------------------------------------------------------------
                                              (dollars in thousands)

       1996               $ 6,743,770                 $517,483                  8.1%              $ 5,510
       1997                 8,192,538                  591,376                  8.0                   830
       1998                 8,718,455                  636,396                  7.7                 3,121
       1999                 8,877,038                  676,401                  7.6                (1,057)
       2000                10,419,217                  737,284                  7.6                (7,043)

        For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Notes 1 and 2 to the Consolidated Financial Statements, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Share Owners.

Insurance in Force

        The Company’s total consolidated life insurance in force at December 31, 2000 was $170.4 billion. The following table shows sales by face amount and insurance in force for the Company’s divisions.

                                                                                 Year Ended December 31
                                          --------------- --------------- --------------- -------------- ---------------
                                               2000            1999            1998           1997            1996
                                          --------------- --------------- --------------- -------------- ---------------
                                                                     (dollars in thousands)
New Business Written
     Individual Life...................   $ 22,429,530      $ 16,305,923    $ 16,188,344    $10,588,594    $ 9,245,002
     West Coast........................     23,488,843        10,612,852       5,050,309      1,984,928
     Dental Benefits...................        143,192           123,648         113,056        124,230        115,748
     Financial Institutions............      7,052,106         6,665,219       5,257,957      4,183,216      3,956,581
                                            ----------        ----------      ----------     ----------     ----------
        Total..........................   $ 53,113,671      $ 33,707,642    $ 26,609,666    $16,880,968    $13,317,331
                                            ==========        ==========      ==========     ==========     ==========
Business Acquired
     West Coast........................                                                     $10,237,731
     Acquisitions......................                                    $   7,787,284                   $ 1,286,673
     Financial Institutions............    $ 2,457,296      $    620,000                      3,364,617      1,607,463
                                             ---------           -------       ---------     ----------      ---------
         Total.........................    $ 2,457,296      $    620,000   $   7,787,284    $13,602,348    $ 2,894,136
                                             =========           =======       =========     ==========      =========
Insurance in Force at End of Year(1)
     Individual Life...................   $ 83,523,420      $ 67,026,950    $ 50,587,419    $39,715,608    $35,765,841
     West Coast........................     45,978,885        24,600,268      15,498,799     12,004,967
     Acquisitions......................     20,133,370        22,054,734      27,606,592     20,955,836     20,037,857
     Dental Benefits...................      7,348,195         6,065,604       6,665,815      6,393,076      6,054,947
     Financial Institutions............     13,438,226        10,069,030       9,632,466     10,183,997      7,468,761
                                           -----------       -----------     -----------     ----------     ----------
         Total.........................   $170,422,096      $129,816,586    $109,991,091    $89,253,484    $69,327,406
                                           ===========       ===========     ===========     ==========     ==========

(1)     Reinsurance   assumed   has   been   included;   reinsurance   ceded   (2000-$128,374,583;1999-$92,566,755;   1998-$64,846,246;
        1997-$34,139,554; 1996-$18,840,221) has not been deducted.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions and assumptions was:

                                              RATIO OF
YEAR ENDED                                   VOLUNTARY
DECEMBER 31                                 TERMINATION
--------------------------------------- ---------------------

     1996.........................              6.4%
     1997.........................              6.9
     1998.........................              6.4
     1999.........................              6.0
     2000.........................              5.8

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

                               GUARANTEED               MODIFIED
       YEAR ENDED              INVESTMENT              GUARANTEED                FIXED                VARIABLE
      DECEMBER 31               CONTRACTS              ANNUITIES               ANNUITIES              ANNUITIES
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                                                            (dollars in thousands)

          1996                   $2,474,728           $  862,747                $390,461             $   624,714
          1997                    2,684,676              926,071                 453,418               1,057,186
          1998                    2,691,697              818,566                 432,237               1,554,969
          1999                    2,680,009              941,692                 391,085               2,085,072
          2000                    3,177,863            1,384,027                 331,937               2,043,878

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

Indemnity Reinsurance

        The Company’s insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life; for group insurance, the maximum amount retained on any one life is $100,000. In many cases the retention is less. At December 31, 2000, the Company had insurance in force of $170.4 billion of which approximately $128.4 billion was ceded to reinsurers.

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

        The policy liabilities and accruals carried in the Company’s financial reports (presented on the basis of accounting principles generally accepted in the United States of America – “GAAP”) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed under GAAP to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are carried in the Company’s financial reports at the account value of the policy or contract.

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

        Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in a memorandum account designated as “Policyholders’ Surplus” to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders’ Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 2000, the aggregate accumulation in the Policyholders’ Surplus account was $70.5 million. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

Competition

        Life and health insurance is a mature industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. Life and health insurance is a highly competitive industry. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company, as well as competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

        The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Also, some mutual insurance companies are converting to stock ownership which will give them greater access to capital markets. Additionally, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied.

        The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies. However, irrational competition from other insurers could adversely affect the Company’s competitive position.

Regulation

        The Company’s insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the insurance business, which may include premium rates, marketing practices, advertising, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than share owners.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC) as modified by the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs and more conservative computations of policy liabilities. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 2000 statutory financial reports, the Company’s insurance subsidiaries are adequately capitalized under the formula.

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

        Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s financial strength. The Company’s insurance subsidiaries were assessed immaterial amounts in 2000, which will be partially offset by credits against future state premium taxes.

        In addition, many states, including the states in which the Company’s insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where Protective Life Insurance Company (Protective Life) is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is generally deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.

        The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by Protective Life in 2001 is estimated to be $83.6 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company’s insurance subsidiaries are domiciled, which restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

        The Company’s insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (ERISA). Severe penalties are imposed for breach of duties under ERISA.

        Certain policies, contracts and annuities offered by the Company’s insurance subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions.

        Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2000 Annual Report to Share Owners.

Recent Developments

        The NAIC has adopted the Codification of Statutory Accounting Principles (Codification). Codification changes current statutory accounting rules in several areas and is effective January 1, 2001. Although the Company has not estimated the potential effect, it does not believe Codification will have a material effect on the financial position, results of operation, or liquidity of the Company.

        The NAIC has adopted a model regulation, commonly referred to as “Triple X” (i.e., Roman numeral XXX), for universal life and level premium term and term-like insurance products. Triple X potentially increases the amount of required regulatory policy liabilities and thus the capital employed in the sale of these products. Thirty-five jurisdictions have adopted Triple X. Insurers have reacted to Triple X by changing product features and/or premium rates. The Company assessed the probable impact of Triple X on its products and has introduced new products in response to Triple X. The Company cannot predict what effect Triple X may have on its life insurance sales or how its response to Triple X will affect its competitive position. In the first six months of 2000, the Company issued a significant number of policies which had been applied for prior to January 1, 2000.

        On January 19, 2001, the Company completed the acquisition, through a coinsurance transaction, of a block of approximately 70,000 individual life insurance policies from Standard Insurance Company. The transaction represents approximately $80 million of annual premiums and $725 million of policy liabilities.

        On February 16, 2001, the Company issued approximately 3.9 million shares of common stock in settlement of stock purchase contracts under its 6.5% FELINE PRIDES. In the transaction, substantially all of the 6.5% Trust Originated Preferred Securities, comprising part of the FELINE PRIDES, and the underlying subordinated debt, were redeemed.

        On February 28, 2001, the Company issued $100 million of Floating Rate Senior Notes.

Employees

        At December 31, 2000 the Company had approximately 2,834 authorized positions, including approximately 1,634 in Birmingham, Alabama. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2000 was approximately $7.2 million. In addition, substantially all of the employees are covered by a pension plan. The Company also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note 11 to Consolidated Financial Statements.

Item 2. Properties

        The Company’s Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,200 vehicles. During 2000, the Company began construction of a third contiguous building which will have approximately 315,000 square feet and parking for approximately 1,560 vehicles.

        The Company leases administrative and marketing office space in approximately 53 cities including approximately 143,034 square feet in Birmingham, with most leases being for periods of three to five years. The aggregate annualized rent is approximately $8.7 million.

Item 3. Legal Proceedings

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company’s properties is the subject. For additional information regarding legal proceedings see "Known Trends and Uncertainties" in the Company's 2000 Annual Report to Share Owners.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 2000 to a vote of security holders of the Company.

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

                                                      Range            Dividends
                                                -----------------      ---------
                                                High         Low
1999                                            ----        -----
  First Quarter............................    $39.81      $32.75        $.11
  Second Quarter...........................     40.00       34.00         .12
  Third Quarter............................     39.44       28.50         .12
  Fourth Quarter...........................     36.50       28.63         .12
2000
  First Quarter............................    $31.75      $20.81        $.12
  Second Quarter...........................     30.75       21.25         .13
  Third Quarter............................     32.06       25.75         .13
  Fourth Quarter...........................     32.25       22.00         .13

        On March 9, 2001, there were approximately 2,700 owners of record of Company Common Stock.

        The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources” in the Company’s 2000 Annual Report to Share Owners. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 – “Business – Regulation”.

Item 6. Selected Financial Data

                                                                     YEAR ENDED DECEMBER 31
                                           ----------------------------------------------------------------------------
                                               2000            1999           1998           1997            1996
                                           -------------- --------------- -------------- -------------- ---------------
                                                        (dollars in thousands, except per share amounts)
INCOME STATEMENT DATA

Premium and policy fees                    $ 1,656,108    $  1,299,317   $  1,122,010   $     856,549   $    802,327
Reinsurance ceded                             (822,450)       (538,033)      (459,215)       (334,214)      (308,174)
                                             ---------        ---------      ---------      ---------      ---------
    Net of reinsurance ceded                   833,658         761,284        662,795         522,335        494,153
Net investment income..................        737,284         676,401        636,396         591,376        517,483
Realized investment gains (losses).....         (7,043)         (1,057)         3,121             830          5,510
Other income...........................        170,068          97,254         64,103          32,784         20,857
                                             ---------       ---------      ---------       ---------      ---------
    Total revenues.....................      1,733,967       1,533,882      1,366,415       1,147,325      1,038,003
Benefits and expenses..................      1,480,172       1,278,107      1,145,691         967,952        898,262
                                             ---------       ---------      ---------       ---------      ---------
Income tax expense.....................         90,858          92,079         77,845          60,987         47,512
Minority interest......................          9,461          10,606         12,098           6,393          3,217
Extraordinary loss(1)                                            1,763
                                             ---------       ---------      ---------       ---------      ---------
Net income.............................    $   153,476    $    151,327    $   130,781    $    111,993   $     89,012
                                             =========       =========      =========       =========      =========
PER SHARE DATA(2)
Income before extraordinary
    loss – basic.......................    $        2.33  $        2.34   $       2.06   $       1.79   $       1.47
Net income per share – basic...........    $        2.33  $        2.31   $       2.06   $       1.79   $       1.47
Average shares outstanding – basic.....       65,832,349     65,604,311     63,521,587     62,429,250     60,570,782
Operating income per share – diluted(3)
Income before extraordinary                $        2.39  $        2.34   $       2.02   $       1.78   $       1.44
    loss – diluted.....................
Net income per share – diluted.........    $        2.32  $        2.32   $       2.04   $       1.78   $       1.46
Average shares                             $        2.32  $        2.29   $       2.04   $       1.78   $       1.46
    outstanding – diluted..............
Cash dividends.........................       66,281,128     66,161,367     64,087,744     62,849,618     60,969,664
Share-owners’ equity...................    $         .51  $         .47   $        .43   $        .39   $        .35
Share-owners’ equity excluding net         $       17.26  $       13.41   $      14.65   $      12.30   $       9.99
    unrealized gains and losses
    on investments.....................
                                           $       18.05  $       15.68   $      13.80   $      11.30   $       9.88

                                                                           DECEMBER 31
                                           ----------------------------------------------------------------------------
                                               2000            1999           1998           1997            1996
                                           -------------- --------------- -------------- -------------- ---------------
                                                                     (dollars in thousands)
BALANCE SHEET DATA
Total assets...........................    $ 15,145,633   $  12,994,164   $  11,989,495  $  10,511,635  $  8,263,205
Long-term debt.........................    $    306,125   $     181,023   $     152,286  $     120,000  $    168,200
Total debt.............................    $    306,125   $     236,023   $     172,035  $     120,000  $    181,000
9% Cumulative Monthly Income
    Preferred Securities, Series A                                        $      55,000  $      55,000  $     55,000
8.25% Trust Originated Preferred
    Securities                             $     75,000   $      75,000   $      75,000  $      75,000
6.5% FELINE PRIDES                         $    115,000   $     115,000   $     115,000  $     115,000
Share-owners’ equity                       $  1,114,058   $     865,223   $     944,194  $     758,197  $    615,316
Share-owners’ equity excluding net
    unrealized gains and losses
    on investments                         $  1,165,431   $   1,011,304   $     889,137  $     696,470  $    608,628

(1)   Due to early extinguishments of debt, net of income tax.
(2)   Prior periods have been restated to reflect a two-for-one stock split on April 1, 1998.
(3)   Net income excluding realized gains and losses and related amortization and extraordinary loss.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Information regarding the Company’s financial condition and results of operations is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2000 Annual Report to Share Owners and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements” in the Company’s 2000 Annual Report to Share Owners and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data for the Company and its subsidiaries, which are included under the caption “Consolidated Financial Statements” in the Company’s 2000 Annual Report to Share Owners, are incorporated herein by reference.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Share Owners of
Protective Life Corporation

Our audits of the consolidated financial statements referred to in our report dated March 1, 2001 appearing in the Annual Report to Share Owners of Protective Life Corporation and subsidiaries (which report and consolidated financial statements are incorporated by reference on this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14 (a) (2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
March 1, 2001

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

STATEMENTS OF INCOME

PROTECTIVE LIFE CORPORATION (Parent Company)

Years Ended December 31, 2000, 1999, and 1998

(in thousands)

                                                                        2000               1999               1998
                                                                        ----               ----               ----
REVENUES
       Dividends from subsidiaries*                                $   27,362        $   18,980          $   77,639
       Service fees from subsidiaries*                                 78,999            82,559              56,683
       Net investment income                                            7,173            10,506               9,295
       Realized investment gains (losses)                               6,856            (5,817)                985
       Other income (loss) (2000 sale of affiliate)                    24,856             1,327                (406)
                                                                      -------           -------             -------
                                                                      145,246           107,555             144,196
                                                                      -------           -------             -------
EXPENSES
       Operating and administrative                                    50,600            44,074              36,737
       Interest - subsidiaries*                                        14,085            17,217              20,351
       Interest - others                                               18,082            12,215               3,541
                                                                       ------            ------              ------
                                                                       82,767            73,506              60,629
                                                                       ------            ------              ------
INCOME BEFORE FEDERAL INCOME
       TAX AND OTHER ITEMS BELOW                                       62,479            34,049              83,567

INCOME TAX EXPENSE                                                     16,468            11,136               9,843
                                                                       ------            ------              ------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
       INCOME OF SUBSIDIARIES                                          46,011            22,913              73,724

EQUITY IN UNDISTRIBUTED INCOME OF
       SUBSIDIARIES*                                                  107,465           130,177              57,057
                                                                      -------           -------             -------
INCOME BEFORE EXTRAORDINARY LOSS                                      153,476           153,090             130,781

EXTRAORDINARY LOSS ON EARLY
       EXTINGUISHMENT OF DEBT                                                             1,763
                                                                      -------           -------             -------
NET INCOME                                                           $153,476          $151,327            $130,781
                                                                      =======           =======             =======

-----------------------------
*Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

BALANCE SHEETS

PROTECTIVE LIFE CORPORATION (Parent Company)

(in thousands)

                                                                                            DECEMBER 31
                                                                                -----------------------------------
                                                                                   2000                    1999
ASSETS                                                                             ----                    ----
     Investments:
         Fixed maturities                                                      $     24,511           $     20,791
         Other long-term investments                                                 18,027                 17,616
         Short-term investments                                                       4,000                  2,000
         Investments in subsidiaries (equity method)*                             1,594,462              1,323,233
                                                                                  ---------              ---------
                                                                                  1,641,000              1,363,640

     Cash                                                                             2,958                  1,623
     Accrued investment income                                                          247                  2,160
     Receivables from subsidiaries*                                                  14,348                 27,324
     Property and equipment, net                                                        513                    741
     Other                                                                           19,880                  8,571
                                                                                  ---------              ---------
                                                                                 $1,678,946             $1,404,059
                                                                                  =========              =========
LIABILITIES
     Accrued expenses and other liabilities                                    $     42,750           $     69,690
     Accrued income taxes                                                           (32,264)                10,816
     Deferred income taxes                                                           54,716                 28,769
     Debt:
         Notes payable to banks                                                                            114,000
         Senior and Medium-Term Notes                                               303,810                119,685
         Subsidiaries*                                                              195,876                195,876
                                                                                    -------                -------
                                                                                    564,888                538,836
SHARE-OWNERS' EQUITY                                                                -------                -------
     Preferred Stock
     Junior Participating Cumulative
         Preferred Stock
     Common Stock                                                                    34,667                 34,667
     Additional paid-in capital                                                     289,819                256,057
     Treasury stock                                                                 (12,812)               (12,960)
     Stock Held in Trust                                                             (1,318)                  (621)
     Unallocated stock in Employee Stock Ownership Plan                              (3,686)                (4,043)
     Retained earnings (including undistributed
         income of subsidiaries: 2000 - $922,405; 1999 - $814,940)                  858,761                738,204
     Accumulated other comprehensive income
         Net unrealized gains (losses) on
         investments (all from subsidiaries, net
         of income tax: 2000 - $(27,662); 1999 - $(78,659))                         (51,373)              (146,081)
                                                                                  ---------                -------

                                                                                  1,114,058                865,223
                                                                                  ---------              ---------
                                                                                 $1,678,946             $1,404,059
                                                                                  =========              =========

----------------------------
*Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT

STATEMENTS OF CASH FLOWS

PROTECTIVE LIFE CORPORATION (Parent Company)

Years Ended December 31, 2000, 1999, and 1998

(in thousands)

                                                              2000                1999                1998
                                                                   ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $ 153,476            $ 151,327           $ 130,781
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
             Realized investment (gains) losses                    (6,856)               5,817                (985)
             Equity in undistributed net income
                 of subsidiaries*                                (107,465)            (130,177)            (57,057)
             Deferred income taxes                                 25,947                7,935              15,446
             Accrued income taxes                                 (43,080)              19,666              (8,850)
             Accrued expenses                                       6,822                4,380              14,507
             Accrued investment income                              1,913               (2,160)
             Receivables from subsidiaries                          8,976               (8,746)             (7,342)
             Other (net)                                          (11,255)               5,884                 361
                                                                  -------              -------              ------
     Net cash provided by operating activities                     28,478               53,926              86,861
                                                                  -------              -------              ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of and/or additional investments
        in subsidiaries*                                         (102,987)             (28,638)           (115,960)
     Return of capital from subsidiaries                           34,288               14,621
     Principal payments received on loan
        to subsidiary*                                              4,000                4,000               2,000
     Change in fixed maturities and long-term
        investments                                                 3,047               (5,516)             (1,257)
     Change in short-term investments                              (2,000)              (2,000)              7,000
                                                                  -------               ------             -------
     Net cash used in investing activities                        (63,652)             (17,533)           (108,217)
                                                                  -------               ------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of
        credit arrangements and long-term debt                    237,104              106,800              52,000
     Principal payments on line of credit
        arrangements and debt                                    (166,979)             (41,538)             (3,577)
     Repayment of subsidiary debt                                                      (69,621)
     Purchase of Common Stock                                        (697)                (621)
     Dividends to Share Owners                                    (32,919)             (30,305)            (26,857)
                                                                  -------              -------              ------
     Net cash provided by (used in) financing
        activities                                                 36,509              (35,285)             21,566
                                                                  -------              -------              ------

INCREASE (DECREASE) IN CASH                                         1,335                1,108                 210
CASH AT BEGINNING OF YEAR                                           1,623                  515                 305
                                                                    -----                -----                 ---
CASH AT END OF YEAR                                           $     2,958          $     1,623        $        515
                                                                    =====                =====                 ===

-----------------------------
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

NOTE 1 - DEBT

At December 31, 2000, the Company had no borrowings under its $125.0 million line of credit arrangements. $118.6 million of subordinated debentures due 2003, $75.0 million of Senior Notes due 2004, $49.9 million of Senior Notes due 2010, $44.2 million of Medium-Term Notes due 2011, $39.9 million of Senior Notes due 2015, $60.0 million of Senior Notes due 2016, $77.3 million of subordinated debentures due 2027, and $34.8 million of Senior Notes due 2030 were outstanding at December 31, 2000. The subordinated debentures were issued to affiliates in connection with the issuance by such affiliates of Trust Originated Preferred Securities (TOPrS) and FELINE PRIDES.

On February 16, 2001, the Company issued approximately 3.9 million shares of common stock in settlement of stock purchase contracts under the FELINE PRIDES. In the transaction, substantially all of the TOPrS comprising part of the FELINE PRIDES, and the underlying subordinated debt, were redeemed. On February 28, 2001, the Company issued $100.0 million of Floating Rate Senior Notes due 2003.

NOTE 2 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                         2000              1999              1998
                                                                        -------------------------------------------
CASH PAID (RECEIVED) DURING THE YEAR FOR:

       Interest Paid to Non-Affiliates                                  $14,696           $ 12,215         $  9,285

       Interest Paid to Subsidiary*                                      14,085             17,218           20,351
                                                                         ------             ------           ------
                                                                        $28,781           $ 29,433          $29,636
                                                                         ======             ======           ======
       Income Taxes (reduced by amounts received
          from affiliates under a tax sharing agreement)                $32,039           $(18,584)       $    (464)
                                                                         ======             ======              ===
NONCASH INVESTING AND FINANCING ACTIVITIES

       Reissuance of Treasury Stock to ESOP                           $     255          $     440        $     205
                                                                            ===                ===              ===

       Change in unallocated Stock in ESOP                            $     357          $     234        $     315
                                                                            ===                ===              ===

       Stock-based Compensation                                         $33,655           $  1,092         $  3,097
                                                                         ======              =====            =====

       Issuance of Common Stock                                                                             $85,126
                                                                                                             ======

----------------------
*Eliminated in consolidation.

NOTE 3 - SUBSIDIARY SURPLUS DEBENTURES

Protective Life Insurance Company (Protective Life) has issued surplus debentures to the Company in order to finance acquisitions and growth. At December 31, 2000, the balance of the surplus debentures was $10.0 million. The surplus debentures are included in receivables from subsidiaries. Protective Life must obtain the approval of the Tennessee Commissioner of Insurance before it may pay interest or repay principal on the surplus debentures.

NOTE 4 - SALE OF AFFILIATE

On March 23, 2000, the Company completed the sale of its Hong Kong affiliate. Included as a component of other income is $24.8 million relating to the transaction.

                                                                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                                                        PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                                                                       (in thousands)

            COL. A                   COL. B           COL. C          COL. D          COL. E           COL. F          COL. G          COL. H           COL. I          COL. J
            ------                   ------           ------          ------          ------           ------          ------          ------           ------          ------
                                                                                   GIC, ANNUITY                                                      AMORTIZATION
                                    DEFERRED                                       DEPOSITS AND                                                       OF DEFERRED
                                     POLICY       FUTURE POLICY                        OTHER        NET PREMIUMS        NET         BENEFITS AND        POLICY           OTHER
                                   ACQUISITION     BENEFITS AND      UNEARNED     POLICYHOLDERS’     AND POLICY      INVESTMENT      SETTLEMENT      ACQUISITIONS      OPERATING
            SEGMENT                   COSTS           CLAIMS         PREMIUMS          FUNDS            FEES         INCOME(1)        EXPENSES           COSTS        EXPENSES(1)
-------------------------------- ---------------- --------------- --------------- ---------------- --------------- --------------- ---------------- ---------------- --------------
Year Ended
  December 31, 2000:
      Individual Life              $  354,320       $1,222,673     $       315      $     14,878      $  73,826       $  60,823       $  70,365        $  33,767      $  59,882
      West Coast                      276,518        1,499,174               0            86,227         25,987          91,688          79,065           15,003        (12,760)
      Acquisitions                    223,430        1,364,830             484           238,466        102,997         116,940         125,151           17,081         24,939
      Dental Benefits                  11,788           96,049           2,721            63,530        325,797          11,193         216,557            6,386         99,261
      Financial Institutions          112,135          292,634         931,735             3,963        220,421          47,029         135,494           50,132         90,958
      Stable Value Products             2,144          162,236               0         3,177,863              0         243,132         207,143              900          3,881
      Investment Products             127,334          306,021               0         1,633,203         30,127         132,314         109,607           24,156         25,403
      Corporate and Other              81,711           88,340           2,261             2,160         54,503          34,165          46,183            2,149         49,469
                                    ---------        ---------         -------         ---------        -------         -------         -------          -------        -------
      TOTAL                        $1,189,380       $5,031,957        $937,516        $5,220,290       $833,658        $737,284        $989,565         $149,574       $341,033
                                    =========        =========         =======         =========        =======         =======         =======          =======        =======
Year Ended
  December 31, 1999:
      Individual Life             $   372,359       $1,210,187     $       338      $     17,159      $  92,506      $   60,070       $  74,455        $  23,434      $  68,923
      West Coast                      200,605        1,279,554               0            74,831         23,207          78,128          73,176            6,047         (2,649)
      Acquisitions                    235,903        1,374,445             558           260,267        114,866         129,806         129,581           19,444         31,967
      Dental Benefits                  25,819          130,463           3,076            79,032        327,464          14,172         213,005            8,218         91,468
      Financial Institutions           51,339          149,746         504,965             9,045        107,969          24,506          55,899           24,718         57,382
      Stable Value Products             1,156          167,415               0         2,680,009              0         210,208         175,290              744          4,709
      Investment Products             124,335          254,492               0         1,320,453         24,248         106,645          88,642           19,820         21,014
      Corporate and Other                   8            2,852              34                88         71,024          52,866          54,534            2,487         35,799
                                    ---------        ---------         -------         ---------        -------         -------         -------          -------        -------
      TOTAL                        $1,011,524       $4,569,154        $508,971        $4,440,884       $761,284       $ 676,401        $864,582         $104,912       $308,613
                                    =========        =========         =======         =========        =======         =======         =======          =======        =======
Year Ended
  December 31, 1998:
      Individual Life             $   301,941       $1,054,253     $       355      $     10,802       $126,166       $  55,903        $106,306        $  30,543      $  48,231
      West Coast                      144,455        1,006,280               0            77,254         22,380          63,492          54,617            4,924          5,354
      Acquisitions                    255,347        1,383,759             553           233,846         96,735         112,154         112,051           18,894         28,194
      Dental Benefits                  23,836          114,693           5,728            81,572        227,692          11,916         156,857            6,859         60,038
      Financial Institutions           39,212          215,451         385,006           105,434        112,272          25,313          52,629           28,526         55,197
      Stable Value Products             1,448          172,674               0         2,691,697              0         213,136         178,745              735          2,876
      Investment Products              75,177          194,726               0         1,233,528         18,809         105,890          85,045           17,213         19,637
      Corporate and Other                   9              944              39                88         58,741          48,592          39,515            3,494         29,211
                                      -------        ---------         -------         ---------        -------        --------         -------          -------        -------
TOTAL                             $   841,425       $4,142,780        $391,681        $4,434,221       $662,795       $ 636,396        $785,765         $111,188       $248,738
                                      =======        =========         =======         =========        =======         =======         =======          =======        =======
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

                                                  SCHEDULE IV - REINSURANCE
                                        PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                                   (dollars in thousands)

            COL. A                    COL. B            COL. C           COL. D            COL. E           COL. F
            ------                    ------            ------           ------            ------           ------
                                                                                                         PERCENTAGE OF
                                                    CEDED TO OTHER    ASSUMED FROM                      AMOUNT ASSUMED
                                   GROSS AMOUNT       COMPANIES      OTHER COMPANIES     NET AMOUNT         TO NET
                                 ----------------- ----------------- ---------------- ----------------- ----------------
Year Ended
    December 31, 2000:
       Life insurance
       in force                   $153,371,754     $128,374,583      $ 17,050,342     $ 42,047,513           40.6%
                                   ===========      ===========        ==========       ==========           ====
       Premiums and
       policy fees:
       Life insurance             $    691,153    $     496,715      $    112,669      $   307,107           36.7%
       Accident/health
          insurance                    655,370          261,940            24,393          417,823            5.8%
       Property and liability
          insurance                    159,355           63,795            13,168          108,728           12.1%
                                     ---------          -------           -------          -------
       TOTAL                      $  1,505,878    $     822,450      $    150,230   $      833,658
                                     =========          =======           =======          =======
Year Ended
    December 31, 1999:
       Life insurance
       in force                   $112,726,959     $ 92,566,755     $  17,089,627   $   37,249,831           45.9%
                                   ===========       ==========        ==========       ==========           ====
       Premiums and
       policy fees:
       Life insurance             $    540,430     $    364,680    $      131,856  $       307,606           42.9%
       Accident/health
          insurance                    565,545          172,852            27,266          419,959            6.5%
       Property and liability
          insurance                     34,110              501               110           33,719            0.3%
                                     ---------          -------           -------          -------
       TOTAL                      $  1,140,085     $    538,033     $     159,232   $      761,284
                                     =========          =======           =======          =======
Year Ended
    December 31, 1998:
       Life insurance
       in force                  $  91,980,657     $ 64,846,246     $  18,010,434   $   45,144,845           39.9%
                                    ==========       ==========        ==========       ==========           ====
       Premiums and
       policy fees:
       Life insurance            $     537,000     $    294,363     $      87,964   $      330,601           26.6%
       Accident/health
          insurance                    456,378          164,852            14,279          305,805            4.7%
       Property and liability
          insurance                     26,389                0                 0           26,389            0.0%
                                     ---------          -------           -------          -------
       TOTAL                     $   1,019,767     $    459,215     $     102,243   $      662,795
                                     =========          =======           =======          =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Except for the information concerning executive officers of the Company set forth below, the information called for by this Item 10 is incorporated herein by reference to the section entitled “Election of Directors and Information about Nominees” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 7, 2001, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 2000 fiscal year.

        The executive officers of the Company are as follows:

         Name                                 Age                               Position
         ----                                 ---                               --------
Drayton Nabers, Jr.                           60                  Chairman of the Board and
                                                                  Chief Executive Officer and Director

John D. Johns                                 49                  President, Chief Operating Officer
                                                                  and Director

R. Stephen Briggs                             51                  Executive Vice President

Jim E. Massengale                             58                  Executive Vice President,
                                                                  Acquisitions

A. S. Williams III                            64                  Executive Vice President,
                                                                  Investments and Treasurer

Richard J. Bielen                             40                  Senior Vice President, Investments

Chris Calos                                   39                  Senior Vice President, Dental Benefits

Thomas Davis Keyes                            48                  Senior Vice President, Information Services

Carolyn King                                  50                  Senior Vice President,
                                                                  Investment Products

Deborah J. Long                               47                  Senior Vice President, Secretary and
                                                                  General Counsel

Steven A. Schultz                             47                  Senior Vice President,
                                                                  Financial Institutions

Wayne E. Stuenkel                             47                  Senior Vice President
                                                                  and Chief Actuary

Judy Wilson                                   43                  Senior Vice President,
                                                                  Stable Value Products

Jerry W. DeFoor                               48                  Vice President and Controller,
                                                                  and Chief Accounting Officer

J. William Hamer, Jr.                         56                  Vice President, Human Resources

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

        Mr. Calos has been Senior Vice President, Dental Benefits of the Company since January 2001. From November 1989 to January 2001, he was Vice President, Dental and Consumer Benefits of Protective Life Insurance Company. Mr. Calos has been employed by the Company and its subsidiaries since 1987.

        Mr. Keyes has been Senior Vice President, Information Services of the Company since April 1999. He was Vice President, Information Services of the Company from May 1993 to April 1999. Mr. Keyes has been employed by the Company and its subsidiaries since 1982.

        Ms. King has been Senior Vice President, Investment Products of the Company since April 1995.

        Ms. Long has been Senior Vice President, Secretary and General Counsel of the Company since November 1996. She was Senior Vice President and General Counsel of the Company from February 1994 to November 1996. Ms. Long has been employed by the Company and its subsidiaries since 1993.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Directors and executive officers of the Company are required to file reports with the Securities and Exchange Commission showing changes in their beneficial ownership of the Company’s Common Stock. The Company has reviewed copies of these reports and written representations from the individuals who are required to file reports. Based on this review, we believe that each of the Company’s directors and executive officers has complied with the reporting requirements in 2000, with one exception. One report for Mr. Keyes for the acquisition of 237 shares of Common Stock issued to him pursuant to the Protective Life Corporation 1992 Performance Share Plan was inadvertently filed late.

Item 11. Executive Compensation

        The information called for by this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 7, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information called for by this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 7, 2001.

Item 13. Certain Relationships and Related Transactions

        None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)     The following documents are filed as part of this report:

           1.     Financial Statements:

                  The following financial  statements set forth in the Company's 2000 Annual Report to Share Owners as indicated in the following table are incorporated by reference (see Exhibit 13).
                                                                                                             Page
                  Consolidated Statements of Income for the years
                    ended December 31, 2000, 1999, and 1998...............................................
                  Consolidated Balance Sheets as of December 31,
                    2000 and 1999 ........................................................................
                  Consolidated Statements of Share-Owners' Equity
                    for the years ended December 31, 2000, 1999, and 1998.................................
                  Consolidated Statements of Cash Flows
                    for the years ended December 31, 2000, 1999, and 1998.................................
                  Notes to Consolidated Financial Statements..............................................
                  Report of Independent Accountants.......................................................

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

                  ITEM NUMBER                       DOCUMENT
                  -----------                       --------
                  *3(a)                 1998 Restated  Certificate of Incorporation of the Company filed with the Secretary of State of
                                        Delaware on November 12, 1998,  filed as Exhibit 3(a) to the  Company’s  Annual  Report on Form
                                        10-K/A for the year ended December 31, 1998.

--------------------------
*incorporated by reference

                  *3(b)                 1998 Restated By-laws of the Company  effective  November 2, 1998, filed as Exhibit 3(b) to the
                                        Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

                  4(a)                  Reference is made to Exhibit 3(a) above.

                  4(b)                  Reference is made to Exhibit 3(b) above.

                  *4(c)                 Rights Agreement,  dated as of August 7, 1995,  between the Company and The Bank of New York as successor to AmSouth Bank (formerly,  AmSouth Bank N.A.), as Rights Agent filed as Exhibit 2 to the  Company’s  Form 8-K  Current  Report  filed  August 7, 1995 and filed as  Exhibit 1 to the
                                        Company’s Form 8-A Registration Statement filed August 7, 1995.

                  *4(d)                 Rights Certificate filed as Exhibit 1 to the Company’s Form 8-A filed August 7, 1995.

                  *4(e)                 Certificate  of  Trust  of PLC  Capital  Trust  I  filed  as  Exhibit  4(a)  to  the  Company’s
                                        Registration Statement on Form S-3 filed April 11, 1997 (No. 333-25027).

                  *4(f)                 Declaration  of  Trust  of PLC  Capital  Trust  I  filed  as  Exhibit  4(b)  to  the  Company’s
                                        Registration Statement on Form S-3 filed April 11, 1997 (No. 333-25027).

                  *4(g)                 Form of Amended and  Restated  Declaration  of Trust for PLC  Capital  Trust I filed as Exhibit
                                        4(c) to Amendment No. 1, filed April 21, 1997, to the Company’s  Registration Statement on Form
                                        S-3 (No. 33-25027).

                  *4(h)                 Form of  Preferred  Security  Certificate  for PLC Capital  Trust I (included as Exhibit A-1 of
                                        Exhibit 4(f)).

                  *4(i)                 Form of Guarantee with respect to Preferred  Securities of PLC Capital Trust I filed as Exhibit
                                        4(i) to the Company’s Registration Statement on Form S-3 filed April 11, 1997 (No. 333-25027).

                  *4(j)                 Certificate  of  Trust  of PLC  Capital  Trust II  filed  as  Exhibit  4(aa)  to the  Company’s
                                        Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

                  *4(k)                 Declaration  of  Trust  of PLC  Capital  Trust II  filed  as  Exhibit  4(dd)  to the  Company’s
                                        Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

                  *4(l)                 Form of Amended and Restated  Declaration  of Trust of PLC Capital II filed as Exhibit 4(gg) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

                  *4(m)                 Form of Preferred Security Certificate for PLC Capital Trust II (included in Exhibit 4(l)).

--------------------------
*incorporated by reference

                  *4(n)                 Form of Guarantee  Agreement  with respect to Preferred  Securities to be issued by PLC Capital
                                        Trust II filed as Exhibit 4(v) to the Company’s  Registration  Statement on Form S-3 filed July
                                        8, 1997 (No. 333-30905).

                  *10(a)†               The Company’s  Annual  Incentive Plan (effective as of January 1,  1997) filed as Exhibit 10(b)
                                        to the Company’s Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(b)†               The Company’s 1997 Long-Term  Incentive Plan  (formerly,  the “1997  Performance  Share Plan”), filed as Exhibit 10(a) to the Company’s Form 10-Q Quarterly Report filed May 15, 1998.

                   10(c)†               Excess Benefit Plan amended and restated as of January 1, 2000.

                  *10(d)†               Form of Indemnity  Agreement  for Directors  filed as Exhibit 19.1 to the  Company's  Form 10-Q
                                        Quarterly Report filed August 14, 1986.

                  *10(d)(1)†            Form of Indemnity  Agreement for Officers  filed as Exhibit  10(d)(1) to the  Company’s  Annual
                                        Report on Form 10-K for the year ended December 31, 1996.

                  *10(e)†               Form  of the  Company’s  Employment  Continuation  Agreement  filed  as  Exhibit  10(a)  to the
                                        Company’s Form 10-Q Quarterly Report filed September 30, 1997.

                  *10(f)†               The Company’s Deferred  Compensation Plan for Directors Who Are Not Employees of the Company as
                                        amended  through  March 3,  1997,  filed as Exhibit 10(e) to the Company’s  Form 10-Q Quarterly
                                        Report filed May 14, 1997.

                  *10(g)†               The Company’s  Deferred  Compensation Plan for Officers as amended through March 3, 1997, filed as Exhibit 10(d) to the Company’s Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(h)†               The Company’s  1996 Stock  Incentive  Plan as amended  through March 3, 1997,  filed as Exhibit
                                        10(c) to the Company’s Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(h)(1)†            The Company’s  specimen letter confirming grants under the Company’s 1996 Stock Incentive Plan, filed as Exhibit 10(2) to the Company’s Form 10-Q Quarterly Report filed November 13, 1996.

                  13                    Selected  portions of the 2000 Annual Report To Share Owners which are  incorporated  herein by reference.

                  21                    Organization Chart of the Company and Affiliates.

                  23                    Consent of PricewaterhouseCoopers LLP.

                  24                    Powers of Attorney.

                  99                    Safe Harbor for Forward-Looking Statements.

--------------------------
*incorporated by reference
†Management contract or compensatory plan or arrangement

         (b)   Current Reports on Form 8-K:

               (1)                      Form 8-K, dated October 26, 2000
                                        - Item 5
                                        - Item 7

               (2)                      Form 8-K, dated December 21, 2000
                                        - Item 5
                                        - Item 7

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION
BY/s/Drayton Nabers, Jr.
Drayton Nabers, Jr.
Chairman of the Board and
Chief Executive Officer

Dated:   March 27, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              SIGNATURE                      CAPACITY IN WHICH SIGNED                               DATE

/s/Drayton Nabers, Jr.                       Chairman of the Board and                        March 27, 2001
----------------------                       Chief Executive Officer
DRAYTON NABERS, JR.                          (Principal Executive Officer)
                                             and Director

/s/John D. Johns                             President and Chief Operating Officer            March 27, 2001
-----------------------                      and Director
JOHN D. JOHNS (Principal Financial Officer)

/s/Jerry W. DeFoor                           Vice President and Controller,                   March 27, 2001
-----------------------                      and Chief Accounting Officer
JERRY W. DEFOOR                              (Principal Accounting Officer)

                   *                         Director                                         March 27, 2001
-----------------------
WILLIAM J. CABANISS, JR.

                    *                        Director                                         March 27, 2001
----------------------
JOHN J. MCMAHON, JR.

                    *                        Director                                         March 27, 2001
----------------------
A. W. DAHLBERG

                    *                        Director                                         March 27, 2001
----------------------
RONALD L. KUEHN, JR.

                    *                        Director                                         March 27, 2001
----------------------
JAMES S. M. FRENCH

                    *                        Director                                         March 27, 2001
----------------------
ROBERT A. YELLOWLEES

                    *                        Director                                         March 27, 2001
----------------------
DONALD M. JAMES

                    *                        Director                                         March 27, 2001
----------------------
J. GARY COOPER

                    *                        Director                                         March 27, 2001
----------------------
H. CORBIN DAY

---------------------

        *Drayton Nabers, Jr., by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

BY/s/Drayton Nabers, Jr.
DRAYTON NABERS, JR.
Attorney-in-fact