Form 10-Q
period 2001-03-31
PROTECTIVE LIFE CORP
filed 2001-05-15
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of May 4, 2001: 68,549,182 shares.

PROTECTIVE LIFE CORPORATION

INDEX

Part I.  Financial Information:
    Item 1.   Financial Statements:
         Report of Independent Accountants......................................
         Consolidated Condensed Statements of Income for the Three
           Months ended March 31, 2001 and 2000 (unaudited).....................
         Consolidated Condensed Balance Sheets as of March 31, 2001
           (unaudited) and December 31, 2000....................................
         Consolidated Condensed Statements of Cash Flows for the
           Three Months ended March 31, 2001 and 2000 (unaudited)...............
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

Signature.......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of March 31, 2001, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2001 and 2000, and consolidated condensed statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2001 we expressed an unqualified opinion on those consolidated condensed financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 7, 2001

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)
(Unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                -----------------------------
                                                                     2001            2000
                                                                     ----            ----

REVENUES
Premiums and policy fees ...................................   $    419,705    $    384,912
Reinsurance ceded ..........................................       (167,881)       (170,603)
                                                                   --------        --------
Premiums and policy fees, net of reinsurance ceded .........        251,824         214,309
Net investment income ......................................        208,165         173,213
Realized investment gains:
   Fixed maturities and equity securities ..................          1,518           2,696
   Derivative financial instruments ........................          7,573
Other income (2000 - includes $24,128 from
   sale of affiliate) ......................................         33,463          59,059
                                                                    --------        -------
                                                                    502,543         449,277
                                                                    -------         -------
BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded:
   2001 - $130,557; 2000 - $96,754) ........................        310,036         256,322
Amortization of deferred policy acquisition costs ..........         29,384          36,312
Amortization of goodwill ...................................          2,225           1,891
Other operating expenses (net of reinsurance ceded:
   2001 - $31,820; 2000 - $48,662) .........................         87,996          83,905
                                                                    -------         -------
                                                                    429,641         378,430
                                                                    -------         -------
INCOME BEFORE INCOME TAX ...................................         72,902          70,847

Income tax expense .........................................         25,661          25,505
                                                                    -------         -------
INCOME BEFORE MINORITY INTEREST ............................         47,241          45,342

Minority interest in net income of consolidated subsidiaries          1,601           2,307
                                                                    -------         -------
NET INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE ............................         45,640          43,035

Cumulative effect of change in accounting principle ........         (7,593)
                                                                    -------         -------

NET INCOME .................................................   $     38,047    $     43,035
                                                               ============    ============

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING  PRINCIPLE PER SHARE - BASIC ...............   $        .67    $        .65
                                                               ============    ============

NET INCOME PER SHARE - BASIC ...............................   $        .56    $        .65
                                                               ============    ============

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE PER SHARE - DILUTED ..............   $        .67    $        .65
                                                               ============    ============

NET INCOME PER SHARE - DILUTED .............................   $        .56    $        .65
                                                               ============    ============

DIVIDENDS PAID PER SHARE ...................................   $        .13    $        .12
                                                               ============    ============

Average shares outstanding - basic .........................     67,824,547      65,717,818
Average shares outstanding - diluted .......................     68,315,388      66,148,004

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

                                                                                     MARCH 31        DECEMBER 31
                                                                                       2001             2000
                                                                                  --------------   ----------------
                                                                                    (UNAUDITED)
ASSETS
  Investments:
    Fixed maturities, at market ...............................................   $   8,049,198    $   7,415,769
    Equity securities, at market ..............................................          54,851           58,700
    Mortgage loans on real estate .............................................       2,487,148        2,268,224
    Investment real estate, net ...............................................          12,489           12,566
    Policy loans ..............................................................         330,005          230,527
    Other long-term investments ...............................................         189,518           66,462
    Short-term investments ....................................................         309,954          189,161
                                                                                   ------------     ------------
        Total investments .....................................................      11,433,163       10,241,409
    Cash ......................................................................          74,664           55,494
    Accrued investment income .................................................         133,986          122,314
    Accounts and premiums receivable, net .....................................          84,413           85,223
    Reinsurance receivables ...................................................       1,161,765        1,100,131
    Deferred policy acquisition costs .........................................       1,283,218        1,189,380
    Goodwill, net .............................................................         248,067          250,321
    Property and equipment, net ...............................................          53,207           54,253
    Other assets ..............................................................         126,430          138,419
    Assets related to separate accounts
        Variable annuity ......................................................       1,649,501        1,841,439
        Variable universal life ...............................................          61,941           63,504
        Other .................................................................           3,804            3,746
                                                                                  -------------    -------------
                                                                                  $  16,314,159    $  15,145,633
                                                                                  =============    =============
LIABILITIES
    Policy liabilities and accruals ...........................................   $   6,779,735    $   5,969,473
    Stable value contract account balances ....................................       3,207,745        3,177,863
    Annuity account balances ..................................................       2,067,981        1,916,894
    Other policyholders' funds ................................................         148,328          125,533
    Other liabilities .........................................................         456,482          393,262
    Accrued income taxes ......................................................         (19,588)         (35,330)
    Deferred income taxes .....................................................         128,639           79,066
    Debt ......................................................................         406,763          306,125
    Liabilities related to separate accounts
        Variable annuity ......................................................       1,649,501        1,841,439
        Variable universal life ...............................................          61,941           63,504
        Other .................................................................           3,804            3,746
                                                                                   ------------    -------------
                                                                                     14,891,331       13,841,575
                                                                                   ------------    -------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
    IN COMPANY'S SUBORDINATED DEBENTURES
    8.25% Trust Originated Preferred Securities ...............................          75,000           75,000
    FELINE PRIDES .............................................................               3          115,000
                                                                                   ------------    -------------
                                                                                         75,003          190,000
                                                                                   ------------    -------------
SHARE-OWNERS' EQUITY
    Preferred Stock, $1 par value
        Shares authorized: 3,600,000; Issued: none
    Junior Participating Cumulative Preferred Stock, $1 par value
        Shares authorized: 400,000; Issued:  none
    Common Stock, $0.50 par value
        Shares authorized: 160,000,000
        Shares issued: 2001 - 73,251,960; 2000 - 69,333,117 ...................          36,626           34,667
    Additional paid-in capital ................................................         404,707          289,819
    Treasury stock, at cost  (2001 - 4,723,165 shares; 2000 - 4,775,550 shares)         (12,587)         (12,812)
    Stock held in trust (2001 - 40,405 shares; 2000 - 36,210 shares) ..........          (1,318)          (1,318)
    Unallocated stock in Employee Stock Ownership Plan
        (2001 - 1,001,401 shares; 2000 - 1,112,668 shares) ....................          (3,686)          (3,686)
    Retained earnings .........................................................         888,413          858,761
    Accumulated other comprehensive income (loss)
    Net unrealized gains (losses) on investments (net of income
      of income tax:  2001 - $19,207; 2000 - $(27,662)) .......................          35,670          (51,373)
                                                                                  -------------    -------------
                                                                                      1,347,825        1,114,058
                                                                                  -------------    -------------
                                                                                  $  16,314,159    $  15,145,633
                                                                                  =============    =============
See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31
                                                                                                    -----------------------------
                                                                                                        2001             2000
                                                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ...................................................................................   $    38,047    $    43,035
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment gains ..................................................................        (9,091)        (2,696)
     Amortization of deferred policy acquisition costs ..........................................        29,384         37,518
     Capitalization of deferred policy acquisition costs ........................................       (63,718)       (94,812)
     Depreciation expense .......................................................................         2,907          2,335
     Deferred income taxes ......................................................................        (2,368)         8,735
     Accrued income taxes .......................................................................        15,742         12,020
     Amortization of goodwill ...................................................................         2,225          1,891
     Interest credited to universal life and investment products ................................       182,989        200,909
     Policy fees assessed on universal life and investment products .............................       (50,768)       (48,498)
     Change in accrued investment income and other receivables ..................................       (51,859)          (270)
     Change in policy liabilities and other  policyholders'  funds of traditional life and health
        products health products ................................................................        25,454        121,233
     Change in other liabilities ................................................................        59,548        (12,930)
     Other (net) ................................................................................        10,167         20,746
                                                                                                     ----------      ---------
   Net cash provided by operating activities ....................................................       188,659        289,216
                                                                                                     ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale .............................................................     4,355,867      2,414,138
     Other ......................................................................................        60,492         14,873
   Sale of investments
     Investments available for sale .............................................................       260,386        260,445
     Other ......................................................................................                       17,096
   Cost of investments acquired
     Investments available for sale .............................................................    (5,015,680)    (2,891,624)
     Other ......................................................................................      (121,463)       (59,275)
   Acquisition and bulk reinsurance assumptions, net of cash received ...........................       137,754       (150,903)
   Purchase of property and equipment ...........................................................        (1,882)        (1,962)
                                                                                                     ----------     ----------
   Net cash used in investing activities ........................................................      (324,526)      (397,212)
                                                                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt ..........................       100,000      1,084,212
   Principal payments on line of credit arrangements and debt ...................................          (155)    (1,073,307)
   Dividends to share owners ....................................................................        (8,395)        (7,743)
   Purchase of common stock held in trust .......................................................          (446)          (447)
   Investment product deposits and changes in universal life deposits ...........................       323,534        558,898
   Investment product withdrawals ...............................................................      (259,501)      (430,581)
                                                                                                     ----------     ----------
   Net cash provided by financing activities ....................................................       155,037        131,032
                                                                                                     ----------     ----------
INCREASE IN CASH ................................................................................        19,170         23,036
CASH AT BEGINNING OF PERIOD .....................................................................        55,494         51,642
                                                                                                     ----------     ----------
CASH AT END OF PERIOD ...........................................................................   $    74,664    $    74,678
                                                                                                     ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period:
     Interest on debt ...........................................................................   $     7,318    $     4,718
     Income taxes ...............................................................................   $        48    $     2,986

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
   Reissuance of treasury stock to ESOP .........................................................                  $       255
   Change in unallocated stock in ESOP ..........................................................                  $       357
   Redemption of FELINE PRIDES (See Note C) .....................................................   $   114,997
   Acquisitions and related reinsurance transactions:
     Assets acquired, net of cash ...............................................................   $   658,200    $   496,221
     Liabilities assumed ........................................................................      (795,954)      (345,318)
                                                                                                     ----------     ----------
     Net ........................................................................................   $  (137,754)   $   150,903
                                                                                                     ==========     ==========

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

NOTE C - GUARANTEED PREFERRED BENEFICIAL INTERESTS

        On April 29, 1997, a special purpose finance subsidiary of the Company, PLC Capital Trust I, issued $75 million of 8.25% Trust Originated Preferred Securities (“TOPrSSM”). The 8.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 8.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust I’s obligations with respect to the 8.25% TOPrS.

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

        In 1997, another special purpose finance subsidiary, PLC Capital Trust II, issued $115 million of FELINE PRIDESSM which are comprised of stock purchase contracts and a beneficial ownership of 6.5% TOPrS. The sole assets of PLC Capital Trust II were $118.6 million of Protective Life Corporation 6.5% Subordinated Debentures due 2003, Series C. On February 16, 2001, the Company issued 3,918,843 shares of its Common Stock under the stock purchase contracts. In the transaction, substantially all of the 6.5% TOPrS and the underlying subordinated debt were redeemed. The dividend rate on the TOPrS that remained outstanding after February 16, 2001, was reset to 6.77% under a formula specified in the agreement. The remaining outstanding TOPrS were redeemed on April 11, 2001.

        The 8.25% TOPrS and FELINE PRIDES are reported in the accompanying balance sheets as "guaranteed preferred beneficial interests in Company's subordinated debentures" and the related dividends are reported, net of income tax, in the accompanying statements of income as "minority interest in net income of consolidated subsidiaries".

NOTE D - OPERATING SEGMENTS

        The Company operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the reclassification and tax effecting of pretax minority interest in the Corporate and Other segment, and the recognition of income tax expense and cumulative effect of change in accounting principle. There are no asset adjustments.

                                                    OPERATING SEGMENT INCOME FOR THE
                                                    THREE MONTHS ENDED MARCH 31, 2001
                                    -----------------------------------------------------------------
                                                             (IN THOUSANDS)

                                                                               SPECIALTY INSURANCE
                                                  LIFE INSURANCE                    PRODUCTS

                                     INDIVIDUAL                              DENTAL      FINANCIAL
                                        LIFE      WEST COAST  ACQUISITIONS  BENEFITS    INSTITUTIONS
                                     ----------   ----------  ------------  ---------   ------------
Premiums and policy fees .........   $  92,788    $  25,110    $  50,945    $  94,739    $ 123,461
 Reinsurance ceded ...............     (56,067)     (11,124)      (8,046)     (14,782)     (65,846)
                                       -------      -------       ------      -------      -------
  Net of reinsurance ceded .......      36,721       13,986       42,899       79,957       57,615
Net investment income ............      16,589       24,324       40,872        2,443       12,004
Realized investment gains (losses)
Other income .....................      15,497                                  4,545        9,744
                                        ------       ------       ------        -----        -----
     Total revenues ..............      68,807       38,310       83,771       86,945       79,363
                                        ------       ------       ------       ------       ------
Benefits and settlement expenses .      35,969       26,226       58,032       53,023       38,758
Amortization of deferred policy
 acquisition costs ...............       3,734        3,760        4,566        1,722        8,957
Amortization of goodwill .........          85                                  1,368          769
Other operating expenses .........      20,828       (1,739)       6,322       21,828       22,491
                                        ------       ------        -----       ------       ------
     Total benefits and expenses .      60,616       28,247       68,920       77,941       70,975
                                        ------       ------       ------       ------       ------
Income before income tax .........       8,191       10,063       14,851        9,004        8,388

                                         RETIREMENT SAVINGS AND
                                           INVESTMENT PRODUCTS

                                       STABLE                   CORPORATE
                                       VALUE      INVESTMENT       AND                     TOTAL
                                      PRODUCTS     PRODUCTS       OTHER    ADJUSTMENTS  CONSOLIDATED
                                     ----------   ----------   ----------  -----------  ------------

Premiums and policy fees .........                $   7,345    $  25,317                 $ 419,705
Reinsurance ceded ................                               (12,016)                 (167,881)
                                                  ---------    ---------                 ---------
  Net of reinsurance ceded .......                    7,345       13,301                   251,824
Net investment income ............   $  65,255       37,513        9,165                   208,165
Realized investment gains (losses)       2,444          169                 $   6,478        9,091
Other income .....................                    2,717          960                    33,463
                                     ---------    ---------    ---------    ---------    ---------
     Total revenues ..............      67,699       47,744       23,426        6,478      502,543
                                     ---------    ---------    ---------    ---------    ---------
Benefits and settlement expenses .      55,464       31,044       11,520                   310,036
Amortization of deferred policy
 acquisition costs ...............         245        5,888          512                    29,384
Amortization of goodwill .........                                     3                     2,225
Other operating expenses .........         995        7,234       12,506       (2,469)      87,996
                                     ---------    ---------    ---------    ---------    ---------
     Total benefits and expenses .      56,704       44,166       24,541       (2,469)     429,641
                                     ---------    ---------    ---------    ---------    ---------
Income before income tax .........      10,995        3,578       (1,115)                   72,902
Income tax expense ...............                                             25,661       25,661
Minority interest ................                                              1,601        1,601
Cumulative effect of change
   in accounting principle .......                                             (7,593)      (7,593)
                                                                                         ---------
     Net income ..................                                                       $  38,047
                                                                                         =========

                                                      OPERATING SEGMENT INCOME FOR THE
                                                      THREE MONTHS ENDED MARCH 31, 2000
                                    -------------------------------------------------------------------
                                                                (IN THOUSANDS)

                                                                              SPECIALTY INSURANCE
                                                LIFE INSURANCE                      PRODUCTS

                                     INDIVIDUAL                               DENTAL      FINANCIAL
                                        LIFE      WEST COAST  ACQUISITIONS   BENEFITS    INSTITUTIONS
                                     -----------  ----------  ------------  ----------   ------------

Premiums and policy fees .........   $  81,854    $  23,270    $  34,790    $  98,262    $ 111,747
Reinsurance ceded ................     (56,081)     (16,005)      (7,942)     (17,271)     (62,709)
                                       -------      -------       ------      -------      -------
  Net of reinsurance ceded .......      25,773        7,265       26,848       80,991       49,038
Net investment income ............      14,370       21,795       28,915        3,144       11,265
Realized investment gains (losses)
Other income .....................      18,280                                  3,545        9,793
                                        ------       ------       ------       ------       ------
     Total revenues ..............      58,423       29,060       55,763       87,680       70,096
                                        ------       ------       ------       ------       ------
Benefits and settlement expenses .      23,235       20,141       33,363       55,795       31,270
Amortization of deferred policy
 acquisition costs ...............       7,216        3,102        3,930        1,506       13,290
Amortization of goodwill .........          85                                  1,367          436
Other operating expenses .........      18,496       (2,805)       6,968       22,943       19,188
                                        ------       ------        -----       ------       ------
     Total benefits and expenses .      49,032       20,438       44,261       81,611       64,184
                                        ------       ------       ------       ------       ------
Income before income tax .........       9,391        8,622       11,502        6,069        5,912

                                          RETIREMENT SAVINGS AND
                                            INVESTMENT PRODUCTS

                                      STABLE                   CORPORATE
                                      VALUE      INVESTMENT       AND                     TOTAL
                                     PRODUCTS     PRODUCTS       OTHER    ADJUSTMENTS  CONSOLIDATED
                                    ----------   ----------    ---------  -----------  ------------
Premiums and policy fees .........                $   7,291    $  27,698                $ 384,912
Reinsurance ceded ................                               (10,595)                (170,603)
                                                  ---------    ---------                ---------
  Net of reinsurance ceded .......                    7,291       17,103                  214,309
Net investment income ............   $  58,996       29,122        5,606                  173,213
Realized investment gains (losses)         (58)         429                 $  2,325        2,696
Other income .....................                    2,533       24,908                   59,059
                                     ---------    ---------    ---------    --------    ---------
     Total revenues ..............      58,938       39,375       47,617       2,325      449,277
                                     ---------    ---------    ---------    --------    ---------
Benefits and settlement expenses .      49,057       23,624       19,837                  256,322
Amortization of deferred policy
 acquisition costs ...............         208        6,539          521                   36,312
Amortization of goodwill .........                                     3                    1,891
Other operating expenses .........       1,076        5,798       15,736      (3,495)      83,905
                                     ---------    ---------    ---------    --------    ---------
     Total benefits and expenses .      50,341       35,961       36,097      (3,495)     378,430
                                     ---------    ---------    ---------    --------    ---------
Income before income tax .........       8,597        3,414       11,520                   70,847
Income tax expense ...............                                            25,505       25,505
Minority interest ................                                             2,307        2,307
                                                                                        ---------
     Net income ..................                                                      $  43,035
                                                                                        =========

                                                        OPERATING SEGMENT ASSETS
                                                             MARCH 31, 2001
                                  -------------------------------------------------------------------
                                                             (IN THOUSANDS)

                                                                            SPECIALTY INSURANCE
                                                 LIFE INSURANCE                   PRODUCTS

                                    INDIVIDUAL                               DENTAL    FINANCIAL
                                       LIFE      WEST COAST  ACQUISITIONS   BENEFITS  INSTITUTIONS
                                    ----------   ----------  ------------  ---------- ------------
Investments and other assets ....   $1,292,242   $1,617,230   $2,399,887   $  208,290   $1,290,555
Deferred policy acquisition costs
   and goodwill .................      376,172      288,238      294,379      215,246      155,809
                                    ----------   ----------   ----------   ----------   ----------
     Total assets ...............   $1,668,414   $1,905,468   $2,694,266   $  423,536   $1,446,364
                                    ==========   ==========   ==========   ==========   ==========

                                    RETIREMENT SAVINGS AND
                                     INVESTMENT PRODUCTS

                                      STABLE                     CORPORATE
                                      VALUE       INVESTMENT        AND          TOTAL
                                     PRODUCTS      PRODUCTS        OTHER      CONSOLIDATED
                                    -----------   -----------   -----------   ------------

Investments and other assets ....   $ 3,365,889   $ 3,762,820   $   845,961   $14,782,874
Deferred policy acquisition costs
   and goodwill .................         1,954       130,855        68,632     1,531,285
                                    -----------   -----------   -----------   -----------
     Total assets ...............   $ 3,367,843   $ 3,893,675   $   914,593   $16,314,159
                                    ===========   ===========   ===========   ===========

                                                        OPERATING SEGMENT ASSETS
                                                             DECEMBER 31, 2000
                                   ----------------------------------------------------------------
                                                              (IN THOUSANDS)

                                                                              SPECIALTY INSURANCE
                                                LIFE INSURANCE                      PRODUCTS

                                    INDIVIDUAL                               DENTAL     FINANCIAL
                                       LIFE      WEST COAST  ACQUISITIONS   BENEFITS   INSTITUTIONS
                                    ----------   ----------  ------------  ----------  ------------
Investments and other assets ....   $1,249,462   $1,576,577   $1,604,853   $  209,583   $1,382,132
Deferred policy acquisition costs
   and goodwill .................      354,320      276,518      223,430      214,770      152,964
                                    ----------   ----------   ----------   ----------   ----------
     Total assets ...............   $1,603,782   $1,853,095   $1,828,283   $  424,353   $1,535,096
                                    ==========   ==========   ==========   ==========   ==========

                                       RETIREMENT SAVINGS AND
                                        INVESTMENT PRODUCTS

                                       STABLE                    CORPORATE
                                       VALUE       INVESTMENT       AND          TOTAL
                                      PRODUCTS      PRODUCTS       OTHER      CONSOLIDATED
                                    -----------   -----------   -----------   ------------

Investments and other assets ....   $ 3,340,099   $ 3,842,655   $   500,571   $13,705,932
Deferred policy acquisition costs
   and goodwill .................         2,144       133,751        81,804     1,439,701
                                    -----------   -----------   -----------   -----------
     Total assets ...............   $ 3,342,243   $ 3,976,406   $   582,375   $15,145,633
                                    ===========   ===========   ===========   ===========

NOTE E - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 2001 and for the three months then ended, the Company’s insurance subsidiaries had consolidated share-owner’s equity and net loss prepared in conformity with statutory reporting practices of $617.7 million and $71.8 million, respectively.

        The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (“Codification”). Codification changes current statutory accounting rules in several areas and was effective January 1, 2001. The adoption of Codification resulted in an increase in the Company’s insurance subsidiaries’ statutory capital of approximately $39 million on January 1, 2001.

NOTE F - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standards ("SFAS") Nos. 115 and 133 (as amended), certain investments and derivative financial instruments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of share-owner's equity. The market values of fixed maturities and derivative financial instruments increase or decrease as interest rates fall or rise. Therefore, although the application of SFAS Nos. 115 and 133 do not affect the Company's operations, its reported share-owner's equity will fluctuate significantly as interest rates change.

        The Company's balance sheets at March 31, 2001 and December 31, 2000, prepared on the basis of reporting investments at amortized cost rather than at market values, and excluding the effect of SFAS No. 133, are as follows:

                                          MARCH 31     DECEMBER 31
                                        -----------   -------------
                                              (IN THOUSANDS)

Total investments ...................   $11,355,338   $10,317,657
Deferred policy acquisition costs ...     1,306,166     1,192,696
All other assets ....................     3,597,778     3,714,844
                                        -----------   -----------
                                        $16,259,282   $15,225,197
                                        ===========   ===========

Deferred income taxes ...............   $   111,385   $   107,257
All other liabilities ...............    14,760,739    13,762,509
                                         ----------    ----------
                                         14,872,124    13,869,766
Guaranteed preferred beneficial
  interests in Company's subordinated
  debentures ........................        75,003       190,000
Share-owner's equity ................     1,312,155     1,165,431
                                        -----------   -----------
                                        $16,259,282   $15,225,197
                                        ===========   ===========

NOTE G - SENIOR NOTES

        In February, 2001 the Company issued $100 million of Floating Rate Senior Notes (“Floating Rate Notes”) which are due February 28, 2003. The Floating Rate Notes will bear interest at the annual rate of LIBOR plus .375%, which is redetermined quarterly. The initial rate of the Floating Rate Notes is 5.57%.

NOTE H - NET INCOME PER SHARE

        Net income per share - basic is net income divided by the average number of shares of Common Stock outstanding including shares that are issuable under various deferred compensation plans.

        Net income per share - diluted is adjusted net income divided by the average number of shares outstanding including all dilutive, potentially issuable shares that are issuable under various stock-based compensation plans and stock purchase contracts.

        A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the three month periods ended March 31, 2001 and 2000 is summarized as follows:

Reconciliation of Net Income and
Average Shares Outstanding

                                                                MARCH 31
                                                     ------------------------------
                                                         2001            2000
                                                         ----            ----

Net income .......................................   $     38,047    $     43,035
Dividends on FELINE PRIDES .......................           (1)             (1)
                                                     ------------    ------------
Adjusted net income ..............................   $     38,047    $     43,035
                                                     ============    ============

Average shares issued and outstanding ............     66,462,030      64,520,395
Stock held in trust ..............................        (40,405)        (37,015)
Issuable under various deferred compensation plans      1,402,922       1,234,438
                                                     ------------    ------------
Average shares outstanding - basic ...............     67,824,547      65,717,818
Stock held in trust ..............................         40,405          37,015
Stock appreciation rights ........................        171,323         113,113
Issuable under various other stock-based
   compensation plans ............................        279,113         280,058
FELINE PRIDES stock purchase contracts ...........           (1)             (1)
                                                     ------------    ------------
Average shares outstanding - diluted .............     68,315,388      66,148,004
                                                     ============    ============
   (1) Excluded because the effect is anti-dilutive.

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the Company to record derivative financial instruments, including certain derivative instruments embedded in other contracts, on its balance sheet and to carry such derivatives at fair value. Derivatives that are not designated to be part of a qualifying hedging relationship must be adjusted to fair value each period through net income. If the derivative is a hedge, its change in fair value is either offset against the change in fair value of the hedged item through net income or recorded in share-owners' equity until the hedged item is recognized in net income. The fair value of derivatives increase or decrease as interest rates and general economic conditions change. The adoption of SFAS No. 133 resulted in a cumulative charge to net income of approximately $7.6 million (net of an income tax benefit of $4.1 million) and is reflected in the accompanying statement of income as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 133 also resulted in a cumulative increase to other comprehensive income of approximately $4.0 million (net of $2.1 million of income tax). Prospectively, the adoption of SFAS No. 133 may introduce volatility into the Company's reported net income and other comprehensive income depending on future market conditions and the Company's hedging activities.

        The Company utilizes a risk management strategy that incorporates the use of derivative instruments. As of March 31, 2001, the Company only has entered into fair value hedges.

        Changes in the fair value of a derivative that is highly effective as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives that are highly effective, and that are designated and qualify as, foreign currency hedges are also considered fair value hedges and are recorded in current period earnings.

        The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

        The Company occasionally may purchase a financial instrument that contains a derivative instrument that is "embedded" in the financial instrument. If the economic characteristics of the embedded financial instrument are not clearly and closely related to the host contract, it would meet the definition of a derivative instrument. Any embedded derivative is then separated from the host contract and is carried at fair value on the Company's consolidated balance sheet.

        During the three months ended March 31, 2001, the Company recorded a gain of $7.2 million for the change in fair value of other derivatives that did not meet the definition of hedges under SFAS No. 133 and a gain of $0.4 million for the ineffective portion of all fair value hedges. Such amounts are reported as a component of realized investment gains in the accompanying statement of income. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

NOTE J - COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods shown:

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                     --------------------
                                                        (IN THOUSANDS)

                                                        2001       2000
                                                        ----       ----
Net income .......................................   $ 38,047   $ 43,035
Change in net unrealized gains
  on investments (net of income tax:
  2001 - $44,210; 2000 - $920) ....................    82,105      1,709
Reclassification adjustment for amounts included
   in net income (net of income tax:
   2001 - $531; 2000 - $944) .................            987      1,752
Transition adjustment on derivative financial
  instruments (net of income tax:
  2001 - $2,127) .................................      3,951
                                                     --------   --------
Comprehensive income .............................   $125,090   $ 46,496
                                                     ========   ========

NOTE K - RECLASSIFICATION

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

        The Company operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The Company’s Divisions are: Individual Life, West Coast, Acquisitions, Dental Benefits, Financial Institutions, Stable Value Products, and Investment Products. The Company also has an additional business segment which is Corporate and Other.

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

RESULTS OF OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (“premiums and policy fees”) and the percentage change from the prior period:

                                      PREMIUMS AND POLICY FEES
        THREE MONTHS          --------------------------------------
           ENDED                  AMOUNT                PERCENTAGE
           MARCH 31           (IN THOUSANDS)             INCREASE
        ------------          --------------            ----------
             2000               $214,309                    8.6%
             2001                251,824                   17.5

        Premiums and policy fees increased $37.5 million or 17.5% in the first three months of 2001 as compared to the first three months of 2000. Premiums and policy fees in the Individual Life Division increased $10.9 million in the first three months of 2001 as compared to the same period in 2000. Premiums and policy fees from the West Coast Division increased $6.7 million in the first three months of 2001 as compared to the first three months of 2000. Premiums and policy fees in the Acquisition Division are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In January 2001, the Company coinsured a block of individual life policies from Standard Insurance Company. This coinsurance arrangement resulted in a $18.6 million increase in premium and policy fees. Premiums and policy fees from older acquired blocks declined $2.5 million in the first three months of 2001 as compared to the same period last year. Premiums and policy fees in the Dental Benefits Division decreased $1.0 million in the first three months of 2001 as compared to the same period in 2000. Premiums and policy fees related to the Financial Institutions Division increased $8.6 million in the first three months of 2001 as compared to the first three months of 2000. The increase in premiums and policy fees from the Investment Products Division was $0.1 million. Premiums and policy fees relating to various health insurance lines in the Corporate and Other Segment decreased $3.8 million.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                                        NET INVESTMENT INCOME
    THREE MONTHS               ------------------------------------
       ENDED                       AMOUNT                PERCENTAGE
      MARCH 31                 (IN THOUSANDS)             INCREASE
    ------------               --------------            ----------
       2000                       $173,213                   6.6%
       2001                        208,165                  20.2

        Net investment income in the first three months of 2001 was $208.2 million or 20.2% higher than the corresponding period of the preceding year primarily due to increases in the average amount of invested assets and to acquisitions. The January 2001 coinsurance arrangement resulted in an increase in investment income of $12.3 million.

Realized Investment Gains

        The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. The sales of investments that have occurred have resulted principally from portfolio management decisions to maintain approximate matching of assets and liabilities. Accordingly, the Company has classified all of its investments in fixed maturities, equity securities, and short-term investments as “available for sale”.

The following table sets forth net realized investment gains for the periods shown:

      THREE MONTHS                      REALIZED INVESTMENT
         ENDED                                GAINS
        MARCH 31                          (IN THOUSANDS)
      ------------      ----------------------------------------------
                           FIXED MATURITIES       DERIVATIVE FINANCIAL
                         AND EQUITY SECURITIES        INSTRUMENTS
                        ----------------------    --------------------
          2000                  $2,696
          2001                   1,518                  $7,573

        Realized investment gains related to fixed maturity and equity securities were $1.5 million for the first three months of 2001 compared to $2.7 million for the corresponding period of 2000. Realized investment gains related to derivative financial instruments were $7.6 million in 2001.

Other Income

        The following table sets forth other income for the periods shown:

      THREE MONTHS
          ENDED                          OTHER INCOME
        MARCH 31                        (IN THOUSANDS)
      ------------                      --------------
          2000                             $59,059
          2001                              33,463

        Other income consists primarily of revenues of the Company’s broker-dealer subsidiary, direct response businesses, and service contract business, fees from variable insurance products, and revenues of the Company’s noninsurance subsidiaries. Other income in the first three months of 2001 was $25.6 million lower than the corresponding period of 2000. Other income in the first three months of 2000 included $24.1 million of income from the sale of the Company’s Hong Kong affiliate. In the first three months of 2001, revenues from the Company’s broker-dealer subsidiary and service contract businesses decreased $2.5 million and $1.1 million, respectively, as compared to the same period in 2000. Revenues from the Company’s direct response businesses increased $1.0 million over the same period. Other income from all other sources increased $1.1 million in the first three months of 2001 as compared with the first three months of 2000.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

Operating Income (Loss) and Income (Loss) Before Income Tax
Three Months Ended March 31
(In Thousands)

                                                               2001        2000
Operating Income (Loss)(1),(2),(3)                             ----        ----
Life Insurance
      Individual Life (2)................................   $  8,191    $  9,391
      West Coast ........................................     10,063       8,622
      Acquisitions ......................................     14,851      11,502
Specialty Insurance Products
      Dental Benefits ...................................      9,004       6,069
      Financial Institutions ............................      8,388       5,912
Retirement Savings and Investment Products
      Stable Value Products .............................      8,551       8,655
      Investment Products ...............................      3,578       3,414
Corporate and Other(3)...................................     (1,115)     11,520
                                                             -------     -------
      Total operating income ............................     61,511      65,085
                                                             -------     -------
Realized Investment Gains (Losses)
      Stable Value Products .............................      2,444         (58)
      Investment Products ...............................        169         429
      Unallocated Realized Investment Gains (Losses) ....      6,478       2,325
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products ...............................       (169)       (429)
                                                             -------     -------
             Total net ..................................      8,922       2,267
                                                             -------     -------
Income (Loss) Before Income Tax (2),(3)
Life Insurance
      Individual Life (2)................................      8,191       9,391
      West Coast ........................................     10,063       8,622
      Acquisitions ......................................     14,851      11,502
Specialty Insurance Products
      Dental Benefits ...................................      9,004       6,069
      Financial Institutions ............................      8,388       5,912
Retirement Savings and Investment Products
      Stable Value Products .............................     10,995       8,597
      Investment Products ...............................      3,578       3,414
Corporate and Other(3)...................................     (1,115)     11,520
Unallocated Realized Investment Gains (Losses) ..........      6,478       2,325
                                                            --------    --------
             Total income before income tax .............   $ 70,433    $ 67,352
                                                            ========    ========

(1)   Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

(2)   Operating  income and income before tax for the Individual Life Division have been increased by pretax minority  interest in income of consolidated subsidiaries of $12 in 2001 and reduced by $79 in 2000.

(3)   Operating income and income before income tax for the Corporate and Other segment have been reduced by pretax minority  interest in income of consolidated  subsidiaries of $2,481 and $3,416 in the first three months of 2001 and 2000,  respectively.  Such minority interest related to payments made on the Company's 8.25% TOPrSSM, and FELINE PRIDESSM.

        The Individual Life Division’s pretax operating income was $8.2 million in the first three months of 2001 compared to $9.4 million in the same period of 2000. The Division experienced higher marketing expenses as the Company increased its direct marketing and advertising in the first three months of 2001. The Division’s mortality experience was approximately $0.8 million better than expected in the first three months of 2001 as compared to being approximately $1.2 million better than expected in the first three months of 2000.

        West Coast had pretax operating income of $10.1 million for the first three months of 2001 compared to $8.6 million for the same period last year. The increase reflects the Division’s growth through sales.

        Pretax operating income from the Acquisitions Division was $14.9 million in the first three months of 2001 as compared to $11.5 million in the same period of 2000. The Division’s mortality experience improved $0.5 million in the first three months of 2001 as compared to the first three months of 2000. The coinsurance of a block of life insurance policies from Standard Insurance Company resulted in $2.4 million of the increase in earnings.

        The Dental Benefits Division’s pretax operating income was $9.0 million in the first three months of 2001 compared to $6.1 million in the first three months of 2000. Dental Benefits’ earnings have increased in 2001 primarily as a result of reduced expenses and improved claims experience.

        Pretax operating income of the Financial Institutions Division was $8.4 million in the first three months of 2001 as compared to $5.9 million for the same period last year. In the first quarter of 2000, claims were higher than expected. Claims in first quarter of 2001 were at more normal levels.

        The Stable Value Products Division had pretax operating income of $8.6 million in the first three months of 2001 as compared to $8.7 million in the corresponding period of 2000. Realized investment gains associated with this Division in the first three months of 2001 were $2.4 million as compared to losses of $0.1 million in the same period last year. As a result, total pretax earnings were $11.0 and $8.6 million in the first three months of 2001 and 2000, respectively.

        The Investment Products Division’s pretax operating income was $3.6 million in the first three months of 2001 compared to $3.4 million in the same period of 2000. The increase reflects the Division’s growth through sales. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in the first three months of 2001 and 2000.

        Earnings from the Corporate and Other segment consist primarily of net investment income on unallocated capital, interest expense on substantially all debt, several lines of business which the Company is not actively marketing (mostly health insurance), and the operations of several small noninsurance subsidiaries. Pretax earnings for this segment decreased $12.6 million in the first three months of 2001 as compared to the first three months of 2000. The segment’s 2000 results included $24.1 million from the sale of the Company’s Hong Kong affiliate. Earnings from health insurance lines increased $3.9 million in the first three months of 2001 as compared to the same period in 2000. The segment also had $4.8 million more net investment income as compared to the same period in 2000. Income from other sources increased $2.8 million in the first three months of 2001 as compared to the first three months of 2000.

Income Taxes

        The following table sets forth the effective income tax rates for the periods shown:

          THREE MONTHS
             ENDED                                 ESTIMATED EFFECTIVE
            MARCH 31                                 INCOME TAX RATES
          ------------                             -------------------
             2000                                          36.0%
             2001                                          35.2

        The effective income tax rate for the full year of 2000 was approximately 35.8%. Management's estimate of the effective income tax rate for 2001 is approximately 35.2%.

Net Income Before Cumulative Effect of Change in Accounting Principle

        The following table sets forth net income before cumulative effect of change in accounting principle and net income before cumulative effect of change in accounting principle per share for the periods shown, and the percentage change from the prior period:

                       NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
    THREE MONTHS    --------------------------------------------------------------------------
       ENDED           TOTAL          PER SHARE-      PERCENTAGE      PER SHARE-   PERCENTAGE
      MARCH 31     (IN THOUSANDS)       BASIC          INCREASE        DILUTED      INCREASE
    ------------   --------------     ----------      ----------      ----------   ----------
       2000           $43,035           $.65           16.1%             $.65        16.1%
       2001            45,640            .67            3.1               .67         3.1

        Compared to the same period in 2000, net income per share-diluted in the first three months of 2001 increased 3.1%, reflecting improved operating earnings in the West Coast, Acquisitions, Dental Benefits, Financial Institutions and Investment Products Divisions and higher realized investment gains which were partially offset by lower operating earnings in the Individual Life and Stable Value Products Divisions and the Corporate and Other segment.

Cumulative Effect of Change in Accounting Principle

        As disclosed in Note I to the accompanying consolidated condensed financial statements, on January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of approximately $7.6 million or $0.11 per share on both a basic and diluted basis.

Recently Issued Accounting Standards

        In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

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

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 2001, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $8,049.2 million, which is 1.0% above amortized cost (less allowances for uncollectible amounts on investments) of $7,996.2 million. The Company had $2,487.1 million in mortgage loans at March 31, 2001. While the Company’s mortgage loans do not have quoted market values, at March 31, 2001, the Company estimates the market value of its mortgage loans to be $2,644.0 million (using discounted cash flows from the next call date), which is 6.3% above amortized cost. Most of the Company’s mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

        For several years, the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2001, approximately $591.9 million of the Company’s mortgage loans have this participation feature.

        At March 31, 2001, delinquent mortgage loans and foreclosed real estate were 0.2% of invested assets. Bonds rated less than investment grade were 2.2% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s allowance for uncollectible amounts on investments was $21.8 million at March 31, 2001.

        Policy loans at March 31, 2001, were $330.0 million, an increase of $99.5 million from December 31, 2000. The January 2001, coinsurance arrangement resulted in an increase in policy loans of $100.5 million. Policy loan rates are generally in the 4.0% to 8.0% range; such rate is at least equal to the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may be less than prevailing interest rates. At March 31, 2001, the Company had outstanding mortgage loan commitments of $243.8 million.

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

        At March 31, 2001, the Company had policy liabilities and accruals of $6.8 billion. The Company’s life insurance products have a weighted average minimum credited interest rate of approximately 4.4%.

        At March 31, 2001, the Company had $3.2 billion of stable value contract account balances and $2.1 billion of annuity account balances.

Derivative Financial Instruments

        The Company utilizes a risk management strategy that incorporates the use of derivative instruments. As of March 31, 2001, the Company only has entered into fair value hedges.

        Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest, and to convert a portion of its Senior Notes, Medium-Term Notes, and 8.25% TOPrS from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. The Company uses foreign exchange contracts in connection with certain stable value contracts denominated in foreign currencies in order to minimize the financial impact of fluctuations in foreign currency exchange rates. The Company has also entered into a total return swap in connection with a portfolio of investments managed by the Company for an unrelated party.

        Derivative instruments expose the Company to credit and market risk. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

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

        Cash outflows related to stable value contracts (primarily maturing contracts and expected withdrawals) were approximately $874 million during 2000. Cash outflows related to stable value contracts are estimated to be approximately $800 million in 2001. At March 31, 2001, the Company had $30 million, $50 million, and $76 million of contracts which may be terminated by the contract holder upon seven, thirty, or ninety days notice, respectively. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at March 31, 2001, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $331.2 million. The Company’s subsidiaries held $377.0 million in cash and short-term investments at March 31, 2001. Protective Life Corporation had an additional $7.6 million in cash and short-term investments available for general corporate purposes.

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

        The Company has also used securitization transactions (commercial mortgage loans) to increase its liquidity. During the period ended March 31, 2001, the Company entered into no such transactions.

Capital

        At March 31, 2001, Protective Life Corporation had no borrowings outstanding under its $125 million revolving lines of credit.

        Protective Life Corporation’s cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal and management services rendered to the subsidiaries, and investment income. At December 31, 2000, approximately $463.5 million of consolidated share-owners’ equity, excluding net unrealized losses on investments, represented net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation.

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

        To give the Company flexibility in connection with future acquisitions and other growth opportunities, the Company has registered debt securities, preferred and common stock, and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis. In February 2001, the Company issued $100 million of Floating Rate Senior Notes (“Floating Rate Notes”) under this shelf registration. The Floating Rate Notes are due February 28, 2003, and bear an interest rate of LIBOR plus .375%.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of the Company’s insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II

Item 4.                Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Share Owners was held on May 7, 2001. Shares entitled to vote at the Annual Meeting totaled 68,528,795 of which 61,808,419 shares were represented. The number of shares entitled to vote was determined as of March 9, 2001.

        At the Annual Meeting the following directors were elected. The number of shares cast for and authorization withheld for each nominee is shown below.

                                                               AUTHORIZATION
                                             FOR                 WITHHELD
                                          ----------           -------------
     William J. Cabaniss, Jr.             61,383,481               424,938
     Drayton Nabers, Jr.                  56,707,828             5,100,591
     John J. McMahon, Jr.                 61,378,696               429,723
     A. W. Dahlberg                       61,369,928               438,491
     James S. M. French                   61,374,921               433,498
     Robert A. Yellowlees                 61,376,981               431,438
     John D. Johns                        56,699,372             5,109,047
     Donald M. James                      61,382,750               425,669
     J. Gary Cooper                       61,372,424               435,995
     H. Corbin Day                        61,380,368               428,051

        Additionally, at the Annual Meeting share owners approved a proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent public accountants for the Company and its subsidiaries for 2001. Shares voting for this proposal were 61,442,422, shares voting against were 281,855, and shares abstaining were 84,142.

Item 6.                Exhibits and Reports on Form 8-K

                15 - Letter re: unaudited interim financial statements

                99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Corporation

Date:	May 15, 2001	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)