Form 10-Q
period 2001-06-30
PROTECTIVE LIFE CORP
filed 2001-08-14
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of August 10, 2001: 68,555,172 shares.

PROTECTIVE LIFE CORPORATION

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants........................................
       Consolidated Condensed Statements of Income for the Three and
           Six Months ended June 30, 2001 and 2000 (unaudited)..................
       Consolidated Condensed Balance Sheets as of June 30, 2001
           (unaudited) and December 31, 2000....................................
       Consolidated Condensed Statements of Cash Flows for the
           Six Months ended June 30, 2001 and 2000 (unaudited)..................
       Notes to Consolidated Condensed Financial Statements (unaudited).........

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K....................................

Signature.......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of June 30, 2001, and the related consolidated condensed statements of income for each of the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
August 3, 2001

                                                      PROTECTIVE LIFE CORPORATION
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                              (UNAUDITED)

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30                          JUNE 30
                                                               --------------------------------------------------------------
                                                                      2001           2000            2001            2000
                                                                      ----           ----            ----            ----
REVENUES
    Premiums and policy fees ...............................   $    424,157    $    426,949    $    843,862    $    811,861
    Reinsurance ceded ......................................       (193,884)       (215,061)       (361,765)       (385,664)
                                                                    -------         -------         -------         -------
      Premiums and policy fees, net of reinsurance ceded ...        230,273         211,888         482,097         426,197
    Net investment income ..................................        214,506         184,578         422,671         357,791
    Realized investment gains (losses)
      Fixed maturities and equity securities ...............           (823)         (2,571)            694            (211)
      Derivative financial instruments .....................         (6,697)           (535)            877            (199)
    Other income ...........................................         32,996          39,666          66,459          98,725
                                                                    -------         -------         -------         -------
                                                                    470,255         433,026         972,798         882,303
                                                                    -------         -------         -------         -------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2001 - $61,657; 2000 - $142,496
      six months: 2001 - $192,213; 2000 - $239,250) ........        295,474         245,261         605,510         501,583
    Amortization of deferred policy acquisition costs ......         39,015          32,652          68,399          68,964
    Amortization of goodwill ...............................          2,242           1,952           4,467           3,843
    Other operating expenses (net of reinsurance ceded:
      three months: 2001 - $53,643; 2000 - $34,145
      six months: 2001 - $85,463; 2000 - $82,807) ..........         91,499          88,386         179,495         172,291
                                                                    -------         -------         -------         -------
                                                                    428,230         368,251         857,871         746,681
                                                                    -------         -------         -------         -------
INCOME BEFORE INCOME TAX ...................................         42,025          64,775         114,927         135,622

Income tax expense .........................................         13,874          23,047          39,535          48,552
                                                                    -------         -------         -------         -------
INCOME BEFORE MINORITY INTEREST ............................         28,151          41,728          75,392          87,070

Minority interest in net income of consolidated subsidiaries          1,004           2,426           2,605           4,733
                                                                    -------         -------         -------         -------
INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE .........................         27,147          39,302          72,787          82,337

Cumulative effect of change in accounting principle ........                                         (7,593)
                                                                    -------         -------         -------         -------
NET INCOME .................................................   $     27,147    $     39,302    $     65,194    $     82,337
                                                                    =======         =======         =======         =======
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE PER SHARE - BASIC ..............   $        .39    $        .60    $       1.06    $       1.25
                                                                    =======         =======         =======         =======
NET INCOME PER SHARE - BASIC ...............................   $        .39    $        .60    $        .95    $       1.25
                                                                    =======         =======         =======         =======
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE PER SHARE - DILUTED ............   $        .38    $        .59    $       1.05    $       1.24
                                                                    =======         =======         =======         =======
NET INCOME PER SHARE - DILUTED .............................   $        .38    $        .59    $        .94    $       1.24
                                                                    =======         =======         =======         =======
DIVIDENDS PAID PER SHARE ...................................   $        .14    $        .13    $        .27    $        .25
                                                                    =======         =======         =======         =======

Average shares outstanding - basic .........................     69,978,779      65,761,522      68,907,614      65,739,670
Average shares outstanding - diluted .......................     70,507,398      66,277,100      69,417,448      66,212,552

See notes to consolidated condensed financial statements

                                                      PROTECTIVE LIFE CORPORATION
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (DOLLARS IN THOUSANDS)

                                                                                    JUNE 30       DECEMBER 31
                                                                                     2001            2000
                                                                                --------------  --------------
                                                                                  (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market ............................................   $  8,665,231    $  7,415,769
     Equity securities, at market ...........................................         79,990          58,700
     Mortgage loans on real estate ..........................................      2,455,115       2,268,224
     Investment in real estate, net .........................................         13,460          12,566
     Policy loans ...........................................................        329,051         230,527
     Other long-term investments ............................................        177,461          66,462
     Short-term investments .................................................        179,501         189,161
                                                                                  ----------      ----------
       Total investments ....................................................     11,899,809      10,241,409
   Cash .....................................................................         76,773          55,494
   Accrued investment income ................................................        140,322         122,314
   Accounts and premiums receivable, net ....................................        118,171          85,223
   Reinsurance receivables ..................................................      1,085,352       1,100,131
   Deferred policy acquisition costs ........................................      1,315,902       1,189,380
   Goodwill, net ............................................................        250,231         250,321
   Property and equipment, net ..............................................         54,206          54,253
   Other assets .............................................................        251,488         138,419
   Assets related to separate accounts
     Variable annuity .......................................................      1,758,589       1,841,439
     Variable universal life ................................................         71,009          63,504
     Other ..................................................................          3,865           3,746
                                                                                  ----------      ----------
                                                                                $ 17,025,717    $ 15,145,633
                                                                                  ==========      ==========
LIABILITIES
   Policy liabilities and accruals ..........................................   $  6,782,260    $  5,969,473
   Stable value contract account balances ...................................      3,480,935       3,177,863
   Annuity account balances .................................................      2,227,731       1,916,894
   Other policyholders' funds ...............................................        150,570         125,533
   Other liabilities ........................................................        547,844         393,262
   Accrued income taxes .....................................................         18,131         (35,330)
   Deferred income taxes ....................................................        102,289          79,066
   Securities sold under repurchase agreements ..............................         58,300
   Debt .....................................................................        420,841         306,125
   Liabilities related to separate accounts
     Variable annuity .......................................................      1,758,589       1,841,439
     Variable universal life ................................................         71,009          63,504
     Other ..................................................................          3,865           3,746
                                                                                  ----------      ----------
                                                                                  15,622,364      13,841,575
                                                                                  ----------      ----------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

GUARANTEED PREFERRED BENEFICIAL INTERESTS
   IN COMPANY'S SUBORDINATED DEBENTURES
   8.25% Trust Originated Preferred Securities ..............................         75,000          75,000
   6.5% FELINE PRIDES .......................................................                        115,000
                                                                                  ----------      ----------
                                                                                      75,000         190,000
                                                                                  ----------      ----------
SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value,
     Shares authorized: 3,600,000; Issued: None
   Junior Participating Cumulative Preferred Stock, $1.00 par value
     Shares authorized: 400,000; Issued: None
   Common Stock, $.50 par value, Shares authorized: 160,000,000
     Shares issued: 2001 - 73,251,960; 2000 - 69,333,117 ....................         36,626          34,667
   Additional paid-in capital ...............................................        404,894         289,819
   Treasury stock, at cost (2001 - 4,696,788 shares; 2000 - 4,775,550 shares)        (12,819)        (12,812)
   Stock held in trust (2001 - 44,893 shares; 2000 - 36,210 shares) .........         (1,236)         (1,318)
   Unallocated stock in Employee Stock Ownership Plan
     (2001 - 1,001,401 shares; 2000 - 1,112,668 shares) .....................         (3,686)         (3,686)
   Retained earnings ........................................................        905,965         858,761
   Accumulated other comprehensive income (loss):
     Net unrealized gains (losses) on investments (net of income
       tax: 2001 - $(749) ; 2000 - $(27,662)) ...............................         (1,391)        (51,373)
                                                                                 -----------     -----------
                                                                                   1,328,353       1,114,058
                                                                                 -----------     -----------
                                                                                $ 17,025,717    $ 15,145,633
                                                                                 ===========     ===========

See notes to consolidated condensed financial statements

                                                      PROTECTIVE LIFE CORPORATION
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)
                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                       -----------------------------
                                                                                           2001            2000
                                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ......................................................................   $     65,194    $     82,337
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses ............................................         (1,572)            410
     Amortization of deferred policy acquisition costs .............................         68,399          71,720
     Capitalization of deferred policy acquisition costs ...........................       (126,277)       (182,247)
     Depreciation expense ..........................................................          6,150           5,006
     Deferred income tax ...........................................................        (15,100)         12,991
     Accrued income tax ............................................................         53,462          (2,498)
     Amortization of goodwill ......................................................          4,467           3,842
     Interest credited to universal life and investment products ...................        421,869         437,081
     Policy fees assessed on universal life and investment products ................       (101,607)        (97,882)
     Change in accrued investment income and other receivables .....................        (15,539)         (8,422)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products .....................................         13,896         218,930
     Change in other liabilities ...................................................        151,738         (39,349)
     Other (net) ...................................................................        (16,758)         24,633
                                                                                       ------------     -----------
   Net cash provided by operating activities .......................................        508,322         526,552
                                                                                       ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale ................................................      9,651,623       5,839,121
     Other .........................................................................        142,429          24,918
   Sale of investments
     Investments available for sale ................................................        949,765         331,438
     Other .........................................................................          1,363          36,246
   Cost of investments acquired
     Investments available for sale ................................................    (11,566,419)     (6,653,709)
     Corporate owned life insurance ................................................       (100,000)
     Other .........................................................................       (170,818)       (138,427)
   Acquisitions and bulk reinsurance assumptions ...................................        132,284        (150,903)
   Purchase of property and equipment ..............................................         (7,638)         (2,560)
                                                                                       ------------     -----------
   Net cash used in investing activities ...........................................       (967,411)       (713,876)
                                                                                       ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt .............        627,600       1,335,744
   Principal payments on line of credit arrangements and debt ......................       (454,578)     (1,313,003)
   Dividends to share owners .......................................................        (17,992)        (16,133)
   Sale (Purchase) of common stock held in trust ...................................             82            (683)
   Investment product deposits and changes in universal life deposits ..............        929,479       1,079,674
   Investment product withdrawals ..................................................       (604,223)       (877,311)
                                                                                       ------------     -----------
   Net cash provided by financing activities .......................................        480,368         208,288
                                                                                       ------------     -----------
INCREASE IN CASH ...................................................................         21,279          20,964
CASH AT BEGINNING OF PERIOD ........................................................         55,494          51,642
                                                                                       ------------     -----------
CASH AT END OF PERIOD ..............................................................   $     76,773    $     72,606
                                                                                       ============     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period:
     Interest on debt ..............................................................   $     16,219    $     11,912
     Income taxes ..................................................................   $        252    $     33,254
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Redemption of FELINE PRIDES (see Note C) ........................................   $    115,000
   Acquisition and related reinsurance transactions:
     Assets acquired, net of cash ..................................................   $    662,918    $    496,221
     Liabilities assumed ...........................................................       (795,202)       (345,318)
                                                                                       ------------    ------------
     Net ...........................................................................   $   (132,284)   $    150,903
                                                                                       ============    ============

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, including Alabama (where the Company maintains its headquarters), juries have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

        In 1997, another special purpose finance subsidiary, PLC Capital Trust II, issued $115 million of FELINE PRIDESSM which are comprised of stock purchase contracts and a beneficial ownership of 6.5% TOPrS. The sole assets of PLC Capital Trust II were $118.6 million of Protective Life Corporation 6.5% Subordinated Debentures due 2003, Series C. On February 16, 2001, the Company issued 3,918,843 shares of its Common Stock under the stock purchase contracts. In the transaction, substantially all of the 6.5% TOPrS and the underlying subordinated debt were redeemed. The dividend rate on the TOPrS that remained outstanding after February 16, 2001, was reset to 6.77% under a formula specified in the agreement. The remaining outstanding TOPrS and underlying subordinated debt were redeemed on April 11, 2001.

        The 8.25% TOPrS and FELINE PRIDES are reported in the accompanying balance sheets as “guaranteed preferred beneficial interests in Company’s subordinated debentures” and the related dividends are reported, net of income tax, in the accompanying statements of income as “minority interest in net income of consolidated subsidiaries”.

NOTE D - OPERATING SEGMENTS

        The Company operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the reclassification and tax effecting of pretax minority interest in the Corporate and Other segment, and the recognition of income tax expense and the cumulative effect of change in accounting principle. There are no asset adjustments.

                                                      OPERATING SEGMENT INCOME FOR THE
                                                       SIX MONTHS ENDED JUNE 30, 2001
                                     ---------------------------------------------------------------
                                                                (IN THOUSANDS)
                                                                               SPECIALTY INSURANCE
                                                 LIFE INSURANCE                     PRODUCTS

                                      INDIVIDUAL                              DENTAL     FINANCIAL
                                         LIFE     WEST COAST  ACQUISITIONS   BENEFITS   INSTITUTIONS
                                     ----------   ----------  ------------  ----------  ------------
Premiums and policy fees .........   $ 185,617    $  61,018    $ 102,355    $ 186,117    $ 248,277
Reinsurance ceded ................    (126,416)     (33,539)     (20,348)     (26,783)    (134,237)
                                     ---------    ---------    ---------    ---------    ---------
   Net of reinsurance ceded ......      59,201       27,479       82,007      159,334      114,040
Net investment income ............      35,156       49,271       85,564        4,924       23,737
Realized investment gains (losses)
Other income .....................      31,261                       (52)       8,987       19,646
                                     ---------    ---------    ---------    ---------    ---------
       Total revenues ............     125,618       76,750      167,519      173,245      157,423
                                     ---------    ---------    ---------    ---------    ---------
Benefits and settlement expenses .      56,814       51,725      113,371      104,313       73,604
Amortization of deferred policy
   acquisition costs .............      15,124        7,144        7,342        3,512       22,501
Amortization of goodwill .........         189                                  2,736        1,537
Other operating expenses .........      32,902       (3,437)      15,211       45,326       42,569
                                     ---------    ---------    ---------    ---------    ---------
       Total benefits and expenses     105,029       55,432      135,924      155,887      140,211
                                     ---------    ---------    ---------    ---------    ---------
Income before income tax .........      20,589       21,318       31,595       17,358       17,212

                                            RETIREMENT SAVINGS AND
                                               INVESTMENT PRODUCTS

                                       STABLE                 CORPORATE
                                       VALUE     INVESTMENT      AND                       TOTAL
                                      PRODUCTS    PRODUCTS      OTHER      ADJUSTMENTS  CONSOLIDATED
                                      --------   ----------   ----------   -----------  ------------
Premiums and policy fees .........                $  14,472    $  46,006                 $ 843,862
Reinsurance ceded ................                               (20,442)                 (361,765)
                                                  ---------    ---------                 ---------
   Net of reinsurance ceded ......                   14,472       25,564                   482,097
Net investment income ............   $ 129,744       77,919       16,356                   422,671
Realized investment gains (losses)       2,695           24                 $  (1,148)       1,571
Other income .....................                    5,453        1,164                    66,459
                                     ---------    ---------    ---------      -------    ---------
       Total revenues ............     132,439       97,868       43,084       (1,148)     972,798
                                     ---------    ---------    ---------      -------    ---------
Benefits and settlement expenses .     110,500       63,536       31,647                   605,510
Amortization of deferred policy
   acquisition costs .............         608       11,318          850                    68,399
Amortization of goodwill .........                                     5                     4,467
Other operating expenses .........       1,981       14,658       34,299       (4,014)     179,495
                                     ---------    ---------    ---------      -------    ---------
       Total benefits and expenses     113,089       89,512       66,801       (4,014)     857,871
                                     ---------    ---------    ---------      -------    ---------
Income before income tax .........      19,350        8,356      (23,717)                  114,927
Income tax expense ...............                                             39,535       39,535
Minority interest ................                                              2,605        2,605
Cumulative effect of change in
   accounting principle ..........                                             (7,593)      (7,593)
                                                                                         ---------
       Net income ................                                                       $  65,194
                                                                                         =========

                                                    OPERATING SEGMENT INCOME FOR THE
                                                     SIX MONTHS ENDED JUNE 30, 2000
                                    ---------------------------------------------------------------
                                                               (IN THOUSANDS)
                                                                              SPECIALTY INSURANCE
                                                   LIFE INSURANCE                   PRODUCTS

                                     INDIVIDUAL                               DENTAL     FINANCIAL
                                        LIFE      WEST COAST  ACQUISITIONS   BENEFITS   INSTITUTIONS
                                     ----------   ----------  ------------   --------   ------------

Premiums and policy fees .........   $ 166,396    $  68,961    $  68,758    $ 199,993    $ 234,541
Reinsurance ceded ................    (116,634)     (54,249)     (14,911)     (36,962)    (130,831)
                                     ---------    ---------    ---------    ---------    ---------
   Net of reinsurance ceded ......      49,762       14,712       53,847      163,031      103,710
Net investment income ............      29,420       44,212       58,915        6,097       22,586
Realized investment gains (losses)
Other income .....................      37,155                         1        7,877       21,202
                                     ---------    ---------    ---------    ---------    ---------
       Total revenues ............     116,337       58,924      112,763      177,005      147,498
                                     ---------    ---------    ---------    ---------    ---------
Benefits and settlement expenses .      46,010       43,418       64,550      110,745       64,948
Amortization of deferred policy
   acquisition costs .............      14,534        5,915        8,927        3,039       22,773
Amortization of goodwill .........         170                                  2,676          991
Other operating expenses .........      35,802       (7,294)      13,237       46,177       44,350
                                     ---------    ---------    ---------    ---------    ---------
       Total benefits and expenses      96,516       42,039       86,714      162,637      133,062
                                     ---------    ---------    ---------    ---------    ---------
Income before income tax .........      19,821       16,885       26,049       14,368       14,436

                                     RETIREMENT SAVINGS AND
                                       INVESTMENT PRODUCTS

                                     STABLE                    CORPORATE
                                     VALUE       INVESTMENT       AND                      TOTAL
                                     PRODUCTS     PRODUCTS       OTHER     ADJUSTMENTS  CONSOLIDATED
                                     --------    ----------    ----------  -----------  ------------
Premiums and policy fees .........                $  15,008    $  58,204                 $ 811,861
Reinsurance ceded ................                               (32,077)                 (385,664)
                                                  ---------    ---------                 ---------
   Net of reinsurance ceded ......                   15,008       26,127                   426,197
Net investment income ............   $ 117,433       60,725       18,403                   357,791
Realized investment gains (losses)         (89)         420                 $    (741)        (410)
Other income .....................                    5,061       27,429                    98,725
                                     ---------    ---------    ---------    ---------    ---------
       Total revenues ............     117,344       81,214       71,959         (741)     882,303
                                     ---------    ---------    ---------    ---------    ---------
Benefits and settlement expenses .      99,029       49,874       23,009                   501,583
Amortization of deferred policy
   acquisition costs .............         429       12,068        1,279                    68,964
Amortization of goodwill .........                                     6                     3,843
Other operating expenses .........       2,028       11,982       33,155       (7,146)     172,291
                                     ---------    ---------    ---------    ---------    ---------
       Total benefits and expenses     101,486       73,924       57,449       (7,146)     746,681
                                     ---------    ---------    ---------    ---------    ---------
Income before income tax .........      15,858        7,290       14,510                   135,622
Income tax expense ...............                                             48,552       48,552
Minority interest ................                                              4,733        4,733
                                                                                         ---------
       Net income ................                                                       $  82,337
                                                                                         =========

                                                       OPERATING SEGMENT ASSETS
                                                            JUNE 30, 2001
                                    ---------------------------------------------------------------
                                                            (IN THOUSANDS)
                                                                            SPECIALTY INSURANCE
                                               LIFE INSURANCE                     PRODUCTS

                                    INDIVIDUAL                               DENTAL      FINANCIAL
                                       LIFE     WEST COAST   ACQUISITIONS   BENEFITS   INSTITUTIONS
                                    ----------  -----------  ------------  ----------  ------------

Investments and other assets ....   $1,264,562   $1,674,695   $2,385,799   $  202,261   $1,244,950
Deferred policy acquisition costs
   and goodwill .................      373,984      300,064      296,832      213,747      158,387
                                    ----------   ----------   ----------   ----------   ----------
       Total assets .............   $1,638,546   $1,974,759   $2,682,631   $  416,008   $1,403,337
                                    ==========   ==========   ==========   ==========   ==========

                                     RETIREMENT SAVINGS AND
                                      INVESTMENT PRODUCTS

                                       STABLE                    CORPORATE
                                       VALUE       INVESTMENT       AND          TOTAL
                                      PRODUCTS      PRODUCTS       OTHER      CONSOLIDATED
                                    -----------   -----------   -----------   ------------
Investments and other assets ....   $ 3,639,789   $ 4,044,766   $ 1,002,762   $15,459,584
Deferred policy acquisition costs
   and goodwill .................         5,158       137,149        80,812     1,566,133
                                    -----------   -----------   -----------   -----------
       Total assets .............   $ 3,644,947   $ 4,181,915   $ 1,083,574   $17,025,717
                                    ===========   ===========   ===========   ===========

                                                      OPERATING SEGMENT ASSETS
                                                          DECEMBER 31, 2000
                                   ----------------------------------------------------------------
                                                           (IN THOUSANDS)

                                                                             SPECIALTY INSURANCE
                                               LIFE INSURANCE                     PRODUCTS

                                    INDIVIDUAL                               DENTAL     FINANCIAL
                                       LIFE     WEST COAST  ACQUISITIONS    BENEFITS   INSTITUTIONS
                                    ----------  ----------  ------------   ----------  ------------
Investments and other assets ....   $1,249,462   $1,576,577   $1,604,853   $  209,583   $1,382,132
Deferred policy acquisition costs
   and goodwill .................      354,320      276,518      223,430      214,770      152,964
                                    ----------   ----------   ----------   ----------   ----------
       Total assets .............   $1,603,782   $1,853,095   $1,828,283   $  424,353   $1,535,096
                                    ==========   ==========   ==========   ==========   ==========

                                      RETIREMENT SAVINGS AND
                                       INVESTMENT PRODUCTS

                                       STABLE                    CORPORATE
                                       VALUE      INVESTMENT        AND         TOTAL
                                      PRODUCTS     PRODUCTS        OTHER     CONSOLIDATED
                                    -----------   -----------   -----------  ------------
Investments and other assets ....   $ 3,340,099   $ 3,842,655   $   500,571   $13,705,932
Deferred policy acquisition costs
   and goodwill .................         2,144       133,751        81,804     1,439,701
                                    -----------   -----------   -----------   -----------
       Total assets .............   $ 3,342,243   $ 3,976,406   $   582,375   $15,145,633
                                    ===========   ===========   ===========   ===========

NOTE E - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 2001, and for the six months then ended, the Company’s insurance subsidiaries had consolidated share-owners’ equity and net loss prepared in conformity with statutory reporting practices of $637.1 million and $70.4 million, respectively.

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

NOTE F - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 115 certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of share-owners’ equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the application of SFAS No. 115 does not affect the Company’s operations, its reported share-owners’ equity will fluctuate significantly as interest rates change.

        The Company’s balance sheets at June 30, 2001 and December 31, 2000, prepared on the basis of reporting investments at amortized cost rather than at market values are as follows:

                                           JUNE 30     DECEMBER 31
                                           -------     -----------
                                               (IN THOUSANDS)

Total investments ....................   $11,888,141   $10,317,657
Deferred policy acquisition costs ....     1,329,710     1,192,696
All other assets .....................     3,810,006     3,714,844
                                         -----------   -----------
                                         $17,027,857   $15,225,197
                                         ===========   ===========

Deferred income taxes ................   $   103,038   $   107,257
All other liabilities ................    15,520,075    13,762,509
                                         -----------   -----------
                                          15,623,113    13,869,766
Guaranteed preferred beneficial
   interests in Company's subordinated
   debentures ........................        75,000       190,000
Share-owners' equity .................     1,329,744     1,165,431
                                         -----------   -----------
                                         $17,027,857   $15,225,197
                                         ===========   ===========

NOTE G - SENIOR NOTES

        In February, 2001 the Company issued $100 million of Floating Rate Senior Notes (“Floating Rate Notes”) which are due February 28, 2003. The Floating Rate Notes will bear interest at the annual rate of LIBOR plus .375%, which is redetermined quarterly. The current interest rate of the Floating Rate Notes is 4.43%.

NOTE H - NET INCOME PER SHARE

        Net income per share – basic is net income divided by the average number of shares of Common Stock outstanding including shares that are issuable under various deferred compensation plans.

        Net income per share – diluted is adjusted net income divided by the average number of shares outstanding including all dilutive, potentially issuable shares that are issuable under various stock-based compensation plans and stock purchase contracts.

        A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the six month periods ended June 30, 2001 and 2000 is summarized as follows:

                          RECONCILIATION OF NET INCOME AND
                             AVERAGE SHARES OUTSTANDING

                                                                          JUNE 30
                                                              ------------------------------
                                                                    2001           2000
                                                                    ----           ----
Net income ................................................   $     65,194    $     82,337
Dividends on FELINE PRIDES ................................             (1)             (1)
                                                               -----------    ------------
Adjusted net income .......................................   $     65,194    $     82,337
                                                               ===========    ============
Average shares issued and outstanding .....................     67,511,066      64,530,826
Stock held in trust .......................................        (42,661)        (42,641)
Issuable under various deferred compensation plans ........      1,439,209       1,251,485
                                                               -----------    ------------
Average shares outstanding - basic ........................     68,907,614      65,739,670
Stock held in trust .......................................         42,661          42,641
Stock appreciation rights .................................        230,554         119,058
Issuable under various other stock-based compensation plans        236,619         311,183
FELINE PRIDES stock purchase contracts ....................            (1)              (1)
                                                               -----------    ------------
Average shares outstanding - diluted ......................     69,417,448      66,212,552
                                                               ===========    ============
      (1) Excluded because the effect is anti-dilutive

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the Company to record all derivative financial instruments, at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of $7.6 million and a cumulative after-tax increase to other comprehensive income of $4.0 million on January 1, 2001. The charge to net income and increase to other comprehensive income primarily resulted from the recognition of derivative instruments embedded in the Company’s corporate bond portfolio. In addition, the charge to net income includes the recognition of the ineffectiveness on existing hedging relationships including the difference in spot and forward exchange rates related to foreign currency swaps used as an economic hedge of foreign-currency-denominated stable value contracts. Prospectively, the adoption of SFAS No. 133 may introduce volatility into the Company’s reported net income and other comprehensive income depending on future market conditions and the Company’s hedging activities.

        In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001. The adoption of this accounting standard did not have a material effect on the Company’s financial position or results of operations.

        In June 2001, the FASB issued SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and effective for any goodwill or intangible asset acquired after June 30, 2001. The Company does not expect the adoption of SFAS No. 142 to have a material effect on the Company’s financial position or results of operations.

NOTE J - DERIVATIVES AND HEDGING ACTIVITIES

        The Company utilizes a risk management strategy that incorporates the use of derivative instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to modify the interest characteristics of certain investments, and its Senior Notes, Medium-Term Notes, and 8.25% TOPrS. Swap contracts are also used to alter the effective durations of assets and liabilities. The Company uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

        Derivative instruments expose the Company to credit and market risk. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

        The Company monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. The Company’s asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate and currency exchange risk management strategies.

        All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) as an other derivative either held for investment purposes or held as a natural hedging instrument designed to act as an economic hedge against the changes in value or cash flows of a hedged item (“other” derivative). Changes in the fair value of a derivative that is highly effective as – and that is designated and qualifies as – a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as – and that is designated and qualified as – a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of other derivatives are recognized in current earnings and reported in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

        The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

        When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probably that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

Fair-Value Hedges

        The Company has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain callable Medium-Term Notes and stable value contracts. In assessing hedge effectiveness, the Company excludes the embedded call option’s time value component from each derivative’s total gain or loss. For the six months ended June 30, 2001, total measured ineffectiveness for the fair value hedging relationships was insignificant while the excluded time value component resulted in a pre-tax gain of $1.1 million. Both the measured ineffectiveness and the excluded time value component are reported in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

Cash-Flow Hedges

        The Company has not designated any hedging relationships as a cash flow hedge.

Other Derivatives

        The Company uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments as well as certain debt and preferred security obligations of the Company. For the six months ended June 30, 2001, the Company recognized total pre-tax losses of $0.3 million representing the change in fair value of these derivative instruments.

        On its foreign currency swaps, the Company recognized an $18.8 million pre-tax loss for the first six months of fiscal 2001 while recognizing a $22.9 million foreign exchange pre-tax gain on the related foreign-currency-denominated stable value contracts. The net gain primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net gain is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

        The Company has entered into asset swap arrangements to effectively sell the equity options embedded in owned convertible bonds in exchange for a interest rate swap that converts the remaining host bond to a variable rate instrument. For the six months ended June 30, 2001, the Company recognized a $3.3 million pre-tax loss for the change in the asset swaps’ fair value and recognized a $0.4 million pre-tax loss to separately record the embedded equity options at fair value.

        The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party. The Company recognized a $0.4 million pre-tax loss for the first half of 2001 for the change in the total return swap’s fair value.

NOTE K - COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income (loss) for the three and six-month periods ended June 30, 2001 and 2000:

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30                    JUNE 30
                                                     ----------------------   ------------------------
                                                         2001        2000          2001        2000
                                                         ----        ----          ----        ----
Net income .......................................   $  27,147    $  39,302    $  65,194    $  82,337
Increase (decrease) in net unrealized gains
   on investments (net of income tax:
   three months: 2001 - $(20,244); 2000 - $(6,619)
   six months: 2001 - $25,029; 2000 - $(6,694)) ..     (37,596)     (12,292)      46,483      (12,432)
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2001 - $288; 2000 -$900
   six months: 2001 - $(242); 2000 - $74) ........         535        1,671         (452)         137
Transition adjustment on derivative financial
   instruments (net of income tax:
   six months: 2001 - $2,127) ....................           0            0        3,951            0
                                                     ---------    ---------    ---------    ---------
Comprehensive income (loss) ......................   $  (9,914)   $  28,681    $ 115,176    $  70,042
                                                     =========    =========    =========    =========

NOTE L - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE M - ACQUISITION

        On June 22, 2001, the Company announced that it has agreed to acquire the stock of Inter-State Assurance Company and First Variable Life Insurance Company from Ilona Financial Group, Inc., a subsidiary of Irish life & Permanent plc of Dublin, Ireland. The transaction is subject to regulatory approval and certain customary closing conditions. The purchase price is approximately $250 million. The companies’ business primarily consists of universal life insurance products and fixed and variable annuities, representing approximately 170,000 policies, $160 million of annual premiums, and $1.6 billion of reserves.

NOTE N - SUBSEQUENT EVENT

        On July 10, 2001, the Company announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. for approximately $300 million. The Company anticipates that the transaction will close in the fourth quarter of 2001, and will be accounted for as discontinued operations. The transaction is subject to regulatory approval and certain customary closing conditions. The Company will realize a pretax gain on the sale, but will incur income tax expense and exit costs that will result in a loss after income tax of approximately $23.9 million. The Company will also discontinue other health insurance lines that are operated by the Dental Benefits Division, but are currently reported in the Corporate and Other segment. These other health insurance lines reported a pretax loss of approximately $16.0 million in the second quarter of 2001 due to reserve strengthening that the Company believes is sufficient to cover net operating losses expected during the run-off of the business.

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

        This report includes “forward-looking statements” which express expectations of future events and/or results. All statements based on future expectations rather than on historical facts are forward-looking statements that involve a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 herein for more information about factors which could affect future results.

        The following discussion and analysis primarily relates to the six months ended June 30, 2001, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the three months ended June 30, 2001, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company’s operating results, information related to the quarters ended June 30, 2001, and June 30, 2000, have been provided. It is management’s opinion that quarterly operating results for insurance enterprises are not necessarily indicative of results to be achieved in succeeding quarters, and that a review of operating results over a longer period yields a better understanding of the Company’s performance.

RESULTS OF OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (“premiums and policy fees”) and the percentage change from the prior period:

                                      PREMIUMS AND POLICY FEES
       SIX MONTHS              ------------------------------------
         ENDED                       AMOUNT             PERCENTAGE
        JUNE 30                  (IN THOUSANDS)          INCREASE
       ----------                --------------         ----------
         2000                       $426,197               8.2%
         2001                        482,097              13.1

        Premiums and policy fees increased $55.9 million or 13.1% in the first six months of 2001 as compared to the first six months of 2000. Premiums and policy fees in the Individual Life Division increased $9.4 million in the first six months of 2001 as compared to the same period in 2000. Premiums and policy fees in the West Coast Division increased $12.8 million in the first six months of 2001 as compared to the first six months of 2000. Premiums and policy fees in the Acquisitions Division are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In January 2001, the Company coinsured a block of individual life policies from Standard Insurance Company. This coinsurance arrangement resulted in a $32.9 million increase in premium and policy fees. Premiums and policy fees from older acquired blocks declined $4.7 million in the first six months of 2001 as compared to the same period last year. Premiums and policy fees in the Dental Benefits Division decreased $3.7 million in the first six months of 2001 as compared to the same period in 2000. Premiums and policy fees related to the Financial Institutions Division increased $10.3 million in the first six months of 2001 as compared to the first six months of 2000. The decrease in premiums and policy fees from the Investment Products Division was $0.5 million. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $0.6 million.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income and the percentage change from the prior period:

                                 NET INVESTMENT INCOME
       SIX MONTHS         -----------------------------------
         ENDED                 AMOUNT            PERCENTAGE
        JUNE 30            (IN THOUSANDS)         INCREASE
       ---------           --------------        ----------
         2000                $357,791                7.4%
         2001                 422,671               18.1

        Net investment income in the first six months of 2001 was $422.7 million or 18.1% higher than the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The January 2001 coinsurance arrangement resulted in an increase in investment income of $26.8 million.

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

        The following table sets forth realized investment gains (losses) for the periods shown:

                                   REALIZED INVESTMENT GAINS/(LOSSES)
                                             (IN THOUSANDS)
      SIX MONTHS            -----------------------------------------------
         ENDED                   FIXED MATURITIES     DERIVATIVE FINANCIAL
        JUNE 30                AND EQUITY SECURITIES      INSTRUMENTS
      ----------            ------------------------  ---------------------
         2000                        $(211)                 $(199)
         2001                          694                    877

        Realized investment gains related to fixed maturity and equity securities were $0.7 million for the first six months of 2001 compared to a loss of $0.2 million for the corresponding period of 2000. Realized investment gains related to derivative financial instruments were $0.9 million in 2001 compared to losses of $0.2 million in the same period of 2000.

Other Income

        The following table sets forth other income for the periods shown:

           SIX MONTHS
              ENDED                     OTHER INCOME
             JUNE 30                   (IN THOUSANDS)
           ----------                  --------------
              2000                        $98,725
              2001                         66,459

        Other income consists primarily of revenues from the Company’s broker-dealer subsidiary, direct response businesses, and service contract business, fees from variable insurance products, and revenues of the Company’s non-insurance subsidiaries. Other income in the first six months of 2001 was $32.3 million lower than the corresponding period of 2000. Other income in the first six months of 2000 included $24.1 million from the sale of the Company’s Hong Kong affiliate. In the first six months of 2001, revenues from the Company’s broker-dealer subsidiary and service contract businesses decreased $5.5 million and $1.8 million, respectively, as compared to the same period in 2000. Revenues from the Company’s direct response businesses increased $1.3 million over the same period. Other income from all other sources decreased $2.2 million in the first six months of 2001 as compared to the first six months of 2000.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                 OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                  SIX MONTHS ENDED JUNE 30
                                       (IN THOUSANDS)

                                                                2001         2000
Operating Income (Loss)(1),(2),(3)                              ----         ----
Life Insurance
     Individual Life(2)..................................   $  20,589    $  19,821
     West Coast .........................................      21,318       16,885
     Acquisitions .......................................      31,595       26,049
Specialty Insurance Products
     Dental Benefits ....................................      17,358       14,368
     Financial Institutions .............................      17,212       14,436
Retirement Savings and Investment Products
     Stable Value Products ..............................      16,655       15,947
     Investment Products ................................       8,356        7,290
Corporate and Other(3)...................................     (23,717)      14,510
                                                             --------     --------
           Total operating income .......................     109,366      129,306
                                                             --------     --------
Realized Investment Gains (Losses)
     Stable Value Products ..............................       2,695          (89)
     Investment Products ................................          24          420
     Unallocated Realized Investment Gains (Losses) .....      (1,148)        (741)
Related Amortization of Deferred Policy Acquisition Costs
     Investment Products ................................         (24)        (420)
                                                             --------     --------
           Total net ....................................       1,547         (830)
                                                             --------     --------
Income (Loss) Before Income Tax(2),(3)
Life Insurance
     Individual Life(2)..................................      20,589       19,821
     West Coast .........................................      21,318       16,885
     Acquisitions .......................................      31,595       26,049
Specialty Insurance Products
     Dental Benefits ....................................      17,358       14,368
     Financial Institutions .............................      17,212       14,436
Retirement Savings and Investment Products
     Stable Value Products ..............................      19,350       15,858
     Investment Products ................................       8,356        7,290
Corporate and Other(3)...................................     (23,717)      14,510
Unallocated Realized Investment Gains (Losses) ..........      (1,148)        (741)
                                                             --------     --------
           Total income before income tax ...............   $ 110,913    $ 128,476
                                                             ========     ========

(1)  Income before income tax excluding  realized  investment gains and losses and related  amortization of deferred policy acquisition costs.

(2)  Operating income and income before tax for the Individual Life Division have been increased by pretax minority  interest in income of consolidated subsidiaries of $12 in 2001 and reduced by $315 in 2000.

(3)  Operating  income and income before income tax for the Corporate and Other segment have been reduced by pretax  minority  interest in income of  consolidated  subsidiaries  of $4,026  and  $6,831  in the  first six  months of 2001 and 2000,  respectively.  Such minority interest related to payments made on the Company's 8.25% TOPrSSM, and FELINE PRIDESSM.

        The Individual Life Division’s pretax operating income was $20.6 million in the first six months of 2001 compared to $19.8 million in the same period of 2000. During the first six months of 2001 as compared to the same period in 2000 the Division experienced increased net investment income from an internal interest rate swap with the Company’s Stable Value Products Division. This increase was partially offset by a change in mortality experience. The Division’s mortality experience was approximately $0.3 million less favorable than expected in the first six months of 2001 as compared to being approximately $1.2 million better than expected in the first six months of 2000.

        West Coast had pretax operating income of $21.3 million for the first six months of 2001 compared to $16.9 million for the same period last year. The increase reflects the Division’s growth through sales.

        Pretax operating income from the Acquisitions Division was $31.6 million in the first six months of 2001 as compared to $26.0 million in the same period of 2000. The coinsurance of a block of life insurance policies from Standard Life Insurance Company resulted in $5.9 million of the increase in earnings in the first six months of 2001 as compared to the same period last year. Additionally, the Division received $0.7 million additional investment income in the first six months of 2001 from an internal interest rate swap with the Company’s Stable Value Products Division. These increases were partially offset by a change in mortality experience. The Division’s mortality experience was $0.3 million less favorable than expected in the first six months of 2001 as compared to $1.8 million better than expected in first six months of 2000.

        The Dental Benefits Division’s pretax operating income was $17.4 million in the first six months of 2001 compared to $14.4 million in the first six months of 2000. Dental Benefits’ earnings have increased in 2001 primarily as a result of reduced expenses and improved claims experience.

        Pretax operating income of the Financial Institutions Division was $17.2 million in the first six months of 2001 as compared to $14.4 million in the same period of 2000. The Division’s results in the first six months of 2001 include approximately $1.3 million of unusual income resulting from the release of liabilities associated with certain lapsed service contract business. Service contract loss ratios improved in the first six months of 2001 as compared to the same period last year. Also, credit life and disability claims improved in the first half of 2001, but this benefit was partially offset by higher lapses due to refinancings and a weaker economy.

        The Stable Value Products Division had pretax operating income of $16.7 million in the first six months of 2001 as compared to $15.9 million in the corresponding period of 2000. This increase is due primarily to higher account balances. Realized investments gains associated with this Division in the first six months of 2001 were $2.7 million as compared to losses of $0.1 million in the same period last year. As a result, total pretax earnings were $19.4 and $15.9 million in the first six months of 2001 and 2000, respectively.

        The Investment Products Division’s pretax operating income was $8.4 million in the first six months of 2001 compared to $7.3 million in the same period of 2000. During the second quarter of 2001, the Company allocated approximately $1.0 million of additional investment income to the Division to recognize an income tax benefit the Company received that is attributable to the Division. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in the first six months of 2001 and 2000.

        Earnings from the Corporate and Other segment consist primarily of net investment income on unallocated capital, interest expense on substantially all debt, several lines of business which the Company is not actively marketing (mostly health insurance), and the operations of several small noninsurance subsidiaries. Pretax operating losses of this segment were $23.7 million in the first six months of 2001 as compared to pretax operating income of $14.5 million in the first six months of 2000. The second quarter of 2001 included a loss of $16.0 million related to reserve strengthening in the health insurance lines that will be discontinued when the sale of the Dental Benefits Division is completed. (See section entitled “Other Matters” included herein). The segment’s 2000 results included $24.1 million from the sale of the Company’s Hong Kong affiliate. Income from other sources increased $1.9 million in the first six months of 2001 as compared to the first six months of 2000.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

            SIX MONTHS
              ENDED                          ESTIMATED EFFECTIVE
             JUNE 30                          INCOME TAX RATES
            ----------                       -------------------
               2000                                 35.8%
               2001                                 34.4

        The effective income tax rate for the full year of 2000 was approximately 35.8%. Management’s estimate of the effective income tax rate for 2001 is approximately 34.4%.

Net Income Before Cumulative Effect of Change in Accounting Principle

        The following table sets forth net income before cumulative effect of change in accounting principle and net income before cumulative effect of change in accounting principle per share for the periods shown, and the percentage change from the prior period:

                NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
SIX MONTHS  -------------------------------------------------------------------------------
  ENDED         TOTAL       PER SHARE-     PERCENTAGE      PER SHARE-      PERCENTAGE
 JUNE 30    (IN THOUSANDS)    BASIC    INCREASE/(DECREASE)  DILUTED     INCREASE/(DECREASE)
----------  --------------  ---------- ------------------- ----------   -------------------
   2000        $82,337       $1.25            9.6%           $1.24             9.7%
   2001         72,787        1.06          (15.2)            1.05           (15.3)

        Compared to the same period in 2000, net income per share-diluted in the first six months of 2001 decreased 15.3%, reflecting improved operating earnings in all Divisions and higher realized investment gains which were offset by lower operating results in the Corporate and Other segment. The Corporate and Other segment includes income of $.24 per share relating to the sale of the Company’s Hong Kong affiliate in the first quarter of 2000, and includes a loss in the 2001 second quarter of $.15 per share relating to reserve strengthening in other health insurance lines. Excluding the effects of the sale of the Hong Kong affiliate and the reserve strengthening, net income per share-diluted in the first six months of 2001 was $1.20 compared to $1.00 in the same period of 2000.

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

Other Matters

        On July 10, 2001, the Company announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. for approximately $300 million. The Company anticipates that the transaction will close in the fourth quarter of 2001, and will be accounted for as discontinued operations. The transaction is subject to regulatory approval and certain customary closing conditions. The Company will realize a pretax gain on the sale, but will incur income tax expense and exit costs that will result in an after tax loss of approximately $23.9 million. The Company will also discontinue other health insurance lines that are operated by the Dental Benefits Division, but are currently reported in the Corporate and Other segment. These other health insurance lines reported a loss in the second quarter of 2001 of approximately $16.0 million due to reserve strengthening that the Company believes is sufficient to cover net operating losses expected during the run-off of the business.

        On June 22, 2001, the Company announced that it had agreed to acquire the stock of Inter-State Assurance Company and First Variable Life Insurance Company from Ilona Financial Group, Inc., a subsidiary of Irish life & Permanent plc of Dublin, Ireland. The transaction is subject to regulatory approval and certain customary closing conditions. The purchase price is approximately $250 million. The companies’ business primarily consists of universal life insurance products and fixed and variable annuities, representing approximately 170,000 policies, $160 million of annual premiums, and $1.6 billion of reserves.

Recently Issued Accounting Standards

        In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001. The adoption of this accounting standard did not have a material effect on the Company’s financial position or results of operations.

        In June 2001, the FASB issued SFAS Nos. 141, "Business Combinations", and 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and effective for any goodwill or intangible asset acquired after June 30, 2001. The Company does not expect the adoption of SFAS No. 142 to have a material effect on the Company's financial position or results of operations.

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

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 2001, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $8,665.2 million, which is 0.2% above amortized cost of $8,651.6 million. The Company had $2,455.1 million in mortgage loans at June 30, 2001. While the Company’s mortgage loans do not have quoted market values, at June 30, 2001, the Company estimates the market value of its mortgage loans to be $2,555.0 million (using discounted cash flows from the next call date), which is 4.1% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

        For several years, the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2001, approximately $558.2 million of the Company’s mortgage loans have this participation feature.

        At June 30, 2001, delinquent mortgage loans and foreclosed real estate were 0.2% of invested assets. Bonds rated less than investment grade were 2.6% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s allowance for uncollectible amounts on investments was $21.8 million at June 30, 2001.

        Policy loans at June 30, 2001, were $329.1 million, an increase of $98.5 million from December 31, 2000. The January 2001 coinsurance arrangement resulted in an increase in policy loans of $99.3 million. Policy loan rates are generally in the 4.0% to 8.0% range; such rate is at least equal to the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may be less than prevailing interest rates. At June 30, 2001, the Company had outstanding mortgage loan commitments of $363.9 million.

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

        At June 30, 2001, the Company had policy liabilities and accruals of $6.8 billion. The Company’s life insurance products have a weighted average minimum credited interest rate of approximately 4.4%.

        At June 30, 2001, the Company had $3.5 billion of stable value contract account balances and $2.2 billion of annuity account balances.

Derivative Financial Instruments

        The Company utilizes a risk management strategy that incorporates the use of derivative instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. The Company used interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to modify the interest characteristics of certain investments, its Senior Notes, Medium-Term Notes, and 8.25% TOPrS. Swap contracts are also used to alter the effective durations of assets and liabilities. The Company uses currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

        Derivative instruments expose the Company to credit and market risk. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

        The Company monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. The Company’s asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate and currency exchange risk management strategies.

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

        The Company believes its asset/liability management programs and procedures and certain product features provide protection for the Company against the effects of changes in interest rates under various scenarios. Additionally, the Company believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligations to pay benefits under its various insurance and deposit contracts. However, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

        Approximately one-fourth of the Company’s liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates. The effect of such changes in any one-year is not expected to be material.

        Cash outflows related to stable value contracts (primarily maturing contracts and expected withdrawals) were approximately $874 million during 2000. Cash outflows related to stable value contracts are estimated to be approximately $800 million in 2001. At June 30, 2001, the Company had $30.1 million, $62.7 million, and $62.9 million of contracts which may be terminated by the contract holder upon seven, thirty, or ninety days notice, respectively. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at June 30, 2001, to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of $453.3 million. The Company’s subsidiaries held $249.3 million in cash and short-term investments at June 30, 2001. The Company had an additional $7.0 million in cash and short-term investments available for general corporate purposes.

        While the Company generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may from time to time exceed the funds then available. Therefore, the Company has arranged sources of credit for its insurance subsidiaries to use when needed. At June 30, 2001, Protective Life Insurance Company had $58.3 million of securities sold under repurchase agreements with an interest rate of 4.2%. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may from time to time sell short-duration stable value products to complement its cash management practices.

        The Company has also used securitization transactions (commercial mortgage loans) to increase its liquidity. During the period ended June 30, 2001, the Company entered into no such transactions.

Capital

        At June 30, 2000, Protective Life Corporation had borrowings of $15.0 million under its $125.0 million revolving lines of credit at a weighted average interest rate of 4.2%.

        The Company’s cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal and management services rendered to the subsidiaries, and investment income. At December 31, 2000, approximately $463.5 million of consolidated share-owners’ equity, excluding net unrealized losses on investments, represented net assets of the Company’s insurance subsidiaries that cannot be transferred to the Company. In addition, the states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends to the Company.

        The Company plans to retain substantial portions of the earnings of its life insurance subsidiaries in those companies primarily to support their future growth. The Company’s cash disbursements have from time to time exceeded its cash receipts, and these shortfalls have been funded through various external financings. Therefore, the Company may from time to time require additional external financing.

        To give the Company flexibility in connection with future acquisitions and other growth opportunities, the Company has registered debt securities, preferred and common stock, and stock purchase contracts of the Company, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis. In February 2001, the Company issued $100 million of Floating Rate Senior Notes (“Floating Rate Notes”) under this shelf registration. The Floating Rate Notes are due February 28, 2003, and bear an interest rate of LIBOR plus .375%, adjusted quarterly.

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

        The Company is not aware of any pending or threatened regulatory action with respect to the Company or any of its subsidiaries that is reasonably likely to have a material effect on the Company.

        Legislation has been enacted that permits commercial banks, insurance companies and investment banks to combine, provided certain requirements are satisfied. While the Company cannot predict the impact of this legislation, it could cause the Company to experience increased competition as larger, potentially more efficient organizations emerge from such combinations.

        Legislation has recently been enacted that would, over time, reduce and ultimately eliminate the estate tax, subject to subsequent legislative action. Life insurance products are often used to fund estate tax obligations. If the estate tax were eliminated, the demand for certain life insurance products would be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

        There has been no material change from the disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II

Item 6.                Exhibits and Reports on Form 8-K

                (a)      Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Corporation

Date:	August 14, 2001	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)