Form 10-Q
period 2001-09-30
PROTECTIVE LIFE CORP
filed 2001-11-14
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of November 9, 2001: 68,555,172 shares.

PROTECTIVE LIFE CORPORATION

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants........................................
       Consolidated Condensed Statements of Income for the Three and
           Nine Months ended September 30, 2001 and 2000 (unaudited)............
       Consolidated Condensed Balance Sheets as of September 30, 2001
           (unaudited) and December 31, 2000....................................
       Consolidated Condensed Statements of Cash Flows for the
           Nine Months ended September 30, 2001 and 2000 (unaudited)............
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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of September 30, 2001, and the related consolidated condensed statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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
November 8, 2001

                                                      PROTECTIVE LIFE CORPORATION
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                              (UNAUDITED)

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30                     SEPTEMBER 30
                                                           ------------------------------  ------------------------------
                                                                  2001           2000           2001             2000
REVENUES                                                          ----           ----           ----             ----
    Premiums and policy fees ...........................   $    420,744    $    412,221    $  1,264,606    $  1,224,082
    Reinsurance ceded ..................................       (192,542)       (199,680)       (554,307)       (585,344)
                                                                -------         -------       ---------       ---------
      Premiums and policy fees, net of reinsurance ceded        228,202         212,541         710,299         638,738
    Net investment income ..............................        224,292         187,625         646,963         545,416
    Realized investment gains (losses)
      Derivative financial instruments .................          9,902           2,285          10,779           2,086
      All other investments ............................        (10,654)         (6,931)         (9,960)         (7,142)
    Other income .......................................         41,301          35,649         107,760         134,374
                                                                -------         -------       ---------       ---------
                                                                493,043         431,169       1,465,841       1,313,472
                                                                -------         -------       ---------       ---------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2001 - $179,043; 2000 - $131,984
      nine months: 2001 - $371,256; 2000 - $371,234) ...        288,292         254,185         901,582         755,768
    Amortization of deferred policy acquisition costs ..         34,584          38,054          95,203         107,018
    Amortization of goodwill ...........................          2,279           2,023           6,746           5,866
    Other operating expenses (net of reinsurance ceded:
      three months: 2001 - $33,675; 2000 - $48,461
      nine months: 2001 - $119,138; 2000 - $131,268) ...        104,200          83,861         287,710         263,299
                                                                -------         -------       ---------       ---------
                                                                429,355         378,123       1,291,241       1,131,951
                                                                -------         -------       ---------       ---------
INCOME BEFORE INCOME TAX ...............................         63,688          53,046         174,600         181,521

Income tax expense .....................................         21,064          19,067          59,189          65,205
                                                                -------         -------        --------       ---------
INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE .....................         42,624          33,979         115,411         116,316

Cumulative effect of change in accounting principle ....                                         (7,593)
                                                                -------         -------        --------        --------
NET INCOME .............................................   $     42,624    $     33,979    $    107,818    $    116,316
                                                                =======         =======        ========        ========
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE PER SHARE - BASIC ..........   $        .61    $        .52    $       1.67    $       1.77
                                                                =======         =======        ========        ========
NET INCOME PER SHARE - BASIC ...........................   $        .61    $        .52    $       1.56    $       1.77
                                                                =======         =======        ========        ========
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE PER SHARE - DILUTED ........   $        .61    $        .52    $       1.66    $       1.76
                                                                =======         =======        ========        ========
NET INCOME PER SHARE - DILUTED .........................   $        .61    $        .52    $       1.55    $       1.76
                                                                =======         =======        ========        ========
DIVIDENDS PAID PER SHARE ...............................   $        .14    $        .13    $        .41    $        .38
                                                                =======         =======        ========        ========
Average shares outstanding - basic .....................     69,954,622      65,912,449      69,260,452      65,797,684
Average shares outstanding - diluted ...................     70,459,522      66,350,622      69,768,623      66,258,911

See notes to consolidated condensed financial statements

                                                      PROTECTIVE LIFE CORPORATION
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (DOLLARS IN THOUSANDS)

                                                                                  SEPTEMBER 30    DECEMBER 31
                                                                                      2001           2000
                                                                                 --------------  -------------
                                                                                  (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market ............................................   $  9,537,794    $  7,415,769
     Equity securities, at market ...........................................         79,200          58,700
     Mortgage loans on real estate ..........................................      2,507,560       2,268,224
     Investment in real estate, net .........................................         22,992          12,566
     Policy loans ...........................................................        329,762         230,527
     Other long-term investments ............................................        183,696          66,462
     Short-term investments .................................................        144,002         189,161
                                                                                  ----------      ----------
       Total investments ....................................................     12,805,006      10,241,409
   Cash .....................................................................        272,992          55,494
   Accrued investment income ................................................        148,492         122,314
   Accounts and premiums receivable, net ....................................        117,798          85,223
   Accounts receivable - investments ........................................        558,900
   Reinsurance receivables ..................................................      1,153,644       1,100,131
   Deferred policy acquisition costs ........................................      1,374,836       1,189,380
   Goodwill, net ............................................................        247,952         250,321
   Property and equipment, net ..............................................         55,794          54,253
   Other assets .............................................................        262,369         138,419
   Assets related to separate accounts
     Variable annuity .......................................................      1,514,327       1,841,439
     Variable universal life ................................................         65,193          63,504
     Other ..................................................................          3,923           3,746
                                                                                  ----------      ----------
                                                                                $ 18,581,226    $ 15,145,633
                                                                                  ==========      ==========
LIABILITIES
   Policy liabilities and accruals ..........................................   $  6,949,783    $  5,969,473
   Stable value contract account balances ...................................      3,838,608       3,177,863
   Annuity account balances .................................................      2,407,805       1,916,894
   Other policyholders' funds ...............................................        144,762         125,533
   Accounts payable - investments ...........................................        939,951
   Other liabilities ........................................................        461,389         393,262
   Accrued income taxes .....................................................         15,108         (35,330)
   Deferred income taxes ....................................................        181,671          79,066
   Debt .....................................................................        410,498         306,125
   Guaranteed Preferred Beneficial Interests
     8.25% Trust Originated Preferred Securities ............................         75,000          75,000
     6.5% FELINE PRIDES .....................................................                        115,000
     7.5% Trust Originated Preferred Securities .............................        100,000
   Liabilities related to separate accounts
     Variable annuity .......................................................      1,514,327       1,841,439
     Variable universal life ................................................         65,193          63,504
     Other ..................................................................          3,923           3,746
                                                                                  ----------      ----------
                                                                                  17,108,018      14,031,575
                                                                                  ----------      ----------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value,
     Shares authorized: 3,600,000; Issued: None
   Junior Participating Cumulative Preferred Stock, $1.00 par value
     Shares authorized: 400,000; Issued: None
   Common Stock, $.50 par value, Shares authorized: 160,000,000
     Shares issued: 2001 - 73,251,960; 2000 - 69,333,117 ....................         36,626          34,667
   Additional paid-in capital ...............................................        404,827         289,819
   Treasury stock, at cost (2001 - 4,696,788 shares; 2000 - 4,775,550 shares)        (15,897)        (12,812)
   Stock held in trust (2001 - 49,761 shares; 2000 - 36,210 shares) .........         (1,290)         (1,318)
   Unallocated stock in Employee Stock Ownership Plan
     (2001 - 1,001,401 shares; 2000 - 1,112,668 shares) .....................         (3,686)         (3,686)
   Retained earnings ........................................................        938,988         858,761
   Accumulated other comprehensive income (loss):
     Net unrealized gains (losses) on investments (net of income
       tax: 2001 - $61,191 ; 2000 - $(27,662)) ..............................        113,640         (51,373)
                                                                                  ----------      ----------
                                                                                   1,473,208       1,114,058
                                                                                  ----------      ----------
                                                                                $ 18,581,226    $ 15,145,633
                                                                                  ==========      ==========

See notes to consolidated condensed financial statements

                                       PROTECTIVE LIFE CORPORATION
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)
                                               (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                      -------------------------------
                                                                             2001           2000
                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .....................................................   $    107,818    $    116,316
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Realized investment (gains) losses ...........................           (819)          5,056
     Amortization of deferred policy acquisition costs ............         95,203         111,866
     Capitalization of deferred policy acquisition costs ..........       (232,630)       (266,820)
     Depreciation expense .........................................          9,360           6,574
     Deferred income tax ..........................................         24,681          21,345
     Accrued income tax ...........................................         50,438          (2,792)
     Amortization of goodwill .....................................          6,746           5,866
     Interest credited to universal life and investment products ..        681,442         633,147
     Policy fees assessed on universal life and investment products       (155,106)       (147,933)
     Change in accrued investment income and other receivables ....        (91,629)         56,902
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products ....................         (3,217)        (83,797)
     Change in other liabilities ..................................         65,279         (24,882)
     Other (net) ..................................................        (30,651)         21,542
                                                                        -----------     -----------
   Net cash provided by operating activities ......................        526,915         452,390
                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale ...............................      2,632,151       9,559,553
     Other ........................................................        208,632          35,696
   Sale of investments
     Investments available for sale ...............................      2,010,863         580,406
     Other ........................................................          1,363          66,795
   Cost of investments acquired
     Investments available for sale ...............................     (6,078,444)    (10,376,308)
     Corporate owned life insurance ...............................       (100,000)
     Other ........................................................       (119,025)       (307,318)
   Acquisitions and bulk reinsurance assumptions ..................        132,284        (150,903)
   Purchase of property and equipment .............................         (9,810)         (4,294)
                                                                        -----------     -----------
   Net cash used in investing activities ..........................     (1,321,986)       (596,373)
                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit
     arrangements and debt ........................................      1,403,783       1,754,479
   Principal payments on line of credit arrangements and debt .....     (1,299,410)     (1,714,287)
   Dividends to share owners ......................................        (27,591)        (24,526)
   Issuance of guaranteed preferred beneficial interests ..........        100,000
   Sale (Purchase) of common stock held in trust ..................             28            (701)
   Investment product deposits and changes in universal
     life deposits ................................................      1,537,164       1,533,505
   Investment product withdrawals .................................       (701,405)     (1,379,119)
                                                                        -----------     -----------
   Net cash provided by financing activities ......................      1,012,569         169,351
                                                                        -----------     -----------
INCREASE IN CASH ..................................................        217,498          25,368
CASH AT BEGINNING OF PERIOD .......................................         55,494          51,642
                                                                        -----------     -----------
CASH AT END OF PERIOD .............................................   $    272,992    $     77,010
                                                                        ===========     ===========

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

        A number of civil verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

NOTE C - GUARANTEED PREFERRED BENEFICIAL INTERESTS

        In 1997, a special purpose finance subsidiary of the Company, PLC Capital Trust I, issued $75 million of 8.25% Trust Originated Preferred Securities (“TOPrSSM”). The 8.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 8.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust I’s obligations with respect to the 8.25% TOPrS.

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

        Also in 1997, another special purpose finance subsidiary, PLC Capital Trust II, issued $115 million of FELINE PRIDESSM which are comprised of stock purchase contracts and a beneficial ownership of 6.5% TOPrS. The sole assets of PLC Capital Trust II were $118.6 million of Protective Life Corporation 6.5% Subordinated Debentures due 2003, Series C. On February 16, 2001, the Company issued 3,918,843 shares of its Common Stock under the stock purchase contracts. In the transaction, substantially all of the 6.5% TOPrS and the underlying subordinated debt were redeemed. The dividend rate on the TOPrS that remained outstanding after February 16, 2001, was reset to 6.77% under a formula specified in the agreement. The remaining outstanding TOPrS and underlying subordinated debt were redeemed on April 11, 2001.

        On August 17, 2001, a third special purpose finance subsidiary of the Company, PLC Capital Trust III, issued $100 million of 7.5% TOPrS. The 7.5% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 7.5% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust III’s obligations with respect to the 7.5% TOPrS.

        PLC Capital Trust III was formed solely to issue securities and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of PLC Capital Trust III are $103.1 million of Protective Life Corporation 7.5% Subordinated Debentures due 2031, Series D. The Company has the right under the subordinated debentures to extend interest payment periods up to five consecutive years, and, as a consequence, dividends on the 7.5% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust III during any such extended interest payment period. The 7.5% TOPrS are redeemable by PLC Capital Trust III at any time on or after August 22, 2006.

NOTE D - OPERATING SEGMENTS

        The Company operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses) and the recognition of income tax expense and the cumulative effect of change in accounting principle. There are no asset adjustments.

                                                     OPERATING SEGMENT INCOME FOR THE
                                                  THREE MONTHS ENDED SEPTEMBER 30, 2001
                                     ----------------------------------------------------------------
                                                                (IN THOUSANDS)

                                                                              SPECIALTY INSURANCE
                                                 LIFE INSURANCE                    PRODUCTS

                                      INDIVIDUAL                               DENTAL    FINANCIAL
                                         LIFE     WEST COAST  ACQUISITIONS    BENEFITS  INSTITUTIONS
                                      ----------  ----------  ------------    --------  ------------
Premiums and policy fees .........   $  96,488    $  33,870    $  52,538    $  85,975    $ 129,614
Reinsurance ceded ................     (75,625)     (27,376)      (9,193)      (8,334)     (68,339)
                                        ------       ------       ------       ------      -------
   Net of reinsurance ceded ......      20,863        6,494       43,345       77,641       61,275
Net investment income ............      19,902       26,351       46,229        2,444       11,888
Realized investment gains (losses)
Other income .....................      19,704                                  4,526       14,200
                                        ------       ------       ------       ------       ------
       Total revenues ............      60,469       32,845       89,574       84,611       87,363
                                        ------       ------       ------       ------       ------
Benefits and settlement expenses .      22,777       21,009       59,715       50,593       34,910
Amortization of deferred policy
   acquisition costs .............         873       4,192        7,000        1,898       13,938
Amortization of goodwill .........         140                                  1,367          769
Other operating expenses .........      22,556       (3,914)       7,194       24,015       29,705
                                        ------       ------       ------       ------       ------
       Total benefits and expenses      46,346       21,287       73,909       77,873       79,322
                                        ------       ------       ------       ------       ------
Income before income tax .........      14,123       11,558       15,665        6,738        8,041

                                        RETIREMENT SAVINGS AND
                                          INVESTMENT PRODUCTS

                                         STABLE                CORPORATE
                                         VALUE    INVESTMENT      AND                      TOTAL
                                        PRODUCTS   PRODUCTS      OTHER    ADJUSTMENTS   CONSOLIDATED
                                        --------  ----------   ---------  -----------   ------------
Premiums and policy fees .........   $                6,948    $  15,311                 $ 420,744
Reinsurance ceded ................                                (3,675)                 (192,542)
                                                      -----       ------                   -------
   Net of reinsurance ceded ......                    6,948       11,636                   228,202
Net investment income ............   $  66,373       44,206        6,899                   224,292
Realized investment gains (losses)       5,233        1,046                 $  (7,031)        (752)
Other income .....................                    2,582          289                    41,301
                                        ------       ------       ------        -----      -------
       Total revenues ............      71,606       54,782       18,824       (7,031)     493,043
                                        ------       ------       ------        -----      -------
Benefits and settlement expenses .      57,117       36,246        5,925                   288,292
Amortization of deferred policy
   acquisition costs .............         503        5,693          487                    34,584
Amortization of goodwill .........                                     3                     2,279
Other operating expenses .........         986        7,268       16,390                   104,200
                                        ------       ------       ------                   -------
       Total benefits and expenses      58,606       49,207       22,805                   429,355
                                        ------       ------       ------                   -------
Income before income tax .........      13,000        5,575       (3,981)                   63,688
Income tax expense ...............                                             21,064       21,064
                                                                                           -------
       Net income ................                                                       $  42,624
                                                                                           =======

                                                      OPERATING SEGMENT INCOME FOR THE
                                                    THREE MONTHS ENDED SEPTEMBER 30, 2000
                                     -----------------------------------------------------------------
                                                                 (IN THOUSANDS)

                                                                              SPECIALTY INSURANCE
                                               LIFE INSURANCE                       PRODUCTS

                                     INDIVIDUAL                               DENTAL      FINANCIAL
                                        LIFE      WEST COAST   ACQUISITIONS  BENEFITS    INSTITUTIONS
                                     ----------   ----------   ------------  --------    ------------
Premiums and policy fees .........   $  84,161    $  30,978    $  33,045    $ 104,130    $ 121,151
Reinsurance ceded ................     (62,308)     (24,177)      (7,240)     (23,107)     (66,531)
                                       --------     --------      -------     --------     --------
   Net of reinsurance ceded ......      21,853        6,801       25,805       81,023       54,620
Net investment income ............      15,675       22,787       29,077        2,623       11,539
Realized investment gains (losses)
Other income .....................      16,119                         8        4,851       10,745
                                       --------     --------     --------     --------     --------
       Total revenues ............      53,647       29,588       54,890       88,497       76,904
                                       --------     --------     --------     --------     --------
Benefits and settlement expenses .      16,355       21,252       32,141       54,027       34,726
Amortization of deferred policy
   acquisition costs .............       8,423        4,205        4,252        1,676       12,598
Amortization of goodwill .........          86                                  1,368          567
Other operating expenses .........      18,841       (5,357)       6,054       22,793       20,425
                                       --------     --------     --------     --------     --------
       Total benefits and expenses      43,705       20,100       42,447       79,864       68,316
                                       --------     --------     --------     --------     --------
Income before income tax .........       9,942        9,488       12,443        8,633        8,588

                                       RETIREMENT SAVINGS AND
                                        INVESTMENT PRODUCTS

                                       STABLE                   CORPORATE
                                       VALUE       INVESTMENT      AND                    TOTAL
                                      PRODUCTS      PRODUCTS      OTHER   ADJUSTMENTS  CONSOLIDATED
                                      --------     ----------   --------- -----------  ------------
Premiums and policy fees .........                $   7,850    $  30,906                 $ 412,221
Reinsurance ceded ................                               (16,317)                 (199,680)
                                                     ------       ------                   -------
   Net of reinsurance ceded ......                    7,850       14,589                   212,541
Net investment income ............   $  61,417       35,163        9,344                   187,625
Realized investment gains (losses)      (2,183)          37                 $  (2,500)      (4,646)
Other income .....................                    3,318          608                    35,649
                                        ------       ------       ------        -----      -------
       Total revenues ............      59,234       46,368       24,541       (2,500)     431,169
                                        ------       ------       ------        -----      -------
Benefits and settlement expenses .      53,270       28,963       13,451                   254,185
Amortization of deferred policy
   acquisition costs .............         229        6,230          441                    38,054
Amortization of goodwill .........                                     2                     2,023
Other operating expenses .........         879        6,487       13,739                    83,861
                                        ------       ------       ------                   -------
       Total benefits and expenses      54,378       41,680       27,633                   378,123
                                        ------       ------       ------                   -------
Income before income tax .........       4,856        4,688       (3,092)                   53,046
Income tax expense ...............                                             19,067       19,067
                                                                                           -------
       Net income ................                                                       $  33,979
                                                                                           =======

                                                      OPERATING SEGMENT INCOME FOR THE
                                                    NINE MONTHS ENDED SEPTEMBER 30, 2001
                                     -----------------------------------------------------------------
                                                                (IN THOUSANDS)

                                                                             SPECIALTY INSURANCE
                                                 LIFE INSURANCE                    PRODUCTS

                                      INDIVIDUAL                              DENTAL     FINANCIAL
                                         LIFE     WEST COAST  ACQUISITIONS   BENEFITS   INSTITUTIONS
                                      ----------  ----------  ------------   --------   ------------
Premiums and policy fees .........   $ 282,105    $  94,888    $ 154,893    $ 272,092    $ 377,891
Reinsurance ceded ................    (202,041)     (60,915)     (29,541)     (35,117)    (202,576)
                                      ---------     --------     --------     --------    ---------
   Net of reinsurance ceded ......      80,064       33,973      125,352      236,975      175,315
Net investment income ............      55,058       75,622      131,793        7,368       35,625
Realized investment gains (losses)
Other income .....................      50,965                       (52)      13,513       33,846
                                      ---------    ---------    ---------    ---------    ---------
       Total revenues ............     186,087      109,595      257,093      257,856      244,786
                                      ---------    ---------    ---------    ---------    ---------
Benefits and settlement expenses .      87,371       72,734      173,086      154,906      108,514
Amortization of deferred policy
   acquisition costs .............       8,217       11,336       14,342        5,410       36,439
Amortization of goodwill .........         329                                  4,103        2,306
Other operating expenses .........      55,458       (7,351)      22,405       69,341       72,274
                                      ---------    ---------    ---------    ---------    ---------
       Total benefits and expenses     151,375       76,719      209,833      233,760      219,533
                                      ---------    ---------    ---------    ---------    ---------
Income before income tax .........      34,712       32,876       47,260       24,096       25,253

                                           RETIREMENT SAVINGS AND
                                            INVESTMENT PRODUCTS

                                          STABLE                      CORPORATE
                                          VALUE       INVESTMENT         AND                        TOTAL
                                         PRODUCTS      PRODUCTS         OTHER     ADJUSTMENTS    CONSOLIDATED
                                         --------     ----------      ----------  -----------    ------------
Premiums and policy fees .........                  $    21,420    $    61,317                   $ 1,264,606
Reinsurance ceded ................                                     (24,117)                     (554,307)
                                                       ---------       --------                    ----------
   Net of reinsurance ceded ......                       21,420         37,200                       710,299
Net investment income ............   $   196,117        122,125         23,255                       646,963
Realized investment gains (losses)         7,928          1,070                   $    (8,179)           819
Other income .....................                        8,035          1,453                       107,760
                                        ---------      ---------       --------        -------    -----------
       Total revenues ............       204,045        152,650         61,908         (8,179)     1,465,841
                                        ---------      ---------       --------        -------    -----------
Benefits and settlement expenses .       167,617         99,782         37,572                       901,582
Amortization of deferred policy
   acquisition costs .............         1,111         17,011          1,337                        95,203
Amortization of goodwill .........                                           8                         6,746
Other operating expenses .........         2,967         21,926         50,690                       287,710
                                        ---------      ---------       --------                   -----------
       Total benefits and expenses       171,695        138,719         89,607                     1,291,241
                                        ---------      ---------       --------                   -----------
Income before income tax .........        32,350         13,931        (27,699)                      174,600
Income tax expense ...............                                                     59,189         59,189
Cumulative effect of change in
   accounting principle ..........                                                     (7,593)        (7,593)
                                                                                                  ------------
       Net income ................                                                               $   107,818
                                                                                                  ============

                                                       OPERATING SEGMENT INCOME FOR THE
                                                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    ---------------------------------------------------------------------
                                                                (IN THOUSANDS)

                                                                              SPECIALTY INSURANCE
                                                LIFE INSURANCE                      PRODUCTS

                                     INDIVIDUAL                               DENTAL      FINANCIAL
                                        LIFE      WEST COAST  ACQUISITIONS   BENEFITS    INSTITUTIONS
                                     ----------   ----------  ------------   --------    ------------
Premiums and policy fees .........   $ 250,557    $  99,939    $ 101,803    $ 304,123    $ 355,692
Reinsurance ceded ................    (178,942)     (78,426)     (22,151)     (60,069)    (197,362)
                                      ---------     --------     --------    ---------    ---------
   Net of reinsurance ceded ......      71,615       21,513       79,652      244,054      158,330
Net investment income ............      45,095       66,999       87,992        8,720       34,125
Realized investment gains (losses)
Other income .....................      53,274                         9       12,728       31,947
                                      ---------     --------    ---------    ---------    ---------
       Total revenues ............     169,984       88,512      167,653      265,502      224,402
                                      ---------     --------    ---------    ---------    ---------
Benefits and settlement expenses .      62,365       64,670       96,691      164,772       99,674
Amortization of deferred policy
   acquisition costs .............      22,957       10,120       13,179        4,715       35,371
Amortization of goodwill .........         256                                  4,044        1,558
Other operating expenses .........      54,643      (12,651)      19,291       68,970       64,775
                                      ---------    ---------    ---------    ---------    ---------
       Total benefits and expenses     140,221       62,139      129,161      242,501      201,378
                                      ---------    ---------    ---------    ---------    ---------
Income before income tax .........      29,763       26,373       38,492       23,001       23,024

                                           RETIREMENT SAVINGS AND
                                            INVESTMENT PRODUCTS
                                          STABLE                      CORPORATE
                                          VALUE        INVESTMENT        AND                        TOTAL
                                        PRODUCTS        PRODUCTS        OTHER     ADJUSTMENTS    CONSOLIDATED
                                        --------       ----------     ----------  -----------    ------------
Premiums and policy fees .........                  $    22,858    $    89,110                   $ 1,224,082
Reinsurance ceded ................                                     (48,394)                     (585,344)
                                                        --------       --------                    ----------
   Net of reinsurance ceded ......                       22,858         40,716                       638,738
Net investment income ............   $   178,850         95,888         27,747                       545,416
Realized investment gains (losses)        (2,272)           457                    $   (3,241)        (5,056)
Other income .....................                        8,379         28,037                       134,374
                                        ---------      ---------       --------        -------    -----------
       Total revenues ............       176,578        127,582         96,500         (3,241)     1,313,472
                                        ---------      ---------       --------        -------    -----------
Benefits and settlement expenses .       152,299         78,837         36,460                       755,768
Amortization of deferred policy
   acquisition costs .............           658         18,298          1,720                       107,018
Amortization of goodwill .........                                           8                         5,866
Other operating expenses .........         2,907         18,469         46,895                       263,299
                                        ---------      ---------       --------                   -----------
       Total benefits and expenses       155,864        115,604         85,083                     1,131,951
                                        ---------      ---------       --------                   -----------
Income before income tax .........        20,714         11,978         11,417                       181,521
Income tax expense ...............                                                     65,205         65,205
                                                                                                  -----------
       Net income ................                                                               $   116,316
                                                                                                  ===========

                                                         OPERATING SEGMENT ASSETS
                                                            SEPTEMBER 30, 2001
                                    ---------------------------------------------------------------
                                                               (IN THOUSANDS)

                                                                            SPECIALTY INSURANCE
                                               LIFE INSURANCE                     PRODUCTS

                                     INDIVIDUAL                               DENTAL    FINANCIAL
                                        LIFE     WEST COAST  ACQUISITIONS    BENEFITS  INSTITUTIONS
                                     ----------  ----------  ------------    --------  ------------

Investments and other assets ....   $1,518,044   $1,734,832   $2,429,131   $  192,664   $1,089,022
Deferred policy acquisition costs
   and goodwill .................      508,429      315,094      292,569      212,247      167,336
                                    -----------  -----------  -----------  -----------  -----------
       Total assets .............   $2,026,473   $2,049,926   $2,721,700   $  404,911   $1,256,358
                                    ===========  ===========  ===========  ===========  ===========

                                            RETIREMENT SAVINGS AND
                                               INVESTMENT PRODUCTS

                                       STABLE                    CORPORATE
                                       VALUE      INVESTMENT        AND          TOTAL
                                      PRODUCTS     PRODUCTS        OTHER      CONSOLIDATED
                                     ----------   -----------   -----------   -------------
Investments and other assets ....   $ 3,995,087   $ 3,990,980   $ 2,008,678    $16,958,438
Deferred policy acquisition costs
   and goodwill .................         6,899       144,246       (24,032)     1,622,788
                                    ------------  ------------  ------------   ------------
       Total assets .............   $ 4,001,986   $ 4,135,226   $ 1,984,646    $18,581,226
                                    ============  ============  ============   ============

                                                     OPERATING SEGMENT ASSETS
                                                        DECEMBER 31, 2000
                                  ----------------------------------------------------------------
                                                          (IN THOUSANDS)

                                                                            SPECIALTY INSURANCE
                                              LIFE INSURANCE                      PRODUCTS

                                   INDIVIDUAL                                DENTAL    FINANCIAL
                                      LIFE      WEST COAST   ACQUISITIONS   BENEFITS  INSTITUTIONS
                                   ----------   ----------   ------------   --------  ------------
Investments and other assets ....   $1,249,462   $1,576,577   $1,604,853   $  209,583   $1,382,132
Deferred policy acquisition costs
   and goodwill .................      354,320      276,518      223,430      214,770      152,964
                                    -----------  -----------  -----------  -----------  -----------
       Total assets .............   $1,603,782   $1,853,095   $1,828,283   $  424,353   $1,535,096
                                    ===========  ===========  ===========  ===========  ===========

                                      RETIREMENT SAVINGS AND
                                        INVESTMENT PRODUCTS

                                       STABLE                     CORPORATE
                                       VALUE       INVESTMENT        AND        TOTAL
                                      PRODUCTS      PRODUCTS        OTHER    CONSOLIDATED
                                      --------     ----------     ---------- ------------
Investments and other assets ....   $ 3,340,099   $ 3,842,655   $   500,571   $13,705,932
Deferred policy acquisition costs
   and goodwill .................         2,144       133,751        81,804     1,439,701
                                    ------------  ------------  ------------  ------------
       Total assets .............   $ 3,342,243   $ 3,976,406   $   582,375   $15,145,633
                                    ============  ============  ============  ============

NOTE E - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 2001, and for the nine months then ended, the Company’s insurance subsidiaries had combined share-owners’ equity and a net loss prepared in conformity with statutory reporting practices of $629.2 million and $63.5 million, respectively. The net loss was primarily due to the payment of a reinsurance-ceding commission to coinsure a block of individual life policies from Standard Insurance Company.

        The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (“Codification”). Codification changed statutory accounting rules in several areas and was effective January 1, 2001. The adoption of Codification did not have a material effect on the Company’s insurance subsidiaries’ statutory capital.

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

        The Company’s balance sheets at September 30, 2001 and December 31, 2000, prepared on the basis of reporting investments at amortized cost rather than at market values are as follows:

                                                   September 30      December 31
                                                   ------------      -----------
                                                           (In Thousands)

Total investments ..........................       $12,595,752       $10,317,657
Deferred policy acquisition costs ..........         1,409,259         1,192,696
All other assets ...........................         4,401,384         3,714,844
                                                    ----------        ----------
                                                   $18,406,395       $15,225,197
                                                    ==========        ==========
Deferred income taxes ......................       $   120,480       $   107,257
All other liabilities ......................        16,926,347        13,952,509
                                                    ----------        ----------
                                                    17,046,827        14,059,766

Share-owners' equity .......................         1,359,568         1,165,431
                                                    ----------        ----------
                                                   $18,406,395       $15,225,197
                                                    ==========        ==========

NOTE G - SENIOR NOTES

        In February, 2001 the Company issued $100 million of Floating Rate Senior Notes (“Floating Rate Notes”) which are due February 28, 2003. The Floating Rate Notes will bear interest at the annual rate of LIBOR plus .375%, which is redetermined quarterly. The interest rate of the Floating Rate Notes is 3.89% at September 30, 2001.

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

        A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the three month and nine month periods ended September 30, 2001 and 2000 is summarized as follows:

                                    RECONCILIATION OF NET INCOME AND
                                       AVERAGE SHARES OUTSTANDING

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30                    SEPTEMBER 30
                                                              ------------------------------  -----------------------------
                                                                    2001            2000            2001          2000
                                                                    ----            ----            ----          ----

Net income ................................................   $     42,624    $     33,979    $    107,818    $    116,316
Dividends on FELINE PRIDES ................................                          (1)             (1)             (1)
                                                               ------------    ------------    ------------    ------------

Adjusted net income .......................................   $     42,624    $     33,979    $    107,818    $    116,316
                                                               ============    ============    ============    ============
Average shares issued and outstanding .....................     68,555,172      64,557,053      67,862,926      64,539,632
Stock held in trust .......................................        (49,761)        (45,715)        (45,053)        (43,673)
Issuable under various deferred compensation plans ........      1,449,211       1,401,111       1,442,579       1,301,725
                                                               ------------    ------------    ------------    ------------
Average shares outstanding - basic ........................     69,954,622      65,912,449      69,260,452      65,797,684
Stock held in trust .......................................         49,761          45,715          45,053          43,673
Stock appreciation rights .................................        229,440         159,373         230,179         132,594
Issuable under various other stock-based compensation plans        225,699         233,085         232,939         284,960
FELINE PRIDES stock purchase contracts ....................                          (1)             (1)             (1)
                                                               ------------    ------------    ------------    ------------
Average shares outstanding - diluted ......................     70,459,522      66,350,622      69,768,623      66,258,911
                                                               ============    ============    ============    ============

      (1) Excluded because the effect is anti-dilutive

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the Company to record all derivative financial instruments, at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of $7.6 million ($0.11 per share on both a basic and diluted basis) and a cumulative after-tax increase to other comprehensive income of $4.0 million on January 1, 2001. The charge to net income and increase to other comprehensive income primarily resulted from the recognition of derivative instruments embedded in the Company’s corporate bond portfolio. In addition, the charge to net income includes the recognition of the ineffectiveness on existing hedging relationships including the difference in spot and forward exchange rates related to foreign currency swaps used as an economic hedge of foreign-currency-denominated stable value contracts. Prospectively, the adoption of SFAS No. 133 may introduce volatility into the Company’s reported net income and other comprehensive income depending on future market conditions and the Company’s hedging activities.

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

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company’s financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and expands the use of discontinued operations accounting to include more types of transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on the Company’s financial position or results of operations.

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

Fair-Value Hedges

        The Company has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain callable Medium-Term Notes and stable value contracts. In assessing hedge effectiveness, the Company excludes the embedded call option’s time value component from each derivative’s total gain or loss. For the nine months ended September 30, 2001, total measured ineffectiveness for the fair value hedging relationships was insignificant while the excluded time value component resulted in a pre-tax gain of $1.4 million. Both the measured ineffectiveness and the excluded time value component are reported in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

Cash-Flow Hedges

        The Company has not designated any hedging relationships as a cash flow hedge.

Other Derivatives

        The Company uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments as well as certain debt and preferred security obligations of the Company. For the nine months ended September 30, 2001, the Company recognized total pre-tax gains of $11.6 million representing the change in fair value of these derivative instruments.

        On its foreign currency swaps, the Company recognized a $0.9 million pre-tax loss for the first nine months of fiscal 2001 while recognizing a $6.1 million foreign exchange pre-tax gain on the related foreign-currency-denominated stable value contracts. The net gain primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net gain is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

        The Company has entered into asset swap arrangements to effectively sell the equity options embedded in owned convertible bonds in exchange for a interest rate swap that converts the remaining host bond to a variable rate instrument. For the nine months ended September 30, 2001, the Company recognized a $12.0 million pre-tax gain for the change in the asset swaps’ fair value and recognized a $17.2 million pre-tax loss to separately record the embedded equity options at fair value.

        The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party. The Company recognized a $2.2 million pre-tax loss for the first nine months of 2001 for the change in the total return swap’s fair value.

NOTE K - COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the three and nine-month periods ended September 30, 2001 and 2000:

                                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30                           SEPTEMBER 30
                                                          ----------------------------            -------------------------
                                                              2001              2000                 2001            2000
                                                              ----              ----                 ----            ----
Net income                                                $  42,624           $ 33,979             $107,818        $116,316
Increase (decrease) in net unrealized gains
   on investments (net of income tax:
   three months: 2001 - $58,210; 2000 - $39,587
   nine months: 2001 - $83,240; 2000 - $32,892)             108,105             73,518              154,588          61,086
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2001 - $3,728; 2000 -$2,426
   nine months: 2001 - $3,486; 2000 - $2,500)                 6,926              4,505                6,474           4,642
Transition adjustment on derivative financial
   instruments (net of income tax:
   nine months: 2001 - $2,127)                                    0                  0                3,951               0
                                                            -------            -------              -------         -------
Comprehensive income                                       $157,655           $112,002             $272,831        $182,044
                                                            =======            =======              =======         =======

NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION

         The following table sets forth supplemental cash flow information for the periods presented below:

                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30
                                                                                          ---------------------------------
                                                                                               2001                2000
                                                                                               ----                 ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period:
     Interest on debt                                                                      $   19,510            $  16,630
     Income taxes                                                                                 431               44,220

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Unsettled investment sales                                                                 558,900
   Unsettled investment purchases                                                             939,951
   Redemption of FELINE PRIDES (see Note C)                                                   115,000
   Acquisition and related reinsurance transactions:
     Assets acquired, net of cash                                                             662,918              496,221
     Liabilities assumed                                                                     (795,202)            (345,318)
                                                                                             ---------            ---------
     Net                                                                                    $(132,284)            $150,903
                                                                                             =========            =========

NOTE M - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE N - ACQUISITION

        On October 1, 2001, the Company completed the acquisition of the stock of Inter-State Assurance Company and First Variable Life Insurance Company from Ilona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc of Dublin, Ireland. The purchase price was approximately $250 million. The companies’ business primarily consists of universal life insurance products and fixed and variable annuities, representing approximately 170,000 policies, $160 million of annual premiums, and $1.6 billion of reserves.

NOTE O - PENDING SALE OF DENTAL BENEFITS DIVISION

        On July 10, 2001, the Company announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. for approximately $300 million. The Company anticipates that the transaction will close in December 2001, and will be accounted for as discontinued operations. The transaction is subject to regulatory approval and certain customary closing conditions. The Company will realize a pretax gain on the sale, but will incur income tax expense and exit costs that currently are estimated to result in a loss after income tax of approximately $23.9 million. The Company will also discontinue other health insurance lines that are operated by the Dental Benefits Division, but are currently reported in the Corporate and Other segment. These other health insurance lines reported a pretax loss of approximately $16.0 million in the second quarter of 2001 due to reserve strengthening.

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

        The following discussion and analysis primarily relates to the nine months ended September 30, 2001, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended September 30, 2001, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company’s operating results, information related to the quarters ended September 30, 2001, and September 30, 2000, has been provided. It is management’s opinion that quarterly operating results for insurance enterprises are not necessarily indicative of results to be achieved in succeeding quarters, and that a review of operating results over a longer period yields a better understanding of the Company’s performance.

RESULTS OF OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (“premiums and policy fees”):

                            THREE MONTHS ENDED    NINE MONTHS ENDED
                               SEPTEMBER 30         SEPTEMBER 30
                            ------------------    -----------------
                             2001       2000       2001       2000
                             ----       ----       ----       ----

                                         (IN THOUSANDS)

Premiums and Policy Fees   $228,202   $212,541   $710,299   $638,738

        Premiums and policy fees increased $71.6 million or 11.2% in the first nine months of 2001 as compared to the first nine months of 2000. Premiums and policy fees in the Individual Life Division increased $8.5 million in the first nine months of 2001 as compared to the same period in 2000. Premiums and policy fees in the West Coast Division increased $12.5 million in the first nine months of 2001 as compared to the first nine months of 2000. Premiums and policy fees in the Acquisitions Division are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In January 2001, the Company coinsured a block of individual life policies from Standard Insurance Company. This coinsurance arrangement resulted in a $52.2 million increase in premium and policy fees. Premiums and policy fees from older acquired blocks declined $6.5 million in the first nine months of 2001 as compared to the same period last year. Premiums and policy fees in the Dental Benefits Division decreased $7.1 million in the first nine months of 2001 as compared to the same period in 2000. Premiums and policy fees related to the Financial Institutions Division increased $17.0 million in the first nine months of 2001 as compared to the first nine months of 2000. The decrease in premiums and policy fees from the Investment Products Division was $1.4 million. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $3.5 million.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

                         THREE MONTHS ENDED   NINE MONTHS ENDED
                            SEPTEMBER 30        SEPTEMBER 30
                         ------------------   -----------------
                           2001      2000       2001       2000
                           ----      ----       ----       ----
                                     (IN THOUSANDS)

Net Investment Income   $224,292   $187,625   $646,963   $545,416

        Net investment income in the first nine months of 2001 was $101.5 million or 18.6% higher than the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The January 2001 coinsurance arrangement resulted in an increase in investment income of $41.9 million.

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

        The following table sets forth realized investment gains (losses) for the periods shown:

    REALIZED INVESTMENT             THREE MONTHS ENDED       NINE MONTHS ENDED
       GAINS/(LOSSES)                   SEPTEMBER 30            SEPTEMBER 30
    -------------------             ------------------       -----------------
                                      2001        2000        2001        2000
                                      ----        ----        ----        ----
                                                  (IN THOUSANDS)

Derivative Financial Instruments   $  9,902    $  2,285    $ 10,779    $  2,086

All Other Investments ..........   $(10,654)   $ (6,931)   $ (9,960)   $ (7,142)

        Realized investment gains related to derivative financial instruments were $10.8 million for the first nine months of 2001 compared to gains of $2.1 million in the same period of 2000. Realized investment losses related to all other investments were $10.0 million for the first nine months of 2001 compared to a loss of $7.1 million for the corresponding period of 2000. During the third quarter of 2001, the Company recorded other than temporary impairments in its investments of $12.6 million.

Other Income

        The following table sets forth other income for the periods shown:

                THREE MONTHS ENDED    NINE MONTHS ENDED
                   SEPTEMBER 30          SEPTEMBER 30
                ------------------    -----------------
                  2001       2000      2001       2000
                  ----       ----      ----       ----
                            (IN THOUSANDS)

Other Income   $ 41,301   $ 35,649   $107,760   $134,374

        Other income consists primarily of revenues from the Company's broker-dealer subsidiary, direct response businesses, and service contract business, fees from variable insurance products, and revenues of the Company's non-insurance subsidiaries. Other income in the first nine months of 2001 was $26.6 million lower than the corresponding period of 2000. Other income in the first nine months of 2000 included $24.8 million from the sale of the Company's Hong Kong affiliate. In the first nine months of 2001, revenues from the Company's broker-dealer subsidiary decreased $7.3 million as compared to the same period in 2000. Revenues from the Company's direct response businesses and service contract businesses increased $6.1 and $0.3 million, respectively, over the same period. Other income from all other sources decreased $0.9 million in the first nine months of 2001 as compared to the first nine months of 2000.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                     OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                             (IN THOUSANDS)

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30             SEPTEMBER 30
                                                         -------------------      -------------------
                                                          2001         2000        2001          2000
Operating Income (Loss)(1)                                ----         ----        ----          ----
Life Insurance
     Individual Life ..............................   $  14,123    $   9,942    $  34,712    $  29,763
     West Coast ...................................      11,558        9,488       32,876       26,373
     Acquisitions .................................      15,665       12,443       47,260       38,492
Specialty Insurance Products
     Dental Benefits ..............................       6,738        8,633       24,096       23,001
     Financial Institutions .......................       8,041        8,588       25,253       23,024
Retirement Savings and Investment Products
     Stable Value Products ........................       7,767        7,039       24,422       22,986
     Investment Products ..........................       4,529        4,688       12,885       11,978
Corporate and Other ...............................      (3,981)      (3,092)     (27,699)      11,417
                                                         -------      -------     --------     --------
           Total operating income .................      64,440       57,729      173,805      187,034
                                                         -------      -------     --------     --------
Realized Investment Gains (Losses)
     Stable Value Products ........................       5,233       (2,183)       7,928       (2,272)
     Investment Products ..........................       1,046           37        1,070          457
     Unallocated Realized Investment Gains (Losses)      (7,031)      (2,500)      (8,179)      (3,241)
Related Amortization of Deferred Policy
  Acquisition Costs
     Investment Products ..........................           0          (37)         (24)        (457)
                                                         -------     --------     --------      -------
           Total net ..............................        (752)      (4,683)         795       (5,513)
                                                         -------     --------     --------      -------
Income (Loss) Before Income Tax
Life Insurance
     Individual Life ..............................      14,123        9,942       34,712       29,763
     West Coast ...................................      11,558        9,488       32,876       26,373
     Acquisitions .................................      15,665       12,443       47,260       38,492
Specialty Insurance Products
     Dental Benefits ..............................       6,738        8,633       24,096       23,001
     Financial Institutions .......................       8,041        8,588       25,253       23,024
Retirement Savings and Investment Products
     Stable Value Products ........................      13,000        4,856       32,350       20,714
     Investment Products ..........................       5,575        4,688       13,931       11,978
Corporate and Other ...............................      (3,981)      (3,092)     (27,699)      11,417
Unallocated Realized Investment Gains (Losses) ....      (7,031)      (2,500)      (8,179)      (3,241)
                                                        --------     --------    ---------    ---------
           Total income before income tax .........   $  63,688    $  53,046    $ 174,600    $ 181,521
                                                        ========     ========    =========    =========
(1)  Income before income tax excluding  realized  investment gains and losses and related  amortization of deferred policy acquisition costs.

        The Individual Life Division's pretax operating income was $34.7 million in the first nine months of 2001 compared to $29.8 million in the same period of 2000. The Division's mortality experience was $1.8 million less favorable than expected in the first nine months of 2001 (including life insurance claims related to the attacks on September 11 which after reinsurance netted to $0.5 million) as compared to $2.5 million better than expected in the first nine months of 2000. The higher claims were offset by earnings growth. Also, the Division received $3.1 million of additional investment income in the first nine months of 2001 from an internal duration/interest rate swap with the Company's Stable Value Products Division.

        West Coast had pretax operating income of $32.9 million for the first nine months of 2001 compared to $26.4 million for the same period last year. The increase reflects the Division’s growth through sales.

        Pretax operating income from the Acquisitions Division was $47.3 million in the first nine months of 2001 as compared to $38.5 million in the same period of 2000. The coinsurance of a block of life insurance policies from Standard Life Insurance Company resulted in $9.4 million of the increase in earnings in the first nine months of 2001 as compared to the same period last year. Additionally, the Division received $2.0 million additional investment income in the first nine months of 2001 from an internal interest rate swap with the Company’s Stable Value Products Division. These increases were partially offset by a change in mortality experience. The Division’s mortality experience was $1.6 million less favorable than expected in the first nine months of 2001 as compared to $2.9 million better than expected in first nine months of 2000.

        The Dental Benefits Division’s pretax operating income was $24.1 million in the first nine months of 2001 compared to $23.0 million in the first nine months of 2000. Earlier this year, the Company announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. The companies anticipate that the transaction will be completed in December, subject to regulatory approval and customary closing conditions.

        Pretax operating income of the Financial Institutions Division was $25.3 million in the first nine months of 2001 as compared to $23.0 million in the same period of 2000. Service contract claims were seasonally higher in the 2001 third quarter consistent with last year. Incurred credit insurance claims were also higher in the current quarter, but were offset by a release of reserves in the quarter. The Division’s future results may be negatively affected by the slowing economy. Lower consumer lending and fewer automobile purchases could negatively affect the Division’s sales. Also, the level of claims typically increases in a slowing economy.

        The Stable Value Products Division had pretax operating income of $24.4 million in the first nine months of 2001 as compared to $23.0 million in the corresponding period of 2000. This increase is due primarily to higher account balances. Operating spreads in the first nine months of 2001 were lower than last year. Internal duration/interest rate swaps between the Division and the Individual Life and Acquisitions Divisions shifted investment income to those Divisions as short-term interest rates have fallen and the yield curve has steepened. Realized investments gains associated with this Division in the first nine months of 2001 were $7.9 million as compared to losses of $2.3 million in the same period last year. As a result, total pretax earnings were $32.4 and $20.7 million in the first nine months of 2001 and 2000, respectively.

        The Investment Products Division’s pretax operating income was $12.9 million in the first nine months of 2001 compared to $12.0 million in the same period of 2000. The 2001 results include a $2.0 million tax benefit related to the Division’s variable annuities which was partially offset by a $0.9 million increase in reserves related to minimum death benefit guarantees. An additional $1.0 million of tax benefits is expected in the 2001 fourth quarter. The Division’s future results may also be negatively affected by the slowing economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the Division assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. The Division had $1.0 million in realized investment gains in the first nine months of 2001. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in the same period last year. As a result, total pretax earnings were $13.9 million in the first nine months of 2001, as compared to $12.0 million in the same period of 2000.

        Earnings from the Corporate and Other segment consist primarily of net investment income on unallocated capital, interest expense on substantially all debt, several lines of business which the Company is not actively marketing (mostly health insurance), and the operations of several small noninsurance subsidiaries. Pretax operating losses of this segment were $27.7 million in the first nine months of 2001 as compared to pretax operating income of $11.4 million in the first nine months of 2000. The first nine months of 2001 included a loss of $16.0 million related to reserve strengthening in the health insurance lines that will be discontinued when the sale of the Dental Benefits Division is completed. (See section entitled “Other Matters” included herein). The segment’s first quarter 2000 results included $24.1 million from the sale of the Company’s Hong Kong affiliate. Excluding the other health insurance lines’ reserve strengthening in the second quarter of 2001, and the sale of the Company’s Hong Kong affiliate in the first quarter of 2000, the Corporate and Other business segment had a pretax operating loss of $11.7 million in the first nine months of 2001, compared to a loss of $12.6 million in the same period of 2000.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                            THREE MONTHS ENDED   NINE MONTHS ENDED
                               SEPTEMBER 30         SEPTEMBER 30
                            ------------------   -----------------
                               2001    2000        2001    2000
                               ----    ----        ----    ----
Estimated Effective Income
   Tax Rates .............     33.1%   35.9%       33.9%   35.8%

        The effective income tax rate for the full year of 2000 was approximately 35.8%. Management’s estimate of the effective income tax rate for 2001 is approximately 33.9%.

Net Income Before Cumulative Effect of Change in Accounting Principle

        The following table sets forth net income before cumulative effect of change in accounting principle and net income before cumulative effect of change in accounting principle per share for the periods shown:

       NET INCOME BEFORE         THREE MONTHS ENDED       NINE MONTHS ENDED
     CUMULATIVE EFFECT OF            SEPTEMBER 30             SEPTEMBER 30
CHANGE IN ACCOUNTING PRINCIPLE   ------------------   --------------------------
                                 2001         2000         2001          2000
                                 ----         ----         ----          ----
Total (in thousands)        $   42,624   $   33,979   $   115,411   $   116,316
Per Share-Basic ....        $      .61   $      .52   $      1.67   $      1.77
Per Share-Diluted ..        $      .61   $      .52   $      1.66   $      1.76

        Compared to the same period in 2000, net income per share-diluted in the first nine months of 2001 decreased 5.7%, reflecting improved operating earnings in all Divisions and higher realized investment gains which were offset by lower operating results in the Corporate and Other segment. The Corporate and Other segment includes a loss in the 2001 second quarter of $.15 per share relating to reserve strengthening in other health insurance lines,. and includes income of $.24 per share relating to the sale of the Company’s Hong Kong affiliate in the first quarter of 2000. Excluding the effects of the reserve strengthening and the sale of the Hong Kong affiliate, net income per share-diluted in the first nine months of 2001 was $1.80 compared to $1.52 in the same period of 2000.

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

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company’s financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and expands the use of discontinued operations accounting to include more types of transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on the Company’s financial position or results of operations.

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

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 2001, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $9,537.8 million, which is 2.3% above amortized cost of $9,327.0 million. The Company had $2,507.6 million in mortgage loans at September 30, 2001. While the Company’s mortgage loans do not have quoted market values, at September 30, 2001, the Company estimates the market value of its mortgage loans to be $2,714.4 million (using discounted cash flows from the next call date), which is 8.3% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations should not adversely affect liquidity.

        For several years, the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2001, approximately $564.8 million of the Company’s mortgage loans have this participation feature.

        At September 30, 2001, delinquent mortgage loans and foreclosed real estate were 0.2% of invested assets. Bonds rated less than investment grade were 2.7% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s allowance for uncollectible amounts on investments was $34.4 million at September 30, 2001.

        Policy loans at September 30, 2001, were $329.8 million, an increase of $99.2 million from December 31, 2000. The January 2001 coinsurance arrangement resulted in an increase in policy loans of $100.3 million. Policy loan rates are generally in the 4.0% to 8.0% range; such rate is at least equal to the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may be less than prevailing interest rates. At September 30, 2001, the Company had outstanding mortgage loan commitments of $292.0 million.

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

        At September 30, 2001, the Company had policy liabilities and accruals of $6.9 billion. The Company’s life insurance products have a weighted average minimum credited interest rate of approximately 4.4%.

        At September 30, 2001, the Company had $3.8 billion of stable value contract account balances and $2.4 billion of annuity account balances.

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

        Approximately one-fourth of the Company’s liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates. The effect of such changes in any one-year period is not expected to be material.

        Cash outflows related to stable value contracts (primarily maturing contracts and expected withdrawals) were approximately $874 million during 2000. Cash outflows related to stable value contracts are estimated to be approximately $800 million in 2001. At September 30, 2001, the Company had $30.1 million, $62.7 million, and $62.9 million of contracts which may be terminated by the contract holder upon seven, thirty, or ninety days notice, respectively. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at September 30, 2001, to fund mortgage loans in the amount of $292.0 million. The Company’s subsidiaries held $359.8 million in cash and short-term investments at September 30, 2001. The Company had an additional $57.2 million in cash and short-term investments available for general corporate purposes.

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

        The Company has also used securitization transactions (commercial mortgage loans) to increase its liquidity. During the period ended September 30, 2001, the Company entered into no such transactions.

Capital

        At September 30, 2001, Protective Life Corporation had no borrowings under its $125.0 million revolving lines of credit. In October 2001, the Company replaced its existing lines of credit with a new revolving line of credit arrangement under which the Company can borrow up to $200 million.

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

        On August 17, 2001, a special purpose finance subsidiary of the Company, PLC Capital Trust III, issued $100 million of 7.5% Trust Originated Preferred Securities (“TOPrS”). The 7.5% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 7.5% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust III’s obligations with respect to the 7.5% TOPrS.

        PLC Capital Trust III was formed solely to issue securities and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of PLC Capital Trust III are $103.1 million of Protective Life Corporation 7.5% Subordinated Debentures due 2031, Series D. The Company has the right under the subordinated debentures to extend interest payment periods up to five consecutive years, and, as a consequence, dividends on the 7.5% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust III during any such extended interest payment period. The 7.5% TOPrS are redeemable by PLC Capital Trust III at any time on or after August 22, 2006.

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

        On July 10, 2001, the Company announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. for approximately $300 million. The Company anticipates that the transaction will close in December 2001, and will be accounted for as discontinued operations. The transaction is subject to regulatory approval and certain customary closing conditions. The Company will realize a pretax gain on the sale, but will incur income tax expense and exit costs that currently are estimated to result in an after tax loss of approximately $23.9 million. The Company will also discontinue other health insurance lines that are operated by the Dental Benefits Division, but are currently reported in the Corporate and Other segment. These other health insurance lines reported a loss in the second quarter of 2001 of approximately $16.0 million due to reserve strengthening.

        On October 1, 2001, the Company completed the acquisition of the stock of Inter-State Assurance Company and First Variable Life Insurance Company from Ilona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc of Dublin, Ireland. The purchase price was approximately $250 million. The companies’ business primarily consists of universal life insurance products and fixed and variable annuities, representing approximately 170,000 policies, $160 million of annual premiums, and $1.6 billion of reserves.

        The Company believes that the tragic events of September 11, 2001, will have little direct effect on the Company’s operations or financial strength. However, many of the Company’s businesses and the performance of the Company’s investment portfolio are affected by general economic conditions, therefore a downturn in the general economy could have a negative effect on the Company’s operations and financial strength.

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

Protective Life Corporation

Date:	November 14, 2001	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)