Form 10-K
period 2001-12-31
PROTECTIVE LIFE CORP
filed 2002-03-27
CIK 355429

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

For the fiscal year ended December 31, 2001	Commission File Number 1-12332

Protective Life Corporation

(Exact name of Registrant as specified in its charter)

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223

(Address of principal executive offices, including zip code)

DELAWARE	95-2492236
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identificiation No.)

Registrant's telephone number, including area code (205) 879-9230

_____________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.50 Par Value
Series A Junior Participating Cumulative Preferred Stock, $1.00 Par Value
PLC Capital Trust I 8.25% Trust Originated Preferred Securities
PLC Capital Trust III 7.5% Trust Originated Preferred Securities
Guarantees Issued for the Benefit of Holders of:
PLC Capital Trust I 8.25% Trust Originated Preferred Securities
Guarantees Issued for the Benefit of Holders of:
PLC Capital Trust III 7.5% Trust Originated Preferred Securities
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
Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 8, 2002: $2,102,188,319
Number of shares of Common Stock, $0.50 Par Value, outstanding as of March 8, 2002:68,643,043

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2001 Annual Report To Share Owners (the "2001 Annual Report To Share Owners") are incorporated by reference into Parts I, II, and IV of this Report.

Portion of the Registrant's Proxy Statement dated March 30, 2002, are incorporated by reference into Part III of this Report.

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

                                            PART I

Item 1.       Business.............................................................

Item 2.       Properties...........................................................

Item 3.       Legal Proceedings....................................................

Item 4.       Submission of Matters to a Vote of Security Holders..................

                                            PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Share-Owner Matters........................................

Item 6.       Selected Financial Data..............................................

Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................

Item 7a.      Quantitative and Qualitative Disclosure About Market Risk............

Item 8.       Financial Statements and Supplementary Data..........................

Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure................................

                                            PART III

Item 10.      Directors and Executive Officers of the Registrant...................

Item 11.      Executive Compensation...............................................

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management.........................................................

Item 13.      Certain Relationships and Related Transactions.......................

                                           PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K........................................................

PART I

Item 1. Business

        Protective Life Corporation is a holding company, whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company is the Company’s largest operating subsidiary. Unless the context otherwise requires, the “Company” refers to the consolidated group of Protective Life Corporation and its subsidiaries.

        Copies of the Company’s Proxy Statement and 2001 Annual Report to Share Owners will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Share-Owner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 868-3573, FAX (205) 868-3541. Copies may also be requested through the Internet from the Company’s Worldwide Web Site (www.protective.com). The information incorporated herein by reference is also electronically accessible through the Internet from the “EDGAR Database of Corporate Information” on the Securities and Exchange Commission’s World Wide Web site (www.sec.gov).

        The Company operates business segments each having a strategic focus which can be grouped into three general categories: life insurance, retirement savings and investment products, and specialty insurance products.

        The following table shows the percentages of pretax operating income from continuing operations represented by each of the strategic focuses and the Corporate and Other segment.

                                                       RETIREMENT
                                                      SAVINGS AND              SPECIALTY              CORPORATE
       YEAR ENDED                 LIFE                 INVESTMENT              INSURANCE                 AND
      DECEMBER 31               INSURANCE               PRODUCTS               PRODUCTS                 OTHER
----------------------------------------------------------------------------------------------------------------------

          1997                     56.9%                  26.6%                    9.5%                   7.0%
          1998                     56.6                   24.1                    10.4                    8.9
          1999                     59.2                   20.4                    10.7                    9.7
          2000                     66.5                   23.8                    16.5                   (6.8)
          2001                     68.3                   21.7                    14.7                   (4.7)

        Additional information concerning the Company’s divisions may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” and Note 10  to Consolidated Financial Statements in the Company’s 2001 Annual Report to Share Owners, which are incorporated herein by reference.

        In the following paragraphs, the Company reports sales and new capital invested. These statistics are used by the Company to measure the relative progress of its marketing and acquisition efforts. These statistics were derived from the Company’s various sales tracking and administrative systems and were not derived from the Company’s financial reporting systems or financial statements. These statistics attempt to measure only one of many factors that may affect future profitability, and therefore are not intended to be predictive of future profitability.

LIFE INSURANCE

        A strategic focus of the Company is to expand its individual life insurance operations through internal growth and acquisitions.

Life Marketing

        The Individual Life and West Coast Divisions support the Company’s strategy to expand its individual life insurance operations through internal growth.

        The Individual Life Division markets level premium term and term-like insurance, universal life and variable universal life products on a national basis primarily through networks of independent insurance agents. The Division has two primary agent networks. The first is based on experienced independent personal producing general agents who are recruited by regional sales managers. The Division also distributes insurance products in the life insurance brokerage market through another wholly-owned subsidiary, Empire General Life Assurance Corporation. The Division also distributes life insurance products through regional stockbrokers and banks, and through direct response and worksite arrangements.

        In 1997, the Company acquired West Coast Life Insurance Company (West Coast). The West Coast Division sells universal life and level premium term and term-like insurance products in the life insurance brokerage market and in the “bank owned life insurance” (BOLI) market. The Division primarily utilizes a distribution system comprised of brokerage general agencies who recruit a network of independent life agents. The Division also offers corporate owned life insurance products to the BOLI market through an independent marketing organization which specializes in this market. The products are sold to smaller and regional banks.

        A subsidiary of the Company, Matrix Direct, Inc. (Matrix), is a leading direct marketer of life and other insurance products. Matrix offers a full complement of direct marketing services, including market research, media buying, fulfillment, a nationally-licensed sales group and new business processing.

        Another subsidiary, ProEquities, Inc. (ProEquities), is a full-service securities broker-dealer. ProEquities primarily recruits financial planners. ProEquities makes available variable insurance products, mutual funds, and other investment products to its licensed representatives to offer to their clients and customers.

        The following table shows the Life Marketing business segment’s sales measured by new premium.

             YEAR ENDED
             DECEMBER 31                             SALES
-------------------------------------------------------------------------
                                             (DOLLARS IN MILLIONS)

                1997                                $  78.5
                1998                                  111.8
                1999                                  139.2
                2000                                  161.8
                2001                                  163.4

Acquisitions

        The Acquisitions Division focuses on acquiring, converting, and servicing policies acquired from other companies. The Division's primary focus is on life insurance policies sold to individuals. These acquisitions may be accomplished through acquisitions of companies or through the reinsurance of blocks of policies from other insurers. Forty-two transactions have been closed by the Division since 1970, including 15 since 1989. Policies acquired through the Division are usually administered as "closed" blocks; i.e., no new policies are being marketed. Therefore, the amount of insurance in force for a particular acquisition is expected to decline with time due to lapses and deaths of the insureds.

        Most acquisitions closed by the Acquisitions Division do not include the acquisition of an active sales force. In transactions where some marketing activity was included, the Company generally either ceased future marketing efforts or redirected those efforts to another division of the Company. However, in the case of the acquisition of West Coast which was closed by the Acquisitions Division, the Company elected to continue the marketing of new policies and operate West Coast as a separate division of the Company.

        The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies give it a significant competitive advantage over many other companies that attempt to make similar acquisitions. The Company expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, management believes that the Company may face increased competition for future acquisitions.

        Total revenues and income before income tax from the Acquisitions business segment are expected to decline with time unless new acquisitions are made. Therefore, the segment’s revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity.

        The following table shows the number of transactions closed by the Acquisitions business segment and the approximate amount of (statutory) capital invested for each year in which an acquisition was made.

                                  NUMBER
       YEAR ENDED                   OF                       CAPITAL
      DECEMBER 31              TRANSACTIONS                  INVESTED
--------------------------------------------------------------------------------
                                                      (DOLLARS IN MILLIONS)
          1997                     1 (1)                      $116.8 (1)
          1998                     1                            77.8
          2001                     2                           247.8
                  ___________
                  (1) West Coast

        Although acquisition opportunities were pursued, no transactions were completed in 1999 or 2000. In 2001, the Company coinsured a block of individual life policies from Standard Insurance Company, and acquired the stock of Inter-State Assurance Company and First Variable Life Insurance Company from ILona Financial Group, Inc., the U.S. subsidiary of Irish Life & Permanent plc of Dublin, Ireland.

        From time to time other of the Company’s business segments have acquired companies and blocks of policies which are included in their respective results.

RETIREMENT SAVINGS AND INVESTMENT PRODUCTS

        A second strategic focus of the Company is to offer products that respond to the shift in consumer preference to savings products brought about by demographic trends as “baby-boomers” move into the saving stage of their life cycle. The products that support this strategy are stable value contracts and annuities.

Stable Value Contracts

        The Company’s Stable Value Products Division markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans. GICs are generally contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options available to plan participants.

        The Division also markets fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments and money market funds. The Division also sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.

        The Company’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution and administration costs. Most GIC contracts and funding agreements written by the Company have maturities of three to five years.

        The following table shows the stable value contracts sales.

       YEAR ENDED                              FUNDING
       DECEMBER 31              GICS          AGREEMENTS          TOTAL
----------------------------------------------------------------------------
                                        (DOLLARS IN MILLIONS)

          1997                 $203             $461             $ 664
          1998                  488              336               824
          1999                  584              386               970
          2000                  418              801             1,219
          2001                  409              637             1,046

        The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of sales.

Annuities

        The Company’s Investment Products Division manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers and ProEquities, but are also sold through financial institutions and the Individual Life Division’s sales force.

        The Company’s fixed annuities are primarily modified guaranteed annuities which guarantee an interest rate for a fixed period. Because contract values are “market-value adjusted” upon surrender prior to maturity, these products afford the Company a measure of protection from the effects of changes in interest rates. The Company also offers variable annuities which offer the policyholder the opportunity to invest in various investment accounts.

        The following table shows fixed and variable annuity sales. The demand for annuity products is related to the general level of interest rates and performance of the equity markets.

       YEAR ENDED                 FIXED                   VARIABLE                    TOTAL
       DECEMBER 31              ANNUITIES                ANNUITIES                  ANNUITIES
------------------------------------------------------------------------------------------------------
                                                   (DOLLARS IN MILLIONS)

          1997                     $180                      $324                      $504
          1998                       97                       472                       569
          1999                      350                       361                       711
          2000                      635                       257                       892
          2001                      689                       263                       952

SPECIALTY INSURANCE PRODUCTS

        A third strategic focus of the Company is to participate in specialized segments of the insurance industry.

Credit Products

        The Financial Institutions Insurance Division markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers and markets vehicle and recreational marine extended service contracts. The Division markets through employee field representatives, independent brokers and wholly-owned subsidiaries.

        In 1997, the Company acquired the Western Diversified Group. In 2000, the Company acquired The Lyndon Insurance Group (Lyndon).

        The Company is one of the largest independent writers of credit insurance in the United States. These policies cover consumer loans made by financial institutions located primarily in the southeastern United States and automobile dealers throughout the United States.

        The following table shows the credit insurance and related product sales measured by new premium including the sales of Western Diversified and Lyndon since the date of acquisition.

             YEAR ENDED
             DECEMBER 31                             SALES
-------------------------------------------------------------------------
                                             (DOLLARS IN MILLIONS)
                1997                                 $189.3
                1998                                  273.5
                1999                                  283.4
                2000                                  523.6
                2001                                  521.5

        In 2001, approximately 60% of the business segment’s sales were through automobile dealers, and approximately 37% of sales were extended service contracts. A portion of the sales are reinsured with producer-owned reinsurers.

        The Company has also coinsured closed blocks of credit policies in 1996 and 1997, and in 1999 the Company recaptured a closed block of credit policies that it had previously ceded to another insurer.

Corporate and Other

        The Company has an additional business segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other business segments described above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several small lines of business which the Company is not actively marketing (mostly cancer insurance and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The earnings of this segment may fluctuate from year to year. In 2000, the Company sold its participation in a joint venture which owned a small life insurance company in Hong Kong.

Discontinued Operations

        On December 31, 2001, the Company completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued other remaining Dental Division operations, primarily other health insurance lines.

Investments

        The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Notes 1 and 2 to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2001 Annual Report to Share Owners.

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

        The table below shows a breakdown of the Company’s mortgage-backed securities portfolio by type at December 31, 2001. Planned amortization class securities (PACs) pay down according to a schedule. Targeted amortization class securities (TACs) pay down in amounts approximating a targeted schedule. Non-Accelerated Security (NAS) receive no principal payments in the first five years, after which NAS receive an increasing percentage of pro rata principal payments until the tenth year, after which NAS receive principal as principal of the underlying mortgages is received. All of these types of structured mortgage-backed securities give the Company some measure of protection against both prepayment and extension risk.

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

                                               PERCENTAGE OF
                                              MORTGAGE-BACKED
     TYPE                                        SECURITIES
---------------------------------------------------------------------------

     PAC                                              7.3%
     TAC                                              3.7
     NAS                                             10.5
     Accretion Directed                               4.0
     Sequential                                      14.4
     Pass Through                                    49.9
     Support                                          1.1
     CMBS                                             9.1
                                                    ------
                                                    100.0%
                                                    ======

        The Company obtains ratings of its fixed maturities from Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Corporation (S&P). If a bond is not rated by Moody's or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 2001, approximately 99.7% of bonds were rated by Moody's, S&P, or the NAIC.

        The approximate percentage distribution of the Company's fixed maturity investments by quality rating at December 31, 2001, is as follows:

RATING                                           PERCENTAGE OF FIXED
                                                 MATURITY INVESTMENTS
------------------------------------------------------------------------

AAA                                                      38.4%
AA                                                        6.3
A                                                        24.3
BBB                                                      26.7
BB or less                                                4.2
Redeemable preferred stocks                               0.1
                                                       ------
                                                       100.0%
                                                       ======

        At December 31, 2001, approximately $9,390.8 million of the Company’s $9,838.1 million bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $447.3 million of its bond portfolio was rated less than investment grade, of which $63.3 million were securities issued in Company-sponsored commercial mortgage loan securitizations.

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

        The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 2001 was $3.5 million. The average size mortgage loan in the Company’s portfolio is approximately $2.1 million. The largest single loan amount is $18.8 million.

        The following table shows a breakdown of the Company’s mortgage loan portfolio by property type at December 31, 2001:

                                               PERCENTAGE OF
                                               MORTGAGE LOANS
     PROPERTY TYPE                             ON REAL ESTATE
---------------------------------------------------------------------------
     Retail                                          74.9%
     Apartments                                       9.9
     Office Buildings                                 7.0
     Warehouses                                       7.0
     Other                                            1.2
                                                    -----
     Total                                          100.0%
                                                    =====

        Retail loans are generally on strip shopping centers located in smaller towns and anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are the largest anchor tenants (measured by the Company's exposure) at December 31, 2001:

                                                 PERCENTAGE OF
                                                 MORTGAGE LOANS
     ANCHOR TENANTS                              ON REAL ESTATE
-----------------------------------------------------------------------------

     Food Lion, Inc.                                    3.5%
     Winn Dixie Stores, Inc.                            3.4
     Wal-Mart Stores, Inc.                              3.1
     Rite-Aid Corporation                               1.9
     Walgreen Corporation                               1.8

        The Company’s mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property’s projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $548.4 million of the Company’s mortgage loans have this participation feature.

        Many of the Company’s mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

        At December 31, 2001, $29.6 million or 1.2% of the mortgage loan portfolio was nonperforming. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

        In 1996, the Company sold approximately $554 million of its mortgage loans in a securitization transaction. In 1997, the Company sold approximately $445 million of its loans in a second securitization transaction. In 1998 the Company securitized $146 million of its mortgage loans and in 1999 the Company securitized $263 million. The securitizations’ senior tranches were sold, and the Company retained the junior tranches. The Company continues to service the securitized mortgage loans. At December 31, 2001, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $286.4 million.

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

        The following table shows the investment results from continuing operations of the Company:

                                                                                              REALIZED INVESTMENT
                        CASH, ACCRUED                                                            GAINS (LOSSES)
                         INVESTMENT                                   PERCENTAGE      ----------------------------------
                         INCOME, AND                                   EARNED ON         DERIVATIVE
  YEAR ENDED           INVESTMENTS AT                              AVERAGE OF CASH        FINANCIAL         ALL OTHER
  DECEMBER 31            DECEMBER 31      NET INVESTMENT INCOME    AND INVESTMENTS       INSTRUMENTS       INVESTMENTS
------------------------------------------------------------------------------------------------------------------------
                                                (DOLLARS IN THOUSANDS)

      1997              $ 8,192,538            $583,193                  8.0%                           $       830
      1998                8,718,455             629,045                  7.7                                  3,121
      1999                8,877,038             667,968                  7.6           $  (2,279)             1,222
      2000               10,419,217             730,149                  7.6               9,013            (16,056)
      2001               13,604,102             884,041                  7.3             (11,431)            (8,740)

Life Insurance in Force

        The following table shows life insurance sales by face amount and life insurance in force.

                                                                         YEAR ENDED DECEMBER 31
                                           ----------------------------------------------------------------------------------
                                               2001             2000            1999             1998            1997
                                           ----------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
New Business Written
     Life Marketing....................     $ 40,538,738   $ 45,918,373    $   26,918,775   $   21,238,653    $12,573,522
     Group Products(1).................          123,062        143,192           123,648          113,056        124,230
     Credit Products...................        5,917,047      7,052,106         6,665,219        5,257,957      4,183,216
                                            ------------   ------------    --------------   --------------    -----------
        Total..........................     $ 46,578,847   $ 53,113,671    $   33,707,642   $   26,609,666    $16,880,968
                                            ============   ============    ==============   ==============    ===========

Business Acquired
     Life Marketing....................                                                                       $10,237,731
     Acquisitions......................     $ 19,992,424                                    $   7,787,284
     Credit Products...................                    $  2,457,296    $     620,000                        3,364,617
                                            ------------   ------------    -------------    -------------     -----------
         Total.........................     $ 19,992,424   $  2,457,296    $     620,000    $   7,787,284     $13,602,348
                                            ============   ============    =============    =============     ===========
Insurance in Force at End of Year(2)
     Life Marketing....................     $159,485,393   $129,502,305    $ 91,627,218     $ 66,086,218      $51,720,575
     Acquisitions......................       36,856,042     20,133,370      22,054,734       27,606,592       20,955,836
     Group Products(1).................        5,821,744      7,348,195       6,065,604        6,665,815        6,393,076
     Credit Products...................       12,094,947     13,438,226      10,069,030        9,632,466       10,183,997
                                            ------------   ------------    ------------     ------------      -----------
         Total.........................     $214,258,126   $170,422,096    $129,816,586     $109,991,091      $89,253,484
                                            ============   ============    ============     ============      ===========
(1)     On December 31, 2001, The Company  completed the sale of  substantially  all of its Dental  Benefits  Division,  with which the group products are associated.
(2)     Reinsurance   assumed  has  been  included;   reinsurance  ceded   (2001-$171,449,182;   2000-$128,374,583;   1999-$92,566,755;
        1998-$64,846,246; 1997-$34,139,554) has not been deducted.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

YEAR ENDED                               RATIO OF VOLUNTARY
DECEMBER 31                                 TERMINATIONS
-------------------------------------------------------------
     1997.........................              6.9%
     1998.........................              6.4
     1999.........................              6.0
     2000.........................              5.8
     2001.........................              7.4

        The amount of investment products in force is measured by account balances. The following table shows stable value contract and annuity account balances. Most of the variable annuity account balances are reported in the Company's financial statements as liabilities related to separate accounts.

                                  STABLE                MODIFIED
      YEAR ENDED                  VALUE                GUARANTEED                FIXED                VARIABLE
      DECEMBER 31               CONTRACTS              ANNUITIES               ANNUITIES              ANNUITIES
----------------------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)

          1997                   $2,684,676          $   926,071             $   453,418              $1,057,186
          1998                    2,691,697              818,566                 432,237               1,554,969
          1999                    2,680,009              941,692                 391,085               2,085,072
          2000                    3,177,863            1,384,027                 330,428               2,043,878
          2001                    3,716,530            1,883,998               1,143,394               2,131,476

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

Indemnity Reinsurance

        The Company’s insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life. In many cases the retention is less. At December 31, 2001, the Company had insurance in force of $214.3 billion of which approximately $171.4 billion was ceded to reinsurers.

        Over the past several years, the Company’s reinsurers have reduced the net cost of reinsurance to the Company. Consequently, the Company has increased the amount of reinsurance which it cedes on newly-written individual life insurance policies, and has also ceded a portion of the mortality risk of existing business of the Life Marketing and Acquisitions business segments.

        The Company also has used reinsurance in the sale of the Dental segment and to reinsure fixed annuities in conjunction with the acquisition of two small insurers.

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

        The policy liabilities and accruals carried in the Company’s financial reports presented on the basis of accounting principles generally accepted in the United States of America ( GAAP) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are carried in the Company’s financial reports at the account value of the policy or contract.

Federal Income Tax Consequences

        Existing federal laws and regulations affect the taxation of the Company’s products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. Congress has from time to time considered proposals that, if enacted, would have had an adverse impact on the federal income tax treatment of such products, or would increase the tax-deferred status of competing products. In addition, life insurance products are often used to fund estate tax obligations. Legislation has recently been enacted that would over time, reduce and eventually eliminate the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. The Company cannot predict what tax initiatives may be enacted which could adversely affect the Company.

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

        Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in a memorandum account designated as “Policyholders’ Surplus” to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders’ Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 2001, the aggregate accumulation in the Policyholders’ Surplus account was $70.5 million. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

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

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC) as modified by the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs and more conservative computations of policy liabilities. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 2001 statutory financial reports, the Company’s insurance subsidiaries are adequately capitalized under the formula.

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

        Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s financial strength. The Company’s insurance subsidiaries were assessed immaterial amounts in 2001, which will be partially offset by credits against future state premium taxes.

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

        The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by Protective Life in 2002 is estimated to be $99.0 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company’s insurance subsidiaries are domiciled, which restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

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

        Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2001 Annual Report to Share Owners.

Employees

        At December 31, 2001 the Company had approximately 2,524 authorized positions, including approximately 1,333 in Birmingham, Alabama. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2001 was approximately $8.2 million. In addition, substantially all of the employees are covered by a pension plan. The Company also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note 11 to Consolidated Financial Statements.

Item 2. Properties

        The Company’s Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,200 vehicles. In 2000, the Company began construction of a third contiguous building which will have approximately 315,000 square feet and parking for approximately 1,560 vehicles. The third building is expected to be completed during 2002. The Company has financed the construction under an operating lease arrangement.

        The Company leases administrative and marketing office space in approximately 30 cities including approximately 88,151 square feet in Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $8.7 million.

Item 3. Legal Proceedings

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company’s properties is the subject. For additional information regarding legal proceedings see “Known Trends and Uncertainties” in the Company’s 2001 Annual Report to Share Owners.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 2001 to a vote of security holders of the Company.

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

                                                           RANGE            DIVIDENDS
                                                           -----            ---------
                                                      HIGH        LOW
                                                      ----        ---
2000
  First Quarter............................         $31.75      $20.81        $.12
  Second Quarter...........................          30.75       21.25         .13
  Third Quarter............................          32.06       25.75         .13
  Fourth Quarter...........................          32.25       22.00         .13
2001
  First Quarter............................          32.16       27.69         .13
  Second Quarter...........................          34.51       29.92         .14
  Third Quarter............................          34.48       25.55         .14
  Fourth Quarter...........................          29.88       27.16         .14

        On March 8, 2002, there were approximately 2,300 owners of record of Company Common Stock.

        The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources” in the Company’s 2001 Annual Report to Share Owners. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 – “Business – Regulation”.

Item 6. Selected Financial Data

                                                                       YEAR ENDED DECEMBER 31
                                           --------------------------------------------------------------------------------
                                                 2001             2000            1999            1998            1997
                                           --------------------------------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INCOME STATEMENT DATA

Premium and policy fee.................       $1,389,820     $ 1,175,898       $ 861,027      $  790,584       $592,959
Reinsurance ceded......................         (771,151)       (686,108)       (462,297)       (378,397)      (227,623)
                                               ---------       ---------       ---------      ----------       --------
    Net of reinsurance ceded...........          618,669         489,790         398,730         412,187        365,336
Net investment income..................          884,041         730,149         667,968         629,045        583,193
Realized investment gains (losses).....
    Derivative financial instruments             (11,431)          9,013          (2,279)
    All other investments                         (8,740)        (16,056)          1,222           3,121            830
Other income...........................          131,678         151,833          89,680          60,022         31,506
                                               ---------       ---------       ---------       ---------       --------
    Total revenues.....................        1,614,217       1,364,729       1,155,321       1,104,375        980,865
Benefits and expenses..................        1,404,621       1,153,054         951,932         922,404        832,325
Income tax expense.....................           68,538          74,321          71,941          63,309         49,702
Income (loss) from discontinued
operations (1)                                   (30,522)         16,122          21,642          12,119         13,155
Extraordinary loss(2)                                                             (1,763)
Change in accounting principles (3)               (7,593)
                                               ---------       ---------      ----------       ---------      ---------
Net income.............................     $    102,943    $    153,476     $   151,327    $    130,781    $   111,993

PER SHARE DATA(4)
Income from continuing operations (5)
    basic..............................    $        2.02   $        2.09     $        2.01  $       1.87    $      1.58
Net income - basic.....................    $        1.48   $        2.33     $        2.31  $       2.06    $      1.79
Average shares outstanding - basic.....       69,410,525      65,832,349        65,604,311    63,521,587     62,429,250
Operating income - diluted(6)..........    $        2.21   $        2.15     $        2.01  $       1.83    $      1.57
Income from continuing operations (5)
    - diluted..........................    $        2.01   $        2.08     $        1.99  $       1.85    $      1.57
Net income - diluted...................    $        1.47   $        2.32     $        2.29  $       2.04    $      1.78
Average shares
    outstanding - diluted..............       69,950,173      66,281,128        66,161,367    64,087,744     62,849,618
Cash dividends.........................    $         .55   $         .51     $         .47  $        .43    $       .39
Share-owners' equity...................    $       20.42   $       17.26     $       13.41  $      14.65    $     12.30
Share-owners' equity excluding net
    unrealized gains and losses
    on investments.....................    $       19.63   $       18.05     $       15.68  $      13.80    $     11.30

(1)   Income from discontinued  operations in 2001 includes loss on sale of the Dental Division and other costs related to the discontinuance, net of income tax.
(2)   Due to early extinguishments of debt, net of income tax.
(3)   Cumulative effect of change in accounting principle relating to SFAS No. 133, net of income tax.
(4)   Prior periods have been restated to reflect a two-for-one stock split on April 1, 1998, and to reflect  discontinued
      operations.
(5)   Net income excluding extraordinary loss, change in accounting principle, and income from discontinued operations.
(6)   Net income excluding realized investment gains and losses and related amortization, extraordinary loss, change in accounting principle, and income from discontinued operations.  2000 excludes income from sale of Hong Kong affiliate of $.24 per share.

                                                                           DECEMBER 31
                                           ----------------------------------------------------------------------------
                                               2001            2000           1999           1998            1997
                                           ----------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Total assets...........................    $  19,718,824  $  15,145,633   $  12,994,164  $  11,989,495  $  10,511,635
Long-term debt(7)......................    $     376,211  $     306,125   $     181,023  $     152,286  $     120,000
Total debt(7)..........................    $     376,211  $     306,125   $     236,023  $     172,035  $     120,000
9% Cumulative Monthly Income
    Preferred Securities, Series A                                                       $      55,000  $      55,000
8.25% Trust Originated Preferred
    Securities.........................    $      75,000  $      75,000   $      75,000  $      75,000  $      75,000
7.5% Trust Originated Preferred
    Securities.........................    $     100,000
6.5% FELINE PRIDES                                        $     115,000   $     115,000  $     115,000  $     115,000
Share-owners' equity                       $   1,400,144  $   1,114,058   $     865,223  $     944,194  $     758,197
Share-owners' equity excluding net
    unrealized gains and losses
    on investments                         $   1,345,816  $   1,165,431   $   1,011,304  $     889,137  $    696,470

(7)  Excludes stable value contract account balances and annuity account balances which do not possess significant         mortality
risk.  Such account balances totaled $3.9 billion, $3.4 billion, $2.9 billion, $3.0 billion, and $3.0 billion at   December  31,  2001,
2000, 1999, 1998, and 1997, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information regarding the Company’s financial condition and results of operations is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2001 Annual Report to Share Owners and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements” in the Company’s 2001 Annual Report to Share Owners and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data for the Company and its subsidiaries, which are included under the caption “Consolidated Financial Statements” in the Company’s 2001 Annual Report to Share Owners, are incorporated herein by reference.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Share Owners of
Protective Life Corporation

Our audits of the consolidated financial statements referred to in our report dated March 1, 2002 appearing in the 2001 Annual Report to Share Owners of Protective Life Corporation and subsidiaries (which report and consolidated financial statements are incorporated by reference on this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14 (a) (2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 of the Notes to the Condensed Financial Statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
March 1, 2002

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME
PROTECTIVE LIFE CORPORATION (Parent Company)
Years Ended December 31, 2001, 2000, and 1999

(in thousands)
                                                                    2001             2000              1999
REVENUES                                                            ----             ----              ----
       Dividends from subsidiaries*                              $  3,701      $    27,362        $   18,980
       Service fees from subsidiaries*                             87,239           78,999            82,559
       Net investment income                                        6,804            7,173            10,506
       Realized investment gains (losses)                         (12,341)           6,856            (5,817)
       Other income (loss) (2000 - sale of affiliate)                               24,856             1,327
                                                                 --------         --------          --------
                                                                   85,403          145,246           107,555
                                                                 --------         --------          --------
EXPENSES
       Operating and administrative                                55,256           50,600            44,074
       Interest - subsidiaries*                                    10,163           14,085            17,217
       Interest - other                                            22,859           18,082            12,215
                                                                 --------         --------          --------
                                                                   88,278           82,767            73,506
                                                                 --------         --------          --------
INCOME BEFORE FEDERAL INCOME
       TAX AND OTHER ITEMS BELOW                                   (2,875)          62,479            34,049

INCOME TAX EXPENSE (BENEFIT)                                       (2,150)          16,468            11,136
                                                                 --------         --------          --------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
       INCOME OF SUBSIDIARIES                                        (725)          46,011            22,913

EQUITY IN UNDISTRIBUTED INCOME OF
       SUBSIDIARIES*                                              141,783           91,343           108,535
                                                                 --------          -------          --------

NET INCOME FROM CONTINUING OPERATIONS
        BEFORE EXTRAORDINARY LOSS AND
        CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                                      141,058          137,354           131,448

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
        NET OF INCOME TAX                                          (9,977)          16,122            21,642

LOSS FROM SALE OF DISCONTINUED OPERATIONS,
        NET OF INCOME TAX                                         (20,545)

EXTRAORDINARY (LOSS) ON EARLY
        EXTINGUISHMENT OF DEBT, NET OF
        INCOME TAX
                                                                                                      (1,763)
                                                                 --------         --------          --------
CUMULATIVE EFFECT OF CHANGE IN                                    110,536          153,476           151,327
        ACCOUNTING PRINCIPLE, NET OF
        INCOME TAX
                                                                   (7,593)
                                                                 --------         --------          --------
NET INCOME                                                       $102,943         $153,476          $151,327
                                                                 ========         ========          ========
---------------
*Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION (Parent Company)

(in thousands)

                                                                                            DECEMBER 31
                                                                                            -----------
                                                                                    2001                    2000
ASSETS
     Investments:
         Fixed maturities                                                       $    26,000             $     24,511
         Other long-term investments                                                 20,303                   18,027
         Short-term investments                                                          10                    4,000
         Investments in subsidiaries (equity method)*                             1,942,449                1,594,462
                                                                                  ---------                ---------
                                                                                  1,988,762                1,641,000

     Cash                                                                             2,114                    2,958
     Accrued investment income                                                                                   247
     Receivables from subsidiaries*                                                  18,171                   14,348
     Property and equipment, net                                                        285                      513
     Other                                                                           36,466                   19,880
                                                                                  ---------                ---------
                                                                                 $2,045,798               $1,678,946
                                                                                  =========                =========
LIABILITIES
     Accrued expenses and other liabilities                                     $    77,186             $     42,750
     Accrued income taxes                                                           (17,336)                 (32,264)
     Deferred income taxes                                                           36,150                   54,716
     Debt:
         Senior and Medium-Term Notes                                               369,241                  303,810
         Subsidiaries*                                                              180,413                  195,876
                                                                                  ---------                ---------
                                                                                    645,654                  564,888
                                                                                  ---------                ---------
SHARE-OWNERS' EQUITY
     Preferred Stock
     Junior Participating Cumulative
         Preferred Stock
     Common Stock                                                                    36,626                   34,667
     Additional paid-in capital                                                     405,420                  289,819
     Treasury stock                                                                 (15,895)                 (12,812)
     Stock Held in Trust                                                             (1,535)                  (1,318)
     Unallocated stock in Employee Stock Ownership Plan                              (3,317)                  (3,686)
     Retained earnings (including undistributed
         income of subsidiaries: 2001 - $1,064,188; 2000 - $922,405)                924,517                  858,761
     Accumulated other comprehensive income
         Net unrealized gains (losses) on
         investments (all from subsidiaries, net
         of income tax: 2001 - $29,254; 2000 - $(27,662))                            54,328                  (51,373)
                                                                                  ---------                ---------
                                                                                  1,400,144                1,114,058
                                                                                  ---------                ---------
                                                                                 $2,045,798               $1,678,946
                                                                                  =========                =========
------------------
*Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION (Parent Company)
Years Ended December 31, 2001, 2000, and 1999

(in thousands)

                                                                    2001                 2000                1999
CASH FLOWS FROM OPERATING ACTIVITIES                                ----                 ----                ----
     Net income                                                $  102,943            $ 153,476           $ 151,327
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
             Realized investment (gains) losses                    12,341               (6,856)              5,817
             Equity in undistributed net income
                 of subsidiaries*                                (105,418)            (107,465)           (130,177)
             Deferred income taxes                                (18,566)              25,947               7,935
             Accrued income taxes                                  14,928              (43,080)             19,666
             Accrued expenses                                      25,313                6,822               4,380
             Accrued investment income                                247                1,913              (2,160)
             Receivables from subsidiaries                         (7,823)               8,976              (8,746)
             Other (net)                                          (20,400)             (11,255)              5,884
                                                                 --------             --------            --------
     Net cash provided by operating activities                      3,565               28,478              53,926
                                                                 --------             --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of and/or additional investments
        in subsidiaries*                                         (133,406)            (102,987)            (28,638)
     Return of capital from subsidiaries                                                34,288              14,621
     Principal payments received on loan
        to subsidiary*                                              4,000                4,000               4,000
     Change in fixed maturities and long-term
        investments                                                (7,020)               3,047              (5,516)
     Change in short-term investments                               3,990               (2,000)             (2,000)
                                                                 --------             --------            --------
     Net cash used in investing activities                       (132,436)             (63,652)            (17,533)
                                                                 --------             --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of
        credit arrangements and long-term debt                    159,160              237,104             106,800
     Principal payments on line of credit
        arrangements and debt                                     (93,729)            (166,979)            (41,538)
     Repayment of subsidiary debt                                                                          (69,621)
     Issuance of guaranteed preferred
         beneficial interests                                     100,000
     Purchase of Common Stock                                        (217)                (697)               (621)
     Dividends to Share Owners                                    (37,187)             (32,919)            (30,305)
                                                                ---------             --------            --------
     Net cash provided by (used in) financing
        activities                                                128,027               36,509             (35,285)
                                                                ---------             --------            --------
INCREASE (DECREASE) IN CASH                                          (844)               1,335               1,108
CASH AT BEGINNING OF YEAR                                           2,958                1,623                 515
                                                                ---------             --------            --------
CASH AT END OF YEAR                                            $    2,114            $   2,958           $   1,623
                                                                =========             ========            ========
------------------
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

NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the company to record all derivative financial instruments, at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative charge to net income, net of income tax, of $7.6 million on January 1, 2001. The charge to net income primarily resulted from the recognition of derivative instruments embedded in the Company’s corporate bond portfolio. In addition, the charge to net income includes the recognition of the ineffectiveness on existing hedging relationships including the difference in spot and forward exchange rates related to foreign currency swaps used as an economic hedge of foreign-currency-denominated stable value contracts. Prospectively, the adoption of SFAS No. 133 may introduce volatility into the Company’s reported net income and other comprehensive income depending on future market conditions and the Company’s hedging activities.

NOTE 2 - DEBT

At December 31, 2001, the Company had no borrowings under its $200 million line of credit arrangements. $100.0 million of Floating Rate Senior Notes due 2003, $75.0 million of Senior Notes due 2004, $49.9 million of Senior Notes due 2010, $9.9 million of Medium-Term Notes due 2011, $39.9 million of Senior Notes due 2015, $59.9 million of Senior Notes due 2016, $77.3 million of subordinated debentures due 2027, $34.7 million of Senior Notes due 2030, and $103.1 million of subordinated debentures due 2031 were outstanding at December 31, 2001. The subordinated debentures were issued to affiliates in connection with the issuance by such affiliates of Trust Originated Preferred Securities.

NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                         2001             2000             1999
                                                                   ---------------------------------------------------
CASH PAID (RECEIVED) DURING THE YEAR FOR:

       Interest Paid to Non-Affiliates                                 $ 22,693           $14,696         $ 12,215

       Interest Paid to Subsidiary*                                      10,163            14,085           17,218
                                                                       --------           -------         --------
                                                                       $ 32,856           $28,781         $ 29,433
                                                                       ========           =======         ========
       Income Taxes (reduced by amounts received
          from affiliates under a tax sharing agreement)               $  3,000           $32,039         $(18,584)
                                                                       ========           =======         ========
NONCASH INVESTING AND FINANCING ACTIVITIES

       Reissuance of Treasury Stock to ESOP                            $    879           $   255         $    440
                                                                       ========           =======         ========
       Change in unallocated Stock in ESOP                             $    369           $   357         $    234
                                                                       ========           =======         ========
       Stock-based Compensation                                        $  3,589           $33,655         $  1,092
                                                                       ========           =======         ========
       Redemption of FELINE PRIDES                                     $113,414
                                                                       ========

NOTE 4 - SUBSIDIARY SURPLUS DEBENTURES

Protective Life Insurance Company (Protective Life) has issued surplus debentures to the Company in order to finance acquisitions and growth. At December 31, 2001, the balance of the surplus debentures was $6.0 million. The surplus debentures are included in receivables from subsidiaries. Protective Life must obtain the approval of the Tennessee Commissioner of Insurance before it may pay interest or repay principal on the surplus debentures.

NOTE 5 - SALE OF AFFILIATE

In 2000, the Company completed the sale of its Hong Kong affiliate. Included as a component of other income is $24.8 million relating to the transaction.

NOTE 6 - DISCONTINUED OPERATIONS

On December 31, 2001, the Company completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued other remaining Dental Division related operations, primarily other health insurance lines.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

(in thousands)
            COL. A                   COL. B           COL. C          COL. D          COL. E           COL. F
            ------                   ------           ------          ------          ------           ------
                                                                                   STABLE VALUE
                                                                                     CONTRACTS,
                                                                                      ANNUITY
                                    DEFERRED                                       CONTRACTS AND
                                     POLICY       FUTURE POLICY                        OTHER        NET PREMIUMS
                                   ACQUISITION     BENEFITS AND      UNEARNED     POLICYHOLDERS'     AND POLICY
           SEGMENT                   COSTS           CLAIMS         PREMIUMS          FUNDS            FEES
-------------------------------------------------------------------------------------------------------------------
Year Ended
  December 31, 2001:
      Life Marketing               $  829,021       $3,326,841     $       303      $     86,937       $120,995
      Acquisitions                    418,268        3,046,401             434           876,221        182,433
      Stable Value Contracts            6,374                -               -         3,872,637
      Annuities                       128,488          281,074               -         2,232,779         28,145
      Credit Products                 141,882          208,818         901,062             2,773        250,061
      Corporate and Other               8,650           16,573           2,241               247         37,035
      Adjustments(2)                                    92,085             334            24,193
                                   ----------       ----------        --------        ----------       --------
      TOTAL                        $1,532,683       $6,971,792        $904,374        $7,095,787       $618,669
                                   ==========       ==========        ========        ==========       ========
Year Ended
  December 31, 2000:
      Life Marketing               $  630,838       $2,721,847       $     315        $  101,105       $ 99,813
      Acquisitions                    223,430        1,364,830             484           238,466        102,997
      Stable Value Contracts            2,144          162,236             -           3,177,863              -
      Annuities                       127,334          306,021             -           1,633,203         30,127
      Credit Products                 112,135          292,634         931,735             3,963        220,421
      Corporate and Other              81,711           70,729           2,261             1,286         36,432
      Adjustments(2)                   11,788          113,660           2,721            64,404
                                   ----------       ----------        --------        ----------       --------
      TOTAL                        $1,189,380       $5,031,957        $937,516        $5,220,290       $489,790
                                   ==========       ==========        ========        ==========       ========
Year Ended
  December 31, 1999:
      Life Marketing                                                                                   $115,713
      Acquisitions                                                                                      114,866
      Stable Value Contracts                                                                               -
      Annuities                                                                                          24,248
      Credit Products                                                                                   107,969
      Corporate and Other                                                                                35,934
      Adjustments
                                                                                                       --------
TOTAL                                                                                                  $398,730
                                                                                                       ========

(1)      Allocations  of Net Investment  Income and Other  Operating  Expenses are based on a number of  assumptions  and estimates and results would change if different methods were applied.
(2)      Asset adjustments represent the inclusion of assets related to discontinued operations.

            COL. A                    COL. G          COL. H           COL. I          COL. J
            ------                    ------          ------           ------          ------
                                                                    AMORTIZATION
                                                                     OF DEFERRED
                                       NET         BENEFITS AND        POLICY           OTHER
                                    INVESTMENT      SETTLEMENT      ACQUISITIONS      OPERATING
             SEGMENT                 INCOME(1)        EXPENSES           COSTS        EXPENSES(1)
-------------------------------- ---------------- ---------------- ---------------- --------------
Year Ended
  December 31, 2001:
      Life Marketing                  $179,346        $190,538       $   41,399      $  49,743
      Acquisitions                     187,535         238,877           20,501         43,232
      Stable Value Contracts           261,079         222,306            1,662          3,961
      Annuities                        167,905         137,204           24,021         29,434
      Credit Products                   48,940         154,893           57,681         99,103
      Corporate and Other               39,236          28,806            1,794         59,466
      Adjustments(2)                  --------        --------         --------       --------
      TOTAL                           $884,041        $972,624         $147,058       $284,939
                                      ========        ========         ========       ========
Year Ended
  December 31, 2000:
      Life Marketing                  $152,511        $149,430         $ 48,771       $ 47,861
      Acquisitions                     116,940         125,151           17,081         24,939
      Stable Value Contracts           243,132         207,143              900          3,881
      Annuities                        132,314         109,607           24,156         25,403
      Credit Products                   47,029         135,494           50,132         90,958
      Corporate and Other               38,223          33,953            2,140         56,054
      Adjustments(2)                  --------        --------         --------       --------
      TOTAL                           $730,149        $760,778         $143,180       $249,096
                                      ========        ========         ========       ========
Year Ended
  December 31, 1999:
      Life Marketing                  $138,198        $147,631         $ 29,481       $ 66,391
      Acquisitions                     129,806         129,581           19,444         31,967
      Stable Value Contracts           210,208         175,290              744          4,709
      Annuities                        106,645          88,642           19,820         21,014
      Credit Products                   24,506          55,899           24,718         57,382
      Corporate and Other               58,605          32,613            2,482         44,124
      Adjustments                     --------        --------         --------       --------
TOTAL                                 $667,968        $629,656         $ 96,689       $225,587
                                      ========        ========         ========       ========

(1)      Allocations  of Net Investment  Income and Other  Operating  Expenses are based on a number of  assumptions  and estimates and results would change if different methods were applied.
(2)      Asset adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV - REINSURANCE
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

(dollars in thousands)
            COL. A                    COL. B            COL. C           COL. D            COL. E           COL. F
            ------                    ------            ------           ------            ------           ------
                                                                                                         PERCENTAGE OF
                                                    CEDED TO OTHER    ASSUMED FROM                      AMOUNT ASSUMED
                                   GROSS AMOUNT       COMPANIES      OTHER COMPANIES     NET AMOUNT         TO NET
                                 ----------------------------------------------------------------------------------------
Year Ended
    December 31, 2001:
       Life insurance
       in force                    $191,105,511     $171,449,182       $23,152,614      $42,808,943           54.1%
                                   ============     ============       ===========      ===========           =====

       Premiums and
       policy fees:
       Life insurance              $    774,294     $    565,130       $   198,832      $   407,996           48.7%
       Accident/health
          insurance                     181,509          122,747                             58,762            0.0%
       Property and liability
          insurance                     158,890           83,274            76,295          151,911           50.2%
                                   ------------     ------------       -----------      -----------
       TOTAL                       $  1,114,693     $    771,151       $   275,127      $   618,669
                                   ============     ============       ===========      ===========
Year Ended
    December 31, 2000:
       Life insurance
       in force                   $153,371,754      $128,374,583       $17,050,342      $42,047,513           40.6%
                                  ============      ============       ===========      ===========           =====
       Premiums and
       policy fees:
       Life insurance             $    670,113      $    493,793       $   112,668      $   288,988           39.0%
       Accident/health
          insurance                    203,430           128,520            17,164           92,074           18.6%
       Property and liability
          insurance                    159,354            63,795            13,169          108,728           12.1%
                                  ------------      ------------       -----------      -----------
       TOTAL                      $  1,032,897      $    686,108       $   143,001      $   489,790
                                  ============      ============       ===========      ===========
Year Ended
    December 31, 1999:
       Life insurance
       in force                   $112,726,959     $ 92,566,755        $17,089,627     $37,249,831           45.9%
                                  ============     ============        ===========     ===========           =====

       Premiums and
       policy fees:
       Life insurance             $    530,728     $    368,139        $   130,368     $   292,957           44.5%
       Accident/health
          insurance                    153,818           93,657             11,893          72,054           16.5%
       Property and liability
          insurance                     34,109              501                111          33,719            0.3%
                                  ------------     ------------        -----------     -----------
       TOTAL                      $    718,655     $    462,297        $   142,372     $   398,730
                                  ============     ============        ===========     ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Except for the information concerning executive officers of the Company set forth below, the information called for by this Item 10 is incorporated herein by reference to the section entitled “Election of Directors and Information about Nominees” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 6, 2002, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 2001 fiscal year.

        The executive officers of the Company are as follows:

     NAME                     AGE                      POSITION
     ----                     ---                      --------
John D. Johns                 50         President and Chief Executive Officer, and
                                         Director
R. Stephen Briggs             52         Executive Vice President, Individual Life
Jim E. Massengale             59         Executive Vice President, Acquisitions
Allen W. Ritchie              44         Executive Vice President and Chief Financial
                                         Officer
Richard J. Bielen             41         Senior Vice President, Chief Investment Officer
                                         and Treasurer
J. William Hamer, Jr.         57         Senior Vice President and Chief
                                         Human Resources Officer
Thomas Davis Keyes            49         Senior Vice President,
                                         Information Services
Carolyn King                  51         Senior Vice President,
                                         Investment Products
Deborah J. Long               48         Senior Vice President,
                                         Secretary and General Counsel
Steven A. Schultz             48         Senior Vice President,
                                         Financial Institutions
Wayne E. Stuenkel             48         Senior Vice President
                                         and Chief Actuary
Carl S. Thigpen               45         Senior Vice President, Chief Mortgage and Real
                                         Estate Officer
Judy Wilson                   44         Senior Vice President,
                                         Stable Value Products
Jerry W. DeFoor               49         Vice President and Controller,
                                         and Chief Accounting Officer

        All executive officers are elected annually and serve at the pleasure of the Board of Directors. None of the executive officers is related to any director of the Company or to any other executive officer.

        Mr. Johns has been President and Chief Executive Officer of the Company since December 2001 and a Director of the Company since May 1997. He was President and Chief Operating Officer of the Company from August 1996 to December 2001. He is also a director of National Bank of Commerce of Birmingham, Alabama National Bancorporation and John H. Harland Company. Mr. Johns has been employed by the Company and its subsidiaries since 1993.

        Mr. Briggs has been Executive Vice President, Individual Life of the Company since October 1993 and has responsibility for the Individual Life Division. Mr. Briggs has been associated with the Company and its subsidiaries since 1971.

        Mr. Massengale has been Executive Vice President, Acquisitions of the Company since August 1996 and also has responsibility for the West Coast Division. Mr. Massengale has been employed by the Company and its subsidiaries since 1983.

        Mr. Ritchie has been Executive Vice President and Chief Financial Officer of the Company since August 2001. From July 1998 until 2000, Mr. Ritchie was President, Chief Executive Officer and Director of Per-Se Technologies, Inc. From April 1998 until July 1998, he served as Chief Operating Officer of Per-Se. From January 1998 until April 1998, Mr. Ritchie served as Executive Vice President and Chief Financial Officer of Per-Se Technologies. From 1996 to 1997, Mr. Ritchie was President of AGCO Corporation.

        Mr. Bielen has been Senior Vice President, Chief Investment Officer and Treasurer, of the Company since January 2002. From August 1996 until January 2002, he was Senior Vice President, Investments of the Company. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.

        Mr. Hamer has been Senior Vice President, Chief Human Resources Officer of the Company since March 2001. From 1981 to March 2001, he was Vice President, Human Resources. Mr. Hamer has been employed by the Company since 1981.

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

         Mr. Thigpen has been Senior Vice President, Chief Mortgage and Real Estate Officer of the Company since January 2002. From March 2001 to January 2002, he was Senior Vice President, Investments. From May 1996 to March 2001, he was Vice President, Investments for the Company. Mr. Thigpen has been employed by the Company and its subsidiaries since 1992.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Directors and executive officers of the Company are required to file reports with the Securities and Exchange Commission showing changes in their beneficial ownership of the Company’s Common Stock. The Company has reviewed copies of these reports and written representations from the individuals who are required to file reports. Based on this review, we believe that each of the Company’s directors and executive officers has complied with the reporting requirements in 2001, with the following exceptions. The Form 5 filed by Mr. Cabaniss included a previously unreported indirect holding in a trust for which he is designated as a co-trustee. A report of a sale of 1,739 shares by Mr. Nabers in connection with his retirement was inadvertently filed late. One Form 4 filed by Mr. Briggs included a previously unreported indirect holding. One Form 4 filed by Mr. Hamer reporting the sale of 6,954 shares and the indirect ownership of shares held by his daughter was inadvertently filed late.

Item 11. Executive Compensation

        The information called for by this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 6, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information called for by this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 6, 2002.

Item 13. Certain Relationships and Related Transactions

        None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)     The following documents are filed as part of this report:

           1.     Financial Statements:

                  The following financial  statements set forth in the Company's 2001 Annual Report to Share Owners as indicated in the following table are incorporated by reference (see Exhibit 13).
                                                                                                                                   Page
                  Consolidated Statements of Income for the years
                    ended December 31, 2001, 2000, and 1999...............................................
                  Consolidated Balance Sheets as of December 31,
                    2001 and 2000 ........................................................................
                  Consolidated Statements of Share-Owners' Equity
                    for the years ended December 31, 2001, 2000, and 1999.................................
                  Consolidated Statements of Cash Flows
                    for the years ended December 31, 2001, 2000, and 1999.................................
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

                  Item Number                       Document

                  2(a)                  Stock and Asset Purchase  Agreement By and Among Protective Life  Corporation,  Protective Life
                                        Insurance Company, Fortis, Inc. and Dental Care Holdings, Inc. dated July 9, 2001.

                  2(b)                  Indemnity  Reinsurance  Agreement By and Between  Protective Life Insurance  Company and Fortis
                                        Benefits Insurance Company dated December 31, 2001.

                  2(c)                  Indemnity  Reinsurance  Agreement By and Between Empire General Life Assurance  Corporation and
                                        Fortis Benefits Insurance Company dated December 31, 2001.

                  2(d)                  Indemnity  Reinsurance Agreement By and Between Protective Life & Annuity Insurance Company and
                                        First Fortis Life Insurance Company dated December 31, 2001.

                  *3(a)                 1998 Restated  Certificate of Incorporation of the Company filed with the Secretary of State of
                                        Delaware on November 12, 1998,  filed as Exhibit 3(a) to the  Company's  Annual  Report on Form
                                        10-K/A for the year ended December 31, 1998.

------------------------------
*incorporated by reference

                  *3(b)                 1998 Restated By-laws of the Company  effective  November 2, 1998, filed as Exhibit 3(b) to the
                                        Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  3(b)(1)               Amendment No. 1 dated February 4, 2002, to the 1998 Restated By-Laws of the Company.

                  4(a)                  Reference is made to Exhibit 3(a) above.

                  4(b)                  Reference is made to Exhibits 3(b) and 3(b)(1) above.

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

                  *4(d)                 Rights Certificate filed as Exhibit 1 to the Company's Form 8-A filed August 7, 1995.

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

                  *4(h)                 Form of  Preferred  Security  Certificate  for PLC Capital  Trust I (included as Exhibit A-1 of
                                        Exhibit 4(f)).
                  *4(i)                 Form of Guarantee with respect to Preferred  Securities of PLC Capital Trust I filed as Exhibit
                                        4(i) to the Company's Registration Statement on Form S-3 filed April 11, 1997 (No. 333-25027).

                  *4(j)                 Certificate  of  Trust  of PLC  Capital  Trust  III  filed as  Exhibit  4(bb) to the  Company's
                                        Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30965).

                  *4(k)                 Declaration  of  Trust of PLC  Capital  Trust  III  filed as  Exhibit  4 (ee) to the  Company's
                                        Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30965).

                  *4(l)                 Form of Amended and Restated  Declaration  of Trust of PLC Capital  III,  dated August 22, 2001 filed as Exhibit 4.3 to the Company's Current Filing on Form 8-K filed August 22, 2001.

                  *4(m)                 Form of Preferred Security Certificate for PLC Capital Trust III (included in Exhibit 4(l)).

                  *4(n)                 Preferred  Securities  Guarantee  Agreement,  dated  August 22, 2001 with  respect to Preferred
                                        Securities  issued by PLC  Capital  Trust III filed as  Exhibit  4.4 to the  Company's  Current
                                        Report on Form 8-K filed August 22, 2001.

                  *10(a)†               The Company's  Annual  Incentive Plan (effective as of January 1,  1997) filed as Exhibit 10(b)
                                        to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(b)†               The Company's 1997 Long-Term  Incentive Plan  (formerly,  the "1997  Performance  Share Plan"), filed as Exhibit 10(a) to the Company's Form 10-Q Quarterly Report filed May 15, 1998.

                   10(c)†               Excess Benefit Plan amended and restated as of July 1, 2001.

                  *10(d)†               Form of Indemnity  Agreement  for Directors  filed as Exhibit 19.1 to the  Company's  Form 10-Q
                                        Quarterly Report filed August 14, 1986.

                  *10(d)(1)†            Form of Indemnity  Agreement for Officers  filed as Exhibit  10(d)(1) to the  Company's  Annual
                                        Report on Form 10-K for the year ended December 31, 1996.

                  *10(e)†               Form  of the  Company's  Employment  Continuation  Agreement  filed  as  Exhibit  10(a)  to the
                                        Company's Form 10-Q Quarterly Report filed September 30, 1997.

                  *10(f)†               The Company's Deferred  Compensation Plan for Directors Who Are Not Employees of the Company as
                                        amended  through  March 3,  1997,  filed as Exhibit 10(e) to the Company's  Form 10-Q Quarterly
                                        Report filed May 14, 1997.

                  *10(g)†               The Company's  Deferred  Compensation Plan for Officers as amended through March 3, 1997, filed as Exhibit 10(d) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.
----------------------------
*incorporated by reference
†Management contract or compensatory plan or arrangement

                  *10(h)†               The Company's  1996 Stock  Incentive  Plan as amended  through March 3, 1997,  filed as Exhibit
                                        10(c) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(h)(1)†            The Company's  specimen letter confirming grants under the Company's 1996 Stock Incentive Plan, filed as Exhibit 10(2) to the Company's Form 10-Q Quarterly Report filed November 13, 1996.

                  10(i)                 Credit Agreement among Protective Life Corporation, the several lenders from time to time party thereto, Suntrust Bank, as Syndication Agent, and AmSouth Bank, as Administrative Agent, dated
                                        October 17, 2001.

                  10(j)                 Reference is made to Exhibit 2(a) above.

                  10(k)                 Reference is made to Exhibit 2(b) above.

                  13                    Selected  portions of the 2001 Annual Report To Share Owners which are  incorporated  herein by reference.

                  21                    Organization Chart of the Company and Affiliates.

                  23                    Consent of PricewaterhouseCoopers LLP.

                  24                    Powers of Attorney.

                  99                    Safe Harbor for Forward-Looking Statements.

               (b)   Current Reports on Form 8-K:

               (1)                      Form 8-K, dated August 23, 2001
                                        - Item 5
                                        - Item 7

--------------------
*incorporated by reference
†Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION
BY/s/John D. Johns
John D. Johns
President and
Chief Executive Officer

Dated:   March 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              SIGNATURE                      CAPACITY IN WHICH SIGNED                               DATE

/s/John D. Johns                             President and Chief Executive Officer            March 27, 2002
----------------------                       (Principal Executive Officer)
JOHN D. JOHNS                                and Director

/s/Allen W. Ritchie                          Executive Vice President and                     March 27, 2002
-----------------------                      Chief Fiancial Officer
ALLEN W. RITCHIE                             (Principal Financial Officer)

/s/Jerry W. DeFoor                           Vice President and Controller,                   March 27, 2002
-----------------------                      and Chief Accounting Officer
JERRY W. DEFOOR                              (Principal Accounting Officer)

                    *                        Director                                         March 27, 2002
-----------------------
WILLIAM J. CABANISS, JR.

                    *                        Director                                         March 27, 2002
----------------------
JOHN J. MCMAHON, JR.

                    *                        Director                                         March 27, 2002
----------------------
A. W. DAHLBERG

                    *                        Director                                         March 27, 2002
----------------------
JAMES S. M. FRENCH

                    *                        Director                                         March 27, 2002
----------------------
ROBERT A. YELLOWLEES

                    *                        Director                                         March 27, 2002
----------------------
DONALD M. JAMES

                    *                        Director                                         March 27, 2002
----------------------
J. GARY COOPER

                    *                        Director                                         March 27, 2002
----------------------
H. CORBIN DAY

                   *                         Director                                         March 27, 2002
----------------------
W. MICHAEL WARREN, JR.

                    *                        Director                                         March 27, 2002
----------------------
SUSAN MOLINARI

---------------------

        *John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

BY/s/John D. Johns
JOHN D. JOHNS
Attorney-in-fact