Form 10-Q
period 2002-03-31
PROTECTIVE LIFE CORP
filed 2002-05-15
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of May 6, 2002: 68,655,633 shares.

PROTECTIVE LIFE CORPORATION

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants.........................................
       Consolidated Condensed Statements of Income for the Three
           Months ended March 31, 2002 and 2001 (unaudited)......................
       Consolidated Condensed Balance Sheets as of March 31, 2002
           (unaudited) and December 31, 2001.....................................
       Consolidated Condensed Statements of Cash Flows for the
           Three Months ended March 31, 2002 and 2001 (unaudited)................
       Notes to Consolidated Condensed Financial Statements (unaudited)..........

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K.....................................

Signature........................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of March 31, 2002, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2002 and 2001, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 9, 2002

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                           ------------------------
                                                                             2002           2001
                                                                             ----           ----
REVENUES
    Premiums and policy fees                                               $367,359       $311,545
    Reinsurance ceded                                                      (183,367)      (143,716)
                                                                          ----------     ----------
      Premiums and policy fees, net of reinsurance ceded                    183,992        167,829
    Net investment income                                                   245,005        206,505
    Realized investment gains (losses):
      Derivative financial instruments                                       (4,316)         7,573
      All other investments                                                     713          1,518
    Other income                                                             25,804         28,412
                                                                          ----------     ----------
                                                                            451,198        411,837
                                                                          ----------     ----------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2002 - $149,185; 2001 - $130,557)                       273,931        252,683
    Amortization of deferred policy acquisition costs                        47,939         27,661
    Amortization of goodwill                                                                   857
    Other operating expenses (net of reinsurance ceded:
      three months: 2002 - $33,574; 2001 - $31,820)                          67,043         67,039
                                                                          ----------     ----------
                                                                            388,913        348,240
                                                                          ----------     ----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX                                                        62,285         63,597

Income tax expense                                                           20,679         21,921
                                                                          ----------     ----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                           41,606         41,676

Income from discontinued operations, net of income tax                                       3,964

NET INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                           41,606         45,640

Cumulative effect of change in accounting principle                                         (7,593)
                                                                         -----------     ----------
NET INCOME                                                                $  41,606       $ 38,047
                                                                         ===========     ==========
NET INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE PER SHARE - BASIC                             $     .60       $    .61
                                                                         ===========     ==========
NET INCOME PER SHARE - BASIC                                              $     .60       $    .56
                                                                         ===========     ==========
NET INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE PER SHARE - DILUTED                              $     .59       $    .61
                                                                         ===========     ==========
NET INCOME PER SHARE - DILUTED                                            $     .59       $    .56
                                                                         ===========     ==========
DIVIDENDS PAID PER SHARE                                                  $     .14       $    .13
                                                                         ===========     ==========

Average shares outstanding - basic                                       69,893,453     67,824,547
Average shares outstanding - diluted                                     70,383,580     68,315,388

See notes to consolidated condensed financial statements

                                            PROTECTIVE LIFE CORPORATION
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                       MARCH 31              DECEMBER 31
                                                                                         2002                    2001
                                                                                     -------------          --------------
                                                                                      (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market                                                      $10,232,074           $  9,838,091
     Equity securities, at market                                                          78,602                 76,774
     Mortgage loans on real estate                                                      2,552,396              2,512,844
     Investment in real estate, net                                                        28,737                 26,349
     Policy loans                                                                         515,412                521,841
     Other long-term investments                                                           90,173                104,624
     Short-term investments                                                               145,882                237,155
                                                                                      ------------           ------------
       Total investments                                                               13,643,276             13,317,678
   Cash                                                                                    78,626                126,558
   Accrued investment income                                                              165,540                159,866
   Accounts and premiums receivable, net                                                  106,026                 64,410
   Reinsurance receivables                                                              2,191,008              2,174,769
   Deferred policy acquisition costs                                                    1,589,657              1,532,683
   Goodwill, net                                                                           47,312                 48,162
   Property and equipment, net                                                             47,400                 51,307
   Other assets                                                                           267,028                251,581
   Assets related to separate accounts
     Variable annuity                                                                   1,877,209              1,873,195
     Variable universal life                                                              121,233                114,618
     Other                                                                                  4,055                  3,997
                                                                                     -------------          -------------
                                                                                      $20,138,370            $19,718,824
                                                                                     =============          =============
LIABILITIES
   Policy liabilities and accruals                                                   $  7,967,207           $  7,876,166
   Stable value contract account balances                                               4,082,431              3,716,530
   Annuity account balances                                                             3,363,364              3,248,217
   Other policyholders' funds                                                             129,783                131,040
   Securities sold under repurchase agreements                                             44,500                117,000
   Other liabilities                                                                      520,412                498,579
   Accrued income taxes                                                                     8,769                 60,897
   Deferred income taxes                                                                  104,917                127,230
   Debt                                                                                   386,691                376,211
   Guaranteed Preferred Beneficial Interests
     8.25% Trust Originated Preferred Securities                                           75,000                 75,000
     7.5% Trust Originated Preferred Securities                                           100,000                100,000
   Liabilities related to separate accounts
     Variable annuity                                                                   1,877,209              1,873,195
     Variable universal life                                                              121,233                114,618
     Other                                                                                  4,055                  3,997
                                                                                     -------------          -------------
                                                                                       18,785,571             18,318,680
                                                                                     -------------          -------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value,
     Shares authorized: 3,600,000; Issued: None
   Junior Participating Cumulative Preferred Stock, $1.00 par value
     Shares authorized: 400,000; Issued: None
   Common Stock, $.50 par value, Shares authorized: 160,000,000
     Shares issued: 2002 - 73,251,960; 2001 - 73,251,960                                   36,626                 36,626
   Additional paid-in capital                                                             405,654                405,420
   Treasury stock, at cost (2002 - 4,596,398 shares; 2001 - 4,696,788 shares)             (16,285)               (15,895)
   Stock held in trust: 55,785 shares                                                      (1,535)                (1,535)
   Unallocated stock in Employee Stock Ownership Plan
     (2002 - 838,401 shares; 2001 - 1,001,401 shares)                                      (2,777)                (3,317)
   Retained earnings                                                                      956,513                924,517
   Accumulated other comprehensive income (loss):
     Net unrealized gains (losses) on investments (net of income
       tax: 2002 - $(13,675) ; 2001 - $29,254)                                            (25,397)                54,328
                                                                                     -------------          -------------
                                                                                        1,352,799              1,400,144
                                                                                     -------------          -------------
                                                                                      $20,138,370            $19,718,824
                                                                                     =============          =============
See notes to consolidated condensed financial statements

                                            PROTECTIVE LIFE CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                           -------------------------------------
                                                                                   2002                2001
                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $      41,606        $     38,047
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Realized investment (gains) losses                                            3,603              (9,091)
     Amortization of deferred policy acquisition costs                            47,939              29,384
     Capitalization of deferred policy acquisition costs                         (84,601)            (63,718)
     Depreciation expense                                                          2,875               2,907
     Deferred income tax                                                          21,175              (2,368)
     Accrued income tax                                                          (52,128)             15,742
     Amortization of goodwill                                                          0               2,225
     Interest credited to universal life and investment products                 225,670             182,989
     Policy fees assessed on universal life and investment products              (94,773)            (50,768)
     Change in accrued investment income and other receivables                   (63,656)            (51,859)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                    68,280              25,454
     Change in other liabilities                                                  21,833              59,548
     Other (net)                                                                 (12,804)             10,167
                                                                              -----------          ----------
   Net cash provided by operating activities                                     125,019             188,659
                                                                              -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                            2,150,464           4,355,867
     Other                                                                        51,123              60,492
   Sale of investments
     Investments available for sale                                            2,595,683             260,386
     Other
   Cost of investments acquired
     Investments available for sale                                           (5,182,650)         (5,015,680)
     Other                                                                       (85,056)           (121,463)
   Acquisitions and bulk reinsurance assumptions                                       0             137,754
   Purchase of property and equipment                                             (1,757)             (1,882)
   Sale of property and equipment                                                     43                   0
                                                                             ------------         -----------
   Net cash used in investing activities                                        (472,150)           (324,526)
                                                                             ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit
     arrangements and debt                                                     1,197,972             100,000
   Principal payments on line of credit arrangements and debt                 (1,259,989)               (155)
   Dividends to share owners                                                      (9,610)             (8,395)
   Purchase of common stock held in trust                                              0                (446)
   Purchase of treasury stock                                                       (828)                  0
   Investment product deposits and changes in universal life deposits            679,264             323,534
   Investment product withdrawals                                               (307,610)           (259,501)
                                                                             ------------        ------------
   Net cash provided by financing activities                                     299,199             155,037
                                                                             ------------        ------------
(DECREASE)/INCREASE IN CASH                                                      (47,932)             19,170
CASH AT BEGINNING OF PERIOD                                                      126,558              55,494
                                                                            -------------        ------------
CASH AT END OF PERIOD                                                       $     78,626         $    74,664
                                                                            =============        ============
                             See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands, except per share amounts)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

NOTE C - OPERATING SEGMENTS

        The Company operates several business segments each having a strategic focus which can be grouped into three general product categories: life insurance, retirement savings and investment products, and specialty insurance products. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows:

        Life Insurance

The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the “bank owned life insurance” market.

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

        Retirement Savings and Investment Products

The Stable Value Contracts segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, bank trust departments, and money market funds, and to institutional investors through the issuance of funding agreement backed notes.

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

        Specialty Insurance Products

The Credit Products segment markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers, and markets vehicle and recreational marine extended service contracts.

        Corporate and Other

The Company has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several lines of business which the Company is not actively marketing (mostly cancer insurance and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets. Operating segment income is generally income before income tax, adjusted to exclude any pretax minority interest in income of consolidated subsidiaries. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which most appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

Assets are allocated based on policy liabilities and deferred policy acquisition costs directly attributable to each segment.

                   There are no significant intersegment transactions.

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the recognition of income tax expense, income from discontinued operations, and cumulative effect of change in accounting principle. Asset adjustments represent the inclusion of assets related to discontinued operations.

        In December 2001, the Company sold substantially all of its Dental Division and discontinued other Dental related operations (See Note L “Discontinued Operations”). Additionally, other adjustments were made to combine its life marketing operations into a single segment, and to reclassify certain smaller businesses. Prior period segment results have been restated to reflect these changes.

                                                                       OPERATING SEGMENT INCOME FOR THE
                                                                       THREE MONTHS ENDED MARCH 31, 2002
                                                -------------------------------------------------------------------------------
                                                                                             RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                    LIFE                                     STABLE VALUE
                                                  MARKETING        ACQUISITIONS                CONTRACTS          ANNUITIES
                                                  ----------       ------------              -------------        ---------
Premiums and policy fees                           $149,422          $ 81,364                                      $ 6,609
Reinsurance ceded                                  (100,015)          (18,003)
                                                   ---------         ---------                                     --------
   Net of reinsurance ceded                          49,407            63,361                                        6,609
Net investment income                                50,394            58,710                    $59,507            51,953
Realized investment gains (losses)                                                                   521               382
Other income                                         14,443               549                                        2,462
                                                   ---------         ---------                   --------          --------
       Total revenues                               114,244           122,620                     60,028            61,406
                                                   ---------         ---------                   --------          --------
Benefits and settlement expenses                     63,131            79,244                     48,829            42,387
Amortization of deferred policy
   acquisition costs                                 16,191             8,909                        565             6,994
Other operating expenses                             13,410            11,032                        885             7,001
                                                   ---------         ---------                   ---------         --------
       Total benefits and expenses                   92,732            99,185                     50,279            56,382
                                                   ---------         ---------                   ---------         --------
Income from continuing operations
   before income tax                                 21,512            23,435                      9,749             5,024

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                              CORPORATE
                                                          CREDIT                 AND                              TOTAL
                                                         PRODUCTS               OTHER        ADJUSTMENTS       CONSOLIDATED
                                                        ----------            ---------      -----------       ------------
Premiums and policy fees                                 $117,110              $12,854                           $367,359
Reinsurance ceded                                         (61,732)              (3,617)                          (183,367)
                                                        ----------            ---------                         -----------
   Net of reinsurance ceded                                55,378                9,237                            183,992
Net investment income                                      11,314               13,127                            245,005
Realized investment gains (losses)                                                              $(4,506)           (3,603)
Other income                                                8,316                   34                             25,804
                                                        ----------            ---------        ----------       -----------
       Total revenues                                      75,008               22,398           (4,506)          451,198
                                                        ----------            ----------       ----------       -----------
Benefits and settlement expenses                           32,335                8,005                            273,931
Amortization of deferred policy
   acquisition costs                                       14,839                  441                             47,939
Other operating expenses                                   19,728               14,987                             67,043
                                                        ----------            ---------                         -----------
       Total benefits and expenses                         66,902               23,433                            388,913
                                                        ----------            ---------                         -----------
Income from continuing operations
   before income tax                                        8,106               (1,035)                            62,285
Income tax expense                                                                               20,679            20,679
                                                                                                                -----------
Net income                                                                                                       $ 41,606
                                                                                                                ===========

                                                                          OPERATING SEGMENT INCOME FOR THE
                                                                          THREE MONTHS ENDED MARCH 31, 2001
                                                -----------------------------------------------------------------------------
                                                    RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING       ACQUISITIONS                CONTRACTS          ANNUITIES
                                                   ---------       ------------              ------------         ---------
Premiums and policy fees                           $117,898          $50,945                                       $ 7,345
Reinsurance ceded                                   (67,191)          (8,046)
                                                   ---------         --------                                      --------
   Net of reinsurance ceded                          50,707           42,899                                         7,345
Net investment income                                40,913           40,872                    $65,255             37,513
Realized investment gains (losses)                                                                2,444                169
Other income                                         15,497                                                          2,717
                                                   ---------         --------                   --------           --------
       Total revenues                               107,117           83,771                     67,699             47,744
                                                   ---------         --------                   --------           --------
Benefits and settlement expenses                     62,195           58,032                     55,464             31,044
Amortization of deferred policy
   acquisition costs and goodwill                     7,579            4,566                        245              5,888
Other operating expenses                             19,089            6,322                        995              7,234
                                                   ---------         --------                   --------           --------
       Total benefits and expenses                   88,863           68,920                     56,704             44,166
                                                   ---------         --------                   --------           --------
Income from continuing operations
   before income tax                                 18,254           14,851                     10,995              3,578

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                              CORPORATE
                                                          CREDIT                 AND                              TOTAL
                                                         PRODUCTS               OTHER         ADJUSTMENTS      CONSOLIDATED
                                                        ----------            ----------      -----------      ------------
Premiums and policy fees                                 $123,461              $11,896                           $311,545
Reinsurance ceded                                         (65,846)              (2,633)                          (143,716)
                                                        ----------            ----------                        -----------
   Net of reinsurance ceded                                57,615                9,263                            167,829
Net investment income                                      12,004                9,948          $ 6,478           206,505
Realized investment gains (losses)                                                                                  9,091
Other income                                                9,744                  454                             28,412
                                                        ----------            ----------        --------        -----------
       Total revenues                                      79,363               19,665            6,478           411,837
                                                        ----------            ----------        --------        -----------
Benefits and settlement expenses                           38,758                7,190                            252,683
Amortization of deferred policy
   acquisition costs and goodwill                           9,726                  514                             28,518
Other operating expenses                                   22,491               10,908                             67,039
                                                        ----------            ----------                        -----------
       Total benefits and expenses                         70,975               18,612                            348,240
                                                        ----------            ----------                        -----------
Income from continuing operations
   before income tax                                        8,388                1,053                             63,597
Income tax expense                                                                               21,921            21,921
Income from discontinued operations,
   net of income tax                                                                              3,964             3,964
Change in accounting principle,
   net of income tax                                                                             (7,593)           (7,593)
                                                                                                                -----------
Net income                                                                                                       $ 38,047
                                                                                                                ===========

                                                                           OPERATING SEGMENT ASSETS
                                                                               MARCH 31, 2002
                                                 ----------------------------------------------------------------------------
                                                     RETIREMENT SAVINGS AND
                                                         LIFE INSURANCE                          INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING       ACQUISITIONS               CONTRACTS           ANNUITIES
                                                  ----------       ------------              ------------        -----------
Investments and other assets                      $3,539,926        $4,100,668                $4,096,466         $4,816,374
Deferred policy acquisition costs
   and goodwill                                      901,282           399,563                     6,589            146,117
                                                  ----------        ----------                ----------         ----------
       Total assets                               $4,441,208        $4,500,231                $4,103,055         $4,962,491
                                                  ==========        ==========                ==========         ==========

                                                   SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                               CORPORATE
                                                         CREDIT                   AND                               TOTAL
                                                        PRODUCTS                 OTHER         ADJUSTMENTS      CONSOLIDATED
                                                       ----------              --------        -----------      ------------
Investments and other assets                           $1,043,197              $785,058         $119,712        $18,501,401
Deferred policy acquisition costs
   and goodwill                                           174,618                 8,800                           1,636,969
                                                       ----------              --------         --------        -----------
       Total assets                                    $1,217,815              $793,858         $119,712        $20,138,370
                                                       ==========              ========         ========        ===========

                                                                           OPERATING SEGMENT ASSETS
                                                                              DECEMBER 31, 2001
                                                  ---------------------------------------------------------------------------
                                                                                                  RETIREMENT SAVINGS AND
                                                            LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                      LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                  -----------       ------------              ------------       -----------
Investments and other assets                      $3,433,099        $4,087,470                $3,872,636         $4,507,289
Deferred policy acquisition costs
   and goodwill                                      839,375           418,268                     6,375            128,488
                                                  ----------        ----------                ----------         ----------
       Total assets                               $4,272,474        $4,505,738                $3,879,011         $4,635,777
                                                  ==========        ==========                ==========         ==========

                                                      SPECIALTY INSURANCE
                                                           PRODUCTS
                                                                             CORPORATE
                                                           CREDIT               AND                                 TOTAL
                                                          PRODUCTS             OTHER          ADJUSTMENTS       CONSOLIDATED
                                                         ----------          ----------       -----------       ------------
Investments and other assets                             $1,060,967          $1,063,373         $113,145        $18,137,979
Deferred policy acquisition costs
   and goodwill                                             179,606               8,733                           1,580,845
                                                         ----------          ----------         --------        -----------
       Total assets                                      $1,240,573          $1,072,106         $113,145        $19,718,824
                                                         ==========          ==========         ========        ===========

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 2002, and for the three months then ended, the Company’s insurance subsidiaries had combined share-owners’ equity and a net loss prepared in conformity with statutory reporting practices of $792.4 million and $5.5 million, respectively.

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

        The Company’s balance sheets at March 31, 2002 and December 31, 2001, prepared on the basis of reporting investments at amortized cost rather than at market values are as follows:

                                                            MARCH 31              DECEMBER 31
                                                            --------              -----------
         Total investments                                $13,681,557             $13,212,993
         Deferred policy acquisition costs                  1,590,448               1,553,786
         All other assets                                   4,905,437               4,868,463
                                                          -----------             -----------
                                                          $20,177,442             $19,635,242
                                                          ===========             ===========

         Deferred income taxes                            $   134,542             $    97,976
         All other liabilities                             18,664,704              18,191,450
                                                          -----------             -----------
                                                           18,799,246              18,289,426

         Share-owners' equity                               1,378,196               1,345,816
                                                          -----------             -----------
                                                          $20,177,442             $19,635,242
                                                          ===========             ===========

NOTE F - NET INCOME PER SHARE

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

        A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the three month periods ended March 31, 2002 and 2001 is summarized as follows:

                                                   RECONCILIATION OF NET INCOME AND
                                                      AVERAGE SHARES OUTSTANDING

                                                                                                      THREE MONTHS ENDED
                                                                                                            MARCH 31
                                                                                                ------------------------------
                                                                                                     2002            2001
                                                                                                     ----            ----
Net income                                                                                          $41,606         $38,047
Dividends on FELINE PRIDES                                                                                            (1)
                                                                                                 -----------    ------------
Adjusted net income                                                                                 $41,606         $38,047
                                                                                                 ===========    ============

Average shares issued and outstanding                                                            68,638,120      66,462,030
Stock held in trust                                                                                 (55,785)        (40,405)
Issuable under various deferred compensation plans                                                1,311,118       1,402,922
                                                                                                 -----------     -----------
Average shares outstanding - basic                                                               69,893,453      67,824,547
Stock held in trust                                                                                  55,785          40,405
Stock appreciation rights                                                                           227,721         171,323
Issuable under various other stock-based compensation plans                                         206,621         279,113
FELINE PRIDES stock purchase contracts                                                                                (1)
                                                                                                 -----------     -----------
Average shares outstanding - diluted                                                             70,383,580      68,315,388
                                                                                                 ===========     ===========
      (1) Excluded because the effect is anti-dilutive

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the FASB issued SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142 in the first quarter of 2002. The Company expects the adoption of SFAS No. 142 to result in the elimination of up to $3.5 million of goodwill amortization in 2002 or approximately $.03 per share. The Company is in the process of performing an impairment test on goodwill that will be completed by June 30, 2002. At this time, the Company does not believe there will be an impairment loss in 2002.

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

NOTE H - DERIVATIVES AND HEDGING ACTIVITIES

Fair-Value Hedges

        The Company has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain callable Medium-Term Notes and stable value contracts. In assessing hedge effectiveness, the Company excludes the embedded call option’s time value component from each derivative’s total gain or loss. For the three months ended March 31, 2002, total measured ineffectiveness for the fair value hedging relationships and the excluded time value component was insignificant. Both the measured ineffectiveness and the excluded time value component are reported in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

Cash-Flow Hedges

        The Company has not designated any hedging relationships as a cash flow hedge.

Other Derivatives

        The Company uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments as well as certain debt and preferred security obligations of the Company. For the three months ended March 31, 2002, the Company recognized total pre-tax losses of $0.3 million representing the change in fair value of these derivative instruments.

        On its foreign currency swaps, the Company recognized a $9.3 million pre-tax loss for the first three months of fiscal 2002 while recognizing a $7.4 million foreign exchange pre-tax gain on the related foreign-currency-denominated stable value contracts. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

        The Company has entered into asset swap arrangements to effectively sell the equity options embedded in owned convertible bonds in exchange for a interest rate swap that converts the remaining host bond to a variable rate instrument. For the three months ended March 31, 2002, the Company recognized a $3.8 million pre-tax gain for the change in the asset swaps’ fair value and recognized a $4.5 million pre-tax loss to separately record the embedded equity options at fair value.

        The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party. The Company recognized a $1.4 million pre-tax loss for the first three months of 2002 for the change in the total return swap’s fair value.

NOTE I - COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the three month periods ended March 31, 2002 and 2001:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                       --------------------------
                                                                          2002           2001
                                                                          ----           ----
Net income                                                              $41,606       $  38,047
Change in net unrealized gains/losses
   on investments (net of income tax:
   2002 - $(42,680); 2001 - $45,273)                                    (79,262)         84,079
Reclassification adjustment for amounts
   included in net income (net of income tax:
   2002 - $(250); 2001 -$(531))                                            (463)           (987)
Transition adjustment on derivative financial
   instruments (net of income tax:
   2001 - $2,127)                                                                         3,951
                                                                       ---------       ---------
Comprehensive income                                                   $(38,119)       $125,090
                                                                       =========       =========

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information for the period presented below:

                                                                              THREE MONTHS ENDED
                                                                                MARCH 31, 2001
                                                                              ------------------
    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Redemption of FELINE PRIDES                                                   $ 114,997
    Acquisition and related reinsurance transactions:
      Assets acquired, net of cash                                                  658,200
      Liabilities assumed                                                          (795,954)
                                                                                  ----------
      Net                                                                         $(137,754)
                                                                                  ==========

NOTE K - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE L - DISCONTINUED OPERATIONSm

        On December 31, 2001, the Company completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued certain other remaining Dental Division related operations, primarily other health insurance lines. The results of the operations of the Dental Division have been included herein as discontinued operations.

NOTE M - ACQUISTIONS

        In October 2001, the Company completed the acquisition of Inter-State Assurance Company and First Variable Life Insurance Company. The transactions have been accounted for as purchases, and the results of the transactions have been included in the accompanying financial statements since their effective date.

        Summarized below are the consolidated results of operations for the three months ended March 31, 2001, on an unaudited pro forma basis, as if the acquisitions had occurred as of January 1, 2001. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                                THREE MONTHS ENDED
                                                                   MARCH 31, 2001
                                                                -------------------
                                                                    (UNAUDITED)

       Total revenues                                                $434,943
       Net income                                                      40,972
       Net income per share-basic                                        0.60
       Net income per share-diluted                                      0.60

NOTE N - SUBSEQUENT EVENT

        On April 2, 2002, the Company announced that it had agreed to coinsure a block of traditional life and interest-sensitive policies from Conseco Variable Insurance Company. The agreement is subject to regulatory approval. In the transaction, the Company will receive approximately $470 million of reserves and pay a ceding allowance of approximately $49.5 million.

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

        The Company operates several business segments each having a strategic focus which can be grouped into three general product categories: life insurance, retirement savings and investment products, and specialty insurance products. The Company’s operating segments are Life Marketing, Acquisitions, Stable Value Contracts, Annuities, and Credit Products. The Company also has an additional business segment referred to as Corporate and Other.

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

        In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses and interest rates (or other factors appropriate to the type of business) it expects to experience in future periods. Similar assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, and various other items. The Company’s actual experience, as well as changes in estimates, are components of the Company’s statements of income.

        It is management’s opinion that quarterly operating results for insurance enterprises are not necessarily indicative of results to be achieved in succeeding quarters, and that a review of operating results over a longer period yields a better understanding of the Company’s performance.

RESULTS OF CONTINUING OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (“premiums and policy fees”):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                              ---------------------------
                                                                 2002            2001
                                                                 ----            ----
                                                                    (IN THOUSANDS)

         Premiums and Policy Fees                              $183,992         $167,829

        Premiums and policy fees increased $16.2 million or 9.6% in the first three months of 2002 as compared to the first three months of 2001. Premiums and policy fees in the Life Marketing segment decreased $1.3 million in the first three months of 2002 as compared to the same period in 2001 due to a higher amount of reinsurance ceded. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In October 2001, the Company acquired Inter-State Assurance Company (“Inter-State”) and First Variable Life Insurance Company (“First Variable”) from ILona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc. This acquisition resulted in a $19.8 million increase in premium and policy fees. Premiums and policy fees from older acquired blocks increased $0.7 million in the first three months of 2002 as compared to the same period last year. The decrease in premiums and policy fees from the Annuities Segment was $0.7 million. Premiums and policy fees related to the Credit Products segment decreased $2.2 million in the first three months of 2002 as compared to the first three months of 2001. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment were unchanged.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                    ------------------------------
                                                                                         2002             2001
                                                                                         ----             ----
                                                                                             (IN THOUSANDS)

         Net Investment Income                                                         $245,005         $206,505

         Net investment income in the first three months of 2002 was $38.5 million or 18.6% higher than the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The October 2001 acquisitions resulted in an increase in investment income of $9.8 million.

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

        The following table sets forth realized investment gains (losses) for the periods shown:

                 REALIZED INVESTMENT                                                        THREE MONTHS ENDED
                    GAINS/(LOSSES)                                                               MARCH 31
                 --------------------                                                    -----------------------
                                                                                          2002             2001
                                                                                          ----             ----
                                                                                              (In Thousands)

         Derivative Financial Instruments                                                 $(4,316)        $7,573
         All Other Investments                                                                713          1,518

        Realized investment losses related to derivative financial instruments were $4.3 million for the first three months of 2002 compared to gains of $7.6 million in the same period of 2001. The change is due to the general decline in interest rates. Realized investment gains related to all other investments were $0.7 million for the first three months of 2002 compared to a gain of $1.5 million for the corresponding period of 2001.

Other Income

        The following table sets forth other income for the periods shown:

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                         ---------------------------
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                                (IN THOUSANDS)

                  Other Income                                                            $25,804           $28,412

        Other income consists primarily of revenues from the Company's broker-dealer subsidiary, direct response businesses, service contract businesses, investment advisory fees from variable insurance products, and revenues of the Company's other non-insurance subsidiaries. Other income in the first three months of 2002 was $2.6 million lower than the corresponding period of 2001. In the first three months of 2002, revenues from the Company's broker-dealer subsidiary increased $0.5 million as compared to the same period in 2001. Revenues from the Company's direct response business decreased $1.8 million, while revenues from the service contract businesses remained relatively unchanged over the same period. Other income from all other sources decreased $1.3 million in the first three months of 2002 as compared to the first three months of 2001.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                            (IN THOUSANDS)

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                  ---------------------------
                                                                                                    2002             2001
                                                                                                    ----             ----
Operating Income (Loss)(1)
Life Insurance
     Life Marketing                                                                                $21,512          $18,254
     Acquisitions                                                                                   23,435           14,851
Retirement Savings and Investment Products
     Stable Value Contracts                                                                          9,228            8,551
     Annuities                                                                                       5,009            3,578
Specialty Insurance Products
     Credit Products                                                                                 8,106            8,388
Corporate and Other                                                                                 (1,035)           1,053
                                                                                                   --------         --------
     Total operating income                                                                         66,255           54,675
Realized Investment Gains (Losses)                                                                 --------         --------
     Stable Value Contracts                                                                            521            2,444
     Annuities                                                                                         382              169
     Unallocated Realized Investment Gains (Losses)                                                 (4,506)           6,478
Related Amortization of Deferred Policy Acquisition Costs
     Annuities                                                                                        (366)            (169)
                                                                                                   --------         --------
     Total net                                                                                      (3,969)           8,922
                                                                                                   --------         --------
Income (Loss) Before Income Tax
Life Insurance
     Life Marketing                                                                                 21,512           18,254
     Acquisitions                                                                                   23,435           14,851
Retirement Savings and Investment Products
     Stable Value Contracts                                                                          9,749           10,995
     Annuities                                                                                       5,024            3,578
Specialty Insurance Products
     Credit Products                                                                                 8,106            8,388
Corporate and Other                                                                                 (1,035)           1,053
Unallocated Realized Investment Gains (Losses)                                                      (4,506)           6,478
                                                                                                   --------         --------
     Total income before income tax                                                                $62,285          $63,597
                                                                                                   ========         ========

(1)  Income from continuing  operations before income tax excluding  realized  investment gains and losses and related  amortization of deferred policy acquisition costs.

        The Life Marketing segment’s pretax operating income was $21.5 million in the first three months of 2002 compared to $18.3 million in the same period of 2001. The increase is attributable to growth through sales.

        Pretax operating income from the Acquisitions segment was $23.4 million in the first three months of 2002, an increase of $8.6 million from the first three months of 2001. Earnings from the Inter-State and First Variable acquisitions contributed $3.1 million in the first three months of 2002. Operating income related to a block of business coinsured in early 2001 increased $1.3 million in the first quarter of 2002 as compared to the same period in 2001. Mortality experience in the segment was approximately $0.7 million more favorable in the first three months of 2002 than in the first three months of 2001. The segment also benefited from increased investment income in the first quarter of 2002.

        The Stable Value Contracts segment had pretax operating income of $9.2 million in the first quarter of 2002 as compared to $8.6 million in the corresponding period of 2001. The increase is due to an increase in account balances and a widening of operating spreads.

        The Annuities segment’s pretax operating income for the first three months of 2002 was $5.0 million as compared to $3.6 million in the first three months of 2001. The increase reflects the segment’s growth through sales.

        The Credit Products segment had pretax operating income of $8.1 million in the first quarter of 2002 as compared to $8.4 million for the same period in 2001. The decrease was attributable to slightly lower sales volume and negative claims experience in the current quarter. Included in the segment’s pretax income for the current quarter was $2.7 million of income related to the sale of the inactive charter of a small subsidiary. The segment’s future results are expected to continue to be negatively impacted by the general weakness in the overall economy.

        The Corporate and Other segment consists primarily of net investment income on capital, interest expense on all debt, and various other items not associated with the other segments. The segment had a pretax operating loss of $1.0 million in the first quarter of 2002 as compared to pretax operating income of $1.1 million in the first quarter of 2001. The decline in income as compared to the same quarter last year is primarily due to a decline in participating mortgage income partially offset by a decline in interest expense on corporate borrowings.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                            -------------------
                                                                                             2002          2001
                                                                                             ----          ----

                  Estimated Effective Income Tax Rates                                      33.2%         34.5%

        The effective income tax rate for the full year of 2001 was approximately 32.7%. Management's estimate of the effective income tax rate for 2002 is approximately 33.2%.

Net Income

        The following table sets forth net income from continuing operations before cumulative effect of change in accounting principle and related per share information for the periods shown:

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                            --------------------
                                                                                             2002         2001
                                                                                             ----         ----
         Net Income from Continuing Operations Before
           Cumulative Effect of Change in
           Accounting Principle (in thousands)                                              $41,606      $41,676
         Per Share-Basic                                                                       $.60         $.61
         Per Share-Diluted                                                                     $.59         $.61

        Compared to the same period in 2001, net income from continuing operations before cumulative effect of change in accounting principle per share-diluted in the first three months of 2002 decreased 3.3%, reflecting improved operating earnings in the Life Marketing, Acquisitions, Stable Value Contracts, and Annuities segments offset by lower operating results in the Credit Products and Corporate and Other segments, as well as realized investment losses in 2002 as compared to gains in 2001.

Recently Issued Accounting Standards

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

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 2002, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $10,232.1 million, which is 0.5% below amortized cost of $10,279.1 million. The Company had $2,552.4 million in mortgage loans at March 31, 2002. While the Company’s mortgage loans do not have quoted market values, at March 31, 2002, the Company estimates the market value of its mortgage loans to be $2,657.3 million (using discounted cash flows from the next call date), which is 4.1% above amortized cost. Most of the Company’s mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations are not expected to adversely affect liquidity.

        For several years, the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2002, approximately $552.0 million of the Company’s mortgage loans have this participation feature.

        At March 31, 2002, delinquent mortgage loans and foreclosed properties were 0.2% of invested assets. Bonds rated less than investment grade were 2.9% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        Policy loans at March 31, 2002, were $515.4 million, a decrease of $6.4 million from December 31, 2001. Policy loan rates are generally in the 4.0% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may be less than prevailing interest rates. At March 31, 2002, the Company had outstanding mortgage loan commitments of $413.6 million.

Liabilities

        Many of the Company’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At March 31, 2002, the Company had policy liabilities and accruals of $8.0 billion. The Company’s life insurance products have a weighted average minimum credited interest rate of approximately 4.5%.

        At March 31, 2002, the Company had $4.1 billion of stable value contract account balances and $3.4 billion of annuity account balances.

Derivative Financial Instruments

        The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. The Company used interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to modify the interest characteristics of certain investments, its Senior Notes, Medium-Term Notes, and TOPrS. Swap contracts are also used to alter the effective durations of assets and liabilities. The Company uses currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

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

Asset/Liability Management

        The Company’s asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is the Company’s policy to generally maintain asset and liability durations within one half year of one another, although, from time to time, a broader interval may be allowed.

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

        Approximately 20% of the Company’s liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $735 million during 2001. Cash outflows related to stable value contracts are estimated to be approximately $1,086 million in 2002. At March 31, 2002, the Company had $30.1 million, $62.6 million, and $50.2 million of stable value contracts which may be terminated by the contract holder upon seven, thirty, or ninety days notice, respectively. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at March 31, 2002, to fund mortgage loans in the amount of $413.6 million. The Company’s subsidiaries held $211.2 million in cash and short-term investments at March 31, 2002. The Company had an additional $13.3 million in cash and short-term investments available for general corporate purposes.

        While the Company generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has arranged sources of credit for its insurance subsidiaries to use when needed. At March 31, 2002, Protective Life Insurance Company had $44.5 million of securities sold under repurchase agreements with an interest rate of 1.95%. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may from time to time sell short-duration stable value products to complement its cash management practices.

        The Company has also used securitization transactions involving its commercial mortgage loans to increase its liquidity. During the period ended March 31, 2002, the Company entered into no such transactions.

Capital

        At March 31, 2002, Protective Life Corporation had borrowed $10.5 million under its $200.0 million revolving lines of credit.

        The Company’s cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal and management services rendered to the subsidiaries, and investment income. At December 31, 2001, approximately $282.1 million of consolidated share-owners’ equity, excluding net unrealized investment gains and losses, represented net assets of the Company’s insurance subsidiaries that cannot be transferred to the Company. In addition, the states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends to the Company.

        The Company plans to retain substantial portions of the earnings of its life insurance subsidiaries in those companies primarily to support their future growth. The Company’s cash disbursements have from time to time exceeded its cash receipts, and these shortfalls have been funded through various external financings. Therefore, the Company may, from time to time, require additional external financing.

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

Contractual Obligations

        The table below sets forth future maturities of debt, guaranteed preferred beneficial interests in the Company’s subordinated debentures (guaranteed preferred beneficial interests), and stable value contracts.

          (IN THOUSANDS)                                         2002           2003-2004        2005-2006       AFTER 2006
          --------------                                         ----           ---------        ---------       ----------
     Debt                                                      $ 10,500      $   175,000                          $194,231
     Guaranteed preferred beneficial interests                                                                     175,000
     Stable value contracts                                     642,390        1,890,434        $1,196,340         353,267
     Securities sold under repurchase agreements                 44,500

Other Developments

        Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe that any such assessments will be materially different from amounts already reflected in the financial statements.

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

        Legislation has recently been enacted that would, over time, reduce and ultimately eliminate the estate tax. Life insurance products are often used to fund estate tax obligations. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products would be adversely affected.

        The tragic events of September 11, 2001, had little direct effect on the Company’s operations or financial strength. However, many of the Company’s businesses and the performance of the Company’s investment portfolio are affected by general economic conditions, therefore a downturn in the general economy could have a negative effect on the Company’s operations and financial strength.

        In recent years, most financial services companies, including the Company, experienced a decrease in the market price of their common stock. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, a lower stock price may limit the Company's ability to raise capital to fund other growth opportunities and acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

        There has been no material change from the disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II

Item 6.                Exhibits and Reports on Form 8-K

                (a)      Exhibit 15
                (b)      Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Corporation

Date:	May 15, 2002	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)