Form 10-Q
period 2002-06-30
PROTECTIVE LIFE CORP
filed 2002-08-14
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of August 9, 2002: 68,662,207 shares.

PROTECTIVE LIFE CORPORATION

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants........................................
       Consolidated Condensed Statements of Income for the Three and
           Six Months ended June 30, 2002 and 2001 (unaudited)..................
       Consolidated Condensed Balance Sheets as of June 30, 2002
           (unaudited) and December 31, 2001....................................
       Consolidated Condensed Statements of Cash Flows for the
           Six Months ended June 30, 2002 and 2001 (unaudited)..................
       Notes to Consolidated Condensed Financial Statements (unaudited).........

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........

Part II.  Other Information:
   Item 4.  Submission of Matters to a Vote of Security Holders.................

   Item 6.  Exhibits and Reports on Form 8-K....................................

Signature.......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of June 30, 2002, and the related consolidated condensed statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
August 14, 2002

                                                      PROTECTIVE LIFE CORPORATION
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                              (UNAUDITED)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30                            JUNE 30
                                                                   -----------------------         -------------------------
                                                                     2002         2001                2002           2001
                                                                     ----         ----                ----           ----
REVENUES
    Premiums and policy fees                                       $395,937      $324,597           $763,296       $636,142
    Reinsurance ceded                                              (211,138)     (176,689)          (394,505)      (320,405)
                                                                   ---------     ---------          ---------      ---------
      Premiums and policy fees, net of reinsurance ceded            184,799       147,908            368,791        315,737
    Net investment income                                           251,690       212,970            496,695        419,475
    Realized investment gains (losses):
      Derivative financial instruments                               13,897        (6,697)             9,581            877
      All other investments                                             (79)         (823)               634            694
    Other income                                                     29,033        29,020             54,837         57,432
                                                                   ---------     ---------          ---------      ---------
                                                                    479,340       382,378            930,538        794,215
                                                                   ---------     ---------          ---------      ---------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2002 - $180,959; 2001 - $98,131
      six months: 2002 - $330,144; 2001 - $200,569)                 294,650       241,040            568,581        493,723
    Amortization of deferred policy acquisition costs                40,398        29,442             88,337         57,103
    Amortization of goodwill                                              0           874                  0          1,731
    Other operating expenses (net of reinsurance ceded:
      three months: 2002 - $42,655; 2001 - $52,042
      six months: 2002 - $76,229; 2001 - $81,993)                    62,810        62,269            129,853        129,308
                                                                   ---------     ---------          ---------      ---------
                                                                    397,858       333,625            786,771        681,865
                                                                   ---------     ---------          ---------      ---------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX                                                81,482        48,753            143,767        112,350

Income tax expense                                                   27,052        15,751             47,731         37,672
                                                                   ---------     ---------          ---------      ---------

INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                   54,430        33,002             96,036         74,678

Loss from discontinued operations, net of income tax                      0        (5,855)                 0         (1,891)

NET INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                   54,430        27,147             96,036         72,787

Cumulative effect of change in accounting principle                       0             0                  0         (7,593)
                                                                   ---------     ---------          ---------      ---------

NET INCOME                                                        $  54,430      $ 27,147           $ 96,036       $ 65,194
                                                                  ==========     =========          =========      =========

NET INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE PER SHARE - BASIC                    $     .77       $    .47           $   1.37       $   1.08
                                                                 ==========      =========          =========      =========
NET INCOME PER SHARE - BASIC                                     $     .77       $    .39           $   1.37       $    .95
                                                                 ==========      =========          =========      =========

NET INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE PER SHARE - DILUTED                         $     .77       $    .46           $   1.36       $   1.07
                                                                 ==========      =========          =========      =========
NET INCOME PER SHARE - DILUTED                                   $     .77       $    .38           $   1.36       $    .94
                                                                 ==========      =========          =========      =========
DIVIDENDS PAID PER SHARE                                         $     .15       $    .14           $    .29       $    .27
                                                                 ==========      =========          =========      =========

Average shares outstanding - basic                               69,893,332    69,978,779          69,893,392      68,907,614
Average shares outstanding - diluted                             70,486,576    70,507,398          70,435,362      69,417,448

See notes to consolidated condensed financial statements

                                                      PROTECTIVE LIFE CORPORATION
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (DOLLARS IN THOUSANDS)

                                                                                        JUNE 30               DECEMBER 31
                                                                                          2002                   2001
                                                                                    ---------------         --------------
                                                                                      (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market                                                      $11,049,478            $ 9,838,091
     Equity securities, at market                                                          72,908                 76,774
     Mortgage loans on real estate                                                      2,600,613              2,512,844
     Investment in real estate, net                                                        24,485                 26,349
     Policy loans                                                                         551,988                521,841
     Other long-term investments                                                          150,842                104,624
     Short-term investments                                                               257,526                237,155
                                                                                      ------------           ------------
       Total investments                                                               14,707,840             13,317,678
   Cash                                                                                    43,775                126,558
   Accrued investment income                                                              168,408                159,866
   Accounts and premiums receivable, net                                                  100,596                 64,410
   Reinsurance receivables                                                              2,199,043              2,174,769
   Deferred policy acquisition costs                                                    1,646,154              1,532,683
   Goodwill, net                                                                           47,312                 48,162
   Property and equipment, net                                                             45,397                 51,307
   Other assets                                                                           248,832                251,581
   Assets related to separate accounts
     Variable annuity                                                                   1,691,789              1,873,195
     Variable universal life                                                              113,570                114,618
     Other                                                                                  4,158                  3,997
                                                                                      ------------           ------------
                                                                                      $21,016,874            $19,718,824
                                                                                      ============           ============
LIABILITIES
   Policy liabilities and accruals                                                    $ 8,587,489            $ 7,876,166
   Stable value contract account balances                                               4,078,763              3,716,530
   Annuity account balances                                                             3,603,722              3,248,217
   Other policyholders' funds                                                             144,503                131,040
   Securities sold under repurchase agreements                                                  0                117,000
   Other liabilities                                                                      516,749                498,579
   Accrued income taxes                                                                    (6,490)                60,897
   Deferred income taxes                                                                  192,384                127,230
   Debt                                                                                   386,688                376,211
   Guaranteed Preferred Beneficial Interests
     8.25% Trust Originated Preferred Securities                                           75,000                 75,000
     7.5% Trust Originated Preferred Securities                                           100,000                100,000
   Liabilities related to separate accounts
     Variable annuity                                                                   1,691,789              1,873,195
     Variable universal life                                                              113,570                114,618
     Other                                                                                  4,158                  3,997
                                                                                      ------------           ------------
                                                                                       19,488,325             18,318,680
                                                                                      ------------           ------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value,
     Shares authorized: 3,600,000; Issued: None
   Junior Participating Cumulative Preferred Stock, $1.00 par value
     Shares authorized: 400,000; Issued: None
   Common Stock, $.50 par value, Shares authorized: 160,000,000
     Shares issued: 2002 - 73,251,960; 2001 - 73,251,960                                   36,626                 36,626
   Additional paid-in capital                                                             405,711                405,420
   Treasury stock, at cost (2002 - 4,594,377 shares; 2001 - 4,696,788 shares)             (16,278)               (15,895)
   Stock held in trust (2002 - 60,574 shares; 2001 - 55,785 shares)                        (1,679)                (1,535)
   Unallocated stock in Employee Stock Ownership Plan
     (2002 - 838,401 shares; 2001 - 1,001,401 shares)                                      (2,777)                (3,317)
   Retained earnings                                                                    1,000,645                924,517
   Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income
       tax: 2002 - $57,239; 2001 - $29,254)                                               106,301                 54,328
                                                                                      ------------           ------------
                                                                                        1,528,549              1,400,144
                                                                                      ------------           ------------
                                                                                      $21,016,874            $19,718,824
                                                                                      ============           ============

See notes to consolidated condensed financial statements

                                                      PROTECTIVE LIFE CORPORATION
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                                         JUNE 30
                                                                                          ----------------------------------
                                                                                               2002                 2001
                                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                             $    96,036          $   65,194
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                       (10,215)             (1,572)
     Amortization of deferred policy acquisition costs                                         88,337              68,399
     Capitalization of deferred policy acquisition costs                                     (189,977)           (126,277)
     Depreciation expense                                                                       5,769               6,150
     Deferred income tax                                                                       37,169             (15,100)
     Accrued income tax                                                                       (67,387)             53,462
     Amortization of goodwill                                                                       0               4,467
     Interest credited to universal life and investment products                              560,416             421,869
     Policy fees assessed on universal life and investment products                          (122,447)           (101,607)
     Change in accrued investment income and other receivables                                (60,080)            (15,539)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                 56,997              13,896
     Change in other liabilities                                                               19,267              81,400
     Other (net)                                                                                6,080             (16,758)
                                                                                          ------------         -----------
   Net cash provided by operating activities                                                  419,965             437,984
                                                                                          ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                         4,479,352           9,651,623
     Other                                                                                    148,678             142,429
   Sale of investments
     Investments available for sale                                                         4,392,898             949,765
     Other                                                                                      4,218               1,363
   Cost of investments acquired
     Investments available for sale                                                        (9,764,550)        (11,496,081)
     Corporate owned life insurance                                                                              (100,000)
     Other                                                                                   (216,729)           (170,818)
   Acquisitions and bulk reinsurance assumptions                                              130,515             132,284
   Sales (Purchase) of property and equipment                                                  (3,564)             (7,638)
   Sale of property and equipment                                                                  48                   0
                                                                                          ------------        ------------
   Net cash used in investing activities                                                     (829,134)           (897,073)
                                                                                          ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt                      2,015,272             627,600
   Principal payments on line of credit arrangements and debt                              (2,121,795)           (454,578)
   Dividends to share owners                                                                  (19,908)            (17,992)
   Sale (Purchase) of common stock held in trust                                                 (828)                 82
   Investment product deposits and changes in universal life deposits                       1,040,707             929,479
   Investment product withdrawals                                                            (587,062)           (604,223)
                                                                                          ------------        ------------
   Net cash provided by financing activities                                                  326,386             480,368
                                                                                          ------------        ------------

(DECREASE)/INCREASE IN CASH                                                                   (82,783)             21,279
CASH AT BEGINNING OF PERIOD                                                                   126,558              55,494
                                                                                          ------------        ------------
CASH AT END OF PERIOD                                                                     $    43,775         $    76,773
                                                                                          ============        ============

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands, except per share amounts)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - COMMITMENTS AND CONTINGENT LIABILITIES

        The Company’s certificate of incorporation provides indemnification for persons serving as officers and directors of the Company. In addition, agreements with the Company’s directors require the Company, upon certain “change-in-control” contingencies, to obtain a $20 million letter of credit to secure the Company’s indemnification obligations. The letter of credit would provide security for the Company’s obligations up to an aggregate amount of $20 million (after taking into account amounts paid by the Company and amounts paid under the Company’s directors and officers or other insurance policies).

        Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not currently believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation or, alternatively, arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

        Retirement Savings and Investment Products

The Stable Value Contracts segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans. The segment also markets fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.

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

        The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets. Operating segment income is generally income before income tax, adjusted to exclude any pretax minority interest in income of consolidated subsidiaries. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

        Assets are allocated based on policy liabilities and deferred policy acquisition costs directly attributable to each segment.

        There are no significant intersegment transactions.

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the recognition of income tax expense, income from discontinued operations, and cumulative effect of change in accounting principle. Asset adjustments represent the inclusion of assets related to discontinued operations. The reduction in the goodwill balance in the Credit Products segment relates to the sale of a small subsidiary in the first quarter of 2002.

        In December 2001, the Company sold substantially all of its Dental Division and discontinued other Dental Division related operations (See Note L “Discontinued Operations”). Additionally, other adjustments were made to combine its life marketing operations into a single segment, and to reclassify certain smaller businesses. Prior period segment results have been restated to reflect these changes.

                                                                     OPERATING SEGMENT INCOME FOR THE
                                                                      SIX MONTHS ENDED JUNE 30, 2002
                                                   --------------------------------------------------------------------------
                                                                                                RETIREMENT SAVINGS AND
                                                           LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------        ------------             ------------        ----------
Premiums and policy fees                           $309,293          $156,171                                     $ 13,449
Reinsurance ceded                                  (223,143)          (35,892)
                                                   ---------         ---------                                    ---------
   Net of reinsurance ceded                          86,150           120,279                                       13,449
Net investment income                               101,773           117,511                   $121,533           105,465
Realized investment gains (losses)                                                                   256             3,238
Other income                                         29,250             1,073                                        4,894
                                                   ---------         ---------                  ---------         ---------
       Total revenues                               217,173           238,863                    121,789           127,046
                                                   ---------         ---------                  ---------         ---------
Benefits and settlement expenses                    123,891           156,176                     98,911            87,448
Amortization of deferred policy
   acquisition costs                                 28,297            16,706                      1,160            13,677
Other operating expenses                             16,618            22,443                      1,947            14,025
                                                   ---------         ---------                  ---------         ---------
       Total benefits and expenses                  168,806           195,325                    102,018           115,150
                                                   ---------         ---------                  ---------         ---------
Income from continuing operations
   before income tax                                 48,367            43,538                     19,771            11,896

                                                    SPECIALTY INSURANCE
                                                          PRODUCTS
                                                                              CORPORATE
                                                          CREDIT                 AND                              TOTAL
                                                         PRODUCTS               OTHER        ADJUSTMENTS       CONSOLIDATED
                                                         ---------             --------      -----------       ------------
Premiums and policy fees                                 $255,768              $28,615                           $763,296
Reinsurance ceded                                        (125,087)             (10,383)                          (394,505)
                                                         ---------             --------                          ---------
   Net of reinsurance ceded                               130,681               18,232                            368,791
Net investment income                                      22,327               28,086                            496,695
Realized investment gains (losses)                                                              $ 6,721            10,215
Other income                                               18,782                  838                             54,837
                                                         ---------             --------         --------         ---------
       Total revenues                                     171,790               47,156            6,721           930,538
                                                         ---------             --------         --------         ---------
Benefits and settlement expenses                           85,061               17,094                            568,581
Amortization of deferred policy
   acquisition costs                                       27,687                  810                             88,337
Other operating expenses                                   48,313               26,507                            129,853
                                                         ---------             --------                          ---------
       Total benefits and expenses                        161,061               44,411                            786,771
                                                         ---------             --------                          ---------
Income from continuing operations
   before income tax                                       10,729                2,745                            143,767
Income tax expense                                                                               47,731            47,731
                                                                                                                 ---------
Net income                                                                                                       $ 96,036
                                                                                                                 =========

                                                                    OPERATING SEGMENT INCOME FOR THE
                                                                    THREE MONTHS ENDED JUNE 30, 2002
                                                  --------------------------------------------------------------------------
                                                                                               RETIREMENT SAVINGS AND
                                                          LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                      STABLE VALUE
                                                   MARKETING        ACQUISITIONS                CONTRACTS         ANNUITIES
                                                   ---------        ------------               ------------       ---------
Premiums and policy fees                           $159,871          $ 74,807                                     $  6,840
Reinsurance ceded                                  (123,128)          (17,889)
                                                   ---------         ---------                                     --------
   Net of reinsurance ceded                          36,743            56,918                                        6,840
Net investment income                                51,379            58,801                    $62,026            53,512
Realized investment gains (losses)                                                                  (265)            2,856
Other income                                         14,807               524                                        2,432
                                                   ---------         ---------                   --------          --------
       Total revenues                               102,929           116,243                     61,761            65,640
                                                   ---------         ---------                   --------          --------
Benefits and settlement expenses                     60,760            76,932                     50,082            45,061
Amortization of deferred policy
   acquisition costs                                 12,106             7,797                        595             6,683
Other operating expenses                              3,208            11,411                      1,062             7,024
                                                   ---------         ---------                   --------          --------
       Total benefits and expenses                   76,074            96,140                     51,739            58,768
                                                   ---------         ---------                   --------          --------
Income from continuing operations
   before income tax                                 26,855            20,103                     10,022             6,872

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                              CORPORATE
                                                          CREDIT                 AND                              TOTAL
                                                         PRODUCTS               OTHER        ADJUSTMENTS       CONSOLIDATED
                                                         --------              --------      -----------       ------------
Premiums and policy fees                                 $138,658              $15,761                           $395,937
Reinsurance ceded                                         (63,355)              (6,766)                          (211,138)
                                                         ---------             --------                          ---------
   Net of reinsurance ceded                                75,303                8,995                            184,799
Net investment income                                      11,013               14,959                            251,690
Realized investment gains (losses)                                                              $11,227            13,818
Other income                                               10,466                  804                             29,033
                                                         ---------             --------         --------         ---------
       Total revenues                                      96,782               24,758           11,227           479,340
                                                         ---------             --------         --------         ---------
Benefits and settlement expenses                           52,726                9,089                            294,650
Amortization of deferred policy
   acquisition costs                                       12,848                  369                             40,398
Other operating expenses                                   28,585               11,520                             62,810
                                                         ---------             --------                          ---------
       Total benefits and expenses                         94,159               20,978                            397,858
                                                         ---------             --------                          ---------
Income from continuing operations
   before income tax                                        2,623                3,780                             81,482
Income tax expense                                                                               27,052            27,052
                                                                                                                ----------
Net income                                                                                                      $  54,430
                                                                                                                ==========

                                                                      OPERATING SEGMENT INCOME FOR THE
                                                                       SIX MONTHS ENDED JUNE 30, 2001
                                                  ---------------------------------------------------------------------------
                                                                                               RETIREMENT SAVINGS AND
                                                          LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                     STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------        ------------              -------------       ---------
Premiums and policy fees                           $246,635          $102,355                                      $14,472
Reinsurance ceded                                  (159,955)          (20,348)
                                                   ---------         ---------                                     --------
   Net of reinsurance ceded                          86,680            82,007                                       14,472
Net investment income                                84,427            85,564                   $129,744            77,919
Realized investment gains (losses)                                                                 2,695                24
Other income                                         31,261               (52)                                       5,453
                                                   ---------         ---------                  ---------          --------
       Total revenues                               202,368           167,519                    132,439            97,868
                                                   ---------         ---------                  ---------          --------
Benefits and settlement expenses                    116,319           113,371                    110,500            63,536
Amortization of deferred policy
   acquisition costs                                 14,488             7,342                        608            11,318
Amortization of goodwill                                189
Other operating expenses                             29,465            15,211                      1,981            14,658
                                                   ---------         ---------                  ---------          --------
       Total benefits and expenses                  160,461           135,924                    113,089            89,512
                                                   ---------         ---------                  ---------          --------
Income from continuing operations
   before income tax                                 41,907            31,595                     19,350             8,356

                                                     SPECIALTY INSURANCE
                                                          PRODUCTS
                                                                              CORPORATE
                                                          CREDIT                 AND                              TOTAL
                                                         PRODUCTS               OTHER         ADJUSTMENTS      CONSOLIDATED
                                                         --------             ----------      -----------      ------------
Premiums and policy fees                                 $248,277              $24,403                           $636,142
Reinsurance ceded                                        (134,237)              (5,865)                          (320,405)
                                                         ---------             --------                          ---------
   Net of reinsurance ceded                               114,040               18,538                            315,737
Net investment income                                      23,737               18,084                            419,475
Realized investment gains (losses)                                                              $(1,148)            1,571
Other income                                               19,646                1,124                             57,432
                                                         ---------             --------         --------         ---------
       Total revenues                                     157,423               37,746           (1,148)          794,215
                                                         ---------             --------         --------         ---------
Benefits and settlement expenses                           73,604               16,393                            493,723
Amortization of deferred policy
   acquisition costs                                       22,501                  846                             57,103
Amortization of goodwill                                    1,537                    5                              1,731
Other operating expenses                                   42,569               25,424                            129,308
                                                         ---------             --------                          ---------
       Total benefits and expenses                        140,211               42,668                            681,865
                                                         ---------             --------                          ---------
Income from continuing operations
   before income tax                                       17,212               (4,922)                           112,350
Income tax expense                                                                               37,672            37,672
Loss from discontinued operations, net of
   income tax                                                                                    (1,891)           (1,891)
Cumulative effect of change in accounting
   principle, net of income tax                                                                  (7,593)           (7,593)
                                                                                                                ----------
Net income                                                                                                      $  65,194
                                                                                                                ==========

                                                                    OPERATING SEGMENT INCOME FOR THE
                                                                     THREE MONTHS ENDED JUNE 30, 2001
                                                  ----------------------------------------------------------------------------
                                                                                              RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                     STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------        ------------              ------------        ---------
Premiums and policy fees                           $128,737           $51,410                                     $  7,127
Reinsurance ceded                                   (92,764)          (12,302)
                                                    --------          --------                                    ---------
   Net of reinsurance ceded                          35,973            39,108                                        7,127
Net investment income                                43,514            44,692                    $64,489            40,406
Realized investment gains (losses)                                                                   251              (145)
Other income                                         15,764               (52)                                       2,736
                                                    --------          --------                   --------         ---------
       Total revenues                                95,251            83,748                     64,740            50,124
Benefits and settlement expenses                     54,124            55,339                     55,036            32,492
Amortization of deferred policy
   acquisition costs                                  6,994             2,776                        363             5,430
Amortization of goodwill                                104
Other operating expenses                             10,376             8,889                        986             7,424
                                                    --------          --------                   --------          --------
       Total benefits and expenses                   71,598            67,004                     56,385            45,346
                                                    --------          --------                   --------          --------
Income from continuing operations
   before income tax                                 23,653            16,744                      8,355             4,778

                                                     SPECIALTY INSURANCE
                                                          PRODUCTS
                                                                               CORPORATE
                                                          CREDIT                 AND                              TOTAL
                                                         PRODUCTS               OTHER        ADJUSTMENTS       CONSOLIDATED
                                                         --------              -------       -----------       ------------
Premiums and policy fees                                 $124,816              $12,507                           $324,597
Reinsurance ceded                                         (68,391)              (3,232)                          (176,689)
                                                         ---------             --------                          ---------
   Net of reinsurance ceded                                56,425                9,275                            147,908
Net investment income                                      11,733                8,136                            212,970
Realized investment gains (losses)                                                              $(7,626)           (7,520)
Other income                                                9,902                  670                             29,020
                                                         ---------             --------         --------         ---------
       Total revenues                                      78,060               18,081           (7,626)          382,378
                                                         ---------             --------         --------         ---------
Benefits and settlement expenses                           34,846                9,203                            241,040
Amortization of deferred policy
   acquisition costs                                       13,544                  335                             29,442
Amortization of goodwill                                      768                    2                                874
Other operating expenses                                   20,078               14,516                             62,269
                                                         ---------             --------                          ---------
       Total benefits and expenses                         69,236               24,056                            333,625
                                                         ---------             --------                          ---------
Income from continuing operations
   before income tax                                        8,824               (5,975)                            48,753
Income tax expense                                                                               15,751            15,751
Loss from discontinued operations, net of
   income tax                                                                                    (5,855)           (5,855)
                                                                                                                ----------
Net income                                                                                                      $  27,147
                                                                                                                ==========

                                                                        OPERATING SEGMENT ASSETS
                                                                             JUNE 30, 2002
                                                 ------------------------------------------------------------------------------
                                                                                               RETIREMENT SAVINGS AND
                                                          LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                  -----------       ------------              -----------        -----------
Investments and other assets                      $3,712,328        $4,530,570                $4,028,679         $4,900,170
Deferred policy acquisition costs                    941,399           406,271                     6,014            138,036
Goodwill                                              10,354
                                                  -----------       -----------               -----------        -----------
       Total assets                               $4,664,081        $4,936,841                $4,034,693         $5,038,206
                                                  ===========       ===========               ===========        ===========

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                             CORPORATE
                                                          CREDIT                AND                               TOTAL
                                                         PRODUCTS              OTHER          ADJUSTMENTS      CONSOLIDATED
                                                        ----------           ----------       -----------      ------------
Investments and other assets                            $1,024,814           $1,005,935         $120,912        $19,323,408
Deferred policy acquisition costs                          146,301                8,133                           1,646,154
Goodwill                                                    36,527                  431                              47,312
                                                        -----------          -----------        --------        ------------
       Total assets                                     $1,207,642           $1,014,499         $120,912        $21,016,874
                                                        ===========          ===========        ========        ============

                                                                         OPERATING SEGMENT ASSETS
                                                                            DECEMBER 31, 2001
                                                  -----------------------------------------------------------------------------
                                                                                             RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                   STABLE VALUE
                                                   MARKETING       ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------       ------------             -------------        ----------
Investments and other assets                      $3,433,099        $4,087,470                $3,872,636         $4,507,289
Deferred policy acquisition costs                    829,021           418,268                     6,375            128,488
Goodwill                                              10,354
                                                  -----------       -----------               -----------        -----------
       Total assets                               $4,272,474        $4,505,738                $3,879,011         $4,635,777
                                                  ===========       ===========               ===========        ===========

                                                    SPECIALTY INSURANCE
                                                          PRODUCTS
                                                                             CORPORATE
                                                           CREDIT               AND                               TOTAL
                                                          PRODUCTS             OTHER          ADJUSTMENTS      CONSOLIDATED
                                                         ----------          ----------       -----------      ------------
Investments and other assets                             $1,060,967          $1,063,373         $113,145        $18,137,979
Deferred policy acquisition costs                           142,229               8,302                           1,532,683
Goodwill                                                     37,377                 431                              48,162
                                                         -----------         -----------        ---------       ------------
       Total assets                                      $1,240,573          $1,072,106         $113,145        $19,718,824
                                                         ===========         ===========        =========       ============

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at June 30, 2002, and for the six months then ended, the Company’s insurance subsidiaries had combined share-owners’ equity of $722.8 million and a net loss of $49.5 million. The net loss was primarily due to the expensing of a reinsurance-ceding commission to acquire, through coinsurance, a block of policies from Conseco Variable Insurance Company and the policy acquisition costs related to current period sales.

NOTE E - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 115 certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of share-owners’ equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the application of SFAS No. 115 does not affect the Company’s operations, reported share-owners’ equity will fluctuate significantly as interest rates change.

        The Company’s balance sheets at June 30, 2002 and December 31, 2001, prepared on the basis of reporting investments at amortized cost rather than at market values are as follows:

                                                                      JUNE 30              DECEMBER 31
                                                                      -------              -----------

    Total investments                                              $14,510,228             $13,212,993
    Deferred policy acquisition costs                                1,680,226               1,553,786
    All other assets                                                 4,662,880               4,868,463
                                                                   ------------            ------------
                                                                   $20,853,334             $19,635,242
                                                                   ============            ============

    Deferred income taxes                                         $    135,145             $    97,976
    All other liabilities                                           19,295,941              18,191,450
                                                                   ------------            ------------
                                                                    19,431,086              18,289,426

    Share-owners' equity                                             1,422,248               1,345,816
                                                                   ------------            ------------
                                                                   $20,853,334             $19,635,242
                                                                   ============            ============

NOTE F - NET INCOME PER SHARE

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

        A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the three month and six month periods ended June 30, 2002 and 2001 is summarized as follows:

                                                   RECONCILIATION OF NET INCOME AND
                                                      AVERAGE SHARES OUTSTANDING

                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30                           JUNE 30
                                                               ----------------------------     -----------------------------
                                                                   2002            2001              2002            2001

Net income                                                        $54,430         $27,147           $96,036         $65,194
Dividends on FELINE PRIDES                                                                                            (1)
                                                                  -------         -------           -------         -------
Adjusted net income                                               $54,430         $27,147           $96,036         $65,194
                                                                  =======         =======           =======         =======

Average shares issued and outstanding                          68,656,651      68,548,575        68,647,437      67,511,066
Stock held in trust                                               (60,574)        (44,893)          (58,193)        (42,661)
Issuable under various deferred compensation plans              1,297,255       1,475,097         1,304,148       1,439,209
                                                               ----------      ----------        ----------      ----------
Average shares outstanding - basic                             69,893,332      69,978,779        69,893,392      68,907,614
Stock held in trust                                                60,574          44,893            58,193          42,661
Stock appreciation rights                                         285,287         289,134           256,663         230,554
Issuable under various other stock-based compensation plans       247,383         194,592           227,114         236,619
FELINE PRIDES stock purchase contracts                                                                                (1)
                                                               ----------      ----------        ----------      ----------
Average shares outstanding - diluted                           70,486,576      70,507,398        70,435,362      69,417,448
                                                               ==========      ==========        ==========      ==========

     (1) 995,949 shares excluded because the effect is anti-dilutive

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141, "Business Combinations", and 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142 in the first quarter of 2002. The Company has performed an impairment test and determined that its goodwill was not impaired at January 1, or June 30, 2002.

        The following table illustrates adjusted income from continuing operations before cumulative effect of change in accounting principle and basic and diluted earnings per-share as if these pronouncements were adopted as of January 1, 2001:

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30                           JUNE 30
                                                                 ---------------------            -----------------------
                                                                 2002            2001               2002           2001
                                                                 ----            ----               ----           ----
     Adjusted net income:
       Income from continuing operations
         before cumulative effect of change
         in accounting principle                                $54,430        $33,002             $96,036        $74,678
       Add back amortization of goodwill,
         net of tax                                                                568                              1,125
                                                                -------        -------             -------        -------
       Adjusted income from continuing
         operations before cumulative effect
         of change in accounting principle                      $54,430        $33,570             $96,036        $75,803
                                                                =======        =======             =======        =======
       Basic earnings per share from continuing
         operations before cumulative effect of
         change in accounting principle                            $.77           $.47               $1.37          $1.08
       Add back amortization of goodwill                                           .01                                .02
                                                                   ----           ----               -----          -----
       Adjusted                                                    $.77           $.48               $1.37          $1.10
                                                                   ====           ====               =====          =====
       Diluted earnings per-share from continuing
         operations before cumulative effect of
         change in accounting principle                            $.77           $.46               $1.36          $1.07
       Add back amortization of goodwill                                           .01                                .02
                                                                   ----           ----               -----          -----
       Adjusted                                                    $.77           $.47               $1.36          $1.09
                                                                   ====           ====               =====          =====

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

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operation accounting is applied. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material effect on the Company’s financial position or results of operations.

NOTE H - DERIVATIVES AND HEDGING ACTIVITIES

Fair-Value Hedges

        The Company has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain callable Medium-Term Notes and stable value contracts. In assessing hedge effectiveness, the Company excludes the embedded call option’s time value component from each derivative’s total gain or loss. For the three months and six months ended June 30, 2002, total measured ineffectiveness for the fair value hedging relationships and the excluded time value component was insignificant. Both the measured ineffectiveness and the excluded time value component are reported in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

Cash-Flow Hedges

        The Company has not designated any hedging relationships as a cash flow hedge.

Other Derivatives

        The Company uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments as well as certain debt and preferred security obligations of the Company. For the three and six months ended June 30, 2002, the Company recognized total pretax gains of $15.2 million and $14.9 million, respectively, which represents the change in fair value of these derivative instruments.

        On its foreign currency swaps, the Company recognized a $53.7 million pretax gain for the first six months of fiscal 2002 and a $63.0 million pretax gain for the quarter while recognizing a $56.8 million foreign exchange pretax loss on the related foreign-currency-denominated stable value contracts for the six month period and a $64.2 million pretax loss for the quarter. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

        The Company has entered into asset swap arrangements to effectively sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the six months ended June 30, 2002, the Company recognized a $5.9 million pretax gain for the change in the asset swaps’ fair value and recognized a $7.2 million pretax loss to separately record the embedded equity options at fair value. For the quarter, the Company recognized a $2.1 million pretax gain for the change in the asset swaps’ fair value and recognized a $2.7 million pretax loss to separately record embedded equity options at fair value.

        The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party. The Company recognized a $1.0 million pretax loss for the first six months of 2002 for the change in the total return swap’s fair value and a $0.4 million pretax gain for the quarter.

NOTE I - COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods presented below:

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30                               JUNE 30
                                                             -------------------------            ---------------------------
                                                                 2002           2001                 2002             2001

Net income                                                   $  54,430        $27,147             $  96,036       $  65,194
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2002 - $70,887; 2001 - $(20,244)
   six months: 2002 - $28,207; 2001 - $25,029)                 131,647        (37,596)               52,385          46,483
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2002 - $28; 2001 - $288
   six months: 2002 - $(222); 2001 - $(242))                        51            535                  (412)           (452)
Transition adjustment on derivative financial
   instruments (net of income tax:
   six months: 2001 - $2,127)                                        0              0                     0           3,951
                                                              ---------       --------             ---------       ---------
Comprehensive income                                          $186,128        $(9,914)             $148,009        $115,176
                                                              =========       ========             =========       =========

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information for the period presented below:

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                       -----------------------------
                                                                                           2002            2001
                                                                                           ----            ----
          SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
              AND FINANCING ACTIVITIES
          Redemption of FELINE PRIDES                                                                    $ 114,997
          Acquisition and related reinsurance transactions:
             Assets acquired, net of cash                                               $ 358,897          662,918
             Liabilities assumed                                                         (489,412)        (795,202)
                                                                                        ----------       ----------
             Net                                                                        $(130,515)       $(132,284)
                                                                                        ==========       ==========

NOTE K - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE L - DISCONTINUED OPERATIONS

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

        Summarized below are the consolidated results of operations for the periods presented below, on an unaudited pro forma basis, as if the acquisitions had occurred as of January 1, 2001. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30, 2001                   JUNE 30, 2001
                                                    --------------------              -----------------
                                                        (UNAUDITED)                     (UNAUDITED)

    Total revenues                                         $405,484                       $840,427
    Net income                                               30,072                         71,044
    Net income per share-basic                                  .43                           1.03
    Net income per share-diluted                                .43                           1.02

        On June 28, 2002, the Company completed its acquisition through coinsurance of a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company. In the transaction, the Company received approximately $470 million of statutory reserves and paid a ceding commission of approximately $49.5 million.

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

        In the conduct of its business, the Company makes certain assumptions regarding the mortality, persistency, claims, expenses and interest rates, or other factors appropriate to the type of business, it expects to experience in future periods, which are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, and various other components of the Company’s balance sheet. The Company’s actual experience, as well as changes in estimates, are used to prepare the Company’s statements of income. The calculations the Company uses to estimate various components of its balance sheet and statement of income are necessarily complex and involve large amounts of data. Assumptions and estimates involve judgment and by their nature are imprecise and subject to changes and revision over time. Accordingly, the Company's results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and by changes arising from implementing more sophisticated administrative systems and procedures that are capable of calculating more precise estimates.

        The following discussion and analysis primarily relates to the six months ended June 30, 2002, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended June 30, 2002, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company’s operating results, information related to the quarters ended June 30, 2002, and June 30, 2001, has been provided.

        The Company’s results may fluctuate from period to period due to fluctuations in mortality, persistency, claims, expenses, interest rates, and other factors. Therefore, it is management’s opinion that quarterly operating results for an insurance company are not necessarily indicative of results to be achieved in future periods, and that a review of operating results over a longer period is necessary to assess an insurance company’s performance.

RESULTS OF CONTINUING OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (“premiums and policy fees”):

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30                              JUNE 30
                                                --------------------------          --------------------------
                                                  2002           2001                  2002            2001
                                                  ----           ----                  ----            ----
                                                                       (IN THOUSANDS)

           Premiums and Policy Fees             $184,799       $147,908              $368,791        $315,737

        Premiums and policy fees increased $53.1 million or 16.8% in the first six months of 2002 as compared to the first six months of 2001. Premiums and policy fees in the Life Marketing segment decreased $0.5 million in the first six months of 2002 as compared to the same period in 2001 due to a higher amount of reinsurance ceded. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In October 2001, the Company acquired Inter-State Assurance Company (“Inter-State”) and First Variable Life Insurance Company (“First Variable”) from ILona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc. This acquisition resulted in a $33.6 million increase in premium and policy fees. Premiums and policy fees from a January 2001 acquisition increased $6.1 million. Premiums and policy fees from older acquired blocks decreased $1.4 million in the first six months of 2002 as compared to the same period last year. The decrease in premiums and policy fees from the Annuities Segment was $1.0 million. Premiums and policy fees related to the Credit Products segment increased $16.6 million in the first six months of 2002 as compared to the first six months of 2001 due to a lower amount of reinsurance ceded. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment were unchanged.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30                               JUNE 30
                                                      ----------------------             --------------------------
                                                        2002          2001                  2002             2001
                                                        ----          ----                  ----             ----
                                                                            (IN THOUSANDS)

           Net Investment Income                      $251,690      $212,970              $496,695         $419,475

        Net investment income in the first six months of 2002 was $77.2 million or 18.4% higher than the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The October 2001 acquisitions resulted in an increase in investment income of $21.7 million.

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

        The following table sets forth realized investment gains (losses) for the periods shown:

                     REALIZED INVESTMENT                          THREE MONTHS ENDED               SIX MONTHS ENDED
                           GAINS/(LOSSES)                              JUNE 30                          JUNE 30
               ----------------------------------               -----------------------           ------------------
                                                                 2002            2001               2002        2001
                                                                 ----            ----               ----        ----
                                                                                     (IN THOUSANDS)

                Derivative Financial Instruments                $13,897        $(6,697)             $9,581       $877
                All Other Investments                               (79)          (823)                634        694

         Realized investment gains related to derivative financial instruments were $9.6 million for the first six months of 2002 compared to gains of $0.9 million in the same period of 2001. The change is largely due to the general decline in interest rates. Realized investment gains related to all other investments were $0.6 million for the first six months of 2002 compared to a gain of $0.7 million for the corresponding period of 2001.

Other Income

        The following table sets forth other income for the periods shown:

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30                             JUNE 30
                                                       ----------------------              ---------------------
                                                         2002          2001                   2002         2001
                                                         ----          ----                   ----         ----
                                                                             (IN THOUSANDS)

              Other Income                             $29,033       $29,020                $54,837      $57,432

        Other income consists primarily of investment advisory fees from variable insurance products, and revenues from unaffiliated parties relating to the Company's broker-dealer subsidiary, direct response businesses, service contract businesses, and the Company's other non-insurance subsidiaries. Other income in the first six months of 2002 was $2.6 million lower than the corresponding period of 2001. In the first six months of 2002, revenues from the Company's broker-dealer subsidiary increased $1.7 million as compared to the same period in 2001. Revenues from the Company's direct response business decreased $4.2 million, while revenues from the service contract businesses decreased $1.1 million over the same period. Other income from all other sources increased $1.0 million in the first six months of 2002 as compared to the first six months of 2001.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                            (IN THOUSANDS)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                           JUNE 30                           JUNE 30
                                                                   -----------------------          ------------------------
                                                                     2002          2001                2002          2001
                                                                     ----          ----                ----          ----
Operating Income (Loss) (1)
Life Insurance
     Life Marketing                                                $26,855        $23,653            $ 48,367      $ 41,907
     Acquisitions                                                   20,103         16,744              43,538        31,595
Retirement Savings and Investment Products
     Stable Value Contracts                                         10,287          8,104              19,515        16,655
     Annuities                                                       4,968          4,778               9,977         8,356
Specialty Insurance Products
     Credit Products                                                 2,623          8,824              10,729        17,212
Corporate and Other                                                  3,780         (5,975)              2,745        (4,922)
                                                                   --------       --------           ---------     ---------
     Total operating income                                         68,616         56,128             134,871       110,803
                                                                   --------       --------           ---------     ---------
Realized Investment Gains (Losses)
     Stable Value Contracts                                           (265)           251                 256         2,695
     Annuities                                                       2,856           (145)              3,238            24
     Unallocated Realized Investment Gains (Losses)                 11,227         (7,626)              6,721        (1,148)
Related Amortization of Deferred Policy
Acquisition Costs
     Annuities                                                        (952)           145              (1,319)          (24)
                                                                   --------       --------           ---------      --------
     Total, net                                                     12,866         (7,375)              8,896         1,547
                                                                   --------       --------           ---------      --------

Income (Loss) Before Income Tax
Life Insurance
     Life Marketing                                                 26,855         23,653              48,367        41,907
     Acquisitions                                                   20,103         16,744              43,538        31,595
Retirement Savings and Investment Products
     Stable Value Contracts                                         10,022          8,355              19,771        19,350
     Annuities                                                       6,872          4,778              11,896         8,356
Specialty Insurance Products
     Credit Products                                                 2,623          8,824              10,729        17,212
Corporate and Other                                                  3,780         (5,975)              2,745        (4,922)
Unallocated Realized Investment Gains (Losses)                      11,227         (7,626)              6,721        (1,148)
                                                                   --------       --------           ---------     ---------
     Total income before income tax                                $81,482        $48,753            $143,767      $112,350
                                                                   ========       ========           =========     =========

(1)  Income from continuing  operations  before income tax excluding  realized  investment  gains and losses and related  amortization of deferred policy acquisition costs.

        The Life Marketing segment’s pretax operating income was $48.4 million in the first six months of 2002 compared to $41.9 million in the same period of 2001. The increase is primarily attributable to growth through sales. In addition, the segment had a favorable expense variance during the current quarter compared to an unfavorable variance during the same quarter of 2001, which was partially offset by less favorable mortality.

        During the second quarter of 2002, the Company discovered that the rates payable for reinsurance with respect to certain universal life policies in its Life Marketing segment were incorrectly entered into the Company’s reinsurance administrative systems in 1991. As a result, the Company has overpaid the reinsurance premiums related to such policies over a period of ten years beginning in 1992. After an internal review, the Company notified the reinsurance companies receiving the overpayments and is seeking return of the amounts overpaid. The Company believes that it is entitled to return of the amounts overpaid. However, the ultimate amount and timing of such recoveries cannot currently be determined, and as a result, no receivable was recorded with respect to such amounts as of June 30, 2002. While no assurance can be given as to the amount or timing of any such recovery, if all amounts the Company believes are due are recovered, the Company would receive reimbursements of approximately $62 million, after the payment of income taxes.

        The Company believes that the amounts ultimately recovered will be largely offset by amortization of deferred policy acquisition costs, and that recoveries, net of amortization and income taxes, will be recorded in the periods in which the amounts are determinable. While the Company believes that no prior period was materially misstated and that no operating trends were materially affected as a result, the recovery of such amounts could cause the Company to restate past financial results to increase previously reported net income by amounts that are immaterial in each prior period for which earnings are restated. The Company is unable to determine the proper method of accounting for any such recoveries until the amounts and the timing of the recoveries can be determined.

        While the Company believes it is entitled to return of the amounts overpaid, should a significant portion not be recovered, the Company could consequently be required to accelerate the amortization of the segment’s deferred policy acquisition costs.

        Pretax operating income from the Acquisitions segment was $43.5 million in the first six months of 2002, an increase of $11.9 million from the first six months of 2001. Earnings from the Inter-State and First Variable acquisitions contributed $7.7 million in the first six months of 2002. Operating income related to a block of business coinsured in early 2001 increased $1.8 million in the first six months of 2002 as compared to the same period in 2001.

        The Stable Value Contracts segment had pretax operating income of $19.5 million in the first six months of 2002 as compared to $16.7 million in the corresponding period of 2001. The increase is due to an increase in account balances and a widening of operating spreads.

        The Annuities segment’s pretax operating income for the first six months of 2002 was $10.0 million as compared to $8.4 million in the first six months of 2001. The increase reflects the segment’s growth through sales.

        The segment’s future results may be negatively affected by the economy. Lower interest rates could negatively affect sales of fixed annuities. Volatile equity markets could negatively affect sales of variable annuities. Declines in the equity markets decrease the fees the segment assesses on variable annuity contracts and increase the cost of providing minimum death benefit guarantees. The segment’s variable annuity products generally contain provisions that guarantee a minimum level of an annuity’s account value at the time of the contract holder’s death. The Company paid approximately $2.0 million of guaranteed minimum death benefits in the first six months of 2002. Sharp or prolonged declines in the equity markets can also accelerate the amortization of deferred policy acquisition costs and, accordingly, reduce reported results in the future.

        The Credit Products segment had pretax operating income of $10.7 million in the first six months of 2002 as compared to $17.2 million for the same period in 2001. The decrease was attributable to lower sales volume and negative claims experience in the current period. The segment has also experienced losses in several ancillary lines of business. The Company is taking action to curtail sales in several of these lines, but does not expect improvement in the results of these lines over the next several quarters. Included in the segment’s pretax income for 2002 was $2.7 million of income related to the sale of the inactive charter of a small subsidiary.

        The segment has also experienced much higher claims than expected in certain blocks of its vehicle service contract business in recent quarters. Vehicle service contracts represent approximately 40% of the segment’s sales. The Company has raised the rates in its vehicle service contract business in an effort to achieve an appropriate level of profitability in this line of business. The Company is monitoring the level of policy liabilities and accruals established to cover future claims in this line of business. An increase in accruals, and a reduction in the segment’s earnings, could be required in future periods if such claim's trends persist.

        Weakness in the overall economy is expected to continue to negatively impact the segment’s sales and may also contribute to higher levels of claims. Lower levels of consumer lending and lower automobile sales could negatively affect the segment’s sales and earnings. Also, the level of claims in this segment generally increases in a slowing economy.

        The Corporate and Other segment consists primarily of net investment income on capital, interest expense on all debt, and various other items not associated with the other segments. The segment had pretax operating income of $2.7 million in the first six months of 2002 as compared to a pretax operating loss of $4.9 million in the first six months of 2001. The increase in earnings as compared to the same period last year is primarily due to an increase in participating mortgage loan income and other investment income and a decrease in other operating expenses.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                           JUNE 30                           JUNE 30
                                                                    ---------------------             ---------------------
                                                                     2002          2001                 2002         2001
                                                                     ----          ----                 ----         ----
             Estimated Effective Income Tax Rates                   33.2%         32.3%                33.2%         33.5%

        The effective income tax rate for the full year of 2001 was approximately 32.7%. Management's estimate of the effective income tax rate for 2002 is approximately 33.2%.

Net Income

        The following table sets forth net income from continuing operations before cumulative effect of change in accounting principle and related per share information for the periods shown:

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30                         JUNE 30
                                                                      ------------------------        ----------------------
                                                                        2002          2001              2002          2001
                                                                        ----          ----              ----          ----
             Net income from continuing operations before
               cumulative effect of change in accounting
               principle (in thousands)                               $54,430         $33,002         $96,036       $74,678
             Per share-basic                                              .77            .47             1.37           1.08
             Per share-diluted                                            .77            .46             1.36           1.07

        Compared to the same period in 2001, net income from continuing operations before cumulative effect of change in accounting principle per share-diluted in the first six months of 2002 increased 27.1%, reflecting improved operating earnings in the Life Marketing, Acquisitions, Stable Value Contracts, Annuities, and Corporate and Other segments and higher realized investment gains partially offset by lower operating results in the Credit Products segment.

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

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operation accounting is applied. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material effect on the Company’s financial position or results of operations.

Review by Independent Accountants

        With respect to the unaudited consolidated condensed financial information of Protective Life Corporation for the three-month and six-month periods ended June 30, 2002 and 2001. PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 14, 2002 appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaining of Sections 7 and 11 of the Act.

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

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 2002, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $11,049.5 million, which is 1.6% above amortized cost of $10,879.1 million. The Company had $2,600.6 million in mortgage loans at June 30, 2002. While the Company’s mortgage loans do not have quoted market values, at June 30, 2002, the Company estimates the market value of its mortgage loans to be $2,778.9 million (using discounted cash flows from the next call date), which is 6.9% above amortized cost. Most of the Company’s mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations are not expected to adversely affect liquidity.

        For several years, the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2002, approximately $522.2 million of the Company’s mortgage loans have this participation feature.

        At June 30, 2002, delinquent mortgage loans and foreclosed properties were 0.2% of invested assets. Bonds rated less than investment grade were 2.8% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        Policy loans at June 30, 2002, were $552.0 million, an increase of $30.2 million from December 31, 2001. Policy loan rates are generally in the 4.0% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may be less than prevailing interest rates. At June 30, 2002, the Company had outstanding mortgage loan commitments of $398.7 million.

Liabilities

        Many of the Company’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At June 30, 2002, the Company had policy liabilities and accruals of $8.6 billion. The Company’s interest-sensitive life insurance products have a weighted average minimum credited interest rate of approximately 4.5%.

        At June 30, 2002, the Company had $4.1 billion of stable value contract account balances and $3.6 billion of annuity account balances.

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

        The Company believes its asset/liability management programs and procedures and certain product features provide some degree of protection for the Company against the effects of changes in interest rates under various scenarios. Additionally, the Company believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligations to pay benefits under its various insurance and deposit contracts. However, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

        In general terms, the Company’s results are improved when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively sloped curve. The yield curve is currently positively sloped, and this has positively affected the Company’s results. A rapid increase in short-term interest rates would negatively affect the Company’s future results.

        Approximately 20% of the Company’s liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates.

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $735 million during 2001. Cash outflows related to stable value contracts are estimated to be approximately $1,086 million in 2002. At June 30, 2002, the Company had $112.8 million of stable value contracts which may be terminated by the contract holder upon ninety days notice. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company currently expects to have sufficient sources of liquidity to pay expected stable value contract related cash outflows.

        The life insurance subsidiaries were committed at June 30, 2002, to fund mortgage loans in the amount of $398.7 million. The Company’s subsidiaries held $288.7 million in cash and short-term investments at June 30, 2002. The Company had an additional $12.6 million in cash and short-term investments available for general corporate purposes.

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

Capital

        At June 30, 2002, Protective Life Corporation had borrowed $10.5 million under its $200.0 million revolving lines of credit.

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

                 (IN THOUSANDS)                               2002            2003-2004        2005-2006       After 2006
                 --------------                               ----            ---------        ---------       ----------
     Debt                                                                   $   175,000      $     10,500        $194,231
     Guaranteed preferred beneficial interests                                                                    175,000
     Stable value contracts                                   $562,857        1,930,342         1,211,862         373,702

Other Developments

        Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not currently believe that any such assessments will be materially different from amounts already reflected in the financial statements.

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

        The Company and its subsidiaries from time to time are subject to examination, review, and investigation by regulatory authorities, including insurance and securities regulators, and tax authorities. Among other actions, a state insurance department is currently investigating the Company's management of a small block of the health insurance business in a discontinued line of business, apparently as part of a larger inquiry related to the overall health insurance industry. Although the Company cannot predict what actions may be taken by any regulatory authority, the Company does not believe that this or any other matter currently under examination, review or investigation or any other pending or threatened regulatory or tax-related action with respect to the Company or any of its subsidiaries is reasonably likely to have a material effect on the Company.

        Legislation has been enacted that permits commercial banks, insurance companies and investment banks to combine, provided certain requirements are satisfied. While the Company cannot predict the impact of this legislation, it could cause the Company to experience increased competition as larger, potentially more efficient organizations emerge from such combinations.

        Legislation has been enacted that would, over time, reduce and ultimately eliminate the estate tax. Life insurance products are often used to fund estate tax obligations. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products would be adversely affected.

        The Company’s Life Marketing segment is currently developing and implementing a more sophisticated administrative system capable of calculating more precise estimates of the segment’s deferred policy acquisition costs, policy liabilities and accruals, and various other components of the segment’s balance sheet. The segment's future results may be affected, positively or negatively, by changes in such estimates arising from the implementation of this system.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

        There has been no material change from the disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II

Item 4.                Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Share Owners was held on May 6, 2002. Shares entitled to vote at the Annual Meeting totaled 68,643,043 of which 56,338,402 shares were represented. The number of shares entitled to vote was determined as of March 8, 2002.

        At the Annual Meeting the following directors were elected. The number of shares cast for and authorization withheld for each nominee is shown below.

                                                                                                       AUTHORIZATION
                                                                             FOR                         WITHHELD
                                                                          ----------                     ---------
           William J. Cabaniss, Jr.                                       55,321,332                     1,017,070
           Drayton Nabers, Jr.                                            55,984,337                       354,065
           John J. McMahon, Jr.                                           55,981,667                       356,735
           A. W. Dahlberg                                                 55,984,112                       354,290
           James S. M. French                                             55,321,831                     1,016,571
           Robert A. Yellowlees                                           55,984,702                       353,700
           John D. Johns                                                  55,984,202                       354,200
           Donald M. James                                                55,325,639                     1,012,763
           J. Gary Cooper                                                 55,296,996                     1,041,406
           H. Corbin Day                                                  55,326,469                     1,011,933
           W. Michael Warren, Jr.                                         55,981,944                       356,458
           Susan Molinari                                                 55,914,187                       424,215

        At the Annual Meeting, share owners also approved two proposals. The first proposal was to approve the Company’s Annual Incentive Plan. Shares voting for this proposal were 54,443,076, shares voting against were 1,678,085, and shares abstaining were 217,231.

        Additionally, share owners approved a proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent public accountants for the Company and its subsidiaries for 2002. Shares voting for this proposal were 53,885,641, shares voting against were 2,371,405, and shares abstaining were 81,357.

Item 6.                Exhibits and Reports on Form 8-K

                (a)      Exhibit 15
                (b)      Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Corporation

Date:	August 14, 2002	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)