Form 10-Q
period 2002-09-30
PROTECTIVE LIFE CORP
filed 2002-11-14
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(205) 879-9230

(Registrant's telephone number, including area code)
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of November 8, 2002: 68,675,894 shares.

PROTECTIVE LIFE CORPORATION

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants........................................
       Consolidated Condensed Statements of Income for the Three and
           Nine Months ended September 30, 2002 and 2001 (unaudited)............
       Consolidated Condensed Balance Sheets as of September 30, 2002
           (unaudited) and December 31, 2001....................................
       Consolidated Condensed Statements of Cash Flows for the
           Nine Months ended September, 2002 and 2001 (unaudited)...............
       Notes to Consolidated Condensed Financial Statements (unaudited).........

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........

   Item 4.  Controls and Procedures.............................................

Part II.  Other Information:

   Item 6.  Exhibits and Reports on Form 8-K....................................

Signature.......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of September 30, 2002, and the related consolidated condensed statements of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, share-owners' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
November 13, 2002

                                                      PROTECTIVE LIFE CORPORATION
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                              (UNAUDITED)

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30                     SEPTEMBER 30
                                                                   ------------------------       --------------------------
                                                                     2002          2001               2002           2001
                                                                     ----          ----               ----           ----
REVENUES
    Premiums and policy fees                                       $393,868      $332,739         $1,160,809     $  968,881
    Reinsurance ceded                                              (132,081)     (184,629)          (530,231)      (505,034)
                                                                   ---------     ---------        -----------    -----------
      Premiums and policy fees, net of reinsurance ceded            261,787       148,110            630,578        463,847
    Net investment income                                           263,066       222,759            759,761        642,234
    Realized investment gains (losses):
      Derivative financial instruments                                 (802)        9,902              9,624         10,779
      All other investments                                           1,927       (10,654)             1,716         (9,960)
    Other income                                                     23,927        31,914             78,764         89,346
                                                                   ---------     ---------        -----------    -----------
                                                                    549,905       402,031          1,480,443      1,196,246
                                                                   ---------     ---------        -----------    -----------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2002 - $140,939; 2001 - $169,352
      nine months: 2002 - $471,083; 2001 - $369,921)                303,655       236,882            872,236        730,605
    Amortization of deferred policy acquisition costs               105,387        32,685            193,724         89,788
    Amortization of goodwill                                              0           912                  0          2,643
    Other operating expenses (net of reinsurance ceded:
      three months: 2002 - $31,183; 2001 - $33,062
      nine months: 2002 - $107,412; 2001 - $115,055)                 63,227        74,057            193,080        203,365
                                                                   ---------     ---------        -----------    -----------
                                                                    472,269       344,536          1,259,040      1,026,401
                                                                   ---------     ---------        -----------    -----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX                                                77,636        57,495            221,403        169,845

Income tax expense                                                   26,661        18,419             74,392         56,091
                                                                   ---------     ---------        -----------    -----------

INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                   50,975        39,076            147,011        113,754

Income from discontinued operations, net of income tax                    0         3,548                  0          1,657

NET INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                   50,975        42,624            147,011        115,411

Cumulative effect of change in accounting principle                       0             0                  0         (7,593)
                                                                   ---------     ---------        -----------   ------------
NET INCOME                                                         $ 50,975      $ 42,624         $  147,011    $   107,818
                                                                   =========     =========        ===========   ============
NET INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE PER SHARE - BASIC                      $    .73      $    .56         $     2.10    $      1.64
                                                                   =========     =========        ===========   ============
NET INCOME PER SHARE - BASIC                                       $    .73      $    .61         $     2.10    $      1.56
                                                                   =========     =========        ===========   ============

NET INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE PER SHARE - DILUTED                       $    .73      $    .56         $     2.09    $      1.63
                                                                   =========     =========        ===========   ============
NET INCOME PER SHARE - DILUTED                                     $    .73      $    .61         $     2.09    $      1.55
                                                                   =========     =========        ===========   ============

DIVIDENDS PAID PER SHARE                                           $    .15      $    .14         $      .44    $       .41
                                                                   =========     =========        ===========   ============

Average shares outstanding - basic                               69,948,982    69,954,622         69,912,126     69,260,452
Average shares outstanding - diluted                             70,491,409    70,459,522         70,454,250     69,768,623

See notes to consolidated condensed financial statements

                                                      PROTECTIVE LIFE CORPORATION
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (Dollars in thousands)

                                                                                             SEPTEMBER 30        DECEMBER 31
                                                                                                2002                2001
                                                                                             ------------        -----------
                                                                                             (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market (amortized cost: 2002 - $10,981,234; 2001 - $9,745,057)     $11,451,339        $ 9,838,091
     Equity securities, at market (amortized cost: 2002 - $73,419; 2001 - $78,332)                70,326             76,774
     Mortgage loans on real estate                                                             2,591,417          2,512,844
     Investment in real estate, net                                                               20,536             26,349
     Policy loans                                                                                546,302            521,841
     Other long-term investments                                                                 176,443            104,624
     Short-term investments                                                                      455,494            237,155
                                                                                             ------------       ------------
       Total investments                                                                      15,311,857         13,317,678
   Cash                                                                                           78,353            126,558
   Accrued investment income                                                                     190,908            159,866
   Accounts and premiums receivable, net                                                          74,207             64,410
   Reinsurance receivables                                                                     2,280,223          2,241,661
   Deferred policy acquisition costs                                                           1,644,367          1,532,683
   Goodwill, net                                                                                  47,312             48,162
   Property and equipment, net                                                                    41,615             51,307
   Other assets                                                                                  183,273            184,689
   Assets related to separate accounts
     Variable annuity                                                                          1,412,028          1,873,195
     Variable universal life                                                                     100,781            114,618
     Other                                                                                         4,216              3,997
                                                                                             ------------       ------------
                                                                                             $21,369,140        $19,718,824
                                                                                             ============       ============
LIABILITIES
   Policy liabilities and accruals                                                           $ 8,822,738        $ 7,876,166
   Stable value contract account balances                                                      3,860,241          3,716,530
   Annuity account balances                                                                    3,680,025          3,248,217
   Other policyholders' funds                                                                    134,771            131,040
   Securities sold under repurchase agreements                                                    42,000            117,000
   Other liabilities                                                                             649,793            498,579
   Accrued income taxes                                                                           25,641             60,897
   Deferred income taxes                                                                         247,601            127,230
   Debt                                                                                          376,137            376,211
   Guaranteed Preferred Beneficial Interests
     8.25% Trust Originated Preferred Securities                                                  75,000             75,000
     7.5% Trust Originated Preferred Securities                                                  100,000            100,000
     7.25% Trust Originated Preferred Securities                                                 115,000                  0
   Liabilities related to separate accounts
     Variable annuity                                                                          1,412,028          1,873,195
     Variable universal life                                                                     100,781            114,618
     Other                                                                                         4,216              3,997
                                                                                             ------------       ------------
                                                                                              19,645,972         18,318,680
                                                                                             ------------       ------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value,
     Shares authorized: 3,600,000; Issued: None
   Junior Participating Cumulative Preferred Stock, $1.00 par value
     Shares authorized: 400,000; Issued: None
   Common Stock, $.50 par value, Shares authorized: 160,000,000
     Shares issued: 2002 - 73,251,960; 2001 - 73,251,960                                          36,626             36,626
   Additional paid-in capital                                                                    406,000            405,420
   Treasury stock, at cost (2002 - 4,576,066 shares; 2001 - 4,696,788 shares)                    (16,402)           (15,895)
   Stock held in trust (2002 - 73,939 shares; 2001 - 55,785 shares)                               (2,157)            (1,535)
   Unallocated stock in Employee Stock Ownership Plan
     (2002 - 838,401 shares; 2001 - 1,001,401 shares)                                             (2,777)            (3,317)
   Retained earnings                                                                           1,041,318            924,517
   Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income
       tax: 2002 - $142,953; 2001 - $29,254)                                                     265,485             54,328
     Accumulated loss - hedging (net of income tax: 2002 - $(2,652))                              (4,925)                 0
                                                                                             ------------       ------------
                                                                                               1,723,168          1,400,144
                                                                                             ------------       ------------
                                                                                             $21,369,140        $19,718,824
                                                                                             ============       ============

See notes to consolidated condensed financial statements

                                                      PROTECTIVE LIFE CORPORATION
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30
                                                                                        -----------------------------------
                                                                                               2002                2001
                                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                           $     147,011       $     107,818
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                       (11,340)               (819)
     Amortization of deferred policy acquisition costs                                        193,724              95,203
     Capitalization of deferred policy acquisition costs                                     (332,000)           (232,630)
     Depreciation expense                                                                       8,694               9,360
     Deferred income tax                                                                        6,672              24,681
     Accrued income tax                                                                       (35,256)             50,438
     Amortization of goodwill                                                                       0               6,746
     Interest credited to universal life and investment products                              742,426             681,442
     Policy fees assessed on universal life and investment products                          (195,393)           (155,106)
     Change in accrued investment income and other receivables                                (70,353)            (91,629)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                152,080              (3,217)
     Change in other liabilities                                                               (3,803)             65,279
     Other (net)                                                                                4,060             (30,651)
                                                                                        --------------      --------------
   Net cash provided by operating activities                                                  606,522             526,915
                                                                                        --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                         7,352,463           2,632,151
     Other                                                                                    243,138             208,632
   Sale of investments
     Investments available for sale                                                        14,206,741           2,010,863
     Other                                                                                     14,776               1,363
   Cost of investments acquired
     Investments available for sale                                                       (22,717,431)         (6,078,444)
     Corporate owned life insurance                                                                              (100,000)
     Other                                                                                   (298,493)           (119,025)
   Acquisitions and bulk reinsurance assumptions                                              130,515             132,284
   Purchase of property and equipment                                                          (8,091)             (9,810)
   Sale of property and equipment                                                                  48                   0
                                                                                        --------------      --------------
   Net cash used in investing activities                                                   (1,076,334)         (1,321,986)
                                                                                        --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt                      2,068,272           1,403,783
   Principal payments on line of credit arrangements and debt                              (2,143,347)         (1,299,410)
   Dividends to share owners                                                                  (30,210)            (27,591)
   Sale (Purchase) of common stock held in trust                                                 (828)                 28
   Issuance of guaranteed preferred beneficial interests                                      115,000             100,000
   Investment product deposits and changes in universal life deposits                       1,244,764           1,537,164
   Investment product withdrawals                                                            (832,044)           (701,405)
                                                                                        --------------      --------------
   Net cash provided by financing activities                                                  421,607           1,012,569
                                                                                        --------------      --------------

(DECREASE)/INCREASE IN CASH                                                                   (48,205)            217,498
CASH AT BEGINNING OF PERIOD                                                                   126,558              55,494
                                                                                        --------------      --------------
CASH AT END OF PERIOD                                                                   $      78,353       $     272,992
                                                                                        ==============      ==============

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Amounts in tables are in thousands, except per share amounts)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - COMMITMENTS AND CONTINGENT LIABILITIES

        The Company's certificate of incorporation provides indemnification for persons serving as officers and directors of the Company. In addition, agreements with the Company's directors require the Company, upon certain "change-in-control" contingencies, to obtain a $20 million letter of credit to secure the Company's indemnification obligations. The letter of credit would provide security for the Company's obligations up to an aggregate amount of $20 million (after taking into account amounts paid by the Company and amounts paid under the Company's directors and officers or other insurance policies).

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

        A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business is involved in such litigation or, alternatively, arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

        Life Insurance

The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the "bank owned life insurance" market. The segment also includes a securities broker-dealer.

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals.

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

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment's sales force.

        Specialty Insurance Products

The Asset Protection segment primarily markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers, and vehicle and recreational marine extended service contracts.

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

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the recognition of income tax expense, income from discontinued operations, and cumulative effect of change in accounting principle. Asset adjustments represent the inclusion of assets related to discontinued operations. The reduction in the goodwill balance in the Asset Protection segment relates to the sale of a small subsidiary in the first quarter of 2002.

        In December 2001, the Company sold substantially all of its Dental Division and discontinued other Dental Division related operations (See Note M "Discontinued Operations"). Additionally, other adjustments were made to combine its life marketing operations into a single segment, and to reclassify certain smaller businesses. Prior period segment results have been restated to reflect these changes.

                                                                      OPERATING SEGMENT INCOME FOR THE
                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                 ----------------------------------------------------------------------------
                                                                                               RETIREMENT SAVINGS AND
                                                         LIFE INSURANCE                          INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                  -----------       ------------             ------------         ---------
Premiums and policy fees                           $474,195          $237,283                                      $ 19,864
Reinsurance ceded                                  (275,102)          (48,360)
                                                   ---------         ---------                                     ---------
   Net of reinsurance ceded                         199,093           188,923                                        19,864
Net investment income                               154,328           184,639                   $183,258            162,224
Realized investment gains (losses)                                                                (6,110)             3,601
Other income                                         42,760             1,241                                         6,954
                                                   ---------         ---------                  ---------          ---------
       Total revenues                               396,181           374,803                    177,148            192,643
                                                   ---------         ---------                  ---------          ---------
Benefits and settlement expenses                    181,255           241,282                    147,201            135,914
Amortization of deferred policy
   acquisition costs                                104,518            28,597                      1,741             19,411
Other operating expenses                             21,583            36,268                      3,378             22,741
                                                   ---------         ---------                  ---------          ---------
       Total benefits and expenses                  307,356           306,147                    152,320            178,066
                                                   ---------         ---------                  ---------          ---------
Income from continuing operations
   before income tax                                 88,825            68,656                     24,828             14,577

                                                   SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                              CORPORATE
                                                           ASSET                 AND                                TOTAL
                                                        PROTECTION              OTHER         ADJUSTMENTS       CONSOLIDATED
                                                        ----------            ---------       -----------       ------------
Premiums and policy fees                                 $386,913              $42,554                          $1,160,809
Reinsurance ceded                                        (191,373)             (15,396)                           (530,231)
                                                         ---------             --------                         -----------
   Net of reinsurance ceded                               195,540               27,158                             630,578
Net investment income                                      33,422               41,890                             759,761
Realized investment gains (losses)                                                              $13,849             11,340
Other income                                               26,041                1,768                              78,764
                                                         ---------             --------         --------        -----------
       Total revenues                                     255,003               70,816           13,849          1,480,443
                                                         ---------             --------         --------        -----------
Benefits and settlement expenses                          138,744               27,840                             872,236
Amortization of deferred policy
   acquisition costs                                       38,320                1,137                             193,724
Other operating expenses                                   69,322               39,788                             193,080
                                                         ---------             --------                         -----------
       Total benefits and expenses                        246,386               68,765                           1,259,040
                                                         ---------             --------                         -----------
Income from continuing operations
   before income tax                                        8,617                2,051                             221,403
Income tax expense                                                                               74,392             74,392
                                                                                                                -----------
Net income                                                                                                      $  147,011
                                                                                                                ===========

                                                                     OPERATING SEGMENT INCOME FOR THE
                                                                   THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                  ------------------------------------------------------------------------------
                                                                                                  RETIREMENT SAVINGS AND
                                                           LIFE INSURANCE                          INVESTMENT PRODUCTS

                                                     LIFE                                     STABLE VALUE
                                                   MARKETING       ACQUISITIONS                 CONTRACTS          ANNUITIES
                                                   ---------       ------------               -------------        ---------
Premiums and policy fees                           $164,902          $ 81,112                                      $ 6,415
Reinsurance ceded                                   (51,959)          (12,468)
                                                   ---------         ---------                                     --------
   Net of reinsurance ceded                         112,943            68,644                                        6,415
Net investment income                                52,555            67,128                    $61,725            56,759
Realized investment gains (losses)                                                                (6,366)              363
Other income                                         13,510               168                                        2,060
                                                   ---------         ---------                   --------          --------
       Total revenues                               179,008           135,940                     55,359            65,597
                                                   ---------         ---------                   --------          --------
Benefits and settlement expenses                     57,364            85,106                     48,290            48,466
Amortization of deferred policy
   acquisition costs                                 76,221            11,891                        581             5,734
Other operating expenses                              4,965            13,825                      1,431             8,716
                                                   ---------         ---------                   --------          --------
       Total benefits and expenses                  138,550           110,822                     50,302            62,916
                                                   ---------         ---------                   --------          --------
Income from continuing operations
   before income tax                                 40,458            25,118                      5,057             2,681

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                              CORPORATE
                                                          ASSET                  AND                              TOTAL
                                                        PROTECTION              OTHER        ADJUSTMENTS       CONSOLIDATED
                                                        ----------             --------      -----------       ------------
Premiums and policy fees                                 $127,500              $13,939                           $393,868
Reinsurance ceded                                         (62,641)              (5,013)                          (132,081)
                                                         ---------             --------                          ---------
   Net of reinsurance ceded                                64,859                8,926                            261,787
Net investment income                                      11,095               13,804                            263,066
Realized investment gains (losses)                                                               $7,128             1,125
Other income                                                7,259                  930                             23,927
                                                         ---------             --------          -------         ---------
       Total revenues                                      83,213               23,660            7,128           549,905
                                                         ---------             --------          -------         ---------
Benefits and settlement expenses                           53,683               10,746                            303,655
Amortization of deferred policy
   acquisition costs                                       10,633                  327                            105,387
Other operating expenses                                   21,009               13,281                             63,227
                                                         ---------             --------                          ---------
       Total benefits and expenses                         85,325               24,354                            472,269
                                                         ---------             --------                          ---------
Income from continuing operations
   before income tax                                       (2,112)                (694)                            77,636
Income tax expense                                                                               26,661            26,661
                                                                                                                 ---------
Net income                                                                                                       $ 50,975
                                                                                                                 =========

                                                                       OPERATING SEGMENT INCOME FOR THE
                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                 ----------------------------------------------------------------------------
                                                                                                RETIREMENT SAVINGS AND
                                                          LIFE INSURANCE                          INVESTMENT PRODUCTS

                                                     LIFE                                     STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS         ANNUITIES
                                                   ---------        ------------              ------------       ---------
Premiums and policy fees                           $376,993          $154,893                                     $ 21,420
Reinsurance ceded                                  (262,956)          (29,541)
                                                   ---------         ---------                                    ---------
   Net of reinsurance ceded                         114,037           125,352                                       21,420
Net investment income                               130,680           131,793                   $196,117           122,125
Realized investment gains (losses)                                                                 7,928             1,070
Other income                                         45,674               (52)                                       8,035
                                                   ---------         ---------                  ---------         ---------
       Total revenues                               290,391           257,093                    204,045           152,650
                                                   ---------         ---------                  ---------         ---------
Benefits and settlement expenses                    160,105           173,086                    167,617            99,782
Amortization of deferred policy
   acquisition costs                                 19,553            14,342                      1,111            17,011
Amortization of goodwill                                329
Other operating expenses                             42,816            22,405                      2,967            21,926
                                                   ---------         ---------                  ---------         ---------
       Total benefits and expenses                  222,803           209,833                    171,695           138,719
                                                   ---------         ---------                  ---------         ---------
Income from continuing operations
   before income tax                                 67,588            47,260                     32,350            13,931

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                              CORPORATE
                                                          ASSET                  AND                                TOTAL
                                                        PROTECTION              OTHER         ADJUSTMENTS       CONSOLIDATED
                                                        ----------            ---------       -----------       ------------
Premiums and policy fees                                 $377,891              $37,684                          $  968,881
Reinsurance ceded                                        (202,576)              (9,961)                           (505,034)
                                                         ---------             --------                         -----------
   Net of reinsurance ceded                               175,315               27,723                             463,847
Net investment income                                      35,625               25,894                             642,234
Realized investment gains (losses)                                                              $(8,179)               819
Other income                                               33,846                1,843                              89,346
                                                         ---------             --------         --------        -----------
       Total revenues                                     244,786               55,460           (8,179)         1,196,246
                                                         ---------             --------         --------        -----------
Benefits and settlement expenses                          108,514               21,501                             730,605
Amortization of deferred policy
   acquisition costs                                       36,439                1,332                              89,788
Amortization of goodwill                                    2,306                    8                               2,643
Other operating expenses                                   72,274               40,977                             203,365
                                                         ---------             --------                         -----------
       Total benefits and expenses                        219,533               63,818                           1,026,401
                                                         ---------             --------                         -----------
Income from continuing operations
   before income tax                                       25,253               (8,358)                            169,845
Income tax expense                                                                               56,091             56,091
Income from discontinued operations, net of
   income tax                                                                                     1,657              1,657
Cumulative effect of change in accounting
   principle, net of income tax                                                                  (7,593)            (7,593)
                                                                                                                -----------
Net income                                                                                                      $  107,818
                                                                                                                ===========

                                                                        OPERATING SEGMENT INCOME FOR THE
                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                  -------------------------------------------------------------------------
                                                                                             RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                     STABLE VALUE
                                                   MARKETING       ACQUISITIONS                CONTRACTS          ANNUITIES
                                                   ---------       ------------               ------------        ---------
Premiums and policy fees                           $130,358           $52,538                                      $ 6,948
Reinsurance ceded                                  (103,001)           (9,193)
                                                   ---------          --------                                     --------
   Net of reinsurance ceded                          27,357            43,345                                        6,948
Net investment income                                46,253            46,229                   $66,373             44,206
Realized investment gains (losses)                                                                5,233              1,046
Other income                                         14,413                                                          2,582
                                                   ---------          --------                  --------           --------
       Total revenues                                88,023            89,574                    71,606             54,782
                                                   ---------          --------                  --------           --------
Benefits and settlement expenses                     43,786            59,715                    57,117             36,246
Amortization of deferred policy
acquisition costs                                     5,065             7,000                       503              5,693
Amortization of Goodwill                                140
Other operating expenses                             13,351             7,194                       986              7,268
                                                   ---------          --------                  --------           --------
       Total benefits and expenses                   62,342            73,909                    58,606             49,207
                                                   ---------          --------                  --------           --------
Income from continuing operations
   before income tax                                 25,681            15,665                    13,000              5,575

                                                   SPECIALTY INSURANCE
                                                         PRODUCTS

                                                                              CORPORATE
                                                          ASSET                  AND                              TOTAL
                                                        PROTECTION              OTHER         ADJUSTMENTS      CONSOLIDATED
                                                        ----------            ---------       -----------      ------------
Premiums and policy fees                                 $129,614              $13,281                           $332,739
Reinsurance ceded                                         (68,339)              (4,096)                          (184,629)
                                                         ---------             --------                          ---------
   Net of reinsurance ceded                                61,275                9,185                            148,110
Net investment income                                      11,888                7,810                            222,759
Realized investment gains (losses)                                                              $(7,031)             (752)
Other income                                               14,200                  719                             31,914
                                                         ---------             --------         --------         ---------
       Total revenues                                      87,363               17,714           (7,031)          402,031
                                                         ---------             --------         --------         ---------
Benefits and settlement expenses                           34,910                5,108                            236,882
Amortization of deferred policy
   acquisition costs                                       13,938                  486                             32,685
Amortization of goodwill                                      769                    3                                912
Other operating expenses                                   29,705               15,553                             74,057
                                                         ---------             --------                          ---------
       Total benefits and expenses                         79,322               21,150                            344,536
                                                         ---------             --------                          ---------
Income from continuing operations
   before income tax                                        8,041               (3,436)                            57,495
Income tax expense                                                                               18,419            18,419
Income from discontinued operations, net of
   income tax                                                                                     3,548             3,548
                                                                                                                 ---------
Net income                                                                                                       $ 42,624
                                                                                                                 =========

                                                                         OPERATING SEGMENT ASSETS
                                                                             SEPTEMBER 30, 2002
                                                -----------------------------------------------------------------------------
                                                                                              RETIREMENT SAVINGS AND
                                                         LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING       ACQUISITIONS               CONTRACTS          ANNUITIES
                                                  -----------      ------------              ------------        ---------

Investments and other assets                      $4,073,202        $4,497,036                $3,806,673         $4,757,461
Deferred policy acquisition costs                    925,077           421,696                     5,457            116,614
Goodwill                                              10,354
                                                  ----------        ----------                ----------         ----------
       Total assets                               $5,008,633        $4,918,732                $3,812,130         $4,874,075
                                                  ==========        ==========                ==========         ==========

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                             CORPORATE
                                                           ASSET                AND                                TOTAL
                                                        PROTECTION             OTHER           ADJUSTMENTS      CONSOLIDATED
                                                       ------------          ----------        -----------      ------------
Investments and other assets                            $1,023,008           $1,397,744         $122,337        $19,677,461
Deferred policy acquisition costs                          167,584                7,939                           1,644,367
Goodwill                                                    36,527                  431                              47,312
                                                        ----------           ----------         --------        -----------
       Total assets                                     $1,227,119           $1,406,114         $122,337        $21,369,140
                                                        ==========           ==========         ========        ===========

                                                                         OPERATING SEGMENT ASSETS
                                                                            DECEMBER 31, 2001
                                                -------------------------------------------------------------------------------
                                                                                             RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS         ANNUITIES
                                                  -----------       ------------              -----------        ----------
Investments and other assets                      $3,433,099        $4,087,470                $3,872,636         $4,507,289
Deferred policy acquisition costs                    829,021           418,268                     6,375            128,488
Goodwill                                              10,354
                                                  ----------        ----------                ----------         ----------
       Total assets                               $4,272,474        $4,505,738                $3,879,011         $4,635,777
                                                  ==========        ==========                ==========         ==========

                                                     SPECIALTY INSURANCE
                                                          PRODUCTS
                                                                             CORPORATE
                                                           ASSET                AND                                TOTAL
                                                         PROTECTION            OTHER           ADJUSTMENTS      CONSOLIDATED
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
                                                         ==========          ==========         ========        ===========

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at September 30, 2002, and for the nine months then ended, the Company's insurance subsidiaries had combined share-owners' equity of $680.6 million and a net loss of $64.3 million. The net loss was primarily due to the expensing of a reinsurance-ceding commission to acquire, through coinsurance, a block of policies from Conseco Variable Insurance Company and the policy acquisition costs related to current period sales.

NOTE E - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115 certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of share-owners' equity. The market values of fixed maturities fluctuate due to changes in interest rate levels, financial market performance, general economic conditions and other factors. Therefore, although the application of SFAS No. 115 does not affect the Company's operations, reported share-owners' equity will fluctuate significantly as investment market values increase or decrease.

        The Company's balance sheets at September 30, 2002 and December 31, 2001, prepared on the basis of reporting investments at amortized cost rather than at market values are as follows:

                                                                              SEPTEMBER 30           DECEMBER 31
                                                                              ------------           -----------

              Total investments                                               $14,830,924            $13,212,993
              Deferred policy acquisition costs                                 1,716,862              1,553,786
              All other assets                                                  4,412,916              4,868,463
                                                                              -----------            -----------
                                                                              $20,960,702            $19,635,242
                                                                              ===========            ===========

              Deferred income taxes                                           $   104,648            $    97,976
              All other liabilities                                            19,398,371             18,191,450
                                                                              -----------            -----------
                                                                               19,503,019             18,289,426

              Share-owners' equity                                              1,457,683              1,345,816
                                                                              -----------            -----------
                                                                              $20,960,702            $19,635,242
                                                                              ===========            ===========

NOTE F - REINSURANCE RECEIVABLE

        In the second quarter of 2002, the Company discovered that it had overpaid the reinsurance premiums due on certain life insurance policies, and indicated that it would be vigorously seeking recovery of approximately $94.6 million from several reinsurance companies.

        The Company continues to make progress toward recovery of the overpayments. Approximately $19.5 million has been received to date. The Company is continuing to work with the reinsurers in an effort to collect the entire overpayment, plus interest where appropriate. At September 30, 2002, the Company has recorded cash and receivables totaling $69.7 million, which reflects the amounts received to date and the Company's current estimate of amounts to be recovered in the future, based upon the information which has become available in the period prior to the filing of this report with respect to conditions that existed at the end of the third quarter.

        The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in the third quarter. The amortization of deferred policy acquisition costs takes into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. The Life Marketing segment's pretax operating income thereby increased $7.2 million, which is the difference between the premiums recorded in the third quarter and the amount of such additional amortization.

        Because the overpayments were made over a period of ten years beginning in 1992, and had the effect of reducing the amortization of deferred policy acquisition costs during that period, the Company believes that no prior period results were materially understated and that no operating trends were materially affected as a result.

        The recorded amounts that reflect overpayments to be recovered in the future are estimates. Therefore, new information relating to the recovery of such amounts could result in the Company increasing (decreasing) its estimates of the amounts to be recovered, or the Company could receive more (less) than the recorded amounts, which, in either event, could result in an additional positive (negative) effect on future income.

NOTE G - NET INCOME PER SHARE

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

        A reconciliation of net income and adjusted net income, and basic and diluted average shares outstanding for the three month and nine month periods ended September 30, 2002 and 2001 is summarized as follows:

                                                   RECONCILIATION OF NET INCOME AND
                                                      AVERAGE SHARES OUTSTANDING

                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30                   SEPTEMBER 30
                                                                   ---------------------------   ---------------------------
                                                                      2002           2001             2002          2001
                                                                      ----           ----             ----          ----

Net income                                                            $50,975         $42,624        $147,011      $107,818
Dividends on FELINE PRIDES                                                                                            (1)
                                                                      -------         -------        --------      --------
Adjusted net income                                                   $50,975         $42,624        $147,011      $107,818
                                                                      =======         =======        ========      ========

Average shares issued and outstanding                              68,668,346      68,555,172      68,654,483    67,862,926
Stock held in trust                                                   (73,939)        (49,761)        (63,499)      (45,053)
Issuable under various deferred compensation plans                  1,354,575       1,449,211       1,321,142     1,442,579
                                                                   -----------     -----------     -----------   -----------
Average shares outstanding - basic                                 69,948,982      69,954,622      69,912,126    69,260,452
Stock held in trust                                                    73,939          49,761          63,499        45,053
Stock appreciation rights                                             265,625         229,440         259,683       230,179
Issuable under various other stock-based compensation plans           202,863         225,699         218,942       232,939
FELINE PRIDES stock purchase contracts                                                                                (1)
                                                                   -----------     -----------     -----------   -----------
Average shares outstanding - diluted                               70,491,409      70,459,522      70,454,250    69,768,623
                                                                   ===========     ===========     ===========   ===========

     (1) 1,493,924 shares excluded because the effect is anti-dilutive

NOTE H - RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142 in the first quarter of 2002. The Company has performed an impairment test and determined that its goodwill was not impaired at January 1, or September 30, 2002.

        The following table illustrates adjusted income from continuing operations before cumulative effect of change in accounting principle and basic and diluted earnings per-share as if these pronouncements were adopted as of January 1, 2001:

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30                      SEPTEMBER 30
                                                               ------------------------           -----------------------
                                                                 2002            2001               2002           2001
                                                                 ----            ----               ----           ----
     Adjusted net income:
       Income from continuing operations
         before cumulative effect of change
         in accounting principle                                $50,975        $39,076            $147,011       $113,754
       Add back amortization of goodwill,
         net of income tax                                                         593                              1,718
                                                                -------        -------            --------       --------
       Adjusted income from continuing
         operations before cumulative effect
         of change in accounting principle                      $50,975        $39,669            $147,011       $115,472
                                                                =======        =======            ========       ========
       Basic earnings per share from continuing
         operations before cumulative effect of
         change in accounting principle                            $.73           $.56               $2.10          $1.64
       Add back amortization of goodwill                                           .01                                .02
                                                                   ----           ----               -----          -----
       Adjusted                                                    $.73           $.57               $2.10          $1.66
                                                                   ====           ====               =====          =====

       Diluted earnings per-share from continuing
         operations before cumulative effect of
         change in accounting principle                            $.73           $.56               $2.09          $1.63
       Add back amortization of goodwill                                           .01                                .02
                                                                   ----           ----               -----          -----
       Adjusted                                                    $.73           $.57               $2.09          $1.65
                                                                   ====           ====               =====          =====

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operations accounting is applied. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material effect on the Company's financial position or results of operations.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishment of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion 30 when determining the accounting for the extinguishment of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, and will require the Company to restate previously issued financial statements to reclassify losses related to the early extinguishment of debt from extraordinary losses to operating expenses. As discussed in Note P, the Company expects to report an extraordinary loss of $1.4 million related to the extinguishment of debt in the fourth quarter of 2002. Thus the Company's 2002 financial statements will be restated to reflect the requirements of this accounting standard in 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to record a liability for a cost associated with an exit or disposal activity when the liability is incurred. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's financial position or results of operations.

NOTE I - DERIVATIVES AND HEDGING ACTIVITIES

Fair-Value Hedges

        The Company has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain callable Medium-Term Notes and stable value contracts. In assessing hedge effectiveness, the Company excludes the embedded call option's time value component from each derivative's total gain or loss. For the three months and nine months ended September 30, 2002, total measured ineffectiveness for the fair value hedging relationships and the excluded time value component was insignificant. Both the measured ineffectiveness and the excluded time value component are reported in realized investment gains (losses) – derivative financial instruments in the Company's consolidated condensed statements of income.

Cash-Flow Hedges

        The Company has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, the Company pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, the Company designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. During the third quarter of 2002, a pretax loss of $0.7 million representing the change in fair value of the hedged contracts during the quarter, and a gain of like amount representing the application of hedge accounting to this transaction, were recorded in realized investment gains (losses) – derivative financial instruments in the Company's consolidated condensed statements of income. Additionally, at September 30, 2002, the Company reported a reduction to accumulated other comprehensive income of $4.9 million (net of income tax of $2.7 million) related to its derivatives designated as cash flow hedges.

Other Derivatives

        The Company uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments as well as certain debt and preferred security obligations of the Company. For the three and nine months ended September 30, 2002, the Company recognized total pretax gains of $7.6 million and $22.5 million, respectively, which represents the change in fair value of these derivative instruments as well as the realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, the Company recognized a $54.1 million pretax gain for the first nine months of fiscal 2002 and a $0.4 million pretax gain for the current quarter while recognizing a $59.6 million foreign exchange pretax loss on the related foreign-currency-denominated stable value contracts for the nine month period and a $2.8 million pretax loss for the quarter. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in realized investment gains (losses) – derivative financial instruments in the Company's consolidated condensed statements of income.

        The Company has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the nine months ended September 30, 2002, the Company recognized a $4.8 million pretax gain for the change in the asset swaps' fair value and recognized an $8.1 million pretax loss to separately record the embedded equity options at fair value. For the current quarter, the Company recognized a $1.1 million pretax loss for the change in the asset swaps' fair value and recognized a $0.9 million pretax loss to separately record embedded equity options at fair value.

        The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party. The Company recognized a $4.2 million pretax loss for the first nine months of 2002 for the change in the total return swap's fair value, including a $4.1 million pretax loss for the quarter.

NOTE J - COMPREHENSIVE INCOME

        The following table sets forth the Company's comprehensive income for the periods presented below:

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30                          SEPTEMBER 30
                                                             --------------------------           -------------------------
                                                                 2002            2001                2002            2001
                                                                 ----            ----                ----            ----

Net income                                                    $ 50,975        $ 42,624             $147,011        $107,818
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2002 - $86,389; 2001 - $58,210
   nine months: 2002 - $114,300; 2001 - $83,240)               160,437         108,105              212,272         154,588
Change in Accumulated Loss - Hedging (net of
   income tax: 2002 - ($2,411))                                 (4,477)                              (4,477)
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2002 - $(916); 2001 - $3,728
   nine months: 2002 - $(842); 2001 - $3,486)                   (1,702)          6,926               (1,564)          6,474
Transition adjustment on derivative financial
   instruments (net of income tax:
   nine months: 2001 - $2,127)                                                                                        3,951
                                                              ---------       ---------            ---------       ---------
Comprehensive income                                          $205,233        $157,655             $353,242        $272,831
                                                              =========       =========            =========       =========

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information for the period presented below:

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                        --------------------------
                                                                                           2002            2001
                                                                                           ----            ----

          SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
              AND FINANCING ACTIVITIES
          Unsettled investment sales                                                                      $558,900
          Unsettled investment purchases                                                                   939,951
          Redemption of FELINE PRIDES                                                                      114,997
          Acquisition and related reinsurance transactions:
             Assets acquired, net of cash                                               $ 358,897          662,918
             Liabilities assumed                                                         (489,412)        (795,202)
                                                                                        ----------       ----------
             Net                                                                        $(130,515)       $(132,284)
                                                                                        ==========       ==========

NOTE L - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners' equity.

NOTE M - DISCONTINUED OPERATIONS

        On December 31, 2001, the Company completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued certain other remaining Dental Division related operations, primarily other health insurance lines. The results of the operations of the Dental Division have been included herein as discontinued operations.

NOTE N - ACQUISITIONS

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

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2001             SEPTEMBER 30, 2001
                                                                    ------------------             ------------------
                                                                      (UNAUDITED)                     (UNAUDITED)

              Total revenues                                             $425,137                     $1,265,564
              Net income                                                   45,549                        116,593
              Net income per share-basic                                      .65                           1.68
              Net income per share-diluted                                    .65                           1.67

NOTE O - GUARANTEED PREFERRED BENEFICIAL INTERESTS

        On September 25, 2002, a special purpose finance subsidiary of the Company, PLC Capital Trust IV, issued $115 million of 7.25% Trust Originated Preferred Securities ("TOPrSSM"). The 7.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 7.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust IV's obligations with respect to the 7.25% TOPrS.

        PLC Capital Trust IV was formed solely to issue securities and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of PLC Capital Trust IV are $118.6 million of Protective Life Corporation 7.25% Subordinated Debentures due 2032, Series E. The Company has the right under the subordinated debentures to extend interest payment periods up to five consecutive years, and, as a consequence, dividends on the 7.25% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust IV during any such extended interest payment period. The 7.25% TOPrS are redeemable by PLC Capital Trust IV at any time on or after September 25, 2007.

NOTE P - SUBSEQUENT EVENT

        On October 25, 2002, the Company caused PLC Capital Trust I, a special purpose finance subsidiary of the Company, to redeem $75 million of 8.25% Trust Originated Preferred Securities it issued in 1997. In a related transaction the Company redeemed its subordinated debentures which were held by PLC Capital Trust I. The redemption of the subordinated debentures resulted in an extraordinary loss of $1.4 million ($0.02 per share on both a diluted and basic basis) due to early extinguishment of debt, which will be reported in the fourth quarter of 2002. The loss is comprised primarily of unamortized deferred debt issue costs, net of an income tax benefit of $0.8 million.

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

        The Company operates several business segments each having a strategic focus which can be grouped into three general product categories: life insurance, retirement savings and investment products, and specialty insurance products. The Company's operating segments are Life Marketing, Acquisitions, Stable Value Contracts, Annuities, and Asset Protection. The Company also has an additional business segment referred to as Corporate and Other.

        This report includes "forward-looking statements" which express expectations of future events and/or results. All statements based on future expectations rather than on historical facts are forward-looking statements that involve a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99(a), incorporated by reference herein, for more information about factors which could affect future results.

        In the conduct of its businesses, the Company makes certain assumptions regarding the mortality, persistency, claims, expenses and interest rates, or other factors appropriate to the type of business, it expects to experience in future periods, which are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, and various other components of the Company's balance sheet. The Company's actual experience, as well as changes in estimates, are used to prepare the Company's statements of income. The calculations the Company uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. Assumptions and estimates involve judgment and by their nature are imprecise and subject to change and revision over time. Accordingly, the Company’s results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and by changes arising from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

        The following discussion and analysis primarily relates to the nine months ended September 30, 2002, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended September 30, 2002, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company's operating results, information related to the quarters ended September 30, 2002, and September 30, 2001, has been provided.

        The Company’s results may fluctuate from period to period due to fluctuations in mortality, persistency, claims, expenses, interest rates, and other factors. Therefore, it is management's opinion that quarterly operating results for an insurance company are not necessarily indicative of results to be achieved in future periods, and that a review of operating results over a longer period is necessary to assess an insurance company's performance.

RESULTS OF CONTINUING OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance ("premiums and policy fees"):

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30                         SEPTEMBER 30
                                                      -------------------------            -------------------------
                                                        2002            2001                 2002           2001
                                                        ----            ----                 ----           ----
                                                                             (IN THOUSANDS)

           Premiums and Policy Fees                   $261,787       $148,110              $630,578        $463,847

        Premiums and policy fees increased $166.7 million or 35.9% in the first nine months of 2002 as compared to the first nine months of 2001. The Company has previously announced that it had discovered that it had overpaid the reinsurance premiums due on certain life insurance policies. The Company has recorded cash and receivables totaling $69.7 million, and a corresponding increase in premiums and policy fees, which reflects its current estimate of amounts to be recovered. Excluding this increase, premiums and policy fees in the Life Marketing segment increased $15.4 million in the first nine months of 2002 as compared to the same period in 2001 due to an increase in sales. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In June 2002, the Company acquired through coinsurance a block of insurance policies from Conseco Variable Insurance Company ("Conseco"). This acquisition resulted in an increase in premiums and policy fees of $14.5 million during the nine months ended September 30, 2002. In October 2001, the Company acquired Inter-State Assurance Company ("Inter-State") and First Variable Life Insurance Company ("First Variable"). This acquisition resulted in a $53.3 million increase in premium and policy fees. Premiums and policy fees from older acquired blocks decreased $4.2 million in the first nine months of 2002 as compared to the same period last year. The decrease in premiums and policy fees from the Annuities Segment was $1.6 million in the nine months ended September 30, 2002 as compared to the same period in 2001. Premiums and policy fees related to the Asset Protection segment increased $20.2 million in the first nine months of 2002 as compared to the first nine months of 2001. Lower sales during the period were more than offset by a decline in the amount of reinsurance ceded. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $0.6 million.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30                         SEPTEMBER 30
                                                      -----------------------            ---------------------------
                                                        2002           2001                 2002            2001
                                                        ----           ----                 ----            ----
                                                                            (IN THOUSANDS)

           Net Investment Income                      $263,066      $222,759              $759,761         $642,234

        Net investment income in the first nine months of 2002 was $117.5 million or 18.3% higher than the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The October 2001 acquisitions resulted in an increase in investment income of $33.7 million. The June 2002 acquisition resulted in $10.2 million of investment income.

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

        The following table sets forth realized investment gains (losses) for the periods shown:

                         REALIZED INVESTMENT                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                           GAINS/(LOSSES)                             SEPTEMBER 30                        SEPTEMBER 30
                         -------------------                   ------------------------            ------------------------
                                                                  2002           2001               2002            2001
                                                                  ----           ----               ----            ----
                                                                                     (IN THOUSANDS)

                Derivative Financial Instruments                $ (802)       $  9,902              $9,624        $10,779
                All Other Investments                            1,927         (10,654)              1,716         (9,960)

        Realized investment gains related to derivative financial instruments were $9.6 million for the first nine months of 2002 compared to gains of $10.8 million in the same period of 2001. Realized investment gains related to all other investments were $1.7 million for the first nine months of 2002 compared to a loss of $10.0 million for the corresponding period of 2001.

        Each quarter the Company reviews its investments with material unrealized losses and tests for other than temporary impairments. Management analyzes various factors to determine if any specific asset impairments exist. Once a determination has been made that a specific impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. An other than temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment, as appropriate. Management's analysis of investments with unrealized losses due to issuer-specific events considers the creditworthiness and financial performance of the issuer and other publicly available information. Management's analysis of invested assets with unrealized losses due to general market conditions or industry-related events considers the Company's intent and ability to continue to hold the investment to allow for a market recovery or to maturity.

Other Income

        The following table sets forth other income for the periods shown:

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30                         SEPTEMBER 30
                                                       -----------------------              ---------------------
                                                         2002          2001                   2002         2001
                                                         ----          ----                   ----         ----
                                                                             (IN THOUSANDS)

              Other Income                             $23,927       $31,914                $78,764      $89,346

        Other income consists primarily of investment advisory fees from variable insurance products, and revenues from unaffiliated parties relating to the Company's broker-dealer subsidiary, direct response businesses, service contract businesses, and the Company's other non-insurance subsidiaries. Other income in the first nine months of 2002 was $10.6 million lower than the corresponding period of 2001. In the first nine months of 2002, revenues from the Company's broker-dealer subsidiary increased $1.8 million as compared to the same period in 2001. Revenues from the Company's direct response businesses decreased $5.6 million due to reduced emphasis on selling other companies' products. Revenues from the service contract businesses decreased $6.2 million over the same period, due to lower sales caused by general economic conditions. Other income from all other sources decreased $0.6 million in the first nine months of 2002 as compared to the first nine months of 2001.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                            (IN THOUSANDS)

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30                      SEPTEMBER 30
                                                                   -----------------------          ------------------------
                                                                     2002          2001                2002          2001
                                                                     ----          ----                ----          ----
Operating Income (Loss) (1)
Life Insurance
     Life Marketing                                                $40,458        $25,681            $ 88,825     $  67,588
     Acquisitions                                                   25,118         15,665              68,656        47,260
Retirement Savings and Investment Products
     Stable Value Contracts                                         11,423          7,767              30,938        24,422
     Annuities                                                       2,683          4,529              12,660        12,885
Specialty Insurance Products
     Asset Protection                                               (2,112)         8,041               8,617        25,253
Corporate and Other                                                   (694)        (3,436)              2,051        (8,358)
                                                                   --------       --------           ---------     ---------
     Total operating income                                         76,876         58,247             211,747       169,050
                                                                   --------       --------           ---------     ---------

Realized Investment Gains (Losses)
     Stable Value Contracts                                         (6,366)         5,233              (6,110)        7,928
     Annuities                                                         363          1,046               3,601         1,070
     Unallocated Realized Investment Gains (Losses)                  7,128         (7,031)             13,849        (8,179)
Related Amortization of Deferred Policy
Acquisition Costs
     Annuities                                                        (365)             0              (1,684)          (24)
                                                                   --------       --------           ---------     ---------
     Total, net                                                        760           (752)              9,656           795
                                                                   --------       --------           ---------     ---------

Income (Loss) Before Income Tax
Life Insurance
     Life Marketing                                                 40,458         25,681              88,825        67,588
     Acquisitions                                                   25,118         15,665              68,656        47,260
Retirement Savings and Investment Products
     Stable Value Contracts                                          5,057         13,000              24,828        32,350
     Annuities                                                       2,681          5,575              14,577        13,931
Specialty Insurance Products
     Asset Protection                                               (2,112)         8,041               8,617        25,253
Corporate and Other                                                   (694)        (3,436)              2,051        (8,358)
Unallocated Realized Investment Gains (Losses)                       7,128         (7,031)             13,849        (8,179)
                                                                   --------       --------           ---------     ---------
     Total income before income tax                                $77,636        $57,495            $221,403      $169,845
                                                                   ========       ========           =========     =========

(1)  Income from continuing  operations  before income tax excluding  realized  investment  gains and losses and related  amortization of deferred policy acquisition costs.

        The Life Marketing segment's pretax operating income was $88.8 million in the first nine months of 2002 compared to $67.6 million in the same period of 2001. An increase of $14.0 million is attributable to growth through sales and favorable mortality experience.

        In the second quarter of 2002, the Company discovered that it had overpaid the reinsurance premiums due on certain life insurance policies, and indicated that it would be vigorously seeking recovery of approximately $94.6 million from several reinsurance companies.

        The Company continues to make progress toward recovery of the overpayments. Approximately $19.5 million has been received to date. The Company is continuing to work with the reinsurers in an effort to collect the entire overpayment, plus interest where appropriate. At September 30, 2002, the Company has recorded cash and receivables totaling $69.7 million, which reflects the amounts received to date and the Company's current estimate of amounts to be recovered in the future, based upon the information which has become available in the period prior to the filing of this report with respect to conditions that existed at the end of the third quarter.

        The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in the third quarter. The amortization of deferred policy acquisition costs takes into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. The Life Marketing segment's pretax operating income thereby increased $7.2 million (in addition to the $14.0 million increase noted above), which is the difference between the premiums recorded in the third quarter and the amount of such additional amortization.

        Because the overpayments were made over a period of ten years beginning in 1992, and had the effect of reducing the amortization of deferred policy acquisition costs during that period, the Company believes that no prior period results were materially understated and that no operating trends were materially affected as a result.

        The recorded amounts that reflect overpayments to be recovered in the future are estimates. Therefore, new information relating to the recovery of such amounts could result in the Company increasing (decreasing) its estimates of the amounts to be recovered, or the Company could receive more (less) than the recorded amounts, which, in either event, could result in an additional positive (negative) effect on future income.

        Pretax operating income from the Acquisitions segment was $68.7 million in the first nine months of 2002, an increase of $21.4 million from the first nine months of 2001. Earnings from the acquisition through coinsurance of a block of policies from Conseco contributed $2.0 million during the 2002 third quarter. Earnings from the Inter-State and First Variable acquisitions contributed $13.3 million in the first nine months of 2002. Operating income related to a block of business coinsured in early 2001 increased $3.1 million in the first nine months of 2002 as compared to the same period in 2001.

        The Stable Value Contracts segment had pretax operating income of $30.9 million in the first nine months of 2002 as compared to $24.4 million in the corresponding period of 2001. The increase is due to an increase in average account balances for the periods and a widening of operating spreads.

        The Annuities segment's pretax operating income for the first nine months of 2002 was $12.7 million as compared to $12.9 million in the first nine months of 2001. For the nine months ended September 30, 2002, fixed annuity earnings increased $2.0 million as compared to the same period of 2001. This increase is primarily due to increased sales for the nine months ended 2002 as compared to the same period of 2001. Variable annuity earnings declined $2.2 million in the nine months ended September 30, 2002 as compared to the same period of 2001. The decline is due to annuity withdrawals and the general decline in the equity markets.

        The Annuities segment's pretax operating income of $2.7 million for the third quarter of 2002 declined from $4.5 million in the third quarter of 2001 primarily because of lower sales volume in the fixed annuity line during the third quarter of 2002 as compared to the third quarter of 2001.

        In this segment, recent equity market volatility has created uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition cost.

        The Company currently has a deferred policy acquisition costs asset related to its variable annuity product lines of approximately $88 million and a variable annuity account balance of $1.6 billion.

        The Company continues to monitor the rate of amortization of the deferred policy acquisition costs associated with its variable annuity product line. The Company understands that various methodologies and assumptions are currently being used by life insurance companies in the United States to analyze the proper rate of amortization of such costs. The methodologies employ varying assumptions about how much and how quickly the stock markets recover from their current depressed levels. Depending on the assumptions and methodologies employed, and assuming that the United States stock markets close at year end within the range of recent levels, the Company expects that it may be appropriate to incur a charge with respect to the amortization of such deferred acquisition cost in the fourth quarter in a range of $.00 to $.10 per share. The Company is reviewing its methodologies and assumptions in light of publicly available information regarding the methodologies and assumptions used by other life insurance companies. A recovery in equity markets, or methodologies and assumptions that anticipate a recovery, result in lower amounts of amortization, and a worsening of equity markets result in higher amounts of amortization.

        The Company offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. The Company’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. The Company then accrues to that amount over four quarters. At September 30, 2002, the total GMDB reserve was $5.1 million, an increase of $0.4 million from June 30, 2002. At September 30, 2002, the total guaranteed amount payable under the GMDB feature based on variable annuity account balances at September 30, 2002, was $609 million, compared to $432 million at June 30, 2002. Based on variable annuity account balances as of October 23, 2002, the total guaranteed dollar amount payable under the GMDB feature was approximately $520 million.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Company’s insurance subsidiaries reported GMDB related policy liabilities and accruals of $28.8 million at September 30, 2002.

        The Asset Protection segment had pretax operating income of $8.6 million in the first nine months of 2002 as compared to $25.3 million for the same period in 2001. The decrease was attributable to lower sales volume and negative claims experience in the current period. Included in the segment's pretax income for 2002 was $2.7 million of income related to the sale of the inactive charter of a small subsidiary.

        The results of the Asset Protection segment are being significantly affected by general economic conditions, consumer borrowing trends, and conditions in the automobile industry. The segment’s claims and corresponding loss ratios have increased in the current economic environment. In addition, the Company is exiting certain ancillary lines of business in this segment, which are not core to either the credit insurance or service contract businesses.

        In view of the negative trends recently experienced in this segment, the Company has commenced claims experience studies to ascertain if, and to what extent, it is appropriate to increase its estimates of policy liabilities and accruals relating to the segment. The Company expects to complete these studies prior to the end of the year. The Company expects the effect of an increase in policy liabilities would be a charge to earnings in a range from $.00 to $.25 per share in the fourth quarter.

        Examples of the negative trends affecting the segment are lower used vehicle prices resulting from new vehicle sales incentives, an increase in automobile travel resulting from a decline in air travel following the events of September 11, 2001, and an increase in service contract claims. Claims experience studies are necessarily complex and involve analyzing and interpreting large quantities of data to deduce whether the trends appear to be temporary and likely to reverse, or not. Negative trends judged to be other than temporary would result in an increase in the estimate of policy liabilities.

        In addition, the Company expects to complete the sale of two inactive insurance subsidiary charters held in the segment. The transactions are subject to regulatory approval and certain customary closing conditions. If the transactions close in the fourth quarter of 2002, the Company expects the resulting gain to be approximately $0.09 per share. The transactions are subject to regulatory approval and certain customary closing conditions.

        The Corporate and Other segment consists primarily of net investment income on capital, interest expense on all debt, and various other items not associated with the other segments. The segment had pretax operating income of $2.1 million in the first nine months of 2002 as compared to a pretax operating loss of $8.4 million in the first nine months of 2001. The increase in earnings as compared to the same period last year is primarily due to an increase in participating mortgage loan income and other investment income and a decrease in other operating expenses.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30                    SEPTEMBER 30
                                                                    --------------------          ---------------------
                                                                     2002          2001            2002          2001
                                                                     ----          ----            ----          ----

               Estimated Effective Income Tax Rates                 34.3%         32.0%            33.6%         33.0%

        The effective income tax rate for the full year of 2001 was approximately 32.7%. Management's estimate of the effective income tax rate for 2002 is approximately 33.6%.

Net Income

        The following table sets forth net income from continuing operations before cumulative effect of change in accounting principle and related per share information for the periods shown:

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30                  SEPTEMBER 30
                                                                      ----------------------        ------------------------
                                                                        2002          2001            2002           2001
                                                                        ----          ----            ----           ----
             Net income from continuing operations before
               cumulative effect of change in accounting
               principle (in thousands)                               $50,975       $39,076         $147,011       $113,754
             Per share-basic                                              .73           .56             2.10           1.64
             Per share-diluted                                            .73           .56             2.09           1.63

        Compared to the same period in 2001, net income from continuing operations before cumulative effect of change in accounting principle per share-diluted in the first nine months of 2002 increased 28.2%, reflecting improved operating earnings in the Life Marketing, Acquisitions, Stable Value Contracts, and Corporate and Other segments and higher realized investment gains partially offset by lower operating results in the Asset Protection and Annuities segments.

Known Trends and Uncertainties

        The factors which could affect the Company's future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to many types of risks that could negatively affect our business; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; we use estimates in our financial statements; the use of reinsurance introduces variability in our statement of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; insurance companies are highly regulated; changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; a decrease in sales or persistency could negatively affect our results; our investments are subject to risks; our growth from acquisitions involves risks; we are dependent on the performance of others; and our reinsurance program involves risks. Please refer to Exhibit 99(a), incorporated by reference herein, about these factors that could affect future results.

Recently Issued Accounting Standards

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operation accounting is applied. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material effect on the Company's financial position or results of operations.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishments of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion 30 when determining the accounting for the extinguishments of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, and will require the Company to restate previously issued financial statements to reclassify losses related to the early extinguishments of debt from extraordinary losses to operating expenses. As discussed in "Liquidity and Capital Resources-Capital" included herein, the Company expects to report an extraordinary loss of $1.4 million related to the extinguishments of debt in the fourth quarter of 2002. Thus the Company's 2002 financial statements will be restated to reflect the requirements of this accounting standard in 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to record a liability for a cost associated with an exit or disposal activity when the liability is incurred. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's financial position or results of operations.

        In July 2002, the American Institute of Certified Public Accountants proposed a new Statement of Position (SOP), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." Among other things, the SOP would establish the preferred method for estimating the GMDB related policy liabilities and accruals. The Company believes its adoption of the SOP as proposed would result in recording a modestly higher liability. Therefore, the Company does not expect the adoption of the SOP, when issued, would have a material effect on the Company's financial position or results of operations.

Review by Independent Accountants

        With respect to the unaudited consolidated condensed financial information of Protective Life Corporation for the three-month and nine-month periods ended September 30, 2002 and 2001. PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 13, 2002 appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

        The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 2002, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $11,451.3 million, which is 4.3% above amortized cost of $10,981.3 million. The Company had $2,591.4 million in mortgage loans at September 30, 2002. While the Company's mortgage loans do not have quoted market values, at September 30, 2002, the Company estimates the market value of its mortgage loans to be $2,942.4 million (using discounted cash flows from the next call date), which is 13.5% above amortized cost. Most of the Company's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations are not expected to adversely affect liquidity.

        For several years, the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2002, approximately $495.3 million of the Company's mortgage loans have this participation feature.

        At September 30, 2002, delinquent mortgage loans and foreclosed properties were 0.2% of invested assets. Bonds rated less than investment grade were 3.9% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        Policy loans at September 30, 2002, were $546.3 million, an increase of $24.5 million from December 31, 2001. Policy loan rates are generally in the 4.0% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At September 30, 2002, the Company had outstanding mortgage loan commitments of $432.9 million.

Liabilities

        Many of the Company's products contain surrender charges and other features that reward persistency and penalizes the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue. Conversely, the market-value adjustment for certain annuity contracts may increase surrender values when interest rates have fallen and the Company would experience investment gains.

        At September 30, 2002, the Company had policy liabilities and accruals of $8.8 billion. The Company's interest-sensitive life insurance products have a weighted average minimum credited interest rate of approximately 4.5%.

        At September 30, 2002, the Company had $3.9 billion of stable value contract account balances and $3.7 billion of annuity account balances.

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

        The Company monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. The Company's asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company's overall interest rate and currency exchange risk management strategies.

Asset/Liability Management

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

        The Company believes its asset/liability management programs and procedures and certain product features provide some degree of protection for the Company against the effects of changes in interest rates under various scenarios. Additionally, the Company believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligations to pay benefits under its various insurance and deposit contracts. However, the Company's asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of the Company's asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

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

        Approximately 20% of the Company's liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates.

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

        The life insurance subsidiaries were committed at September 30, 2002, to fund mortgage loans in the amount of $432.9 million. The Company's subsidiaries held $435.3 million in cash and short-term investments at September 30, 2002. The Company had an additional $98.5 million in cash and short-term investments available for general corporate purposes.

        While the Company generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has arranged sources of credit for its insurance subsidiaries to use when needed. At September 30, 2002, Protective Life Insurance Company had $42.0 million of securities sold under repurchase agreements with an interest rate of 1.95%. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may from time to time sell short-duration stable value products to complement its cash management practices.

Capital

        At September 30, 2002, the Company had no borrowings under its $200.0 million revolving line of credit due October 1, 2005.

        Protective Life Corporation's cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal and management services rendered to the subsidiaries, and investment income. At December 31, 2001, approximately $282.1 million of consolidated share-owners' equity, excluding net unrealized investment gains and losses, represented net assets of the Company's insurance subsidiaries that cannot be transferred to the Company. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to the Company.

        The Company plans to retain substantial portions of the earnings of its life insurance subsidiaries in those companies primarily to support their future growth. The Company's cash disbursements have from time to time exceeded its cash receipts, and these shortfalls have been funded through various external financings. Therefore, the Company may, from time to time, require additional external financing.

        On September 25, 2002, a special purpose finance subsidiary of the Company, PLC Capital Trust IV, issued $115 million of 7.25% Trust Originated Preferred Securities ("TOPrSSM"). The 7.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 7.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust IV's obligations with respect to the 7.25% TOPrS.

        PLC Capital Trust IV was formed solely to issue securities and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of PLC Capital Trust IV are $118.6 million of Protective Life Corporation 7.25% Subordinated Debentures due 2032, Series E. The Company has the right under the subordinated debentures to extend interest payment periods up to five consecutive years, and, as a consequence, dividends on the 7.25% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust IV during any such extended interest payment period. The 7.25% TOPrS are redeemable by PLC Capital Trust IV at any time on or after September 25, 2007.

        On October 25, 2002, the Company caused PLC Capital Trust I, a special purpose finance subsidiary of the Company, to redeem $75 million of 8.25% Trust Originated Preferred Securities it issued in 1997. In a related transaction the Company redeemed its subordinated debentures which were held by PLC Capital Trust I. The redemption of the subordinated debentures resulted in an extraordinary loss of $1.4 million ($0.02 per share on both a diluted and basic basis) due to early extinguishment of debt, which will be reported in the fourth quarter of 2002. The loss is comprised primarily of unamortized deferred debt issue costs, net of an income tax benefit of $0.8 million.

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

Contractual Obligations

        The table below sets forth future maturities of debt, guaranteed preferred beneficial interests in the Company's subordinated debentures (guaranteed preferred beneficial interests), and stable value contracts.

                 (in thousands)                               2002            2003-2004        2005-2006       After 2006
                 --------------                               ----            ---------        ---------       ----------
     Debt                                                                    $  175,000                          $194,186
     Guaranteed preferred beneficial interests                                                                    290,000
     Stable value contracts                                   $336,510        1,847,371        $1,276,099         400,261
     Securities sold under repurchase agreements                42,000
     Notes payable                                                                2,271

Other Developments

        Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not currently believe that any such assessments will be materially different from amounts already reflected in the financial statements.

        A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

        The Company and its subsidiaries from time to time are subject to examination, review, and investigation by regulatory authorities, including insurance and securities regulators, and tax authorities. Among other actions, a state insurance department is currently investigating the Company’s management of a small block of the health insurance business in a discontinued line of business, apparently as part of a larger inquiry related to the overall health insurance industry. Although the Company cannot predict what actions may be taken by any regulatory authority, the Company does not believe that this or any other matter currently under examination, review, or investigation or any other pending or threatened regulatory or tax-related action with respect to the Company or any of its subsidiaries is reasonably likely to have a material effect on the Company.

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

        The Company’s Life Marketing segment is currently developing and implementing a more sophisticated administrative system capable of facilitating the calculation of more precise estimates of the segment’s deferred policy acquisition costs, policy liabilities and accruals, and various other components of the segment’s balance sheet. The segment’s future results may be affected, positively or negatively, by changes in such estimates arising from the implementation of this system.

        The tragic events of September 11, 2001, had little direct effect on the Company's operations or financial strength. However, many of the Company's businesses and the performance of the Company's investment portfolio are affected by general economic conditions, therefore a downturn in the general economy could have a negative effect on the Company's operations and financial strength.

        The Company's ability to grow depends in large part upon the continued availability of capital. The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as the Company has incurred realized and unrealized losses on its invested assets, and to increase its GMDB related policy liabilities and accruals in accordance with statutory accounting practices. In recent years, most financial services companies, including the Company, experienced a decrease in the market price of their common stock. A lower stock price may limit the Company's ability to raise capital to fund growth opportunities and acquisitions. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs. The amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable or foreseeable, nor within the Company's control. A lack of sufficient capital could impair the Company's ability to grow.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.        Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer have, within the 90-day period preceding the filing of the report, evaluated the Company’s disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the internal controls, or in other factors that could significantly affect internal controls, subsequent to the date this evaluation was completed.

PART II

Item 6.        Exhibits and Reports on Form 8-K

        (a) Exhibit 15

        (b) Exhibit 99(a) - Safe Harbor for Forward-Looking Statements
             Exhibit 99(b) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
             Exhibit 99(c) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

        (c) A Form 8K was filed on September 27, 2002, announcing that the Company and PLC Capital Trust IV had entered into a purchase agreement for the sale of 4,000,000 Trust Preferred Securities and attaching relevant documents.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date:	November 14, 2002	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John D. Johns, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Protective Life Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John D. Johns
Title: President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Allen W. Ritchie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Protective Life Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Allen W. Ritchie
Title: Executive Vice President and Chief Financial Officer