Form 10-K
period 2002-12-31
PROTECTIVE LIFE CORP
filed 2003-03-25
CIK 355429

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
_____________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002	Commission File Number 1-12332

Protective Life Corporation

(Exact name of Registrant as specified in its charter)

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223

(Address of principal executive offices, including zip code)

DELAWARE	95-2492236
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identificiation No.)

Registrant's telephone number, including area code (205) 268-1000

_____________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.50 Par Value
Series A Junior Participating Cumulative Preferred Stock, $1.00 Par Value
PLC Capital Trust III 7.5% Trust Originated Preferred Securities
PLC Capital Trust IV 7.25% Trust Originated Preferred Securities
Guarantees Issued for the Benefit of Holders of:
PLC Capital Trust III 7.5% Trust Originated Preferred Securities
Guarantees Issued for the Benefit of Holders of:
PLC Capital Trust IV 7.25% Trust Originated Preferred Securities
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
Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer. Yes [X] No [ ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of June 28, 2002, the last business day of the most recent second fiscal quarter: $2,178,186,345

Number of shares of Common Stock, $0.50 Par Value, outstanding as of March 7, 2003: 68,886,738

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2002 Annual Report To Share Owners (the "2002 Annual Report To Share Owners") are incorporated by reference into Parts I, II, and IV of this Report.

Portion of the Registrant's Proxy Statement dated March 21, 2003, are incorporated by reference into Part III of this Report.

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

                                                       PART I

Item 1.       Business..........................................................

Item 2.       Properties........................................................

Item 3.       Legal Proceedings.................................................

Item 4.       Submission of Matters to a Vote of Share Owners...................

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

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant................

Item 11.      Executive Compensation............................................

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management and Related Share Owner Matters......................

Item 13.      Certain Relationships and Related Transactions....................

Item 14.      Controls and Procedures...........................................

                                                       PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports
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

        Copies of the Company’s Proxy Statement and 2002 Annual Report to Share Owners will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Share-Owner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3573, FAX (205) 268-5547. Copies may also be requested through the Internet from the Company’s Worldwide Web Site (www.protective.com). The Company makes periodic and current reports available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information incorporated herein by reference is also electronically accessible through the Internet from the “EDGAR Database of Corporate Information” on the Securities and Exchange Commission’s World Wide Web site (www.sec.gov).

        The Company operates business segments each having a strategic focus which can be grouped into three general categories: life insurance, retirement savings and investment products, and specialty insurance products. The life insurance category includes the Life Marketing and Acquisitions segments. The retirement savings category includes the Stable Value Products and Annuities segments, and the specialty insurance products category includes the Asset Protection segment. In addition, the Company has another business segment referred to herein as the Corporate and Other segment.

        Additional information concerning the Company’s business segments may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” and Note 10 to Consolidated Financial Statements in the Company’s 2002 Annual Report to Share Owners, which are incorporated herein by reference.

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

Life Marketing

        The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and “bank owned life insurance” (BOLI) products on a national basis. The segment uses several methods of distribution for its products. One distribution network is based on experienced independent personal producing general agents who are recruited by regional sales managers. The segment also distributes insurance products through a distribution system comprised of brokerage general agencies who recruit a network of independent life agents. Also the Company, markets BOLI through an independent marketing organization that specializes in this market. The segment also distributes life insurance products through stockbrokers and banks, and through direct response and worksite arrangements.

        The following table shows the Life Marketing segment’s sales measured by new premium.

             YEAR ENDED
             DECEMBER 31                             SALES
------------------------------------------------------------------------
                                             (DOLLARS IN MILLIONS)

                1998                                 $111.8
                1999                                  139.2
                2000                                  161.8
                2001                                  163.4
                2002                                  224.1
------------------------------------------------------------------------

Acquisitions

        The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals. These acquisitions may be accomplished through acquisitions of companies or through the reinsurance of blocks of policies from other insurers. Forty-three transactions have been closed by the segment since 1970, including 16 since 1989. Policies acquired through the segment are usually administered as “closed” blocks; i.e., no new policies are being marketed. Therefore, the amount of insurance in force for a particular acquisition is expected to decline with time due to lapses and deaths of the insureds.

        Most acquisitions closed by the Acquisitions segment do not include the acquisition of an active sales force. In transactions where some marketing activity was included, the Company generally either ceased future marketing efforts or redirected those efforts to another segment of the Company. However, in the case of the acquisition of West Coast Life Insurance Company (West Coast) which was closed by the Acquisitions segment, the Company elected to continue the marketing of new policies and operate West Coast as a component of the Company’s Life Marketing segment.

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

        Total revenues and income before income tax from the Acquisitions segment are expected to decline with time unless new acquisitions are made. Therefore, the segment’s revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity.

        The following table shows the number of transactions closed by the Acquisitions segment and the approximate amount of (statutory) capital invested for each year in which an acquisition was made.

                                 NUMBER
       YEAR ENDED                  OF                       CAPITAL
      DECEMBER 31             TRANSACTIONS                  INVESTED
------------------------------------------------------------------------------
                                                      (DOLLARS IN MILLIONS)
          1997                     1 (1)                      $116.8 (1)
          1998                     1                            77.8
          2001                     2                           247.8
          2002                     1                            60.0

-----------
(1) West Coast

        Although acquisition opportunities were pursued, no transactions were completed in 1999 or 2000. In 2001, the Company coinsured a block of individual life policies from Standard Insurance Company, and acquired the stock of Inter-State Assurance Company and First Variable Life Insurance Company from ILona Financial Group, Inc., the U.S. subsidiary of Irish Life & Permanent plc of Dublin, Ireland. In 2002, the Company coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company.

        From time to time other of the Company's business segments have acquired companies and blocks of policies which are included in their respective results.

RETIREMENT SAVINGS AND INVESTMENT PRODUCTS

        A second strategic focus of the Company is to offer products that respond to the shift in consumer preference to savings products brought about by demographic trends as "baby-boomers" move into the saving stage of their life cycle. The products that support this strategy are stable value contracts and annuities.

Stable Value Contracts

        The Company's Stable Value Contracts segment markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments and money market funds.

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

        The Company's emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution and administration costs. Most GIC contracts and funding agreements written by the Company have maturities of three to five years.

        The following table shows the stable value contracts sales.

       YEAR ENDED                              FUNDING
      DECEMBER 31              GICS          AGREEMENTS          TOTAL
---------------------------------------------------------------------------
                                        (DOLLARS IN MILLIONS)

          1998                  $488              $336           $ 824
          1999                   584               386             970
          2000                   418               801           1,219
          2001                   409               637           1,046
          2002                   267               888           1,155

        The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of sales.

Annuities

        The Company’s Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

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

       YEAR ENDED                 FIXED                    VARIABLE                   TOTAL
       DECEMBER 31              ANNUITIES                  ANNUITIES                ANNUITIES
-------------------------------------------------------------------------------------------------
                                                     (dollars in millions)

          1998                     $ 97                      $472                      $569
          1999                      350                       361                       711
          2000                      635                       257                       892
          2001                      689                       263                       952
          2002                      628                       325                       953

SPECIALTY INSURANCE PRODUCTS

        A third strategic focus of the Company is to participate in specialized segments of the insurance industry.

Asset Protection

        The Asset Protection segment markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers and markets vehicle and recreational marine extended service contracts. The segment markets through employee field representatives, wholly-owned subsidiaries and independent agents and administrators.

        The Asset Protection segment also has offered other casualty insurance products, including surety bonds and products that insure or guarantee the residual or market value of vehicles under leases and vehicle finance contracts. The segment’s recent operating results have been negatively affected as a result of casualty claims in these lines being significantly higher than assumed or estimated when these products were priced, and the segment is taking affirmative steps to exit or reduce its risk exposure in these lines. Actual claims experience in these lines is affected by general economic conditions, trends in used vehicle prices and default rates and other factors that can be very difficult to predict when pricing products. Although the Company is taking affirmative steps to exit or reduce its exposure to these casualty product lines, a material adverse development in such casualty claims trends could have a material, adverse affect on the company.

        In 1997, the Company acquired the Western Diversified Group. In 2000, the Company acquired the Lyndon Insurance Group (Lyndon).

        The Company is the sixth largest writer of credit insurance in the United States according to industry surveys. These policies cover consumer loans made by financial institutions located primarily in the southeastern United States and automobile dealers throughout the United States.

        The following table shows the credit insurance and related product sales measured by new premium including the sales of Western Diversified and Lyndon since the date of acquisition.

             YEAR ENDED
             DECEMBER 31                             SALES
------------------------------------------------------------------------
                                             (DOLLARS IN MILLIONS)

                1998                                 $273.5
                1999                                  283.4
                2000                                  523.6
                2001                                  521.5
                2002                                  490.3

        In 2002, approximately 55% of the segment’s sales were through automobile dealers, and approximately 40% of sales were extended service contracts. A portion of the sales are reinsured with producer-owned reinsurers.

        In 1999 the Company recaptured a closed block of credit policies that it had previously ceded to another insurer. The segment also includes earnings from other small ancillary lines which the segment is no longer actively marketing.

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

Investments

        The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Notes 1 and 2 to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Annual Report to Share Owners.

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

        The table below shows a breakdown of the Company’s mortgage-backed securities portfolio by type at December 31, 2002. Planned amortization class securities (PACs) pay down according to a schedule. Targeted amortization class securities (TACs) pay down in amounts approximating a targeted schedule. Non-Accelerated Security (NAS) receive no principal payments in the first five years, after which NAS receive an increasing percentage of pro rata principal payments until the tenth year, after which NAS receive principal as principal of the underlying mortgages is received. All of these types of structured mortgage-backed securities give the Company some measure of protection against both prepayment and extension risk.

        Accretion directed securities have a stated maturity but may repay more quickly. Sequentials receive payments in order until each class is paid off. Pass through securities receive principal as principal of the underlying mortgages is received. Support tranches are designed to receive cash after the more stable tranches (i.e., PACs and TACs) are satisfied. The CMBS are commercial mortgage-backed securities issued in securitization transactions sponsored by the Company, in which the Company securitized portions of its mortgage loan portfolio.

                                               PERCENTAGE OF
                                              MORTGAGE-BACKED
     TYPE                                        SECURITIES
-----------------------------------------------------------------------

     PAC                                             10.5%
     TAC                                              2.8
     NAS                                             11.0
     Accretion Directed                               2.2
     Sequential                                       7.1
     Pass Through                                    58.0
     Support                                          0.6
     CMBS                                             7.8
                                                    ------
                                                    100.0%
                                                    ======

        The Company obtains ratings of its fixed maturities from Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Corporation (S&P). If a bond is not rated by Moody’s or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 2002, approximately 99% of bonds were rated by Moody’s, S&P, or the NAIC.

        The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31, 2002, is as follows:

Rating                                           Maturity Investments
---------------------------------------------- -------------------------

AAA                                                      37.7%
AA                                                        5.1
A                                                        22.0
BBB                                                      27.7
BB or less                                                7.4
Redeemable preferred stocks                               0.1
                                                        ------
                                                        100.0%
                                                        ======

        At December 31, 2002, approximately $10.8 billion of the Company’s $11.7 billion bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $869.2 million of its fixed maturities portfolio was rated less than investment grade, of which $271.6 million are bank loan participations and $70.9 million were securities issued in Company-sponsored commercial mortgage loan securitizations. The Company has increased its investment in bank loan participations over the last two years to take advantage of market conditions.

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

        The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 2002 was $2.9 million. The average size mortgage loan in the Company’s portfolio is approximately $2.1 million. The largest single loan amount is $24.8 million.

The following table shows a breakdown of the Company's mortgage loan portfolio by property type at December 31, 2002:
                                               PERCENTAGE OF
                                               MORTGAGE LOANS
     PROPERTY TYPE                             ON REAL ESTATE
------------------------------------------------------------------------
     Retail                                          76.2%
     Apartments                                       7.5
     Office Buildings                                 7.4
     Warehouses                                       7.4
     Other                                            1.5
                                                    ------
     Total                                          100.0%
                                                    ======

        Retail loans are generally on strip shopping centers anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company’s borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are the largest anchor tenants (measured by the Company’s exposure) at December 31, 2002:

                                                 PERCENTAGE OF
                                                 MORTGAGE LOANS
     ANCHOR TENANTS                              ON REAL ESTATE
---------------------------------------------------------------------------

     Walgreen Corporation                               3.1%
     Wal-Mart Stores, Inc.                              2.9
     Food Lion, Inc.                                    2.9
     Ahold Corporation                                  2.6
     Winn Dixie Stores, Inc.                            2.6

        The Company’s mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property’s projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $475.5 million of the Company’s mortgage loans have this participation feature.

        Many of the Company’s mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

        At December 31, 2002, $20.6 million or 0.8% of the mortgage loan portfolio was nonperforming. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

        In 1996, the Company sold approximately $554 million of its mortgage loans in a securitization transaction. In 1997, the Company sold approximately $445 million of its loans in a second securitization transaction. In 1998 the Company securitized $146 million of its mortgage loans and in 1999 the Company securitized $263 million. The securitizations’ senior tranches were sold, and the Company retained the junior tranches. The Company continues to service the securitized mortgage loans. At December 31, 2002, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $295.7 million.

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

        The following table shows the investment results from continuing operations of the Company:

                                                                                            REALIZED INVESTMENT
                       CASH, ACCRUED                                                           GAINS (LOSSES)
                        INVESTMENT                                   PERCENTAGE      ---------------------------------
                        INCOME, AND                                   EARNED ON          DERIVATIVE
   YEAR ENDED          INVESTMENTS AT                              AVERAGE OF CASH       FINANCIAL         ALL OTHER
   DECEMBER 31           DECEMBER 31      NET INVESTMENT INCOME    AND INVESTMENTS      INSTRUMENTS       INVESTMENTS
----------------------------------------------------------------------------------------------------------------------
                                                (DOLLARS IN THOUSANDS)

      1998              $ 8,718,455            $629,045                  7.7%                              $  3,121
      1999                8,877,038             667,968                  7.6           $  (2,279)             1,222
      2000               10,419,217             730,149                  7.6               9,013            (16,056)
      2001               13,604,102             884,041                  7.3             (11,431)            (8,740)
      2002               15,765,420           1,031,204                  7.0               5,236                910

Life Insurance in Force

        The following table shows life insurance sales by face amount and life insurance in force.

                                                                       YEAR ENDED DECEMBER 31
                                        ---------------------------------------------------------------------------------
                                            2002            2001             2000           1999            1998
                                        ---------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
New Business Written
     Life Marketing...................    $ 67,827,198    $ 40,538,738    $ 45,918,373    $ 26,918,775     $ 21,238,653
     Group Products(1)                          44,567         123,062         143,192         123,648          113,056
     Asset Protection.................       4,516,350       5,917,047       7,052,106       6,665,219        5,257,957
                                          ------------    ------------    ------------    ------------     ------------
        Total.........................    $ 72,388,115    $ 46,578,847    $ 53,113,671    $ 33,707,642     $ 26,609,666
                                          ============    ============    ============    ============     ============
Business Acquired
     Acquisitions.....................    $  3,859,788    $ 19,992,424                                     $  7,787,284
     Asset Protection.................                                    $  2,457,296    $    620,000
                                          ------------    ------------    ------------    ------------     ------------
         Total........................    $  3,859,788    $ 19,992,424    $  2,457,296    $    620,000     $  7,787,284
                                          ============    ============    ============    ============     ============

Insurance in Force at End of Year(2)
     Life Marketing...................    $225,667,767    $159,485,393    $129,502,305    $ 91,627,218     $ 66,086,218
     Acquisitions.....................      27,372,622      36,856,042      20,133,370      22,054,734       27,606,592
     Group Products(1)................       5,015,636       5,821,744       7,348,195       6,065,604        6,665,815
     Asset Protection.................      12,461,564      12,094,947      13,438,226      10,069,030        9,632,466
                                          ------------    ------------    ------------    ------------     ------------
         Total........................    $270,517,589    $214,258,126    $170,422,096    $129,816,586     $109,991,091
                                          ============    ============    ============    ============     ============

-------------------
(1)     On December 31, 2001, The Company  completed the sale of  substantially  all of its Dental  Benefits  Division,  with which the group products are associated.
(2)     Reinsurance  assumed  has  been  included;  reinsurance  ceded  (2002  -  $219,025,215;  2001-$171,449,182;  2000-$128,374,583;
        1999-$92,566,755; 1998-$64,846,246) has not been deducted.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

   YEAR ENDED                            RATIO OF VOLUNTARY
   DECEMBER 31                              TERMINATIONS
-------------------------------------------------------------
     1998.........................              6.4%
     1999.........................              6.0
     2000.........................              5.8
     2001.........................              7.4
     2002.........................              4.7

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

                                  STABLE                MODIFIED
       YEAR ENDED                 VALUE                GUARANTEED                FIXED                VARIABLE
      DECEMBER 31               CONTRACTS              ANNUITIES               ANNUITIES              ANNUITIES
--------------------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
          1998                   $2,691,697           $  818,566               $  432,237             $1,554,969
          1999                    2,680,009              941,692                  391,085              2,085,072
          2000                    3,177,863            1,384,027                  330,428              2,043,878
          2001                    3,716,530            1,883,998                1,143,394              2,131,476
          2002                    4,018,552            2,390,440                1,002,391              1,864,993

        Fixed annuity account balances increased in 2001 due to the acquisition of Inter-State and First Variable.

Underwriting

        The underwriting policies of the Company’s insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, rated, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50. In the case of “simplified issue” policies, which are issued primarily through the Asset Protection segment and the Life Marketing segment in the payroll deduction market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than “simplified issue” policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

        The Company’s insurance subsidiaries require blood samples to be drawn with individual insurance applications above certain face amounts ranging from $150,000 to $250,000 based on the applicant’s age, except in the worksite and BOLI markets where no blood testing is required. Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

Reinsurance Ceded

        The Company’s insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life. In many cases the retention is less. At December 31, 2002, the Company had insurance in force of $270.5 billion of which approximately $219.0 billion was ceded to reinsurers.

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

        The policy liabilities and accruals carried in the Company’s financial reports presented on the basis of accounting principles generally accepted in the United States of America (GAAP) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are carried in the Company’s financial reports at the account value of the policy or contract plus accrued interest.

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

        Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in a memorandum account designated as “Policyholders’ Surplus” to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders’ Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 2002, the aggregate accumulation in the Policyholders’ Surplus account was $70.5 million. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

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

        The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of the Company’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies are converting to stock ownership which will give them greater access to capital markets. Additionally, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company’s products by substantially increasing the number and financial strength of potential competitors.

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

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC) as modified by the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs and more conservative computations of policy liabilities. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 2002 statutory financial reports, the Company’s insurance subsidiaries are adequately capitalized under the formula.

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

        Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s financial strength. The Company’s insurance subsidiaries were assessed immaterial amounts in 2002, which will be partially offset by credits against future state premium taxes.

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

        The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by Protective Life in 2003 is estimated to be $93.1 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company’s insurance subsidiaries are domiciled, which restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

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

        Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Annual Report to Share Owners.

Employees

        At December 31, 2002 the Company had approximately 2,438 authorized positions, including approximately 1,429 in Birmingham, Alabama. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2002 was approximately $8.2 million. In addition, substantially all of the employees are covered by a pension plan. The Company also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note 11 to Consolidated Financial Statements.

Item 2. Properties

        The Company’s Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976, a second contiguous 220,000 square-foot building which was completed in 1985, and a third contiguous 315,000 square-foot building that was completed in 2002. In addition, parking is provided for approximately 2,760 vehicles. In February 2000, the Company entered into an arrangement related to the construction of the third building. In connection with the arrangement the Company established a special purpose vehicle (SPV) that owns the building and leases it to the Company. The lease is accounted for as an operating lease under SFAS No. 13 “Accounting For Leases”. The SPV is funded and its equity is held by outside investors, and as a result, neither the debt nor the building owned by the SPV are included in the Company’s consolidated financial statements. Lease payments commence upon completion, which occurred January 31, 2003, and is based on then current LIBOR interest rates and the cost of the building. At the end of the lease term, February 1, 2007, the Company may purchase the building for the original building cost of approximately $75 million. Based upon current interest rates, annual lease payments are estimated to be $1.6 million. Were the Company not to purchase the building, a payment of approximately $66.8 million would be due at the end of the lease term.

        The Company leases administrative and marketing office space in approximately 60 cities including approximately 53,264 square feet in Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $11.0 million.

Item 3. Legal Proceedings

        To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company’s properties is the subject. For additional information regarding legal proceedings see “Known Trends and Uncertainties” and “Other Developments” in the Company’s 2002 Annual Report to Share Owners.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 2002 to a vote of security holders of the Company.

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

                                                           RANGE            DIVIDENDS
                                                    -------------------     ---------
                                                      HIGH        LOW
                                                      ----        ---
2001
  First Quarter............................          32.16       27.69         .13
  Second Quarter...........................          34.51       29.92         .14
  Third Quarter............................          34.48       25.55         .14
  Fourth Quarter...........................          29.88       27.16         .14
2002
  First Quarter............................          32.32       27.94         .14
  Second Quarter...........................          33.46       30.61         .15
  Third Quarter............................          33.75       27.23         .15
  Fourth Quarter...........................          32.60       27.20         .15

        On March 7, 2003, there were approximately 2,250 owners of record of Company Common Stock.

        The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources” in the Company’s 2002 Annual Report to Share Owners. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 – “Business – Regulation”.

        Additional information called for by this Item related to “Securities authorized for issuance under equity compensation plans” is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 5, 2003.

Item 6. Selected Financial Data

                                                              YEAR ENDED DECEMBER 31
                                           --------------------------------------------------------------------------------
                                                2002             2001            2000            1999            1998
                                           --------------------------------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INCOME STATEMENT DATA
Premium and policy fees................      $ 1,543,350     $ 1,389,820       $ 1,175,898   $  861,027      $   790,584
Reinsurance ceded......................         (760,218)       (771,151)         (686,108)    (462,297)        (378,397)
                                             ------------    ------------      ------------  -----------     ------------
    Net of reinsurance ceded                     783,132         618,669           489,790      398,730          412,187
Net investment income..................        1,031,204         884,041           730,149      667,968          629,045
Realized investment gains (losses).....
    Derivative financial instruments               5,236         (11,431)            9,013       (2,279)           3,121
    All other investments                            910          (8,740)          (16,056)       1,222           60,022
                                             ------------    ------------      ------------  -----------     ------------
Other income...........................          100,196          120,647          151,833        89,680       1,104,375
    Total revenues.....................        1,920,678       1,603,186         1,364,729    1,155,321          922,404
Benefits and expenses..................        1,653,475       1,393,590         1,153,054      951,932           63,309
Income tax expense.....................           88,444          68,538            74,321       71,941
Income (loss) from discontinued                                                                                   12,119
operations (1)                                                   (30,522)           16,122       21,642
Extraordinary loss(2)                             (1,404)                                        (1,763)
Change in accounting principle (3)                                (7,593)
                                             ------------   -------------      ------------  -----------     ------------
Net income.............................      $   177,355    $    102,943       $   153,476   $  151,327      $   130,781
                                             ============   =============      ============  ===========     ============
PER SHARE DATA(4)
Net income from continuing
    operations(5) - basic..............      $      2.56    $       2.02       $      2.09   $      2.01     $      1.87
Net income - basic.....................      $      2.54    $       1.48       $      2.33   $      2.31     $      2.06
Average shares outstanding - basic.....       69,923,955      69,410,525        65,832,349    65,604,311      63,521,587
Operating income from continuing
    operations(6) - diluted............      $      2.50    $       2.21       $      2.15   $      2.01     $      1.83
Net income from continuing
    operations(5) - diluted............      $      2.54    $       2.01       $      2.08   $      1.99     $      1.85
Net income  - diluted..................      $      2.52    $       1.47       $      2.32   $      2.29     $      2.04
Average shares
    outstanding - diluted..............       70,462,797      69,950,173        66,281,128    66,161,367      64,087,744
Cash dividends.........................      $       .59    $        .55       $       .51   $       .47     $       .43
Share-owners' equity...................      $     25.06    $      20.42       $     17.26   $     13.41     $     14.65
Share-owners' equity excluding
    accumulated other comprehensive
    income(7)..........................      $     21.62    $      19.63       $     18.05   $     15.68     $     13.80

(1)   Income  from  discontinued  operations  in 2001  includes  loss on sale of  discontinued  operations  and loss  from discontinued operations, net of income tax.
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
(6)      "Operating income from continuing  operations" is a non-GAAP measure  consisting of net income excluding realized investment  gains and losses and related  amortization,  income (loss) from  discontinued  operations,  extraordinary loss,  and change in  accounting  principle.  "Net  income from  continuing  operations"  is a GAAP  measure to which
     "operating income from continuing operations" may be compared.
(7)      "Share-owners'  equity excluding  accumulated other comprehensive  income" is a non-GAAP measure.  "Share-owners'
     equity" is a GAAP measure to which  "Share-owners'  equity excluding  accumulated other comprehensive  income" may be compared.

                                                                           DECEMBER 31
                                            --------------------------------------------------------------------------
                                               2002            2001           2000           1999            1998
                                            --------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Total assets...........................      $21,953,004  $  19,718,824   $ 15,145,633   $  12,994,164  $  11,989,495
Total debt.............................      $   406,110  $     376,211   $    306,125   $     236,023  $     172,035
Total stable value contract and annuity
    account balances(8)................      $ 4,198,070  $   3,907,892   $  3,385,092   $   2,915,417  $   2,952,030
9% Cumulative Monthly Income
    Preferred Securities, Series A.....                                                                 $      55,000
8.25% Trust Originated Preferred
    Securities.........................                   $      75,000   $     75,000   $      75,000  $      75,000
7.5% Trust Originated Preferred
    Securities.........................      $   100,000  $     100,000
7.25% Trust Originated Preferred
    Securities.........................      $   115,000
6.5% FELINE PRIDES                                                        $    115,000   $     115,000  $     115,000
Share-owners' equity...................      $ 1,720,702  $   1,400,144   $  1,114,058   $     865,223  $     944,194
Share-owners' equity excluding
    accumulated other comprehensive
    income(9)..........................      $ 1,484,788  $   1,345,816   $  1,165,431   $   1,011,304  $     889,137

(8)  Includes stable value contract account balances and annuity account balances which do not pose significant mortality risk.
(9)  "Share-owners'  equity excluding accumulated other comprehensive  income" is a non-GAAP measure.  "Share-owners'  equity" is a
     GAAP measure to which "Share-owners' equity excluding accumulated other comprehensive income" may be compared.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

        Information regarding the Company’s financial condition and results of operations is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Annual Report to Share Owners and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements” in the Company’s 2002 Annual Report to Share Owners and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data for the Company and its subsidiaries, which are included under the caption “Consolidated Financial Statements” in the Company’s 2002 Annual Report to Share Owners, are incorporated herein by reference.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Share Owners of
Protective Life Corporation

Our audits of the consolidated financial statements referred to in our report dated March 3, 2003 appearing in the 2002 Annual Report to Share Owners of Protective Life Corporation and subsidiaries (which report and consolidated financial statements are incorporated by reference on this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15 (a) (2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 of the Notes to the Condensed Financial Statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
March 3, 2003

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME
PROTECTIVE LIFE CORPORATION (Parent Company)
Years Ended December 31, 2002, 2001, and 2000
(in thousands)

                                                                                2002              2001             2000
                                                                                ----              ----             ----
REVENUES
       Dividends from subsidiaries*                                          $  5,007           $  3,701        $ 27,362
       Service fees from subsidiaries*                                         97,045             87,239          78,999
       Net investment income                                                    9,117              6,804           7,173
       Realized investment gains (losses)                                       6,791            (12,341)          6,856
       Other income (loss) (2000 - sale of affiliate)                            (328)                            24,856
                                                                             ---------          ---------       ---------
                                                                              117,632             85,403         145,246
                                                                             ---------          ---------       ---------
EXPENSES
       Operating and administrative                                            56,268             55,256          50,600
       Interest - subsidiaries*                                                15,227             10,163          14,085
       Interest - other                                                        10,139             22,859          18,082
                                                                             ---------          ---------       ---------
                                                                               81,634             88,278          82,767
                                                                             ---------          ---------       ---------
INCOME BEFORE INCOME
       TAX AND OTHER ITEMS BELOW                                               35,998             (2,875)         62,479

Income Tax Expense (Benefit)                                                    6,929             (2,150)         16,468
                                                                             ---------          ---------       ---------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
       INCOME OF SUBSIDIARIES                                                  29,069               (725)         46,011

Equity In Undistributed Income Of
       Subsidiaries*                                                          149,690            141,783          91,343
                                                                             ---------          ---------       ---------

NET INCOME FROM CONTINUING OPERATIONS
        BEFORE EXTRAORDINARY LOSS AND
        CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                                                  178,759            141,058         137,354

Income (Loss) From Discontinued Operations,
        Net Of Income Tax                                                                         (9,977)         16,122

Loss From Sale Of Discontinued Operations,
        Net Of Income Tax                                                                        (20,545)

Extraordinary (Loss) On Early
        Extinguishment Of Debt, Net Of
        Income Tax                                                             (1,404)
                                                                             ---------          ---------       ---------
                                                                              177,355            110,536         153,476
Cumulative Effect Of Change In
        Accounting Principle, Net Of
        Income Tax                                                                                (7,593)
                                                                             ---------          ---------       ---------
NET INCOME                                                                   $177,355           $102,943        $153,476
                                                                             =========          =========       =========

-----------------------------
*Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION (Parent Company)
(in thousands)

                                                                                              DECEMBER 31
                                                                                --------------------------------------
                                                                                    2002                    2001
                                                                                    ----                    ----
ASSETS
     Investments:
         Fixed maturities                                                        $    8,600               $   26,000
         Other long-term investments                                                 27,232                   20,303
         Short-term investments                                                       1,105                       10
         Investments in subsidiaries (equity method)*                             2,343,033                1,942,449
                                                                                 -----------              -----------
                                                                                  2,379,970                1,988,762

     Cash                                                                               178                    2,114
     Receivables from subsidiaries*                                                   8,985                   18,171
     Property and equipment, net                                                      1,317                      285
     Other                                                                           41,286                   36,466
                                                                                 -----------              -----------
                                                                                 $2,431,736               $2,045,798
                                                                                 ===========              ===========
LIABILITIES
     Accrued expenses and other liabilities                                      $   57,458               $   77,186
     Accrued income taxes                                                           (34,517)                 (17,336)
     Deferred income taxes                                                           67,277                   36,150
     Debt:
         Senior and Medium-Term Notes                                               399,166                  369,241
         Subsidiaries*                                                              221,650                  180,413
                                                                                 -----------               ----------
                                                                                    711,034                  645,654
                                                                                 -----------               ----------
SHARE-OWNERS' EQUITY
     Preferred Stock
     Junior Participating Cumulative
         Preferred Stock
     Common Stock                                                                    36,626                   36,626
     Additional paid-in capital                                                     408,397                  405,420
     Treasury stock                                                                 (16,402)                 (15,895)
     Stock Held in Trust                                                             (2,417)                  (1,535)
     Unallocated stock in Employee Stock Ownership Plan                              (2,777)                  (3,317)
     Retained earnings (including undistributed
         income of subsidiaries: 2002 - $1,213,878; 2001 - $1,064,188)            1,061,361                  924,517
     Accumulated other comprehensive income
         Net unrealized gains (losses) on
         investments (all from subsidiaries, net
         of income tax: 2002 - $128,145; 2001 - $29,254)                            237,983                   54,328
         Accumulated gain (loss) - hedging
           (net of income tax:  2002 - $(1,114))                                     (2,069)
                                                                                 -----------              -----------
                                                                                  1,720,702                1,400,144
                                                                                 -----------              -----------
                                                                                 $2,431,736               $2,045,798
                                                                                 ===========              ===========

-----------------------------
*Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION (Parent Company)
Years Ended December 31, 2002, 2001, and 2000
(in thousands)

                                                                  2002                 2001                2000
                                                                  ----                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                  $177,355            $ 102,943           $ 153,476
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
             Realized investment (gains) losses                    (6,791)              12,341              (6,856)
             Equity in undistributed net income
                 of subsidiaries*                                (149,690)            (105,418)           (107,465)
             Deferred income taxes                                 31,127              (18,566)             25,947
             Accrued income taxes                                 (17,180)              14,928             (43,080)
             Accrued expenses                                       2,787               25,313               6,822
             Accrued investment income                                                     247               1,913
             Receivables from subsidiaries                          5,187               (7,823)              8,976
             Other (net)                                           (2,900)             (16,995)            (11,255)
                                                                 ---------           ----------          ----------
     Net cash provided by operating activities                     39,895                6,970              28,478
                                                                 ---------           ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of and/or additional investments
        in subsidiaries*                                          (68,272)            (133,406)           (102,987)
     Return of capital from subsidiaries                                                                    34,288
     Purchase of fixed assets                                      (1,275)
     Principal payments received on loan
        to subsidiary*                                              4,000                4,000               4,000
     Change in fixed maturities and long-term
        investments                                                (2,866)              (7,020)              3,047
     Change in short-term investments                              (1,095)               3,990              (2,000)
                                                                 ---------           ----------          ----------
     Net cash used in investing activities                        (69,508)            (132,436)            (63,652)
                                                                 ---------           ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of
        credit arrangements and long-term debt                     69,000              159,160             237,104
     Principal payments on line of credit
        arrangements and debt                                     (39,102)             (93,729)           (166,979)
     Issuance of guaranteed preferred
         beneficial interests                                     115,000              100,000
     Redemption of guaranteed preferred
         beneficial interests                                     (75,000)
     Purchase of Common Stock                                        (882)                (217)               (697)
     Purchase of Treasury Stock                                      (828)              (3,405)                  0
     Dividends to Share Owners                                    (40,511)             (37,187)            (32,919)
                                                                 ---------           ----------          ----------
     Net cash provided by (used in) financing
        activities                                                 27,677              124,622              36,509
                                                                 ---------           ----------          ----------
INCREASE (DECREASE) IN CASH                                        (1,936)                (844)              1,335
CASH AT BEGINNING OF YEAR                                           2,114                2,958               1,623
                                                                 ---------           ----------          ----------
CASH AT END OF YEAR                                              $    178            $   2,114           $   2,958
                                                                 =========           ==========          ==========

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishment of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion 30 when determining the accounting for the extinguishment of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, and will require the Company to restate previously issued financial statements to reclassify losses related to the early extinguishment of debt from extraordinary losses to operating expenses. As discussed in Note 7, the Company reported an extraordinary loss of $1.4 million related to the extinguishment of debt in 2002. Thus the Company’s 2002 financial statements will be restated to reflect the requirements of this accounting standard in 2003.

NOTE 2 - DEBT

At December 31, 2002, the Company had $30.0 million of borrowings under its $200 million line of credit arrangements at an interest rate of 1.92%. The amounts outstanding under these credit arrangements are due in 2005. $100.0 million of Floating Rate Senior Notes due 2003, $75.0 million of 7.95% Senior Notes due 2004, $49.9 million of 8.00% Senior Notes due 2010, $9.9 million of 7.45% Medium-Term Notes due 2011, $39.9 million of 8.10% Senior Notes due 2015, $59.9 million of 7.50% Senior Notes due 2016, $34.7 million of 8.25% Senior Notes due 2030, $103.1 million of subordinated debentures due 2031, and $118.6 million of subordinated debentures due 2032 were outstanding at December 31, 2002, The subordinated debentures were issued to affiliates in connection with the issuance by such affiliates of Trust Originated Preferred Securities.

NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                         2002             2001             2000
                                                                   ---------------------------------------------------
CASH PAID (RECEIVED) DURING THE YEAR FOR:

       Interest Paid to Non-Affiliates                                  $17,710          $ 22,693          $14,696

       Interest Paid to Subsidiary*                                      15,227            10,163           14,085
                                                                        -------          --------          -------
                                                                        $32,937          $ 32,856          $28,781
                                                                        =======          ========          =======
       Income Taxes (reduced by amounts received
          from affiliates under a tax sharing agreement)                $ 7,000          $  3,000          $32,039
                                                                        =======          ========          =======

NONCASH INVESTING AND FINANCING ACTIVITIES

       Reissuance of Treasury Stock to ESOP                             $    59          $    879          $   255
                                                                        =======          ========          =======

       Change in unallocated Stock in ESOP                              $   540          $    369          $   357
                                                                        =======          ========          =======

       Stock-based Compensation                                         $ 3,239          $  3,589          $33,655
                                                                        =======          ========          =======

       Redemption of FELINE PRIDES                                                       $113,414
                                                                                         ========

--------------------
*Eliminated in consolidation.

NOTE 4 - SUBSIDIARY SURPLUS DEBENTURES

Protective Life Insurance Company (Protective Life) has issued surplus debentures to the Company in order to finance acquisitions and growth. At December 31, 2002, the balance of the surplus debentures was $2.0 million. The surplus debentures are included in receivables from subsidiaries. Protective Life must obtain the approval of the Tennessee Commissioner of Insurance before it may pay interest or repay principal on the surplus debentures.

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

NOTE 7 - EXTRAORDINARY LOSS

On October 25, 2002, the Company caused PLC Capital Trust I to redeem the 8.25% Trust Originated Preferred Securities (TOPrSSM). In a related transaction, the Company redeemed its subordinated debentures which were held by PLC Capital Trust I. The redemption of the subordinated debentures resulted in an extraordinary loss of $1.4 million due to early extinguishment of debt. The loss is comprised primarily of unamortized deferred debt issue costs, net of an income tax benefit of $0.8 million.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
(in thousands)

            COL. A                   COL. B           COL. C          COL. D          COL. E           COL. F          COL. G          COL. H           COL. I          COL. J
            ------                   ------           ------          ------          ------           ------          ------          ------           ------          ------
                                                                                    STABLE VALUE
                                                                                     CONTRACTS,
                                                                                      ANNUITY                                                        AMORTIZATION
                                    DEFERRED                                       CONTRACTS AND                                                      OF DEFERRED
                                     POLICY       FUTURE POLICY                        OTHER        NET PREMIUMS        NET         BENEFITS AND        POLICY           OTHER
                                   ACQUISITION     BENEFITS AND      UNEARNED      POLICYHOLDERS'    AND POLICY      INVESTMENT      SETTLEMENT      ACQUISITIONS      OPERATING
            SEGMENT                   COSTS           CLAIMS         PREMIUMS          FUNDS            FEES         INCOME(1)        EXPENSES           COSTS        EXPENSES(1)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Year Ended
  December 31, 2002:
      Life Marketing               $  973,631      $ 4,031,021        $    318       $    48,558       $220,184      $  209,002      $  228,224         $117,836       $ 13,948
      Acquisitions                    437,677        3,240,407             395         1,054,031        239,014         252,147         315,930           35,245         46,525
      Stable Value Contracts            4,908                -               -         3,930,668              -         246,098         196,576            2,304          4,946
      Annuities                        93,140          571,109               -         2,742,643         25,826         220,447         186,107           24,669         30,660
      Asset Protection                164,165          329,713         810,587             9,288        262,011          44,296         200,958           57,957        101,637
      Corporate and Other               7,702           55,863           2,212            95,018         36,097          59,214          34,436            1,479         54,038
      Adjustments(2)                                    88,944             286            23,157
                                   ----------       ----------        --------        ----------       --------      ----------      ----------         --------       --------
TOTAL                              $1,681,223       $8,317,057        $813,798        $7,903,363       $783,132      $1,031,204      $1,162,231         $239,490       $251,754
                                   ==========       ==========        ========        ==========       ========      ==========      ==========         ========       ========
Year Ended
  December 31, 2001:
      Life Marketing               $  829,021       $3,326,841        $    303        $   86,937       $120,995      $  179,346      $  190,538         $ 41,399       $ 38,712
      Acquisitions                    418,268        3,046,401             434           876,221        182,433         187,535         238,877           20,501         43,232
      Stable Value Contracts            6,375                -               -         3,872,637                        261,079         222,306            1,662          3,961
      Annuities                       128,488          281,074               -         2,232,779         28,145         167,905         137,204           24,021         29,434
      Asset Protection                142,229          208,818         901,062             2,773        250,061          48,940         154,893           57,681         99,103
      Corporate and Other               8,302           16,573           2,241               247         37,035          39,236          28,806            1,794         59,466
      Adjustments(2)                                    92,085             334            24,193
                                   ----------       ----------        --------        ----------       --------      ----------      ----------         --------       --------
      TOTAL                        $1,532,683       $6,971,792        $904,374        $7,095,787       $618,669      $  884,041      $  972,624         $147,058       $273,908
                                   ==========       ==========        ========        ==========       ========      ==========      ==========         ========       ========
Year Ended
  December 31, 2000:
      Life Marketing                                                                                   $ 99,813      $  152,511      $  149,430         $ 48,771       $ 47,861
      Acquisitions                                                                                      102,997         116,940         125,151           17,081         24,939
      Stable Value Contracts                                                                                  -         243,132         207,143              900          3,881
      Annuities                                                                                          30,127         132,314         109,607           24,156         25,403
      Asset Protection                                                                                  220,421          47,029         135,494           50,132         90,958
      Corporate and Other                                                                                36,432          38,223          33,953            2,140         56,054
      Adjustments(2)
                                                                                                       --------      ----------      ----------         --------       --------
      TOTAL                                                                                            $489,790      $  730,149      $  760,778         $143,180       $249,096
                                                                                                       ========      ==========      ==========         ========       ========

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
                                                                                                         PERCENTAGE OF
                                                    CEDED TO OTHER    ASSUMED FROM                      AMOUNT ASSUMED
                                   GROSS AMOUNT       COMPANIES      OTHER COMPANIES     NET AMOUNT         TO NET
                                 ----------------------------------------------------------------------------------------
Year Ended
    December 31, 2002:
       Life insurance
       in force                    $248,994,479     $219,025,215       $21,523,110      $51,492,374           41.8%
                                   ============     ============       ===========      ===========           =====

       Premiums and
       policy fees:
       Life insurance              $    854,813     $    545,976       $   235,198      $   544,035           43.2%
       Accident/health
          insurance                     103,858           61,512            44,337           86,683           51.1%
       Property and liability
          insurance                     194,601          152,730           110,543          152,414           72.5%
                                   ------------     ------------       -----------      -----------
       TOTAL                       $  1,153,272     $    760,218       $   390,078      $   783,132
                                   ============     ============       ===========      ===========

Year Ended
    December 31, 2001:
       Life insurance
       in force                    $191,105,511     $171,449,182       $23,152,614      $42,808,943           54.1%
                                   ============     ============       ===========      ===========
       Premiums and
       policy fees:
       Life insurance              $    774,294     $    565,130       $   198,832      $   407,996           48.7%
       Accident/health
          insurance                     181,509          122,747                             58,762            0.0%
       Property and liability
          insurance                     158,890           83,274            76,295          151,911           50.2%
                                   ------------     ------------      ------------      ------------
       TOTAL                       $  1,114,693     $    771,151      $    275,127      $   618,669
                                   ============     ============      ============      ============

Year Ended
    December 31, 2000:
       Life insurance
       in force                   $153,371,754      $128,374,583     $  17,050,342     $ 42,047,513           40.6%
                                  ============      ============     =============     ============
       Premiums and
       policy fees:
       Life insurance             $    670,113      $    493,793     $     112,668     $    288,988           39.0%
       Accident/health
          insurance                    203,430           128,520            17,164           92,074           18.6%
       Property and liability
          insurance                    159,354            63,795            13,169          108,728           12.1%
                                  ------------      ------------     -------------     ------------
       TOTAL                      $  1,032,897      $    686,108     $     143,001     $    489,790
                                  ============      ============     =============     ============

SCHEDULE V - VALUATION ACCOUNTS
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
(dollars in thousands)

            COL. A                    COL. B                    COL. C                     COL. D           COL. E
            ------                    ------                    -------                    -------          ------
                                                               ADDITIONS
                                                         (1)
                                    BALANCE AT        CHARGED TO           (2)
                                   BEGINNING OF       COSTS AND        CHARGES TO                       BALANCE AT END
          DESCRIPTION                 PERIOD           EXPENSES      OTHER ACCOUNTS      DEDUCTIONS       OF PERIOD.
-------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollected
   Reinsurance Receivable                  $0                $0         $24,833                 $0         $24,833

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Except for the information concerning executive officers and directors of the Company set forth below, the information called for by this Item 10 is incorporated herein by reference to the section entitled “Election of Directors and Information about Nominees” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 5, 2003, to be filed with the Securities and Exchange Commission by the Company pursuant to Regulation 14A within 120 days after the end of its 2002 fiscal year.

        The executive officers of the Company are as follows:

                     NAME                              AGE                        POSITION
                     ----                              ---                        --------

John D. Johns                                          51         Chairman of the Board, President, Chief
                                                                  Executive Officer, and a Director
R. Stephen Briggs                                      53         Executive Vice President, Life and Annuity
Jim E. Massengale                                      60         Executive Vice President, Acquisitions
Allen W. Ritchie                                       45         Executive Vice President and Chief Financial
                                                                  Officer
Richard J. Bielen                                      42         Senior Vice President, Chief Investment Officer
                                                                  and Treasurer
Brent E. Griggs                                        47         Senior Vice President, Asset Protection
J. William Hamer, Jr.                                  58         Senior Vice President and Chief
                                                                  Human Resources Officer
Thomas Davis Keyes                                     50         Senior Vice President,
                                                                  Information Services
Carolyn King                                           52         Senior Vice President,
                                                                  Life and Annuity
Deborah J. Long                                        49         Senior Vice President,
                                                                  Secretary and General Counsel
Wayne E. Stuenkel                                      49         Senior Vice President
                                                                  and Chief Actuary
Carl S. Thigpen                                        46         Senior Vice President, Chief Mortgage and Real
                                                                  Estate Officer
Judy Wilson                                            45         Senior Vice President,
                                                                  Stable Value Products
Jerry W. DeFoor                                        50         Vice President and Controller,
                                                                  and Chief Accounting Officer

        All executive officers are elected annually and serve at the pleasure of the Board of Directors. None of the executive officers is related to any director of the Company or to any other executive officer.

        Mr. Johns has been Chairman of the Board of the Company since February 3, 2003, and President and Chief Executive Officer of the Company since December 2001. He has been a Director of the Company since May 1997. He was President and Chief Operating Officer of the Company from August 1996 until December 2001.

        Mr. Briggs has been Executive Vice President, Life and Annuity, of the Company since January 2003 and has responsibility for the Life and Annuity Division. From October 1993 to January 2003, he served as Executive Vice President, Individual Life Division. Mr. Briggs has been associated with the Company and its subsidiaries since 1971.

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

        Mr. Bielen has been Senior Vice President, Chief Investment Officer and Treasurer since January 2002. From August 1996 until January 2002, he was Senior Vice President, Investments of the Company. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.

         Mr. Griggs has been Senior Vice President, Asset Protection Division of the Company since February 3, 2003. He served as Vice President, Operations of the Asset Protection Division of Protective Life Insurance Company from January 1998 to February 2003. Mr. Griggs has been employed by the Company and its subsidiaries since 1997.

         Mr. Hamer has been Senior Vice President and Chief Human Resources Officer of the Company since March 2001. He served as Vice President, Human Resources of the Company from May 1982 to March 2001. Mr. Hamer has been employed by the Company and its subsidiaries since 1981.

        Mr. Keyes has been Senior Vice President, Information Services of the Company since April 1999. Mr. Keyes was Vice President, Information Services of the Company from May 1993 to April 1999. Mr. Keyes has been employed by the Company and its subsidiaries since 1982.

        Ms. King has been Senior Vice President, Life and Annuity Division of the Company since January 2003. From April 1995 to January 2003, she served as Senior Vice President, Investment Products Division.

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

        Mr. Thigpen has been Senior Vice President, Chief Mortgage and Real Estate Officer of the Company since January 2002. From March 2001 to January 2002, he was Senior Vice President, Investments. From May 1996 to March 2001, he was Vice President, Investments for the Company. Mr. Thigpen has been employed by the Company and its subsidiaries since 1984.

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

        The directors of the Company as as follows:

                                                                                                      COMPANY
                                         PRINCIPAL OCCUPATION                                         DIRECTOR
NAME                             AGE     AND DIRECTORSHIPS                                            SINCE
----                             ---     --------------------                                         --------

William J. Cabaniss, Jr.         64      Chairman  of the  Board and Chief  Executive  Officer  of    1974(a)
                                         Precision   Grinding,   Inc.  (steel   processing)   and,
                                         formerly,  its President and Chief Executive  Officer and
                                         its President; Director, Precision Grinding, Inc.

John J. McMahon, Jr.             60      Chairman of Ligon Industries,  LLC (manufacturer of waste    1987
                                         water  treatment  equipment,  aluminum cast and hydraulic
                                         cylinders).   Chairman  of  the  Executive  Committee  of
                                         McWane,   Inc.  (pipe  and  valve   manufacturing)   and,
                                         formerly,  its  Chairman of the Board and its  President;
                                         Director, Alabama National BanCorporation,  National Bank
                                         of Commerce of Birmingham,  John H. Harland Company,  and
                                         ProAssurance Corporation.

James S. M. French               63      Chairman  of the  Board and Chief  Executive  Officer  of    1996
                                         Dunn Investment  Company  (materials,  construction,  and
                                         investment holding company) and,  formerly,  its Chairman
                                         of the  Board,  President  and Chief  Executive  Officer;
                                         Director,   Energen   Corporation,    Regions   Financial
                                         Corporation, and Hilb, Rogal and Hamilton Company.

John D. Johns                    51      Chairman  of the  Board,  President  and Chief  Executive    1997
                                         Officer of the Company and,  formerly,  its President and
                                         Chief  Operating  Officer;  Director,  National  Bank  of
                                         Commerce of Birmingham,  Alabama National BanCorporation,
                                         John H. Harland Company, and Genuine Parts Company. (b)

Donald M. James                  54      Chairman  of the  Board and Chief  Executive  Officer  of    1997
                                         Vulcan  Materials  Company  (construction  materials  and
                                         chemicals)  and,   formerly,   its  President  and  Chief
                                         Executive  Officer;  Director,  Vulcan Materials Company,
                                         SouthTrust Corporation and Southern Company.

J. Gary Cooper                   66      Chairman  of  the  Board,  Chief  Executive  Officer  and    1999
                                         co-founder  of  Commonwealth  National  Bank (banking and
                                         financial   services);   formerly,   U.S.  Ambassador  to
                                         Jamaica  (1994-1997);  formerly,  Senior Vice  President,
                                         Volkert and  Associates  (engineering  and  architectural
                                         services) and  formerly,  its Vice  President;  Director,
                                         Commonwealth  National Bank,  GenCorp Inc., United States
                                         Steel LLC and PNC Financial Services Group.

H. Corbin Day                    65      Chairman  of the  Board of  Jemison  Investment  Company,    2000
                                         Inc.  (diversified  holding  company and venture  capital
                                         investment firm); Director,  Hughes Supply, Inc, European
                                         Investors Holding, Inc. and Blount International, Inc.

W. Michael Warren, Jr.           55      Chairman  of the  Board,  President  and Chief  Executive    2001
                                         Officer  of  Energen   Corporation   (diversified  energy
                                         holding   company)  and  Chairman  and  Chief   Executive
                                         Officer  of  Alabama  Gas   Corporation  and  of  Energen
                                         Resources, Inc.; formerly,  President and Chief Executive
                                         Officer  of  Energen   Corporation;   Director,   Energen
                                         Corporation and AmSouth Bank of Birmingham.

Susan Molinari                   45      President and Chief  Executive  Officer of The Washington    2001
                                         Group   (government   relations  and  consulting   firm);
                                         formerly,  Chairman of Susan Molinari, L.L.C. (government
                                         affairs and  communications)  and Senior  Public  Affairs
                                         Consultant    to    Fleishman-Hillard     (communications
                                         consulting;) formerly, U.S. Congressional  Representative
                                         (NY) (1990-1997)

Malcolm Portera                  57      Chancellor   of  the   University   of  Alabama   System;    2003
                                         formerly,  President of Mississippi  State University and
                                         Vice  Chancellor  Emeritus of the  University  of Alabama
                                         System add Director,  Alabama Power Company,  Mississippi
                                         Power Company,  Furniture Brands  Inernational,  Inc. and
                                         UAB Health System.

A. W. Dahlberg                   62      Chairman of the Board of Mirant Corporation                  1987
                                         (formerly known as Southern Energy, Inc.)
                                         (electric utilities) and, formerly, Chairman of
                                         the Board and Chief Executive Officer of
                                         Southern Company (electric utilities) and,
                                         Formerly, its Chairman of the Board, President
                                         And Chief Executive Officer; Director, Mirant
                                         Corporation, SunTrust Banks, Inc., and Equifax,
                                         Inc.

Robert A. Yellowlees             64      Lead Director of Global Payments Inc. (electronic            1996
                                         payment services company) and, formerly, Chairman
                                         of the Board of Global Payments Inc. and Chairman
                                         of the Board of NDCHealth Corporation (health
                                         information network services company) (formerly
                                         National Data Corporation, an information services
                                         company of which he served as Chairman of the
                                         Board, President, and Chief Executive Officer until
                                         May 7, 2001); Director, Global Payments Inc. and
                                         NDCHealth Corporation.

(a)   with the exception of the period November 1988 - February 1992
(b)   also a director and/or current officer of each principal Company subsidiary

Section 16(a) Beneficial Ownership Reporting Compliance

        The information called for by this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 5, 2003.

Item 11. Executive Compensation

        The information called for by this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 5, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

        The information called for by this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Share Owners, May 5, 2003.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer have, within the 90-day period preceding the filing of the report evaluated the Company’s disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the internal controls, or in other factors that could significantly affect internal controls, subsequent to the date this evaluation was completed.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)     The following documents are filed as part of this report:

           1.     Financial Statements:

                  The following financial  statements set forth in the Company's 2002 Annual Report to Share Owners as indicated in the following table are incorporated by reference (see Exhibit 13).

                  Consolidated Statements of Income for the years
                    ended December 31, 2002, 2001, and 2000.........................
                  Consolidated Balance Sheets as of December 31,
                    2002 and 2001 ..................................................
                  Consolidated Statements of Share-Owners' Equity
                    for the years ended December 31, 2002, 2001, and 2000...........
                  Consolidated Statements of Cash Flows
                    for the years ended December 31, 2002, 2001, and 2000...........
                  Notes to Consolidated Financial Statements........................
                  Report of Independent Accountants.................................

          2.      Financial Statement Schedules:

                  The Report of  Independent  Accountants  which covers the financial  statement  schedules  appears on page 21 of this report.  The following schedules are located in this report on the pages indicated.

                  Schedule II - Condensed Financial Information
                    of Registrant....................................................
                  Schedule III - Supplementary Insurance Information.................
                  Schedule IV - Reinsurance..........................................
                  Schedule V - Valuation Accounts....................................

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

                  Item Number                       Document
                  -----------                       --------

                  *2(a)                 Stock and Asset Purchase  Agreement By and Among Protective Life  Corporation,  Protective Life
                                        Insurance  Company,  Fortis,  Inc. and Dental Care  Holdings,  Inc. dated July 9, 2001 filed as
                                        Exhibit 2(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                  *2(b)                 Indemnity  Reinsurance  Agreement By and Between  Protective Life Insurance  Company and Fortis
                                        Benefits  Insurance  Company  dated  December 31, 2001 filed as Exhibit  2(b) to the  Company's
                                        Annual Report on Form 10-K for the year ended December 31, 2001.

                  *2(c)                 Indemnity  Reinsurance  Agreement By and Between Empire General Life Assurance  Corporation and
                                        Fortis  Benefits  Insurance  Company  dated  December  31,  2001 filed as  Exhibit  2(c) to the
                                        Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                  *2(d)                 Indemnity  Reinsurance  Agreement By and Between  Protective Life & Annuity  Insurance  Company
                                        and First Fortis Life  Insurance  Company dated  December 31, 2001 filed as Exhibit 2(d) to the
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

                  *3(b)                 1998 Restated By-laws of the Company  effective  November 2, 1998, filed as Exhibit 3(b) to the
                                        Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  *3(b)(1)              Amendment No. 1 dated  February 4, 2002,  to the 1998 Restated  By-Laws of the Company filed as
                                        Exhibit  3(b)(1) to the Company's  Annual  Report on Form 10-K for the year ended  December 31,
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

                  *4(d)                 Rights Certificate filed as Exhibit 1 to the Company's Form 8-A filed August 7, 1995.

                  *4(e)                 Certificate  of  Trust  of PLC  Capital  Trust  III  filed as  Exhibit  4(bb) to the  Company's
                                        Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30965).

                  *4(f)                 Declaration  of  Trust of PLC  Capital  Trust  III  filed as  Exhibit  4 (ee) to the  Company's
                                        Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30965).

                  *4(g)                 Form of Amended and Restated  Declaration  of Trust of PLC Capital  III,  dated August 22, 2001 filed as Exhibit 4.3 to the Company's Current Filing on Form 8-K filed August 22, 2001.

                  *4(h)                 Form of Preferred Security Certificate for PLC Capital Trust III (included in Exhibit 4(g)).

                  *4(i)                 Preferred  Securities  Guarantee  Agreement,  dated  August 22, 2001 with  respect to Preferred
                                        Securities  issued by PLC  Capital  Trust III filed as  Exhibit  4.4 to the  Company's  Current
                                        Report on Form 8-K filed August 22, 2001.

                  *4(j)                 Certificate  of  Trust  of PLC  Capital  Trust IV  filed  as  Exhibit  4(cc)  to the  Company's
                                        Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

                  *4(k)                 Declaration  of  Trust  of PLC  Capital  Trust IV  filed  as  Exhibit  4(ff)  to the  Company's
                                        Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

                  *4(l)                 Form of Amended and  Restated  Declaration  of Trust for PLC Capital  Trust IV filed as Exhibit
                                        4.09 to the Company's Current Report on Form 8-K filed September 18, 2002.

                  *4(m)                 Form of Preferred  Security  Certificate  for PLC Capital  Trust IV (included as Exhibit A-1 of
                                        Exhibit 4(l)).

                  *4(n)                 Form of  Guarantee  with  respect to  Preferred  Securities  of PLC  Capital  Trust IV filed as
                                        Exhibit  4(x)  to the  Company's  Registration  Statement  on  Form  S-3  filed  July  8,  1997
                                        (No. 333-30905).

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

                  *10(c) †              Excess  Benefit  Plan  amended and  restated as of July 1,  2001 filed as Exhibit  10(c) to the
                                        Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                  *10(d) †              Form of Indemnity  Agreement  for Directors  filed as Exhibit 19.1 to the  Company's  Form 10-Q
                                        Quarterly Report filed August 14, 1986.

                  *10(d)(1) †           Form of Indemnity  Agreement for Officers  filed as Exhibit  10(d)(1) to the  Company's  Annual
                                        Report on Form 10-K for the year ended December 31, 1996.

                  *10(e) †              Form  of the  Company's  Employment  Continuation  Agreement  filed  as  Exhibit  10(a)  to the
                                        Company's Form 10-Q Quarterly Report filed September 30, 1997.

                  *10(f) †              The Company's Deferred  Compensation Plan for Directors Who Are Not Employees of the Company as
                                        amended  through  March 3,  1997,  filed as Exhibit 10(e) to the Company's  Form 10-Q Quarterly
                                        Report filed May 14, 1997.

                   10(f)(1)             Amendment to the Company's  Deferred  Compensation  Plan for Directors who are not Employees of
                                        the Company effective as of November 4, 2002.

                  *10(g) †              The Company's  Deferred  Compensation Plan for Officers as amended through March 3, 1997, filed as Exhibit 10(d) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                   10(g)(1)             Amendment to the Company's Deferred  Compensation Plan for Officers effective as of February 5,
                                        2001.

                   10(g)(2)             Amendment to the Company's Deferred  Compensation Plan for Officers effective as of November 4,
                                        2002.

                  *10(h) †              The Company's 1996 Stock  Incentive Plan as amended  through  March 3,  1997,  filed as Exhibit
                                        10(c) to the Company's Form 10-Q Quarterly Report filed May 14, 1997.

                  *10(h)(1) †           The Company's  specimen letter confirming grants under the Company's 1996 Stock Incentive Plan, filed as Exhibit 10(2) to the Company's Form 10-Q Quarterly Report filed November 13, 1996.

                  *10(i)                Credit  Agreement  among  Protective  Life  Corporation,  the several lenders from time to time party thereto,  Suntrust Bank, as Syndication Agent and AmSouth Bank, as Administrative  Agent,
                                        dated October 17, 2001,  filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for
                                        the year ended December 31, 2001.

                  10(j)                 Reference is made to Exhibit 2(a) above.

                  10(k)                 Reference is made to Exhibit 2(b) above.

                  10(l)                 Lease Agreement dated as of February 1, 2000,  between Wachovia Capital  Investments,  Inc. and the Company.

                  10(l)(l)              First Amendment to Lease Agreement dated as of October 31, 2001, between Wachovia Capital
                                        Investments, Inc. and the Company.

                  10(m)                 Investment  and  Participation  Agreement  dated as of February 1, 2000,  among the Company and
                                        Wachovia Capital Investments, Inc.

                  10(m)(1)              First  Amendment to Investment  and  Participation  Agreement and Lease  Agreement  dated as of
                                        November 30, 2002,  among the Company,  Wachovia Capital  Investments,  Inc., and SunTrust Bank
                                        and LaSalle Bank National Association.

                  10(m)(2)              Second  Amendment to Investment and  Participation  Agreement and Lease  Agreement  dated as of
                                        March 11, 2002 among the Company,  Wachovia  Capital  Investments,  Inc., and SunTrust Bank and
                                        LaSalle Bank National Association.

                  10(m)(3)              Third Amendment to Investment and Participation  Agreement and Lease Agreement dated as of July
                                        22, 2002 among the Company,  Wachovia Capital  Investments,  Inc., and SunTrust Bank an LaSalle
                                        Bank National Association.

                  13                    Selected  portions of the 2001 Annual Report To Share Owners which are  incorporated  herein by reference.

                  21                    Organization Chart of the Company and Affiliates.

                  23                    Consent of PricewaterhouseCoopers LLP.

                  24                    Powers of Attorney.

                  99(a)                 Safe Harbor for Forward-Looking Statements.

                  99(b)                 Certification  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to Section 906 of the
                                        Sarbanes-Oxley Act of 2002.

                  99(c)                 Certification  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to Section 906 of the
                                        Sarbanes-Oxley Act of 2002.

               (b)   Current Reports on Form 8-K:

                                        None

------------------------------
*incorporated by reference
†Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION
BY: /s/John D. Johns
John D. Johns
Chairman of the Board, President
and Chief Executive Officer

Dated:   March 25, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         SIGNATURE                           CAPACITY IN WHICH SIGNED                         DATE

/s/John D. Johns                             Chairman of the Board, President                 March 25, 2003
----------------------                       and Chief Executive Officer
JOHN D. JOHNS                                (Principal Executive Officer)
                                             and Director

/s/Allen W. Ritchie                          Executive Vice President and                     March 25, 2003
-----------------------                      Chief Fiancial Officer
ALLEN W. RITCHIE                             (Principal Financial Officer)

/s/Jerry W. DeFoor                           Vice President and Controller,                   March 25, 2003
-----------------------                      and Chief Accounting Officer
JERRY W. DEFOOR                              (Principal Accounting Officer)

                    *                        Director                                         March 25, 2003
-----------------------
WILLIAM J. CABANISS, JR.

                    *                        Director                                         March 25, 2003
----------------------
JOHN J. MCMAHON, JR.

                    *                        Director                                         March 25, 2003
----------------------
A. W. DAHLBERG

                    *                        Director                                         March 25, 2003
----------------------
JAMES S. M. FRENCH

                    *                        Director                                         March 25, 2003
----------------------
ROBERT A. YELLOWLEES

                    *                        Director                                         March 25, 2003
----------------------
DONALD M. JAMES

                    *                        Director                                         March 25, 2003
----------------------
J. GARY COOPER

                    *                        Director                                         March 25, 2003
----------------------
H. CORBIN DAY

                    *                        Director                                         March 25, 2003
----------------------
W. MICHAEL WARREN, JR.

                    *                        Director                                         March 25, 2003
----------------------
SUSAN MOLINARI

                    *                        Director                                         March 25, 2003
----------------------
MALCOLM PORTERA

        *John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

BY/s/John D. Johns
JOHN D. JOHNS
Attorney-in-fact

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John D. Johns, certify that:

1. I have reviewed this annual report on Form 10-K of Protective Life Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ John D. Johns
Title: President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Allen W. Ritchie, certify that:

1. I have reviewed this annual report on Form 10-K of Protective Life Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Allen W. Ritchie
Title: Executive Vice President and Chief Financial Officer