Form 10-Q
period 2003-03-31
PROTECTIVE LIFE CORP
filed 2003-05-15
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(205) 268-1000

(Registrant's telephone number, including area code)
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of May 9, 2003: 68,891,149 shares.

PROTECTIVE LIFE CORPORATION

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants..............................................
       Consolidated Condensed Statements of Income for the Three
           Months ended March 31, 2003 and 2002 (unaudited)...........................
       Consolidated Condensed Balance Sheets as of March 31, 2003
           (unaudited) and December 31, 2002..........................................
       Consolidated Condensed Statements of Cash Flows for the
           Three Months ended March 31, 2003 and 2002 (unaudited).....................
       Notes to Consolidated Condensed Financial Statements (unaudited)...............

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk................

   Item 4.  Controls and Procedures...................................................

Part II.  Other Information:

   Item 6.  Exhibits and Reports on Form 8-K..........................................

Signature.............................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of March 31, 2003, and the related consolidated condensed statements of income for each of the three-month periods ended March 31, 2003 and 2002, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 3, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 9, 2003

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH   31
                                                                                                    ------------------------
                                                                                                       2003          2002
                                                                                                       ----          ----
REVENUES
    Premiums and policy fees                                                                        $388,071       $380,981
    Reinsurance ceded                                                                               (189,417)      (176,683)
                                                                                                    ---------      ---------
      Premiums and policy fees, net of reinsurance ceded                                             198,654        204,298
    Net investment income                                                                            260,560        245,005
    Realized investment gains (losses):
      Derivative financial instruments                                                                (9,199)        (4,316)
      All other investments                                                                           (2,493)           713
    Other income                                                                                      25,309         25,804
                                                                                                    ---------      ---------
                                                                                                     472,831        471,504
                                                                                                    ---------      ---------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2003 - $217,771; 2002 - $149,185)                                                295,818        287,048
    Amortization of deferred policy acquisition costs                                                 56,265         52,404
    Other operating expenses (net of reinsurance ceded:
      three months: 2003 - $29,033; 2002 - $33,574)                                                   64,709         69,767
                                                                                                    ---------      ---------
                                                                                                     416,792        409,219
                                                                                                    ---------      ---------

INCOME BEFORE INCOME TAX                                                                              56,039         62,285

Income tax expense                                                                                    18,334         20,679
                                                                                                    ---------      ---------

NET INCOME                                                                                          $ 37,705       $ 41,606
                                                                                                    =========      =========

NET INCOME PER SHARE - BASIC                                                                        $   0.54       $    .60
                                                                                                    =========      =========

NET INCOME PER SHARE - DILUTED                                                                      $   0.53       $    .59
                                                                                                    =========      =========

DIVIDENDS PAID PER SHARE                                                                            $    .15       $    .14
                                                                                                    =========      =========

Average shares outstanding - basic                                                                69,956,505     69,893,453
Average shares outstanding - diluted                                                              70,483,448     70,383,580

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

                                                                                              MARCH 31           DECEMBER 31
                                                                                                2003                2002
                                                                                             -----------       --------------
                                                                                             (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market (amortized cost: 2003 - $11,585,501; 2002 - $11,221,365)    $12,146,120        $11,664,065
     Equity securities, at market (amortized cost: 2003 - $54,939; 2002 - $66,820)                55,416             64,523
     Mortgage loans on real estate                                                             2,483,630          2,518,152
     Investment in real estate, net                                                               19,485             20,711
     Policy loans                                                                                536,085            543,161
     Other long-term investments                                                                 227,554            222,490
     Short-term investments                                                                      912,999            448,399
                                                                                             ------------       ------------
       Total investments                                                                      16,381,289         15,481,501
   Cash                                                                                           55,830            101,953
   Accrued investment income                                                                     196,107            181,966
   Accounts and premiums receivable, net                                                          63,186             61,425
   Reinsurance receivables                                                                     2,428,282          2,393,476
   Deferred policy acquisition costs                                                           1,703,410          1,678,723
   Goodwill                                                                                       47,312             47,312
   Property and equipment, net                                                                    44,279             41,324
   Other assets                                                                                  282,602            309,791
   Assets related to separate accounts
     Variable annuity                                                                          1,452,098          1,513,824
     Variable universal life                                                                     115,591            114,364
     Other                                                                                         4,377              4,330
                                                                                             ------------       ------------
                                                                                             $22,774,363        $21,929,989
                                                                                             ============       ============
LIABILITIES
   Policy liabilities and accruals                                                           $ 9,290,878        $ 9,121,016
   Stable value contract account balances                                                      4,106,685          4,018,552
   Annuity account balances                                                                    3,714,368          3,697,495
   Other policyholders' funds                                                                    172,849            174,140
   Other liabilities                                                                           1,176,681            698,677
   Accrued income taxes                                                                           24,911              3,186
   Deferred income taxes                                                                         264,342            242,593
   Debt                                                                                          426,103            406,110
   Guaranteed Preferred Beneficial Interests
     7.5% Trust Originated Preferred Securities                                                  100,000            100,000
     7.25% Trust Originated Preferred Securities                                                 115,000            115,000
   Liabilities related to separate accounts
     Variable annuity                                                                          1,452,098          1,513,824
     Variable universal life                                                                     115,591            114,364
     Other                                                                                         4,377              4,330
                                                                                             ------------       ------------
                                                                                              20,963,883         20,209,287
                                                                                             ------------       ------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value,
     Shares authorized: 3,600,000; Issued: None
   Junior Participating Cumulative Preferred Stock, $1.00 par value
     Shares authorized: 400,000; Issued: None
   Common Stock, $.50 par value, Shares authorized: 160,000,000
     Shares issued: 2003 and 2002 - 73,251,960                                                    36,626             36,626
   Additional paid-in capital                                                                    409,007            408,397
   Treasury stock, at cost (2003 - 4,360,811 shares; 2002 - 4,576,066 shares)                    (15,631)           (16,402)
   Stock held in trust (2003 - 96,262 shares; 2002 - 79,632 shares)                               (2,812)            (2,417)
   Unallocated stock in Employee Stock Ownership Plan
     (2003 - 724,068 shares; 2002 - 838,401 shares)                                               (2,367)            (2,777)
   Retained earnings                                                                           1,088,743          1,061,361
   Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income
        tax: 2003 - $159,911; 2002 - $128,145)                                                   296,978            237,983
     Accumulated loss - hedging (net of income tax: 2003 - $(34); 2002 - $(1,114))                   (64)            (2,069)
                                                                                             ------------       ------------
                                                                                               1,810,480          1,720,702
                                                                                             ------------       ------------
                                                                                             $22,774,363        $21,929,989
                                                                                             ============       ============

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                          ---------------------------------
                                                                                                2003               2002
                                                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                             $    37,705          $   41,606
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment losses                                                                11,692               3,603
     Amortization of deferred policy acquisition costs                                         56,265              52,404
     Capitalization of deferred policy acquisition costs                                      (92,518)            (84,601)
     Depreciation expense                                                                       2,634               2,875
     Deferred income tax                                                                      (13,497)             21,175
     Accrued income tax                                                                        21,725             (52,128)
     Interest credited to universal life and investment products                              142,383             225,670
     Policy fees assessed on universal life and investment products                           (75,558)            (94,773)
     Change in accrued investment income and other receivables                                (50,708)            (63,656)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                 71,229              68,280
     Change in other liabilities                                                              478,005              21,833
     Other (net)                                                                               30,883             (12,804)
                                                                                          ------------         -----------
   Net cash provided by operating activities                                                  620,240             129,484
                                                                                          ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                         3,655,771           2,150,464
     Other                                                                                    119,860              51,123
   Sale of investments
     Investments available for sale                                                         5,587,895           2,591,218
     Other                                                                                        310                   0
   Cost of investments acquired
     Investments available for sale                                                       (10,080,082)         (5,182,650)
     Other                                                                                    (89,039)            (85,056)
   Purchase of property and equipment                                                          (5,876)             (1,757)
   Sale of property and equipment                                                                   0                  43
                                                                                          ------------         -----------
   Net cash used in investing activities                                                     (811,161)           (476,615)
                                                                                          ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt                        122,500           1,197,972
   Principal payments on line of credit arrangements and debt                                (102,507)         (1,259,989)
   Dividends to share owners                                                                  (10,323)             (9,610)
   Sale (Purchase) of common stock held in trust                                                 (395)                  0
   Purchase of treasury stock                                                                                        (828)
   Investment product deposits and changes in universal life deposits                         586,860             679,264
   Investment product withdrawals                                                            (451,337)           (307,610)
                                                                                          ------------         -----------
   Net cash provided by financing activities                                                  144,798             299,199
                                                                                          ------------         -----------

(DECREASE)/INCREASE IN CASH                                                                   (46,123)            (47,932)
CASH AT BEGINNING OF PERIOD                                                                   101,953             126,558
                                                                                          ------------         -----------
CASH AT END OF PERIOD                                                                     $    55,830          $   78,626
                                                                                          ============         ===========

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands, except per share amounts)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

        Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives’ relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business is involved in such litigation or, alternatively, in arbitration. The Company is currently in arbitration with one reinsurer with respect to amounts overpaid, and the reinsurer has indicated the intent to raise defenses and possible counterclaims. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

NOTE C - OPERATING SEGMENTS

        The Company operates several business segments. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows:

Life Marketing. The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the “bank owned life insurance” market.

Annuities. The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment's sales force.

Acquisitions. The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals.

Stable Value Contracts. The Stable Value Contracts segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.

Asset Protection. The Asset Protection segment primarily markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers, and markets vehicle and recreational marine extended service contracts.

Corporate and Other. The Company has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several lines of business which the Company is not actively marketing (mostly cancer insurance and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

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

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses) and the recognition of income tax expense. Asset adjustments represent the inclusion of assets related to discontinued operations.

                                                                       OPERATING SEGMENT INCOME FOR THE
                                                                       THREE MONTHS ENDED MARCH 31, 2003
                                                  ---------------------------------------------------------------------------
                                                     LIFE                                                       STABLE VALUE
                                                   MARKETING           ANNUITIES              ACQUISITIONS        CONTRACTS
                                                   ---------           ---------              ------------      ------------
Premiums and policy fees                           $186,547             $5,883                  $74,040
Reinsurance ceded                                  (124,038)                 0                  (18,626)
                                                   ---------            -------                ---------
   Net of reinsurance ceded                          62,509              5,883                   55,414
Net investment income                                56,538             58,442                   62,296           $58,532
Realized investment gains (losses)                                          27                                     (6,702)
Other income                                         13,972              1,941                      905
                                                   --------            --------                ---------          --------
       Total revenues                               133,019             66,293                  118,615            51,830
                                                   --------            --------                ---------          --------
Benefits and settlement expenses                     72,790             52,986                   73,596            47,765
Amortization of deferred policy
   acquisition costs                                 23,071              4,386                   10,081               599
Other operating expenses                              6,523              5,910                   12,166             1,030
                                                   ---------           --------                ---------          --------
       Total benefits and expenses                  102,384             63,282                   95,843            49,394
                                                   ---------           --------                ---------          --------
Income before income tax                             30,635              3,011                   22,772             2,436

                                                                              CORPORATE
                                                          ASSET                  AND                               TOTAL
                                                        PROTECTION              OTHER         ADJUSTMENTS       CONSOLIDATED
                                                        ----------            ---------       -----------       ------------
Premiums and policy fees                                 $110,409              $11,192                            $388,071
Reinsurance ceded                                         (44,276)              (2,477)                           (189,417)
                                                         ---------             --------                           ---------
   Net of reinsurance ceded                                66,133                8,715                             198,654
Net investment income                                       9,834               14,918                             260,560
Realized investment gains (losses)                                                              $(5,017)           (11,692)
Other income                                                6,971                1,520                              25,309
                                                         ---------             --------         --------          ---------
       Total revenues                                      82,938               25,153           (5,017)           472,831
                                                         ---------             --------         --------          ---------
Benefits and settlement expenses                           40,398                8,283                             295,818
Amortization of deferred policy
   acquisition costs                                       17,798                  330                              56,265
Other operating expenses                                   23,884               15,196                              64,709
                                                         ---------             --------                           ---------
       Total benefits and expenses                         82,080               23,809                             416,792
                                                         ---------             --------                           ---------
Income before income tax                                      858                1,344                              56,039
Income tax expense                                                                               18,334             18,334
                                                                                                                  ---------
Net income                                                                                                        $ 37,705
                                                                                                                  =========

                                                                        OPERATING SEGMENT INCOME FOR THE
                                                                        THREE MONTHS ENDED MARCH 31, 2002
                                                   --------------------------------------------------------------------------
                                                     LIFE                                                      STABLE VALUE
                                                   MARKETING         ANNUITIES             ACQUISITIONS         CONTRACTS
                                                   ---------         ---------             ------------        ------------
Premiums and policy fees                           $149,422           $ 6,609                $ 81,364
Reinsurance ceded                                  (100,015)                0                 (18,003)
                                                   ---------          --------               ---------
   Net of reinsurance ceded                          49,407             6,609                  63,361
Net investment income                                50,394            51,953                  58,710             $59,507
Realized investment gains (losses)                                        382                                         521
Other income                                         14,443             2,462                     549
                                                   ---------          --------               ---------            --------
       Total revenues                               114,244            61,406                 122,620              60,028
                                                   ---------          --------               ---------            --------
Benefits and settlement expenses                     63,131            42,387                  79,244              48,829
Amortization of deferred policy
   acquisition costs                                 16,191             6,994                   8,909                 565
Other operating expenses                             13,410             7,001                  11,032                 885
                                                   ---------          --------               ---------            --------
       Total benefits and expenses                   92,732            56,382                  99,185              50,279
                                                   ---------          --------               ---------            --------
Income before income tax                             21,512             5,024                  23,435               9,749

                                                                             CORPORATE
                                                           ASSET                AND                               TOTAL
                                                        PROTECTION             OTHER          ADJUSTMENTS      CONSOLIDATED
                                                        ----------           ---------        -----------      ------------
Premiums and policy fees                                 $130,732              $12,854                           $380,981
Reinsurance ceded                                         (55,048)              (3,617)                          (176,683)
                                                         ---------             --------                          ---------
   Net of reinsurance ceded                                75,684                9,237                            204,298
Net investment income                                      11,314               13,127                            245,005
Realized investment gains (losses)                                                              $(4,506)           (3,603)
Other income                                                8,316                   34                             25,804
                                                         ---------             --------         --------         ---------
       Total revenues                                      95,314               22,398           (4,506)          471,504
                                                         ---------             --------         --------         ---------
Benefits and settlement expenses                           45,452                8,005                            287,048
Amortization of deferred policy
   acquisition costs                                       19,304                  441                             52,404
Other operating expenses                                   22,452               14,987                             69,767
                                                         ---------             --------                          ---------
       Total benefits and expenses                         87,208               23,433                            409,219
                                                         ---------             --------                          ---------
Income before income tax                                    8,106               (1,035)                            62,285
Income tax expense                                                                               20,679            20,679
                                                                                                                 ---------
Net income                                                                                                       $ 41,606
                                                                                                                 =========

                                                                          OPERATING SEGMENT ASSETS
                                                                               MARCH 31, 2003
                                                  ---------------------------------------------------------------------------
                                                     LIFE                                                       STABLE VALUE
                                                   MARKETING           ANNUITIES             ACQUISITIONS        CONTRACTS
                                                   ---------           ---------             ------------       ------------
Investments and other assets                      $4,397,988          $4,886,806              $4,511,751         $3,999,666
Deferred policy acquisition costs                  1,012,555              95,889                 416,606              4,825
Goodwill                                              10,354
                                                  ----------          ----------              ----------         ----------
       Total assets                               $5,420,897          $4,982,695              $4,928,357         $4,004,491
                                                  ==========          ==========              ==========         ==========

                                                                       CORPORATE
                                                    ASSET                 AND                                     TOTAL
                                                  PROTECTION             OTHER                ADJUSTMENTS      CONSOLIDATED
                                                  ----------          ----------              -----------      ------------
Investments and other assets                      $1,097,992          $2,003,109                $126,329        $21,023,641
Deferred policy acquisition costs                    166,053               7,482                                  1,703,410
Goodwill                                              36,875                  83                                     47,312
                                                  ----------          ----------                --------        -----------
       Total assets                               $1,300,920          $2,010,674                $126,329        $22,774,363
                                                  ==========          ==========                ========        ===========

                                                                           OPERATING SEGMENT ASSETS
                                                                               DECEMBER 31, 2002
                                                 ------------------------------------------------------------------------------
                                                     LIFE                                                       STABLE VALUE
                                                   MARKETING           ANNUITIES             ACQUISITIONS         CONTRACTS
                                                   ---------           ---------             ------------       ------------
Investments and other assets                      $4,195,265          $4,823,710              $4,565,298         $3,930,669
Deferred policy acquisition costs                    973,631              93,140                 435,177              4,908
Goodwill                                              10,354
                                                  ----------          ----------              ----------         ----------
       Total assets                               $5,179,250          $4,916,850              $5,000,475         $3,935,577
                                                  ==========          ==========              ==========         ==========

                                                                       CORPORATE
                                                    ASSET                 AND                                      TOTAL
                                                  PROTECTION             OTHER               ADJUSTMENTS        CONSOLIDATED
                                                  ----------          ----------             -----------        ------------
Investments and other assets                      $1,107,320          $1,455,284               $126,408         $20,203,954
Deferred policy acquisition costs                    164,165               7,702                                  1,678,723
Goodwill                                              36,875                  83                                     47,312
                                                  ----------          ----------               --------         -----------
       Total assets                               $1,308,360          $1,463,069               $126,408         $21,929,989
                                                  ==========          ==========               ========         ===========

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at March 31, 2003, and for the three months then ended, the Company’s insurance subsidiaries had combined share-owners’ equity of $831.3 million and a net loss of $12.6 million. The net loss primarily relates to federal income taxes and realized investment losses.

NOTE E - REINSURANCE RECEIVABLE

        In 2002, the Company discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.6 million. At December 31, 2002, the Company had recorded cash and receivables totaling $69.7 million, which reflects the amounts received and the Company’s current estimate of amounts to be recovered in the future, based upon the information available. The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs takes into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected.

        At March 31, 2003, the Company reassessed the amount of the overpayment it expects to recover, and, as a result, increased related receivables by $2.8 million. The corresponding increase in premium and policy fees resulted in $1.0 million of additional amortization of deferred policy acquisition costs. As a result, the Company’s pretax income for the three months ended March 31, 2003, increased by $1.8 million.

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

        Net income and a reconciliation of basic and diluted average shares outstanding for the three month periods ended March 31, 2003 and 2002 is summarized as follows:

RECONCILIATION OF NET INCOME AND
AVERAGE SHARES OUTSTANDING

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31
                                                                                                  --------------------------
                                                                                                       2003          2002
                                                                                                       ----          ----

Net income                                                                                            $37,705       $41,606

Average shares issued and outstanding                                                              68,794,968    68,638,120
Stock held in trust                                                                                   (96,262)      (55,785)
Issuable under various deferred compensation plans                                                  1,257,799     1,311,118
                                                                                                  ------------  ------------
Average shares outstanding - basic                                                                 69,956,505    69,893,453
Stock held in trust                                                                                    96,262        55,785
Stock appreciation rights                                                                             183,576       227,721
Issuable under various other stock-based compensation plans                                           247,105       206,621
                                                                                                  ------------  ------------
Average shares outstanding - diluted                                                               70,483,448    70,383,580
                                                                                                  ============  ============

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2003, the Derivatives Implementation Group of the FASB cleared Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after September 15, 2003, and should be applied on a prospective basis. The Company is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

        In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The Company is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

NOTE H - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Fair-Value Hedges

        As of March 31, 2003, and during the quarter then ended, the Company had no hedging relationships designated as a fair-value hedge.

Cash-Flow Hedges

        The Company has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, the Company pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, the Company designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. In the first quarter of 2003, the Company recognized income of $0.3 million related to the ineffective portion of the hedging instruments. There were no components of the hedging instrument excluded from the assessment of hedge ineffectiveness. During the first quarter of 2003, a pretax loss of $11.6 million representing the change in fair value of the hedged contracts during the quarter, and a gain of like amount representing the application of hedge accounting to this transaction, were recorded in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income. Additionally, at March 31, 2003, the Company reported a reduction to accumulated other comprehensive income of $0.1 million (net of income tax of $34 thousand) related to its derivatives designated as cash flow hedges. During the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income and into earnings, as a reduction of interest expense, approximately $15 thousand.

Other Derivatives

        The Company uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments as well as certain debt and preferred security obligations of the Company. For the three months ended March 31, 2003, the Company recognized total pretax losses of $9.8 million representing the change in fair value of these derivative instruments as well as the realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, the Company recognized a $6.7 million pretax gain for the first quarter of fiscal 2003 while recognizing a $7.6 million foreign exchange pretax loss on the related foreign-currency-denominated stable value contracts for the quarter. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

        The Company has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the three months ended March 31, 2003, the Company recognized a $0.1 million pretax gain for the change in the asset swaps’ fair value and recognized a $0.4 million pretax loss to separately record the embedded equity options at fair value.

        The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party. The Company recognized a $1.6 million pretax gain for the first quarter of 2003 for the change in the total return swap’s fair value.

NOTE I - COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods presented below:

                                                                                                       THREE MONTHS ENDED
                                                                                                             MARCH 31
                                                                                                    ------------------------
                                                                                                      2003           2002
                                                                                                      ----           ----
Net income                                                                                          $37,705         $41,606
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2003 - $30,893; 2002 - $(42,680))                                                   57,375         (79,262)
Change in Accumulated Loss - Hedging
   (net of income tax: 2003 - $1,080)                                                                 2,005
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2003 - $873; 2002 - $(250))                                                          1,620            (463)
                                                                                                    --------       ---------
Comprehensive income                                                                                $98,705        $(38,119)
                                                                                                    ========       =========

NOTE J - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE K - ACQUISITIONS

        In June 2002, the Company coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company. The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since the transaction’s effective date.

        Summarized below are the consolidated results of operations for the period presented below, on an unaudited pro forma basis, as if the acquisition had occurred as of January 1, 2002. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                                                    THREE MONTHS ENDED
                                                                                       MARCH 31, 2002
                                                                                    ------------------
                                                                                        (UNAUDITED)

              Total revenues                                                             $487,643
              Net income                                                                   43,399
              Net income per share-basic                                                     0.62
              Net income per share-diluted                                                   0.62

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

        For a more complete understanding of the Company’s business and its current period results, please read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Company’s latest annual report on Form 10-K and our other filings with the SEC.

        The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company’s operating segments are Life Marketing, Annuities, Acquisitions, Stable Value Contracts, and Asset Protection. The Company also has an additional business segment referred to as Corporate and Other.

        This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” and other words, phrases, or expressions with similar meanings. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to Exhibit 99(a), incorporated by reference herein, for more information about factors which could affect future results.

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

RESULTS OF CONTINUING OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (“premiums and policy fees”):

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                           -------------------------
                                                                                             2003           2002
                                                                                             ----           ----
                                                                                                (IN THOUSANDS)

           Premiums and Policy Fees                                                        $198,654       $204,298

        Premiums and policy fees decreased $5.6 million or 2.8% in the first three months of 2003 as compared to the first three months of 2002. Premiums and policy fees in the Life Marketing segment increased $13.1 million in the first three months of 2003 as compared to the same period in 2002 due to an increase in sales. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In June 2002, the Company coinsured a block of insurance policies from Conseco Variable Insurance Company (“Conseco”). This acquisition resulted in an increase in premiums and policy fees of $7.7 million during the three months ended March 31, 2003. Premiums and policy fees from older acquired blocks decreased $15.6 million in the first three months of 2003 as compared to the same period last year. The decrease in premiums and policy fees from the Annuities Segment was $0.7 million in the three months ended March 31, 2003 as compared to the same period in 2002. Premiums and policy fees related to the Asset Protection segment decreased $9.6 million in the first three months of 2003 as compared to the first three months of 2002 primarily due to the planned termination of a block of service contracts. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $0.5 million.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                          ------------------------
                                                                                            2003           2002
                                                                                            ----           ----
                                                                                               (IN THOUSANDS)

                  Net Investment Income                                                   $260,560       $245,005

        Net investment income in the first three months of 2003 was $260.6 million, which was $15.6 million or 6.3% higher than the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The June 2002 acquisition resulted in $8.4 million of investment income. The percentage earned on average cash and investments was 6.5% in the first quarter of 2003, compared to 7.2% in the first quarter of 2002. Investment returns have been negatively affected by higher prepayments on mortgage-backed securities and mortgage loans, and lower interest rates.

Realized Investment Gains

        The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs.

        The following table sets forth realized investment gains (losses) for the periods shown:

                     REALIZED INVESTMENT                                          THREE MONTHS ENDED
                       GAINS/(LOSSES)                                                  MARCH 31
                     -------------------                                        ---------------------
                                                                                  2003         2002
                                                                                  ----         ----
                                                                                    (IN THOUSANDS)

                Derivative Financial Instruments                                $(9,199)     $(4,316)
                All Other Investments                                            (2,493)         713

        The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities. Realized investment losses related to all other investments in the first three months of 2003 of $18.4 million were largely offset by realized investment gains of $15.9 million. Realized investment gains related to all other investments in the first three months of 2002 of $29.1 million were largely offset by realized investment losses of $29.0 million. During the first three months of 2003 and 2002, the Company recorded other-than-temporary impairments in its investments of $15.9 million and $9.6 million, respectively.

        Each quarter the Company reviews its investments with material unrealized losses and tests for other-than-temporary impairments. Management analyzes various factors to determine if any other-than-temporary asset impairments exist. Once a determination has been made that an other-than-temporary impairment exists, a realized loss is recognized and the cost basis of the impaired asset is adjusted to its fair value. An other-than-temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment. With respect to unrealized losses due to issuer-specific events, the Company considers the creditworthiness and financial performance of the issuer and other available information. With respect to unrealized losses that are not due to issuer-specific events, such as losses due to interest rate fluctuations, general market conditions or industry-related events, the Company considers its intent and ability to hold the investment to allow for a market recovery or to maturity together with an assessment of the likelihood of full recovery.

Other Income

        The following table sets forth other income for the periods shown:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                         ---------------------
                                                                           2003       2002
                                                                           ----       ----
                                                                            (IN THOUSANDS)

                    Other Income                                         $25,309    $25,804

        Other income consists primarily of investment advisory fees from variable insurance products, and revenues from unaffiliated parties relating to the Company’s broker-dealer subsidiary, direct response businesses, service contract businesses, and the Company’s other non-insurance subsidiaries. Other income in the first three months of 2003 was $0.5 million lower than the corresponding period of 2002. In the first three months of 2003, revenues from the Company’s broker-dealer subsidiary decreased $1.6 million as compared to the same period in 2002. Revenues from the Company’s direct response businesses increased $0.7 million. Revenues from the service contract businesses decreased $0.5 million over the same period, due to lower sales. Other income from all other sources increased $0.9 million in the first three months of 2003 as compared to the first three months of 2002.

Income Before Income Tax

        Management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the Company’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, segment operating income (loss) excludes any net gains or losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of changes in accounting principles, and any other items, that, in each case, are neither normal nor recurring. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, the Company’s segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                            (IN THOUSANDS)

                                                                                                       THREE MONTHS ENDED
                                                                                                             MARCH 31
                                                                                                     -----------------------
                                                                                                        2003          2002
                                                                                                        ----          ----
Operating Income (Loss)(1)
     Life Marketing                                                                                   $30,635       $21,512
     Annuities                                                                                          3,715         5,009
     Acquisitions                                                                                      22,772        23,435
     Stable Value Contracts                                                                             9,138         9,228
     Asset Protection                                                                                     858         8,106
     Corporate and Other                                                                                1,344        (1,035)
                                                                                                      --------      --------
     Total operating income                                                                            68,462        66,255
                                                                                                      --------      --------

Realized Investment Gains (Losses)
     Annuities                                                                                             27           382
     Stable Value Contracts                                                                            (6,702)          521
     Unallocated Realized Investment Gains (Losses)                                                    (5,017)       (4,506)
Related Amortization of Deferred Policy
     Acquisition Costs
     Annuities                                                                                           (731)         (367)
                                                                                                      --------      --------
     Total, net                                                                                       (12,423)       (3,970)
                                                                                                      --------      --------
Income (Loss) Before Income Tax
     Life Marketing                                                                                    30,635        21,512
     Annuities                                                                                          3,011         5,024
     Acquisitions                                                                                      22,772        23,435
     Stable Value Contracts                                                                             2,436         9,749
     Asset Protection                                                                                     858         8,106
     Corporate and Other                                                                                1,344        (1,035)
     Unallocated Realized Investment Gains (Losses)                                                    (5,017)       (4,506)
                                                                                                      --------      --------
     Total income before income tax                                                                   $56,039       $62,285
                                                                                                      ========      ========

(1)  Income before income tax excluding  realized  investment  gains and losses and related  amortization of deferred policy acquisition costs.

        The Life Marketing segment’s pretax operating income was $30.6 million in the first three months of 2003 compared to $21.5 million in the same period of 2002. The increase is primarily attributable to growth in business-in-force due to strong sales in prior periods and lower expense variances. First quarter 2003 earnings include $1.8 million related to an increase in the Company’s estimate of amounts to be recovered related to the previously disclosed overpayment of certain reinsurance premiums. Mortality experience during the quarter was approximately $1.4 million worse than pricing and $1.8 million less favorable than in the prior year quarter.

        The Annuities segment’s pretax operating income of $3.7 million for the first quarter of 2003 declined from $5.0 million in the first quarter of 2002 primarily because of spread compression and lower sales volume in the fixed annuity lines during the first quarter of 2003 as compared to the first quarter of 2002 and an increase of $0.6 million to the liability for guaranteed minimum death benefits.

        The Company offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. The Company’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. The Company then accrues to that amount over four quarters. At March 31, 2003, the total GMDB reserve was $6.2 million. At March 31, 2003, the total guaranteed amount payable under the GMDB feature based on variable annuity account balances at March 31, 2003, was $564.0 million.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Company’s insurance subsidiaries reported GMDB related policy liabilities and accruals of $28.8 million at March 31, 2003.

        The Annuities segment’s future results may continue to be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs.

        In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies. Policies acquired through the segment are usually administered as “closed” blocks; i.e., no new policies are being marketed. Therefore, earnings from the Acquisitions segment are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made.

        Pretax operating income from the Acquisitions segment was $22.8 million in the first three months of 2003, a decrease of $0.7 million from the first three months of 2002. This decrease was primarily attributable to a correction in our investment income allocation process, which had the effect of transferring $2.1 million of investment income in the quarter from this segment to the Corporate and Other segment, and to $1.4 million of higher expenses incurred during the quarter. These declines were partially offset by $2.8 million of earnings related to the coinsurance of a block of policies from Conseco.

        The Stable Value Contracts segment had pretax operating income of $9.1 million in the first three months of 2003 as compared to $9.2 million in the corresponding period of 2002. The decrease is primarily due to a narrowing of average spreads from 98 basis points in the first quarter of 2002, to 93 basis points in the first quarter of 2003.

        The Asset Protection segment had pretax operating income of $0.9 million in the first three months of 2003 as compared to $8.1 million for the same period in 2002. The segment’s core operating lines had pretax operating income of $3.4 million in the first quarter of 2003 as compared to $6.9 million in the first quarter of 2002. Non-core and ancillary lines had losses of $0.8 million and $1.5 million in the first quarters of 2003 and 2002, respectively. Included in the segment’s pretax income for 2002 was $2.7 million of income related to the sale of the inactive charter of a small subsidiary. In addition, the Company recorded a charge of $1.7 million related to certain uncollectible balances from a third party contract administrator in the first quarter of 2003.

        The Company continues to closely monitor the effects that declines in used vehicle values might have on residual value reserves in the Asset Protection segment. The Company expects that if recent declines in used vehicle values persist, additional increases to these reserves may be required.

        The Company continues to actively market two inactive charters held in the Asset Protection segment. The Company has entered into a definitive agreement for the sale of one of the charters and, subject to regulatory approval and other customary closing conditions, expects to receive proceeds from the sale of approximately $6.8 million in either the second or third quarter of 2003.

        The Corporate and Other segment consists primarily of net investment income on capital, interest expense on all debt, and various other items not associated with the other segments. The segment had pretax operating income of $1.3 million in the first three months of 2003 as compared to a pretax operating loss of $1.0 million in the first three months of 2002. The increase in earnings as compared to the same period last year is primarily due to an increase in participating mortgage loan income of $4.6 million, which was partially offset by a decline in earnings of $0.9 million in the cancer line in the first quarter of 2003 as compared to the first quarter of 2002 and a $1.3 million increase in interest expense on corporate debt. Results for the quarter also contained a $1.5 million non-recurring charge for benefits paid upon the retirement of the Company’s former Chairman and $2.1 million of additional investment income related to the previously discussed correction in the Company’s investment allocation process. Other items in the Corporate and Other segment resulted in a $0.7 million decrease in earnings.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                        -------------------
                                                         2003         2002
                                                         ----         ----

         Effective Income Tax Rates                      32.7%        33.2%

        The effective income tax rate for the full year of 2002 was approximately 33.1%. Management’s estimate of the effective income tax rate for the full year 2003 is approximately 33.6%. The 2003 first quarter estimated effective income tax rate was below the estimate for all of 2003 due to the reversal of an accrual of state income tax.

Net Income

        The following table sets forth net income and related per share information for the periods shown:

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                             ----------------------
                                                                                2003          2002
                                                                                ----          ----
             Net income (in thousands)                                        $37,705       $41,606
             Per share-basic                                                      .54           .60
             Per share-diluted                                                    .53           .59

        Compared to the same period in 2002, net income per share-diluted in the first three months of 2003 decreased 10.2%, reflecting higher realized investment losses and lower operating results in the Annuities, Acquisitions, Stable Value Contracts, and Asset Protection segments offset by improved operating earnings in the Life Marketing and Corporate and Other segments.

Known Trends and Uncertainties

        The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect our opertaions; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management’s assumptions and estimates; the use of reinsurance introduces variability in our statement of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; a deficiency in our systems could result in over-or-underpayments of amounts owed to or by the Company and/or errors in our critical assumptions or reported financial results; insurance companies are highly regulated; changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; and computer viruses could affect our data processing systems or those of our business partners. Please refer to Exhibit 99(a), incorporated by reference herein, about these factors that could affect future results.

Recently Issued Accounting Standards

        In April 2003, the Derivatives Implementation Group of the FASB cleared Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after September 15, 2003, and should be applied on a prospective basis. The Company is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

        In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The Company is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

Review by Independent Accountants

        With respect to the unaudited consolidated condensed financial information of Protective Life Corporation for the three-month periods ended March 31, 2003 and 2002. PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 9, 2003, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 2003, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $12,146.1 million, which is 4.8% above amortized cost of $11,585.5 million. The Company had $2,483.6 million in mortgage loans at March 31, 2003. While the Company’s mortgage loans do not have quoted market values, at March 31, 2003, the Company estimates the market value of its mortgage loans to be $2,731.6 million (using discounted cash flows from the next call date), which is 10.0% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations are not expected to adversely affect liquidity.

        At March 31, 2003, and December 31, 2002, the Company had gross unrealized losses of $114.9 million and $182.8 million, respectively. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $22.9 million and $34.3 million, at March 31, 2003, and December 31, 2002, respectively.

        For several years, the Company has offered a type of commercial loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2003, approximately $348.1 million of the Company’s mortgage loans have this participation feature.

        At March 31, 2003, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets. Bonds rated less than investment grade were 6.0% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        Policy loans at March 31, 2003, were $536.1 million, a decrease of $7.1 million from December 31, 2002. Policy loan rates are generally in the 4.5% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At March 31, 2003, the Company had outstanding mortgage loan commitments of $542.9 million.

Liabilities

        Many of the Company’s products contain surrender charges and other features that reward persistency and penalizes the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At March 31, 2003, the Company had policy liabilities and accruals of $9.3 billion. The Company’s interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 4.5%.

        At March 31, 2003, the Company had $4.1 billion of stable value contract account balances and $3.7 billion of annuity account balances.

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

Asset/Liability Management

        The Company’s asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is the Company’s policy to generally maintain asset and liability durations within one-half year of one another, although, from time to time, a broader interval may be allowed.

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1,047.0 million during 2002. Cash outflows related to stable value contracts are estimated to be approximately $1,091.5 million in 2003. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at March 31, 2003, to fund mortgage loans in the amount of $542.9 million. The Company’s subsidiaries held $962.7 million in cash and short-term investments at March 31, 2003. The Company had an additional $6.1 million in cash and short-term investments available for general corporate purposes.

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

Capital

        At March 31, 2003, the Company had borrowed $150.0 million under its $200.0 million revolving line of credit due October 1, 2005, at an interest rate of 1.81%.

        Protective Life Corporation’s cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal and management services rendered to the subsidiaries, and investment income. At December 31, 2002, approximately $543.6 million of consolidated share-owners’ equity, excluding net unrealized investment gains and losses, represented net assets of the Company’s insurance subsidiaries that cannot be transferred to the Company. In addition, the states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends to the Company.

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

        To give the Company flexibility in connection with future acquisitions and other growth opportunities or for other corporate purposes, the Company has registered debt securities, preferred and common stock, and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

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

Contractual Obligations

        The table below sets forth future maturities of debt, guaranteed preferred beneficial interests in the Company’s subordinated debentures (guaranteed preferred beneficial interests), stable value contracts, notes payable, operating lease obligation, and mortgage loan commitments.

                 (in thousands)                                2003           2004-2005        2006-2007       After 2007
                 --------------                                ----           ---------        ---------       ----------

     Debt                                                                    $  225,000                          $198,846
     Guaranteed preferred beneficial interests                                                                    215,000
     Stable value contracts                                   $686,527        1,695,194        $1,648,069          76,895
     Notes payable                                                                2,257
     Operating lease obligation                                  1,166            3,110            68,740
     Mortgage loan commitments                                 542,875

Other Developments

        Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not currently believe that any such assessments will be materially different from amounts already reflected in the financial statements.

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives’ relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business is involved in such litigation and in arbitration. The Company is currently in arbitration with one reinsurer with respect to reinsurance premium amounts overpaid, and the reinsurer has indicated the intent to raise defenses and possible counterclaims. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

        Under the Internal Revenue Code of 1986, as amended (the “Code”), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products or to increase the tax-deferred status of competing products, all life insurance companies, including the Company and its subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict the ability of some companies to purchase certain corporate or bank-owned life insurance products. Additionally, changes in tax law based on recent proposals to reduce or eliminate federal income tax on corporate dividends and to establish new tax advantaged retirement and life savings plans could, if enacted, reduce the tax advantage of investing in certain life insurance or annuity products.

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

        The Company’s ability to grow depends in large part upon the continued availability of capital. The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as the Company has incurred realized and unrealized losses on its invested assets, and to increase its GMDB related policy liabilities and accruals in accordance with statutory accounting practices. In recent years, most financial services companies, including the Company, experienced a decrease in the market price of their common stock. A lower stock price may limit the Company’s ability to raise capital to fund growth opportunities and acquisitions. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable or foreseeable, nor within the Company’s control. A lack of sufficient capital could impair the Company’s ability to grow.

        The Company had previously disclosed that in connection with a review of a Registration Statement filed by the Company’s subsidiary, Protective Life Insurance Company, the staff of the SEC had commented on several matters, including a request for information concerning certain below investment grade securities having unrealized losses and the Company’s determination that these securities did not have other than temporary impairments. In response to comments from the SEC we have expanded our disclosures related to unrealized losses on investments. The staff of the SEC has advised us that it has completed its review of Protective Life Insurance Company’s periodic reports and has no further comments on these filings.

        The Company previously discontinued the issuance of certificates under a group association health insurance policy. A small number of certificates remain in force under that group policy. (This line of business is accounted for as discontinued operations.) A recently passed law in the State of Florida provides additional rights to persons insured under group association policies to receive coverage under individual conversion policies. The Company is currently reviewing the adequacy of its reserves in light of this new law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II

Item 6.        Exhibits and Reports on Form 8-K

        (a) Exhibit 10+ -  Protective Life Corporation Long-Term Incentive Plan (As Amended and Restated as of May 5, 2003)

        (b) Exhibit 15 - Letter re unaudited interim financial information

        (c) Exhibit 99(a) - Safe Harbor for Forward-Looking Statements
             Exhibit 99(b) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
             Exhibit 99(c) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

        (d) A Form 8K, Item 5, filed March 27, 2003.

_________________________________________
+ Management contract or compensatory plan or arrangement

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date:	May 15, 2003	/s/ Jerry W. Defoor
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Allen W. Ritchie
Title: Executive Vice President and Chief Financial Officer