Form 10-Q
period 2003-06-30
PROTECTIVE LIFE CORP
filed 2003-08-14
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares of Common Stock, $.50 par value, outstanding as of August 8, 2003: 68,912,705 shares.

PROTECTIVE LIFE CORPORATION

INDEX

                                                                                               Page Number
                                                                                               -----------

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Auditors.....................................................................
       Consolidated Condensed Statements of Income for the Three and
           Six Months ended June 30, 2003 and 2002 (unaudited)............................................
       Consolidated Condensed Balance Sheets as of June 30, 2003
           (unaudited) and December 31, 2002..............................................................
       Consolidated Condensed Statements of Cash Flows for the
           Six Months ended June 30, 2003 and 2002 (unaudited)............................................
       Notes to Consolidated Condensed Financial Statements (unaudited)...................................

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................................

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................

   Item 4.  Controls and Procedures.......................................................................

Part II.  Other Information:

   Item 4.  Submission of Matters to a Vote of Security Holders...........................................
   Item 6.  Exhibits and Reports on Form 8-K..............................................................

Signature.................................................................................................

REPORT OF INDEPENDENT AUDITORS

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of June 30, 2003, and the related consolidated condensed statements of income for each of the three-month and six-month periods ended June 30, 2003 and 2002, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
August 6, 2003

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30                          JUNE 30
                                                                     2003          2002               2003           2002
---------------------------------------------------------------------------------------------------------------------------
REVENUES
    Premiums and policy fees                                     $  397,652     $ 376,970        $   784,746      $ 754,414
    Reinsurance ceded                                              (205,268)     (200,312)          (394,685)      (376,995)
---------------------------------------------------------------------------------------------------------------------------
      Premiums and policy fees, net of reinsurance ceded            192,384       176,658            390,061        377,419
    Net investment income                                           265,217       251,690            525,777        496,695
    Realized investment gains (losses):
      Derivative financial instruments                                  203        13,897             (8,996)         9,581
      All other investments                                          27,770           (79)            25,277            634
    Other income                                                     39,981        29,033             65,290         54,837
---------------------------------------------------------------------------------------------------------------------------
                                                                    525,555       471,199            997,409        939,166
---------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2003 - $217,445; 2002 - $180,959
      six months: 2003 - $435,216; 2002 - $330,144)                 302,697       284,021            597,538        567,532
    Amortization of deferred policy acquisition costs                69,968        47,228            127,914        102,146
    Other operating expenses (net of reinsurance ceded:
      three months: 2003 - $35,444; 2002 - $42,655
      six months: 2003 - $64,477; 2002 - $76,229)                    63,598        58,468            126,626        125,721
---------------------------------------------------------------------------------------------------------------------------
                                                                    436,263       389,717            852,078        795,399
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX                                             89,292        81,482            145,331        143,767

Income tax expense                                                   29,916        27,052             48,250         47,731
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $  59,376      $ 54,430         $   97,081       $ 96,036
---------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE - BASIC                                      $     .85      $    .77         $     1.39       $ 1.37
---------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE - DILUTED                                    $     .85      $    .77         $     1.38       $ 1.36
---------------------------------------------------------------------------------------------------------------------------
DIVIDENDS PAID PER SHARE                                          $     .16      $    .15         $      .31       $  .29
---------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                               70,004,109    69,893,332        69,980,439      69,893,392
Average shares outstanding - diluted                             70,561,795    70,486,576        70,522,838      70,435,362

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

                                                                                               JUNE 30          DECEMBER 31
                                                                                                2003               2002
                                                                                             (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
ASSETS
  Investments:
   Fixed maturities, at market (amortized cost: 2003 - $11,677,987; 2002 - $11,221,365)      $ 12,504,655       $11,664,065
   Equity securities, at market (amortized cost: 2003 - $55,074; 2002 - $66,820)                   56,248            64,523
   Mortgage loans on real estate                                                                2,543,013         2,518,152
   Investment in real estate, net                                                                  16,930            20,711
   Policy loans                                                                                   532,981           543,161
   Other long-term investments                                                                    258,897           222,490
   Short-term investments                                                                         804,923           448,399
---------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                        16,717,647        15,481,501
  Cash                                                                                             91,093           101,953
  Accrued investment income                                                                       185,300           181,966
  Accounts and premiums receivable, net                                                            63,464            61,425
  Reinsurance receivables                                                                       2,337,712         2,364,946
  Deferred policy acquisition costs                                                             1,727,076         1,707,253
  Goodwill                                                                                         47,312            47,312
  Property and equipment, net                                                                      46,392            41,324
  Other assets                                                                                    278,554           309,791
  Assets related to separate accounts
   Variable annuity                                                                             1,718,478         1,513,824
   Variable universal life                                                                        137,027           114,364
   Other                                                                                            4,400             4,330
---------------------------------------------------------------------------------------------------------------------------
                                                                                              $23,354,455       $21,929,989
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Policy liabilities and accruals                                                            $  9,476,324      $  9,121,016
  Stable value contract account balances                                                        4,214,470         4,018,552
  Annuity account balances                                                                      3,636,423         3,697,495
  Other policyholders' funds                                                                      164,840           174,140
  Other liabilities                                                                               970,191           698,677
  Accrued income taxes                                                                            (19,843)            3,186
  Deferred income taxes                                                                           374,306           242,593
  Debt                                                                                            436,394           406,110
  Guaranteed Preferred Beneficial Interests
   7.5% Trust Originated Preferred Securities                                                     100,000           100,000
   7.25% Trust Originated Preferred Securities                                                    115,000           115,000
  Liabilities related to separate accounts
   Variable annuity                                                                             1,718,478         1,513,824
   Variable universal life                                                                        137,027           114,364
   Other                                                                                            4,400             4,330
---------------------------------------------------------------------------------------------------------------------------
                                                                                               21,328,010        20,209,287
---------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value,
   Shares authorized: 3,600,000; Issued: None
  Junior Participating Cumulative Preferred Stock, $1.00 par value
   Shares authorized: 400,000; Issued: None
  Common Stock, $.50 par value, Shares authorized: 160,000,000
   Shares issued: 2003 and 2002 - 73,251,960                                                       36,626            36,626
  Additional paid-in capital                                                                      412,282           408,397
  Treasury stock, at cost (2003 - 4,344,666 shares; 2002 - 4,576,066 shares)                      (15,578)          (16,402)
  Stock held in trust (2003 - 110,922 shares; 2002 - 79,632 shares)                                (3,149)           (2,417)
  Unallocated stock in Employee Stock Ownership Plan
   (2003 - 724,068 shares; 2002 - 838,401 shares)                                                  (2,367)           (2,777)
  Retained earnings                                                                             1,137,096         1,061,361
  Accumulated other comprehensive income:
   Net unrealized gains on investments (net of income
     tax: 2003 - $247,887; 2002 - $128,145)                                                       460,362           237,983
   Accumulated gain (loss) - hedging (net of income tax: 2003 - $632; 2002 - $(1,114))              1,173            (2,069)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                2,026,445         1,720,702
---------------------------------------------------------------------------------------------------------------------------
                                                                                              $23,354,455       $21,929,989
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30
                                                                                               2003               2002
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                            $     97,081        $     96,036
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                       (16,281)            (10,215)
     Amortization of deferred policy acquisition costs                                        127,914              88,337
     Capitalization of deferred policy acquisition costs                                     (194,573)           (189,977)
     Depreciation expense                                                                       5,953               5,769
     Deferred income tax                                                                        7,956              37,169
     Accrued income tax                                                                       (23,029)            (67,387)
     Interest credited to universal life and investment products                              275,733             560,416
     Policy fees assessed on universal life and investment products                          (151,732)           (122,447)
     Change in accrued investment income and other receivables                                 21,862             (60,080)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                113,441              56,997
     Change in other liabilities                                                             (132,208)             19,267
     Other (net)                                                                               35,619               6,080
---------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                  167,736             419,965
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                         6,995,507           4,479,352
     Other                                                                                    230,633             148,678
   Sale of investments
     Investments available for sale                                                        10,048,844           4,392,898
     Other                                                                                      4,133               4,218
   Cost of investments acquired
     Investments available for sale                                                       (17,468,584)         (9,764,550)
     Other                                                                                   (246,781)           (216,729)
   Acquisitions and bulk reinsurance assumptions                                                    0             130,515
   Sale of charter                                                                             16,869                   0
   Purchase of property and equipment                                                         (10,834)             (3,564)
   Sale of property and equipment                                                                   0                  48
---------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                     (430,213)           (829,134)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt                        591,500           2,015,272
   Principal payments on line of credit arrangements and debt                                (561,215)         (2,121,795)
   Dividends to share owners                                                                  (21,346)            (19,908)
   Sale (Purchase) of common stock held in trust                                                 (732)               (828)
   Investment product deposits and changes in universal life deposits                         875,749           1,040,707
   Investment product withdrawals                                                            (632,339)           (587,062)
---------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                  251,617             326,386
---------------------------------------------------------------------------------------------------------------------------
(DECREASE)/INCREASE IN CASH                                                                   (10,860)            (82,783)
CASH AT BEGINNING OF PERIOD                                                                   101,953             126,558
---------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                    $     91,093        $     43,775
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands, except per share amounts)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

NOTE B – COMMITMENTS AND CONTINGENT LIABILITIES

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

        A number of civil jury verdicts have been returned against insurers, broker-dealers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company. The Company had previously disclosed that it was in arbitration with one reinsurer with respect to the overpayment of reinsurance premiums. However, the Company has reached agreement with respect to the terms of a settlement and expects this arbitration to be dismissed in due course.

NOTE C – OPERATING SEGMENTS

        The Company operates several business segments. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows:

Life Marketing. The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers and in the “bank owned life insurance” market.

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

                                                                  Operating Segment Income for the
                                                                   Six Months Ended June 30, 2003
---------------------------------------------------------------------------------------------------------------------------
                                                    Life                                                      Stable Value
                                                  Marketing          Acquisitions             Annuities         Contracts
---------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                           $388,360              $144,389             $  12,270
Reinsurance ceded                                  (265,939)              (37,157)
---------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                         122,421               107,232                12,270
Net investment income                               114,053               124,816               116,222          $117,622
Realized investment gains (losses)                                                               11,233            (2,442)
Other income                                         30,953                 2,447                 4,016
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                               267,427               234,495               143,741           115,180
---------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                    132,430               145,570               104,325            94,722
Amortization of deferred policy
   acquisition costs                                 47,269                18,555                18,353             1,118
Other operating expenses                             10,977                23,317                13,222             2,546
---------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                  190,676               187,442               135,900            98,386
---------------------------------------------------------------------------------------------------------------------------
Income before income tax                             76,751                47,053                 7,841            16,794
Less: realized investment gains (losses)                                                         11,233            (2,442)
Add back: related amortization of deferred
   policy acquistion costs                                                                       10,098
---------------------------------------------------------------------------------------------------------------------------
Operating income                                     76,751                47,053                 6,706            19,236
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                       Corporate
                                                    Asset                 and                                      Total
                                                 Protection              Other               Adjustments       Consolidated
---------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                           $219,184              $20,543                                  $784,746
Reinsurance ceded                                   (88,411)              (3,178)                                 (394,685)
---------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                         130,773               17,365                                   390,061
Net investment income                                19,563               33,501                                   525,777
Realized investment gains (losses)                                                              $ 7,490             16,281
Other income                                         25,138                2,736                                    65,290
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                               175,474               53,602                  7,490            997,409
---------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                    104,693               15,798                                   597,538
Amortization of deferred policy
   acquisition costs                                 41,970                  649                                   127,914
Other operating expenses                             44,866               31,698                                   126,626
---------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                  191,529               48,145                                   852,078
---------------------------------------------------------------------------------------------------------------------------
Income before income tax                            (16,055)               5,457                                   145,331
Less: realized investment gains (losses)
Add back: related amortization of deferred
   policy acquistion costs
---------------------------------------------------------------------------------------------------------------------------
Operating income                                    (16,055)               5,457
Income tax expense                                                                               48,250             48,250
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                       $  97,081
---------------------------------------------------------------------------------------------------------------------------

                                                                  Operating Segment Income for the
                                                                  Three Months Ended June 30, 2003
---------------------------------------------------------------------------------------------------------------------------
                                                    Life                                                      Stable Value
                                                  Marketing          Acquisitions             Annuities         Contracts
---------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                           $201,813             $ 71,326                $ 6,387
Reinsurance ceded                                  (141,901)             (18,531)
---------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                          59,912               52,795                  6,387
Net investment income                                57,515               62,520                 57,780           $59,090
Realized investment gains (losses)                                                               11,206             4,260
Other income                                         16,981                1,542                  2,075
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                               134,408              116,857                 77,448            63,350
---------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                     59,640               72,951                 51,339            46,957
Amortization of deferred policy
   acquisition costs                                 24,198                8,474                 13,967               519
Other operating expenses                              4,454               11,151                  7,312             1,516
---------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                   88,292               92,576                 72,618            48,992
---------------------------------------------------------------------------------------------------------------------------
Income before income tax                             46,116               24,281                  4,830            14,358
Less: realized investment gains (losses)                                                         11,206             4,260
Add back: related amortization of deferred
   policy acquistion costs                                                                        9,367
---------------------------------------------------------------------------------------------------------------------------
Operating income                                     46,116               24,281                  2,991            10,098
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                       Corporate
                                                    Asset                 and                                      Total
                                                 Protection              Other               Adjustments       Consolidated
---------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                           $108,775              $ 9,351                                  $397,652
Reinsurance ceded                                   (44,135)                (701)                                 (205,268)
---------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                          64,640                8,650                                   192,384
Net investment income                                 9,729               18,583                                   265,217
Realized investment gains (losses)                                                              $12,507             27,973
Other income                                         18,167                1,216                                    39,981
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                                92,536               28,449                 12,507            525,555
---------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                     64,295                7,515                                   302,697
Amortization of deferred policy
   acquisition costs                                 22,491                  319                                    69,968
Other operating expenses                             22,663               16,502                                    63,598
---------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                  109,449               24,336                                   436,263
---------------------------------------------------------------------------------------------------------------------------
Income before income tax                            (16,913)               4,113                                    89,292
Less: realized investment gains (losses)
Add back: related amortization of deferred
   policy acquistion costs
---------------------------------------------------------------------------------------------------------------------------
Operating income                                    (16,913)               4,113
---------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                                               29,916             29,916
Net income                                                                                                        $ 59,376
---------------------------------------------------------------------------------------------------------------------------

                                                                  Operating Segment Income for the
                                                                   Six Months Ended June 30, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                    Life                                                      Stable Value
                                                  Marketing          Acquisitions             Annuities         Contracts
---------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                           $309,293              $144,259             $  13,449
Reinsurance ceded                                  (223,143)              (35,892)
---------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                          86,150               108,367                13,449
Net investment income                               101,773               117,511               105,465          $121,533
Realized investment gains (losses)                                                                3,238               256
Other income                                         29,250                 1,073                 4,894
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                               217,173               226,951               127,046           121,789
---------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                    123,891               144,264                87,448            98,911
Amortization of deferred policy
   acquisition costs                                 28,297                16,706                13,677             1,160
Other operating expenses                             16,618                22,443                14,025             1,947
---------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                  168,806               183,413               115,150           102,018
---------------------------------------------------------------------------------------------------------------------------
Income before income tax                             48,367                43,538                11,896            19,771
Less: realized investment gains (losses)                                                          3,238               256
Add back: related amortization of deferred
   policy acquistion costs                                                                        1,319
---------------------------------------------------------------------------------------------------------------------------
Operating income                                     48,367                43,538                 9,977            19,515
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                       Corporate
                                                    Asset                 and                                      Total
                                                 Protection              Other               Adjustments       Consolidated
---------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                           $258,798              $28,615                                  $754,414
Reinsurance ceded                                  (107,577)             (10,383)                                 (376,995)
---------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                         151,221               18,232                                   377,419
Net investment income                                22,327               28,086                                   496,695
Realized investment gains (losses)                                                             $  6,721             10,215
Other income                                         18,782                  838                                    54,837
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                               192,330               47,156                  6,721            939,166
---------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                     95,924               17,094                                   567,532
Amortization of deferred policy
   acquisition costs                                 41,496                  810                                   102,146
Other operating expenses                             44,181               26,507                                   125,721
---------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                  181,601               44,411                                   795,399
---------------------------------------------------------------------------------------------------------------------------
Income before income tax                             10,729                2,745                                   143,767
Less: realized investment gains (losses)
Add back: related amortization of deferred
   policy acquistion costs
---------------------------------------------------------------------------------------------------------------------------
Operating income                                     10,729                2,745
Income tax expense                                                                               47,731             47,731
Net income                                                                                                        $ 96,036
---------------------------------------------------------------------------------------------------------------------------

                                                                  Operating Segment Income for the
                                                                  Three Months Ended June 30, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                    Life                                                      Stable Value
                                                  Marketing          Acquisitions             Annuities         Contracts
---------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                           $159,871              $ 66,432             $   6,840
Reinsurance ceded                                  (123,128)              (17,889)
---------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                          36,743                48,543                 6,840
Net investment income                                51,379                58,801                53,512           $62,026
Realized investment gains (losses)                                                                2,856              (265)
Other income                                         14,807                   524                 2,432
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                               102,929               107,868                65,640            61,761
---------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                     60,760                68,557                45,061            50,082
Amortization of deferred policy
   acquisition costs                                 12,106                 7,797                 6,683               595
Other operating expenses                              3,208                11,411                 7,024             1,062
---------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                   76,074                87,765                58,768            51,739
---------------------------------------------------------------------------------------------------------------------------
Income before income tax                             26,855                20,103                 6,872            10,022
Less: realized investment gains (losses)                                                          2,856              (265)
Add back: related amortization of deferred
   policy acquistion costs                                                                          952
---------------------------------------------------------------------------------------------------------------------------
Operating income                                     26,855                20,103                 4,968            10,287
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                       Corporate
                                                    Asset                 and                                      Total
                                                 Protection              Other               Adjustments       Consolidated
---------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                           $128,066              $15,761                                  $376,970
Reinsurance ceded                                   (52,529)              (6,766)                                 (200,312)
---------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                          75,537                8,995                                   176,658
Net investment income                                11,013               14,959                                   251,690
Realized investment gains (losses)                                                              $11,227             13,818
Other income                                         10,466                  804                                    29,033
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                                97,016               24,758                 11,227            471,199
---------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                     50,472                9,089                                   284,021
Amortization of deferred policy
   acquisition costs                                 19,678                  369                                    47,228
Other operating expenses                             24,243               11,520                                    58,468
---------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                   94,393               20,978                                   389,717
---------------------------------------------------------------------------------------------------------------------------
Income before income tax                              2,623                3,780                                    81,482
Less: realized investment gains (losses)
Add back: related amortization of deferred
   policy acquistion costs
---------------------------------------------------------------------------------------------------------------------------
Operating income                                      2,623                3,780
Income tax expense                                                                               27,052             27,052
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                        $ 54,430
---------------------------------------------------------------------------------------------------------------------------

                                                                     Operating Segment Assets
                                                                            June 30, 2003
---------------------------------------------------------------------------------------------------------------------------
                                                    Life                                                      Stable Value
                                                  Marketing          Acquisitions             Annuities         Contracts
---------------------------------------------------------------------------------------------------------------------------
Investments and other assets                      $4,641,518            $4,510,613            $4,867,572         $4,071,786
Deferred policy acquisition costs                  1,059,372               390,857                72,450              4,621
Goodwill                                              10,354
---------------------------------------------------------------------------------------------------------------------------
Total assets                                      $5,711,244            $4,901,470            $4,940,022         $4,076,407
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                        Corporate
                                                    Asset                  and                                     Total
                                                 Protection               Other            Adjustments         Consolidated
---------------------------------------------------------------------------------------------------------------------------
Investments and other assets                      $1,165,280            $2,205,307           $117,991           $21,580,067
Deferred policy acquisition costs                    192,504                 7,272                                1,727,076
Goodwill                                              36,875                    83                                   47,312
---------------------------------------------------------------------------------------------------------------------------
Total assets                                      $1,394,659            $2,212,662           $117,991           $23,354,455
---------------------------------------------------------------------------------------------------------------------------

                                                                     Operating Segment Assets
                                                                          December 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                    Life                                                      Stable Value
                                                  Marketing          Acquisitions             Annuities         Contracts
---------------------------------------------------------------------------------------------------------------------------
Investments and other assets                      $4,195,265            $4,565,298            $4,823,710         $3,930,669
Deferred policy acquisition costs                    973,631               435,177                93,140              4,908
Goodwill                                              10,354
---------------------------------------------------------------------------------------------------------------------------
Total assets                                      $5,179,250            $5,000,475            $4,916,850         $3,935,577
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                        Corporate
                                                    Asset                  and                                     Total
                                                 Protection               Other            Adjustments         Consolidated
---------------------------------------------------------------------------------------------------------------------------
Investments and other assets                      $1,078,790            $1,455,284           $126,408           $20,175,424
Deferred policy acquisition costs                    192,695                 7,702                                1,707,253
Goodwill                                              36,875                    83                                   47,312
---------------------------------------------------------------------------------------------------------------------------
Total assets                                      $1,308,360            $1,463,069           $126,408           $21,929,989
---------------------------------------------------------------------------------------------------------------------------

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at June 30, 2003, and for the six months then ended, the Company’s insurance subsidiaries had combined share-owners’ equity of $883.1 million and net income of $24.2 million.

NOTE E – REINSURANCE RECEIVABLE

        In 2002, the Company discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. At December 31, 2002, the Company had recorded cash and receivables totaling $69.7 million, which reflects the amounts received and the Company’s then current estimate of amounts to be recovered in the future, based upon the information then available. The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs took into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected.

        As of the date of this report, the Company has received payment from, or reached definitive agreement with, substantially all of the affected reinsurance companies. As a result, the Company has increased related receivables by $18.4 million during the first six months of 2003, with $15.6 million of the increase occurring in the second quarter of 2003. The corresponding increase in premium and policy fees resulted in $6.1 million of additional amortization of deferred policy acquisition costs in the first six months of 2003 ($5.1 million of the increase was in the second quarter of 2003). As a result, the Company’s pretax income for the first six months of 2003 increased by $12.3 million, and by $10.5 million in the second quarter of 2003.

NOTE F – NET INCOME PER SHARE

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

        Net income and a reconciliation of basic and diluted average shares outstanding for the six month periods ended June 30, 2003 and 2002 is summarized as follows:

                                         RECONCILIATION OF NET INCOME AND
                                            AVERAGE SHARES OUTSTANDING
---------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended               Six Months Ended
                                                                       June 30                          June 30
                                                                 2003            2002              2003           2002
---------------------------------------------------------------------------------------------------------------------------
Net income                                                       $59,376          $54,430          $97,081         $96,036
---------------------------------------------------------------------------------------------------------------------------
Average shares issued and outstanding                         68,897,659       68,656,651       68,846,597      68,647,437
Stock held in trust                                             (110,922)         (60,574)        (103,632)        (58,193)
Issuable under various deferred compensation plans             1,217,372        1,297,255        1,237,474       1,304,148
---------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                            70,004,109       69,893,332       69,980,439      69,893,392
Stock held in trust                                              110,922           60,574          103,632          58,193
Stock appreciation rights                                        222,048          285,287          202,918         256,663
Issuable under various other stock-based compensation plans      224,716          247,383          235,849         227,114
---------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted                          70,561,795       70,486,576       70,522,838      70,435,362
---------------------------------------------------------------------------------------------------------------------------

NOTE G – RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2003, the Derivatives Implementation Group of the Financial Accounting Standards Board (FASB) cleared Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after September 15, 2003, and should be applied on a prospective basis. The Company is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The Company is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the Company’s financial position or results of operations.

NOTE H – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Fair-Value Hedges

        As of June 30, 2003, and during the six months then ended, the Company had no hedging relationships designated as a fair-value hedge.

Cash-Flow Hedges

        The Company has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, the Company pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, the Company designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. In the second quarter of 2003, the income recognized by the Company related to the ineffective portion of the hedging instruments was immaterial. For the six months ended June 30, 2003, the Company recognized income of $0.3 million related to the ineffective portion of the hedging instrument. There were no components of the hedging instrument excluded from the assessment of hedge ineffectiveness. During the three and six month periods ended June 30, 2003, a pretax loss of $18.7 million and $30.3 million, respectively, representing the change in fair value of the hedged contracts during the period, and a gain of like amount representing the application of hedge accounting to this transaction, were recorded in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income. Additionally, at June 30, 2003, the Company reported an increase in accumulated other comprehensive income of $1.2 million (net of income tax of $0.6 million) related to its derivatives designated as cash flow hedges. During the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income and into earnings as a reduction to interest expense, approximately $0.7 million.

Other Derivatives

        The Company uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments as well as certain debt and preferred security obligations of the Company. For the three and six months ended June 30, 2003, the Company recognized total pretax losses of $7.5 million and $17.3 million, respectively, representing the change in fair value of these derivative instruments as well as the realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, the Company recognized a $24.5 million pretax gain for the first six months of fiscal 2003 and a $17.9 million pretax gain for the current quarter while recognizing a $24.5 million foreign exchange pretax loss on the related foreign-currency-denominated stable value contracts for the six month period and a $16.9 million pretax loss for the current quarter. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

        The Company has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the six months ended June 30, 2003, the Company recognized a $1.0 million pretax gain for the change in the asset swaps’ fair value and recognized a $0.6 million pretax loss to separately record the embedded equity options at fair value. For the three months ended June 30, 2003, the Company recognized a $0.9 million pretax gain for the change in the asset swaps’ fair value and recognized a $0.2 million pretax loss to separately record the embedded equity options at fair value.

        The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party. The Company recognized pretax gains of $6.0 million and $7.6 million for the three and six months ended June 30, 2003, respectively, for the change in the total return swap’s fair value.

NOTE I – COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods presented below:

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   JUNE 30                              JUNE 30
                                                            2003             2002                 2003           2002
---------------------------------------------------------------------------------------------------------------------------
Net income                                                $  59,376       $  54,430            $  97,081       $  96,036
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2003 - $97,696; 2002 - $70,887
   six months: 2003 - $128,589; 2002 - $28,207)             181,435         131,647              238,809          52,385
Change in accumulated gain-hedging
   (net of income tax: three months: 2003 - $666
   six months: 2003 - $1,746)                                 1,237                                3,242
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2003 - $(9,720); 2002 - $28
   six months: 2003 - $(8,847); 2002 - $(222))              (18,051)             51              (16,430)           (412)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                       $223,997        $186,128             $322,702        $148,009
---------------------------------------------------------------------------------------------------------------------------

NOTE J – RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE K — ACQUISITIONS

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

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30, 2002                JUNE 30, 2002
                                                                                        (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
              Total revenues                                             $487,331                      $971,438
              Net income                                                   56,386                        99,785
              Net income per share-basic                                    0.81                           1.43
              Net income per share-diluted                                  0.80                           1.42
---------------------------------------------------------------------------------------------------------------------------

NOTE L – SENIOR NOTES

        In May 2003, the Company issued $250 million of 4.3% Senior Notes which are due June 1, 2013. The proceeds from the issuance were used to pay off $150 million of bank borrowings on the Company’s revolving line of credit, and to redeem $50 million of 8.0% Senior Notes due in 2010 and $40 million of 8.1% Senior Notes due in 2015. The Company recorded a $1.6 million charge related to the early extinguishment of debt. The charge was comprised primarily of the write-off of deferred debt issue costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

        For a more complete understanding of the Company’s business and its current period results, please read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Company’s latest annual report on Form 10-K and other filings with the SEC.

        The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Contracts, and Asset Protection. The Company also has an additional business segment referred to as Corporate and Other.

        This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” and other words, phrases, or expressions with similar meanings. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to Exhibit 99, incorporated by reference herein, for more information about factors which could affect future results.

        The following discussion and analysis primarily relates to the six months ended June 30, 2003, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended June 30, 2003, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company’s operating results, information related to the quarters ended June 30, 2003, and June 30, 2002, has been provided.

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

RESULTS OF CONTINUING OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance ceded (“premiums and policy fees”):

---------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                            JUNE 30
                                                                    2003          2002                2003           2002
                                                                                        (In thousands)
---------------------------------------------------------------------------------------------------------------------------
Premiums and Policy Fees                                           $192,384      $176,658            $390,061      $377,419
---------------------------------------------------------------------------------------------------------------------------

        Premiums and policy fees increased $12.6 million or 3.3% in the first six months of 2003 as compared to the first six months of 2002. Premiums and policy fees in the Life Marketing segment increased $36.3 million in the first six months of 2003 as compared to the same period in 2002. In the first six months of 2003, the Company recorded $18.4 million of additional premiums related to recoveries of overpaid reinsurance. (See Note E in the Notes to Consolidated Condensed Financial Statements.) The growth of the face value of in-force policies resulted in an increase of $17.9 million in net premiums and policy fees. Premiums and policy fees in the Acquisitions segment decreased $1.1 million in the first six months of 2003, as compared to the first six months of 2002. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In June 2002, the Company coinsured a block of insurance policies from Conseco Variable Insurance Company (“Conseco”) which resulted in an increase in premium and policy fees of $15.5 million in the first six months of 2003. This increase was offset by the declines in premiums and policy fees from older acquired blocks of business. The decrease in premiums and policy fees from the Annuities segment was $1.2 million in the first six months of 2003 as compared to the first six months of 2002. Premiums and policy fees related to the Asset Protection segment fell $20.4 million for the first six months of 2003 compared to the first six months of 2002. The planned termination of a service contract program at the end of 2002 represented $7.9 million of the decrease, while decreases in credit sales reduced 2003 premiums and policy fees by an additional $11.6 million. Credit sales have been affected by lower auto sales lending activity and lower placement rates. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $0.9 million in the first six months of 2003 as compared to the first six months of 2002. Premiums and policy fees on the various health insurance lines are expected to decline as these lines run off.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

---------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30                            JUNE 30
                                                                    2003          2002                2003           2002
                                                                                       (In thousands)
---------------------------------------------------------------------------------------------------------------------------
Net Investment Income                                              $265,217      $251,690            $525,777      $496,695
---------------------------------------------------------------------------------------------------------------------------

        Net investment income in the first six months of 2003 was $525.8 million, which was $29.1 million or 5.9% higher than the corresponding period of the preceding year. Participating mortgage income increased $5.8 million in the first six months of 2003 as compared to the first six months of 2002. The Conseco coinsurance transaction, which occurred in June 2002, resulted in a $16.8 million increase in investment income in the first six months of 2003 as compared to the first six months of 2002. The percentage earned on average cash and investments was 6.5% in the first six months of 2003, compared to 7.1% in the first six months of 2002. Investment returns have been negatively affected in 2003 by higher prepayments on mortgage-backed securities and mortgage loans and by lower interest rates.

Realized Investment Gains

        The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs.

        The following table sets forth realized investment gains (losses) for the periods shown:

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                     REALIZED INVESTMENT                               JUNE 30                            JUNE 30
                         GAINS/(LOSSES)                         2003            2002                 2003          2002
                                                                                     (In thousands)
---------------------------------------------------------------------------------------------------------------------------
                Derivative Financial Instruments              $     203        $13,897             $ (8,996)       $9,581
                All Other Investments                            27,770            (79)              25,277           634
---------------------------------------------------------------------------------------------------------------------------

        The sales of investments that have occurred generally have resulted from portfolio management decisions to maintain proper matching of assets and liabilities. Realized investment gains related to all other investments in the first six months of 2003 of $47.4 million were partially offset by realized investment losses of $22.1 million. Realized investment gains related to all other investments in the first six months of 2002 of $23.2 million were largely offset by realized investment losses of $22.6 million. During the first six months of 2003 and 2002, the Company recorded other-than-temporary impairments in its investments of $15.9 million and $17.6 million, respectively, that were included in realized investment losses related to all other investments.

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

        Realized investment gains and losses related to derivative financial instruments primarily represent changes in the fair values of certain derivative financial instruments. Realized investment losses related to derivative financial instruments were $9.0 million in the six months ended June 30, 2003, compared to gains of $9.6 million in the six months ended June 30, 2002. For the six months ended June 30, 2003 and 2002 the changes in fair value were primarily due to derivative instruments entered into as economic hedges to reduce the Company’s exposure to interest rate risk. (See also Note H to the Company’s Consolidated Condensed Financial Statements included herein.)

Other Income

        The following table sets forth other income for the periods shown:

---------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30                            JUNE 30
                                                                    2003          2002                2003           2002
                                                                                        (In thousands)
---------------------------------------------------------------------------------------------------------------------------
Other Income                                                        $39,981       $29,033             $65,290       $54,837
---------------------------------------------------------------------------------------------------------------------------

        Other income consists primarily of investment advisory fees from variable insurance products, and revenues from unaffiliated parties relating to the Company’s broker-dealer subsidiary, direct response businesses, service contract businesses, and the Company’s other non-insurance subsidiaries. Other income increased to $65.3 million in the first six months of 2003 from $54.8 million in the first six months of 2002. The sale of an inactive charter in the second quarter of 2003 resulted in a $6.9 million gain and represented an increase of $4.2 million over a charter sold during the first quarter in 2002. Revenues from the Company’s broker-dealer subsidiary decreased $1.8 million in the first six months of 2003 as compared to the same period in 2002. Revenues from the Company’s direct response businesses and service contract businesses increased $1.1 million and $2.0 million, respectively, in the first six months of 2003 as compared to the first six months of 2002. Other income from all other sources increased $5.0 million in the first six months of 2003 as compared to the first six months of 2002.

Income Before Income Tax and Operating Income

         Consistent with the Company's segment reporting in the Notes to the Consolidated Condensed Financial Statements, management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the Company’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, segment operating income (loss) excludes any net gains or losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of changes in accounting principles, and any other items, that, in each case, are neither normal nor recurring. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, the Company’s segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments. In the Life Marketing, Acquisitions, Asset Protection, and Corporate and Other segments, operating income equals segment income before income tax for all periods. In the Annuities and Stable Value Contracts segments, operating income excludes realized investment gains and losses and related amortization.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                            OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                  (In thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30                            JUNE 30
                                                                    2003          2002                 2003          2002
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)1
     Life marketing                                                 $46,116       $26,855           $  76,751     $  48,367
     Acquisitions                                                    24,281        20,103              47,053        43,538
     Annuities                                                        2,991         4,968               6,706         9,977
     Stable value contracts                                          10,098        10,287              19,236        19,515
     Asset protection                                               (16,913)        2,623             (16,055)       10,729
     Corporate and other                                              4,113         3,780               5,457         2,745
---------------------------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
     Annuities                                                      11,206          2,856              11,233         3,238
     Stable value contracts                                          4,260           (265)             (2,442)          256
     Unallocated realized investment gains (losses)                 12,507         11,227               7,490         6,721
Related amortization of deferred policy
     acquisition costs
     Annuities                                                      (9,367)          (952)            (10,098)       (1,319)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
     Life marketing                                                 46,116         26,855              76,751        48,367
     Acquisitions                                                   24,281         20,103              47,053        43,538
     Annuities                                                       4,830          6,872               7,841        11,896
     Stable value contracts                                         14,358         10,022              16,794        19,771
     Asset protection                                              (16,913)         2,623             (16,055)       10,729
     Corporate and other                                             4,113          3,780               5,457         2,745
     Unallocated realized investment gains (losses)                 12,507         11,227               7,490         6,721
---------------------------------------------------------------------------------------------------------------------------
     Total income before income tax                                $89,292        $81,482            $145,331      $143,767
---------------------------------------------------------------------------------------------------------------------------

1Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs.

        The Life Marketing segment’s pretax operating income was $76.8 million in the first six months of 2003 compared to $48.4 million in the same period of 2002. 2003 earnings include $12.3 million related to recoveries of overpaid reinsurance premiums (See Note E in the Notes to Consolidated Condensed Financial Statements). The remaining increase is primarily attributable to growth in business-in-force due to strong sales in prior periods. Mortality experience during the first six months of 2003 was approximately $1.5 million worse than pricing, $1.1 million less favorable than in the same period of 2002.

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

        The Acquisitions segment’s pretax operating income was $47.1 million in the first six months of 2003, an increase of $3.5 million from the first six months of 2002. The increase is attributable to $5.8 million in earnings related to the coinsurance of a block of policies from Conseco, and favorable mortality experience of $2.6 million in the first six months of 2003, approximately $2.3 million more favorable than in the first six months of 2002. The increase from the Conseco coinsurance transaction and favorable mortality experience was partially offset by expected declines in the operating results of older blocks of policies and a correction to the investment income allocation process, which had the effect of transferring $2.1 million of investment income in the first quarter of 2003 from this segment to the Corporate and Other segment.

        The Annuities segment’s pretax operating income was $6.7 million in the first six months of 2003, a decrease from the $10.0 million of operating income for the first six months of 2002. The decrease is primarily attributable to spread compression and lower sales of fixed annuities caused by lower interest rates in 2003, and an increase of $0.6 million to the liability for guaranteed minimum death benefits in the first quarter of 2003.

        The Company offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. The Company’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. The Company then accrues to that amount over four quarters. At June 30, 2003, the total GMDB reserve was $6.2 million. The total guaranteed amount payable under the GMDB feature based on variable annuity account balances at June 30, 2003, was $417.0 million, a decrease of $147.0 million from March 31, 2003.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Company’s insurance subsidiaries reported GMDB related policy liabilities and accruals of $19.6 million at June 30, 2003, a decrease of $9.2 million from March 31, 2003.

        Although positive performance in the equity markets in the second quarter of 2003 allowed the Company to decrease its GMDB related policy liabilities, the Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs.

        The Stable Value Contracts segment’s pretax operating income was $19.2 million in the first six months of 2003, a decrease of $0.3 million from the first six months of 2002. The decrease is primarily attributable to a narrowing of average spreads from 100 basis points in the first six months of 2002, to 97 basis points in the first six months of 2003.

        The Asset Protection segment had a $16.1 million pretax operating loss in the first six months of 2003, compared to $10.7 million pretax operating income in the first six months of 2002. Included in the segment’s loss was a charge of $25.4 million primarily due to reserve strengthening in the Company’s runoff residual value insurance business. The reserve strengthening was necessitated by a 9.0% decline in used vehicle price levels from that assumed in the reserve analysis performed at December 31, 2002. The 2003 operating results include a $6.9 million gain on the sale of an inactive charter held in the segment representing a $4.2 million increase from the sale of another charter in 2002. The segment has several lines of business that are not considered core to the operations of the Company and therefore the segment is exiting those lines. Core operations contributed $5.5 million to income in the first six months of 2003, compared to $12.5 million in the first six months of 2002. Core operations declined $8.0 million due to lower credit insurance pretax operating earnings. Non-core and ancillary lines had a loss of $28.4 million in the first six months of 2003 (including the reserve strengthening charge of $25.4 million), compared to a loss of $4.5 million in the first six months of 2002. The Company has begun a process to determine strategic alternatives for certain under-performing product lines in the Asset Protection segment.

        The Corporate and Other segment consists primarily of net investment income on capital, interest expense on all debt, and various other items not associated with the other segments. The segment’s pretax operating income was $5.5 million in the first six months of 2003, compared to $2.7 million in the first six months of 2002. The increase in income is primarily attributable to an increase in participating mortgage income of $5.8 million in the first six months of 2003 as compared to the same period in 2002. Earnings in the cancer line also increased $0.5 million in the first six months of 2003. These increases were partially offset by a $1.6 million charge for the early extinguishment of debt in the second quarter of 2003, and an increase in interest expense of $3.3 million in the first six months of 2003 as compared to the first six months of 2002. The increase in interest expense was primarily due to an increase in the Company’s average debt outstanding. The Company also had $90 million of senior debt outstanding for one month in 2003 after debt had been issued to replace it, but before it could be called. Other items in the segment resulted in a $1.4 million increase in earnings.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30                                 JUNE 30
                                                         2003           2002                     2003           2002
---------------------------------------------------------------------------------------------------------------------------
              Effective Income Tax Rates                 33.5%          33.2%                     33.2%          33.2%
---------------------------------------------------------------------------------------------------------------------------

        The effective income tax rate for the full year of 2002 was approximately 33.1%. Management’s estimate of the effective income tax rate for the full year 2003 is approximately 33.2%.

Net Income

        The following table sets forth net income and related per share information for the periods shown:

                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30                               JUNE 30
                                                             2003             2002                 2003            2002
---------------------------------------------------------------------------------------------------------------------------
              Net income (in thousands)                     $59,376          $54,430               $97,081        $96,036
              Per share-basic                                   .85              .77                  1.39           1.37
              Per share-diluted                                 .85              .77                  1.38           1.36
---------------------------------------------------------------------------------------------------------------------------

        Compared to the same period in 2002, net income per share-diluted in the first six months of 2003 increased 1.5%, reflecting higher realized investment gains and higher operating earnings in the Life Marketing, Acquisitions, and Corporate and Other segments offset by decreases in operating results in the Annuities, Asset Protection, and Stable Value Contract segments.

Known Trends and Uncertainties

        The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management’s assumptions and estimates; the use of reinsurance introduces variability in our statement of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; a deficiency in our systems could result in over- or underpayments of amounts owed to or by the Company and/or errors in our critical assumptions or reported financial results; insurance companies are highly regulated; changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; and computer viruses could affect our data processing systems or those of our business partners. Please refer to Exhibit 99, incorporated by reference herein, about these factors that could affect future results.

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

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the Company’s financial position or results of operations.

Review by Independent Auditors

        With respect to the unaudited consolidated condensed financial information of Protective Life Corporation for the three-month and six-month periods ended June 30, 2003 and 2002, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 6, 2003, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

INVESTMENTS

Portfolio Description

        The Company’s investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as “available for sale.”

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 2003, the Company’s fixed maturity investments had a market value of $12.5 billion, which is 7.1% above amortized cost of $11.7 billion. The Company had $2.5 billion in mortgage loans at June 30, 2003. While the Company’s mortgage loans do not have quoted market values, at June 30, 2003, the Company estimates the market value of its mortgage loans to be $2.8 billion (using discounted cash flows from the next call date), which is 11.9% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        The following table shows the carrying values of the Company’s invested assets.

                                                                JUNE 30, 2003                       DECEMBER 31, 2002
                                                                                 (In thousands)
---------------------------------------------------------------------------------------------------------------------------
         Publicly-issued bonds                              $10,263,328       61.4%             $  9,694,132       62.6%
         Privately issued bonds                               2,239,230       13.4                 1,968,106       12.7
         Redeemable preferred stock                               2,097        0.0                     1,827        0.0
---------------------------------------------------------------------------------------------------------------------------
              Fixed maturities                               12,504,655       74.8                11,664,065       75.3
         Equity securities                                       56,248        0.3                    64,523        0.4
         Mortgage loans                                       2,543,013       15.2                 2,518,152       16.3
         Investment real estate                                  16,930        0.1                    20,711        0.1
         Policy loans                                           532,981        3.2                   543,161        3.5
         Other long-term investments                            258,897        1.5                   222,490        1.5
         Short-term investments                                 804,923        4.9                   448,399        2.9
---------------------------------------------------------------------------------------------------------------------------
         Total investments                                  $16,717,647      100.0%              $15,481,501      100.0%
---------------------------------------------------------------------------------------------------------------------------

Risk Management and Impairment Review

        The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company’s fixed maturities by credit rating at June 30, 2003.

   S&P or Equivalent                                                                                       Percent of
       Designation                                                    Market Value                        Market Value
                                                                     (In thousands)
---------------------------------------------------------------------------------------------------------------------------
          AAA                                                          $  4,287,710                             34.3%
          AA                                                                642,462                              5.1
          A                                                               2,778,764                             22.2
          BBB                                                             3,615,562                             28.9
---------------------------------------------------------------------------------------------------------------------------
             Investment Grade                                            11,324,498                             90.5
          BB                                                                762,621                              6.1
          B                                                                 334,956                              2.7
          CCC or lower                                                       71,562                              0.6
          In or near default                                                  8,921                              0.1
---------------------------------------------------------------------------------------------------------------------------
             Below Investment Grade                                       1,178,060                              9.5
          Redeemable preferred stock                                          2,097                              0.0
---------------------------------------------------------------------------------------------------------------------------
          Total                                                         $12,504,655                            100.0%
---------------------------------------------------------------------------------------------------------------------------

        Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company’s ten largest fixed maturity exposures to an individual creditor as of June 30, 2003.

                                                                                          Market Value
                             Creditor                                                     (in millions)
---------------------------------------------------------------------------------------------------------------------------
                  Berkshire Hathaway                                                          $81.2
                  American Electric Power                                                      70.2
                  Constellation Energy Group                                                   64.7
                  Wachovia                                                                     61.4
                  BellSouth                                                                    59.1
                  Progress Energy                                                              57.2
                  Cox                                                                          56.7
                  Weyerhaeuser                                                                 55.7
                  International Paper                                                          54.9
                  Burlington Northern Santa Fe                                                 54.4

        The Company’s management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, the Company engages in ongoing risk management to safeguard against and limit any further risk to its investment portfolio. Special attention is given to correlated risks within specific industries, related parties and business markets.

        Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value. The Company generally considers a number of factors in determining whether the impairment is other than temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures considered.

        The Company generally considers a number of factors relating to the issuer in determining the financial strength, liquidity, and recoverability of an issuer. These include but are not limited to: available collateral, tangible and intangible assets that might be available to repay debt, operating cash flows, financial ratios, access to capital markets, quality of management, market position, exposure to litigation or product warranties, and the effect of general economic conditions on the issuer.

        There are certain risks and uncertainties associated with determining whether declines in market values are other than temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud and legislative actions. The Company continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon the Company’s earnings should circumstances lead management to conclude that some of the current declines in market value are other than temporary.

        Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $2,239.2 million at June 30, 2003, representing 13.4% of the Company’s total invested assets.

Unrealized Gains and Losses

        The majority of unrealized losses can be attributed to interest rate fluctuations and are, therefore, deemed temporary. As indicated above, when the Company’s investment management deems an investment’s market value decline as other than temporary, it is written down to estimated market value. In all cases, management will continue to carefully review and monitor each security.

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2003, the balance sheet date. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At June 30, 2003, the Company had an overall net unrealized gain of $827.8 million.

        The following table summarizes by category the unrealized gains and losses of the Company’s investments classified as available for sale as of June 30, 2003.

                                                                         Gross               Gross             Estimated
                                                   Amortized          Unrealized          Unrealized            Market
                                                     Cost                Gains              Losses               Value
                                                                              (In thousands)
---------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
   Bonds:
     Mortgage-backed securities                    $ 4,105,613           $165,105            $21,787        $  4,248,931
     United States Government
         and authorities                                87,109              8,056                 15              95,150
     States, municipalities, and
         political subdivisions                         21,379              2,195                  0              23,574
     Public utilities                                1,293,506            134,036              7,268           1,420,274
     Convertibles and bonds
         with warrants                                  94,351              2,121              2,331              94,141
     All other corporate bonds                       6,074,117            582,671             36,300           6,620,488
   Redeemable preferred stocks                           1,912                185                  0               2,097
---------------------------------------------------------------------------------------------------------------------------
                                                    11,677,987            894,369             67,701          12,504,655
Equity securities                                       55,074              2,592              1,418              56,248
Short-term investments                                 804,923                  0                  0             804,923
---------------------------------------------------------------------------------------------------------------------------
Total                                              $12,537,984           $896,961            $69,119         $13,365,826
---------------------------------------------------------------------------------------------------------------------------

        These unrealized gains and losses do not necessarily represent future gains or losses that the Company will realize. Numerous factors, including overall interest rates, new or updated information relating to specific issuers as well as management’s decisions on the timing of sales will affect the gains or losses ultimately realized. Gross unrealized gains and losses at December 31, 2002 were $623.2 million and $182.8 million, respectively.

        For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at June 30, 2003, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

                                   Estimated      % Market        Amortized    % Amortized     Unrealized      % Unrealized
                                 Market Value        Value          Cost          Cost            Loss             Loss
                                                                (In thousands)
---------------------------------------------------------------------------------------------------------------------------
‹= 90 days                       $   732,824         49.5%      $   742,065       47.9%         $  (9,241)         13.4%
›90 days but ‹= 180 days             180,304         12.2           184,179       11.9             (3,875)          5.6
›180 days but ‹= 270 days            190,209         12.9           198,720       12.8             (8,511)         12.3
›270 days but ‹= 1 year              121,932          8.2           129,239        8.3             (7,307)         10.6
›1 year but ‹= 2 years                95,028          6.5           109,492        7.1            (14,464)         20.9
›2 - but ‹= 3 years                   26,764          1.8            30,123        1.9             (3,359)          4.9
›3 - but ‹= 4 years                   32,969          2.2            36,789        2.4             (3,820)          5.5
›4 - but ‹= 5 years                   61,045          4.1            71,023        4.6             (9,978)         14.4
›5 years                              38,687          2.6            47,251        3.1             (8,564)         12.4
---------------------------------------------------------------------------------------------------------------------------
Total                             $1,479,762        100.0%       $1,548,881      100.0%          $(69,119)        100.0%
---------------------------------------------------------------------------------------------------------------------------

        The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at June 30, 2003, is presented in the following table.

                                   Estimated      % Market          Amortized    % Amortized    Unrealized     % Unrealized
                                 Market Value        Value            Cost          Cost           Loss            Loss
                                                                 (In thousands)
---------------------------------------------------------------------------------------------------------------------------
Agency mortgages                 $    45,828           3.1%      $     46,263         3.0%      $     (435)         0.6%
Banks                                 53,089           3.6             56,114         3.6           (3,025)         4.4
Basic industrial                      69,600           4.7             75,827         4.9           (6,227)         9.0
Capital goods                         31,501           2.1             31,917         2.1             (416)         0.6
Communications                        79,885           5.4             83,063         5.4           (3,178)         4.6
Consumer-cyclical                     28,800           1.9             31,764         2.1           (2,964)         4.3
Consumer-noncyclical                  55,937           3.8             58,444         3.8           (2,507)         3.6
Electric                             186,607          12.6            200,141        12.9          (13,534)        19.6
Energy                                44,614           3.0             45,953         3.0           (1,339)         1.9
Finance companies                    165,687          11.2            166,319        10.7             (632)         0.9
Insurance                             20,093           1.4             20,835         1.3             (742)         1.1
Natural gas                          116,675           7.9            118,751         7.7           (2,076)         3.0
Non-agency mortgages                 370,600          25.0            381,495        24.5          (10,895)        15.9
Other finance                        123,680           8.4            134,668         8.7          (10,988)        15.9
Other industrial                      19,053           1.3             19,530         1.3             (477)         0.7
Other utility                             21           0.0                 44         0.0              (23)         0.0
Technology                               119           0.0                143         0.0              (24)         0.0
Transportation                        66,368           4.5             75,989         4.9           (9,621)        13.9
U.S. Government                        1,605           0.1              1,621         0.1              (16)         0.0
---------------------------------------------------------------------------------------------------------------------------
Total                             $1,479,762         100.0%        $1,548,881       100.0%        $(69,119)       100.0%
---------------------------------------------------------------------------------------------------------------------------

        The range of maturity dates for securities in an unrealized loss position at June 30, 2003 varies, with 16.0% maturing in less than 5 years, 21.0% maturing between 5 and 10 years, and 63.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at June 30, 2003.

  S&P or Equivalent             Estimated        % Market        Amortized   % Amortized     Unrealized      % Unrealized
     Designation              Market Value         Value           Cost           Cost          Loss             Loss
                                                              (In thousands)
---------------------------------------------------------------------------------------------------------------------------
   AAA/AA/A                    $  761,458           51.5%      $   776,506         50.2%        $(15,048)           21.8%
   BBB                            253,125           17.1           271,486         17.5          (18,361)           26.5
---------------------------------------------------------------------------------------------------------------------------
Investment Grade                1,014,583           68.6         1,047,992         67.7          (33,409)           48.3
   BB                             204,183           13.8           213,593         13.8           (9,410)           13.6
   B                              192,046           13.0           204,277         13.2          (12,231)           17.7
   CCC or lower                    64,883            4.4            78,154          5.0          (13,271)           19.2
   In or near default               4,067            0.2             4,865          0.3             (798)            1.2
---------------------------------------------------------------------------------------------------------------------------
Below Investment Grade            465,179           31.4           500,889         32.3          (35,710)           51.7
---------------------------------------------------------------------------------------------------------------------------
Total                          $1,479,762          100.0%       $1,548,881        100.0%        $(69,119)          100.0%
---------------------------------------------------------------------------------------------------------------------------

        At June 30, 2003, 68.6% of total securities in an unrealized loss position were rated as investment grade. The Company generally purchases its investments with the intent to hold to maturity, therefore, the Company does not consider these unrealized losses as other-than-temporary impairments.

        At June 30, 2003, securities in an unrealized loss position that were rated as below investment grade represented 31.4% of the total market value and 51.7% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $23.9 million. Bonds rated less than investment grade were 7.0% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

                                   Estimated      % Market        Amortized    % Amortized     Unrealized      % Unrealized
                                 Market Value        Value          Cost          Cost            Loss             Loss
                                                                (In thousands)
---------------------------------------------------------------------------------------------------------------------------
‹= 90 days                       $   156,955         33.7%      $   160,436       32.0%         $  (3,481)          9.8%
›90 days but ‹= 180 days              34,243          7.4            35,703        7.1             (1,460)          4.1
›180 days but ‹= 270 days             59,502         12.8            64,799       12.9             (5,297)         14.8
›270 days but ‹= 1 year               56,953         12.2            58,491       11.7             (1,538)          4.3
›1 year but ‹= 2 years                48,204         10.4            52,534       10.5             (4,330)         12.1
›2 - but ‹= 3 years                   16,511          3.5            18,469        3.7             (1,958)          5.5
›3 - but ‹= 4 years                    6,987          1.5             8,284        1.7             (1,297)          3.6
›4 - but ‹= 5 years                   48,184         10.4            57,143       11.4             (8,959)         25.1
›5 years                              37,640          8.1            45,030        9.0             (7,390)         20.7
---------------------------------------------------------------------------------------------------------------------------
Total                           $    465,179        100.0%       $  500,889      100.0%          $(35,710)        100.0%
---------------------------------------------------------------------------------------------------------------------------

Realized Losses

        Realized losses are comprised of both write-downs on other than temporary impairments and actual sales of investments.

        During the six months ended June 30, 2003, the Company recorded pretax other than temporary impairments in its investments of $15.9 million, all in the first quarter, as compared to $17.6 million in the six months ended June 30, 2002.

        As discussed earlier, the Company’s management considers several factors when determining other than temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of its investment portfolio as available for sale. During the six months ended June 30, 2003, the Company sold securities in an unrealized loss position with a market value of $347.2 million resulting in a realized loss of $1.5 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

                                            Proceeds         % Proceeds            Realized Loss           % Realized Loss
                                                                      (In thousands)
---------------------------------------------------------------------------------------------------------------------------
‹= 90 days                                  $343,491             98.9%                 $  280                    18.1%
› 1 year                                       3,730              1.1                   1,269                    81.9
---------------------------------------------------------------------------------------------------------------------------
Total                                       $347,221            100.0%                 $1,549                   100.0%
---------------------------------------------------------------------------------------------------------------------------

Mortgage Loans

        The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At June 30, 2003 and December 31, 2002, this Company’s allowance for mortgage loan credit losses was $4.7 million.

        For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2003, approximately $322.6 million of the Company’s mortgage loans have this participation feature.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At June 30, 2003, the Company had outstanding mortgage loan commitments of $630.9 million.

        At June 30, 2003, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets.

Liabilities

        Many of the Company’s products contain surrender charges and other features that reward persistency and penalizes the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At June 30, 2003, the Company had policy liabilities and accruals of $9.5 billion. The Company’s interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 4.5%.

        At June 30, 2003, the Company had $4.2 billion of stable value contract account balances and $3.6 billion of annuity account balances.

Derivative Financial Instruments

        The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. The Company used interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to modify the interest characteristics of certain investments, its Senior Notes, Medium-Term Notes, and Trust Originated Preferred Securities (TOPrS). Swap contracts are also used to alter the effective durations of assets and liabilities. The Company uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1,047.0 million during 2002. Cash outflows related to stable value contracts are estimated to be approximately $1,098.7 million in 2003. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at June 30, 2003, to fund mortgage loans in the amount of $630.9 million. The Company’s subsidiaries held $895.4 million in cash and short-term investments at June 30, 2003. The Company had an additional $0.6 million in cash and short-term investments available for general corporate purposes.

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

Capital

        At June 30, 2003, the Company had no borrowings under its $200.0 million revolving line of credit due October 1, 2005.

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

                 (in thousands)                               2003            2004-2005        2006-2007       After 2007
---------------------------------------------------------------------------------------------------------------------------
     Debt                                                                       $75,000                          $359,145
     Guaranteed preferred beneficial interests                                                                    215,000
     Stable value contracts                                   $632,526        1,711,256        $1,783,618          87,070
     Notes payable                                                                2,249
     Operating lease obligation                                    810            3,239            68,552
     Mortgage loan commitments                                 630,889

Other Developments

        Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not currently believe that any such assessments will be materially different from amounts already reflected in the financial statements.

        A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business is involved in such litigation and in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company. The Company had previously disclosed that it was in arbitration with one reinsurer with respect to the overpayment of reinsurance premiums, however the Company has reached agreement with respect to the terms of a settlement and expects this arbitration to be dismissed in due course.

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

        Under the Internal Revenue Code of 1986, as amended (the “Code”), income tax payable by policy holders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company and its subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict the ability of some companies to purchase certain corporate or bank-owned life insurance products. Recent changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on recent proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. In addition, life insurance products are often used to fund estate tax obligations. Legislation has recently been enacted that would, over time, reduce and eventually eliminate the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. Additionally, the Company is subject to the federal corporation income tax. The Company cannot predict what changes to tax law or interpretations of existing tax law could adversely affect the Company.

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

        The Company’s ability to grow depends in large part upon the continued availability of capital. The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as the Company has incurred realized and unrealized losses on its invested assets and increased its reserves on the residual value product. Although positive performance in the equity markets has recently allowed the Company to slightly decrease its GMDB related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption. In recent years, most financial services companies, including the Company, experienced a decrease in the market price of their common stock. A lower stock price may limit the Company’s ability to raise capital to fund growth opportunities and acquisitions. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable or foreseeable, nor within the Company’s control. A lack of sufficient capital could impair the Company’s ability to grow.

        The Company cedes material amounts of insurance to other companies through reinsurance. The cost of reinsurance is, generally, reflected in the premium rates charged by the Company. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance, though the Company does not anticipate increases to occur. Therefore, if the the cost of reinsurance were to increase or if reinsurace were to become unavailable, or if a reinsurer should fail to meet its obligations, the Company could be adversly affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Share Owners was held on May 5, 2003. Share entitled to vote at the Annual Meeting totaled 68,886,738 of which 62,509,055 shares were represented. The number of shares entitled to vote was determined as of March 7, 2003.

        At the Annual Meeting the following directors were elected. The number of shares cast for and authorization withheld for each nominee is shown below.

                                                                                                      Authorization
                                                                            For                        Withheld
                                                                      ----------                  -------------
              William J. Cabaniss, Jr.                                    60,804,732                      1,704,123
              John J. McMahon, Jr.                                        62,058,063                        450,792
              James S. M. French                                          60,805,508                      1,703,347
              John D. Johns                                               61,315,120                      1,193,435
              Donald M. James                                             60,805,979                      1,702,876
              J. Gary Cooper                                              60,805,572                      1,703,283
              H. Corbin Day                                               61,530,475                        978,380
              W. Michael Warren, Jr.                                      60,803,960                      1,704,895
              Susan Molinari                                              60,801,985                      1,706,870
              Malcolm Portera                                             62,056,692                        451,163

        At the Annual Meeting, share owners also approved two proposals. The first proposal was to approve the Company’s Long-Term Incentive Plan. Shares voting for this proposal were 54,262,552, shares voting against were 7,973,399, and shares abstaining were 273,104.

        Additionally, share owners approved a proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent public accountants for the Company and its subsidiaries for 2003. Shares voting for this proposal were 58,868,883, shares voting against were 3,574,132, and shares abstaining were 66,039.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 15 — Letter re unaudited interim financial information

Exhibit 31(a) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a) — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b) — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99 – Safe Harbor for Forward-Looking Statements.

(b)	The following 8-Ks were filed during the three months ended June 30, 2003:

A Form 8-K, Items 5 and 7, was filed on May 23, 2003.

A Form 8-K, Item 9, was filed on April 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date:	August 14, 2003	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)