Form 10-Q
period 2003-09-30
PROTECTIVE LIFE CORP
filed 2003-11-14
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock, $.50 par value, outstanding as of November 7, 2003: 68,912,705 shares.

PROTECTIVE LIFE CORPORATION

INDEX

                                                                                               Page Number

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Auditors.....................................................................
       Consolidated Condensed Statements of Income for the Three and
           Nine Months ended September 30, 2003 and 2002 (unaudited)......................................
       Consolidated Condensed Balance Sheets as of September 30, 2003
           (unaudited) and December 31, 2002..............................................................
       Consolidated Condensed Statements of Cash Flows for the
           Nine Months ended September 30, 2003 and 2002 (unaudited)......................................
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

   Item 4.  Controls and Procedures.......................................................................

Part II.  Other Information:

   Item 6.  Exhibits and Reports on Form 8-K..............................................................

Signature.................................................................................................

REPORT OF INDEPENDENT AUDITORS

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of September 30, 2003, and the related consolidated condensed statements of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the company’s management.

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
November 7, 2003

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)
(Unaudited)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30                     SEPTEMBER 30
                                                                       2003            2002             2003            2002
---------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Premiums and policy fees                                          $424,590         $392,131      $1,209,336       $1,146,545
   Reinsurance ceded                                                 (237,996)        (121,744)       (632,681)        (498,739)
---------------------------------------------------------------------------------------------------------------------------------
     Premiums and policy fees, net of reinsurance ceded               186,594          270,387         576,655          647,806
   Net investment income                                              251,539          263,066         777,316          759,761
   Realized investment gains (losses):
     Derivative financial instruments                                 (13,834)            (981)        (25,899)           9,445
     All other investments                                             27,042            2,106          55,388            1,895
   Other income                                                        26,128           23,927          91,418           78,764
---------------------------------------------------------------------------------------------------------------------------------
                                                                      477,469          558,505       1,474,878        1,497,671
---------------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
   Benefits and settlement expenses
     (net of reinsurance ceded:
     three months: 2003 - $217,955; 2002 - $140,939
     nine months: 2003 - $653,171; 2002 - $471,083)                   281,693          305,952         883,899          873,484
   Amortization of deferred policy acquisition costs                   56,241          112,021         176,803          214,167
   Other operating expenses (net of reinsurance ceded:
     three months: 2003 - $28,662; 2002 - $31,183
     nine months: 2003 - $93,139; 2002 - $107,412)                     60,743           62,896         190,053          188,617
---------------------------------------------------------------------------------------------------------------------------------
                                                                      398,677          480,869       1,250,755        1,276,268
---------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX                                               78,792           77,636         224,123          221,403

Income tax expense                                                     26,383           26,661          74,633           74,392
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                           $ 52,409          $50,975       $ 149,490        $ 147,011
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE - BASIC                                             $.75             $.73           $2.14            $2.10
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE - DILUTED                                           $.74             $.73           $2.12            $2.09
---------------------------------------------------------------------------------------------------------------------------------

DIVIDENDS PAID PER SHARE                                                 $.16             $.15            $.47             $.44
---------------------------------------------------------------------------------------------------------------------------------

Average shares outstanding - basic                                 70,091,080       69,948,982      70,017,724       69,912,126

Average shares outstanding - diluted                               70,722,885       70,491,409      70,590,253       70,454,250

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

                                                                                                    SEPTEMBER 30        DECEMBER 31
                                                                                                        2003               2002
                                                                                                     (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Investments:
     Fixed maturities, at market (amortized cost: 2003 - $11,800,656; 2002 - $10,981,234)             $12,451,058        $11,664,065
     Equity securities, at market (amortized cost: 2003 - $52,623; 2002 - $73,419)                         53,582             64,523
     Mortgage loans on real estate                                                                      2,678,360          2,518,152
     Investment in real estate, net                                                                        16,781             20,711
     Policy loans                                                                                         523,869            543,161
     Other long-term investments                                                                          246,177            222,490
     Short-term investments                                                                               582,830            448,399
--------------------------------------------------------------------------------------------------------------------------------------
         Total investments                                                                             16,552,657         15,481,501
  Cash                                                                                                    105,019            101,953
  Accrued investment income                                                                               194,115            181,966
  Accounts and premiums receivable, net                                                                    55,879             61,425
  Reinsurance receivables                                                                               2,299,140          2,368,068
  Deferred policy acquisition costs                                                                     1,815,071          1,707,253
  Goodwill                                                                                                 47,312             47,312
  Property and equipment, net                                                                              45,663             41,324
  Other assets                                                                                            214,499            309,791
  Assets related to separate accounts
     Variable annuity                                                                                   1,813,738          1,513,824
     Variable universal life                                                                              148,511            114,364
     Other                                                                                                  4,380              4,330
--------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $23,295,984        $21,933,111
--------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Policy liabilities and accruals                                                                     $ 9,539,039        $ 9,124,138
  Stable value contract account balances                                                                4,135,212          4,018,552
  Annuity account balances                                                                              3,538,368          3,697,495
  Other policyholders' funds                                                                              160,946            174,140
  Securities sold under repurchase agreements                                                             111,725                  0
  Other liabilities                                                                                       903,128            698,677
  Accrued income taxes                                                                                    (43,154)             3,186
  Deferred income taxes                                                                                   362,991            242,593
  Debt                                                                                                    440,344            406,110
  Guaranteed Preferred Beneficial Interests
    7.5% Trust Originated Preferred Securities                                                            100,000            100,000
    7.25% Trust Originated Preferred Securities                                                           115,000            115,000
  Liabilities related to separate accounts
    Variable annuity                                                                                    1,813,738          1,513,824
    Variable universal life                                                                               148,511            114,364
    Other                                                                                                   4,380              4,330
--------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       21,330,228         20,212,409
--------------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized: 3,600,000; Issued: None
  Junior Participating Cumulative Preferred Stock, $1.00 par value shares authorized: 400,000; Issued: None
  Common Stock, $.50 par value, shares authorized: 160,000,000
     shares issued: 2003 and 2002 - 73,251,960                                                             36,626             36,626
  Additional paid-in capital                                                                              412,368            408,397
  Treasury stock, at cost (2003 - 4,339,255 shares; 2002 - 4,576,066 shares)                              (15,558)           (16,402)
  Stock held in trust (2003 - 104,034 shares; 2002 - 79,632 shares)                                        (2,979)            (2,417)
  Unallocated stock in Employee Stock Ownership Plan
     (2003 - 724,068 shares; 2002 - 838,401 shares)                                                        (2,367)            (2,777)
  Retained earnings                                                                                     1,178,479          1,061,361
  Accumulated other comprehensive income:
     Net unrealized gains on investments
     (net of income tax: 2003 - $192,161; 2002 - 128,145)                                                 356,871            237,983
     Accumulated gain (loss) - hedging (net of income tax: 2003 - $1,247; 2002 - $(1,114))                  2,316             (2,069)
--------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1,965,756          1,720,702
--------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $23,295,984        $21,933,111
--------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

                                                                                                         NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30
                                                                                                       2003            2002
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                     $   149,490    $   147,011
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                               (29,489)       (11,340)
     Amortization of deferred policy acquisition costs                                                176,803        214,167
     Capitalization of deferred policy acquisition costs                                             (296,211)      (352,443)
     Depreciation expense                                                                               9,162          8,694
     Deferred income tax                                                                               52,397          6,672
     Accrued income tax                                                                               (46,340)       (35,256)
     Interest credited to universal life and investment products                                      494,054        742,426
     Policy fees assessed on universal life and investment products                                  (240,747)      (195,393)
     Change in accrued investment income and other receivables                                         62,325        (70,353)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                         94,794        152,080
     Change in other liabilities                                                                     (182,168)        (3,803)
     Other (net)                                                                                      101,248          4,060
--------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                          345,318        606,522
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                                10,102,810      7,352,463
     Other                                                                                            314,856        243,138
   Sale of investments
     Investments available for sale                                                                13,150,557     14,206,741
     Other                                                                                              7,225         14,776
   Cost of investments acquired
     Investments available for sale                                                               (23,570,327)   (22,717,431)
     Other                                                                                           (458,230)      (298,493)
   Acquisitions and bulk reinsurance assumptions                                                            0        130,515
   Purchase of property and equipment                                                                 (13,308)        (8,091)
   Sale of property and equipment                                                                           0             48
--------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                             (466,417)    (1,076,334)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt                              3,062,000      2,068,272
   Principal payments on line of credit arrangements and debt                                      (2,916,041)    (2,143,347)
   Dividends to share owners                                                                          (32,372)       (30,210)
   Sale (Purchase) of common stock held in trust                                                         (562)          (828)
   Issuance of guaranteed preferred beneficial interests                                                    0        115,000
   Investment product deposits and changes in universal life deposits                               1,325,893      1,244,764
   Investment product withdrawals                                                                  (1,314,753)      (832,044)
--------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                          124,165        421,607
--------------------------------------------------------------------------------------------------------------------------------
(DECREASE)/INCREASE IN CASH                                                                             3,066        (48,205)
CASH AT BEGINNING OF PERIOD                                                                           101,953        126,558
--------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                             $   105,019    $    78,353
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands, except per share amounts)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Acquisitions.The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

Annuities.The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

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

Asset Protection. The Asset Protection segment primarily markets vehicle and recreational marine extended service contracts. The segment also markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers. On October 30, 2003, the Company announced that it has entered into an agreement with Life of the South Corporation (“LOTS”) in which LOTS will assume the administration and marketing responsibilities for a portion of the Asset Protection segment’s credit insurance business based in Raleigh, North Carolina.

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

        The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets. The measure used by the Company’s chief operating decision maker to assess segment performance is operating income. Operating segment income is generally income before income tax adjusted to exclude any pretax minority interest in income of consolidated subsidiaries, net realized investment gains and losses, and the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

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

Operating Segment Income for the
Nine Months Ended September 30, 2003

----------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing        Acquisitions        Annuities        Contracts
----------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $607,770           $216,292         $ 19,134
Reinsurance ceded                                                     (433,645)           (54,730)
----------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                            174,125            161,562           19,134
Net investment income                                                  172,752            185,820          170,882           $174,063
Realized investment gains (losses)                                                                          19,815              7,303
Other income                                                            44,523              2,118            6,384
----------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   391,400            349,500          216,215            181,366
----------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                       205,639            218,070          152,710            140,096
Amortization of deferred policy acquisition cost                        52,705             26,372           31,861              1,660
Other operating expenses                                                16,804             33,174           20,755              3,548
----------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     275,148            277,616          205,326            145,304
----------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                               116,252             71,884           10,899             36,062
Less: realized investment gains (losses)                                                                    19,815              7,303
Add back: related amortization of deferred
  policy acquisition cost                                                                                   18,265
----------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                       116,252             71,884            9,339             28,759

----------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                       Asset               and                                Total
                                                                    Protection            Other           Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $336,621           $29,519                           $1,209,336
Reinsurance ceded                                                     (140,645)           (3,661)                            (632,681)
----------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                            195,976            25,858                              576,655
Net investment income                                                   29,901            43,898                              777,316
Realized investment gains (losses)                                                                         $ 2,371             29,489
Other income                                                            33,971             4,422                               91,418
----------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   259,848            74,178             2,371          1,474,878
----------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                       143,995            23,389                              883,899
Amortization of deferred policy acquisition cost                        63,324               881                              176,803
Other operating expenses                                                64,569            51,203                              190,053
----------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     271,888            75,473                            1,250,755
----------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax                                        (12,040)           (1,295)                             224,123
Less: realized investment gains (losses)
Add back: related amortization of deferred
  policy acquisition cost
----------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                (12,040)           (1,295)
Income tax expense                                                                                          74,633             74,633
----------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                 $  149,490
----------------------------------------------------------------------------------------------------------------------------------------

Operating Segment Income for the
Three Months Ended September 30, 2003

----------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing        Acquisitions        Annuities        Contracts
----------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $219,410           $ 71,903          $ 6,864
Reinsurance ceded                                                     (167,706)           (17,573)
----------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             51,704             54,330            6,864
Net investment income                                                   58,699             61,004           54,660            $56,441
Realized investment gains (losses)                                                                           8,582              9,745
Other income                                                            13,570               (329)           2,368
----------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   123,973            115,005           72,474             66,186
----------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        68,541             72,500           48,385             45,374
Amortization of deferred policy acquisition cost                        12,788              7,817           13,508                542
Other operating expenses                                                 3,143              9,857            7,533              1,002
----------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      84,472             90,174           69,426             46,918
----------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                     39,501             24,831            3,048             19,268
Less: realized investment gains (losses)                                                                     8,582              9,745
Add back: related amortization of deferred
  policy acquisition cost                                                                                    8,167
----------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                        39,501             24,831            2,633              9,523

----------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                       Asset               and                                Total
                                                                    Protection            Other           Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $117,437           $ 8,976                             $424,590
Reinsurance ceded                                                      (52,234)             (483)                            (237,996)
----------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             65,203             8,493                              186,594
Net investment income                                                   10,338            10,397                              251,539
Realized investment gains (losses)                                                                         $(5,119)            13,208
Other income                                                             8,833             1,686                               26,128
----------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                    84,374            20,576            (5,119)           477,469
----------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        39,302             7,591                              281,693
Amortization of deferred policy acquisition cost                        21,354               232                               56,241
Other operating expenses                                                19,703            19,505                               60,743
----------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      80,359            27,328                              398,677
----------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax                                          4,015            (6,752)                              78,792
Less: realized investment gains (losses)
Add back: related amortization of deferred
  policy acquisition cost
----------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                         4,015            (6,752)
Income tax expense                                                                                          26,383             26,383
----------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                                                            $ 52,409
----------------------------------------------------------------------------------------------------------------------------------------

Operating Segment Income for the
Nine Months Ended September 30, 2002

----------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing        Acquisitions        Annuities        Contracts
----------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $474,195           $223,600         $ 19,864
Reinsurance ceded                                                     (275,102)           (48,360)
----------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                           $199,093            175,240           19,864
Net investment income                                                  154,328            184,639          162,224           $183,258
Realized investment gains (losses)                                                                           3,601             (6,110)
Other income                                                            42,760              1,241            6,954
----------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   396,181            361,120          192,643            177,148
----------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                       181,255            227,599          135,914            147,201
Amortization of deferred policy acquisition cost                       104,518             28,597           19,411              1,741
Other operating expenses                                                21,583             36,268           22,741              3,378
----------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     307,356            292,464          178,066            152,320
----------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                88,825             68,656           14,577             24,828
Less: realized investment gains (losses)                                                                     3,601             (6,110)
Add back: related amortization of deferred
  policy acquisition cost                                                                                    1,684
----------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                        88,825             68,656           12,660             30,938

----------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                       Asset               and                                Total
                                                                    Protection            Other           Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $386,332           $42,554                           $1,146,545
Reinsurance ceded                                                     (159,881)          (15,396)                            (498,739)
----------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                            226,451            27,158                              647,806
Net investment income                                                   33,422            41,890                              759,761
Realized investment gains (losses)                                                                         $13,849             11,340
Other income                                                            26,041             1,768                               78,764
----------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   285,914            70,816            13,849          1,497,671
----------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                       153,675            27,840                              873,484
Amortization of deferred policy acquisition cost                        58,763             1,137                              214,167
Other operating expenses                                                64,859            39,788                              188,617
----------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     277,297            68,765                            1,276,268
----------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                 8,617             2,051                              221,403
Less: realized investment gains (losses)
Add back: related amortization of deferred
  policy acquisition cost
----------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                         8,617             2,051
Income tax expense                                                                                          74,392             74,392
----------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                 $  147,011
----------------------------------------------------------------------------------------------------------------------------------------

Operating Segment Income for the
Three Months Ended September 30, 2002

----------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing        Acquisitions        Annuities        Contracts
----------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $164,902           $ 79,341          $ 6,415
Reinsurance ceded                                                      (51,959)           (12,468)
----------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                            112,943             66,873            6,415
Net investment income                                                   52,555             67,128           56,759            $61,725
Realized investment gains (losses)                                                                             363             (6,366)
Other income                                                            13,510                168            2,060
----------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   179,008            134,169           65,597             55,359
----------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        57,364             83,335           48,466             48,290
Amortization of deferred policy acquisition cost                        76,221             11,891            5,734                581
Other operating expenses                                                 4,965             13,825            8,716              1,431
----------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     138,550            109,051           62,916             50,302
----------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                40,458             25,118            2,681              5,057
Less: realized investment gains (losses)                                                                       363             (6,366)
Add back: related amortization of deferred
  policy acquisition cost                                                                                      365
----------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                        40,458             25,118            2,683             11,423

----------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                       Asset               and                                Total
                                                                    Protection            Other           Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $127,534           $13,939                             $392,131
Reinsurance ceded                                                      (52,304)           (5,013)                            (121,744)
----------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             75,230             8,926                              270,387
Net investment income                                                   11,095            13,804                              263,066
Realized investment gains (losses)                                                                         $ 7,128              1,125
Other income                                                             7,259               930                               23,927
----------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                    93,584            23,660             7,128            558,505
----------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        57,751            10,746                              305,952
Amortization of deferred policy acquisition cost                        17,267               327                              112,021
Other operating expenses                                                20,678            13,281                               62,896
----------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      95,696            24,354                              480,869
----------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax                                        (2,112)              (694)                              77,636
Less: realized investment gains (losses)
Add back: related amortization of deferred
  policy acquisition cost
----------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                (2,112)              (694)
Income tax expense                                                                                          26,661             26,661
----------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                   $ 50,975
----------------------------------------------------------------------------------------------------------------------------------------

Operating Segment Assets
September 30, 2003

----------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing         Acquisitions        Annuities       Contracts
----------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                        $4,830,918           $4,438,724      $4,760,940        $4,010,543
Deferred policy acquisition costs                                    1,131,814              385,703          94,399             4,301
Goodwill                                                                10,354
----------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                     $5,973,086           $4,824,427      $4,855,339        $4,014,844
----------------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
                                                                        Asset               and                                Total
                                                                     Protection            Other           Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                         $1,064,906          $2,212,045        $115,525       $21,433,601
Deferred policy acquisition costs                                       191,699               7,155                         1,815,071
Goodwill                                                                 36,875                  83                            47,312
----------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                      $1,293,480          $2,219,283        $115,525       $23,295,984
----------------------------------------------------------------------------------------------------------------------------------------

Operating Segment Assets
December 31, 2002

----------------------------------------------------------------------------------------------------------------------------------------
                                                                       Life                                              Stable Value
                                                                     Marketing         Acquisitions        Annuities       Contracts
----------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                        $4,195,265           $4,565,298      $4,823,710        $3,930,669
Deferred policy acquisition costs                                      973,631              435,177          93,140             4,908
Goodwill                                                                10,354
----------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                     $5,179,250           $5,000,475      $4,916,850        $3,935,577
----------------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Corporate
                                                                         Asset               and                               Total
                                                                      Protection            Other          Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                         $1,081,912          $1,455,284        $126,408         $20,178,546
Deferred policy acquisition costs                                       192,695               7,702                           1,707,253
Goodwill                                                                 36,875                  83                              47,312
----------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                      $1,311,482          $1,463,069        $126,408         $21,933,111
----------------------------------------------------------------------------------------------------------------------------------------

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at September 30, 2003, and for the nine months then ended, the Company’s insurance subsidiaries had combined share-owners’ equity of $917.6 million and net income of $94.7 million.

NOTE E – REINSURANCE RECEIVABLE

        In 2002, the Company discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. At December 31, 2002, the Company had recorded cash and receivables totaling $69.7 million, which reflected the amounts received and the Company’s then current estimate of amounts to be recovered in the future, based upon the information then available. The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs took into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected.

        As of the date of this report, the Company has received payment from substantially all of the affected reinsurance companies. As a result, the Company increased premiums and policy fees by $2.8 million in the first quarter of 2003 and $15.6 million in the second quarter of 2003. The increase in premiums and policy fees resulted in $1.0 million of additional amortization of deferred policy acquisition costs in the first quarter of 2003 and $5.1 million in the second quarter of 2003. As a result, the Company’s pretax income for the first quarter of 2003 increased by $1.8 million and $10.5 million in the second quarter of 2003. There were no changes in estimates recorded during the third quarter of 2003.

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

        Net income and a reconciliation of basic and diluted average shares outstanding for the three and nine month periods ended September 30, 2003 and 2002 is summarized as follows:

RECONCILIATION OF NET INCOME AND
AVERAGE SHARES OUTSTANDING

---------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended             Nine Months Ended
                                                                              September 30                 September 30
                                                                          2003           2002           2003           2002
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $52,409         $50,975       $149,490         $147,011
---------------------------------------------------------------------------------------------------------------------------------
Average shares issued and outstanding                                68,912,175      68,668,346     68,868,697       68,654,483
Stock held in trust                                                    (104,034)        (73,939)      (103,768)         (63,499)
Issuable under various deferred compensation plans                    1,282,939       1,354,575      1,252,795        1,321,142
---------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                                   70,091,080      69,948,982     70,017,724       69,912,126
Stock held in trust                                                     104,034          73,939        103,768           63,499
Stock appreciation rights                                               258,545         265,625        221,664          259,683
Issuable under various other stock-based
   compensation plans                                                   269,226         202,863        247,097          218,942
---------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted                                 70,722,885      70,491,409     70,590,253       70,454,250
---------------------------------------------------------------------------------------------------------------------------------

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

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including the calculation of guaranteed minimum death benefits (GMDB). SOP 03-1 also addresses the capitalization and amortization of sales inducements to contract holders. Had the provision been effective at September 30, 2003, the Company would have reported a GMDB accrual $1.2 million higher than currently reported. The Company is currently evaluating the impact of the other requirements of SOP 03-1, but does not anticipate a material impact on its financial condition or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from the other parties. FIN 46 will affect the accounting related to a special purpose vehicle (SPV) whose investments are managed by the Company and potentially the accounting for other investments. The FASB has deferred implementation of FIN 46 for variable interest entities (VIEs) created before February 1, 2003, until periods ending after December 15, 2003. The Company is currently assessing the impact that FIN 46 will have on its financial condition and results of operations. Although the Company does not expect the provisions of FIN 46 to have a material impact on its results of operations, had the provision been effective at September 30, 2003, the Company’s current estimate is that reported assets and liabilities would have increased by approximately $413 million.

NOTE H – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Fair-Value Hedges

        As of September 30, 2003, and during the nine months then ended, the Company had no hedging relationships designated as a fair-value hedge.

Cash-Flow Hedges

        The Company has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, the Company pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, the Company designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. In the third quarter of 2003, the income recognized by the Company related to the ineffective portion of the hedging instruments was immaterial. For the nine months ended September 30, 2003, the Company recognized income of $0.3 million related to the ineffective portion of the hedging instrument. There were no components of the hedging instrument excluded from the assessment of hedge ineffectiveness. During the three and nine month periods ended September 30, 2003, a pretax loss of $5.3 million and $35.6 million, respectively, representing the change in fair value of the hedged contracts during the period, and a gain of like amount representing the application of hedge accounting to this transaction, were recorded in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income. Additionally, at September 30, 2003, the Company reported an increase in accumulated other comprehensive income of $2.3 million (net of income tax of $1.2 million) related to its derivatives designated as cash flow hedges. During the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income and into earnings as a reduction to interest expense, approximately $1.5 million.

Other Derivatives

        The Company uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments as well as certain debt and preferred security obligations of the Company. For the three and nine months ended September 30, 2003, the Company recognized total pretax losses of $14.9 million and $32.2 million, respectively, representing the change in fair value of these derivative instruments as well as the realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, the Company recognized a $1.9 million pretax gain for the first nine months of fiscal 2003 and a $22.6 million pretax loss for the current quarter while recognizing a $1.4 million foreign exchange pretax loss on the related foreign-currency-denominated stable value contracts for the nine month period and a $23.1 million pretax gain for the current quarter. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income.

        The Company has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the nine months ended September 30, 2003, the Company recognized a $1.5 million pretax gain for the change in the asset swaps’ fair value and recognized a $0.7 million pretax gain to separately record the embedded equity options at fair value. For the three months ended September 30, 2003, the Company recognized a $0.5 million pretax gain for the change in the asset swaps’ fair value and recognized a $1.3 million pretax gain to separately record the embedded equity options at fair value.

        The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party. The Company recognized pretax losses of $1.2 million for the three months ended September 30, 2003 for the change in the total return swap’s fair value. The Company recognized pretax gains of $3.4 million for the nine months ended September 30, 2003, for the change in the total return swap’s fair value.

NOTE I – COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods presented below:

---------------------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30                       SEPTEMBER 30
                                                                    2003             2002             2003               2002
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $ 52,409        $ 50,975          $149,490           $147,011
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2003 - $(46,261); 2002 - $86,452
   nine months: 2003 - $83,402; 2002 - $114,363)                   (85,914)        160,553           154,890            212,389
Change in accumulated gain-hedging
   (net of income tax:
   three months: 2003 - $615; 2002 - $(2,652)
   nine months: 2003 - $2,361; 2002 - $(2,652))                      1,143          (4,925)            4,385             (4,925)
Reclassification adjustment for amounts included
   in net income (net of income tax:
   three months: 2003 - $(9,465); 2002 - $(737);
   nine months: 2003 - $(19,386); 2002 - $(663))                   (17,577)         (1,369)          (36,002)            (1,232)
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                       $(49,939)       $205,234          $272,763           $353,243
---------------------------------------------------------------------------------------------------------------------------------

NOTE J – RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owners’ equity.

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

---------------------------------------------------------------------------------------------------------------------------------
                                                                                      NINE MONTHS ENDED
                                                                                     SEPTEMBER 30, 2002
                                                                                        (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
              Total revenues                                                             $1,529,943
              Net income                                                                    150,760
              Net income per share-basic                                                       2.16
              Net income per share-diluted                                                     2.14
---------------------------------------------------------------------------------------------------------------------------------

NOTE L – SENIOR NOTES

        In May 2003, the Company issued $250 million of 4.3% Senior Notes which are due June 1, 2013. The proceeds from the issuance were used to pay off $150 million of bank borrowings on the Company’s revolving line of credit, and to redeem $50 million of 8.0% Senior Notes due in 2010 and $40 million of 8.1% Senior Notes due in 2015. The Company recorded a $1.6 million charge related to the early extinguishment of debt in the second quarter of 2003. The charge was comprised primarily of the write-off of deferred debt issue costs.

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

        This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meanings. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to Exhibit 99, incorporated by reference herein, for more information about factors which could affect future results.

        The following discussion and analysis primarily relates to the nine months ended September 30, 2003, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended September 30, 2003, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company’s operating results, information related to the quarters ended September 30, 2003, and September 30, 2002, has been provided.

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

RESULTS OF CONTINUING OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance ceded (“premiums and policy fees”):

---------------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30                       SEPTEMBER 30
                                                                    2003          2002                2003           2002
                                                                                        (In thousands)
---------------------------------------------------------------------------------------------------------------------------------
         Premiums and Policy Fees                                 $186,594       $270,387           $576,655       $647,806
---------------------------------------------------------------------------------------------------------------------------------

        Premiums and policy fees decreased $71.2 million or 11.0% in the first nine months of 2003 as compared to the first nine months of 2002. Premiums and policy fees in the Life Marketing segment decreased $25.0 million in the first nine months of 2003 as compared to the same period in 2002. In the first nine months of 2003, the Company recorded $18.4 million of additional premiums related to recoveries of overpaid reinsurance, as compared to $69.7 million recorded in the first nine months of 2002. (See Note E in the Notes to Consolidated Condensed Financial Statements.) The growth of the face value of in-force policies resulted in an increase of $26.3 million in net premiums and policy fees in the first nine months of 2003 as compared to the same period of 2002. Premiums and policy fees in the Acquisitions segment decreased $13.7 million in the first nine months of 2003, as compared to the first nine months of 2002. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In June 2002, the Company coinsured a block of insurance policies from Conseco Variable Insurance Company (“Conseco”) which resulted in an increase in premium and policy fees of $5.8 million in the first nine months of 2003. This increase was offset by the declines in premiums and policy fees from older acquired blocks of business. The decrease in premiums and policy fees from the Annuities segment was $0.7 million in the first nine months of 2003 as compared to the first nine months of 2002. Premiums and policy fees related to the Asset Protection segment fell $30.5 million for the first nine months of 2003 compared to the first nine months of 2002. The planned termination of a service contract program at the end of 2002 represented $11.7 million of the decrease, while decreases in credit sales reduced 2003 premiums and policy fees by an additional $16.6 million. Credit sales have been affected by lower auto sales-lending activity and lower sales penetration rates. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $1.3 million in the first nine months of 2003 as compared to the first nine months of 2002. Premiums and policy fees on the various health insurance lines are expected to decline as these lines run off.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

---------------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30                       SEPTEMBER 30
                                                                    2003          2002                2003           2002
                                                                                       (In thousands)
---------------------------------------------------------------------------------------------------------------------------------
         Net Investment Income                                    $251,539      $263,066            $777,316       $759,761
---------------------------------------------------------------------------------------------------------------------------------

        Net investment income in the first nine months of 2003 was $777.3 million, which was $17.6 million or 2.3% higher than the corresponding period of the preceding year. Participating mortgage income increased $3.7 million in the first nine months of 2003 as compared to the first nine months of 2002, but decreased by $2.0 million in the third quarter of 2003 as compared to the third quarter of 2002. The Conseco coinsurance transaction, which occurred in June 2002, resulted in a $14.7 million increase in investment income in the first nine months of 2003 as compared to the first nine months of 2002. The percentage earned on average cash and investments was 6.3% in the first nine months of 2003, compared to 7.1% in the first nine months of 2002. Investment returns have been negatively affected in 2003 by higher prepayments on mortgage-backed securities and mortgage loans and by lower interest rates. Prepayments on mortgage-backed securities for the first nine months of 2003 were $2.4 billion, representing 55.6% of the December 31, 2002 balance.

Realized Investment Gains/(Losses)

        The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs.

        The following table sets forth realized investment gains (losses) for the periods shown:

---------------------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                     REALIZED INVESTMENT                            SEPTEMBER 30                        SEPTEMBER 30
                         GAINS/(LOSSES)                         2003            2002                 2003          2002
                                                                                     (In thousands)
---------------------------------------------------------------------------------------------------------------------------------
                Derivative Financial Instruments               $(13,834)       $ (981)             $(25,899)       $9,445
                All Other Investments                            27,042         2,106                55,388         1,895
---------------------------------------------------------------------------------------------------------------------------------

        The sales of investments that have occurred generally have resulted from portfolio management decisions to maintain proper matching of assets and liabilities. Realized investment gains related to all other investments in the first nine months of 2003 of $79.3 million were partially offset by realized investment losses of $23.9 million. The increase in realized investment gains in 2003 is a result of the increases in the market value of the Company’s investments in response to lower current rates. Realized investment gains related to all other investments in the first nine months of 2002 of $32.6 million were largely offset by realized investment losses of $30.7 million. During the first nine months of 2003 and 2002, the Company recorded other-than-temporary impairments in its investments of $18.0 million and $24.0 million, respectively, that were included in realized investment losses related to all other investments.

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

        Realized investment gains and losses related to derivative financial instruments primarily represent changes in the fair values of certain derivative financial instruments. Realized investment losses related to derivative financial instruments were $25.9 million in the nine months ended September 30, 2003, compared to gains of $9.5 million in the nine months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002 the changes in fair value were primarily due to derivative instruments entered into as economic hedges to reduce the Company’s exposure to interest rate risk and realized gains due to closing certain derivative positions. (See also Note H to the Company’s Consolidated Condensed Financial Statements included herein.)

Other Income

        The following table sets forth other income for the periods shown:

---------------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30                       SEPTEMBER 30
                                                                    2003          2002                2003           2002
                                                                                        (In thousands)
---------------------------------------------------------------------------------------------------------------------------------
         Other Income                                              $26,128       $23,927             $91,418        $78,764
---------------------------------------------------------------------------------------------------------------------------------

        Other income consists primarily of investment advisory fees from variable insurance products, and revenues from unaffiliated parties relating to the Company’s broker-dealer subsidiary, direct response businesses, service contract businesses, and the Company’s other non-insurance subsidiaries. Other income increased to $91.4 million in the first nine months of 2003 from $78.8 million in the first nine months of 2002. The sale of an inactive charter in the second quarter of 2003 resulted in a $6.9 million gain and represented an increase of $4.2 million over a charter sold during the first quarter in 2002. Revenues from the Company’s broker-dealer subsidiary decreased $1.2 million in the first nine months of 2003 as compared to the same period in 2002. Revenues from the Company’s direct response businesses and service contract businesses increased $1.7 million and $3.4 million, respectively, in the first nine months of 2003 as compared to the first nine months of 2002. Other income from all other sources increased $4.6 million in the first nine months of 2003 as compared to the first nine months of 2002.

Income Before Income Tax and Operating Income

        Consistent with the Company’s segment reporting in the Notes to Consolidated Condensed Financial Statements, management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the segment’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, segment operating income (loss) excludes discontinued operations, extraordinary items, and the cumulative effect of changes in accounting principles. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, the Company’s segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments. In the Life Marketing, Acquisitions, Asset Protection, and Corporate and Other segments, operating income equals segment income before income tax for all periods. In the Annuities and Stable Value Contracts segments, operating income excludes realized investment gains and losses and related amortization.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30                    SEPTEMBER 30
                                                                      2003              2002            2003           2002
---------------------------------------------------------------------------------------------------------------------------------
Operating income (Loss) 1
     Life marketing                                                  $39,501          $40,458        $116,252       $ 88,825
     Acquisitions                                                     24,831           25,118          71,884         68,656
     Annuities                                                         2,633            2,683           9,339         12,660
     Stable value contracts                                            9,523           11,423          28,759         30,938
     Asset protection                                                  4,015           (2,112)        (12,040)         8,617
     Corporate and other                                              (6,752)            (694)         (1,295)         2,051
---------------------------------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
     Annuities                                                         8,582              363          19,815          3,601
     Stable value contracts                                            9,745           (6,366)          7,303         (6,110)
     Unallocated realized investment gains (losses)                   (5,119)           7,128           2,371         13,849
Related amortization of deferred policy
  acquisition costs
     Annuities                                                        (8,167)            (365)        (18,265)        (1,684)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
     Life marketing                                                   39,501           40,458         116,252         88,825
     Acquisitions                                                     24,831           25,118          71,884         68,656
     Annuities                                                         3,048            2,681          10,889         14,577
     Stable value contracts                                           19,268            5,057          36,062         24,828
     Asset protection                                                  4,015           (2,112)        (12,040)         8,617
     Corporation and other                                            (6,752)            (694)         (1,295)         2,051
     Unallocated realized investment gains (losses)                   (5,119)           7,128           2,371         13,849
---------------------------------------------------------------------------------------------------------------------------------
     Total income before income tax                                  $78,792          $77,636        $224,123       $221,403
---------------------------------------------------------------------------------------------------------------------------------

1   Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs

        The Life Marketing segment’s pretax operating income was $116.3 million in the first nine months of 2003 compared to $88.8 million in the same period of 2002. 2003 earnings include $12.3 million related to recoveries of overpaid reinsurance premiums as compared to $7.2 million in 2002 (See Note E in the Notes to Consolidated Condensed Financial Statements). Excluding earnings from recoveries from overpayments, operating income increased by $22.4 million. The remaining increase is primarily attributable to growth in business-in-force due to strong sales in prior periods. Mortality experience during the first nine months of 2003 was approximately $1.6 million worse than pricing, $7.1 million less favorable than in the same period of 2002.

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

        The Acquisitions segment’s pretax operating income was $71.9 million in the first nine months of 2003, an increase of $3.2 million from the first nine months of 2002. The Conseco coinsurance transaction contributed $9.1 million in earnings in the first nine months of 2003 compared to $2.0 million in the first nine months of 2002. Mortality experience was $2.6 million better than pricing in the first nine months of 2003, approximately $1.4 million more favorable than in the first nine months of 2002. Also, earnings from a 2001 acquisition increased $1.5 million in the first nine months of 2003 as compared to the first nine months of 2002. The increase from the two transactions and favorable mortality experience was partially offset by expected declines in the operating results of older blocks of policies and a change to the allocation of investment income which had the effect of transferring $4.3 million of investment income in the first nine months of 2003 from this segment to the Corporate and Other segment.

        The Annuities segment’s pretax operating income was $9.3 million in the first nine months of 2003, a decrease from the $12.7 million of operating income for the first nine months of 2002. The decrease is primarily attributable to spread compression and the inability to capitalize excess expenses due to lower sales of fixed annuities caused by lower interest rates in 2003.

        The Company offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. The Company’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. The Company then accrues to that amount over four quarters. At September 30, 2003, the total GMDB reserve was $5.8 million. The total guaranteed amount payable under the GMDB feature based on variable annuity account balances at September 30, 2003, was $408.0 million, a decrease of $9.0 million from June 30, 2003, caused by an improvement in the equity markets.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Company’s insurance subsidiaries reported GMDB related policy liabilities and accruals of $19.3 million at September 30, 2003, a decrease of $0.3 million from June 30, 2003.

        Although positive performance in the equity markets in the second and third quarters of 2003 allowed the Company to decrease its GMDB related policy liabilities, the Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs.

        The Stable Value Contracts segment’s pretax operating income was $28.8 million in the first nine months of 2003, a decrease of $2.2 million from the first nine months of 2002. The decrease is primarily attributable to a narrowing of average spreads from 105 basis points in the first nine months of 2002, to 96 basis points in the first nine months of 2003. The primary reason for the spread compression was a reduction in yield caused by the high level of prepayments in the mortgage-backed securities portfolio in 2003.

        The Company’s principal operating subsidiary, Protective Life Insurance Company (PLICO) has registered a program with the Securities and Exchange Commission in which up to $3 billion of secured medium-term notes may be issued to the institutional market and InterNotes® may be issued to the retail market on a delayed (or shelf) basis. Each series of notes will be issued by a separate trust and will be secured by one or more funding agreements issued by PLICO. Notes issued under the program will be accounted for in a manner consistent with the Company’s other stable value products (i.e., included in “stable value products account balances” in the Company’s balance sheet).

        The Asset Protection segment had a $12.0 million pretax operating loss in the first nine months of 2003, compared to $8.6 million pretax operating income in the first nine months of 2002. Included in the segment’s loss was a charge of $25.4 million primarily due to reserve strengthening in the Company’s runoff residual value insurance business in the second quarter of 2003. The reserve strengthening was necessitated by a 9.0% decline in used vehicle price levels from that assumed in the reserve analysis performed at December 31, 2002. The Company does not believe used vehicle prices have significantly declined since the reserve analysis was performed. The 2003 operating results include a $6.9 million gain on the sale of an inactive charter held in the segment. In the first nine months of 2002, the segment also sold an inactive charter representing a $2.7 million gain. The segment has several lines of business that are not considered core to the operations of the Company and therefore the segment is exiting those lines. Core operations contributed $10.9 million to income in the first nine months of 2003, compared to $15.9 million in the first nine months of 2002. The decline resulted from lower credit insurance earnings which was partially offset by increased earnings in the service contract lines. Non-core and ancillary lines had a loss of $29.8 million in the first nine months of 2003 (including the reserve strengthening charge of $25.4 million), compared to a loss of $9.9 million in the first nine months of 2002.

        The Company also announced that it has entered into an agreement with Life of the South Corporation (“LOTS”) under the terms of which LOTS will assume the administration and marketing responsibilities for a portion of the Asset Protection segment’s financial institutions credit insurance business that is based in Raleigh, North Carolina. The Company anticipates that the transfer of both the administration and marketing responsibilities will be completed by year-end 2003. The Company continues to review strategic alternatives for certain under-performing product lines in the Asset Protection segment.

        The Corporate and Other segment consists primarily of net investment income on capital, interest expense on all debt, and various other items not associated with the other segments. The segment had a pretax operating loss of $1.3 million in the first nine months of 2003, compared to income of $2.1 million in the first nine months of 2002. The decrease in income is primarily attributable to a $1.6 million charge for the early extinguishment of debt in the second quarter of 2003, and an increase in interest expense of $5.5 million in the first nine months of 2003 as compared to the first nine months of 2002. The increase in interest expense was primarily due to an increase in the Company’s average debt outstanding. The Company also had $90 million of senior debt outstanding for one month in 2003 after debt had been issued to replace it, but before it could be called. The decrease was partially offset by a $3.7 million increase in participating mortgage income in the first nine months of 2003 as compared to the same period in 2002. Results in the cancer line also improved $3.1 million in the first nine months of 2003. Increases related to employee incentive plans and other expenses in the segment resulted in a $3.1 million decrease in earnings.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

---------------------------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30                            SEPTEMBER 30
                                                         2003           2002                     2003           2002
---------------------------------------------------------------------------------------------------------------------------------
         Effective Income Tax Rates                      33.5%          34.3%                    33.3%          33.6%
---------------------------------------------------------------------------------------------------------------------------------

        The effective income tax rate for the full year of 2002 was approximately 33.1%. Management’s estimate of the effective income tax rate for the full year 2003 is approximately 33.3%.

Net Income

        The following table sets forth net income and related per share information for the periods shown:

---------------------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30                          SEPTEMBER 30
                                                               2003             2002                 2003            2002
---------------------------------------------------------------------------------------------------------------------------------
         Net income (in thousands)                          $52,409          $50,975              $149,490       $147,011
         Per share-basic                                        .75              .73                  2.14           2.10
         Per share-diluted                                      .74              .73                  2.12           2.09
---------------------------------------------------------------------------------------------------------------------------------

        Compared to the same period in 2002, net income per share-diluted in the first nine months of 2003 increased 1.4%, reflecting higher realized investment gains and higher operating earnings in the Life Marketing and Acquisitions segments offset by decreases in operating results in the Annuities, Asset Protection, Stable Value Contract, and Corporate and Other segments.

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

        In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including the calculation of guaranteed minimum death benefits (GMDB). SOP 03-1 also addresses the capitalization and amortization of sales inducements to contract holders. Had the provision been effective at September 30, 2003, the Company would have reported a GMDB accrual $1.2 million higher than currently reported. The Company is currently evaluating the impact of the other requirements of SOP 03-1, but does not anticipate a material impact on its financial condition or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from the other parties. FIN 46 will affect the accounting related to a special purpose vehicle (SPV) whose investments are managed by the Company and potentially the accounting for other investments. The FASB has deferred implementation of FIN 46 for variable interest entities (VIEs) created before February 1, 2003, until periods ending after December 15, 2003. The Company is currently assessing the impact that FIN 46 will have on its financial condition and results of operations. Although the Company does not expect the provisions of FIN 46 to have a material impact on its results of operations, had the provision been effective at September 30, 2003, the Company’s current estimate is that reported assets and liabilities would have increased by approximately $413 million.

Review by Independent Auditors

        With respect to the unaudited consolidated condensed financial information of Protective Life Corporation for the three-month and nine-month periods ended September 30, 2003 and 2002, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 7, 2003, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 2003, the Company’s fixed maturity investments had a market value of $12.5 billion, which is 5.5% above amortized cost of $11.8 billion. The Company had $2.7 billion in mortgage loans at September 30, 2003. While the Company’s mortgage loans do not have quoted market values, at September 30, 2003, the Company estimates the market value of its mortgage loans to be $2.9 billion (using discounted cash flows from the next call date), which is 9.7% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        The following table shows the carrying values of the Company’s invested assets.

---------------------------------------------------------------------------------------------------------------------------------
                                                                        SEPTEMBER 30, 2003               DECEMBER 31, 2002
                                                                                          (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------
Publicly-issued bonds                                                 $10,359,813       62.6%          $ 9,694,132       62.6%
Privately issued bonds                                                  2,090,573       12.6             1,968,106       12.7
Redeemable preferred stock                                                    672        0.0                 1,827        0.0
---------------------------------------------------------------------------------------------------------------------------------
        Fixed maturities                                               12,451,058       75.2            11,664,065       75.3
Equity securities                                                          53,582        0.3                64,523        0.4
Mortgage loans                                                          2,678,360       16.2             2,518,152       16.3
Investment real estate                                                     16,781        0.1                20,711        0.1
Policy loans                                                              523,869        3.2               543,161        3.5
Other long-term investments                                               246,177        1.5               222,490        1.5
Short-term investments                                                    582,830        3.5               448,399        2.9
---------------------------------------------------------------------------------------------------------------------------------
        Total investments                                             $16,552,657      100.0%          $15,481,501      100.0%
---------------------------------------------------------------------------------------------------------------------------------

Risk Management and Impairment Review

        The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company’s fixed maturities by credit rating at September 30, 2003.

---------------------------------------------------------------------------------------------------------------------------------
   S&P or Equivalent                                                   Market Value                           Percent of
       Designation                                                    (In thousands)                         Market Value
---------------------------------------------------------------------------------------------------------------------------------
    AAA                                                                  $ 4,350,737                                34.9%
    AA                                                                       711,337                                 5.7
    A                                                                      2,840,021                                22.8
    BBB                                                                    3,526,366                                28.3
---------------------------------------------------------------------------------------------------------------------------------
       Investment Grade                                                   11,428,461                                91.7
    BB                                                                       711,338                                 5.7
    B                                                                        237,129                                 1.9
    CCC or lower                                                              52,098                                 0.4
    In or near default                                                        21,360                                 0.3
---------------------------------------------------------------------------------------------------------------------------------
       Below Investment Grade                                              1,021,925                                 8.3
    Redeemable preferred stock                                                   672                                 0.0
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                $12,451,058                               100.0%
---------------------------------------------------------------------------------------------------------------------------------

        Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company’s ten largest fixed maturity exposures to an individual creditor group as of September 30, 2003.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           Market Value
                         Creditor                                                          (in millions)
---------------------------------------------------------------------------------------------------------------------------------
                Berkshire Hathaway                                                              $74.1
                Duke Energy                                                                      71.2
                Progress Energy                                                                  65.5
                Verizon                                                                          65.1
                Wachovia                                                                         65.1
                Cox Communications                                                               64.9
                Constellation Energy Group                                                       60.5
                Bank of America                                                                  60.0
                Inco                                                                             59.1
                BellSouth Corporation                                                            56.6

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

        Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $2,090.6 million at September 30, 2003, representing 12.6% of the Company’s total invested assets.

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

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2003, the balance sheet date. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At September 30, 2003, the Company had an overall pretax net unrealized gain of $651.4 million.

        The following table summarizes by category the unrealized gains and losses of the Company’s investments classified as available for sale as of September 30, 2003.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Gross            Gross          Estimated
                                                                 Amortized      Unrealized       Unrealized         Market
                                                                   Cost            Gains           Losses            Value
                                                                                       (In thousands)
---------------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Bonds
    Mortgage-backed securities                                  $ 4,195,065      $138,227          $26,094        $ 4,307,198
    United States Government and authorities                         84,184         6,682               48             90,818
    States, municipalities, and political subdivisions               25,380         1,891                0             27,271
    Public utilities                                              1,329,926        97,770           13,528          1,414,168
    Convertibles and bonds with warrants                             94,915         1,450              947             95,418
    All other corporate bonds                                     6,070,651       480,765           35,903          6,515,513
  Redeemable preferred stock                                            535           137                0                672
---------------------------------------------------------------------------------------------------------------------------------
                                                                 11,800,656       726,922           76,520         12,451,058
Equity securities                                                    52,623         2,094            1,135             53,582
Short-term investments                                              582,830             0                0            582,830
---------------------------------------------------------------------------------------------------------------------------------
Total                                                           $12,436,109      $729,016          $77,655        $13,087,470
---------------------------------------------------------------------------------------------------------------------------------

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

        For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at September 30, 2003, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

---------------------------------------------------------------------------------------------------------------------------------
                                         Estimated    % Market     Amortized    % Amortized     Unrealized      % Unrealized
                                       Market Value     Value        Cost          Cost            Loss             Loss
                                                                       (In thousands)
---------------------------------------------------------------------------------------------------------------------------------
‹= 90 days                               $1,182,350      57.9%    $1,201,529       56.7%         $(19,179)           24.7%
›90 days but ‹= 180 days                    315,572      15.5        326,699       15.4           (11,127)           14.3
›180 days but ‹= 270 days                   120,870       5.9        124,138        5.9            (3,268)            4.2
›270 days but ‹= 1 year                     134,866       6.6        140,642        6.6            (5,776)            7.4
›1 year but ‹= 2 years                      153,470       7.5        168,114        7.9           (14,644)           18.9
›2 - but ‹= 3 years                          15,746       0.8         18,960        0.9            (3,214)            4.1
›3 - but ‹= 4 years                          30,142       1.5         33,681        1.6            (3,539)            4.6
›4 - but ‹= 5 years                          39,351       1.9         44,171        2.1            (4,820)            6.2
›5 years                                     50,047       2.4         62,135        2.9           (12,088)           15.6
---------------------------------------------------------------------------------------------------------------------------------
Total                                    $2,042,414     100.0%    $2,120,069      100.0%         $(77,655)          100.0%
---------------------------------------------------------------------------------------------------------------------------------

        The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at September 30, 2003, is presented in the following table.

---------------------------------------------------------------------------------------------------------------------------------
                                      Estimated      % Market       Amortized    % Amortized     Unrealized      % Unrealized
                                    Market Value       Value          Cost          Cost            Loss             Loss
                                                                        (In thousands)
---------------------------------------------------------------------------------------------------------------------------------
Agency Mortgages                     $  136,134        6.7%        $  138,866        6.6%         $ (2,732)           3.5%
Banking                                  94,479        4.6             96,533        4.6            (2,054)           2.7
Basic Industrial                         72,159        3.5             75,272        3.6            (3,113)           4.0
Brokerage                                38,552        1.9             38,951        1.8              (399)           0.5
Capital Goods                            12,997        0.6             13,498        0.6              (501)           0.7
Communications                          110,001        5.4            114,164        5.4            (4,163)           5.4
Consumer Cyclical                        47,822        2.4             49,134        2.3            (1,312)           1.7
Consumer Noncyclical                     72,744        3.6             74,480        3.5            (1,736)           2.2
Electric                                323,124       15.8            341,941       16.1           (18,817)          24.2
Energy                                   79,220        3.9             81,364        3.8            (2,144)           2.8
Finance Companies                        88,896        4.4             89,301        4.2              (405)           0.5
Insurance                                67,694        3.3             69,975        3.3            (2,281)           2.9
Municipal Agencies                          489        0.0                489        0.0                (0)           0.0
Natural Gas                             162,155        7.9            167,148        7.9            (4,993)           6.4
Non-Agency Mortgages                    568,327       27.8            580,012       27.4           (11,685)          15.1
Other Finance                            94,795        4.7            105,808        5.0           (11,013)          14.2
Other Industrial                          4,842        0.2              4,945        0.2              (103)           0.1
Other Utility                                21        0.0                 44        0.0               (23)           0.0
Technology                                  116        0.0                143        0.0               (27)           0.0
Transportation                           65,234        3.2             75,336        3.6           (10,102)          13.0
U. S. Government                          2,613        0.1              2,665        0.1               (52)           0.1
---------------------------------------------------------------------------------------------------------------------------------
Total                                $2,042,414      100.0%        $2,120,069      100.0%         $(77,655)         100.0%
---------------------------------------------------------------------------------------------------------------------------------

        The range of maturity dates for securities in an unrealized loss position at September 30, 2003 varies, with 13.8% maturing in less than 5 years, 18.0% maturing between 5 and 10 years, and 68.2% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at September 30, 2003.

---------------------------------------------------------------------------------------------------------------------------------
       S&P or Equivalent            Estimated       % Market        Amortized     % Amortized   Unrealized     % Unrealized
          Designation             Market Value        Value           Cost           Cost          Loss            Loss
                                                                       (In thousands)
---------------------------------------------------------------------------------------------------------------------------------
  AAA/AA/A                         $1,244,448          60.9%       $1,263,936         59.6%       $(19,488)        25.1%
  BBB                                 401,628          19.7           421,553         19.9         (19,925)        25.7
---------------------------------------------------------------------------------------------------------------------------------
     Investment Grade               1,646,076          80.6         1,685,489         79.5         (39,413)        50.8
  BB                                  158,278           7.7           171,895          8.1         (13,617)        17.5
  B                                   173,085           8.5           187,690          8.9         (14,605)        18.8
  CCC or lower                         46,756           2.3            56,124          2.6          (9,368)        12.1
  In or near default                   18,219           0.9            18,871          0.9            (652)         0.8
---------------------------------------------------------------------------------------------------------------------------------
Below Investment Grade                396,338          19.4           434,580         20.5         (38,242)        49.2
---------------------------------------------------------------------------------------------------------------------------------
Total                              $2,042,414         100.0%       $2,120,069        100.0%       $(77,655)       100.0%
---------------------------------------------------------------------------------------------------------------------------------

        At September 30, 2003, 80.6% of total securities in an unrealized loss position were rated as investment grade. The Company generally purchases its investments with the intent to hold to maturity, therefore, the Company does not consider these unrealized losses as other-than-temporary impairments.

        At September 30, 2003, securities in an unrealized loss position that were rated as below investment grade represented 19.4% of the total market value and 49.2% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $26.8 million. Bonds rated less than investment grade were 6.2% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

---------------------------------------------------------------------------------------------------------------------------------
                                        Estimated    % Market       Amortized    % Amortized      Unrealized      % Unrealized
                                      Market Value     Value          Cost          Cost             Loss             Loss
                                                                        (In thousands)
---------------------------------------------------------------------------------------------------------------------------------
‹= 90 days                            $  87,710        22.1%       $  92,325         21.2%       $  (4,615)         12.0%
›90 days but ‹= 180 days                 51,747        13.1           52,954         12.2            (1,207)          3.2
›180 days but ‹= 270 day                 34,090         8.6           35,644          8.2            (1,554)          4.1
›270 days but ‹= 1 year                  41,864        10.6           45,948         10.6            (4,084)         10.7
›1 year but ‹= 2 years                   88,951        22.4           97,615         22.5            (8,664)         22.6
›2 - but ‹= 3 years                       8,649         2.2           10,034          2.3            (1,385)          3.6
›3 - but ‹= 4 years                       7,801         2.0            9,811          2.2            (2,010)          5.3
›4 - but ‹= 5 years                      26,355         6.6           29,946          6.9            (3,591)          9.4
›5 years                                 49,171        12.4           60,303         13.9           (11,132)         29.1
---------------------------------------------------------------------------------------------------------------------------------
Total                                  $396,338       100.0%        $434,580        100.0%         $(38,242)        100.0%
---------------------------------------------------------------------------------------------------------------------------------

Realized Losses

        Realized losses are comprised of both write-downs on other than temporary impairments and actual sales of investments.

        During the nine months ended September 30, 2003, the Company recorded pretax other than temporary impairments in its investments of $19.8 million as compared to $24.0 million in the nine months ended September 30, 2002.

        As discussed earlier, the Company’s management considers several factors when determining other than temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of its investment portfolio as available for sale. During the nine months ended September 30, 2003, the Company sold securities in an unrealized loss position with a market value of $428.7 million resulting in a realized loss of $4.0 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

---------------------------------------------------------------------------------------------------------------------------------
                                              Proceeds         % Proceeds              Realized Loss       % Realized Loss
                                                                          (In thousands)
---------------------------------------------------------------------------------------------------------------------------------
‹= 90 days                                    $382,091             89.1%                  $  501                12.6%
›90 days but ‹= 180 days                         6,749              1.6                       15                 0.4
›180 days but ‹= 270 days                        3,000              0.7                    1,952                49.0
›270 days but ‹= 1 year                         33,109              7.7                      239                 5.9
› 1 year                                         3,731              0.9                    1,277                32.1
---------------------------------------------------------------------------------------------------------------------------------
Total                                         $428,680            100.0%                  $3,984               100.0%
---------------------------------------------------------------------------------------------------------------------------------

Mortgage Loans

        The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At September 30, 2003 and December 31, 2002, this Company’s allowance for mortgage loan credit losses was $4.7 million.

        For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2003, approximately $362.0 million of the Company’s mortgage loans have this participation feature.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At September 30, 2003, the Company had outstanding mortgage loan commitments of $668.5 million.

        At September 30, 2003, delinquent mortgage loans and foreclosed properties were 0.2% of invested assets.

Liabilities

        Many of the Company’s products contain surrender charges and other features that reward persistency and penalizes the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At September 30, 2003, the Company had policy liabilities and accruals of $9.5 billion. The Company’s interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 4.5%.

        At September 30, 2003, the Company had $4.1 billion of stable value contract account balances and $3.5 billion of annuity account balances.

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

        Derivative instruments expose the Company to credit and market risk and could result in material changes from quarter-to-quarter. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1,047.0 million during 2002. Cash outflows related to stable value contracts are estimated to be approximately $1,086.5 million in 2003. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at September 30, 2003, to fund mortgage loans in the amount of $668.5 million. The Company’s subsidiaries held $684.1 million in cash and short-term investments at September 30, 2003. The Company had an additional $3.8 million in cash and short-term investments available for general corporate purposes.

        While the Company generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has arranged sources of credit for its insurance subsidiaries to use when needed. At September 30, 2003, Protective Life Insurance Company had $111.7 million of securities sold under repurchase agreements with an interest rate of 1.12%. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may from time to time sell short-duration stable value products to complement its cash management practices.

        The Company has also used securitization transactions involving its commercial mortgage loans to increase its liquidity.

Capital

        At September 30, 2003, the Company had borrowed $4.0 million under its $200.0 million revolving line of credit due October 1, 2005, at an interest rate of 1.61%.

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

---------------------------------------------------------------------------------------------------------------------------------
                 (in thousands)                                2003            2004-2005        2006-2007       After 2007
---------------------------------------------------------------------------------------------------------------------------------
     Debt                                                                    $   79,000                          $359,095
     Guaranteed preferred beneficial interests                                                                    215,000
     Stable value contracts                                   $405,022        1,831,752         $1,798,941         99,497
     Notes payable                                                                2,249
     Operating lease obligation                                    389            3,113             76,816
     Mortgage loan commitments                                 668,462
     Securities sold under repurchase agreements               111,725

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

        The Company and its subsidiaries are subject to examination, review, and investigation by regulatory authorities, including insurance and securities regulators, and tax authorities. Several such examinations are currently ongoing. Although the Company cannot predict what actions may be taken by any regulatory authority, the Company does not believe that this or any other matter currently under examination, review, or investigation or any other pending or threatened regulatory or tax-related action with respect to the Company or any of its subsidiaries is reasonably likely to have a material effect on the Company.

        Legislation has been enacted that permits commercial banks, insurance companies and investment banks to combine, provided certain requirements are satisfied. While the Company cannot predict the impact of this legislation, it could cause the Company to experience increased competition as larger, potentially more efficient organizations emerge from such combinations.

        Under the Internal Revenue Code of 1986, as amended (the “Code”), income tax payable by policy holders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company and its subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict or eliminate the advantages of certain corporate or bank-owned life insurance products. Recent changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. In addition, life insurance products are often used to fund estate tax obligations. Legislation has been enacted that would, over time, reduce and eventually eliminate the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. Additionally, the Company is subject to the federal corporation income tax. The Company cannot predict what changes to tax law or interpretations of existing tax law could adversely affect the Company.

        The Company’s Life Marketing segment is implementing and continuing to refine a more sophisticated administrative system capable of facilitating the calculation of more precise estimates of the segment’s deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the segment’s balance sheet. The segment’s future results may be affected, positively or negatively, by changes in such estimates arising from the implementation of this system.

        The Company’s ability to grow depends in large part upon the continued availability of capital. The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as the Company has incurred realized and unrealized losses on its invested assets and increased its reserves on the residual value product. Although positive performance in the equity markets has recently allowed the Company to slightly decrease its GMDB related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption. In recent years, most financial services companies, including the Company, experienced a decrease in the market price of their common stock. A lower stock price may limit the Company’s ability to raise capital to fund growth opportunities and acquisitions. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control. A lack of sufficient capital could impair the Company’s ability to grow.

        The Company cedes material amounts of insurance to other companies through reinsurance. The cost of reinsurance is, generally, reflected in the premium rates charged by the Company. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance, though the Company does not anticipate increases to occur. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. In the ordinary course of business, the Company continues to refine its internal control environment. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 15 — Letter re unaudited interim financial information.

Exhibit 31(a) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a) — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b) — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99 – Safe Harbor for Forward-Looking Statements.

(b)	The following 8-K was furnished to the Securities and Exchange Commission during the three months ended September 30, 2003:

A Form 8-K, Item 12, was furnished to the Securities and Exchange Commission on August 6, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date:	November 14, 2003	/s/ Steven G. Walker
Steven G. Walker
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)