Form 10-K
period 2003-12-31
PROTECTIVE LIFE CORP
filed 2004-03-15
CIK 355429

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

For the fiscal year ended December 31, 2003	Commission File Number 1-12332

PROTECTIVE LIFE CORPORATION

(Exact name of Registrant as specified in its charter)

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223

(Address of principal executive offices, including zip code)

DELAWARE	95-2492236
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identificiation No.)

Registrant's telephone number, including area code (205) 268-1000
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.50 Par Value
Series A Junior Participating Cumulative Preferred Stock, $1.00 Par Value
PLC Capital Trust III 7.5% Trust Originated Preferred Securities
PLC Capital Trust IV 7.25% Trust Originated Preferred Securities
PLC Capital Trust V 6.125% Trust Originated Preferred Securities
Guarantees Issued for the Benefit of Holders of:
PLC Capital Trust III 7.5% Trust Originated Preferred Securities
Guarantees Issued for the Benefit of Holders of:
PLC Capital Trust IV 7.25% Trust Originated Preferred Securities
Guarantees Issued for the Benefit of Holders of:
PLC Capital Trust V 6.125% Trust Originated Preferred Securities
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

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of June 30, 2003: $1,776,822,366

Number of shares of Common Stock, $0.50 Par Value, outstanding as of February 27, 2004: 69,123,856

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement prepared for the 2004 annual meeting of share owners, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

PART I

                                                                                                               Page

Item 1.       Business.....................................................................................

Item 2.       Properties...................................................................................

Item 3.       Legal Proceedings............................................................................

Item 4.       Submission of Matters to a Vote of Share Owners..............................................

                                                             PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Share-Owner Matters................................................................

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

Item 9A.      Controls and Procedures......................................................................
                                                            PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................

Item 11.      Executive Compensation.......................................................................

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management and Related Share Owner Matters.................................................

Item 13.      Certain Relationships and Related Transactions...............................................

Item 14.      Principal Accountant Fees and Services.......................................................

                                                             PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports
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

        Copies of the Company’s Proxy Statement and 2003 Annual Report to Share Owners will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Share-Owner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3573, FAX (205) 268-5547. Copies may also be requested through the Internet from the Company’s Worldwide Web Site (www.protective.com). The Company makes periodic and current reports available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information incorporated herein by reference is also electronically accessible through the Internet from the “EDGAR Database of Corporate Information” on the Securities and Exchange Commission’s World Wide Web site (www.sec.gov).

        The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products and Asset Protection. The Company also has an additional segment referred to as Corporate and Other.

        Additional information concerning the Company’s business segments may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 10 to Consolidated Financial Statements included herein.

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

Life Marketing

        The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and “bank owned life insurance” (BOLI) products on a national basis. The segment uses several methods of distribution for its products. One distribution system is comprised of brokerage general agencies who recruit a network of independent life agents. The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers. Also, the Company markets BOLI through an independent marketing organization that specializes in this market. The segment also distributes life insurance products through stockbrokers and banks, and through direct response and worksite arrangements.

        The following table shows the Life Marketing segment’s sales measured by new premium.

             Year Ended
             December 31                             Sales
-------------------------------------------------------------------------
                                             (dollars in millions)

                1999                                 $139.2
                2000                                  161.1
                2001                                  163.5
                2002                                  224.1
                2003                                  289.6
-------------------------------------------------------------------------

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

        Most acquisitions closed by the Acquisitions segment do not include the acquisition of an active sales force. In transactions where some marketing activity was included, the Company generally either ceased future marketing efforts or redirected those efforts to another segment of the Company. However, in the case of the acquisition of West Coast Life Insurance Company (West Coast) which was closed by the Acquisitions segment in 1997, the Company elected to continue the marketing of new policies and operate West Coast as a component of the Company’s Life Marketing segment.

        The Company believes that it’s focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies give it a significant competitive advantage over many other companies that attempt to make similar acquisitions. The Company expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, management believes that the Company may face increased competition for future acquisitions.

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

                                  Number
       Year Ended                   of                       Capital
      December 31              Transactions                  Invested
--------------------------------------------------------------------------------
                                                      (dollars in millions)
          2001                       2                        $247.8
          2002                       1                          60.0
--------------------------------------------------------------------------------

        In 2001, the Company coinsured a block of individual life policies from Standard Insurance Company, and acquired the stock of Inter-State Assurance Company (Inter-State) and First Variable Life Insurance Company (First Variable) from ILona Financial Group, Inc., the U.S. subsidiary of Irish Life & Permanent plc of Dublin, Ireland. In 2002, the Company coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company. Although acquisition opportunities were investigated, no transactions were completed in 1999, 2000, or 2003.

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

       Year Ended                 Fixed                   Variable                    Total
       December 31              Annuities                Annuities                  Annuities
------------------------------------------------------------------------------------------------------
                                                   (dollars in millions)

          1999                     $350                      $361                      $711
          2000                      635                       257                       892
          2001                      689                       263                       952
          2002                      628                       325                       953
          2003                      164                       350                       514
------------------------------------------------------------------------------------------------------

Stable Value Products

        The Company’s Stable Value Products segment markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans. GICs are generally contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options available to plan participants.

        The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments and money market funds, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. During the fourth quarter of 2003, the Company registered a funding agreement-backed notes program with the SEC. Through this program, the Company is able to offer notes to both institutional and retail investors. The segment’s funding agreement-backed notes complement the Company’s overall asset-liability management in that the terms of the funding agreements may be tailored to the needs of the seller, as opposed to the needs of the buyer, and more so in a retail program. The segment had sales of $450 million under this program in 2003.

        The Company’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution and administration costs. Most GIC contracts and funding agreements written by the Company have maturities of three to seven years.

        The following table shows the stable value products sales.

       Year Ended                               Funding
      December 31               GICS           Agreements        Total
----------------------------------------------------------------------------
                                        (dollars in millions)

          1999                  $584            $  386          $  970
          2000                   418               801           1,219
          2001                   409               637           1,046
          2002                   267               888           1,155
          2003                   275             1,333           1,608
----------------------------------------------------------------------------

        The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of sales.

Asset Protection

        The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. The segment’s products are primarily marketed through a national network of 2,500 automobile and marine dealers. The Asset Protection segment has also offered credit insurance through banks and consumer finance companies.

        The Asset Protection segment also has offered other casualty insurance products, including surety bonds and products that insure or guarantee the residual or market value of vehicles under leases and vehicle finance contracts. The segment’s recent operating results have been negatively affected as a result of casualty claims in these lines being significantly higher than assumed or estimated when these products were priced. The Asset Protection segment recorded charges of $30.9 million in 2002, and $28.4 million in 2003, primarily as a result of the negative claims experience that these lines and other non-core lines were experiencing. The segment has taken affirmative steps to exit and reduce its risk exposure in these lines. Actual claims experience in these lines is affected by general economic conditions, trends in used vehicle prices and default rates and other factors that can be very difficult to predict when pricing products. Although the Company has taken affirmative steps to exit and reduce its exposure to these casualty product lines, a material adverse development in such casualty claims trends could have a material, adverse effect on the Company.

        The Company continues to closely monitor the effects that declining used vehicle values might have on residual value reserves in the Asset Protection segment. The Company entered into an agreement in 2003, under the terms of which an unaffiliated company assumed the administration and marketing responsibilities for a portion of the Asset Protection segment’s financial institutions credit business that was based in Raleigh, North Carolina. The Company is reviewing strategic alternatives for certain under-performing product lines in the Asset Protection segment.

        In 2000, the Company acquired the Lyndon Insurance Group (Lyndon) from Frontier Insurance Group. Lyndon markets a variety of specialty insurance products, including credit insurance and vehicle and marine extended service contracts. Lyndon distributes products on a national basis through financial institutions and automobile dealers.

        The Company is the fifth largest writer of credit insurance in the United States according to industry surveys. These policies cover consumer loans made by financial institutions located primarily in the southeastern United States and automobile dealers throughout the United States.

        The following table shows the credit insurance and related product sales measured by new premium including the sales of Lyndon since the date of acquisition.

             Year Ended
             December 31                             Sales
-------------------------------------------------------------------------
                                             (dollars in millions)

                1999                                 $283.4
                2000                                  523.6
                2001                                  521.4
                2002                                  490.3
                2003                                  491.8
-------------------------------------------------------------------------

        In 2003, approximately 58% of the segment’s sales were through the automobile dealer distribution channel, and approximately 42% of sales were extended service contracts. A portion of the sales and resulting premium are reinsured with producer-owned reinsurers.

Corporate and Other

        The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other business segments described above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several small lines of business which the Company is not actively marketing (mostly cancer insurance and group annuities), various investment-related transactions, and the operations of several small subsidiaries (including a subsidiary that markets discount plans). The earnings of this segment may fluctuate from year to year. In 2000, the Company sold its participation in a joint venture which owned a small life insurance company in Hong Kong.

Discontinued Operations

        On December 31, 2001, the Company completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued other remaining Dental Division operations, primarily other health insurance lines.

Investments

        The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Notes 1 and 2 to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

        The table below shows a breakdown of the Company’s mortgage-backed securities portfolio by type at December 31, 2003. Planned amortization class securities (PACs) pay down according to a schedule. Targeted amortization class securities (TACs) pay down in amounts approximating a targeted schedule. Non-Accelerated Security (NAS) receive no principal payments in the first five years, after which NAS receive an increasing percentage of pro rata principal payments until the tenth year, after which NAS receive principal as principal of the underlying mortgages is received. All of these types of structured mortgage-backed securities give the Company some measure of protection against both prepayment and extension risk.

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

                                           Percentage of
                                          Mortgage-Backed
     Type                                    Securities
------------------------------------------------------------------
     Sequential                                 36.3%
     Pass Through                               32.9
     PAC                                        17.4
     CMBS                                        6.9
     NAS                                         4.0
     Accretion Directed                          2.4
     TAC                                         0.1
------------------------------------------------------------------
                                               100.0%
------------------------------------------------------------------

        The Company obtains ratings of its fixed maturities from Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Corporation (S&P). If a bond is not rated by Moody’s or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 2003, over 99% of bonds were rated by Moody’s, S&P, or the NAIC.

        The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31, 2003, is as follows:

                                                 Percentage of Fixed
Rating                                          Maturity Investments
------------------------------------------------------------------------
AAA                                                     36.9%
AA                                                       5.9
A                                                       22.9
BBB                                                     26.8
BB or less                                               7.5
------------------------------------------------------------------------
                                                       100.0%
------------------------------------------------------------------------

        At December 31, 2003, approximately $12.4 billion of the Company’s $13.4 billion bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $995.5 million of its fixed maturities portfolio was rated less than investment grade, of which $407.6 million are bank loan participations and $66.9 million were securities issued in Company-sponsored commercial mortgage loan securitizations. The Company has increased its investment in bank loan participations over the last two years to take advantage of market conditions.

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

        The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 2003 was $3.1 million. The average size mortgage loan in the Company’s portfolio is approximately $2.2 million. The largest single loan amount is $19.6 million.

        The following table shows a breakdown of the Company’s mortgage loan portfolio by property type at December 31, 2003:

                                                Percentage of
                                               Mortgage Loans
     Property Type                             on Real Estate
---------------------------------------------------------------------------
     Retail                                          74.7%
     Apartments                                       7.9
     Office Buildings                                 8.0
     Warehouses                                       8.0
     Other                                            1.4
---------------------------------------------------------------------------
                                                    100.0%
---------------------------------------------------------------------------

        Retail loans are generally on strip shopping centers anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company’s borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are the largest anchor tenants (measured by the Company’s exposure) at December 31, 2003:

                                                 Percentage of
                                                 Mortgage Loans
     Anchor Tenants                              on Real Estate
-----------------------------------------------------------------------------
     Ahold Corporation                                  2.8%
     Walgreen Corporation                               2.7
     Food Lion, Inc.                                    2.6
     Wal-Mart Stores, Inc.                              2.4
     Winn Dixie Stores, Inc.                            2.2
-----------------------------------------------------------------------------

        The Company’s mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property’s projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $382.7 million of the Company’s mortgage loans have this participation feature.

        Many of the Company’s mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

        At December 31, 2003, $11.8 million or 0.4% of the mortgage loan portfolio was nonperforming. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

        In 1996, the Company sold approximately $554 million of its mortgage loans in a securitization transaction. In 1997, the Company sold approximately $445 million of its loans in a second securitization transaction. In 1998 the Company securitized $146 million of its mortgage loans and in 1999 the Company securitized $263 million. The securitizations’ senior tranches were sold, and the Company retained the junior tranches. The Company continues to service the securitized mortgage loans. At December 31, 2003, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $283.6 million.

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

        The following table shows the investment results from continuing operations of the Company:

                     Cash, Accrued
                       Investment                                 Percentage
                      Income, and                                  Earned on
   Year ended        Investments at                             Average of Cash            Realized Investment
   December 31        December 31      Net Investment Income    and Investments              Gains (Losses)
                                                                                  ------------------------------------
                                                                                     Derivative
                                                                                      Financial         All Other
                                                                                     Instruments       Investments
----------------------------------------------------------------------------------------------------------------------
                                                 (dollars in thousands)

      1999              $ 8,877,038          $  667,968                7.6%              $(2,279)          $  1,222
      2000               10,419,217             730,149                7.6                 9,013            (16,056)
      2001               13,604,102             880,141                7.3                (1,114)            (8,740)
      2002               15,765,420           1,022,953                7.0                28,308                910
      2003               17,752,081           1,030,752                6.4                12,550             58,064
----------------------------------------------------------------------------------------------------------------------

Life Insurance in Force

        The following table shows life insurance sales by face amount and life insurance in force.

                                                                     Year Ended December 31
                                        ----------------------------------------------------------------------------------
                                               2003             2002             2001            2000             1999
--------------------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
New Business Written
     Life Marketing                        $102,154,269     $ 67,827,198     $ 40,538,738    $ 45,918,373     $ 26,918,775
     Group Products(1)                           67,405           44,567          123,062         143,192          123,648
     Asset Protection                         6,655,790        4,516,350        5,917,047       7,052,106        6,665,219
--------------------------------------------------------------------------------------------------------------------------
        Total                              $108,877,464     $ 72,388,115     $ 46,578,847    $ 53,113,671     $ 33,707,642
--------------------------------------------------------------------------------------------------------------------------
Business Acquired
     Acquisitions                                           $  3,859,788     $ 19,992,424
     Asset Protection                                                                        $  2,457,296     $    620,000
--------------------------------------------------------------------------------------------------------------------------
        Total                                               $  3,859,788     $ 19,992,424    $  2,457,296     $    620,000
--------------------------------------------------------------------------------------------------------------------------
Insurance in Force at End of Year(2)
     Life Marketing                        $305,939,864     $225,667,767     $159,485,393    $129,502,305     $ 91,627,218
     Acquisitions                            30,755,635       27,372,622       36,856,042      20,133,370       22,054,734
     Group Products(1)                          710,358        5,015,636        5,821,744       7,348,195        6,065,604
     Asset Protection                         9,088,963       12,461,564       12,094,947      13,438,226       10,069,030
--------------------------------------------------------------------------------------------------------------------------
        Total                              $346,494,820     $270,517,589     $214,258,126    $170,422,096     $129,816,586
--------------------------------------------------------------------------------------------------------------------------
(1)	On December 31, 2001, The Company completed the sale of substantially all of its Dental Division, with which the group products are associated.

(2)	Reinsurance assumed has been included; reinsurance ceded (2003 — $292,740,795; 2002 — $219,025,215; 2001-$171,449,182; 2000-$128,374,583; 1999-$92,566,755) has not been deducted.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

                                               Ratio of
Year Ended                                    Voluntary
December 31                                 Terminations
-------------------------------------------------------------
     1999.........................              6.0%
     2000.........................              5.8
     2001.........................              7.4
     2002.........................              4.7
     2003.........................              4.1
-------------------------------------------------------------

        The amount of investment products in force is measured by account balances. The following table shows stable value product and annuity account balances. Most of the variable annuity account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

                                 Stable                 Modified
       Year Ended                 Value                Guaranteed                Fixed                 Varialbe
      December 31               Products               Annuities               Annuities              Annuities
----------------------------------------------------------------------------------------------------------------------
                                                            (dollars in thousands)

          1999                   $2,680,009             $  941,692             $  391,085             $2,085,072
          2000                    3,177,863              1,384,027                330,428              2,043,878
          2001                    3,716,530              1,883,998              1,143,394              2,131,476
          2002                    4,018,552              2,390,440                955,886              1,864,993
          2003                    4,676,531              2,286,417                851,165              2,388,033
----------------------------------------------------------------------------------------------------------------------

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

        The Company’s insurance subsidiaries require blood samples to be drawn with individual insurance applications above certain face amounts ranging from $100,000 to $250,000 based on the applicant’s age, except in the worksite and BOLI markets where no blood testing is required. Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

Reinsurance Ceded

        The Company’s insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life. In many cases the retention is less. At December 31, 2003, the Company had insurance in force of $346.5 billion of which approximately $292.7 billion was ceded to reinsurers.

        Over the past several years, the Company’s reinsurers have reduced the net cost of reinsurance to the Company. Consequently, the Company has increased the amount of reinsurance which it cedes on newly-written individual life insurance policies, and has also ceded a portion of the mortality risk of existing business of the Life Marketing and Acquisitions business segments.

        The Company also has used reinsurance in the sale of the Dental Division and to reinsure fixed annuities in conjunction with the acquisition of two small insurers and for reinsuring guaranteed minimum death benefit (GMDB) claims in its variable annuity contracts.

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

        Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in a memorandum account designated as “Policyholders’ Surplus” to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders’ Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 2003, the aggregate accumulation in the Policyholders’ Surplus account was $70.5 million. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

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

Regulation

        The Company’s subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the Company’s business, which may include premium rates, marketing practices, advertising, privacy, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC) as modified by the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view; for example, requiring immediate expensing of policy acquisition costs and through the use of more conservative computations of policy liabilities. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 2003 statutory financial reports, the Company’s insurance subsidiaries are adequately capitalized under the formula.

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

        Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s financial strength. The Company’s insurance subsidiaries were assessed immaterial amounts in 2003, which will be partially offset by credits against future state premium taxes.

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

        The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to Protective Life Corporation by Protective Life in 2004 is estimated to be $293.8 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company’s insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

        The Company’s insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (ERISA). Severe penalties are imposed for breach of duties under ERISA.

        Certain policies, contracts and annuities offered by the Company’s subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions.

        Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Employees

        At December 31, 2003 the Company had approximately 2,468 authorized positions, including approximately 1,404 in Birmingham, Alabama. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2003 was approximately $8.8 million. In addition, substantially all of the employees are covered by a pension plan. The Company also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note 11 to Consolidated Financial Statements.

Executive Officers

        The executive officers of the Company as of March 1, 2004 are as follows:

                  Name                                 Age                        Position
John D. Johns                                          52         Chairman of the Board, President, Chief
                                                                  Executive Officer, and a Director
R. Stephen Briggs                                      54         Executive Vice President, Life and Annuity
Allen W. Ritchie                                       46         Executive Vice President and Chief Financial
                                                                  Officer
Richard J. Bielen                                      43         Senior Vice President, Chief Investment Officer
                                                                  and Treasurer
Brent E. Griggs                                        48         Senior Vice President, Asset Protection
J. William Hamer, Jr.                                  59         Senior Vice President and Chief
                                                                  Human Resources Officer
Thomas Davis Keyes                                     51         Senior Vice President,
                                                                  Information Services
Carolyn King                                           53         Senior Vice President,
                                                                  Acquisitions
Deborah J. Long                                        50         Senior Vice President,
                                                                  Secretary and General Counsel
Bernard L. Robins                                      65         Senior Vice President,
                                                                  West Coast Life
Wayne E. Stuenkel                                      50         Senior Vice President
                                                                  and Chief Actuary
Carl S. Thigpen                                        47         Senior Vice President, Chief Mortgage and Real
                                                                  Estate Officer
Steven G. Walker                                       44         Senior Vice President, Controller, and
                                                                  Chief Accounting Officer
Judy Wilson                                            46         Senior Vice President,
                                                                  Stable Value Products
Jerry W. DeFoor                                        51         Vice President, Business Planning

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

        Ms. King has been Senior Vice President, Acquisitions of the Company since December 2003. Ms. King served as Senior Vice President, Life and Annuity Division of the Company from January 2003 until December 2003. From April 1995 to January 2003, she served as Senior Vice President, Investment Products Division.

        Ms. Long has been Senior Vice President, Secretary and General Counsel of the Company since November 1996. From February 1994 to November 1996, she was Senior Vice President and General Counsel.

        Mr. Robins has been Senior Vice President, West Coast Life of the Company since March 2004. Since December 2003, he has served as Executive Vice President and Chief Operating Officer of West Coast Life Insurance Company. From June 1997 until December 2003 he served as Executive Vice President of West Coast Life Insurance Company.

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

        Mr. Walker has been Senior Vice President, Controller and Chief Accounting Officer of the Company since March 2004. From September 2003 through March 2004, he served as Vice President, Controller, and Chief Accounting Officer of the Company. From August 2002 to September 2003, he served as Vice President and Chief Financial Officer of the Asset Protection Division of the Company. From November 1998 through July 2002, Mr. Walker served as Senior Vice President and Chief Financial Officer of Aon Integramark.

        Ms. Wilson has been Senior Vice President, Stable Value Products of the Company since January 1995. Ms. Wilson has been employed by the Company and its subsidiaries since 1991.

        Mr. DeFoor has been Vice President, Business Planning of the Company since September 2003. Mr. DeFoor was Vice President and Controller, and Chief Accounting Officer of the Company from April 1989 to September 2003. Mr. DeFoor has been employed by the Company and its subsidiaries since 1982.

        Certain of these executive officers also serve as executive officers and/or directors of various other Company subsidiaries.

Item 2. Properties

        The Company’s Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976, a second contiguous 220,000 square-foot building which was completed in 1985, and a third contiguous 315,000 square-foot building that was completed in January 2003. In addition, parking is provided for approximately 2,760 vehicles. In 2000, the Company entered into an arrangement, with an unrelated party, for the construction of the third building. The unrelated party owns the building and leases it to the Company. The lease is accounted for as an operating lease under SFAS No. 13 “Accounting For Leases”. Lease payments are based on current LIBOR interest rates and the cost of the building. At the end of the lease term, February 1, 2007, the Company may purchase the building for the original building cost of approximately $75 million. Based upon current interest rates, annual lease payments are estimated to be $1.5 million. Were the Company not to purchase the building, a payment of approximately $66 million would be due at the end of the lease term.

        The Company leases administrative and marketing office space in approximately 25 cities including approximately 24,173 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $8.1 million.

Item 3. Legal Proceedings

        To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company’s properties is the subject. For additional information regarding legal proceedings see “Known Trends and Uncertainties” included herein.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 2003 to a vote of security holders of the Company.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Share-Owner Matters

        The Company’s Common Stock is listed and principally traded on the New York Stock Exchange (NYSE symbol: PL). The following table sets forth the highest and lowest closing prices of the Company’s Common Stock, $0.50 par value, as reported by the New York Stock Exchange during the periods indicated, along with the dividends paid per share of Common Stock during the same periods.

                                                         Range
                                                 -----------------------

                                                    High        Low       Dividends
--------------------------------------------------------------------------------------
2002
  First Quarter............................         $32.32      $27.94        $.14
  Second Quarter...........................          33.46       30.61         .15
  Third Quarter............................          33.75       27.23         .15
  Fourth Quarter...........................          32.60       27.20         .15
--------------------------------------------------------------------------------------
2003
  First Quarter............................          29.27       24.71         .15
  Second Quarter...........................          30.14       25.99         .16
  Third Quarter............................          30.75       26.84         .16
  Fourth Quarter...........................          34.22       30.47         .16
--------------------------------------------------------------------------------------

        On February 27, 2004, there were approximately 2,140 owners of record of Company Common Stock.

        The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources” included herein. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 – “Business – Regulation”.

        Additional information called for by this Item is incorporated by reference to “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners, to be held May 3, 2004.

Item 6. Selected Financial Data

                                                                          Year Ended December 31
                                           -------------------------------------------------------------------------------
                                                  2003             2002            2001            2000            1999
---------------------------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands, except per share amounts)

INCOME STATEMENT DATA (3)
Premiums and policy fees...............        $1,670,312       $1,561,717     $1,389,820      $1,175,898      $  861,027
Reinsurance ceded......................          (934,435)        (751,396)      (771,151)       (686,108)       (462,297)
---------------------------------------------------------------------------------------------------------------------------
    Net of reinsurance ceded                      735,877          810,321        618,669         489,790         398,730
Net investment income..................         1,030,752        1,022,953        880,141         730,149         667,968
Realized investment gains (losses).....
    Derivative financial instruments...            12,550           28,308        (1,114)           9,013          (2,279)
    All other investments..............            58,064              910        (8,740)         (16,056)          1,222
Other income...........................           120,282          100,196        120,647         151,833          89,680
---------------------------------------------------------------------------------------------------------------------------
    Total revenues.....................         1,957,525        1,962,688      1,609,603       1,364,729       1,155,321
Benefits and expenses..................         1,632,113        1,697,645      1,400,007       1,153,054         954,660
Income tax expense.....................           108,362           87,688         68,538          74,321          70,976
Income (loss) from discontinued
    operations (1).....................                                          (30,522)          16,122          21,642
Change in accounting principle (2).....                                           (7,593)
                                           --------------------------------------------------------------------------------
Net income.............................        $  217,050       $  177,355     $  102,943      $  153,476      $  151,327
===========================================================================================================================

PER SHARE DATA(3)
Net income from continuing
    operations(4) - basic..............        $     3.10       $      2.54    $     2.02      $     2.09      $      1.98
Net income - basic.....................        $     3.10       $      2.54    $     1.48      $     2.33      $      2.31
Average shares outstanding - basic.....        70,033,288        69,923,955    69,410,525      65,832,349       65,604,311
Net income from continuing
    operations(4) - diluted............        $     3.07         $    2.52    $     2.01      $     2.08      $      1.96
Net income  - diluted..................        $     3.07         $    2.52    $     1.47      $     2.32      $      2.29
Average shares
    outstanding - diluted..............        70,644,642        70,462,797    69,950,173      66,281,128       66,161,367
Cash dividends.........................        $     .63          $     .59    $      .55      $      .51      $       .47
Share-owners' equity...................        $   29.02          $   25.06    $    20.42      $    17.26      $     13.41
---------------------------------------------------------------------------------------------------------------------------

(1)   Income from discontinued operations in 2001 includes loss on sale of discontinued operations and loss from discontinued
      operations, net of income tax.
(2)   Cumulative effect of change in accounting principle relating to SFAS No. 133, net of income tax.
(3)   Prior periods have been restated to reflect discontinued operations.
(4)   Net income excluding change in accounting principle and income (loss) from discontinued operations.

                                                                              December 31
                                           -------------------------------------------------------------------------------
                                                  2003             2002           2001           2000           1999
--------------------------------------------------------------------------------------------------------------------------
                                                                          (dollar in thousands)
BALANCE SHEET DATA
Total assets...........................       $24,573,991      $21,933,111   $19,718,824    $15,145,633     $12,994,164
Total debt.............................       $   461,329      $   406,110   $   376,211    $   306,125     $   236,023
Total stable value contract and annuity
    account balances(5)................       $ 4,847,518      $ 4,198,070   $ 3,907,892    $ 3,385,092     $ 2,915,417
Liabilities related to variable interest
    entities...........................       $   400,000
Subordinated debt securities...........       $   221,650      $   215,000   $   175,000    $   190,000     $   190,000
Share-owners' equity...................       $ 2,002,144      $ 1,720,702   $ 1,400,144    $  1,114,058    $   865,223
--------------------------------------------------------------------------------------------------------------------------

(5)     Includes stable value contract account balances and annuity account balances which do not pose significant mortality risk.

Note: Certain reclassifications have been made in the previously reported financial information to make the prior period amounts comparable to those of the current period. Such reclassifications had no effect on previously reported net income or share-owners’ equity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management’s Discussion and Analysis should be read in its entirety, since it contains detailed information that is important to understanding the Company’s results and financial condition. The Overview below is qualified in its entirety by the full Management’s Discussion and Analysis.

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

        This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to “Known Trends and Uncertainties” herein for more information about factors which could affect future results.

OVERVIEW

        Protective Life Corporation (the Company) is a holding company whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. The Company operates five business segments. An operating segment is generally distinguished by products and/or channels of distribution. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. In addition, the Company has another segment referred to as the Corporate and Other segment.

        In 2003, the Company’s net income increased 22.4% to $217.1 million or $3.07 per diluted share, compared to $177.4 million or $2.52 per share in 2002. Included in 2003 net income were net realized investment gains of $0.28 per share compared to gains of $0.04 per share in 2002.

        The Life Marketing segment’s pretax operating income was $159.2 million in 2003, an increase of 26.8% over the $125.6 million reported in 2002. The increase was primarily attributable to an increase in business-in-force.

        The Acquisitions segment’s pretax operating income was $95.2 million in 2003, up slightly from the $95.1 million reported in 2002. Increased earnings from recently completed transactions were offset by the expected declining earnings from older acquired blocks of business.

        The Annuities segment’s pretax operating income was $13.4 million in 2003, a decline of $2.3 million from the $15.7 million reported in 2002. The decrease is primarily due to interest spread compression and low sales of fixed annuities caused by lower interest rates in 2003.

        Stable Value Products pretax operating income was $38.9 million in 2003, compared to $42.3 million in 2002. Average operating spreads decreased to 96 basis points in 2003, compared to 107 basis points in 2002.

        The Asset Protection segment incurred a pretax operating loss of $12.8 million in 2003, compared to a loss of $23.4 million in 2002. Due to negative trends in used vehicle prices affecting the segment’s residual value product, the segment recorded charges totaling $28.4 million in 2003. This charge more than offset the improvements realized in the segment’s other lines of business.

        Corporate and Other pretax operating income was $1.0 million in 2003 compared to $5.6 million in 2002. A $3.0 million increase in interest expense contributed to this decline.

CRITICAL ACCOUNTING POLICIES

        The Company’s accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements. A discussion of the various critical accounting policies is presented below.

        The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These factors enter into management’s estimates of future profits which generally are used to amortize certain of such costs. Accounting for other intangible assets such as goodwill also requires an estimate of the future profitability of the associated lines of business. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts.

        The Company has a deferred policy acquisition costs asset of approximately $99.7 million related to its variable annuity product line with an account balance of $2.2 billion at December 31, 2003. The Company monitors the rate of amortization of the deferred policy acquisition costs associated with its variable annuity product line. The methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 9%, reversion to the mean methodology with a reversion to the mean cap rate of 14%, reversion to the mean period of 5 years, and an amortization period of 20 years. A recovery in equity markets, or methodologies and assumptions that anticipate a recovery, results in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.

        Establishing an adequate liability for the Company’s obligations to its policyholders requires the use of assumptions. Liabilities for future policy benefits on traditional life insurance products require the use of assumptions relative to future investment yields, mortality, persistency and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.

        The Company also establishes liabilities for guaranteed minimum death benefits (GMDB) on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes mortality of 60% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table to reflect improvements in mortality since the table was derived and other factors. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company’s GMDB at December 31, 2003, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003.

        Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires the Company to perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported overall by underlying investments in a wide variety of issuers. The Company’s specific accounting policies related to its invested assets are discussed in the Notes to the Consolidated Financial Statements.

        The Company utilizes derivative transactions primarily in order to reduce its exposure to interest rate risk as well as currency exchange risk. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. The Company employs a variety of methods for determining the fair value of its derivative instruments. The fair values of interest rate swaps, interest rate swaptions, total return swaps and put or call options are based upon industry standard models which present-value the projected cash flows of the derivatives using current and implied future market conditions.

        Determining the Company’s obligations to employees under its defined benefit pension plan and stock-based compensation plans requires the use of estimates. The calculation of the liability related to the Company’s defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of its employees and the expected long-term rate of return on the plan’s assets. Accounting for other stock-based compensation plans may require the use of option pricing models to estimate the Company’s obligations. Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, as well as the expected exercise date.

        The assessment of potential obligations for tax, regulatory, and litigation matters inherently involve a variety of estimates of potential future outcomes. The Company makes such estimates after consultation with its advisors and a review of available facts.

RESULTS OF OPERATIONS

PREMIUMS AND POLICY FEES

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (premiums and policy fees), and the percentage change from the prior period:

                   Year Ended                                      Percentage Increase
                  December 31                    Amount                 (Decrease)
          -----------------------------------------------------------------------------
                                              (in thousands)
                      2001                       $618,669                  26.3%
                      2002                        810,321                  31.0
                      2003                        735,877                  (9.2)
          -----------------------------------------------------------------------------

        Premiums and policy fees were $810.3 million in 2002, an increase of $191.7 million, or 31.0% from the $618.7 million reported for 2001. During 2002, the Company discovered that it had overpaid the reinsurance premiums due on certain life insurance policies over a period of 10 years. The Company recorded cash and receivables totaling $69.7 million, and a corresponding increase in premiums and policy fees, which reflected its then current estimate of amounts to be recovered. Excluding this increase, premiums and policy fees in the Life Marketing segment increased $29.5 million due to an increase in sales. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In June 2002, the Company coinsured a block of insurance policies from Conseco Variable Insurance Company (Conseco). This transaction resulted in an increase in premiums and policy fees of $18.8 million. The acquisition of Inter-State and First Variable resulted in a $27.0 million increase in premiums and policy fees. Premiums and policy fees from older acquired blocks decreased $3.7 million. Premiums and policy fees from the Annuities segment declined $2.3 million due to a decline in variable annuity management fees caused by the general decline in the equity markets. Premiums and policy fees related to the Asset Protection segment increased $53.7 million due to continued higher sales in its service contracts and residual value lines. Lower sales in other Asset Protection lines during 2002 were more than offset by a decline in the amount of reinsurance ceded. The decline in reinsurance ceded was primarily due to a change in the form of a credit reinsurance agreement in 2002. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $0.9 million.

        Premiums and policy fees were $735.9 million in 2003, a decrease of $74.4 million or 9.2% from 2002 premiums and policy fees. In 2003, the Company substantially completed its recovery of all of the previously mentioned reinsurance overpayments. As a result, $18.4 million of premiums and policy fees were recorded in 2003 related to the collection of the reinsurance overpayment. Overall, premiums and policy fees in the Life Marketing segment declined $21.5 million from 2002, reflecting an increase in the use of reinsurance. Premiums and policy fees from the Conseco transaction resulted in an increase of $7.2 million. Premiums and policy fees from older acquired blocks decreased $17.8 million as a result of normal lapsing of policies resulting from deaths of insureds or terminations of coverage. Premiums and policy fees in the Annuities segment increased by $0.4 million in 2003. Premiums and policy fees in the Asset Protection segment decreased by $41.0 million due to reduced credit earned premiums attributable to lower sales and the termination of non-core lines of business. Premiums and policy fees in the Corporate and Other segment decreased by $1.8 million.

NET INVESTMENT INCOME

        The following table sets forth for the periods shown the amount of net investment income, the percentage change from the prior period, and the percentage earned on average cash and investments:

                                                            Percentage Earned on
     Year Ended                                                Average Cash
     December 31              Amount          Increase        and Investments
-----------------------------------------------------------------------------------
                          (in thousands)
        2001               $  880,141           20.5%               7.3%
        2002                1,022,953           16.2                7.0
        2003                1,030,752            0.8                6.4
-----------------------------------------------------------------------------------

        Net investment income in 2002 increased $142.8 million or 16.2% over 2001, and in 2003 increased $7.8 million or 0.8% over 2002, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to acquisitions, receiving stable value and annuity deposits, and the asset growth that results from the sale of various insurance products. The Standard coinsurance transaction and the acquisition of Inter-State and First Variable resulted in an increase in investment income of $57.5 million in 2002. The Conseco coinsurance transaction resulted in an increase in investment income of $13.3 million in 2003. This increase was more than offset by $19.3 million decline in investment income from older acquisitions.

        The percentage earned on average cash and investments was 7.0% in 2002 and 6.4% in 2003, due to the overall decline in interest rates on new investments.

REALIZED INVESTMENT GAINS (LOSSES)

        The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs.

        The following table sets forth realized investment gains (losses) relating to derivative financial instruments and all other investments for the periods shown:

                             Derivative
     Year Ended               Financial          All Other
     December 31             Instruments        Investments
---------------------------------------------------------------
                                     (in thousands)
        2001                   $(1,114)          $(8,740)
        2002                    28,308               910
        2003                    12,550            58,064
---------------------------------------------------------------

        Realized investment gains and losses related to derivative financial instruments primarily represent changes in the fair values of certain derivative financial instruments. Realized investment gains and losses related to derivatives include periodic settlements related to interest rate swaps intended to mitigate the risks associated with corporate debt and certain investments, but do not qualify as hedges under SFAS No. 133.

        The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities. Realized investment gains related to all other investments in 2002 of $80.1 million were largely offset by realized investment losses of $79.2 million. Realized investment gains related to all other investments in 2003 of $93.4 million were largely offset by realized investment losses of $35.3 million. During 2002 and 2003, the Company recorded other-than-temporary impairments in its investments of $30.2 million and $22.3 million, respectively.

        Each quarter the Company reviews investments with material unrealized losses and tests for other-than-temporary impairments. Management analyzes various factors to determine if any specific other than temporary asset impairments exist. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is recognized and the cost basis of the impaired asset is adjusted to its fair value. An other-than-temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment. With respect to unrealized losses due to issuer-specific events, the Company considers the creditworthiness and financial performance of the issuer and other available information. With respect to unrealized losses that are not due to issuer-specific events, such as losses due to interest rate fluctuations, general market conditions or industry-related events, the Company considers its intent and ability to hold the investment to allow for a market recovery or to maturity together with an assessment of the likelihood of full recovery. See also “Liquidity and Capital Resources – Investments” included herein.

OTHER INCOME

        The following table sets forth other income for the periods shown:

      Year Ended                                             Percentage
      December 31                     Amount             Increase (Decrease)
------------------------------------------------------------------------------
                                  (in thousands)
         2001                        $120,647                  (20.5)%
         2002                         100,196                  (17.0)
         2003                         120,282                   20.1
------------------------------------------------------------------------------

        Other income consists primarily of revenues of the Company’s broker-dealer subsidiary, direct response businesses, service contract businesses, investment advisory fees from variable insurance products, and revenues of the Company’s noninsurance subsidiaries.

        Other income was $100.2 million in 2002, a decrease of $20.4 million, or 17.0% from the $120.6 million reported for 2001. In 2002, revenues from the Company’s broker-dealer subsidiary increased $1.8 million. Other income from the Company’s direct response businesses decreased $6.7 million due to reduced emphasis on selling other companies’ products. Revenues from the service contract businesses decreased $12.7 million due to lower sales caused by general economic conditions. The sale of an inactive charter in 2002 resulted in a gain of $2.7 million. Other income from all other sources decreased $5.5 million.

        Other income was $120.3 million in 2003, an increase of $20.1 million, or 20.1% from 2002. In 2003, revenues from the Company’s direct response businesses increased by $3.2 million. Other income in the service contract businesses increased $0.8 million. The sale of an inactive charter in 2003 resulted in a $6.9 million gain. Other income from the Consumer Direct line of business increased $2.2 million in 2003. Other income increased by $3.7 million due to the impact of exiting some non-core lines of business in the Asset Protection segment. Other income from all other sources increased $6.0 million.

INCOME BEFORE INCOME TAX

        Consistent with the Company’s segment reporting in the Notes to Consolidated Financial Statements, management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the Company’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Periodic settlements of interest rate swaps associated with corporate debt and certain investments are included in realized gains and losses but are considered part of operating income because the interest rate swaps are hedging items affecting operating income. Also, segment operating income (loss) excludes any net gains or losses on disposals of businesses, discontinued operations, and the cumulative effect of changes in accounting principles. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that operating segment income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, the Company’s segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income from continuing operations before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments. In the Annuities and Stable Value Products segments operating income excludes realized investment gains and losses and related amortization. In the Corporate and Other segment operating income includes derivative gains related to corporate debt and investments.

        The table below sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                   OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX

                                                                             Year Ended December 31
                                                             --------------------------------------------------------
                                                                    2003               2002              2001
---------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Operating income (loss)1
     Life Marketing                                              $159,157           $125,550          $ 89,574
     Acquisitions                                                  95,150             95,097            68,040
     Annuities                                                     13,373             15,694            16,934
     Stable Value Products                                         38,911             42,272            33,150
     Asset Protection                                             (12,760)           (23,378)           33,960
     Corporate and Other                                            1,001              5,643           (10,895)
---------------------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
     Annuities                                                     22,733              2,277             1,139
     Stable Value Products                                          9,756             (7,061)            7,218
     Corporate and Other                                           38,125             34,002           (18,211)
Less  derivative gains related to corporate
  debt and investments2
     Corporate and Other                                          (21,087)           (23,072)          (10,317)
Related amortization of deferred policy
  acquisition costs
     Annuities                                                    (18,947)            (1,981)             (996)
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
     Life Marketing                                               159,157            125,550            89,574
     Acquisitions                                                  95,150             95,097            68,040
     Annuities                                                     17,159             15,990            17,077
     Stable Value Products                                         48,667             35,211            40,368
     Asset Protection                                             (12,760)           (23,378)           33,960
     Corporate and Other                                           18,039             16,573           (39,423)
---------------------------------------------------------------------------------------------------------------------
     Total income before income tax                              $325,412           $265,043          $209,596
---------------------------------------------------------------------------------------------------------------------
[1]	Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs

[2]	Periodic settlements of interest rate swaps associated with corporate debt and certain investments included in realized investment gains and considered a part of operating income

LIFE MARKETING

        The Life Marketing segment’s 2002 pretax operating income was $125.6 million, $36.0 million above 2001. In the third quarter of 2002, the Company discovered that it had overpaid the reinsurance premiums due on certain life insurance policies, and indicated that it would be seeking recovery of approximately $94.5 million from several reinsurance companies. At December, 31, 2002, the Company had recorded cash and receivables totaling $69.7 million, which reflected the amounts received at that date, and the Company’s estimate of amounts to be recovered in the future, based upon the information then available.

        The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs took into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. The Life Marketing segment’s pretax operating income thereby increased $7.2 million which is the difference between the premiums recorded and the amount of such additional amortization.

        Because the overpayments were made over a period of 10 years beginning in 1992, and had the effect of reducing the amortization of deferred policy acquisition costs during that period, the Company believes that no prior period results were materially understated and that no operating trends were materially affected as a result.

        In addition to the increase from reinsurance recoveries, an increase of $7.2 million in 2002 is attributable to favorable mortality experience, and an increase of $21.6 million can be attributed to growth through sales.

        The Life Marketing segment’s 2003 pretax operating income was $159.2 million, an increase of $33.6 million over 2002. During 2003, the Company received payment from substantially all of the affected reinsurance companies. As a result the Company increased premiums and policy fees by $18.4 million and amortization of deferred policy acquisition costs by $6.1 million, resulting in an increase in the Life Marketing segment’s pretax operating income of $12.3 million. The remaining increase is attributable to growth of business-in-force due to strong sales in 2002 and 2003 and favorable expense variances as compared to pricing allowances.

ACQUISITIONS

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

        In 2002, the segment’s pretax operating income was $95.1 million, $27.1 million above 2001. The Conseco and Standard coinsurance transactions and the acquisition of Inter-State and First Variable resulted in a $24.7 million increase in earnings in 2002. Earnings on older acquired blocks of policies increased $2.4 million. In 2003, the segment’s pretax operating income was $95.2 million, $0.1 million above 2002. The Conseco transaction contributed a $9.1 million increase in earnings over 2002, and earnings from older acquired blocks of business decreased by $9.0 million.

ANNUITIES

        The Annuities segment’s pretax operating income for 2002 was $15.7 million as compared to $16.9 million in 2001. Fixed annuity earnings increased $1.2 million due to higher account balances. This increase was more than offset by a decline in variable annuity earnings of $2.4 million due to the general decline in the equity markets. The segment’s 2003 pretax operating income was $13.4 million, a decrease of $2.3 million from 2002. The decrease is primarily attributable to spread compression and the inability to capitalize excess expenses due to lower sales of fixed annuities caused by lower interest rates in 2003. The segment had a $0.3 million realized investment gain (net of related amortization of deferred policy acquisition costs) in 2002 and a $3.8 million gain in 2003. As a result, total pretax income was $16.0 million in 2002 and $17.2 million in 2003.

        The Company offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. The Company’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. The Company then accrues to that amount over four quarters. At December 31, 2003, the total GMDB reserve was $5.1 million. The total guaranteed amount payable under the GMDB feature based on variable annuity account balances at December 31, 2003, was $287.0 million, a decrease of $252.0 million from December 31, 2002, caused by an improvement in the equity markets.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Annuities segment reported GMDB related policy liabilities and accruals of $12.1 million at December 31, 2003, a decrease of $12.6 million from December 31, 2002.

        Although positive performance in the equity markets in 2003 allowed the Company to decrease its GMDB related policy liabilities, the Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates have negatively affected sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs.

STABLE VALUE PRODUCTS

        The Stable Value Products segment’s 2002 pretax operating income was $42.3 million, $9.1 million above 2001. This increase is due primarily to higher average account balances and operating spreads. Average account balances were $3.9 billion in 2002 as compared to $3.5 billion in 2001. Operating spreads averaged 107 basis points in 2002 compared to an average of 90 basis points in 2001. The segment’s 2003 pretax operating income was $38.9 million, a decrease of $3.4 million from 2002. Average operating spreads were down to 96 basis points in 2003, causing the decrease in pretax operating income. The primary reason for the spread compression was a reduction in yield caused by the high level of prepayments in the mortgage-backed securities portfolio in 2003. The segments average quarterly account balances increased by $189.6 million in 2003 to $4.1 billion. The segment had realized investment losses in 2002 of $7.1 million compared to gains of $9.8 million in 2003. As a result, total income before income tax was $35.2 million in 2002 and $48.7 million in 2003.

        The Company’s principal operating subsidiary, Protective Life Insurance Company (Protective Life) has registered a program with the Securities and Exchange Commission in which up to $3 billion of secured medium-term notes may be issued to the institutional market and InterNotes® may be issued to the retail market on a delayed (or shelf) basis. Each series of notes will be issued by a separate trust and will be secured by one or more funding agreements issued by Protective Life. Notes issued under the program will be accounted for in a manner consistent with the Company’s other stable value products (i.e., included in “stable value product account balances” in the Company’s balance sheet). The Company issued $450 million of notes under this program in the fourth quarter of 2003 to institutional investors.

ASSET PROTECTION

        The Asset Protection segment’s core lines of business are vehicle and marine service contracts and credit insurance. The results of the Asset Protection segment have been significantly affected by general economic conditions and trends in used vehicle prices. The segment’s claims and corresponding loss ratios have increased in the current economic environment. In addition, the segment has been exiting certain ancillary lines of business, which are not core to either the service contract or credit insurance businesses.

        In 2002, as a result of the negative trends the Asset Protection segment was experiencing, the Company performed claims experience studies and other analyses and determined that it should increase its estimates of policy liabilities and accruals and write off certain deferred policy acquisition costs and receivables which resulted in a pretax charge of $30.9 million. In 2003, the negative trends in used vehicle prices continued to negatively affect the segment, and the Company took a pretax charge of $28.4 million. Examples of the negative trends affecting the segment are lower used vehicle prices resulting from new vehicle sales incentives and an increase in residual value claims on automobiles. Claims experience studies are necessarily complex and involve analyzing and interpreting large quantities of data to deduce whether the trends appear to be temporary and likely to reverse, or not. Any adverse development in the trends of used vehicle prices or in service contract claims could have a material adverse effect on the Company.

        The Asset Protection segment had a pretax operating loss of $23.4 million in 2002, $57.4 million lower than the pretax operating income of $34.0 in 2001. The decrease included the $30.9 million charge discussed above. The segment also experienced lower service contract administration fees of $2.8 million and lower earned credit premiums that reduced income $5.8 million. Higher loss ratios in the vehicle service contract line lowered earnings $2.8 million. Also, higher loss ratios in the segment’s ancillary lines led to higher losses of $6.1 million in 2002. Included in the segment’s pretax loss for 2002 was $2.7 million of income related to the sale of the inactive charter of a small subsidiary compared to $2.0 million for a charter sale in 2001. In addition, 2001 operating income included a change in estimate of $6.7 million related to reserves in certain credit lines. All other items decreased 2002 operating income by $3.0 million.

        The segment had a pretax operating loss of $12.8 million in 2003. The loss included the $28.4 million charge discussed above. Pretax operating income for the segment’s core lines of business was $17.0 million in 2003 as compared to $18.4 million in 2002. Lower credit insurance results in 2003, caused by reduced sales, were partially offset by improved results on service contract lines in 2003. The vehicle service contract line of business improved to contribute pretax operating income of $3.7 million in 2003, as compared to a pretax operating loss of $2.8 million in 2002, due to improving loss ratios caused by the affect of increasing prices in 2000 through 2003. The marine service contract line’s pretax operating income improved to $6.0 million in 2003, $1.2 million better than in 2002. Other continuing lines of business contributed $7.3 million of pretax operating income. Included in the pretax operating loss in 2003, was the sale of an inactive charter which contributed $6.9 million of income. All other items decreased operating income by $8.3 million in 2003.

CORPORATE AND OTHER

        The Corporate and Other segment consists primarily of net investment income on unallocated capital, interest expense on substantially all debt, several lines of business that the Company is not actively marketing (mostly health insurance), earnings from various investment-related transactions, and the operations of several small subsidiaries (including a subsidiary that markets discount plans). In 2002, the segment had pretax operating income of $5.6 million, $16.5 million higher than 2001. The increase primarily relates to a $12.8 million increase in net settlements on derivatives relating to corporate debt and investments in 2002 as compared to 2001, a $10.9 million increase in investment income allocated to the segment, and $0.6 million lower corporate expenses, which was partially offset by a $1.3 million increase in interest expense, a $2.2 million charge for the early extinguishment of debt, and $4.3 million less income from the cancer line of business.

        In 2003, the segment had pretax operating income of $1.0 million, $4.6 million less than 2002. The decreases in pretax operating income included a $3.0 million increase in interest expense, a $2.0 million decrease in net settlements on derivatives relating to corporate debt and investments, an increase of $3.9 million in expenses related to employee incentive plans and other corporate expenses, and a $1.6 million charge related to the early extinguishment of debt. These decreases were partially offset by a $5.8 million increase in investment income in the segment.

INCOME TAX EXPENSE

        The following table sets forth the effective income tax rates relating to continuing operations for the periods shown:

      Year Ended           Effective Income
      December31              Tax Rates
--------------------------------------------
        2001                    32.7%
        2002                    33.1
        2003                    33.3
--------------------------------------------

        Management’s current estimate of the effective income tax rate for 2004 is approximately 34.0%. The expected increase is primarily due to the expiration of certain tax credits.

DISCONTINUED OPERATIONS

        On December 31, 2001, the Company completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division) and discontinued certain other remaining Dental Division related operations, primarily other health insurance lines. In 2001, the loss from discontinued operations was $10.0 million (primarily due to the non-performance of reinsurers) and the loss from sale of discontinued operations was $20.5 million, both net of income tax.

CHANGE IN ACCOUNTING PRINCIPLE

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 resulted in a cumulative $7.6 million charge to net income, net of $4.1 million income tax, or $0.11 per share on both a basic and diluted basis.

NET INCOME

        The following table sets forth net income from continuing operations before cumulative effect of change in accounting principle and related per share information for the periods shown:

     Year Ended                              Per Share         Percentage
     December 31              Amount          Diluted     Increase/ (Decrease)
------------------------------------------------------------------------------
                          (in thousands)
        2001                 $141,058          $2.01             (3.4)%
        2002                  177,355           2.52             25.4
        2003                  217,050           3.07             21.8
------------------------------------------------------------------------------

        Net income from continuing operations before cumulative effect of change in accounting principle per share – diluted in 2002 of $2.52 reflects improved operating earnings in the Life Marketing, Acquisitions, Stable Value Products and Corporate and Other segments and higher realized investment gains, which were partially offset by lower operating earnings in the Annuities and Asset Protection segments. Net income from continuing operations before cumulative effect of change in accounting principle per share – diluted in 2003 of $3.07 reflects improved operating earnings in the Life Marketing, Acquisitions, and Asset Protection segments and higher realized investment gains, which were partially offset by lower operating earnings in the Stable Value Products, Annuities, and Corporate and Other segments.

KNOWN TRENDS AND UNCERTAINTIES

        The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties which are discussed more fully below.

The Company is exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect the Company’s operations.

        While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural disaster or an outbreak of an easily communicable disease could adversely affect the mortality or morbidity experience of the Company or its reinsurers.

The Company operates in a mature, highly competitive industry, which could limit its ability to gain or maintain its position in the industry.

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

        The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of the Company’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies are converting to stock ownership, which will give them greater access to capital markets. Additionally, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company’s products by substantially increasing the number and financial strength of potential competitors.

        The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies.

A ratings downgrade could adversely affect the Company’s ability to compete.

        Rating organizations periodically review the financial performance and condition of insurers, including the Company’s subsidiaries. In recent years, downgrades of insurance companies have occurred with increasing frequency. A downgrade in the rating of the Company’s subsidiaries could adversely affect the Company’s ability to sell its products, retain existing business, and compete for attractive acquisition opportunities. Specifically, a ratings downgrade would materially harm the Company’s ability to sell certain products, including guaranteed investment products and funding agreements.

        Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions and circumstances outside the rated company’s control. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. The Company cannot predict what actions the rating organizations may take, or what actions the Company may be required to take in response to the actions of the rating organizations, which could adversely affect the Company.

The Company’s policy claims fluctuate from period to period, and actual results could differ from its expectations.

        The Company’s results may fluctuate from period to period due to fluctuations in policy claims received by the Company. Certain of the Company’s businesses may experience higher claims if the economy is growing slowly or in recession, or equity markets decline.

        Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including for example, how a product is distributed, persistency and lapses, and future progress in the fields of health and medicine. Actual mortality, morbidity, and casualty claims could differ from expectations if actual results differ from those assumptions.

The Company’s results may be negatively affected should actual experience differ from management’s assumptions and estimates.

        In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses and interest rates, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet. The Company’s actual experience, as well as changes in estimates, are used to prepare the Company’s statements of income.

        The calculations the Company uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. The Company currently employs various techniques for such calculations and it from time to time will develop and implement more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates.

        Assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revision over time. Accordingly, the Company’s results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

The use of reinsurance introduces variability in the Company’s statements of income.

        The timing of premium payments to, and receipt of expense allowances from, reinsurers may differ from the Company’s receipt of customer premium payments and incurrence of expenses. These timing differences introduce variability in certain components of the Company’s statements of income, and may also introduce variability in the Company’s quarterly results.

The Company could be forced to sell investments at a loss to cover policyholder withdrawals.

        Many of the products offered by the Company and its insurance subsidiaries allow policyholders and contract holders to withdraw their funds under defined circumstances. The Company and its insurance subsidiaries manage their liabilities and configure their investment portfolios so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities. While the Company and its life insurance subsidiaries own a significant amount of liquid assets, a certain portion of their assets are relatively illiquid. If the Company or its subsidiaries experience unanticipated withdrawal or surrender activity, the Company or its subsidiaries could exhaust their liquid assets and be forced to liquidate other assets, perhaps on unfavorable terms. If the Company or its subsidiaries are forced to dispose of assets on unfavorable terms, it could have an adverse effect on the Company’s financial condition.

Interest-rate fluctuations could negatively affect the Company’s spread income or otherwise impact its business.

        Significant changes in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect the Company’s spread income. While the Company develops and maintains asset/liability management programs and procedures designed to preserve spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not affect such spreads.

        From time to time, the Company has participated in securities repurchase transactions that have contributed to the Company’s investment income. Such transactions involve some degree of risk that the counterparty may fail to perform its obligations to pay amounts owed and the collateral has insufficient value to satisfy the obligation. No assurance can be given that such transactions will continue to be entered into and contribute to the Company’s investment income in the future.

        Changes in interest rates may also impact its business in other ways. Lower interest rates may result in lower sales of certain of the Company’s insurance and investment products. In addition, certain of the Company’s insurance and investment products guarantee a minimum credited interest rate, and the Company could become unable to earn its spread income should interest rates decrease significantly.

        Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates may also increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of variable products.

        Additionally, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions.

        In general terms, the Company’s results are improved when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively sloped curve.

Equity market volatility could negatively impact the Company’s business.

        The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Equity market volatility can also affect the profitability of variable products in other ways.

        The amortization of deferred policy acquisition costs relating to variable products and the estimated cost of providing guaranteed minimum death benefits incorporate various assumptions about the overall performance of equity markets over certain time periods. The rate of amortization of deferred policy acquisition costs and the estimated cost of providing guaranteed minimum death benefits could increase if equity market performance is worse than assumed.

A deficiency in the Company’s systems could result in over or underpayments of amounts owed to or by the Company and/or errors in the Company’s critical assumptions or reported financial results.

        The business of insurance necessarily involves the collection and dissemination of large amounts of data using systems operated by the Company. Examples of data collected and analyzed include policy information, policy rates, expenses, mortality and morbidity experience. To the extent that data input errors, systems errors, or systems failures are not identified and corrected by the Company’s internal controls, the information generated by the systems and used by the Company and/or supplied to business partners, policyholders, and others may be incorrect and may result in an overpayment or underpayment of amounts owed to or by the Company and/or the Company using incorrect assumptions in its business decisions or financial reporting.

        In the third quarter of 2002, the Company discovered that the rates payable on certain life insurance policies were incorrectly entered into its reinsurance administrative system in 1991. As a result, the Company overpaid to several reinsurance companies the reinsurance premiums related to such policies of approximately $94.5 million over a period of 10 years beginning in 1992. The Company has received payment from substantially all of the affected reinsurance companies.

Insurance companies are highly regulated and subject to numerous legal restrictions and regulations.

        The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the Company’s business, which may include premium rates, marketing practices, advertising, privacy, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries is ongoing. The Company is required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company. The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as health insurance.

        The Company and its insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (ERISA). Severe penalties are imposed for breach of duties under ERISA.

        Certain policies, contracts, and annuities offered by the Company and its subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions.

        Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, state anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, federal money laundering and anti-terrorism laws, and because the Company owns and operates real property state, federal, and local environmental laws. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

Changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

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

Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.

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

        Group health coverage issued through associations has received some negative coverage in the media as well as increased regulatory consideration and review. The Company has a small closed block of group health insurance coverage that was issued to members of an association; a lawsuit is currently pending against the Company in connection with this business.

        The Company, like other financial services companies, in the ordinary course of business is involved in such litigation and arbitration. Although the Company cannot predict the outcome of any such litigation or arbitration, the Company does not believe that any such outcome will have a material impact on the financial condition or results of operations of the Company.

The Company’s ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business.

        The Company’s ability to maintain low unit costs is dependent upon the level of new sales and persistency (continuation or renewal) of existing business. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs.

        Additionally, a decrease in persistency may result in higher or more rapid amortization of deferred policy acquisition costs and thus higher unit costs, and lower reported earnings. Although many of the Company’s products contain surrender charges, the charges decrease over time and may not be sufficient to cover the unamortized deferred policy acquisition costs with respect to the insurance policy or annuity contract being surrendered. Some of the Company’s products do not contain surrender charge features and such products can be surrendered or exchanged without penalty. A decrease in persistency may also result in higher claims.

The Company’s investments are subject to market and credit risks.

        The Company’s invested assets and derivative financial instruments are subject to customary risks of credit defaults and changes in market values. The value of the Company’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties which the Company has financed. Factors that may affect the overall default rate on, and market value of, the Company’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, and general economic conditions as well as particular circumstances affecting the businesses of individual borrowers and tenants.

The Company may not realize its anticipated financial results from its acquisitions strategy.

        The Company’s acquisitions have increased its earnings in part by allowing the Company to enter new markets and to position itself to realize certain operating efficiencies. There can be no assurance, however, that suitable acquisitions, presenting opportunities for continued growth and operating efficiencies, or capital to fund acquisitions will continue to be available to the Company, or that the Company will realize the anticipated financial results from its acquisitions.

        Additionally, in connection with its acquisitions, the Company assumes or otherwise becomes responsible for the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.

The Company is dependent on the performance of others.

        The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company’s products are sold through independent distribution channels, and variable annuity deposits are invested in funds managed by third parties. Additionally, the Company’s operations are dependent on various technologies, some of which are provided and/or maintained by other parties.

        Certain of these other parties may act on behalf of the Company or represent the Company in various capacities. Consequently, the Company may be held responsible for obligations that arise from the acts or omissions of these other parties.

        As with all financial services companies, its ability to conduct business is dependent upon consumer confidence in the industry and its products. Actions of competitors and financial difficulties of other companies in the industry could undermine consumer confidence and adversely affect retention of existing business and future sales of the Company’s insurance and investment products.

The Company’s reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect the Company.

        The Company and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. The Company may enter into third-party reinsurance arrangements under which the Company will rely on the third party to collect premiums, pay claims, and/or perform customer service functions. However, notwithstanding the transfer of related assets or other issues, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it.

        The Company’s ability to compete is dependent on the availability of reinsurance. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance, though the Company does not anticipate increases to occur with respect to existing reinsurance contracts. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

        Recently, certain commentators on the insurance industry have speculated that reinsurance might become more costly or less available in the future, which could have a negative effect on the Company’s ability to compete. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market results in increased concentration risk for insurers, including the Company. In addition, some reinsurers have indicated an unwillingness to continue to reinsure new sales of long-term guarantee products. If the reinsurance markets for these products further contracts, the Company’s ability to continue to offer such products would be adversely impacted.

Computer viruses or network security breaches could affect the data processing systems of the Company or its business partners.

        A computer virus could affect the data processing systems of the Company or its business partners, destroying valuable data or making it difficult to conduct business. In addition, despite our implementation of network security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems.

The Company’s ability to grow depends in large part upon the continued availability of capital.

        The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as the Company increased its reserves on the residual value product. Although positive performance in the equity markets has recently allowed the Company to decrease its GMDB related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control. A lack of sufficient capital could impair the Company’s ability to grow.

New accounting rules or changes to existing accounting rules could negatively impact the Company’s reported financial results.

        Like all publicly traded companies, the Company is required to comply with accounting principles generally accepted in the United States of America (GAAP). A number of organizations are instrumental in the development of GAAP such as the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), and the American Institute of Certified Public Accountants (AICPA). GAAP is subject to constant review by these organizations and others in an effort to address emerging issues and otherwise improve financial reporting. In this regard, these organizations adopt new accounting rules and issue interpretive accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP will not have a negative impact on the Company’s reported financial results.

RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137, 138, and 149, requires the Company to record all derivative financial instruments, at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative charge to net income, net of income tax, of $7.6 million ($0.11 per share on both a basic and diluted basis) and a cumulative after-tax increase to other comprehensive income of $4.0 million on January 1, 2001. The charge to net income and increase to other comprehensive income primarily resulted from the recognition of derivative instruments embedded in the Company’s corporate bond portfolio. In addition, the charge to net income includes the recognition of the ineffectiveness on existing hedging relationships including the difference in spot and forward exchange rates related to foreign currency swaps used as an economic hedge of foreign-currency-denominated stable value contracts. The adoption of SFAS No. 133 has introduced volatility into the Company’s reported net income and other comprehensive income depending on market conditions and the Company’s hedging activities.

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. The Company performed an impairment test and determined that its goodwill was not impaired at October 31, 2003 and 2002. The following table illustrates adjusted income from continuing operations before cumulative effect of change in accounting principle as if this pronouncement was adopted as of January 1, 2001:

                                                                                     Year Ended December 31
                                                                           -------------------------------------------
                                                                                2003           2002          2001
----------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Adjusted net income:
    Income from continuing operations before
      cumulative effect of change in accounting principle                     $217,050         $177,355     $141,058
    Add back amortization of goodwill, net of income tax                                                       2,311
----------------------------------------------------------------------------------------------------------------------
    Adjusted income from continuing operations before                          217,050          177,355      143,369
      cumulative effect of change in accounting principle
    Loss from discontinued operations,
      net of income tax                                                                                       (9,977)
    Loss from sale of discontinued operations,
      net of income tax                                                                                      (20,545)
----------------------------------------------------------------------------------------------------------------------
    Adjusted net income before cumulative effect                               217,050          177,355      112,847
      of change in accounting principle
    Cumulative effect of change in accounting principle,
      net of income tax                                                                                       (7,593)
----------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                           $217,050         $177,355     $105,254
----------------------------------------------------------------------------------------------------------------------

        On January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishment of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion No. 30 when determining the accounting for the extinguishment of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 requires the Company to restate previously issued financial statements to reclassify losses related to the early extinguishment of debt from extraordinary losses to operating expenses. The Company’s 2002 financial statements have been restated, in accordance with SFAS No. 145, to reclassify the $2.2 million charge, which resulted from the redemption of subordinate debentures.

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The effective date of FIN 46 is March 31, 2004, for the Company. However, FIN 46 shall be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (December 31, 2003, for the Company). As such, the Company consolidated, as of December 31, 2003, a special-purpose entity whose investments are managed by the Company. The special-purpose entity was consolidated based on the determination that the Company was its primary beneficiary. The consolidation resulted in the Company’s reported assets and liabilities increasing by $430.6 million with an immaterial impact on the results of operations. The increase in assets was the result of the entity’s $430.6 million investment portfolio, while the increase in liabilities was due to $400.0 million of notes payable (reported in “liabilities related to variable interest entities”), $15.0 million of derivative liabilities (reported in “other liabilities”), and $15.6 million of minority interest (reported in “other liabilities”). Additionally, the Company deconsolidated, as of December 31, 2003, the special-purpose entities PLC Capital Trust III and PLC Capital Trust IV after determining the Company was not the primary beneficiary of these special-purpose entities. The deconsolidation resulted in a $6.6 million increase to “investments” and “subordinate debt securities”. The Company is currently evaluating the impact of FIN 46 on entities not considered to be special-purpose entities, which would be required to be consolidated as of March 31, 2004. Although the Company does not expect the implementation of the provisions of FIN 46, on March 31, 2004, to have a material impact on its results of operations, had the provisions been effective at December 31, 2003, the Company’s reported assets and liabilities would have increased by approximately $109 million.

        On October 1, 2003, the Company adopted the Derivatives Implementation Group Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within certain modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The adoption did not have a material impact on the Company’s financial condition or results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including the calculation of guaranteed minimum death benefits (GMDB). SOP 03-1 also addresses the capitalization and amortization of sales inducements to contract holders. Had the provision been effective at December 31, 2003, the Company would have reported a GMDB accrual $0.3 million higher than currently reported. Although the original intent of SOP 03-1 was to address the accounting for contract provisions not addressed by SFAS No. 97, such as guaranteed minimum death benefits within a variable annuity contract, it appears that SOP 03-1 contains language that may impact the accounting for universal life products in a material way. The life insurance industry and some insurance companies have filed letters with the American Institute of Certified Public Accountants seeking clarification, guidance, delay and/or revision to more appropriately reflect the underlying economic issues of universal life insurance products. The Company is currently evaluating the impact of SOP 03-1 on the accounting for its universal life products.

        On December 31, 2003, the Company adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” as revised by the FASB in December 2003. The FASB revised disclosure requirements for pension plans and other postretirement benefit plans to require more information. The revision of SFAS No. 132 did not have a material effect on the Company’s financial position or results of operations.

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Act). The Medicare Act introduces a prescription drug benefit for Medicare-eligible retirees in 2006, as well as a federal subsidy to plan sponsors that provide prescription drug benefits. In accordance with FASB Staff Position No. 106-1, the Company has elected to defer recognizing the effects of the Medicare Act for its postretirement plans under FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension,” until authoritative guidance on accounting for the federal subsidy is issued. The Company anticipates that the Medicare Act will not have a material impact on the financial results of the Company; therefore the costs reported in Note 11 to the Consolidated Financial Statements do not reflect these changes. The final accounting guidance could require changes to previously reported information.

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

INVESTMENTS

Portfolio Description

        The Company’s investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified $12.9 billion of its fixed maturities and certain other securities as “available for sale.”

        As of December 31, 2003, the Company consolidated a special-purpose entity, in accordance with FIN 46, whose investments are managed by the Company. These investments with a market value of $425.0 million at December 31, 2003 have been classified as “trading” securities by the Company. No realized or unrealized gains (losses) were recognized in 2003 on the trading portion of the Company’s investments.

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2003, the Company’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $13.4 billion, which is 4.8% above amortized cost of $12.7 billion. The Company had $2.7 billion in mortgage loans at December 31, 2003. While the Company’s mortgage loans do not have quoted market values, at December 31, 2003, the Company estimates the market value of its mortgage loans to be $3.0 billion (using discounted cash flows from the next call date), which is 8.2% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        At December 31, 2002, the Company’s fixed maturity investments had a market value of $11.7 billion, which was 3.9% above amortized cost of $11.2 billion. The Company estimated the market value of its mortgage loans to be $2.8 billion at December 31, 2002, which was 12.2% above amortized cost of $2.5 billion.

        The following table shows the carrying values of the Company’s invested assets.

                                                                           December 31
                                             -------------------------------------------------------------------------
                                                               2003                                 2002
----------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Publicly issued bonds                               $11,377,474         65.3%             $9,694,132         62.6%
Privately issued bonds                                1,975,273         11.3                1,968,106         12.7
Redeemable preferred stock                                3,164          0.0                    1,827          0.0
----------------------------------------------------------------------------------------------------------------------
Fixed maturities                                     13,355,911         76.6               11,664,065         75.3
Equity securities                                        46,731          0.3                   64,523          0.4
Mortgage loans                                        2,733,722         15.7                2,518,152         16.3
Investment real estate                                   18,126          0.1                   20,711          0.1
Policy loans                                            502,748          2.9                  543,161          3.5
Other long-term investments                             249,494          1.4                  222,490          1.5
Short-term investments                                  519,419          3.0                  448,399          2.9
----------------------------------------------------------------------------------------------------------------------
        Total investments                           $17,426,151        100.0%             $15,481,501        100.0%
----------------------------------------------------------------------------------------------------------------------

        Included in 2003 in the above table, are $420.1 million of fixed maturities and $4.8 million of short-term investments classified by the Company as trading securities.

        The following table sets forth the estimated market values of the Company’s fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

                                                      Percent
             At December 31         Amount            Change
----------------------------------------------------------------
                                  (in millions)
2002
      Fixed maturities              $11,092.5         (4.9)%
      Mortgage loans                  2,690.5         (4.8)
2003
      Fixed maturities              $12,608.0         (5.6)%
      Mortgage loans                  2,816.1         (4.8)
----------------------------------------------------------------

        Estimated market values were derived from the durations of the Company’s fixed maturities and mortgage loans. Duration measures the relationship between changes in market value to changes in interest rates. While these estimated market values generally provide an indication of how sensitive the market values of the Company’s fixed maturities and mortgage loans are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

        The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2003, securities with a market value of $324.5 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

        The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company’s available for sale fixed maturities by credit rating at December 31, 2003.

                                                                                        Percent of
                 S&P or Equivalent Designation                     Market Value        Market Value
                --------------------------------------------------------------------------------------
                                                                 (in thousands)
                AAA                                               $ 4,717,638                36.5%
                AA                                                    775,458                 6.0
                A                                                   2,980,376                23.0
                BBB                                                 3,474,563                26.9
                --------------------------------------------------------------------------------------
                Investment grade                                   11,948,035                92.4
                --------------------------------------------------------------------------------------
                BB                                                    665,565                 5.2
                B                                                     300,974                 2.3
                CCC or lower                                           13,344                 0.1
                In or near default                                      4,697                 0.0
                --------------------------------------------------------------------------------------
                Below investment grade                                984,580                 7.6
                --------------------------------------------------------------------------------------
                Redeemable preferred stock                              3,164                 0.0
                --------------------------------------------------------------------------------------
                Total                                             $12,935,779               100.0%
                --------------------------------------------------------------------------------------

        Not included in the table above are $409.2 million of investment grade and $10.9 million of less than investment grade fixed maturities classified by the Company as trading securities.

        Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company’s ten largest fixed maturity exposures to an individual creditor group as of December 31, 2003.

       Creditor                                                  Market Value
       --------------------------------------------------------------------------
                                                                (in millions)
       Berkshire Hathaway                                           $71.7
       Citigroup                                                     68.0
       Kinder Morgan Partners                                        67.4
       Duke Energy                                                   64.9
       Progress Energy                                               64.5
       Verizon                                                       64.1
       Cox Communications                                            63.5
       Wachovia                                                      62.5
       Public Service Enterprise Group                               61.7
       Constellation Energy Group                                    60.4
       --------------------------------------------------------------------------

        During 2003, the Company recorded pretax other than temporary impairments in its investments of $22.3 million. In 2002, the Company recorded pretax other than temporary impairments in its investments of $30.2 million.

        The Company’s management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, the Company engages in ongoing risk management to safeguard against and limit any further risk to its investment portfolio. Special attention is given to correlative risks within specific industries, related parties and business markets.

        Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value. The Company generally considers a number of factors in determining whether the impairment is other than temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures.

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

        Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1,975.3 million at December 31, 2003, representing 11.3% of the Company’s total invested assets.

Unrealized Gains and Losses

        The majority of unrealized losses in the Company’s investment portfolio can be attributed to interest rate fluctuations have been deemed temporary. As indicated above, when the Company’s investment management deems an investment’s market value decline as other than temporary, it is written down to estimated market value. In all cases, management will continue to carefully review and monitor each security.

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2003, the balance sheet date. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At December 31, 2003, the Company had an overall net unrealized gain of $614.1 million.

        For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at December 31, 2003, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

                                Estimated     % Market       Amortized     % Amortized     Unrealized    % Unrealized
                              Market Value      Value          Cost            Cost            Loss           Loss
------------------------------------------------------------------------------------------------------------------------
                                                                 (in thousands)
‹= 90 days                      $953,867          44.9%      $964,963           43.6%      $(11,096)           13.4%
›90 days but ‹= 180 days         721,961          34.0        744,905           33.8        (22,944)           27.9
›180 days but ‹= 270 days        219,312          10.3        231,500           10.5        (12,188)           14.8
›270 days but ‹= 1 year           23,483           1.1         25,410            1.2         (1,927)            2.3
›1 year but ‹= 2 years            92,724           4.4         97,917            4.4         (5,193)            6.3
›2 years but ‹= 3 years           37,099           1.7         41,176            1.9         (4,077)            5.0
›3 years but ‹= 4 years            2,560           0.1          2,857            0.1           (297)            0.4
›4 years but ‹= 5 years           31,559           1.5         36,814            1.7         (5,255)            6.4
›5 years                          41,476           2.0         60,789            2.8        (19,313)           23.5
------------------------------------------------------------------------------------------------------------------------
Total                         $2,124,041         100.0%    $2,206,331          100.0%      $(82,290)          100.0%
------------------------------------------------------------------------------------------------------------------------

        At December 31, 2003, $24.5 million of securities in an unrealized loss position were securities issued in Company-sponsored commercial mortgage loan securitizations, including $19.2 million in an unrealized loss position greater than five years. The Company does not consider these unrealized positions to be other than temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

        The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at December 31, 2003, is presented in the following table.

                              Estimated        % Market     Amortized     % Amortized     Unrealized     % Unrealized
                            Market Value         Value         Cost           Cost            Loss            Loss
------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
Agency mortgages               $  125,623         5.9%      $  130,607          5.9%         $ (4,984)          6.1%
Banks                             176,174         8.3          178,656          8.1            (2,482)          3.0
Basic industrial                   33,760         1.6           35,542          1.6            (1,782)          2.2
Brokerage                          52,968         2.5           53,951          2.4              (983)          1.2
Capital goods                         511         0.0              517          0.0                (6)          0.0
Communications                    105,841         5.0          109,866          5.0            (4,025)          4.9
Consumer-cyclical                  45,533         2.1           46,259          2.1              (726)          0.9
Consumer-noncyclical               67,854         3.2           70,120          3.2            (2,266)          2.8
Electric                          397,666        18.7          412,023         18.7           (14,357)         17.4
Energy                            114,662         5.4          117,935          5.3            (3,273)          4.0
Insurance                          68,143         3.2           71,085          3.2            (2,942)          3.6
Municipal agencies                    488         0.0              489          0.0                (1)          0.0
Natural gas                       151,207         7.1          156,227          7.1            (5,020)          6.1
Non-agency mortgages              563,655        26.6          586,001         26.7           (22,346)         27.1
Other finance                      74,585         3.5           82,252          3.7            (7,667)          9.3
Other industrial                    7,343         0.3            7,395          0.3               (52)          0.1
Other utility                          21         0.0               44          0.0               (23)          0.0
Technology                         24,849         1.2           25,063          1.1              (214)          0.3
Transportation                     97,393         4.7          106,415          4.9            (9,022)         10.9
U.S. Government                    15,765         0.7           15,884          0.7              (119)          0.1
------------------------------------------------------------------------------------------------------------------------
Total                          $2,124,041       100.0%      $2,206,331        100.0%         $(82,290)        100.0%
------------------------------------------------------------------------------------------------------------------------

        The range of maturity dates for securities in an unrealized loss position at December 31, 2003 varies, with 11.5% maturing in less than 5 years, 23.2% maturing between 5 and 10 years, and 65.3% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at December 31, 2003.

     S&P or Equivalent         Estimated        % Market   Amortized       % Amortized   Unrealized      % Unrealized
        Designation           Market Value       Value        Cost             Cost         Loss             Loss
-----------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
AAA/AA/A                       $1,417,473        66.7%      $1,449,428         65.7%       $(31,955)         38.9%
BBB                               458,807        21.6          476,849         21.6         (18,042)         21.9
-----------------------------------------------------------------------------------------------------------------------
Investment grade                1,876,280        88.3        1,926,277         87.3         (49,997)         60.8
-----------------------------------------------------------------------------------------------------------------------
BB                                131,833         6.2          142,421          6.5         (10,588)         12.9
B                                 101,665         4.8          108,791          4.9          (7,126)          8.6
CCC or lower                       13,143         0.6           27,491          1.2         (14,348)         17.4
In or near default                  1,120         0.1            1,351          0.1            (231)          0.3
-----------------------------------------------------------------------------------------------------------------------
Below investment grade            247,761        11.7          280,054         12.7         (32,293)         39.2
-----------------------------------------------------------------------------------------------------------------------
Total                          $2,124,041       100.0%      $2,206,331        100.0%       $(82,290)        100.0%
-----------------------------------------------------------------------------------------------------------------------

        At December 31, 2003, 88.3% of total securities in an unrealized loss position were rated as investment grade. Bonds rated less than investment grade were 5.7% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not consider these unrealized losses as other-than-temporary impairments.

        At December 31, 2003, securities in an unrealized loss position that were rated as below investment grade represented 11.7% of the total market value and 39.2% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $28.9 million. Bonds in an unrealized loss position rated less than investment grade were 1.4% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

                                    Estimated    % Market    Amortized    % Amortized    Unrealized    % Unrealized
                                  Market Value     Value       Cost           Cost          Loss            Loss
--------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)
‹= 90 days                           $ 25,138       10.1%      $ 25,959        9.3%     $   (821)           2.5%
›90 days but ‹= 180 days               34,423       13.9         35,497       12.7        (1,074)           3.3
›180 days but ‹= 270 days              40,369       16.3         41,363       14.8          (994)           3.1
›270 days but ‹= 1 year                14,111        5.7         14,567        5.2          (456)           1.4
›1 year but ‹= 2 years                 34,399       13.9         38,085       13.6        (3,686)          11.4
›2 years but ‹= 3 years                29,901       12.1         32,746       11.7        (2,845)           8.8
›3 years but ‹= 4 years                 1,919        0.8          2,044        0.7          (125)           0.4
›4 years but ‹= 5 years                26,182       10.6         30,335       10.8        (4,153)          12.9
›5 years                               41,319       16.6         59,458       21.2       (18,139)          56.2
--------------------------------------------------------------------------------------------------------------------
Total                                $247,761      100.0%      $280,054      100.0%     $(32,293)         100.0%
--------------------------------------------------------------------------------------------------------------------

        At December 31, 2003, $21.1 million of below investment grade securities in an unrealized loss position were securities issued in Company-sponsored commercial mortgage loan securitizations, including $18.1 million in an unrealized loss position greater than five years. The Company does not consider these unrealized positions to be other than temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

        Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.

        During the year ended December 31, 2003, the Company recorded pretax other-than-temporary impairments in its investments of $22.3 million as compared to $30.2 million in the year ended December 31, 2002.

        As discussed earlier, the Company’s management considers several factors when determining other than temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of all but a specific portion of its investment portfolio as available for sale. During the year ended December 31, 2003, the Company sold securities in an unrealized loss position with a market value of $524.8 million resulting in a realized loss of $6.3 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

                                 Proceeds        % Proceeds    Realized Loss  % Realized Loss
----------------------------------------------------------------------------------------------
                                                      (in thousands)
‹= 90 days                       $454,692            86.6%         $1,242          19.7%
›90 days but ‹= 180 days            7,747             1.5              15           0.2
›180 days but ‹= 270 days           3,000             0.6           1,952          31.0
›270 days but ‹= 1 year            35,503             6.8             457           7.2
›1 year                            23,808             4.5           2,648          41.9
----------------------------------------------------------------------------------------------
Total                            $524,750           100.0%         $6,314         100.0%
----------------------------------------------------------------------------------------------

Mortgage Loans

        The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At December 31, 2003, the Company’s allowance for mortgage loan credit losses was $4.7 million.

        For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2003, approximately $382.7 million of the Company’s mortgage loans have this participation feature.

        At December 31, 2003, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be less than prevailing interest rates.

        At December 31, 2003, the Company had outstanding mortgage loan commitments of $578.5 million with an estimated fair value of $595.7 million (using discounted cash flows from the first call date). At December 31, 2002, the Company had outstanding commitments of $455.7 million with an estimated fair value of $494.1 million. The following table sets forth the estimated fair value of the Company’s mortgage loan commitments resulting from a hypothetical immediate 1 percentage point increase in interest rate levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

    At December 31            Amount         Percent Change
-------------------------------------------------------------
                           (in millions)
         2002                  $468.4             (5.2)%
         2003                   566.1             (5.0)
-------------------------------------------------------------

        The estimated fair values were derived from the durations of the Company’s outstanding mortgage loan commitments. While these estimated fair values generally provide an indication of how sensitive the fair value of the Company’s outstanding commitments are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

LIABILITIES

        Many of the Company’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At December 31, 2003, the Company had policy liabilities and accruals of $9.7 billion. The Company’s life insurance products have a weighted average minimum credited interest rate of approximately 4.6%.

        At December 31, 2003, the Company had $4.7 billion of stable value product account balances with an estimated fair value of $4.7 billion (using discounted cash flows), and $3.5 billion of annuity account balances with an estimated fair value of $3.5 billion (using surrender values).

        At December 31, 2002, the Company had $4.0 billion of stable value product account balances with an estimated fair value of $4.1 billion, and $3.7 billion of annuity account balances with an estimated fair value of $3.8 billion.

        The following table sets forth the estimated fair values of the Company’s stable value and annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31 and the percent change in fair value the following estimated fair values would represent.

                At December 31                       Amount       Percent Change
---------------------------------------------------------------------------------
                                                 (in millions)
                     2002
      Stable value product account balances           $4,198.4          1.8%
      Annuity account balances                         3,920.0          4.5
                     2003
      Stable value product account balances           $4,817.2          1.7%
      Annuity account balances                         3,642.0          4.8
---------------------------------------------------------------------------------

        Estimated fair values were derived from the durations of the Company’s stable value and annuity account balances. While these estimated fair values generally provide an indication of how sensitive the fair values of the Company’s stable value and annuity account balances are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

        Approximately 10% of the Company’s liabilities relate to products (primarily whole life insurance), the profitability of which could be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

DERIVATIVE FINANCIAL INSTRUMENTS

        The Company uses a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, futures contracts, and option contracts are sometimes used to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. The Company used interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to modify the interest characteristics of certain investments, its Senior Notes, Medium-Term Notes, and subordinated debt securities. Swap contracts are also used to alter the effective durations of assets and liabilities. The Company uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

        Derivative instruments expose the Company to credit and market risk. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

        The Company monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. The Company’s asset/liability committee is responsible for implementing various strategies to mitigate or eliminate certain financial and market risks. These strategies are developed through the committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into the Company’s overall interest rate and currency exchange risk management strategies.

        In September 2000, the Company entered into a transaction to facilitate the Company’s possible entry into the institutional money management business involving a total return swap with respect to $400 million – of a portfolio of investments held by an unrelated special purpose entity – that are managed by the Company. The Company, in effect, has retained the investment risk with respect to the $400 million. As of December 31, 2003, this unrelated special-purpose entity was required to be consolidated due to the implementation of FIN 46. At December 31, 2003, this special-purpose entity held interest rate swaps in its portfolio and a related total return swap. The swaps are recorded on the Company’s balance sheet at fair value.

        At December 31, 2003, contracts with a notional amount of $3.6 billion were in a $152.4 million net gain position. At December 31, 2002, contracts with a notional amount of $7.1 billion were in a $89.9 million net gain position. The Company recognized $12.6 million and $28.3 million of realized investment gains related to derivative financial instruments in 2003 and 2002, respectively, while it recognized $1.1 million of realized investment losses related to derivative financial instruments in 2001.

        The following table sets forth the December 31 notional amount and fair value of the Company’s interest rate risk related derivative financial instruments, and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing at December 31.

                                                               Fair Value Resulting From
                                                              an Immediate +/-1% Change in
                             Notional      Fair Value at             Interest Rates
                              Amount        December 31          +1%              -1%
-------------------------------------------------------------------------------------------
                                                  (in millions)
2002
Options
     Puts                   $4,000.0         $  1.2           $  2.5           $  0.0
Futures                        570.0          (11.9)             8.3            (30.9)
Fixed to floating
     Swaps                   1,550.5           44.2             12.1             77.8
     Swaptions                  25.0           (0.1)            (1.6)             0.3
Floating to fixed
     Swaps                     385.0          (19.0)           (13.5)           (24.6)
-------------------------------------------------------------------------------------------
                            $6,530.5         $ 14.4           $  7.8           $ 22.6
-------------------------------------------------------------------------------------------
2003
Options
     Puts                   $1,300.0         $  0.5           $  1.2           $  0.0
Fixed to floating
     Swaps                     593.7           30.2              5.9             54.4
Floating to fixed
     Swaps                     460.1          (31.9)           (24.7)           (38.0)
Floating to floating
     Swaps                     800.0            0.0              0.0              0.0
-------------------------------------------------------------------------------------------
                            $3,153.8         $ (1.2)         $ (17.6)          $ 16.4
-------------------------------------------------------------------------------------------

        The Company is also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps. At December 31, 2003, stable value contracts of $416.1 million had a foreign exchange loss of approximately $151.8 million and the related foreign currency swaps had a net unrealized gain of approximately $154.4 million. At December 31, 2002, stable value contracts of $539.2 million had a foreign exchange loss of approximately $86.5 million and the related foreign currency swaps had a net unrealized gain of approximately $78.4 million.

        The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps at December 31, and the estimated fair value resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31.

                                                                     Fair Value Resulting From
                                                                   an Immediate +/-10% Change in
                                                  Fair Value at   Foreign Currency Exchange Rates
                                Notional Amount     December 31          +10%              -10%
---------------------------------------------------------------------------------------------------
                                                          (in millions)
2002
Stable Value Contracts                $  539.2        $ (86.5)         $(149.1)          $(24.0)
Foreign Currency Swaps                   539.2           78.4            124.5             32.3
---------------------------------------------------------------------------------------------------
                                      $1,078.4        $  (8.1)         $ (24.6)          $  8.3
---------------------------------------------------------------------------------------------------
2003
Stable Value Contracts                $  416.1        $(151.8)         $(208.6)          $(95.0)
Foreign Currency Swaps                   416.1          154.4            180.6            128.2
---------------------------------------------------------------------------------------------------
                                      $  832.2        $   2.6          $ (28.0)          $ 33.2
---------------------------------------------------------------------------------------------------

        Estimated gains and losses were derived using pricing models specific to derivative financial instruments. While these estimated gains and losses generally provide an indication of how sensitive the Company’s derivative financial instruments are to changes in interest rates and foreign currency exchange rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

        The Company is exploring other uses of derivative financial instruments.

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments, and expected withdrawals) were approximately $1,100.1 million during 2003. Cash outflows related to stable value contracts are estimated to be approximately $1,106.1 million in 2004. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at December 31, 2003, to fund mortgage loans in the amount of $578.5 million. The Company’s subsidiaries held $655.0 million in cash and short-term investments at December 31, 2003. Protective Life Corporation had an additional $1.1 million in cash and short-term investments available for general corporate purposes.

        While the Company generally anticipates that the cash flow of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has arranged sources of credit for its insurance subsidiaries to use when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may, from time to time, sell short-duration stable value products to complement its cash management practices.

        The Company has also used securitization transactions involving its commercial mortgage loans to increase its liquidity.

CAPITAL

        At December 31, 2003, Protective Life Corporation had $25.0 million outstanding under its $200 million revolving lines of credit due October 1, 2005, at an interest rate of 1.64%.

        Protective Life Corporation’s cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries; revenues from investment, data processing, legal and management services rendered to subsidiaries; and investment income. At December 31, 2003, approximately $529.8 million of consolidated share-owners’ equity, excluding net unrealized investment gains and losses, represented net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation.

        The Company plans to retain substantial portions of the earnings of its insurance subsidiaries in those companies primarily to support their future growth. Protective Life Corporation’s cash disbursements have, from time to time, exceeded its cash receipts, and these shortfalls have been funded through various external financings. Therefore, Protective Life Corporation may, from time to time, require additional external financing.

        To give the Company flexibility in connection with future acquisitions and other growth opportunities, the Company has registered debt securities, preferred and common stock, and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

        In February 2001, the Company issued 3.9 million shares of its Common Stock under stock purchase contracts relating to its 6.5% FELINE PRIDES. In the transaction, substantially all of the preferred securities comprising part of the FELINE PRIDES and the underlying subordinated debt were redeemed.

        In February 2001, the Company issued $100 million of Floating Rate Senior Notes. The proceeds were used to invest in the Company’s insurance subsidiaries – which included completing the funding of the Standard transaction – and for general corporate purposes. The Floating Rate Notes, as scheduled, were redeemed in 2003.

        On August 17, 2001, a special purpose finance subsidiary of the Company, PLC Capital Trust III, issued $100 million of 7.5% Trust Originated Preferred Securities (“TOPrSSM”). The 7.5% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 7.5% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust III’s obligations with respect to the 7.5% TOPrS.

        PLC Capital Trust III was formed solely to issue securities and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of PLC Capital Trust III are $103.1 million of Protective Life Corporation 7.5% Subordinated Debentures due 2031, Series D. The proceeds of the Company’s subordinated debentures were used to repay outstanding bank indebtedness and the balance was used for general corporate purposes. The Company has the right under the subordinated debentures to extend interest payment periods up to five consecutive years, and, as a consequence, dividends on the 7.5% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust III during any such extended interest payment period. The 7.5% TOPrS are redeemable by PLC Capital Trust III at any time on or after August 22, 2006.

        On September 25, 2002, a special purpose finance subsidiary of the Company, PLC Capital Trust IV, issued $115 million of 7.25% TOPrS. The 7.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 7.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust IV’s obligations with respect to the 7.25% TOPrS.

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

        On October 25, 2002, the Company caused PLC Capital Trust I, a special purpose finance subsidiary of the Company, to redeem $75 million of 8.25% Trust Originated Preferred Securities it issued in 1997. In a related transaction the Company redeemed its subordinated debentures which were held by PLC Capital Trust I. The redemption resulted in a charge of $2.2 million, primarily comprised of unamortized deferred debt issue costs.

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

        On January 27, 2004, a special purpose finance subsidiary of the Company, PLC Capital Trust V, issued $100 million of 6.125% TOPrS. The 6.125% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 6.125% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust V’s obligations with respect to the 6.125% TOPrS.

        PLC Capital Trust V was formed solely to issue securities and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of PLC Capital Trust V are $103.1 million of Protective Life Corporation 6.125% Subordinated Debentures due 2034, Series F. The Company has the right under the subordinated debentures to extend interest payment periods up to five consecutive years, and, as a consequence, dividends on the 6.125% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust V during any such extended interest payment period. The 6.125% TOPrS are redeemable by PLC Capital Trust V at any time on or after January 27, 2009.

        The majority of the proceeds of the 6.125% TOPrS was used to pay down outstanding bank debt, $59.9 million of which was issued to redeem the Company’s outstanding 7.50% 15-year Senior Notes on January 1, 2004. In addition, the Company repaid the $25 million outstanding as of December 31, 2003, on its $200 million line of credit. The balance of the proceeds will be used for general corporate purposes, affording the Company additional financial flexibility in the future.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance company’s state of domicile. Statutory accounting rules are different from accounting principles generally accepted in the United States of America and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of the Company’s insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by the Company.

CONTRACTUAL OBLIGATIONS

The table below sets forth future maturities of long-term debt, guaranteed preferred beneficial interests in the Company’s subordinated debt securities, stable value products, notes payable, operating lease obligation, mortgage loan commitments, and liabilities related to variable interest entities.

                                                      2004          2005-2006      2007-2008      After 2008
---------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Long-term debt                                     $   75,000       $   25,000                       $361,329
Subordinated debt securities                                                                          221,650
Stable value products                               1,156,511        2,018,613      $1,378,341        123,066
Note payable                                            2,234
Operating lease obligation                              1,530            3,061          66,255
Other property lease obligations                        5,730            9,459           5,646          9,313
Mortgage loan commitments                             578,546
Liabilities related to variable interest
  entities                                            400,000
---------------------------------------------------------------------------------------------------------------

        The table above excludes liabilities related to separate accounts of $2,220.8 million. Separate account liabilities represent funds maintained for contract holders who bear the related investment risk. These liabilities are supported by assets that are legally segregated and are not subject to claims that arise from other business activities of the Company. These assets and liabilities are separately identified on the consolidated balance sheets of the Company. The table also excludes future cash flows related to certain insurance liabilities due to the uncertainty with respect to the timing of the cash flows.

IMPACT OF INFLATION

        Inflation increases the need for life insurance. Many policyholders who once had adequate insurance programs may increase their life insurance coverage to provide the same relative financial benefit and protection. Higher interest rates may result in higher sales of certain of the Company’s investment products.

        The higher interest rates that have traditionally accompanied inflation could also affect the Company’s operations. Policy loans increase as policy loan interest rates become relatively more attractive. As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase. The market value of the Company’s fixed-rate, long-term investments may decrease, the Company may be unable to implement fully the interest rate reset and call provisions of its mortgage loans, and the Company’s ability to make attractive mortgage loans, including participating mortgage loans, may decrease. In addition, participating mortgage loan income may decrease. The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplemental Data”.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

        The following financial statements are located in this report on the pages indicated.

                                                                                                                          Page
Consolidated Statements of Income for the years
    ended December 31, 2003, 2002, and 2001...............................................................
Consolidated Balance Sheets as of December 31,
    2003 and 2002 ........................................................................................
Consolidated Statements of Share-Owners' Equity
    for the years ended December 31, 2003, 2002, and 2001.................................................
Consolidated Statements of Cash Flows
    for the years ended December 31, 2003, 2002, and 2001.................................................
Notes to Consolidated Financial Statements................................................................
Report of Independent Auditors............................................................................

For supplemental quarterly financial information, please see Note 14, “Consolidated Quarterly Results – Unaudited” of the Notes to Consolidated Financial Statements included herein.

                                                   PROTECTIVE LIFE CORPORATION
                                                CONSOLIDATED STATEMENTS OF INCOME

                                                                                           Year Ended December 31
                                                                               ---------------------------------------------
                                                                                   2003            2002           2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                 (dollars in thousands, except per share
                                                                                                 amounts)
Revenues
Premiums and policy fees                                                         $1,670,312     $1,561,717    $1,389,820
Reinsurance ceded                                                                  (934,435)      (751,396)     (771,151)
----------------------------------------------------------------------------------------------------------------------------
Net of reinsurance ceded                                                            735,877        810,321       618,669
Net investment income                                                             1,030,752      1,022,953       880,141
Realized investment gains (losses)
     Derivative financial instruments                                                12,550         28,308        (1,114)
     All other investments                                                           58,064            910        (8,740)
Other income                                                                        120,282        100,196       120,647
----------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                               1,957,525      1,962,688     1,609,603
----------------------------------------------------------------------------------------------------------------------------
Benefits and expenses
Benefits and settlement expenses (net of reinsurance ceded:
     2003 - $932,164; 2002 - $712,866; 2001 - $609,996)                           1,151,574      1,167,085       972,624
Amortization of deferred policy acquisition costs                                   225,107        267,662       147,058
Amortization of goodwill                                                                  0              0         3,555
Other operating expenses (net of reinsurance ceded:
     2003 - $144,921; 2002 - $176,871; 2001 - $167,243)                             255,432        262,898       276,770
----------------------------------------------------------------------------------------------------------------------------
     Total benefits and expenses                                                  1,632,113      1,697,645     1,400,007
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                                 325,412        265,043       209,596
----------------------------------------------------------------------------------------------------------------------------
Income tax expense
     Current                                                                         30,451         51,247        64,667
     Deferred                                                                        77,911         36,441         3,871
----------------------------------------------------------------------------------------------------------------------------
     Total income tax expense                                                       108,362         87,688        68,538
----------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations before                                        217,050        177,355       141,058
     cumulative effect of change in accounting principle
Loss from discontinued operations, net of income tax                                      0              0        (9,977)
Loss from sale of discontinued operations, net of income tax                              0              0       (20,545)
----------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of change                                       217,050        177,355       110,536
     in accounting principle
Cumulative effect of change in accounting principle, net of income tax                    0              0        (7,593)
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $ 217,050      $ 177,355     $ 102,943
============================================================================================================================
Net income from continuing operations before cumulative effect of                 $    3.10      $    2.54     $    2.02
     change in accounting principle per share - basic
Net income per share - basic                                                      $    3.10      $    2.54     $    1.48
Net income from continuing operations before cumulative effect of
     change  in accounting principle per share - diluted                          $    3.07      $    2.52     $    2.01
Net income per share - diluted                                                    $    3.07      $    2.52     $    1.47
Cash dividends paid per share                                                     $     .63      $     .59     $     .55
----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                   PROTECTIVE LIFE CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                               December 31
                                                                                  ------------------------------------
                                                                                        2003             2002
----------------------------------------------------------------------------------------------------------------------
                                                                                       (dollars in thousands)
Assets
Investments:
Fixed maturities, at market (amortized cost: 2003 - $12,743,213;
     2002 - $11,221,365)                                                            $13,355,911        $11,664,065
     Equity securities, at market (cost: 2003 - $45,379;
     2002 - $66,820)                                                                     46,731             64,523
     Mortgage loans                                                                   2,733,722          2,518,152
     Investment real estate, net of accumulated depreciation (2003 - $1,377;
     2002 - $1,137)                                                                      18,126             20,711
     Policy loans                                                                       502,748            543,161
     Other long-term investments                                                        249,494            222,490
     Short-term investments                                                             519,419            448,399
----------------------------------------------------------------------------------------------------------------------
     Total investments                                                               17,426,151         15,481,501
Cash                                                                                    136,698            101,953
Accrued investment income                                                               189,232            181,966
Accounts and premiums receivable, net of allowance for uncollectible amounts
     (2003 - $2,617; 2002 - $2,825)                                                      57,944             61,425
Reinsurance receivables                                                               2,350,606          2,368,068
Deferred policy acquisition costs                                                     1,861,020          1,707,253
Goodwill                                                                                 47,312             47,312
Property and equipment                                                                   45,640             41,324
Other assets                                                                            238,581            309,791
Assets related to separate accounts
     Variable annuity                                                                 2,045,038          1,513,824
     Variable universal life                                                            171,408            114,364
     Other                                                                                4,361              4,330
----------------------------------------------------------------------------------------------------------------------
                                                                                    $24,573,991        $21,933,111
======================================================================================================================

See Notes to Consolidated Financial Statements.

                                                   PROTECTIVE LIFE CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS
                                                           (continued)

                                                                                             December 31
                                                                             ----------------------------------------
                                                                                     2003               2002
---------------------------------------------------------------------------------------------------------------------
                                                                                    (dollars in thousands)
Liabilities
Policy liabilities and accruals
     Future policy benefits and claims                                             $ 8,948,131         $ 8,248,182
     Unearned premiums                                                                 784,566             875,956
---------------------------------------------------------------------------------------------------------------------
     Total policy liabilities and accruals                                           9,732,697           9,124,138
Stable value product account balances                                                4,676,531           4,018,552
Annuity account balances                                                             3,480,577           3,697,495
Other policyholders' funds                                                             158,875             174,140
Other liabilities                                                                      875,652             698,677
Accrued income taxes                                                                   (34,261)              3,186
Deferred income taxes                                                                  377,990             242,593
Liabilities related to variable interest entities                                      400,000                   0
Long-term debt                                                                         461,329             406,110
Subordinated debt securities                                                           221,650             215,000
Liabilities related to separate accounts
     Variable annuity                                                                2,045,038           1,513,824
     Variable universal life                                                           171,408             114,364
     Other                                                                               4,361               4,330
---------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                              22,571,847          20,212,409
---------------------------------------------------------------------------------------------------------------------
     Commitments and contingent liabilities - Note 6
---------------------------------------------------------------------------------------------------------------------
Share-owners' equity
Preferred Stock, $1 par value
     Shares authorized: 3,600,000
     Issued: none
Junior Participating Cumulative
     Preferred Stock, $1 par value
     Shares authorized: 400,000
     Issued: none
Common Stock, $.50 par value
     Shares authorized: 2003 and 2002 - 160,000,000
     Issued: 2003 and 2002 - 73,251,960                                                 36,626              36,626
Additional paid-in capital                                                             418,351             408,397
Treasury stock, at cost (2003 - 4,260,259 shares; 2002 - 4,576,066 shares)             (15,275)            (16,402)
Stock held in trust (2003 - 97,700 shares; 2002 - 79,632 shares)                        (2,788)             (2,417)
Unallocated stock in Employee Stock Ownership Plan (2003 - 724,068 shares;
2002 - 838,401 shares)                                                                  (2,367)             (2,777)
Retained earnings                                                                    1,235,012           1,061,361
Accumulated other comprehensive income
     Net unrealized gains on investments
     (net of income tax: 2003 - $177,642; 2002 - $128,145)                             329,907             237,983
     Accumulated gain (loss) - hedging (net of income tax:
     2003 - $1,442; 2002 - $(1,114))                                                     2,678              (2,069)
---------------------------------------------------------------------------------------------------------------------
     Total share-owners' equity                                                      2,002,144           1,720,702
---------------------------------------------------------------------------------------------------------------------
                                                                                   $24,573,991         $21,933,111
=====================================================================================================================

See Notes to Consolidated Financial Statements.

                                                   PROTECTIVE LIFE CORPORATION
                                         CONSOLIDATED STATEMENTS OF SHARE-OWNERS' EQUITY

                                                                                                             Net
                                                                                                          Unrealized  Accumulated
                                                Additional             Stock     Unallocated                Gains        Gain/       Total
                                       Common    Paid-In    Treasury   Held In    Stock in    Retained   (Losses) on    (Loss)    Share-Owners'
(dollars in thousands)                 Stock     Capital     Stock     Trust       ESOP       Earnings   Investments    Hedging     Equity
---------------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000           $34,667     $289,819  $(12,812)  $(1,318)     $(3,686)    $858,761    $(51,373)    $     0   $1,114,058
                                                                                                                                   ----------
   Net income for 2001                                                                          102,943                              102,943
   Change in net unrealized gains/
     losses on innvestments (net of
     income tax - $51,729)                                                                                   96,069                   96,069
   Reclassification adjustment
     for amounts included
     in net income (net of
     income tax - $3,059)                                                                                     5,681                    5,681
   Transition adjustment
     on derivative financial
     instruments (net of
     income tax - $2,127)                                                                                     3,951                    3,951
                                                                                                                                   ----------
   Comprehensive income for 2001                                                                                                     208,644
                                                                                                                                   ----------
   Cash dividends ($0.55 per share)                                                             (37,187)                             (37,187)
   Redemption of FELINE PRIDES         1,959      111,455                                                                            113,414
   Purchase of common stock                                              (217)                                                          (217)
   Purchase of treasury stock                                (3,405)                                                                  (3,405)
   Stock-based compensation                         3,349       240                                                                    3,589
   Reissuance of treasury
    stock to ESOP                                     797        82                  (879)                                                 0
   Allocation of stock to
    employee accounts                                                               1,248                                              1,248
---------------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001            36,626      405,420   (15,895)   (1,535)     (3,317)      924,517      54,328           0    1,400,144
                                                                                                                                   ----------
   Net income for 2002                                                                          177,355                              177,355
   Change in net unrealized
    gains/losses on investments
    (net of income tax -$99,209)                                                                            184,246                  184,246
   Reclassification adjustment
    for amounts included in
    net income (net of income
    tax - $(318))                                                                                              (591)                    (591)
   Change in accumulated
    gain (loss) hedging (net of
   income tax - $(1,114))                                                                                                (2,069)      (2,069)
                                                                                                                                   ----------
   Comprehensive income for 2002                                                                                                     358,941
                                                                                                                                   ----------
   Cash dividends ($0.59 per share)                                                            (40,511)                              (40,511)
   Purchase of common stock                                              (882)                                                          (882)
   Purchase of treasury stock                                  (828)                                                                    (828)
   Stock-based compensation                         2,928       311                                                                    3,239
   Reissuance of treasury stock
    to ESOP                                            49        10                   (59)                                                 0
   Allocation of stock to
    employee accounts                                                                 599                                                599
---------------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002            36,626      408,397   (16,402)   (2,417)     (2,777)     1,061,361    237,983      (2,069)   1,720,702
                                                                                                                                   ----------
   Net income for 2003                                                                           217,050                             217,050
   Change in net unrealized
    gains/losses on investments
    (net of income tax -$69,820)                                                                            129,666                  129,666
   Reclassification adjustment
    for amounts included in
    net income (net of income
    tax - $(20,322))                                                                                        (37,742)                 (37,742)
   Change in accumulated
    gain (loss) hedging (net of
    income tax - $(2,556))                                                                                                4,747        4,747
                                                                                                                                   ----------
   Comprehensive income for 2003                                                                                                     313,721
                                                                                                                                   ----------
   Cash dividends ($0.63 per share)                                                               (43,399)                           (43,399)
   Purchase of common stock                                              (371)                                                          (371)
   Purchase of treasury stock                                                                                                              0
   Stock-based compensation                         9,195     1,009                                                                   10,204
   Reissuance of treasury stock
    to ESOP                                           759       118                   (877)                                                0
   Allocation of stock to
    employee accounts                                                                1,287                                             1,287
---------------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003 -
 Note 7                              $36,626     $418,351  $(15,275)  $(2,788)     $(2,367)     $1,235,012   $329,907     $2,678   $2,002,144
---------------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                   PROTECTIVE LIFE CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31
                                                                 ----------------------------------------------------
                                                                        2003              2002            2001
---------------------------------------------------------------------------------------------------------------------
                                                                               (dollars in thousands)
Cash flows from operating activities
Net income                                                          $    217,050      $  177,355     $    102,943
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Realized investment (gains) losses                              (58,064)           (910)           8,740
         Amortization of deferred policy acquisition costs               225,107         239,490          154,384
         Capitalization of deferred policy acquisition costs            (381,120)       (435,324)        (317,627)
         Depreciation expense                                             12,302          11,015           12,110
         Deferred income taxes                                            77,911          36,441            6,856
         Accrued income taxes                                            (37,447)        (57,711)          98,476
         Amortization of goodwill                                              0               0            9,056
         Loss from sale of discontinued operations                             0               0           20,545
         Interest credited to universal life and investment products     647,695         900,930          944,098
         Policy fees assessed on universal life and investment products (324,773)       (268,191)        (222,415)
         Change in accrued investment income and other receivables        18,885        (272,362)        (241,517)
         Change in policy liabilities and other policyholders'funds of
             traditional life and health products                        500,871         528,122          442,193
         Change in other liabilities                                    (187,892)         98,504          157,529
         Other, net                                                       74,994         (55,214)           5,930
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                785,519         902,145        1,181,301
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Investments available for sale, net of short-term investments:
         Maturities and principal reductions of investments            4,618,380       3,624,740        1,984,515
         Sale of investments                                           7,539,941      15,272,346        7,698,056
         Cost of investments acquired                                (13,173,599)    (20,014,231)     (10,903,478)
Increase in mortgage loans, net                                         (215,570)         (5,308)        (244,620)
Decrease (increase) in investment real estate, net                         2,585           5,638          (13,783)
Decrease (increase) in policy loans, net                                  40,413         (21,320)        (291,314)
Increase in other long-term investments, net                             (26,760)       (117,866)         (38,162)
Decrease (increase) in short-term investments, net                       258,442        (211,244)         (47,994)
Acquisitions and bulk reinsurance assumptions                                  0         130,515         (124,027)
Sale of discontinued operations, net of cash transferred                       0               0          216,031
Purchase of property and equipment                                       (16,618)        (10,880)         (12,212)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (972,786)     (1,347,610)      (1,776,988)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt        6,271,766       2,119,772        2,738,763
Principal payments on line of credit arrangements and long-term debt  (6,216,546)     (2,206,874)      (2,551,677)
Payment of guaranteed preferred beneficial interests                           0         (75,000)               0
Dividends to share owners                                                (43,399)        (40,511)         (37,187)
Issuance of guaranteed preferred beneficial interests                          0         115,000          100,000
Purchase of common stock held in trust                                      (371)           (882)            (217)
Purchase of treasury stock                                                     0            (828)          (3,405)
Investment product deposits and change in universal life deposits      2,721,579       1,687,213        1,735,653
Investment product withdrawals                                        (2,511,017)     (1,177,030)      (1,315,179)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                222,012         420,860          666,751
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                               34,745         (24,605)          71,064
---------------------------------------------------------------------------------------------------------------------
Cash at beginning of year                                                101,953         126,558           55,494
---------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                   $  136,698      $  101,953       $  126,558
---------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (All dollar amounts in tables are in thousands except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements of Protective Life Corporation and subsidiaries (the Company) are prepared on the basis of accounting principles generally accepted in the United States of America. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. (See also Note 9.)

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make various estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Entities Included

        The consolidated financial statements include the accounts, after intercompany eliminations, of Protective Life Corporation and its wholly owned subsidiaries.

Nature of Operations

        Protective Life Corporation is a holding company whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate division devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company (Protective Life) is the Company’s largest operating subsidiary.

        The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.

Recently Issued Accounting Standards

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137, 138, and 149, requires the Company to record all derivative financial instruments at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative charge to net income, net of income tax, of $7.6 million ($0.11 per share on both a basic and diluted basis) and a cumulative after-tax increase to other comprehensive income of $4.0 million on January 1, 2001. The charge to net income and increase to other comprehensive income primarily resulted from the recognition of derivative instruments embedded in the Company’s corporate bond portfolio. In addition, the charge to net income includes the recognition of the ineffectiveness on existing hedging relationships including the difference in spot and forward exchange rates related to foreign currency swaps used as an economic hedge of foreign-currency-denominated stable value contracts. The adoption of SFAS No. 133 has introduced volatility into the Company’s reported net income and other comprehensive income depending on market conditions and the Company’s hedging activities.

        On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. The standard replaces the requirement to amortize goodwill with one that calls for an annual impairment test, among other provisions. The Company has performed an impairment test and determined that its goodwill was not impaired at October 31, 2003, and 2002. The following table illustrates adjusted income from continuing operations before cumulative effect of change in accounting principle as if this pronouncement was adopted as of January 1, 2001:

                                                                                       Year Ended December 31
                                                                             -----------------------------------------
                                                                                2003            2002         2001
----------------------------------------------------------------------------------------------------------------------
Adjusted net income:
     Income from continuing operations before
       cumulative effect of change in accounting principle                      $217,050      $177,355      $141,058
     Add back amortization of goodwill, net of income tax                                                      2,311
----------------------------------------------------------------------------------------------------------------------
Adjusted income from continuing operations before
     cumulative effect of change in accounting principle                         217,050       177,355       143,369
Loss from discontinued operations, net of income tax                                                          (9,977)
Loss from sale of discontinued operations, net of income tax                                                 (20,545)
----------------------------------------------------------------------------------------------------------------------
Adjusted net income before cumulative effect of change in
     accounting principle                                                        217,050       177,355       112,847
Cumulative effect of change in accounting principle, net of income tax                                        (7,593)
----------------------------------------------------------------------------------------------------------------------
     Adjusted net income                                                        $217,050      $177,355      $105,254
----------------------------------------------------------------------------------------------------------------------

        On January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishment of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion No. 30 when determining the accounting for the extinguishment of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 requires the Company to restate previously issued financial statements to reclassify losses related to the early extinguishment of debt from extraordinary losses to operating expenses. The Company’s 2002 financial statements have been restated, in accordance with SFAS No. 145, to reclassify the $2.2 million charge, which resulted from the redemption of subordinate debentures.

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The effective date of FIN 46 is March 31, 2004, for the Company. However, FIN 46 shall be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (December 31, 2003, for the Company). As such, the Company consolidated, as of December 31, 2003, a special-purpose entity whose investments are managed by the Company. The special-purpose entity was consolidated based on the determination that the Company was its primary beneficiary. The consolidation resulted in the Company’s reported assets and liabilities increasing by $430.6 million with an immaterial impact on the results of operations. The increase in assets was the result of the entity’s $430.6 million investment portfolio, while the increase in liabilities was due to $400.0 million of notes payable (reported in “liabilities related to variable interest entities”), $15.0 million of derivative liabilities (reported in “other liabilities”), and $15.6 million of minority interest (reported in “other liabilities”). Additionally, the Company deconsolidated, as of December 31, 2003, the special-purpose entities PLC Capital Trust III and PLC Capital Trust IV after determining the Company was not the primary beneficiary of these special-purpose entities. The deconsolidation resulted in a $6.6 million increase to “investments” and “subordinated debt securities”. The Company is currently evaluating the impact of FIN 46 on entities not considered to be special-purpose entities, which would be required to be consolidated as of March 31, 2004. Although the Company does not expect the implementation of the provisions of FIN 46, on March 31, 2004, to have a material impact on its results of operations, had the provisions been effective at December 31, 2003, the Company’s reported assets and liabilities would have increased by approximately $109 million.

        On October 1, 2003, the Company adopted Derivatives Implementation Group Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within certain modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The adoption did not have a material impact on its financial condition or results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including the calculation of guaranteed minimum death benefits (GMDB). SOP 03-1 also addresses the capitalization and amortization of sales inducements to contract holders. Had the provision been effective at December 31, 2003, the Company would have reported a GMDB accrual $0.3 million higher than currently reported. Although the original intent of SOP 03-1 was to address the accounting for contract provisions not addressed by SFAS No. 97, such as guaranteed minimum death benefits within a variable annuity contract, it appears that SOP 03-1 contains language that may impact the accounting for universal life products in a material way. The life insurance industry and some insurance companies have filed letters with the American Institute of Certified Public Accountants seeking clarification, guidance, delay and/or revision to more appropriately reflect the underlying economic issues of universal life insurance products. The Company is currently evaluating the impact of SOP 03-1 on the accounting for its universal life products.

        On December 31, 2003, the Company adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” as revised by the FASB in December 2003. The FASB revised disclosure requirements for pension plans and other postretirement benefit plans to require more information. The revision of SFAS No. 132 did not have a material effect on the Company’s financial position or results of operations.

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Act). The Medicare Act introduces a prescription drug benefit for Medicare-eligible retirees in 2006, as well as a federal subsidy to plan sponsors that provide prescription drug benefits. In accordance with FASB Staff Position No. 106-1, the Company has elected to defer recognizing the effects of the Medicare Act for its postretirement plans under FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension,” until authoritative guidance on accounting for the federal subsidy is issued. The Company anticipates that the Medicare Act will not have a material impact on the financial results of the Company; therefore the costs reported in Note 11 to the Consolidated Financial Statements do not reflect these changes. The final accounting guidance could require changes to previously reported information.

Investments

        Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

o	Fixed maturities (bonds and redeemable preferred stocks) – at current market value. Where market values are unavailable, the Company obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

o	Equity securities (common and nonredeemable preferred stocks) – at current market value.

o	Mortgage loans – at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

o	Investment real estate – at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

o	Policy loans - at unpaid balances.

o	Other long-term investments – at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

o	Short-term investments – at amortized cost, which approximates current market value, except collateral from securities lending which is recorded at current market value.

        Estimated market values were derived from the durations of the Company’s fixed maturities and mortgage loans. Duration measures the relationship between changes in market value to changes in interest rates. While these estimated market values generally provide an indication of how sensitive the market values of the Company’s fixed maturities and mortgage loans are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

        Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $0.6 million in bank deposits voluntarily restricted as to withdrawal.

        The market values of fixed maturities increase or decrease as interest rates fall or rise. As prescribed by generally accepted accounting principles, investments deemed as “available for sale” are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owners’ equity. Furthermore, investments deemed as trading securities by the Company are recorded at their market values with any resulting unrealized gains and losses reported in net realized gains. The Company’s trading securities were consolidated as of December 31, 2003 in conjunction with the adoption of FIN 46, therefore, there was no income effect for the year then ended.

        Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

Derivative Financial Instruments

        The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, futures contracts, and option contracts are sometimes used to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. The Company uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to modify the interest characteristics of certain investments, and its Senior Notes, Medium-Term Notes, and subordinated debt securities. Swap contracts are also used to alter the effective durations of assets and liabilities. The Company uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

        Derivative instruments expose the Company to credit and market risk. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

        The Company monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. The Company’s asset/liability committee is responsible for implementing various strategies to mitigate or eliminate certain financial and market risks. These strategies are developed through the committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into the Company’s overall interest rate and currency exchange risk management strategies.

        All derivatives are recognized on the balance sheet (in “other long-term investments” or “other liabilities”) at their fair value (primarily estimates from independent pricing services). On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), or (3) as a derivative either held for investment purposes or held as an instrument designed to mitigate the economic changes in value or cash flows of another instrument (“other” derivative). Changes in the fair value of a derivative that is highly effective as – and that is designated and qualifies as – a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as – and that is designated and qualified as – a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of other derivatives are recognized in current earnings and reported in “Realized investment gains (losses) – derivative financial instruments” in the Company’s consolidated statements of income.

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

        The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

        When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will remain therein until such time as they are reclassified to earnings as originally forecasted to occur. In all situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

        Fair-Value Hedges. During 2003, there were no fair value hedges outstanding. In 2002 and 2001, the Company designated, as fair value hedges, callable interest rate swaps used to modify the interest characteristics of certain callable Medium-Term Notes and stable value contracts. In assessing hedge effectiveness, the Company excludes the embedded call option’s time value component from each derivative’s total gain or loss. In 2002 and 2001, total measured ineffectiveness for the fair value hedging relationships was insignificant while the excluded time value component resulted in a pre-tax gain of $0 and $1.3 million, respectively. Both the measured ineffectiveness and the excluded time value component are reported in “Realized investment gains (losses) – Derivative financial instruments” in the Company’s consolidated statements of income.

        Cash-Flow Hedges. The Company has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, the Company pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, the Company designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. In 2003 and 2002, a pretax loss of $66.0 million and $19.8 million, respectively, representing the change in fair value of the hedged contracts, and a gain of like amount representing the application of hedge accounting to this transaction, were recorded in “Realized investment gains (losses) – Derivative financial instruments” in the Company’s consolidated condensed statements of income. For the years ended December 31, 2003 and 2002, the amount of the hedge’s ineffectiveness reported in income was a $0.3 million gain and an immaterial loss, respectively. Additionally, as of December 31, 2003 and 2002, the Company reported an increase to accumulated other comprehensive income of $2.7 million (net of income tax of $1.4 million) and a reduction to accumulated other comprehensive income of $2.1 million (net of income tax of $1.1 million), respectively, related to its derivative designated as a cash flow hedge. During 2004, the Company expects to reclassify out of accumulated other comprehensive income and into earnings, as a reduction of interest expense, approximately $3.4 million.

        Other Derivatives. The Company uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments as well as certain debt and preferred security obligations of the Company. In 2003, 2002, and 2001, the Company recognized net pre-tax gains of $5.6 million, net pre-tax gains of $46.7 million, and net pre-tax losses of $0.5 million, respectively, representing the change in fair value of these derivative instruments as well as a realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, the Company recognized a $2.6 million pre-tax gain in 2003 while recognizing a $1.9 million foreign exchange pre-tax loss on the related foreign-currency-denominated stable value contracts. In 2002, the Company recognized a $70.8 million pre-tax gain while recognizing a $74.9 million foreign exchange pre-tax loss on the related foreign-currency-denominated stable value contracts. In 2001, the Company recognized an $8.2 million pre-tax loss on its foreign currency swaps while recognizing an $11.2 million foreign exchange pre-tax gain on the related foreign-currency-denominated stable value contracts. The net loss and net gain in 2002 and 2001, respectively, primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net loss and net gain is reflected in “Realized investment gains (losses) – Derivative financial instruments” in the Company’s consolidated condensed statements of income.

        The Company has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. In 2003, 2002, and 2001, the Company recognized pre-tax gains of $3.0 million, $2.0 million, and $12.2 million, respectively, for the change in the asset swaps’ fair value and recognized a $0.1 million pre-tax gain, a $7.8 million pre-tax loss, and a $16.9 million pre-tax loss, respectively, to separately record the embedded equity options at fair value.

        The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party. The Company recognized a $2.9 million pre-tax gain, an $8.5 million pre-tax loss, and a $0.3 million pre-tax loss in 2003, 2002, and 2001, respectively, for the change in the total return swap’s fair value.

        At December 31, 2003, contracts with a notional amount of $3.6 billion were in a $152.4 million net gain position. At December 31, 2002, contracts with a notional amount of $7.1 billion were in a $89.9 million net gain position.

        The Company’s derivative financial instruments are with highly rated counterparties.

Cash

        Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

Deferred Policy Acquisition Costs

        Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business, have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits; currently 2.6% to 9.4%) it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with the Company’s universal life and investment products had been realized.

        The cost to acquire blocks of insurance, representing the present value of future profits from such blocks of insurance, is also included in deferred policy acquisition costs. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8%. The unamortized present value of future profits for all acquisitions was approximately $502.2 million and $542.5 million at December 31, 2003 and 2002, respectively. During 2003, no present value of profits was capitalized and $40.3 million was amortized. During 2002, $62.5 million of present value of future profits was capitalized (relating to acquisitions and adjustments made during the year), a $2.1 million reduction came from the sale of a small subsidiary, and $41.3 million was amortized.

        The expected amortization of the present value of future profits for the next five years is as follows:

     Year          Expected Amortization
---------------------------------------------
     2004                   $32,400
     2005                    30,700
     2006                    29,200
     2007                    28,000
     2008                    26,800
---------------------------------------------

Goodwill

        The goodwill balance at December 31, 2003 and 2002 was $47.3 million. At October 31, 2003, and 2002, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Property and Equipment

        Property and equipment are reported at cost less accumulated depreciation. The Company primarily uses the straight-line method of depreciation based upon the estimated useful lives of the assets. The Company’s Home Office building is depreciated over a thirty-nine year useful life, furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and software and computers are depreciated over a three year useful life. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

        Property and equipment consisted of the following at December 31:

                                                         2003               2002
------------------------------------------------------------------------------------
Home Office building                                  $ 48,678          $ 45,297
Data processing equipment                               35,708            31,844
Other, principally furniture and equipment              46,270            41,006
------------------------------------------------------------------------------------
                                                       130,656           118,147
Accumulated depreciation                                85,016            76,823
------------------------------------------------------------------------------------
                                                      $ 45,640          $ 41,324
------------------------------------------------------------------------------------

Separate Accounts

        The assets and liabilities related to separate accounts in which the Company does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements.

Stable Value Product Account Balances

        The Company markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Through its registered funding agreement-backed note program, the Company is able to offer secured notes to both institutional and retail investors. During the fourth quarter of 2003, the Company registered a funding agreement-backed notes program with the SEC. GICs are generally contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Stable value product account balances include GICs and funding agreements issued by the Company as well as the obligations of consolidated special purpose trusts or entities formed to purchase funding agreements issued by the Company. At December 31, 2003 and 2002 the Company had $2.8 billion and $2.2 billion, respectively of stable value product account balances marketed through structured programs. Most GICs and funding agreements written by the Company have maturities of three to seven years. At December 31, 2003, future maturities of stable value products were $1.2 billion in 2004, $2.0 billion in 2005–2006, $1.4 billion in 2007–2008, and $123.1 million after 2008.

Revenues and Benefits Expense

Traditional Life, Health, and Credit Insurance Products:

        Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs. Gross premiums in excess of net premiums related to immediate annuities are deferred and recognized over the life of the policy.

        Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2003 were 6.98%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to the Company and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

        Activity in the liability for unpaid claims is summarized as follows:

                                                             2003             2002              2001
               ------------------------------------------------------------------------------------------
               Balance beginning of year                   $116,214         $100,023         $110,064
                    Less reinsurance                         54,765           33,723           25,830
               ------------------------------------------------------------------------------------------
               Net balance beginning of year                 61,449           66,300           84,234
               ------------------------------------------------------------------------------------------
               Incurred related to:
               Current year                                 266,676          258,612          383,371
               Prior year                                    (1,783)            (338)          (1,080)
               ------------------------------------------------------------------------------------------
               Total incurred                               264,893          258,274          382,291
               ------------------------------------------------------------------------------------------
               Paid related to:
               Current year                                 261,311          243,206          312,748
               Prior year                                    (1,406)          22,528           81,220
               ------------------------------------------------------------------------------------------
               Total paid                                   259,905          265,734          393,968
               ------------------------------------------------------------------------------------------
               Other changes:
               Acquisitions and reserve transfers                 0            2,609           (6,257)
               ------------------------------------------------------------------------------------------
               Net balance end of year                       66,437           61,449           66,300
                    Plus reinsurance                         55,395           54,765           33,723
               ------------------------------------------------------------------------------------------
               Balance end of year                         $121,832         $116,214         $100,023
               ------------------------------------------------------------------------------------------

Universal Life and Investment Products:

        Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 4.6% to 6.5% and investment products ranged from 2.6% to 4.8% in 2003.

        The Company’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Income tax provisions are generally based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the deferral of policy acquisition costs and the provision for future policy benefits and expenses.

Discontinued Operations

        On December 31, 2001, the Company completed the sale to Fortis, Inc. of substantially all of its Dental Division and discontinued other remaining Dental Division related operations, primarily other health insurance lines.

        The operating results and charges related to the sale of the Dental Division and discontinuance of other related operations at December 31 are as follows:

                                                                               2003          2002            2001
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                                                $12,293       $15,809         $350,916
-----------------------------------------------------------------------------------------------------------------------
Loss before income taxes from discontinued operations                         $     0       $     0         $(12,797)
Income tax benefit                                                                  0             0            2,820
-----------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                             $     0       $     0         $ (9,977)
-----------------------------------------------------------------------------------------------------------------------
Gain from sale of discontinued operations before income tax                                                 $ 22,927
Income tax expense related to sale                                                                           (43,472)
-----------------------------------------------------------------------------------------------------------------------
Loss from sale of discontinued operations                                                                   $(20,545)
-----------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations - per share (diluted and basic)             $     0       $     0         $   (.14)
Loss from sale of discontinued operations - per share (diluted and basic)                                   $   (.29)
-----------------------------------------------------------------------------------------------------------------------

        Assets and liabilities related to the discontinued lines of business of approximately $60.3 million remain at December 31, 2003.

Net Income Per Share

        Net income per share – basic is net income divided by the average number of shares of Common Stock outstanding including shares that are issuable under various deferred compensation plans. Net income per share – diluted is adjusted net income divided by the average number of shares outstanding including all diluted, potentially issuable shares that are issuable under various stock-based compensation plans and stock purchase contracts.

        Net income and a reconciliation of basic and diluted average shares outstanding for the years ended December 31 is summarized as follows:

                                                                       2003            2002            2001
--------------------------------------------------------------------------------------------------------------
Net income                                                           $217,050        $177,355        $102,943
--------------------------------------------------------------------------------------------------------------
Average shares issued and outstanding                              68,886,442      68,659,881      68,037,410
Stock held in trust                                                  (102,412)        (67,566)        (47,759)
Issuable under various deferred compensation plans                  1,249,258       1,331,640       1,420,874
--------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                                 70,033,288      69,923,955      69,410,525
Stock held in trust                                                   102,412          67,566          47,759
Stock appreciation rights                                             248,289         220,500         266,132
Issuable under various other stock-based compensation plans           260,653         250,776         225,757
--------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted                               70,644,642      70,462,797      69,950,173
--------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information

        The following table sets forth supplemental cash flow information for the years ended December 31:

                                                                2003             2002               2001
------------------------------------------------------------------------------------------------------------
Cash paid during the year:
     Interest on debt                                         $45,341         $  39,553        $   37,020
     Income taxes                                              66,082           132,039            31,795
------------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
     Reissuance of treasury stock to ESOP                     $   877         $      59        $      879
     Change in unallocated stock in ESOP                          410               540               369
     Stock-based compensation                                  10,204             3,239             3,589
     Redemption of FELINE PRIDES (See Note 4)                                                     113,414
------------------------------------------------------------------------------------------------------------
Acquisitions and related reinsurance transactions:
     Assets acquired                                          $     0         $ 358,897        $2,554,202
     Liabilities assumed                                            0          (489,412)       (2,430,175)
------------------------------------------------------------------------------------------------------------
     Net                                                      $     0         $(130,515)       $  124,027
------------------------------------------------------------------------------------------------------------

Reclassifications

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owners’ equity.

2. Investment Operations

        Major categories of net investment income for the years ended December 31 are summarized as follows:

                                               2003               2002                2001
------------------------------------------------------------------------------------------------
Fixed maturities                             $ 743,934         $  680,825          $615,089
Equity securities                                2,321              3,500             3,550
Mortgage loans                                 208,983            218,165           208,830
Investment real estate                           3,478              2,437             4,632
Short-term investments and other                91,795            134,900            65,144
------------------------------------------------------------------------------------------------
                                             1,050,511          1,039,827           897,245
Investment expenses                             19,759             16,874            17,104
------------------------------------------------------------------------------------------------
                                            $1,030,752         $1,022,953          $880,141
------------------------------------------------------------------------------------------------

        Realized investment gains (losses) for all other investments for the years ended December 31 are summarized as follows:

                                                   2003             2002              2001
------------------------------------------------------------------------------------------------
Fixed maturities                                  $57,401           $2,674          $(7,311)
Equity securities                                  (1,372)              65            2,462
Mortgage loans and other investments                2,035           (1,829)          (3,891)
------------------------------------------------------------------------------------------------
                                                  $58,064           $  910          $(8,740)
------------------------------------------------------------------------------------------------

        In 2003, gross gains on the sale of investments available for sale (fixed maturities, equity securities, and short-term investments) were $90.3 million, and gross losses were $34.3 million. In 2002, gross gains were $45.5 million, and gross losses were $42.8 million. In 2001, gross gains were $27.5 million, and gross losses were $32.5 million.

        Each quarter the Company reviews investments with material unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other than temporary asset impairments exist. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2003, 2002, and 2001, the Company recorded other-than-temporary impairments in its investments of $22.3 million, $30.2 million, and $12.6 million, respectively.

        Realized investment gains (losses) for derivative financial instruments for the years ended December 31 are summarized as follows:

                                                               2003            2002             2001
                -------------------------------------------------------------------------------------------
                Derivative financial instruments             $12,550         $28,308          $(1,114)
                -------------------------------------------------------------------------------------------

        The amortized cost and estimated market value of the Company’s investments classified as available for sale at December 31 are as follows:

                                                                               Gross          Gross
                                                              Amortized      Unrealized     Unrealized      Estimated
                                                                Cost           Gains          Losses       Market Value
-------------------------------------------------------------------------------------------------------------------------
2003
Fixed maturities:
    Bonds:
      Mortgage-backed securities                             $ 4,491,392        $132,984      $(36,112)      $ 4,588,264
      United States Government and authorities                    83,834           6,538          (119)           90,253
      States, municipalities, and political subdivisions          25,349           1,738            (1)           27,086
      Public utilities                                         1,389,389          96,926       (10,776)        1,475,539
      Convertibles and bonds with warrants                        43,384             743          (277)           43,850
      All other corporate bonds                                6,286,776         455,323       (34,476)        6,707,623
    Redeemable preferred stocks                                    2,957             207             0             3,164
-------------------------------------------------------------------------------------------------------------------------
                                                              12,323,081         694,459       (81,761)       12,935,779
Equity securities                                                 45,379           1,881          (529)           46,731
Short-term investments                                           514,619               0             0           514,619
-------------------------------------------------------------------------------------------------------------------------
                                                             $12,883,079        $696,340      $(82,290)      $13,497,129
-------------------------------------------------------------------------------------------------------------------------
2002
Fixed maturities:
    Bonds:
      Mortgage-backed securities                             $ 4,168,026        $199,316     $ (28,311)      $ 4,339,031
      United States Government and authorities                    90,647           5,752                          96,399
      States, municipalities, and political subdivisions          27,005           2,349             0            29,354
      Public utilities                                         1,153,710          61,831       (42,139)        1,173,402
      Convertibles and bonds with warrants                       115,728           2,656        (5,872)          112,512
      All other corporate bonds                                5,664,549         348,809      (101,818)        5,911,540
    Redeemable preferred stocks                                    1,700             127             0             1,827
-------------------------------------------------------------------------------------------------------------------------
                                                              11,221,365         620,840      (178,140)       11,664,065
Equity securities                                                 66,820           2,408        (4,705)           64,523
Short-term investments                                           448,399               0             0           448,399
-------------------------------------------------------------------------------------------------------------------------
                                                             $11,736,584        $623,248     $(182,845)      $12,176,987
-------------------------------------------------------------------------------------------------------------------------

        At December 31, 2003, the Company had an additional $420.1 million of fixed maturities and $4.8 million of short-term investments classified as trading securities.

        The amortized cost and estimated market value of available for sale fixed maturities at December 31, 2003, by expected maturity, are shown as follows. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                         Estimated
                                         Amortized        Estimated
                                           Cost          Market Value
--------------------------------------------------------------------
Due in one year or less                $   543,925      $   553,842
Due after one year through
    five years                           2,541,726        2,634,178
Due after five years
    through ten years                    3,568,742        3,773,500
Due after ten years                      5,668,688        5,974,259
--------------------------------------------------------------------
                                       $12,323,081      $12,935,779
--------------------------------------------------------------------

        The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2003.

                                  Less Than 12 Months           12 Months or More                   Total
                               --------------------------    ------------------------    ----------------------------
                                  Market      Unrealized       Market     Unrealized         Market      Unrealized
                                  Value         Loss           Value        Loss             Value          Loss
---------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities     $  653,360    $(12,329)         $100,397   $(23,784)        $753,757      $(36,113)
US government                      15,763        (119)                0          0           15,763          (119)
State, municipalities, etc.           488          (1)                0          0              488            (1)
Public utilities                  286,552     (10,080)           18,165       (696)         304,717       (10,776)
Convertible bonds                  21,409        (167)              229       (111)          21,638          (278)
Other corporate bonds             940,949     (25,414)           83,757     (9,077)       1,024,706       (34,491)
Equities                              102         (45)            2,870       (467)           2,972          (512)
---------------------------------------------------------------------------------------------------------------------
                               $1,918,623    $(48,155)         $205,418   $(34,135)      $2,124,041      $(82,290)
---------------------------------------------------------------------------------------------------------------------

        The Company considers the impairment of securities that have been in an unrealized loss position for less than 12 months to be temporary. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until maturity.

        For mortgage-backed securities in an unrealized loss position for greater than 12 months, $23.3 million of the unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. The Company does not consider these unrealized loss positions to be other than temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

        The Corporate Bonds category has gross unrealized losses of $9.1 million at December 31, 2003, composed of $2.8 million of electrical industry securities, $5.0 million of transportation industry securities, and $1.3 million of other industry securities. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered included credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information.

        At December 31, 2003 and 2002, the Company had bonds which were rated less than investment grade of $995.5 million and $869.2 million, respectively, having an amortized cost of $990.7 million and $969.4 million, respectively. Not included in these less than investment grade bonds at December 31, 2003, are $10.9 million of trading securities. At December 31, 2003, approximately $66.9 million of the bonds rated less than investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $1,975.3 million of bonds are not publicly traded.

        The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available for sale, for the years ended December 31 is summarized as follows:

                               2003            2002           2001
------------------------------------------------------------------------
Fixed maturities              $110,499        $227,283      $108,307
Equity securities                2,372            (480)          715
------------------------------------------------------------------------

        The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2003, securities with a market value of $324.5 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

        At December 31, 2003, all of the Company’s mortgage loans were commercial loans of which 75% were retail, 8% were apartments, 8% were office buildings, 8% were warehouses, and 1% were other. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s leased space represents more than 2.8% of mortgage loans. Approximately 74% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Tennessee, Georgia, North Carolina, South Carolina, Alabama, Virginia, Florida, Pennsylvania, Ohio, California, Mississippi and Washington.

        Many of the mortgage loans have call provisions between 3 and 10 years. Assuming the loans are called at their next call dates, approximately $125.0 million would become due in 2004, $537.3 million in 2005 through 2008, $461.5 million in 2009 through 2013, and $40.2 million thereafter.

        At December 31, 2003, the average mortgage loan was $2.2 million, and the weighted average interest rate was 7.2%. The largest single mortgage loan was $19.6 million.

        For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2003 and 2002, approximately $382.7 million and $475.5 million, respectively, of the Company’s mortgage loans have this participation feature.

        At December 31, 2003 and 2002, the Company’s problem mortgage loans (over ninety days past due) and foreclosed properties totaled $11.8 million and $16.2 million, respectively. Since the Company’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on the Company’s evaluation of its mortgage loan portfolio, the Company does not expect any material losses on its mortgage loans.

        At December 31, 2003 and 2002, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $283.6 million and $295.7 million, respectively.

        Certain investments with a carrying value of $64.4 million were non-income producing for the twelve months ended December 31, 2003.

        Policy loan interest rates generally range from 4.5% to 8.0%.

3. Income Taxes

        The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

                                                2003           2002           2001
--------------------------------------------------------------------------------------
Statutory federal income tax                    35.0%          35.0%         35.0%
    rate applied to pretax income
Amortization of nondeductible goodwill           0.0            0.0           0.1
State income taxes                               0.2            0.8           0.7
Dividends received deduction
    and tax-exempt income                       (1.5)          (2.1)         (1.8)
Low-income housing credit                       (0.3)          (0.4)         (0.5)
Other                                           (0.1)          (0.2)         (0.8)
--------------------------------------------------------------------------------------
                                                33.3%          33.1%         32.7%
--------------------------------------------------------------------------------------

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                         2003           2002              2001
----------------------------------------------------------------------------------------------------
Deferred policy acquisition costs                     $ 86,911       $ 19,378          $ 81,947
Benefit and other policy liability changes              23,101         40,104           (75,422)
Temporary differences of investment income             (14,800)       (30,933)            6,285
Other items                                            (17,301)         7,892            (8,939)
----------------------------------------------------------------------------------------------------
                                                      $ 77,911       $ 36,441          $  3,871
----------------------------------------------------------------------------------------------------

        The components of the Company’s net deferred income tax liability as of December 31 were as follows:

                                                       2003               2002
-------------------------------------------------------------------------------------
Deferred income tax assets:                         $221,713            $244,814
Policy and policyholder liability reserves
Other                                                 24,790               7,489
-------------------------------------------------------------------------------------
                                                     246,503             252,303
-------------------------------------------------------------------------------------
Deferred income tax liabilities:                     485,361             398,450
Deferred policy acquisition costs
Unrealized gains (losses) on investments             139,132              96,446
-------------------------------------------------------------------------------------
                                                     624,493             494,896
-------------------------------------------------------------------------------------
Net deferred income tax liability                   $377,990            $242,593
-------------------------------------------------------------------------------------

        Under pre-1984 life insurance company income tax laws, a portion of the Company’s gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders’ Surplus. The aggregate accumulation in this account at December 31, 2003, was approximately $70.5 million. Should the accumulation in the Policyholders’ Surplus account of the life insurance subsidiaries exceed certain stated maximums, or should distributions including cash dividends be made to Protective Life Corporation in excess of approximately $1.6 billion, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders’ Surplus. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

4. Long-Term Debt, Subordinated Debt Securities, and Liabilities Related to Variable Interest Entities

        Long-term debt at December 31 is summarized as follows:

                                                                 2003            2002
---------------------------------------------------------------------------------------------------
Long-term debt (year of issue):
Notes payable to banks, due 2005                                $ 25,000      $ 30,000
Floating Rate Senior Notes (2001), due 2003                            0       100,000
7.95% Senior Notes (1994), due 2004                               75,000        75,000
7.45% Medium-Term Notes (1996), due 2011                           9,852         9,852
8.00% Senior Notes (2000), due 2010, callable 2003                     0        49,858
8.10% Senior Notes (2000), due 2015, callable 2003                     0        39,843
8.25% Senior Notes (2000), due 2030, callable 2005                34,699        34,699
7.50% Senior Notes (2000), due 2016, callable 2004                59,864        59,914
4.30% Senior Notes (2003), due 2013                              250,000             0
Mortgage notes on investment real estate                           6,914         6,944
---------------------------------------------------------------------------------------------------
                                                                $461,329      $406,110
---------------------------------------------------------------------------------------------------

        Under revolving line of credit arrangements with several banks, the Company can borrow up to $200 million on an unsecured basis. No compensating balances are required to maintain the line of credit. At December 31, 2003, the Company had $25.0 million outstanding under these credit arrangements at an interest rate of 1.64%. The amounts outstanding under the line of credit are due in 2005. At December 31, 2002, the Company had $30.0 million outstanding under these credit arrangements.

        The aforementioned revolving line of credit arrangements contain, among other provisions, requirements for maintaining certain financial ratios and restrictions on indebtedness incurred by the Company and its subsidiaries. Additionally, the Company, on a consolidated basis, cannot incur debt in excess of 40% of its total capital.

        Except for the 7.95% Senior Notes, limited amounts of the Senior and Medium-Term Notes may be redeemed upon the death of the beneficial owner of the notes.

        At December 31, 2003, future maturities of long-term debt are $75.0 million in 2004, $25.0 million in 2005, and $361.3 million in 2006 or after.

        In 1997, a special purpose finance subsidiary, PLC Capital Trust II, issued $115 million of FELINE PRIDESSM which are comprised of stock purchase contracts and a beneficial ownership of 6.5% TOPrS. The sole assets of PLC Capital Trust II were $118.6 million of Protective Life Corporation 6.5% Subordinated Debentures due 2003, Series C. In February 2001, the Company issued 3,918,843 shares of its Common Stock under the stock purchase contracts. In the transaction, substantially all of the 6.5% TOPrS and the underlying subordinated debt was redeemed. The dividend rate on the TOPrS that remained outstanding after February 2001 was reset to 6.77% under a formula specified in the agreement. The remaining outstanding TOPrS and underlying subordinated debt were redeemed in April 2001.

        In August 2001, a special purpose finance subsidiary of the Company, PLC Capital Trust III, issued $100 million of 7.5% TOPrS. The 7.5% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 7.5% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust III’s obligations with respect to the 7.5% TOPrS.

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

        On September 25, 2002, a special purpose finance subsidiary of the Company, PLC Capital Trust IV, issued $115 million of 7.25% TOPrSSM. The 7.25% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 7.25% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust IV’s obligations with respect to the 7.25% TOPrS.

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

        On January 27, 2004, a special purpose finance subsidiary of the Company, PLC Capital Trust V, issued $100 million of 6.125% TOPrS. The 6.125% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 6.125% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust V’s obligations with respect to the 6.125% TOPrS.

        PLC Capital Trust V was formed solely to issue securities and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of PLC Capital Trust V are $103.1 million of Protective Life Corporation 6.125% Subordinated Debentures due 2034, Series F. The Company has the right under the subordinated debentures to extend interest payment periods up to five consecutive years, and, as a consequence, dividends on the 6.125% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust V during any such extended interest payment period. The 6.125% TOPrS are redeemable by PLC Capital Trust V at any time on or after January 27, 2009.

        The majority of the proceeds of the 6.125% TOPrS was used to pay down outstanding bank debt, $59.9 million of which was issued to redeem the Company’s outstanding 7.50% 15-year Senior Notes on January 1, 2004. In addition, the Company repaid the $25 million outstanding as of December 31, 2003, on its $200 million line of credit. The balance of the proceeds will be used for general corporate purposes, affording the Company additional financial flexibility in the future.

        The subordinated debentures related to PLC Capital Trust III, PLC Capital Trust IV, and PLC Capital Trust V are reported in the accompanying balance sheets as “subordinated debt securities.”

        As of December 31, 2003, the Company consolidated a special-purpose entity, as a result of the implementation of FIN 46. The consolidated entity included a $430.6 million investment portfolio, $400.0 million of notes payable, $15.0 million of derivative liabilities, and $15.6 million of minority interest. The $400.0 million of notes payable are recognized on the balance sheet in “liabilities related to variable interest entities” and are not the legal obligations of the Company, but will be repaid with cash flows generated by the entity’s investment portfolio.

        The Company uses interest rate swap agreements to convert a portion of its debt and preferred securities from a fixed interest or dividend rate to a floating rate. These interest rate swap agreements do not qualify as hedges of the corresponding long-term debt or subordinated debt securities, under FAS 133. All net interest settlements and mark-to-market adjustments for these interest rate swap agreements are recorded as Realized investment gains (losses) — Derivative financial instruments. Interest expense on all debt, including dividends on preferred securities, totaled $43.6 million, $40.7 million and $39.3 million in 2003, 2002, and 2001, respectively.

5. Recent Acquisitions

        In January 2001, the Company coinsured a block of individual life policies from Standard Insurance Company.

        In October 2001, the Company completed the acquisition of the stock of Inter-State Assurance Company (Inter-State) and First Variable Life Insurance Company (First Variable) from ILona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc of Dublin, Ireland. The purchase price was approximately $250 million. The assets acquired included $166.1 million of present value of future profits.

        In June 2002, the Company coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company (Conseco). This transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.

        Summarized below are the consolidated results of operations for 2002, on an unaudited pro forma basis, as if the Conseco transaction had occurred as of January 1, 2002. The pro forma information is based on the Company’s consolidated results of operations for 2002, and on data provided by the acquired block, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

(unaudited)                                      2002
------------------------------------------------------------
Total revenues                               $2,003,158
Net income                                      179,981
Net income per share - basic                       2.57
Net income per share - diluted                     2.55
------------------------------------------------------------

6. Commitments and Contingent Liabilities

        The Company is contingently liable to obtain a $20 million letter of credit under indemnity agreements with its directors. Such agreements provide insurance protection in excess of the directors’ and officers’ liability insurance in force at the time up to $20 million. Should certain events occur constituting a change in control of the Company, the Company must obtain the letter of credit upon which directors may draw for defense or settlement of any claim relating to performance of their duties as directors. The Company has similar agreements with certain of its officers providing up to $10 million in indemnification that are not secured by the obligation to obtain a letter of credit.

        The Company leases administrative and marketing office space in approximately 25 cities including Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $8.1 million.

        In 2000, the Company entered into an arrangement with an unrelated party for the construction of a building contiguous to its existing home office complex. The unrelated party owns the building and leases it to the Company. The lease is accounted for as an operating lease under SFAS No. 13 “Accounting For Leases”. Lease payments commenced upon completion, which occurred January 31, 2003, and is based on current LIBOR interest rates and the cost of the building. At the end of the lease term, February 1, 2007, the Company may purchase the building for the original building cost of approximately $75 million. Based upon current interest rates, annual lease payments are estimated to be $1.5 million. Were the Company not to purchase the building, a payment of approximately $66 million would be due at the end of the lease term.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation and in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

7. Share-Owners’ Equity and Restrictions and Stock-based Compensation

        Activity in the Company’s issued and outstanding Common Stock is summarized as follows:

                                                                                        Outstanding
                                                     Issued Shares    Treasury Shares      Shares
         --------------------------------------------------------------------------------------------
         Balance, December 31, 2000                    69,333,117        4,775,550      64,557,567
         Reissuance of treasury stock                                     (180,606)        180,606
         Repurchase of treasury stock                                      101,844        (101,844)
         Redemption of FELINE PRIDES                    3,918,843                        3,918,843
         --------------------------------------------------------------------------------------------
         Balance, December 31, 2001                    73,251,960        4,696,788      68,555,172
         Reissuance of treasury stock                                     (150,177)        150,177
         Repurchase of treasury stock                                       29,455         (29,455)
         --------------------------------------------------------------------------------------------
         Balance, December 31, 2002                    73,251,960        4,576,066      68,675,894
         Reissuance of treasury stock                                     (315,807)        315,807
         --------------------------------------------------------------------------------------------
         Balance, December 31, 2003                    73,251,960        4,260,259      68,991,701
         --------------------------------------------------------------------------------------------

        The Company has a Rights Agreement that provides rights to owners of the Company’s Common Stock to purchase Series A Junior Participating Cumulative Preferred Stock, or in certain circumstances, either Common Stock or common stock of an acquiring company at one-half the market price of such Common Stock or common stock, as the case may be. The rights will become exercisable if certain events occur with respect to the Company, including the acquisition by a person or group of 15% or more of the Company’s Common Stock. The Company can redeem the rights at $.01 per right in certain circumstances, including redemption until 10 business days following a public announcement that 15% or more of the Company’s Common Stock has been acquired by a person or group.

        Share owners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. In connection with the Rights Agreement, 400,000 of these shares have been designated as Series A Junior Participating Cumulative Preferred Stock, $1.00 par value, and were unissued at December 31, 2003. The remaining 3,600,000 shares of Preferred Stock, $1.00 par value, were also unissued at December 31, 2003.

        The Company sponsors a deferred compensation plan for certain of its agents. A trust was established to aid the Company in meeting its obligations under the plan. Company Common Stock owned by the trust is accounted for as treasury stock.

        The Company has an Employee Stock Ownership Plan (ESOP). The stock is used to match employee contributions to the Company’s 401(k) and Stock Ownership Plan (401(k) Plan) and to provide other employee benefits. The stock held by the ESOP that has not yet been used is the unallocated stock shown as a reduction to share-owners’ equity. The ESOP shares are dividend-paying and are considered outstanding for earnings per share calculations. Dividends on the shares are used to pay the ESOP’s note to Protective Life. If certain events associated with a change in control of the Company occur, any unallocated shares held by the ESOP will become allocable to employee 401(k) accounts.

        The Company may, from time to time, reissue treasury shares or buy in the open market additional shares of Common Stock to complete its 401(k) obligations. Accordingly, in 2002, the Company reissued from treasury 2,960 shares of Common Stock to the 401(k) Plan and reissued from treasury another 38,317 shares during 2003.

        Since 1973, the Company has had stock-based incentive plans to motivate management to focus on the Company’s long-range performance through the awarding of stock-based compensation. Under plans approved by share owners in 1997 and 2003, up to 6,500,000 shares may be issued in payment of awards.

        The criteria for payment of performance awards is based primarily upon a comparison of the Company’s average return on average equity and total rate of return over a four-year award period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, of a change in control of the Company) to that of a comparison group of publicly held life and multiline insurance companies. If the Company’s results are below the median of the comparison group, no portion of the award is earned. If the Company’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of Company Common Stock.

        Performance shares and performance-based stock appreciation rights (P-SARs) awarded in 2003, 2002, 2001, and 2000, and the estimated fair value of the awards at grant date are as follows:

                  Performance                       Estimated
 Year Awarded       Shares           P-SARs         Fair Value
-----------------------------------------------------------------
     2003            148,730                          $3,900
     2002            192,360                           5,700
     2001            153,490          40,000           4,900
     2000              3,330         513,618           3,700
-----------------------------------------------------------------

        Performance shares are equivalent in value to one share of Company Common Stock times the award earned percentage payout. P-SARs convert to the equivalent of one stock appreciation right (SAR) if earned times the award percentage payout. Of the 2000 P-SARs awarded, 87,778 have been canceled and 135,764 have been converted to 145,910 SARs. The remaining 290,076 P-SARs will convert to SARs in 2004 if earned. The 40,000 P-SARs awarded in 2001 were not earned and have been canceled. The P-SARs, if earned and converted to SARs, expire 10 years after the grant date. At December 31, 2003, the total outstanding performance shares and P-SARs related to these performance-based plans measured at maximum payouts were 660,610 and 456,286, respectively.

        Between 1996 and 2003 SARs were granted (in addition to the P-SARs discussed above) to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s Common Stock. The SARs are exercisable after five years (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for 2001, 2002, and 2003 is as follows:

                                              Wtd. Avg. Base
                                                  Price        No. of SARs
----------------------------------------------------------------------------
Balance at December 31, 2000                      $18.64         875,000
SARs granted                                       26.34         138,751
P-SARs converted                                   22.31         100,072
----------------------------------------------------------------------------
Balance at December 31, 2001                      $19.92       1,113,823
SARs granted                                       32.00         480,000
SARs exercised                                     32.60         (80,000)
SARs canceled                                      22.31         (15,000)
----------------------------------------------------------------------------
Balance at December 31, 2002                      $23.90       1,498,823
SARs granted                                       26.49          95,000
P-SARs converted                                   22.31          45,838
P-SARs canceled                                    30.77         (22,500)
----------------------------------------------------------------------------
Balance at December 31, 2003                      $23.91       1,617,161
----------------------------------------------------------------------------

        The outstanding SARs at December 31, 2003, were at the following base prices:

                             SARs         Remaining Life in     Currently
     Base Price          Outstanding            Years          Exercisable
-----------------------------------------------------------------------------
       $17.44               580,000                2              580,000
        22.31               419,661                6              239,661
        31.26                50,000                7                    0
        31.29                 7,500                7                2,500
        32.00               465,000                8               30,000
        26.49                95,000                9               15,000
-----------------------------------------------------------------------------

        The SARs issued in 2001, 2002, and 2003 had estimated fair values at grant date of $0.6 million, $3.7 million, and $0.6 million, respectively. The fair value of the 2003 SARs was estimated using a Black-Scholes option pricing model. Assumptions used in the model were as follows: expected volatility of 25.0% (approximately equal to that of the S&P Life and Health Insurance Index), a risk-free interest rate of 3.1%, a dividend rate of 2.1%, and an expected exercise date of 2009.

        The Company will pay an amount equal to the difference between the specified base price of the Company’s Common Stock and the market value at the exercise date for each SAR.

        The expense recorded by the Company for its stock-based compensation plans was $5.5 million, $5.2 million, and $5.6 million in 2003, 2002, and 2001, respectively. The Company’s obligations of its stock-based compensation plans that are expected to be settled in shares of the Company’s Common Stock are reported as a component of share-owners’ equity.

        The Company has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, Common Stock equivalents, or a combination thereof. The Company may, from time to time, reissue treasury shares or buy in the open market shares of Common Stock to fulfill its obligation under the plans. At December 31, 2003, the plans had 1,193,525 shares of Common Stock equivalents credited to participants.

        At December 31, 2003, approximately $529.8 million of consolidated share-owners’ equity, excluding net unrealized gains on investments, represented net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2004 is estimated to be $293.8 million.

8. Related Party Matters

        Certain corporations with which the Company’s directors were affiliated paid the Company premiums and policy fees or other amounts for various types of insurance and investment products. Such premiums, policy fees, and other amounts totaled $12.2 million, $16.0 million, and $19.6 million in 2003, 2002, and 2001, respectively. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $2.1 million, $1.6 million, and $5.9 million in 2003, 2002, and 2001, respectively. In addition, the Company has a swap contract with a related party having a notional amount of $303.7 million, which to the Company was in a $31.0 million gain position at December 31, 2003.

9. Statutory Reporting Practices and Other Regulatory Matters

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are not subject to statutory limitations as to amounts recognized and are recognized through earnings as opposed to being charged to share-owners’ equity; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to share-owners’ equity; (e) furniture and equipment, agents’ debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted assets); (f) certain items of interest income, such as mortgage and bond discounts, are amortized differently; and (g) bonds are recorded at their market values instead of amortized cost. The National Association of Insurance Commissioners (NAIC) has adopted the Codification of Statutory Accounting Principles (Codification). Codification changed statutory accounting rules in several areas and was effective January 1, 2001. The adoption of Codification did not have a material effect on the Company’s insurance subsidiaries’ statutory capital.

        The net income and share-owners’ equity prepared in conformity with statutory reporting practices compared to that reported in the accompanying consolidated financial statements are as follows:

                                                    Net Income                            Share-Owners' Equity
                                       -------------------------------------    ------------------------------------------
                                            2003         2002        2001          2003          2002             2001
--------------------------------------------------------------------------------------------------------------------------
In conformity with statutory
    reporting practices 1                 $274,244    $ (2,418)    $163,181     $1,135,942    $  852,645      $  775,138
--------------------------------------------------------------------------------------------------------------------------
In conformity with generally
    accepted accounting principles        $217,050    $177,355     $102,943     $2,002,144    $1,720,702      $1,400,144
--------------------------------------------------------------------------------------------------------------------------

1 Consolidated

        As of December 31, 2003, the Company’s insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $74.8 million.

10. Operating Segments

        The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows.

o The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the “bank owned life insurance” market.

o The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

o The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

o The Stable Value Products segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. During the fourth quarter of 2003, the Company registered a funding agreement-backed notes program with the SEC.

o The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft.

        The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several lines of business which the Company is not actively marketing (mostly cancer insurance and group annuities), various investment-related transactions, and the operations of several small subsidiaries (including a subsidiary that markets discount plans).

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

        The tables on the following pages set forth total operating segment income and assets for the periods shown. Adjustments represent the recognition of income tax expense, income from discontinued operations, and cumulative effect of change in accounting principle. Asset adjustments represent the inclusion of assets related to discontinued operations.

                                                                  Operating Segment Income for the
                                                                     Year Ended December 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                   Life                                            Stable Value
                                                                 Marketing      Acquisitions        Annuities        Products
--------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                         $856,431         $289,906          $ 26,265
Reinsurance ceded                                                (657,778)         (75,994)
--------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                       198,653          213,912            26,265
Net investment income                                             231,238          246,143           224,332          $233,104
Realized investment gains (losses)                                                                    22,733             9,756
Other income                                                       59,961            2,640             8,745
--------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                             489,852          462,695           282,075           242,860
--------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                  253,785          291,768           197,955           186,565
Amortization of deferred policy acquisition costs                  66,078           32,690            38,196             2,279
Other operating expenses                                           10,832           43,087            28,765             5,349
--------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                330,695          367,545           264,916           194,193
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax               159,157           95,150            17,159            48,667
Less: realized investment gains (losses)                                                              22,733             9,756
Add back: related amortization of deferred
  policy acquisition cost                                                                             18,947
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                  159,157           95,150            13,373            38,911

--------------------------------------------------------------------------------------------------------------------------------
                                                                                   Corporate
                                                                    Asset             and                               Total
                                                                 Protection          Other         Adjustments      Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                         $459,579          $ 38,131                          $1,670,312
Reinsurance ceded                                                (196,858)           (3,805)                           (934,435)
--------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                       262,721            34,326                             735,877
Net investment income                                              39,201            56,734                           1,030,752
Realized investment gains (losses)                                                   38,125                              70,614
Other income                                                       42,238             6,698                             120,282
--------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                             344,160           135,883                           1,957,525
--------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                  189,981            31,520                           1,151,574
Amortization of deferred policy acquisition costs                  84,653             1,211                             225,107
Other operating expenses                                           82,286            85,113                             255,432
--------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                356,920           117,844                           1,632,113
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income tax        (12,760)           18,039                             325,412
Less: realized investment gains (losses)                                             38,125
Add back: derivative gains related to corporate
  debt and investments                                                               21,087
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                           (12,760)            1,001
Income tax expense                                                                                  $108,362            108,362
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                           $  217,050
================================================================================================================================

                                                                 Operating Segment Income for the
                                                                   Year Ended December 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                      Life                                         Stable Value
                                                                    Marketing     Acquisitions      Annuities        Products
--------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                            $673,412        $300,818         $ 25,826
Reinsurance ceded                                                   (453,228)        (76,333)
--------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                          220,184         224,485           25,826
Net investment income                                                209,002         252,147          220,447        $246,098
Realized investment gains (losses)                                                                      2,277          (7,061)
Other income                                                          56,372           1,636            8,876
--------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                485,558         478,268          257,426         239,037
--------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                     228,224         301,401          186,107         196,576
Amortization of deferred policy acquisition costs                    117,836          35,245           24,669           2,304
Other operating expenses                                              13,948          46,525           30,660           4,946
--------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                   360,008         383,171          241,436         203,826
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                  125,550          95,097           15,990          35,211
Less: realized investment gains (losses)                                                                2,277          (7,061)
Add back: related amortization of deferred
  policy acquisition cost                                                                               1,981
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                     125,550          95,097           15,694          42,272

--------------------------------------------------------------------------------------------------------------------------------
                                                                                    Corporate
                                                                       Asset           and                            Total
                                                                    Protection        Other         Adjustments   Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                            $506,304       $ 55,357                        $1,561,717
Reinsurance ceded                                                   (202,575)       (19,260)                         (751,396)
--------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                          303,729         36,097                           810,321
Net investment income                                                 44,296         50,963                         1,022,953
Realized investment gains (losses)                                                   34,002                            29,218
Other income                                                          30,867          2,445                           100,196
--------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                378,892        123,507                         1,962,688
--------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                     220,341         34,436                         1,167,085
Amortization of deferred policy acquisition costs                     86,129          1,479                           267,662
Other operating expenses                                              95,800         71,019                           262,898
--------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                   402,270        106,934                         1,697,645
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income tax           (23,378)        16,573                           265,043
Less: realized investment gains (losses)                                             34,002
Add back: derivative gains related to corporate
  debt and investments                                                               23,072
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                              (23,378)         5,643
Income tax expense                                                                                    $87,688          87,688
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                         $  177,355
================================================================================================================================

                                                                  Operating Segment Income for the
                                                                     Year Ended December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Life                                        Stable Value
                                                                     Marketing       Acquisitions     Annuities      Products
--------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                             $542,406          $243,915        $ 28,145
Reinsurance ceded                                                    (421,411)          (61,482)
--------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                           120,995           182,433          28,145
Net investment income                                                 179,346           187,535         167,905       $261,079
Realized investment gains (losses)                                                                        1,139          7,218
Other income                                                           59,882               682          10,547
--------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                 360,223           370,650         207,736        268,297
--------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                      190,538           238,877         137,204        222,306
Amortization of deferred policy acquisition costs and
  goodwill                                                             41,868            20,501          24,021          1,662
Other operating expenses                                               38,243            43,232          29,434          3,961
--------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                    270,649           302,610         190,659        227,929
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                    89,574            68,040          17,077         40,368
Less: realized investment gains (losses)                                                                  1,139          7,218
Add back: related amortization of deferred
  policy acquisition cost                                                                                   996
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                       89,574            68,040          16,934         33,150

--------------------------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                                                                        Asset             and                           Total
                                                                     Protection          Other      Adjustments     Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                             $524,281          $51,073                      $1,389,820
Reinsurance ceded                                                    (274,220)         (14,038)                       (771,151)
--------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                           250,061           37,035                         618,669
Net investment income                                                  48,940           35,336                         880,141
Realized investment gains (losses)                                                     (18,211)                         (9,854)
Other income                                                           46,636            2,900                         120,647
--------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                 345,637           57,060                       1,609,603
--------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                      154,893           28,806                         972,624
Amortization of deferred policy acquisition costs and
  goodwill                                                             60,756            1,805                         150,613
Other operating expenses                                               96,028           65,872                         276,770
--------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                    311,677           96,483                       1,400,007
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income tax             33,960          (39,423)                        209,596
Less: realized investment gains (losses)                                               (18,211)
Add back: derivative gains related to corporate
  debt and investments                                                                  10,317
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                33,960          (10,895)
Income tax expense                                                                                     $ 68,538         68,538
Discontinued operations, net of income tax                                                              (30,522)       (30,522)
Change in accounting principle, net of income tax                                                        (7,593)        (7,593)
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                          $  102,943
================================================================================================================================

                                                                        Operating Segment Assets
                                                                            December 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                  Life                                              Stable Value
                                                                Marketing       Acquisitions       Annuities           Products
--------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                   $4,991,028          $4,373,737     $4,728,396        $4,520,955
Deferred policy acquisition costs                               1,185,102             385,042        101,096             7,186
Goodwill                                                           10,354
--------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                $6,186,484          $4,758,779     $4,829,492        $4,528,141
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                                                    Corporate
                                                                   Asset               and                              Total
                                                                Protection            Other        Adjustments      Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                    $1,022,886         $2,968,396        $60,261        $22,665,659
Deferred policy acquisition costs                                  175,661              6,933                         1,861,020
Goodwill                                                            36,875                 83                            47,312
--------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                 $1,235,422         $2,975,412        $60,261        $24,573,991
--------------------------------------------------------------------------------------------------------------------------------

                                                                           Operating Segment Assets
                                                                                December 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                    Life                                            Stable Value
                                                                  Marketing      Acquisitions      Annuities           Products
--------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                    $4,195,265        $4,565,298      $4,823,710         $3,930,669
Deferred policy acquisition costs                                  973,631           435,177          93,140              4,908
Goodwill                                                            10,354
--------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                 $5,179,250        $5,000,475      $4,916,850         $3,935,577
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                                                   Corporate
                                                                    Asset             and                              Total
                                                                  Protection         Other          Adjustments    Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                    $1,081,912        $1,500,049          $ 81,643       $20,178,546
Deferred policy acquisition costs                                  192,695             7,702                           1,707,253
Goodwill                                                            36,875                83                              47,312
--------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                 $1,311,482        $1,507,834          $ 81,643       $21,933,111
--------------------------------------------------------------------------------------------------------------------------------

11. Employee Benefit Plans

        The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s highest thirty-six consecutive months of compensation. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of ERISA plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

        At December 31, 2003, the Company estimated that its 2004 defined benefit pension plan expense will be $6.4 million, which is the Company’s estimate of its expected contributions for 2004. The measurement date used to determine the benefit expense and benefit obligations of the plan is December 31, 2003.

        The actuarial present value of benefit obligations and the funded status of the plan at December 31 are as follows:

                                                                         2003           2002
--------------------------------------------------------------------------------------------------
Projected benefit obligation, beginning of the year                     $62,179        $50,869
Service cost - benefits earned during the year                            4,513          3,723
Interest cost - on projected benefit obligation                           4,666          4,111
Actuarial loss                                                            7,531          6,353
Benefits paid                                                            (1,435)        (2,877)
--------------------------------------------------------------------------------------------------
Projected benefit obligation, end of the year                            77,454         62,179
--------------------------------------------------------------------------------------------------
Fair value of plan assets beginning of the year                          49,450         44,024
Actual return on plan assets                                             12,886         (7,845)
Employer contribution                                                    13,170         16,149
Benefits paid                                                            (1,435)        (2,878)
--------------------------------------------------------------------------------------------------
Fair value of plan assets end of the year                                74,071         49,450
--------------------------------------------------------------------------------------------------
Plan assets less than the projected benefit obligation                   (3,383)       (12,729)
Unrecognized net actuarial  loss from past experience
      different from that assumed                                        27,453         28,252
Unrecognized prior service cost                                           1,672          1,886
Other adjustments                                                           684
--------------------------------------------------------------------------------------------------
Net pension asset                                                       $26,426        $17,409
--------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                          $60,984        $47,707
Fair value of assets                                                     74,071         49,450
Unfunded accumulated benefit obligation                                 $     0        $     0
--------------------------------------------------------------------------------------------------

        Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                      2003              2002
----------------------------------------------------------------------------------
Weighted average discount rate                        6.25%              6.75%
Rates of increase in compensation level               4.00               4.50
Expected long-term rate of return on assets           8.50               8.50
----------------------------------------------------------------------------------

        Net pension cost of the defined benefit pension plan includes the following components for the years ended December 31:

                                                  2003             2002               2001
-------------------------------------------------------------------------------------------------
Service cost                                     $ 4,513         $ 3,723            $ 3,739
Interest cost                                      4,666           4,111              3,531
Expected return  on plan assets                   (5,604)         (4,265)            (3,669)
Amortization of prior service cost                   214             263                176
Amortization of losses                             1,049             302                141
Cost of divestiture                                                                     186
-------------------------------------------------------------------------------------------------
Net pension cost                                 $ 4,838         $ 4,134            $ 4,104
-------------------------------------------------------------------------------------------------

        Assumptions used to determine the net pension cost for the years ended December 31 are as follows:

                                                      2003              2002              2001
------------------------------------------------------------------------------------------------------
Weighted average discount rate                        6.75%              7.25%             7.50%
Rates of increase in compensation level               4.50               5.00              5.25
Expected long-term rate of return on assets           8.50               8.50              8.50
------------------------------------------------------------------------------------------------------

        Plan assets by category as of December 31 were as follows:

                                                      2003              2002
-----------------------------------------------------------------------------------
Cash and cash equivalents                            $ 3,273          $ 2,588
Equity securities                                     53,413           39,157
Fixed income                                          17,385            7,705
-----------------------------------------------------------------------------------
Total                                                $74,071          $49,450
-----------------------------------------------------------------------------------

        Prior to July 1999, upon an employee’s retirement, a distribution from pension plan assets was used to purchase a single premium annuity from Protective Life in the retiree’s name. Therefore, amounts shown above as plan assets exclude assets relating to such retirees. Since July 1999, retiree obligations have been fulfilled from pension plan assets. The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash and cash equivalents. When calculating asset allocation, the Company includes reserves for pre-July 1999 retirees. Based on historical data of the domestic equity markets and the Company’s group annuity investments, the plan’s target asset allocation would be expected to earn annualized returns in excess of 9% per year. In arriving at the plan’s 8.5% expected rate of return, the Company has adjusted this historical data to reflect lower expectations for equity returns. The plan’s equity assets are invested in a domestic equity index collective trust managed by Northern Trust Corporation. The plan’s cash equivalents are invested in a collective trust managed by Northern Trust Corporation. The plan’s fixed income assets are invested in a group annuity contract with Protective Life.

        The Company also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law. At December 31, 2003 and 2002, the projected benefit obligation of this plan totaled $18.1 million and $17.2 million, respectively, of which $15.5 million and $14.4 million, respectively, have been recognized in the Company’s financial statements.

        Net pension costs of the excess benefits plan includes the following components for the years ended December 31:

                                                            2003           2002          2001
--------------------------------------------------------------------------------------------------
Service cost                                              $  485          $  455       $  686
Interest cost                                              1,182           1,178        1,121
Amortization of prior service cost                            16              16           19
Amortization of transition asset                                                           37
Recognized net actuarial loss                                118              71          233
Cost of divestiture and special termination benefits          81                        1,807
--------------------------------------------------------------------------------------------------
Net pension cost                                          $1,882          $1,720       $3,903
--------------------------------------------------------------------------------------------------

        In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. This benefit has no material effect on the Company’s consolidated financial statements. For a closed group of retirees over age 65, Protective provides a prescription drug benefit. At December 31, 2003, the Company’s liability related to this benefit was $0.3 million. The Company’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        Life insurance benefits for retirees from $10,000 up to a maximum of $75,000, are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance.

        The Company sponsors a defined contribution retirement plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code. The Company has established an Employee Stock Ownership Plan (ESOP) to match voluntary employee contributions to the Company’s 401(k) Plan. In 1994, a stock bonus component was added to the 401(k) Plan for employees who are not otherwise under a bonus or sales incentive plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to the Company less dividends on shares held by the ESOP. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share. At December 31, 2003, the Company had committed approximately 124,682 shares to be released to fund the 401(k) Plan match. The expense recorded by the Company for these employee benefits was $0.6 million, $0.1 million, and less than $0.1 million in 2003, 2002, and 2001, respectively.

12. Reinsurance

        The Company reinsures certain of its risks with, and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, the Company generally pays specific premiums to the reinsurer and receives specific amounts from the reinsurer as reimbursement for certain expenses. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of the Company’s new life insurance and credit insurance sales is being reinsured. The Company reviews the financial condition of its reinsurers.

        The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer. At December 31, 2003, the Company had reinsured approximately 89.6% of the face value of its life insurance in force. The Company had reinsured approximately 59.1% of the face value of its life insurance in force with three reinsurers. These reinsurers had a minimum Standard & Poor’s rating of AA- and a minimum A. M. Best rating of A+. The Company has not experienced any credit losses for the years ended December 31, 2003, 2002, or 2001 related to these reinsurers.

        The Company has reinsured approximately $292.7 billion, $219.0 billion, and $171.4 billion in face amount of life insurance risks with other insurers representing $781.8 million, $546.0 million, and $565.1 million of premium income for 2003, 2002, and 2001, respectively. The Company has also reinsured accident and health risks representing $61.6 million, $61.5 million, and $122.7 million of premium income for 2003, 2002, and 2001, respectively. In addition, the Company reinsured property and casualty risks representing $91.0 million, $143.9 million, and $83.3 million of premium income for 2003, 2002, and 2001, respectively. In 2003 and 2002, policy and claim reserves relating to insurance ceded of $2,230.7 million and $2,304.9 million, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 2003 and 2002, the Company had paid $53.3 million and $45.5 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 2003, the Company had receivables of $66.6 million related to insurance assumed.

        In 2002, the Company discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. At December 31, 2002, the Company had recorded cash and receivables totaling $69.7 million, which reflected the amounts received and the Company’s then current estimate of amounts to be recovered in the future, based upon the information available. The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs took into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. In 2003, the Company substantially completed its recovery of the reinsurance overpayments. As a result, the Company increased premiums and policy fees by $18.4 million in 2003. The increase in premiums and policy fees resulted in $6.1 million of additional amortization of deferred policy acquisitions costs. As a result of the recoveries income before income tax increased $12.3 million and $7.2 million in 2003 and 2002, respectively.

13. Estimated Fair Values of Financial Instruments

        The carrying amounts and estimated fair values of the Company’s financial instruments at December 31 are as follows:

                                                                2003                          2002
                                                    -----------------------------------------------------------
                                                      Carrying                      Carrying
                                                      Amounts      Fair Values       Amounts       Fair Values
---------------------------------------------------------------------------------------------------------------
Assets (see Notes 1 and 2):
Investments:
    Fixed maturities                                 $13,355,911     $13,355,911   $11,664,065     $11,664,065
    Equity securities                                     46,731          46,731        64,523          64,523
    Mortgage loans on real estate                      2,733,722       2,958,052     2,518,152       2,826,133
    Short-term investments                               519,419         519,419       448,399         448,399
Cash                                                     136,698         136,698       101,953         101,953
Liabilities (see Notes 1 and 4):
Stable value product account balances                  4,676,531       4,736,681     4,018,552       4,124,192
Annuity account balances                               3,480,577       3,475,167     3,697,495       3,751,223
Debt:
    Bank borrowings                                       25,000          25,000        30,000          30,000
    Senior and Medium-Term Notes                         429,415         419,825       369,166         382,545
Subordinated debt securities                             221,650         234,526       215,000         218,580
Other (see Note 1):
    Derivative financial instruments                     153,219         153,219        92,801          92,801
---------------------------------------------------------------------------------------------------------------

        Except as noted below, fair values were estimated using quoted market prices.

        The Company estimates the fair value of its mortgage loans using discounted cash flows from the next call date.

        The Company believes the fair value of its short-term investments and notes payable to banks approximates book value due to being either short-term or having a variable rate of interest.

        The Company estimates the fair value of its guaranteed investment contracts and annuities using discounted cash flows and surrender values, respectively.

        The Company believes it is not practicable to determine the fair value of its policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits.

        The Company estimates the fair value of its derivative financial instruments using market quotes or derivative pricing models. The fair values represent the net amount of cash the Company would have received (or paid) had the contracts been terminated on December 31.

14. Consolidated Quarterly Results – Unaudited

        The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2003 and 2002, are presented below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data which follow. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in share-owners’ equity, and cash flows for a period of several quarters. Certain reclassifications have been made in previously reported quarterly data to make the amounts comparable to those of the fourth quarter of 2003. Such reclassifications had no effect on previously reported net income.

                                                                 First          Second         Third          Fourth
                                                                Quarter        Quarter        Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------------
2003                                                          $  387,094       $ 397,652      $ 424,590      $ 460,976
Premiums and policy fees
Reinsurance ceded                                               (189,417)       (205,268)      (237,996)      (301,754)
-----------------------------------------------------------------------------------------------------------------------
Net of reinsurance ceded                                         197,677         192,384        186,594        159,222
Net investment income                                            257,701         262,744        248,915        261,392
Realized investment gains (losses)                                (6,058)         33,858         17,994         24,820
Other income                                                      25,309          39,981         26,128         28,864
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                                   474,629         528,967        479,631        474,298
Benefits and expenses                                            418,590         439,675        400,839        373,009
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax               56,039          89,292         78,792        101,289
Income tax expense                                                18,334          29,916         26,383         33,729
-----------------------------------------------------------------------------------------------------------------------
Net income                                                    $   37,705       $  59,376      $  52,409      $  67,560
=======================================================================================================================
Net income per share - basic                                  $      .54       $     .85      $     .75      $     .96
Average shares outstanding - basic                            69,956,505      70,004,109     70,091,080     70,079,471
Net income per share - diluted                                $      .53       $     .85      $     .74      $     .95
Average shares outstanding - diluted                          70,483,448      70,561,795     70,722,885     70,806,034
-----------------------------------------------------------------------------------------------------------------------

                                                                 First           Second        Third          Fourth
                                                                Quarter          Quarter       Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------------
2002
Premiums and policy fees                                      $  377,444       $ 376,970      $ 392,131      $ 415,172
Reinsurance ceded                                               (176,683)       (200,312)      (121,744)      (252,657)
-----------------------------------------------------------------------------------------------------------------------
Net of reinsurance ceded                                         200,761         176,658        270,387        162,515
Net investment income                                            243,232         250,023        260,967        268,731
Realized investment gains (losses)                                 2,714          18,936          6,359          1,209
Other income                                                      25,804          29,033         23,927         21,432
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                                   472,511         474,650        561,640        453,887
Benefits and expenses                                            410,226         393,168        484,004        410,247
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax               62,285          81,482         77,636         43,640
Income tax expense                                                20,679          27,052         26,661         13,296
-----------------------------------------------------------------------------------------------------------------------
Net income                                                     $  41,606       $  54,430      $  50,975      $  30,344
=======================================================================================================================
Net income per share - basic                                   $     .60       $     .77      $     .73      $     .44
Average shares outstanding - basic                            69,893,453      69,893,332     69,948,982     69,959,056
Net income per share - diluted                                 $     .59       $     .77      $     .73      $     .43
Average shares outstanding - diluted                          70,383,580      70,486,576     70,491,409     70,488,160
-----------------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Share Owners of
Protective Life Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index on page 49 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index on page 87 of this Annual Report on Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the Notes to the Consolidated Financial Statements, effective December 31, 2003, the Company adopted FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (FIN 46R),” effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
March 11, 2004

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occured during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information regarding Executive Officers called for by this item is included in Item 1.

Audit Committee Financial Expert

        The members of the Board have determined that each member of the Audit Committee meets the independence and financial expertise requirements of the New York Stock Exchange. The Board does not feel that, under conservative interpretations of Items 401(h) of Regulation S-K (including the commentary that accompanied the adopting release), the members of the Audit Committee meet the definition of an audit committee financial expert. The Board nevertheless feels that ample financial literacy, experience and expertise is possessed by the current members of the Audit Committee to perform the functions of the Committee and to provide appropriate oversight, scrutiny and guidance. For example, Mr. French has an M.B.A. from Harvard Business School; he is currently Chairman and CEO of Dunn Investment Company, the parent of a group of companies and an investor in equity securities. Mr. Cooper has a B. S. in Finance from the University of Notre Dame; he is currently Chairman and CEO of Commonwealth National Bank, a privately held national bank. Mr. Day has an M.B.A. in Finance from the University of Pennsylvania; he previously served as the head of Goldman, Sachs & Co.‘s mergers and acquisitions group and currently is chairman of the Executive Committee of Jemison Investment Company, Inc., a privately held investment company. Mr. James has an M.B.A. from the University of Alabama and a law degree from the University of Virginia; he is currently the Chairman and CEO of Vulcan Materials Company, a publicly traded company listed on the New York Stock Exchange. In addition, if any Committee member feels it appropriate, the Committee has access, at Company expense, to financial experts of the Committee’s choice who are actively in the business of giving expert advice with respect to the kind of matters that may come before the Committee.

        The remaining information called for by this item is incorporated by reference to “Election of Directors”, Section 16(a) Beneficial Ownership Reporting Compliance, and Corporate Governance in the Company’s definitive proxy statement for the Annual Meeting of Share Owners to be held May 3, 2004.

Item 11. Executive Compensation

        The information called for by this Item is incorporated by reference to “Executive Compensation” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners to be held May 3, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

        The information called for by this Item is incorporated by reference to “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners to be held May 3, 2004.

Item 13. Certain Relationships and Related Transactions

        None

Item 14. Principal Accountant Fees and Services

        The information called for by this Item is incorporated herein by reference to “Fees for Professional Services of the Company’s Independent Accountants” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners to be held May 3, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 49 of this Annual Report.

2.	Financial Statement Schedules:

The Report of Independent Auditors which covers the financial statement schedules appears on page 85 of this report. The following schedules are located in this report on the pages indicated.

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
                   Schedule III - Supplementary Insurance Information......................................
                   Schedule IV - Reinsurance...............................................................
                   Schedule V - Valuation Accounts.........................................................
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

Item Number	Document

*2(a)	Stock and Asset Purchase Agreement By and Among Protective Life Corporation, Protective Life Insurance Company, Fortis, Inc. and Dental Care Holdings, Inc. dated July 9, 2001 filed as Exhibit 2(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*2(b)	Indemnity Reinsurance Agreement By and Between Protective Life Insurance Company and Fortis Benefits Insurance Company dated December 31, 2001 filed as Exhibit 2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*2(c)	Indemnity Reinsurance Agreement By and Between Empire General Life Assurance Corporation and Fortis Benefits Insurance Company dated December 31, 2001 filed as Exhibit 2(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*2(d)	Indemnity Reinsurance Agreement By and Between Protective Life & Annuity Insurance Company and First Fortis Life Insurance Company dated December 31, 2001 filed as Exhibit 2(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*3(a)	1998 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 12, 1998, filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

*3(b)	1998 Restated By-laws of the Company effective November 2, 1998, filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*3(b)(1)	Amendment No. 1 dated February 4, 2002, to the 1998 Restated By-Laws of the Company filed as Exhibit 3(b)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

4(a)	Reference is made to Exhibit 3(a) above.

4(b)	Reference is made to Exhibits 3(b) and 3(b)(1) above.

*4(c)	Rights Agreement, dated as of August 7, 1995, between the Company and The Bank of New York as successor to AmSouth Bank (formerly, AmSouth Bank N.A.), as Rights Agent filed as Exhibit 2 to the Company’s Form 8-K Current Report filed August 7, 1995 and filed as Exhibit 1 to the Company’s Form 8-A Registration Statement filed August 7, 1995.

*4(d)	Rights Certificate filed as Exhibit 1 to the Company’s Form 8-A filed August 7, 1995.

*4(e)	Certificate of Trust of PLC Capital Trust III filed as Exhibit 4(bb) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30965).

*4(f)	Declaration of Trust of PLC Capital Trust III filed as Exhibit 4 (ee) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30965).

*4(g)	Form of Amended and Restated Declaration of Trust of PLC Capital III, dated August 22, 2001 filed as Exhibit 4.3 to the Company’s Current Filing on Form 8-K filed August 22, 2001.

*4(h)	Form of Preferred Security Certificate for PLC Capital Trust III (included in Exhibit 4(g)).

*4(i)	Preferred Securities Guarantee Agreement, dated August 22, 2001 with respect to Preferred Securities issued by PLC Capital Trust III filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed August 22, 2001.

*4(j)	Certificate of Trust of PLC Capital Trust IV filed as Exhibit 4(cc) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

*4(k)	Declaration of Trust of PLC Capital Trust IV filed as Exhibit 4(ff) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

*4(l)	Form of Amended and Restated Declaration of Trust for PLC Capital Trust IV filed as Exhibit 4.09 to the Company’s Current Report on Form 8-K filed September 18, 2002.

*4(m)	Form of Preferred Security Certificate for PLC Capital Trust IV (included as Exhibit A-1 of Exhibit 4(l)).

*4(n)	Form of Guarantee with respect to Preferred Securities of PLC Capital Trust IV filed as Exhibit 4(x) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

*4(o)	Certificate of Trust of PLC Capital Trust V filed as Exhibit 4(cc) to the Company’s Registration Statement on Form S-3 filed May 5, 2003 (No. 333-105003).

*4(p)	Declaration of Trust of PLC Capital Trust V filed as Exhibit 4(ee) to the Company’s Registration Statement on Form S-3 filed May 5, 2003 (No. 333-105003).

*4(q)	Amended and Restated Declaration of Trust of PLC Capital Trust V filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 28, 2004.

*4(r)	Form of Preferred Security Certificate for PLC Capital Trust V (included as Exhibit A-1 of Exhibit 4(q)).

*4(s)	Preferred Securities, Guarantee Agreement, dated January 27, 2004, with respect to Preferred Securities issued by PLC Capital Trust V filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 28, 2004.

*10(a)†	The Company’s Annual Incentive Plan (effective as of January 1, 2002) filed as Exhibit 10(b) to the Company’s Form 10-Q Quarterly Report filed May 14, 1997.

*10(b)†	The Company’s Long-Term Incentive Plan as amended and restated as of May 5, 2003, filed as Exhibit 10 to the Company’s Form 10-Q Quarterly Report filed May 15, 2003.

*10(c)	† Excess Benefit Plan amended and restated as of July 1, 2001 filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*10(d)†	Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to the Company’s Form 10-Q Quarterly Report filed August 14, 1986.

*10(d)(1)†	Form of Indemnity Agreement for Officers filed as Exhibit 10(d)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10(e)†	Form of the Company’s Employment Continuation Agreement filed as Exhibit 10(a) to the Company’s Form 10-Q Quarterly Report filed September 30, 1997.

*10(f)†	The Company’s Deferred Compensation Plan for Directors Who Are Not Employees of the Company as amended through March 3, 1997, filed as Exhibit 10(e) to the Company’s Form 10-Q Quarterly Report filed May 14, 1997.

*10(f)(1)†	Amendment to the Company’s Deferred Compensation Plan for Directors who are not Employees of the Company effective as of November 4, 2002, filed as Exhibit 10(f)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10(g)†	The Company’s Deferred Compensation Plan for Officers as amended through March 3, 1997, filed as Exhibit 10(d) to the Company’s Form 10-Q Quarterly Report filed May 14, 1997.

*10(g)(1)†	Amendment to the Company’s Deferred Compensation Plan for Officers effective as of February 5, 2001, filed as Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10(g)(2)†	Amendment to the Company’s Deferred Compensation Plan for Officers effective as of November 4, 2002, filed as Exhibit 10(g)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10(h)†	The Company’s 1996 Stock Incentive Plan as amended through March 3, 1997, filed as Exhibit 10(c) to the Company’s Form 10-Q Quarterly Report filed May 14, 1997.

*10(h)(1)†	The Company’s specimen letter confirming grants under the Company’s 1996 Stock Incentive Plan, filed as Exhibit 10(2) to the Company’s Form 10-Q Quarterly Report filed November 13, 1996.

*10(i)	Credit Agreement among Protective Life Corporation, the several lenders from time to time party thereto, Suntrust Bank, as Syndication Agent and AmSouth Bank, as Administrative Agent, dated October 17, 2001, filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*10(j)	Reference is made to Exhibit 2(a) above, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10(k)	Reference is made to Exhibit 2(b) above, filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10(l)	Lease Agreement dated as of February 1, 2000, between Wachovia Capital Investments, Inc. and the Company, filed as Exhibit 10(l) to the Annual Report on Form 10-K for the year ended December 31, 2002.

*10(l)(l)	First Amendment to Lease Agreement dated as of October 31, 2001, between Wachovia Capital Investments, Inc. and the Company, filed as Exhibit 10(l)(l) to the Annual Report on Form 10-K for the year ended December 31, 2002.

*10(m)	Investment and Participation Agreement dated as of February 1, 2000, among the Company and Wachovia Capital Investments, Inc., filed as Exhibit 10(m) to the Annual Report on Form 10-K for the year ended December 31, 2002.

*10(m)(1)	First Amendment to Investment and Participation Agreement and Lease Agreement dated as of November 30, 2002, among the Company, Wachovia Capital Investments, Inc., and SunTrust Bank and LaSalle Bank National Association, filed as Exhibit 10(m)(1) to the Annual Report on Form 10-K for the year ended December 31, 2002.

*10(m)(2)	Second Amendment to Investment and Participation Agreement and Lease Agreement dated as of March 11, 2002 among the Company, Wachovia Capital Investments, Inc., and SunTrust Bank and LaSalle Bank National Association, filed as Exhibit 10(m)(2) to the Annual Report on Form 10-K for the year ended December 31, 2002.

*10(m)(3)	Third Amendment to Investment and Participation Agreement and Lease Agreement dated as of July 22, 2002 among the Company, Wachovia Capital Investments, Inc., and SunTrust Bank an LaSalle Bank National Association, filed as Exhibit 10(m)(3) to the Annual Report on Form 10-K for the year ended December 31, 2002.

21	Organization Chart of the Company and Affiliates.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Safe Harbor for Forward-Looking Statements.

(b)	Current Reports on Form 8-K:

        On November 3, 2003, Protective furnished a report on Form 8-K relating to financial information for the Company for the quarter ended September 30, 2003, as presented in a press release on October 30, 2003.

*incorporated by reference

†Management contract or compensatory plan or arrangement

                                          SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                                          OF REGISTRANT
                                                      STATEMENTS OF INCOME
                                                   PROTECTIVE LIFE CORPORATION
                                                        (Parent Company)

                                                                                      Years Ended December 31
                                                                       ------------------------------------------------------
                                                                              2003                2002                 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Revenues
       Dividends from subsidiaries*                                         $    8,917        $    5,007        $     3,701
       Service fees from subsidiaries*                                         104,245            97,045             87,239
       Net investment income                                                     8,278             9,117              6,804
       Realized investment gains (losses)                                       (4,399)           21,612             (5,924)
       Other income (loss)                                                         682              (328)                 0
-----------------------------------------------------------------------------------------------------------------------------
            Total revenues                                                     117,723           132,453             91,820
-----------------------------------------------------------------------------------------------------------------------------
Expenses
       Operating and administrative                                             95,199            58,428             55,256
       Interest - subsidiaries*                                                 16,327            15,227             10,163
       Interest - other                                                         26,285            24,960             29,276
-----------------------------------------------------------------------------------------------------------------------------
            Total expenses                                                     137,811            98,615             94,695
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income
       tax and other items below                                               (20,088)           33,838             (2,875)
Income tax expense (benefit)                                                   (10,866)            6,173             (2,150)
-----------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed income of subsidiaries                    (9,222)           27,665               (725)
Equity in undistributed income of subsidiaries*                                226,272           149,690            141,783
-----------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations before cumulative
       effect of change in accounting principle                                217,050           177,355            141,058
-----------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations, net of income tax                                 0                 0             (9,977)
Loss from sale of discontinued operations, net of income tax                         0                 0            (20,545)
-----------------------------------------------------------------------------------------------------------------------------
 Net  income  before   cumulative  effect  of  change  in  accounting
       principle                                                               217,050           177,355            110,536
-----------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle, net of
       income tax                                                                    0                 0             (7,593)
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $217,050          $177,355           $102,943
=============================================================================================================================

                                          SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                                          OF REGISTRANT
                                                         BALANCE SHEETS
                                                   PROTECTIVE LIFE CORPORATION
                                                        (Parent Company)

                                                                                             December 31
                                                                           ------------------------------------------------
                                                                                    2003                     2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
Assets
     Investments:
         Fixed maturities                                                     $       1,433           $        8,600
         Other long-term investments                                                 20,402                   27,232
         Short-term investments                                                         651                    1,105
         Investments in subsidiaries (equity method)*                             2,666,301                2,343,033
-----------------------------------------------------------------------------------------------------------------------------
              Total investments                                                   2,688,787                2,379,970
     Cash                                                                               484                      178
     Receivables from subsidiaries*                                                  10,604                    8,985
     Property and equipment, net                                                      1,287                    1,317
     Other                                                                           43,198                   41,286
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 $2,744,360               $2,431,736
=============================================================================================================================
Liabilities
     Accrued expenses and other liabilities                                    $     63,766             $     57,458
     Accrued income taxes                                                           (41,913)                 (34,517)
     Deferred income taxes                                                           44,298                   67,277
     Long-term debt                                                                 454,415                  399,166
     Subordinated debt securities                                                   221,650                  221,650
-----------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                     742,216                  711,034
-----------------------------------------------------------------------------------------------------------------------------
Share-owner's equity
     Preferred stock
     Junior participating cumulative preferred stock
     Common stock                                                                    36,626                   36,626
     Additional paid-in capital                                                     418,351                  408,397
     Treasury stock                                                                 (15,275)                 (16,402)
     Stock held in trust                                                             (2,788)                  (2,417)
     Unallocated stock in employee stock ownership plan                              (2,367)                  (2,777)
     Retained earnings (including undistributed
         income of subsidiaries: 2003 - $1,440,150; 2002 - $1,213,878)            1,235,012                1,061,361
     Accumulated other comprehensive income
         Net unrealized gains (losses) on
         investments (all from subsidiaries, net
           of income tax: 2003 - $177,642; 2002 - $128,145)                         329,907                  237,983
         Accumulated gain (loss) - hedging
           (net of income tax:  2003 - $1,442; 2002 - $(1,114))                       2,678                   (2,069)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  2,002,144                1,720,702
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 $2,744,360               $2,431,736
=============================================================================================================================

                                          SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                                     OF REGISTRANT
                                               STATEMENTS OF CASH FLOWS
                                              PROTECTIVE LIFE CORPORATION
                                                        (Parent Company)

                                                                                 Year Ended December 31
                                                              --------------------------------------------------------------
                                                                     2003                 2002                 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 (dollars in thousands)
Cash flows from operating activities
     Net income                                                      $217,050            $177,355           $  102,943
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
             Realized investment (gains) losses                         8,700             (11,403)              (2,628)
             Equity in undistributed net income
                 of subsidiaries*                                    (226,272)           (149,690)            (105,418)
             Deferred income taxes                                      3,029              31,127              (18,566)
             Accrued income taxes                                      (7,396)            (17,180)              14,928
             Accrued expenses                                          16,262               2,787               25,313
             Accrued investment income                                                                             247
             Receivables from subsidiaries                             (3,620)              5,187               (7,823)
             Other (net)                                               (5,661)             (6,772)             (16,995)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     2,092              31,411               (7,999)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
     Purchase of and/or additional investments
        in subsidiaries*                                             (23,437)             (68,272)            (133,406)
     Purchase of fixed assets                                           (222)              (1,275)                   0
     Principal payments received on loan
        to subsidiary*                                                 2,000                4,000                4,000
     Change in fixed maturities and long-term
        investments                                                    7,940                5,618                7,949
     Change in short-term investments                                    454               (1,095)               3,990
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                  (13,265)             (61,024)            (117,467)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
     Borrowings under line of
        credit arrangements and long-term debt                       442,700               69,000              159,160
     Principal payments on line of credit
        arrangements and long-term debt                             (387,451)             (39,102)             (93,729)
     Issuance of guaranteed preferred
         beneficial interests                                              0              115,000              100,000
     Redemption of guaranteed preferred
         beneficial interests                                              0              (75,000)
     Purchase of common stock                                           (371)                (882)                (217)
     Purchase of treasury stock                                            0                 (828)              (3,405)
     Dividends to share owners                                       (43,399)             (40,511)             (37,187)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   11,479               27,677              124,622
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                              306               (1,936)                (844)
-----------------------------------------------------------------------------------------------------------------------------
Cash at beginning of year                                                178                2,114                2,958
-----------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                 $    484            $     178            $   2,114
-----------------------------------------------------------------------------------------------------------------------------

*Eliminated in consolidation.

SCHEDULE II — CONDENSED FINANCIAL INFORMATIONOF
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

NOTE 1 – RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the Company to record all derivative financial instruments at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative charge to net income, net of income tax, of $7.6 million on January 1, 2001. The charge to net income primarily resulted from the recognition of derivative instruments embedded in the Company’s corporate bond portfolio. In addition, the charge to net income includes the recognition of the ineffectiveness on existing hedging relationships including the difference in spot and forward exchange rates related to foreign currency swaps used as an economic hedge of foreign-currency-denominated stable value contracts. The adoption of SFAS No. 133 has introduced volatility into the Company’s reported net income and other comprehensive income depending on future market conditions and the Company’s hedging activities.

On January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishments of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion No. 30 when determining the accounting for the extinguishments of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 requires the Company to restate previously issued financial statements to reclassify losses related to the early extinguishments of debt from extraordinary losses to operating expenses. The Company’s 2002 financial statements have been reclassified, in accordance with SFAS No. 145, to reflect the $2.2 million charge, which resulted from the redemption of subordinated debentures, in income from continuing operations.

NOTE 2 — DEBT

At December 31, 2003, the Company had $25.0 million of borrowings under its $200 million line of credit arrangements at an interest rate of 1.64%. The amounts outstanding under these credit arrangements are due in 2005. $75.0 million of 7.95% Senior Notes due 2004, $9.9 million of 7.45% Medium-Term Notes due 2011, $59.9 million of 7.50% Senior Notes due 2016, $34.7 million of 8.25% Senior Notes due 2030, $250.0 million of 4.30% Senior Notes due 2013, $103.1 million of subordinated debentures due 2031, and $118.6 million of subordinated debentures due 2032, were outstanding at December 31, 2002, The subordinated debentures were issued to affiliates in connection with the issuance by such affiliates of Trust Originated Preferred Securities.

On January 1, 2004, the Company redeemed the 7.5% Senior Notes. On January 27, 2004, the Company issued $103.1 million of subordinated debentures due 2034.

*Eliminated in consolidation.

NOTE 3 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                         2003             2002             2001
                                                                   ---------------------------------------------------
Cash paid (received) during the year for:

       Interest paid to non-affiliates                                  $28,006           $17,710          $22,693

       Interest paid for subordinated debt securities*                   16,327            15,227           10,163
                                                                        -------           -------          -------
                                                                        $44,333           $32,937          $32,856
                                                                        =======           =======          =======
       Income taxes (reduced by amounts received
          from affiliates under a tax sharing agreement)                                  $ 7,000          $ 3,000
                                                                                          =======          =======
Noncash investing and financing activities

       Reissuance of treasury stock to ESOP                             $   877           $    59          $   879
                                                                        =======           =======          =======
       Change in unallocated stock in ESOP                              $   410           $   540          $   369
                                                                        =======           =======          =======
       Stock-based compensation                                         $10,204           $ 3,239          $ 3,589
                                                                        =======           =======          =======
       Redemption of FELINE PRIDES                                                                        $113,414
                                                                                                          ========

NOTE 4 — DISCONTINUED OPERATIONS

On December 31, 2001, the Company completed the sale to Fortis, Inc. of substantially all of its Dental Division, and discontinued other remaining Dental Division related operations, primarily other health insurance lines.

NOTE 5 – OPERATING EXPENSES

In 2003 the Company incurred $27.5 million of expenses related to the payment of claims in the Company’s Asset Protection segment.

                                                                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                                                        PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                                                                       (in thousands)

            COL. A                   COL. B           COL. C          COL. D          COL. E           COL. F          COL. G          COL. H           COL. I          COL. J
                                                                                   Stable Value
                                                                                     Products,
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
                                    Deferred                                       Contracts and                                                      of Deferred
                                     Policy       Future Policy                        Other        Net Premiums        Net         Benefits and        Policy           Other
                                   Acquisition     Benefits and      Unearned     Policyholders'     and Policy      Investment      Settlement      Acquisitions      Operating
            Segment                   Costs           Claims         Premiums          Funds            Fees         Income(1)        Expenses           Costs        Expenses(1)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Year Ended
  December 31, 2003:
      Life Marketing               $1,185,102       $4,846,032        $  1,854        $   62,641       $198,653      $  231,238      $  253,785          $66,078       $ 10,832
      Acquisitions                    385,042        3,185,708             354           917,401        213,912         246,143         291,768           32,690         43,087
      Annuities                       101,096          593,119           5,329         2,618,571         26,265         224,332         197,955           38,196         28,765
      Stable Value Products             7,186                                          4,520,956                        233,104         186,565            2,279          5,349
      Asset Protection                175,661          199,268         774,781             6,255        262,721          39,201         189,981           84,653         82,286
      Corporate and Other               6,933           76,843           2,172           189,969         34,326          56,734          31,520            1,211         85,113
      Adjustments(2)                                    47,161              76               190
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
      Total                        $1,861,020       $8,948,131        $784,566        $8,315,983       $735,877      $1,030,752      $1,151,574         $225,107       $255,432
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Year Ended
  December 31, 2002:
      Life Marketing               $  973,631       $4,031,021        $    318        $   48,558       $220,184      $  209,002      $  228,224         $117,836       $ 13,948
      Acquisitions                    435,177        3,240,407             395         1,040,855        224,485         252,147         301,401           35,245         46,525
      Annuities                        93,140          571,109                         2,742,643         25,826         220,447         186,107           24,669         30,660
      Stable Value Products             4,908                                          3,930,668                        246,098         196,576            2,304          4,946
      Asset Protection                192,695          260,838         872,745             9,288        303,729          44,296         220,341           86,129         95,800
      Corporate and Other               7,702           81,010           2,376           114,608         36,097          50,963          34,436            1,479         71,019
      Adjustments(2)                                    63,797             122             3,567
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
      Total                        $1,707,253       $8,248,182        $875,956        $7,890,187       $810,321      $1,022,953      $1,167,085         $267,662       $262,898
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Year Ended
  December 31, 2001:
      Life Marketing                                                                                   $120,995      $  179,346        $190,538         $ 41,399       $ 38,243
      Acquisitions                                                                                      182,433         187,535         238,877           20,501         43,232
      Annuities                                                                                          28,145         167,905         137,204           24,021         29,434
      Stable Value Products                                                                                             261,079         222,306            1,662          3,961
      Asset Protection                                                                                  250,061          48,940         154,893           57,681         96,028
      Corporate and Other                                                                                37,035          35,336          28,806            1,794         65,872
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                            $618,669      $  880,141        $972,624         $147,058       $276,770
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)	Balance Sheet adjustments represent the inclusion of assets related to discontinued operations.

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

            COL. A                    COL. B            COL. C           COL. D            COL. E           COL. F
                                                                                                         Percentage of
                                                    Ceded to Other    Assumed from                      Amount Assumed
                                   Gross Amount       Companies      Other Companies     Net Amount         to Net
------------------------------------------------------------------------------------------------------------------------
Year Ended
    December 31, 2003:
       Life insurance
       in force                    $324,318,517      $292,740,795       $22,176,303      $53,754,025          41.3%
------------------------------------------------------------------------------------------------------------------------
       Premiums and
       policy fees:
       Life insurance              $  1,028,053      $    781,776       $   247,592      $   493,869          50.1%
       Accident/health
          insurance                      99,023            61,644            59,633           97,012          61.5%
       Property and liability
          insurance                     170,322            91,015            65,688          144,995          45.3%
------------------------------------------------------------------------------------------------------------------------
       Total                       $  1,297,398      $    934,435       $   372,913      $   735,876
------------------------------------------------------------------------------------------------------------------------
Year Ended
    December 31, 2002:
       Life insurance
       in force                    $248,994,479     $219,025,215       $21,523,110      $51,492,374           41.8%
------------------------------------------------------------------------------------------------------------------------
       Premiums and
       policy fees:
       Life insurance              $    854,813     $    545,976       $   235,198      $   544,035           43.2%
       Accident/health
          insurance                     103,858           61,512            44,337           86,683           51.1%
       Property and liability
          insurance                     194,601          143,908           110,543          161,236           68.6%
------------------------------------------------------------------------------------------------------------------------
       Total                       $  1,153,272     $    751,396       $   390,078      $   791,954
------------------------------------------------------------------------------------------------------------------------
Year Ended
    December 31, 2001:
       Life insurance
       in force                    $191,105,512     $171,449,182       $23,152,614      $42,808,944           54.1%
------------------------------------------------------------------------------------------------------------------------
       Premiums and
       policy fees:
       Life insurance              $    774,294     $    565,130       $   198,832      $   407,996           48.7%
       Accident/health
          insurance                     181,509          122,747                             58,762            0.0%
       Property and liability
          insurance                     158,890           83,274            76,295          151,911           50.2%
------------------------------------------------------------------------------------------------------------------------
       Total                       $  1,114,693     $    771,151       $   275,127      $   618,669
------------------------------------------------------------------------------------------------------------------------

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
          Description                 period           expenses      other accounts      Deductions        of period
------------------------------------------------------------------------------------------------------------------------
2003
Allowance for Uncollected             $24,833             $0              $   0             $18,371         $  6,462
    Reinsurance Receivable

------------------------------------------------------------------------------------------------------------------------
2002
Allowance for Uncollected         $         0             $0            $24,833         $         0          $24,833
    Reinsurance Receivable

------------------------------------------------------------------------------------------------------------------------

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

By: /s/ John D. Johns
John D. Johns
Chairman of the Board, President
and Chief Executive Officer
March 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                      Capacity in Which Signed                               Date

/s/ John D. Johns                       Chairman of the Board, President                    March 15, 2004
JOHN D. JOHNS                           and Chief Executive Officer
                                        (Principal Executive Officer)
                                        and Director

/s/ Allen W. Ritchie                    Executive Vice President and                        March 15, 2004
ALLEN W. RITCHIE                        Chief Financial Officer
                                        (Principal Financial Officer)

/s/ Steven G. Walker                    Senior Vice President, Controller,                  March 15, 2004
STEVEN G. WALKER                        and Chief Accounting Officer
                                        (Principal Accounting Officer)

        *                                                                                   Director      March 15, 2004
JOHN J. MCMAHON, JR.

        *                                                                                   Director      March 15, 2004
JAMES S. M. FRENCH

        *                                                                                   Director      March 15, 2004
DONALD M. JAMES

        *                                                                                   Director      March 15, 2004
J. GARY COOPER

        *                                                                                   Director      March 15, 2004
H. CORBIN DAY

        *                                                                                   Director      March 15, 2004
W. MICHAEL WARREN, JR.

        *                                                                                   Director      March 15, 2004
SUSAN MOLINARI

        *                                                                                   Director      March 15, 2004
MALCOLM PORTERA

                                                                                            Director
THOMAS L. HAMBY

        *                                                                                   Director      March 15, 2004
VANESSA LEONARD

        *                                                                                   Director      March 15, 2004
WILLIAM A. TERRY

        *John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                                               By: /s/ John D. Johns
                                                                    JOHN D. JOHNS
                                                                    Attorney-in-fact