Form 10-Q
period 2004-03-31
PROTECTIVE LIFE CORP
filed 2004-05-10
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-12332

Protective Life Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	95-2492236
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identificiation No.)

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223

(Address of principal executive offices and zip code)

(205) 268-1000

(Registrant's telephone number, including area code)
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares of Common Stock, $.50 par value, outstanding as of April 23, 2004: 69,310,717 shares.

PROTECTIVE LIFE CORPORATION

                                                           INDEX

                                                                                               Page Number

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants..................................................................
       Consolidated Condensed Statements of Income for the
           Three Months ended March 31, 2004 and 2003 (unaudited).........................................
       Consolidated Condensed Balance Sheets as of March 31, 2004
           (unaudited) and December 31, 2003..............................................................
       Consolidated Condensed Statements of Cash Flows for the
           Three Months ended March 31, 2004 and 2003 (unaudited).........................................
       Notes to Consolidated Condensed Financial Statements (unaudited)...................................

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................................................

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................

   Item 4.  Controls and Procedures......................................................................

Part II.  Other Information:
   Item 2.  Changes in Securities and Use of Proceeds....................................................

   Item 6.  Exhibits and Reports on Form 8-K.............................................................

Signature................................................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of March 31, 2004, and the related consolidated condensed statements of income for each of the three-month periods ended March 31, 2004 and 2003, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 4, 2004

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)
(Unaudited)

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                      2004            2003
---------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Premiums and policy fees                                                                           $443,796         $387,094
   Reinsurance ceded                                                                                  (249,339)        (189,417)
---------------------------------------------------------------------------------------------------------------------------------
     Premiums and policy fees, net of reinsurance ceded                                                194,457          197,677
   Net investment income                                                                               264,608          257,701
   Realized investment gains (losses):
     Derivative financial instruments                                                                    5,083           (4,880)
     All other investments                                                                              16,627           (1,178)
   Other income                                                                                         37,419           25,309
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       518,194          474,629
---------------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
   Benefits and settlement expenses
     (net of reinsurance ceded:
     three months: 2004 - $241,287; 2003 - $217,771)                                                   287,316          297,273
   Amortization of deferred policy acquisition costs                                                    59,794           55,759
   Other operating expenses (net of reinsurance ceded:
     three months: 2004 - $39,562; 2003 - $29,033)                                                      71,685           65,558
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       418,795          418,590
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX                                                                                99,399           56,039

Income tax expense                                                                                      34,094           18,334
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                                                       65,305           37,705
---------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle,
   net of income tax                                                                                   (10,128)               0
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                            $ 55,177         $ 37,705
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE PER
   SHARE - BASIC                                                                                          $.93             $.54
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE PER
   SHARE - DILUTED                                                                                        $.92             $.53
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE - BASIC                                                                              $.79             $.54
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE - DILUTED                                                                            $.78             $.53
---------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS PAID PER SHARE                                                                                  $.16             $.15
---------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                                                                  70,117,634       69,956,505

Average shares outstanding - diluted                                                                70,863,117       70,483,448

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

                                                                                                        MARCH 31          DECEMBER 31
                                                                                                          2004                2003
                                                                                                      (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Investments:
     Fixed maturities, at market (amortized cost: 2004 - $13,010,864; 2003 - $12,743,213)             $13,875,517        $13,355,911
     Equity securities, at market (amortized cost: 2004 - $55,192; 2003 - $45,379)                         58,362             46,731
     Mortgage loans on real estate                                                                      2,746,706          2,733,722
     Investment in real estate, net                                                                       108,098             18,126
     Policy loans                                                                                         492,782            502,748
     Other long-term investments                                                                          231,161            249,494
     Short-term investments                                                                               516,988            519,419
-------------------------------------------------------------------------------------------------------------------------------------
         Total investments                                                                             18,029,614         17,426,151
  Cash                                                                                                    114,972            136,698
  Accrued investment income                                                                               198,564            189,232
  Accounts and premiums receivable, net                                                                    95,943             57,944
  Reinsurance receivables                                                                               2,462,269          2,350,606
  Deferred policy acquisition costs                                                                     1,867,195          1,861,020
  Goodwill                                                                                                 46,619             47,312
  Property and equipment, net                                                                              45,143             45,640
  Other assets                                                                                            256,894            238,581
  Assets related to separate accounts
     Variable annuity                                                                                   2,113,413          2,045,038
     Variable universal life                                                                              182,665            171,408
     Other                                                                                                  4,365              4,361
-------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $25,417,656        $24,573,991
-------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Policy liabilities and accruals                                                                     $ 9,960,399        $ 9,732,697
  Stable value product account balances                                                                 4,923,231          4,676,531
  Annuity account balances                                                                              3,412,553          3,480,577
  Other policyholders' funds                                                                              159,458            158,875
  Securities sold under repurchase agreements                                                               8,660                  0
  Other liabilities                                                                                       814,308            875,652
  Accrued income taxes                                                                                     42,262            (34,261)
  Deferred income taxes                                                                                   415,849            377,990
  Liabilities related to variable interest entities                                                       477,128            400,000
  Long-term debt                                                                                          376,457            461,329
  Subordinated debt securities                                                                            324,743            221,650
  Liabilities related to separate accounts
    Variable annuity                                                                                    2,113,413          2,045,038
    Variable universal life                                                                               182,665            171,408
    Other                                                                                                   4,365              4,361
-------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       23,215,491         22,571,847
-------------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized: 3,600,000; Issued: None
  Junior Participating Cumulative Preferred Stock, $1.00 par value shares authorized: 400,000; Issued: None
  Common Stock, $.50 par value, shares authorized: 160,000,000
     shares issued: 2004 and 2003 - 73,251,960                                                             36,626             36,626
  Additional paid-in capital                                                                              419,147            418,351
  Treasury stock, at cost (2004 - 3,941,243 shares; 2003 - 4,260,259 shares)                              (13,931)           (15,275)
  Stock held in trust (2004 - 81,142 shares; 2003 - 97,700 shares)                                         (2,365)            (2,788)
  Unallocated stock in Employee Stock Ownership Plan
     (2004 - 609,735 shares; 2003 - 724,068 shares)                                                        (1,989)            (2,367)
  Retained earnings                                                                                     1,279,131          1,235,012
  Accumulated other comprehensive income:
     Net unrealized gains on investments
     (net of income tax: 2004 - $258,871; 2003 - $177,642)                                                480,761            329,907
     Accumulated gain  - hedging (net of income tax: 2004 - $2,577; 2003 - $1,442)                          4,785              2,678
-------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        2,202,165          2,002,144
-------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $25,417,656        $24,573,991
-------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

                                                                                                           THREE MONTHS ENDED
                                                                                                                 MARCH 31
                                                                                                         2004              2003
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                      $    55,177       $   37,705
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                                (13,803)          (2,926)
     Amortization of deferred policy acquisition costs                                                  59,794           56,265
     Capitalization of deferred policy acquisition costs                                               (95,245)         (92,518)
     Depreciation expense                                                                                2,736            2,634
     Deferred income tax                                                                                (5,312)         (13,497)
     Accrued income tax                                                                                 37,533           21,725
     Interest credited to universal life and investment products                                       161,309          142,383
     Policy fees assessed on universal life and investment products                                    (87,864)         (75,558)
     Change in accrued investment income and other receivables                                        (158,539)         (50,708)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                         208,648           71,229
     Net change in trading securities                                                                    1,708                0
     Change in other liabilities                                                                       (92,180)         (11,995)
     Other, net                                                                                        (30,540)          45,501
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                            43,422          130,240
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments available for sale, net of short-term investments:
     Maturities and principal reductions of investments                                                454,563        1,375,990
     Sale of investments                                                                               925,287        3,220,069
     Cost of investments acquired                                                                   (1,620,368)      (4,974,504)
   (Increase) decrease in mortgage loans, net                                                          (12,984)          34,522
   Decrease in investment real estate, net                                                                 972            1,226
   Decrease in policy loans, net                                                                         9,966            7,076
   Increase in other long-term investments, net                                                         (1,910)          (5,064)
   Decrease in short-term investments, net                                                              40,351           25,400
   Purchase of property and equipment                                                                   (2,239)          (5,876)
---------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                              (206,362)        (321,161)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under line of credit arrangements and long-term debt                                   2,552,151          152,500
   Principal payments on line of credit arrangement and long-term debt                              (2,628,363)        (132,507)
   Dividends to share owners                                                                           (11,058)         (10,323)
   Issuance of subordinated debt securities                                                            103,093                0
   Issuance (purchase) of common stock held in trust                                                       423             (395)
   Investment product deposits and change in universal life deposits                                   597,697          586,860
   Investment product withdrawals                                                                     (472,729)        (451,337)
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                           141,214          144,798
---------------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH                                                                                       (21,726)         (46,123)
CASH AT BEGINNING OF PERIOD                                                                            136,698          101,953
---------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                              $   114,972       $   55,830
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands, except per share amounts)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

NOTE C – OPERATING SEGMENTS

        The Company operates several business segments. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows:

Life Marketing. The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the “bank owned life insurance” market.

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

Stable Value Products. The Stable Value Products segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. During the fourth quarter of 2003, the Company registered a funding agreement-backed notes program with the SEC.

Asset Protection. The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft.

Corporate and Other. The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several lines of business which the Company is not actively marketing (mostly cancer insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. A small surety line of business was moved from the Asset Protection segment to Corporate and Other in the quarter, and prior period segment data was restated to reflect the change.

        The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets. Operating segment income is generally income before income tax, adjusted to exclude any pretax minority interest in income of consolidated subsidiaries, net realized investment gains and losses, the related amortization of deferred policy acquisition costs, and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with corporate debt and certain investments are included in realized gains and losses but are considered part of operating income because the interest rate swaps are hedging items affecting operating income. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment.

        Assets are allocated based on policy liabilities directly attributable to each segment and deferred policy acquisition costs and goodwill are shown in the segments to which they are attributable. A reclassification adjustment has been made to the December 31, 2003 segment asset information in the Annuities and Corporate and Other segments to reflect segment asset groupings consitently.

        There are no significant intersegment transactions.

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the cumulative effect of change in accounting principle and the recognition of income tax expense. Asset adjustments represent the inclusion of assets related to discontinued operations. The reduction in the goodwill balance in the Asset Protection segment relates to the sale of a small subsidiary in the first quarter of 2004.

                                                                          Operating Segment Income for the
                                                                         Three Months Ended March 31, 2004
---------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing        Acquisitions       Annuities         Products
---------------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                              $235,986            $69,469           $7,628
Reinsurance ceded                                                     (168,786)           (17,101)
---------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             67,200             52,368            7,628
Net investment income                                                   57,940             58,655           51,588          $64,033
Realized investment gains                                                                                    6,004            3,879
Other income                                                            21,143                717            1,785
---------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   146,283            111,740           67,005           67,912
---------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        72,026             73,020           46,046           49,769
Amortization of deferred policy acquisition costs                       21,081              7,849            9,057              761
Other operating expenses                                                11,575              9,668            6,745            1,804
---------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     104,682             90,537           61,848           52,334
---------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                41,601             21,203            5,157           15,578
Less: realized investment gains                                                                              6,004            3,879
Add back: related amortization of deferred
  policy acquisition costs                                                                                   3,660
---------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                        41,601             21,203            2,813           11,699

---------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                       Asset               and                               Total
                                                                     Protection           Other          Adjustments     Consolidated
---------------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                              $120,570           $10,143                            $443,796
Reinsurance ceded                                                      (63,107)             (345)                           (249,339)
---------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             57,463             9,798                             194,457
Net investment income                                                    7,917            24,475                             264,608
Realized investment gains                                                                 11,827                              21,710
Other income                                                             9,062             4,712                              37,419
---------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                    74,442            50,812                             518,194
---------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        34,887            11,568                             287,316
Amortization of deferred policy acquisition costs                       20,069               977                              59,794
Other operating expenses                                                14,926            26,967                              71,685
---------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      69,882            39,512                             418,795
---------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                 4,560            11,300                              99,399
Less: realized investment gains                                                           11,827
Add back: derivative gains related to corporate
  debt and investments                                                                     4,875
---------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                         4,560             4,348
Income tax expense                                                                                         $34,094            34,094
---------------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of change in
  accounting principle                                                                                                        65,305
Cumulative effect of change in accounting principle,
  net of income tax                                                                                        (10,128)          (10,128)
---------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                 $  55,177
---------------------------------------------------------------------------------------------------------------------------------------

                                                                                  Operating Segment Income for the
                                                                                 Three Months Ended March 31, 2003
---------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing        Acquisitions       Annuities         Products
---------------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                              $186,547           $ 73,063          $ 5,883
Reinsurance ceded                                                     (124,038)           (18,626)
---------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             62,509             54,437            5,883
Net investment income                                                   56,538             62,296           58,442          $58,532
Realized investment gains (losses)                                                                              27           (6,702)
Other income                                                            13,972                905            1,941
---------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   133,019            117,638           66,293           51,830
---------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        75,222             72,619           52,986           47,765
Amortization of deferred policy acquisition costs                       20,884             10,081            4,386              599
Other operating expenses                                                 6,278             12,166            5,910            1,030
---------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     102,384             94,866           63,282           49,394
---------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                30,635             22,772            3,011            2,436
Less: realized investment gains (losses)                                                                        27           (6,702)
Add back: related amortization of deferred
  policy acquisition costs                                                                                     731
---------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                        30,635             22,772            3,715            9,138

---------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                       Asset               and                                Total
                                                                     Protection           Other          Adjustment       Consolidated
---------------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                              $108,677          $12,924                             $387,094
Reinsurance ceded                                                      (44,179)          (2,574)                            (189,417)
---------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             64,498           10,350                              197,677
Net investment income                                                    9,700           12,193                              257,701
Realized investment gains (losses)                                                          617                               (6,058)
Other income                                                             6,971            1,520                               25,309
---------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                    81,169           24,680                              474,629
---------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        39,302            9,379                              297,273
Amortization of deferred policy acquisition costs                       18,691            1,118                               55,759
Other operating expenses                                                22,023           18,151                               65,558
---------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      80,016           28,648                              418,590
---------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax                                          1,153           (3,968)                              56,039
Less: realized investment gains (losses)                                                    617
Add back: derivative gains related to corporate
  debt and investments                                                                    5,634
---------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                         1,153            1,049
Income tax expense                                                                                         $18,334            18,334
---------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                 $  37,705
---------------------------------------------------------------------------------------------------------------------------------------

                                                                                      Operating Segment Assets
                                                                                           March 31, 2004
---------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                               Stable Value
                                                                      Marketing        Acquisitions         Annuities         Products
---------------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                                          $5,295,967         $4,200,503        $5,464,463      $4,790,288
Deferred policy acquisition costs                                      1,220,932            378,596            78,422          11,207
Goodwill                                                                  10,354
---------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                       $6,527,253         $4,579,099        $5,542,885      $4,801,495
---------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                         Asset              and                                 Total
                                                                      Protection           Other          Adjustments       Consolidated
---------------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                                         $  981,132         $2,711,615        $59,874          $23,503,842
Deferred policy acquisition costs                                       169,980              8,058                           1,867,195
Goodwill                                                                 36,182                 83                              46,619
---------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                      $1,187,294         $2,719,756        $59,874          $25,417,656
---------------------------------------------------------------------------------------------------------------------------------------

                                                                                       Operating Segment Assets
                                                                                           December 31, 2003
---------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing        Acquisitions       Annuities         Products
---------------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                                        $4,987,757           $4,356,929        $5,436,619      $4,520,955
Deferred policy acquisition costs                                    1,185,102              385,042           101,096           7,186
Goodwill                                                                10,354
---------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                     $6,183,213           $4,741,971        $5,537,715      $4,528,141
---------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                       Asset                and                               Total
                                                                     Protection            Other         Adjustments      Consolidated
---------------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                                         $1,014,556         $2,288,582         $60,261         $22,665,659
Deferred policy acquisition costs                                       173,123              9,471                           1,861,020
Goodwill                                                                 36,875                 83                              47,312
---------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                      $1,224,554         $2,298,136         $60,261         $24,573,991
---------------------------------------------------------------------------------------------------------------------------------------

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at March 31, 2004, and for the three months then ended, the Company’s insurance subsidiaries had combined share-owners’ equity of $1,091.5 million and net income of $30.4 million.

NOTE E – REINSURANCE RECEIVABLE

        In 2002, the Company discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. The Company has received payment from substantially all of the affected reinsurance companies. In the first quarter of 2003, the Company increased premiums and policy fees $2.8 million as a result of cash received and changes in expected receipts at that time. The increase in premiums and policy fees resulted in $1.0 million of additional amortization of deferred policy acquisition costs. As a result, the Company’s pretax income for the first quarter of 2003 increased by $1.8 million.

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

        Net income and a reconciliation of basic and diluted average shares outstanding for the three month periods ended March 31, 2004 and 2003 are summarized as follows:

                                             RECONCILIATION OF NET INCOME AND
                                                AVERAGE SHARES OUTSTANDING
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31
                                                                                                       2004           2003
--------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                             $55,177         $37,705
--------------------------------------------------------------------------------------------------------------------------------

Average shares issued and outstanding                                                               69,148,942      68,794,968
Stock held in trust                                                                                    (81,142)        (96,262)
Issuable under various deferred compensation plans                                                   1,049,834       1,257,799
--------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                                                                  70,117,634      69,956,505
Stock held in trust                                                                                     81,142          96,262
Stock appreciation rights                                                                              313,583         183,576
Issuable under various other stock-based compensation plans                                            350,758         247,105
--------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted                                                                70,863,117      70,483,448
--------------------------------------------------------------------------------------------------------------------------------

NOTE G – RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from the other parties. The effective date of FIN 46 is March 31, 2004, for the Company. However, FIN 46 guidance required the interpretation to be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (December 31, 2003, for the Company). As such, the Company consolidated, as of December 31, 2003, a special-purpose entity whose investments are managed by the Company. The special-purpose entity was consolidated based on the determination that the Company was its primary beneficiary. The Company also consolidated, as of and for the three months ended March 31, 2004, two real estate investment companies that the Company had previously reported as investments. The entities were consolidated based on the determination that the Company was the primary beneficiary. The consolidation resulted in the Company’s reported assets and liabilities increasing by $76.2 million with an immaterial impact on results of operations. Additionally, the Company deconsolidated, as of December 31, 2003, the special-purpose entities PLC Capital Trust III and PLC Capital Trust IV after determining the Company was not the primary beneficiary of these special-purpose entities.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. See Note L for discussion of the Company’s adoption of SOP 03-1.

        On December 31, 2003, the Company adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” as revised by the FASB in December 2003.

        The following table sets forth the amount of net periodic benefit cost recognized for the Company’s defined benefit pension plan and unfunded excess benefits plan:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                               2004                2003
--------------------------------------------------------------------------------------------------------------------------------

         Service cost                                                                        $ 2,012             $ 1,700
         Interest cost                                                                         2,325               1,991
         Expected return on plan assets                                                       (2,280)             (1,903)
         Amortization of prior service cost                                                       92                  78
         Amortization of net loss                                                                470                 397
--------------------------------------------------------------------------------------------------------------------------------
         Net periodic benefit cost                                                           $ 2,619             $ 2,263
--------------------------------------------------------------------------------------------------------------------------------

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $6.4 million to its pension plan in 2004. There has been no change in this estimate. As of March 31, 2004, no contributions have been made.

        In addition to pension benefits, the Company provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the three months ended March 31, 2004 and 2003 was immaterial.

NOTE H – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Fair-Value Hedges

        As of March 31, 2004 and 2003, and during the three month periods then ended, the Company had no hedging relationships designated as a fair-value hedge.

Cash-Flow Hedges

        The Company has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, the Company pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, the Company designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. In the first quarter of 2004, the income recognized by the Company related to the ineffective portion of the hedging instrument was immaterial. In the first quarter of 2003, the income recognized by the Company related to the ineffective portion of the hedging instrument was $0.3 million. There were no components of the hedging instrument excluded from the assessment of hedge ineffectiveness. During the three months ended March 31, 2004, a pretax gain of $12.6 million, representing the change in fair value of the hedged contracts during the period, and a loss of like amount representing the application of hedge accounting to this transaction, were recorded in Realized Investment Gains (Losses) – Derivative Financial Instruments in the Company’s consolidated condensed statements of income. During the three months ended March 31, 2003, a pretax loss of $11.6 million, representing the change in fair value of the hedged contracts during the period, and a gain of like amount representing the application of hedge accounting were recorded. Additionally, at March 31, 2004 and 2003, the Company reported an increase of $4.8 million and a reduction of $0.1 million, respectively, in accumulated other comprehensive income (net of income tax of $2.6 million and $34 thousand, respectively) related to its derivative designated as a cash flow hedge. During the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income and into earnings approximately $36 thousand.

Other Derivatives

        The Company uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates, fair value, and cash flows, of outstanding mortgage loan commitments and certain owned investments as well as certain debt and subordinated debt securities of the Company. For the three months ended March 31, 2004 and 2003, the Company recognized total pretax gains of $1.1 million and pretax losses of $4.2 million, respectively, representing the change in fair value of these derivative instruments as well as the realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, the Company recognized a $9.6 million pretax loss and a $6.7 million pretax gain for the first three months of 2004 and 2003, respectively, while recognizing a $9.9 million foreign exchange pretax gain and $7.6 million foreign exchange pretax loss on the related foreign-currency-denominated stable value contracts in the same periods, respectively. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively.

        The Company has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the three months ended March 31, 2004, the Company recognized a $0.2 million pretax loss for the change in the asset swaps’ fair value and recognized a $4.0 million pretax gain to separately record the embedded equity options at fair value. For the three months ended March 31, 2003, the Company recognized a $0.1 million pretax gain for the change in the asset swaps’ fair value and recognized a $0.4 million pretax loss to separately record the embedded equity options at fair value.

NOTE I – COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods presented below:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                                    2004            2003
--------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                                       $ 55,177        $37,705
  Change in net unrealized gains/losses on
    investments (net of income tax:
    2004 - $87,049; 2003 - $31,354)                                                                 161,662         58,229
  Change in accumulated gain-hedging (net of income
    tax: 2004 - $1,135; 2003 - $1,080)                                                                2,107          2,005
  Reclassification adjustment for amounts included
    in net income (net of income tax:
    2004 - $(5,819); 2003 - $412)                                                                   (10,808)           766
--------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income                                                                             $208,138        $98,705
--------------------------------------------------------------------------------------------------------------------------------

NOTE J – RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owners’ equity.

NOTE K – SUBORDINATED DEBT SECURITIES AND SENIOR NOTES

        On January 27, 2004, a special-purpose entity, PLC Capital Trust V, issued $100 million of 6.125% Trust Originated Preferred Securities (TOPrS). The 6.125% TOPrS are guaranteed on a subordinated basis by the Company. This guarantee, considered together with the other obligations of the Company with respect to the 6.125% TOPrS, constitutes a full and unconditional guarantee by the Company of PLC Capital Trust V’s obligations with respect to the 6.125% TOPrS.

        PLC Capital Trust V was formed solely to issue securities and use the proceeds thereof to purchase subordinated debt securities of the Company. The sole assets of PLC Capital Trust V are $103.1 million of Protective Life Corporation 6.125% Subordinated Debentures due 2034, Series F. The Company has the right under the subordinated debt securities to extend interest payment periods up to five consecutive years, and as a consequence, dividends on the 6.125% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust V during any such extended interest payment period. The 6.125% TOPrS are redeemable by PLC Capital Trust V at any time on or after January 27, 2009.

        The majority of the proceeds of the 6.125% TOPrS was used to pay down outstanding bank debt, including $59.9 million incurred to redeem the Company’s outstanding 7.50% 15-year Senior Notes on January 1, 2004. In addition, the Company repaid the $25 million outstanding as of December 31, 2003, on its $200 million line of credit. The balance of the proceeds will be used for general corporate purposes, affording the Company additional financial flexibility.

NOTE L – CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        In January 2004, the Company adopted SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The adoption of SOP 03-1 resulted in a cumulative charge to net income of $10.1 million, net of income tax of $5.5 million ($0.14 per share on both a basic and diluted basis). The charge to net income includes a $10.0 million charge to recognize additional liabilities, including an adjustment to deferred policy acquisition costs, on certain universal life contracts. These additional liabilities are required due to a change in the pattern of recognition of mortality benefits called for by the SOP. In addition, the Company recorded a $0.1 million adjustment related to guaranteed minimum death benefits (GMDB) on its variable annuity products.

        The Company issues variable universal life and variable annuity products through its separate accounts for which the investment risk is borne by the contract holder. The Company also offers, for its variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve (a) return of the highest anniversary date account value, or (b) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest. The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 9%, mortality at 60% of the 1994 MGDB Mortality Table, lapse rates ranging from 1%-20% (depending on product type and duration), and an average discount rate of 7%.

        Separate account balances are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated balance sheets. Amounts assessed against policy account balances for the costs of insurance, policy administration, and other services are included in premiums and policy fees in the accompanying statements of income. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying statements of income.

        The variable annuity separate account balances subject to GMDB were $2.1 billion at March 31, 2004. The total guaranteed amount payable based on variable annuity account balances at March 31, 2004, was $295.3 million (including $262.0 million in the Annuities segment and $33.3 million in the Acquisitions segment), with a GMDB reserve of $5.7 million (including $5.2 million in the Annuities segment and $0.5 million in the Acquisitions segment). The average attained age of contract holders at March 31, 2004 was 64. For the three months ended March 31, 2004, the total incurred and paid GMDB claims were $0.8 million and $1.0 million, respectively. For the three months ended March 31, 2003, the total incurred and paid GMDB claims were $3.7 million and $3.1 million, respectively.

        Account balances of variable annuities with guarantees were invested in variable annuity separate accounts as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                           MARCH 31, 2004           DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------------------------
         Equity mutual funds                                                   $1,906.6                   $1,846.0
         Fixed income mutual funds                                                206.8                      199.0
-------------------------------------------------------------------------------------------------------------------------
         Total                                                                 $2,113.4                   $2,045.0
-------------------------------------------------------------------------------------------------------------------------

        Certain of the Company’s universal life products have a sales inducement in the form of a retroactive interest credit (RIC). In addition, certain variable annuity contracts provide a sales inducement in the form of a bonus interest credit. In accordance with SOP 03-1, the Company maintains a reserve for all interest credits earned to date. The Company defers the expense associated with the RIC and bonus interest credits each period and amortizes these costs in a manner similar to that used for deferred policy acquisition costs. The amount of the total unamortized deferred asset at March 31, 2004 and December 31, 2003 was $27.4 million and $27.7 million, respectively. The amount of costs deferred and amortized in the first three months of 2004 was $2.3 million and $3.0 million, respectively. The amount of costs deferred and amortized in the first three months of 2003 was $1.5 million and $3.7 million, respectively.

        Prospectively, the Company currently anticipates that the adoption of SOP 03-1 may negatively impact pretax income by $0 to $2.0 million per quarter. However, the Company will continue to review and refine its estimates and monitor the relevant regulatory bodies for further implementation guidance and interpretations of this standard.

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

RESULTS OF OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance ceded (“premiums and policy fees”):

  ----------------------------------------------------------------------------------------------------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                     2004           2003
  ----------------------------------------------------------------------------------------------------------------------------
                                                                                                       ($ in thousands)

         Premiums and Policy Fees                                                                   $194,457       $197,677
  ----------------------------------------------------------------------------------------------------------------------------

        Premiums and policy fees decreased $3.2 million or 1.6% in the first three months of 2004 as compared to the first three months of 2003. Premiums and policy fees in the Life Marketing segment increased $4.7 million in the first three months of 2004 as compared to the same period in 2003. In the first three months of 2003, the Company recorded $2.8 million of additional premiums related to recoveries of overpaid reinsurance, no increase was recorded in the first three months of 2004. (See Note E in the Notes to Consolidated Condensed Financial Statements.) The growth of the face value of in-force policies resulted in an increase of $7.5 million in net premiums and policy fees in the first three months of 2004 as compared to the same period of 2003. Premiums and policy fees in the Acquisitions segment decreased $2.1 million in the first three months of 2004, as compared to the first three months of 2003. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. The increase in premiums and policy fees from the Annuities segment was $1.7 million in the first three months of 2004 as compared to the first three months of 2003 primarily due to increased fees on variable account values. Premiums and policy fees related to the Asset Protection segment fell $7.0 million for the first three months of 2004 compared to the first three months of 2003. The segment’s decrease primarily relates to the termination of non-core lines of business. Premiums and policy fees relating to various insurance lines in the Corporate and Other segment decreased $0.6 million in the first three months of 2004 as compared to the first three months of 2003. Premiums and policy fees on these lines are expected to decline as they continue to run off.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

  ----------------------------------------------------------------------------------------------------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                     2004           2003
  ----------------------------------------------------------------------------------------------------------------------------
                                                                                                       ($ in thousands)

         Net Investment Income                                                                      $264,608       $257,701
  ----------------------------------------------------------------------------------------------------------------------------

        Net investment income in the first three months of 2004 was $264.6 million, which was $6.9 million or 2.7% higher than the corresponding period of the preceding year. The increase is a result of an increase in average invested assets partially offset by lower interest rates on new investments. The percentage earned on average cash and investments was 5.9% in the first three months of 2004, compared to 6.4% in the first three months of 2003. Participating mortgage loan income decreased $1.9 million in the first three months of 2004 as compared to the first three months of 2003.

Realized Investment Gains/(Losses)

        The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs.

        The following table sets forth realized investment gains (losses) for the periods shown:

  ----------------------------------------------------------------------------------------------------------------------------
                       REALIZED INVESTMENT                                                            THREE MONTHS ENDED
                         GAINS/(LOSSES)                                                                    MARCH 31
                                                                                                     2004           2003
  ----------------------------------------------------------------------------------------------------------------------------
                                                                                                       ($ in thousands)

         Derivative Financial Instruments                                                           $ 5,083        $(4,880)
         All Other Investments                                                                       16,627         (1,178)
  ----------------------------------------------------------------------------------------------------------------------------

        The sales of investments that have occurred generally have resulted from portfolio management decisions to maintain proper matching of assets and liabilities. Realized investment gains related to all other investments in the first three months of 2004 of $20.2 million were partially offset by realized investment losses of $3.6 million. Realized investment losses related to all other investments in the first three months of 2003 of $17.1 million were largely offset by realized investment gains of $15.9 million. During the first three months of 2004, the Company recorded no other-than-temporary impairments in its investments, compared to $15.9 million of impairments that were included in realized investment losses related to all other investments in the first three months of 2003.

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

        Realized investment gains and losses related to derivative financial instruments represent changes in the fair values of certain derivative financial instruments and gains or losses on contracts closed during the period. Net realized investment gains related to derivative financial instruments were $5.1 million in the three months ended March 31, 2004, compared to net losses of $4.9 million in the three months ended March 31, 2003. For the three months ended March 31, 2004 and 2003, the net derivative gains (losses) were primarily due to adjustments from derivative instruments entered into to reduce the Company’s exposure to interest rate risk. (See also Note H to the Company’s Consolidated Condensed Financial Statements included herein.)

Other Income

        The following table sets forth other income for the periods shown:

  ----------------------------------------------------------------------------------------------------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                     2004           2003
  ----------------------------------------------------------------------------------------------------------------------------
                                                                                                       ($ in thousands)

         Other Income                                                                                $37,419        $25,309
  ----------------------------------------------------------------------------------------------------------------------------

        Other income consists primarily of investment advisory fees from variable insurance products, and revenues from unaffiliated parties relating to the Company’s broker-dealer subsidiary, direct response businesses, service contract businesses, and the Company’s other non-insurance subsidiaries. Other income increased to $37.4 million in the first three months of 2004 from $25.3 million in the first nine months of 2003. Revenues from the Company’s broker-dealer subsidiary increased $3.2 million in the first three months of 2004 as compared to the same period in 2003. Revenues from the Company’s direct response businesses and service contract businesses increased $1.8 million and $2.2 million, respectively, in the first three months of 2004 as compared to the first three months of 2003. Due to the consolidation of variable interest entities, revenues from real estate holdings increased $4.3 million. Other income from all other sources increased $0.6 million in the first three months of 2004 as compared to the first three months of 2003.

Income Before Income Tax and Operating Income

        Consistent with the Company’s segment reporting in the Notes to Consolidated Condensed Financial Statements, management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the Company’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Periodic settlements of interest rate swaps associated with corporate debt and certain investments are included in realized gains and losses but are considered part of operating income because the interest rate swaps are hedging items affecting operating income. Also, segment operating income (loss) excludes any net gains or losses on disposals of businesses and the cumulative effect of changes in accounting principles. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that operating segment income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, the Company’s segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, and the related amortization of deferred policy acquisition costs. In the Annuities and Stable Value Products segments operating income excludes realized investment gains and losses and related amortization. In the Corporate and Other segment operating income excludes realized investment gains and losses and includes derivative gains related to corporate debt and investments.

        The following table sets forth operating income and income or loss before income tax by business segment for the periods shown:

                                   OPERATING INCOME AND INCOME (LOSS) BEFORE INCOME TAX
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                     2004           2003
------------------------------------------------------------------------------------------------------------------------------
($ in thousands)

Operating income 1
     Life Marketing                                                                                 $41,601        $30,635
     Acquisitions                                                                                    21,203         22,772
     Annuities                                                                                        2,813          3,715
     Stable Value Products                                                                           11,699          9,138
     Asset Protection                                                                                 4,560          1,153
     Corporate and Other                                                                              4,348          1,049
------------------------------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
     Annuities                                                                                        6,004             27
     Stable Value Products                                                                            3,879         (6,702)
     Corporate and Other                                                                             11,827            617
Less derivative gains related to corporate debt
  and investments 2
     Corporate and Other                                                                             (4,875)        (5,634)
Related amortization of deferred policy
  acquisition costs
     Annuities                                                                                       (3,660)          (731)
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
     Life Marketing                                                                                  41,601         30,635
     Acquisitions                                                                                    21,203         22,772
     Annuities                                                                                        5,157          3,011
     Stable Value Products                                                                           15,578          2,436
     Asset Protection                                                                                 4,560          1,153
     Corporate and Other                                                                             11,300         (3,968)
------------------------------------------------------------------------------------------------------------------------------
     Total income before income tax                                                                 $99,399        $56,039
------------------------------------------------------------------------------------------------------------------------------
[1]	Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs

[2]	Periodic settlement of interest rate swaps associated with corporate debt and certain investments included in realized investment gains and considered a part of operating income

        The Life Marketing segment’s pretax operating income was $41.6 million in the first three months of 2004 compared to $30.6 million in the same period of 2003. 2003 earnings include $1.8 million related to recoveries of overpaid reinsurance premiums, (See Note E in the Notes to Consolidated Condensed Financial Statements). Excluding earnings from recoveries from overpayments, operating income increased by $12.8 million. The increase is primarily attributable to growth in business-in-force due to strong sales in prior periods and favorable mortality experience. Mortality experience during the first three months of 2004 was approximately $2.3 million better than pricing, $3.7 million more favorable than in the same period of 2003. The increase in earnings was offset by expenses exceeding pricing allowances, reducing income by $7.1 million in the first three months of 2004.

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

        The Acquisitions segment’s pretax operating income was $21.2 million in the first three months of 2004, a decrease of $1.6 million from the first three months of 2003. Pretax operating income declined due to less favorable mortality experience than in the same period of 2003 and the expected decline in earnings from older acquisitions. Mortality experience was $1.1 million better than pricing in the first three months of 2004, compared to $1.7 million better than pricing in the first three months of 2003.

        The Annuities segment’s pretax operating income was $2.8 million in the first three months of 2004, a decrease from the $3.7 million of operating income for the first three months of 2003. The decrease in pretax operating income is primarily attributable to lower sales of annuities caused by lower interest rates and an unfavorable expense variance as compared to pricing allowances.

        The Company offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. At March 31, 2004, the total GMDB reserve for the Annuities segment was $5.2 million, $0.1 million higher than the Company reported at December 31, 2003. The total guaranteed amount payable under this feature based on variable annuity account balances at March 31, 2004, was $262.0 million, a decrease of $25.0 million from December 31, 2003, caused by an improvement in the equity markets.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Company’s insurance subsidiaries reported GMDB related policy liabilities and accruals of $12.0 million at March 31, 2004, a decrease of $0.1 million from December 31, 2003.

        Although positive performance in the equity markets in 2003 and 2004 allowed the Company to decrease its GMDB related policy liabilities, the Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs.

        The Stable Value Products segment’s pretax operating income was $11.7 million in the first three months of 2004, an increase of $2.6 million from the first three months of 2003. The increase is attributable to an increase of average spreads from 93 basis points in the first three months of 2003, to 100 basis points in the first three months of 2004 and a $771.1 million increase in average account balances.

        The Asset Protection segment had $4.6 million in pretax operating income in the first three months of 2004, compared to $1.2 million pretax operating income in the first three months of 2003. The segment has several lines of business that are not considered core to the operations of the Company and, therefore, the segment is exiting those lines. Core operations contributed $3.7 million to income in the first three months of 2004, compared to $3.4 million in the first three months of 2003. The increase resulted from increased earnings in the service contract lines partially offset by losses in the credit insurance lines of business. Non-core and ancillary lines had a loss of $0.1 million in the first three months of 2004, compared to a loss of $0.5 million in the first three months of 2003. The Asset Protection segment sold an inactive charter in the first quarter of 2004, resulting in an increase in pretax operating income of $1.0 million. In the first quarter of 2003, the segment recorded a charge of $1.7 million related to uncollectible balances from a third party contract administrator. During the quarter, the Company determined that its surety line was not core to the Asset Protection business and reclassified it to the Corporate and Other segment for reporting purposes.

        The Corporate and Other segment consists primarily of net investment income on unallocated capital, interest expense on substantially all debt, and several lines of business that the Company is not actively marketing, earnings from various investment-related transactions, and various other items not associated with the other segments. The segment had pretax operating income of $4.3 million in the first three months of 2004, compared to income of $1.0 million in the first three months of 2003. The increase in pretax operating income resulted from an increase in net investment income for the segment, partially offset by a $2.2 million decrease in operating income from the surety insurance line of business, a $1.1 million charge from the early extinguishment of debt, and other increases in corporate expenses.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                     2004           2003
------------------------------------------------------------------------------------------------------------------------------
       Effective Income Tax Rates                                                                    34.3%          32.7%
------------------------------------------------------------------------------------------------------------------------------

        The effective income tax rate for the full year of 2003 was approximately 33.3%. Management’s estimate of the effective income tax rate for the full year 2004 is approximately 34.3%. The expected increase is primarily due to the expiration of certain tax credits and an increase in state income taxes.

Net Income

        The following table sets forth net income before cumulative effect of change in accounting principle and related per share information for the periods shown:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                     2004           2003
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   ($ in thousands, except
                                                                                                      per-share amounts)

  Net income before cumulative effect of change in
     accounting principle                                                                            $65,305        $37,705
  Per share-basic                                                                                        .93            .54
  Per share-diluted                                                                                      .92            .53
------------------------------------------------------------------------------------------------------------------------------

        Compared to the same period in 2003, net income before cumulative effect of change in accounting principle per share-diluted in the first three months of 2004 increased 73.6%, reflecting higher realized investment gains and higher operating earnings in the Life Marketing, Asset Protection, Stable Value Products, and Corporate and Other segments offset by decreases in operating results in the Annuities and Acquisitions segments.

Known Trends and Uncertainties

        The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management’s assumptions and estimates; the use of reinsurance introduces variability in our statement of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; a deficiency in our systems could result in over- or underpayments of amounts owed to or by the Company and/or errors in our critical assumptions or reported financial results; insurance companies are highly regulated and subject to numerous legal restrictions and regulations; changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; computer viruses or network security breaches could affect our data processing systems or those of our business partners; our ability to grow depends in large part upon the continued availability of capital; and new accounting rules or changes to existing accounting rules could negatively impact our reported financial results. Please refer to Exhibit 99, incorporated by reference herein, about these factors that could affect future results.

Recently Issued Accounting Standards

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from the other parties. The effective date of FIN 46 is March 31, 2004, for the Company. However, FIN 46 guidance required the interpretation to be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (December 31, 2003, for the Company). As such, the Company consolidated, as of December 31, 2003, a special-purpose entity whose investments are managed by the Company. The special-purpose entity was consolidated based on the determination that the Company was its primary beneficiary. The Company also consolidated, as of and for the three months ended March 31, 2004, two real estate investment companies that the Company had previously reported as investments. The entities were consolidated based on the determination that the Company was the primary beneficiary. The consolidation resulted in the Company’s reported assets and liabilities increasing by $76.2 million with an immaterial impact on results of operations. Additionally, the Company deconsolidated, as of December 31, 2003, the special-purpose entities PLC Capital Trust III and PLC Capital Trust IV after determining the Company was not the primary beneficiary of these special-purpose entities.

        In January 2004, the Company adopted Statement of Position (SOP) 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The adoption of SOP 03-1 resulted in a cumulative charge to net income of $10.1 million, net of income tax of $5.5 million ($0.14 per share on both a basic and diluted basis). The charge to net income includes a $10.0 million charge to recognize additional liabilities, including an adjustment to deferred policy acquisition costs, on certain universal life contracts. These additional liabilities are required due to a change in the pattern of recognition of mortality benefits called for by the SOP. In addition, the Company recorded a $0.1 million adjustment related to guaranteed minimum death benefits (GMDB) on its variable annuity products. (See also Note L to the Company’s Consolidated Condensed Financial Statements included herein.)

Review by Independent Accountants

        With respect to the unaudited consolidated condensed financial information of Protective Life Corporation for the three month periods ended March 31, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 4, 2004, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

INVESTMENTS

Portfolio Description

        The Company’s investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified $13.5 billion of its fixed maturities and certain other securities as “available for sale.”

        As of December 31, 2003, the Company consolidated a special-purpose entity, in accordance with FIN 46, whose investments are managed by the Company. These investments with a market value of $425.1 million at March 31, 2004, have been classified as “trading” securities by the Company.

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 2004, the Company’s fixed maturity investments had a market value of $13.9 billion, which is 6.6% above amortized cost of $13.0 billion. The Company had $2.7 billion in mortgage loans at March 31, 2004. While the Company’s mortgage loans do not have quoted market values, at March 31, 2004, the Company estimates the market value of its mortgage loans to be $3.0 billion (using discounted cash flows from the next call date), which is 9.5% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        The following table shows the carrying values of the Company’s invested assets.

------------------------------------------------------------------------------------------------------------------------------
                                                                       March 31, 2004                 December 31, 2003
------------------------------------------------------------------------------------------------------------------------------
($ in thousands)

Publicly-issued bonds                                               $11,944,952        66.2%        $11,377,474       65.3%
Privately issued bonds                                                1,927,272        10.7          1,975,273       11.3
Redeemable preferred stock                                                3,293         0.0              3,164        0.0
------------------------------------------------------------------------------------------------------------------------------
        Fixed maturities                                             13,875,517        76.9         13,355,911       76.6
Equity securities                                                        58,362         0.3             46,731        0.3
Mortgage loans                                                        2,746,706        15.3          2,733,722       15.7
Investment real estate                                                  108,098         0.6             18,126        0.1
Policy loans                                                            492,782         2.7            502,748        2.9
Other long-term investments                                             231,161         1.3            249,494        1.4
Short-term investments                                                  516,988         2.9            519,419        3.0
------------------------------------------------------------------------------------------------------------------------------
        Total investments                                           $18,029,614       100.0%       $17,426,151       100.0%
------------------------------------------------------------------------------------------------------------------------------

        Included in the above table are $407.0 million of fixed maturities and $18.1 million of short term investments at March 31, 2004 and $420.1 million of fixed maturities and $4.8 million of short term investments at December 31, 2003, classified by the Company as trading securities.

Risk Management and Impairment Review

        The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company’s available for sale fixed maturities by credit rating at March 31, 2004.

------------------------------------------------------------------------------------------------------------------------------
    S&P or Equivalent                                                                                         Percent of
        Designation                                                           Market Value                   Market Value
------------------------------------------------------------------------------------------------------------------------------
($ in thousands)

    AAA                                                                       $ 5,063,737                         37.6%
    AA                                                                            802,010                          6.0
    A                                                                           2,930,907                         21.8
    BBB                                                                         3,685,422                         27.4
------------------------------------------------------------------------------------------------------------------------------
       Investment grade                                                        12,482,076                         92.8
------------------------------------------------------------------------------------------------------------------------------
    BB                                                                            639,192                          4.7
    B                                                                             326,710                          2.4
    CCC or lower                                                                   12,628                          0.1
    In or near default                                                              4,590                          0.0
------------------------------------------------------------------------------------------------------------------------------
       Below investment grade                                                     983,120                          7.2
------------------------------------------------------------------------------------------------------------------------------
    Redeemable preferred stock                                                      3,293                          0.0
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                     $13,468,489                         100.0%
------------------------------------------------------------------------------------------------------------------------------

        Not included in the table above are $396.0 million of investment grade and $11.0 million of less than investment grade fixed maturities classified by the Company as trading securities.

        Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company’s ten largest fixed maturity exposures to an individual creditor group as of March 31, 2004.

                ---------------------------------------------------------------------------------------------
                               Creditor                                                       Market Value
                ---------------------------------------------------------------------------------------------
                                                                                            ($ in millions)

                     Wachovia                                                                    $75.5
                     Berkshire Hathaway                                                           73.6
                     Goldman Sachs                                                                73.0
                     FPL Group                                                                    71.4
                     Citigroup                                                                    70.4
                     Duke Energy                                                                  68.3
                     Verizon                                                                      66.0
                     Bank of America                                                              63.5
                     Progress Energy                                                              63.1
                     Public Service Enterprise Group                                              61.9
                ---------------------------------------------------------------------------------------------

        During the first three months of 2004, the Company recorded no pretax other-than-temporary impairments in its investments, as compared to $15.9 million in the first three months of 2003.

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

        Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value. The Company generally considers a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures considered.

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

        There are certain risks and uncertainties associated with determining whether declines in market values are other-than-temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud and legislative actions. The Company continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon the Company’s earnings should circumstances lead management to conclude that some of the current declines in market value are other-than-temporary.

        Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1,927.3 million at March 31, 2004, representing 10.7% of the Company’s total invested assets.

Unrealized Gains and Losses

        The majority of unrealized losses can be attributed to interest rate fluctuations and have been deemed temporary. As indicated above, when the Company’s investment management deems an investment’s market value decline as other-than-temporary, it is written down to estimated market value. In all cases, management will continue to carefully review and monitor each security.

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2004, the balance sheet date. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At March 31, 2004, the Company had an overall pretax net unrealized gain of $867.8 million.

        For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at March 31, 2004, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

----------------------------------------------------------------------------------------------------------------------------
                                     Estimated     % Market       Amortized      % Amortized    Unrealized     % Unrealized
                                     Market Value    Value          Cost            Cost           Loss            Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

‹= 90 days                            $274,579         30.2%       $276,572         29.1%         $ (1,993)        4.7%
›90 days but ‹= 180 days               146,313         16.1         149,453         15.7            (3,140)        7.4
›180 days but ‹= 270 days              171,233         18.9         173,509         18.3            (2,276)        5.4
›270 days but ‹= 1 year                188,705         20.8         194,084         20.4            (5,379)       12.7
›1 year but ‹= 2 years                  29,638          3.3          33,495          3.5            (3,857)        9.1
›2 years but ‹= 3 years                 35,071          3.9          39,423          4.2            (4,352)       10.3
›3 years but ‹= 4 years                  2,245          0.2           2,475          0.3              (230)        0.6
›4 years but ‹= 5 years                 15,009          1.7          16,578          1.7            (1,569)        3.7
›5 years                                44,841          4.9          64,315          6.8           (19,474)       46.1
----------------------------------------------------------------------------------------------------------------------------
Total                                 $907,634        100.0%       $949,904        100.0%         $(42,270)      100.0%
----------------------------------------------------------------------------------------------------------------------------

        At March 31, 2004, $21.9 million of securities in an unrealized loss position were securities issued in Company sponsored commercial mortgage loan securitizations, including $18.7 million in an unrealized loss position greater than five years. The Company does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

        The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at March 31, 2004, is presented in the following table.

------------------------------------------------------------------------------------------------------------------------------
                                    Estimated      % Market       Amortized      % Amortized     Unrealized     % Unrealized
                                   Market Value      Value           Cost             Cost           Loss            Loss
------------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

Agency Mortgages                      $ 24,431         2.7%         $ 24,452          2.6%        $    (21)          0.0%
Banking                                 51,084         5.6            51,641          5.4             (557)          1.3
Basic Industrial                        53,383         5.9            54,126          5.7             (743)          1.8
Brokerage                               10,833         1.2            10,911          1.1              (78)          0.2
Capital Goods                              504         0.1               506          0.1               (2)          0.0
Communications                          65,639         7.2            68,006          7.2           (2,367)          5.6
Consumer Cyclical                       12,833         1.4            12,947          1.4             (114)          0.3
Consumer Noncyclical                    39,803         4.4            40,406          4.3             (603)          1.4
Electric                               165,026        18.2           172,231         18.1           (7,205)         17.0
Energy                                  43,131         4.8            43,969          4.6             (838)          2.0
Insurance                               44,656         4.9            44,903          4.7             (247)          0.6
Natural Gas                             66,607         7.3            67,516          7.1             (909)          2.2
Non-Agency Mortgages                   197,171        21.7           213,480         22.4          (16,309)         38.5
Other Finance                           56,491         6.2            63,290          6.7           (6,799)         16.1
Other Industrial                         2,400         0.3             2,422          0.3              (22)          0.1
Other Utility                               21         0.0                44          0.0              (23)          0.1
Technology                                 124         0.0               143          0.0              (19)          0.0
Transportation                          69,926         7.7            75,309          7.9           (5,383)         12.7
U. S. Government                         3,571         0.4             3,602          0.4              (31)          0.1
------------------------------------------------------------------------------------------------------------------------------
Total                                 $907,634       100.0%         $949,904        100.0%        $(42,270)        100.0%
------------------------------------------------------------------------------------------------------------------------------

        The range of maturity dates for securities in an unrealized loss position at March 31, 2004 varies, with 6.4% maturing in less than 5 years, 24.1% maturing between 5 and 10 years, and 69.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at March 31, 2004.

----------------------------------------------------------------------------------------------------------------------------
        S&P or Equivalent          Estimated        % Market     Amortized       % Amortized    Unrealized     % Unrealized
           Designation            Market Value       Value          Cost             Cost          Loss            Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

  AAA/AA/A                          $508,307          56.0%       $517,696          54.5%       $  (9,389)        22.2%
  BBB                                223,564          24.6         229,127          24.1            (5,563)        13.2
----------------------------------------------------------------------------------------------------------------------------
  Investment grade                   731,871          80.6         746,823          78.6           (14,952)        35.4
----------------------------------------------------------------------------------------------------------------------------
  BB                                  82,732           9.1          88,077           9.3            (5,345)        12.6
  B                                   78,498           8.7          85,189           9.0            (6,691)        15.8
  CCC or lower                        14,533           1.6          29,815           3.1           (15,282)        36.2
  Near default                             0           0.0               0           0.0                (0)         0.0
----------------------------------------------------------------------------------------------------------------------------
Below investment grade               175,763          19.4         203,081          21.4           (27,318)        64.6
----------------------------------------------------------------------------------------------------------------------------
Total                               $907,634         100.0%       $949,904         100.0%         $(42,270)       100.0%
----------------------------------------------------------------------------------------------------------------------------

        At March 31, 2004, 80.6% of total securities in an unrealized loss position were rated as investment grade. Total bonds rated less than investment grade were 5.5% of invested assets.

        At March 31, 2004, securities in an unrealized loss position that were rated as below investment grade represented 19.4% of the total market value and 64.6% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $25.9 million. Bonds in an unrealized loss position rated less than investment grade were 1.0% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

----------------------------------------------------------------------------------------------------------------------------
                                     Estimated       % Market     Amortized      % Amortized    Unrealized     % Unrealized
                                    Market Value       Value        Cost             Cost          Loss            Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

‹= 90 days                            $ 30,783         17.5%       $ 31,544          15.5%        $   (761)         2.8%
›90 days but ‹= 180 days                 9,730          5.5           9,858           4.9             (128)         0.5
›180 days but ‹= 270 days                4,298          2.5           4,483           2.2             (185)         0.7
›270 days but ‹= 1 year                 24,031         13.7          24,345          12.0             (314)         1.1
›1 year but ‹= 2 years                  22,373         12.7          25,858          12.7           (3,485)        12.7
›2 years but ‹= 3 years                 28,292         16.1          31,673          15.6           (3,381)        12.4
›3 years but ‹= 4 years                  1,941          1.1           2,042           1.0             (101)         0.4
›4 years but ‹= 5 years                  9,823          5.6          10,306           5.1             (483)         1.8
›5 years                                44,492         25.3          62,972          31.0          (18,480)        67.6
----------------------------------------------------------------------------------------------------------------------------
Total                                 $175,763        100.0%       $203,081         100.0%        $(27,318)       100.0%
----------------------------------------------------------------------------------------------------------------------------

        At March 31, 2004, $17.8 million of below investment grade securities in an unrealized loss position were securities issued in the Company-sponsored commercial mortgage loan securitizations, all of which are in an unrealized loss position greater than five years. The Company does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

        Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.

        During the three months ended March 31, 2004, the Company recorded no pretax other-than-temporary impairments in its investments, as compared to $15.9 million in the three months ended March 31, 2004.

        As discussed earlier, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its positions as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of all but a specific portion of its investment portfolio as available for sale. During the three months ended March 31, 2004, the Company sold securities in an unrealized loss position with a market value of $30.8 million resulting in a realized loss of $3.1 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

----------------------------------------------------------------------------------------------------------------------------
                                              Proceeds         % Proceeds         Realized Loss          % Realized Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

‹= 90 days                                     $ 9,992             32.5%              $(1,500)                  48.7%
›90 days but ‹= 180 days                             0              0.0                     0                    0.0
›180 days but ‹= 270 days                       20,077             65.2                (1,571)                  51.1
›270 days but ‹= 1 year                              0              0.0                     0                    0.0
› 1 year                                           711              2.3                    (6)                   0.2
----------------------------------------------------------------------------------------------------------------------------
Total                                          $30,780            100.0%              $(3,077)                 100.0%
----------------------------------------------------------------------------------------------------------------------------

Mortgage Loans

        The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At March 31, 2004 and December 31, 2003, the Company’s allowance for mortgage loan credit losses was $4.7 million.

        For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2004, approximately $403.1 million of the Company’s mortgage loans have this participation feature.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At March 31, 2004, the Company had outstanding mortgage loan commitments of $700.4 million.

Liabilities

        Many of the Company’s products contain surrender charges and other features that reward persistency and penalizes the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At March 31, 2004, the Company had policy liabilities and accruals of $10.0 billion. The Company’s interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 4.5%.

        At March 31, 2004, the Company had $4.9 billion of stable value product account balances and $3.4 billion of annuity account balances.

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1,100.1 million during 2003. Cash outflows related to stable value contracts are estimated to be approximately $1,106.1 million in 2004. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at March 31, 2004, to fund mortgage loans in the amount of $700.4 million. The Company’s subsidiaries held $629.2 million in cash and short-term investments at March 31, 2004. The Company had an additional $2.7 million in cash and short-term investments available for general corporate purposes.

        While the Company generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has arranged sources of credit for its insurance subsidiaries to use when needed. At March 31, 2004, Protective Life Insurance Company had $8.7 million of securities sold under repurchase agreements with an interest rate of 1.12%. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may from time to time sell short-duration stable value products to complement its cash management practices.

        The Company has also used securitization transactions involving its commercial mortgage loans to increase its liquidity.

Capital

        At March 31, 2004, the Company had no borrowings under its $200.0 million revolving line of credit due October 1, 2005.

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

Contractual Obligations

        The table below sets forth future maturities of debt, subordinated debt securities, stable value products, notes payable, operating lease obligation, other property lease obligations, mortgage loan commitments, and liabilities related to variable interest entities.

------------------------------------------------------------------------------------------------------------------------------
                                                           2004           2005-2006          2007-2008         After 2008
------------------------------------------------------------------------------------------------------------------------------
($ in thousands)

Long-term debt                                           $ 75,000                                                $299,231
Subordinated debt securities                                                                                      324,743
Stable value products                                     977,991           $2,074,564        $1,380,016          490,660
Note payable                                                2,226
Operating lease obligation                                  1,119                2,983            66,249
Other property lease obligations                            5,730                9,459             5,646            9,313
Mortgage loan commitments                                 700,395
Liabilities related to variable interest entities         400,803               12,437            48,495           15,393
------------------------------------------------------------------------------------------------------------------------------

        The table above excludes liabilities related to separate accounts of $2,300.4 million. Separate account liabilities represent funds maintained for contract holders who bear the related investment risk. These liabilities are supported by assets that are legally segregated and are not subject to claims that arise from other business activities of the Company. These assets and liabilities are separately identified on the consolidated balance sheets of the Company. The table also excludes future cash flows related to certain insurance liabilities due to the uncertainty with respect to the timing of the cash flows.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.      Controls and Procedures

        Under the direction our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II

Item 2.      Changes in Securities and Use of Proceeds

        During the quarter ended March 31, 2004, the Company issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	On March 11, 2004, the Company issued 9 shares of Common Stock, par value $.50 per share.

(b)	No underwriters participated. The shares were issued to a nonemployee Director of the Company: Thomas L. Hamby.

(c)	The shares were issued in partial payment of the Directors’ retainer fee.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibit 10(a) – Employment Continuation Agreement (Executives)

Exhibit 10(b) – Employment Continuation Agreement (Senior Officers)

Exhibit 15 — Letter re: unaudited interim financial information.

Exhibit 31(a) – Certification Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) – Certification Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a) — Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b) — Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99 – Safe Harbor for Forward-Looking Statements.

(b)	The following Forms 8-K were filed or furnished to the Securities and Exchange Commission during the three months ended March 31, 2004:

A Form 8-K was filed under Items 5 and 7 with the Securities and Exchange Commission on January 28, 2004.

A Form 8-K was furnished under Item 12 to the Securities and Exchange Commission on February 11, 2004.

A Form 8-K/A was furnished under Item 12 to the Securities and Exchange Commission on February 11, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date:	May 10, 2004	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer
(Duly authrorized officer)