Form 10-Q
period 2004-06-30
PROTECTIVE LIFE CORP
filed 2004-08-09
CIK 355429

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-12332

Protective Life Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	95-2492236
(State or other jurisdiction	(IRS Employer Identificiation Number)
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

Number of shares of Common Stock, $.50 par value, outstanding as of July 30, 2004: 69,407,945 shares.

PROTECTIVE LIFE CORPORATION

INDEX

                                                                                               Page Number

Part I.  Financial Information:
   Item 1.  Financial Statements (unaudited):
       Report of Independent Registered Public Accounting Firm...........................................
       Consolidated Condensed Statements of Income for the Three and
           Six Months ended June 30, 2004 and 2003.......................................................
       Consolidated Condensed Balance Sheets as of June 30, 2004
           and December 31, 2003.........................................................................
       Consolidated Condensed Statements of Cash Flows for the
           Six Months ended June 30, 2004 and 2003.......................................................
       Notes to Consolidated Condensed Financial Statements..............................................

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
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................
   Item 4.  Controls and Procedures......................................................................

Part II.  Other Information:

   Item 2.  Changes in Securities and Use of Proceeds....................................................
   Item 4.  Submission of Matters to a Vote of Security Holders..........................................
   Item 6.  Exhibits and Reports on Form 8-K.............................................................

Signature................................................................................................

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of June 30, 2004, and the related consolidated condensed statements of income for each of the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated condensed statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
August 3, 2004

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30                          JUNE 30
                                                                      2004             2003            2004            2003
---------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Premiums and policy fees                                          $456,088         $397,652        $899,884         $784,746
   Reinsurance ceded                                                 (285,369)        (205,268)       (534,708)        (394,685)
---------------------------------------------------------------------------------------------------------------------------------
     Premiums and policy fees, net of reinsurance ceded               170,719          192,384         365,176          390,061
   Net investment income                                              265,899          262,744         530,507          520,445
   Realized investment gains (losses):
     Derivative financial instruments                                   8,740            4,334          13,823             (546)
     All other investments                                               (923)          29,524          15,704           28,346
   Other income                                                        37,563           39,981          74,982           65,290
---------------------------------------------------------------------------------------------------------------------------------
                                                                      481,998          528,697       1,000,192        1,003,596
---------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
   Benefits and settlement expenses
     (net of reinsurance ceded:
     three months: 2004 - $252,954; 2003 - $217,445
     six months: 2004 - $494,241; 2003 - $453,216)                    282,469          304,933         569,785          602,206
   Amortization of deferred policy acquisition costs                   45,053           64,803         104,847          120,562
   Other operating expenses (net of reinsurance ceded:
     three months: 2004 - $43,164; 2003 - $35,444
     six months: 2004 - $82,726; 2003 - $64,477)                       59,106           69,939         130,791          135,497
---------------------------------------------------------------------------------------------------------------------------------
                                                                      386,628          439,675         805,423          858,265
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX                                               95,370           89,292         194,769          145,331
Income tax expense                                                     34,075           29,916          68,169           48,250
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                      61,295           59,376         126,600           97,081
---------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle,
   net of income tax                                                        0                0         (10,128)               0
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $ 61,295         $ 59,376        $116,472         $ 97,081
=================================================================================================================================
NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE PER
   SHARE - BASIC                                                         $.87             $.85           $1.80            $1.39
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE PER
   SHARE - DILUTED                                                       $.86             $.85           $1.78            $1.38
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE - BASIC                                             $.87             $.85           $1.66            $1.39
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE - DILUTED                                           $.86             $.85           $1.64            $1.38
---------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS PAID PER SHARE                                                 $.175            $.16          $  .335          $  .31
---------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                                 70,284,893       70,004,109      70,213,500       69,980,439

Average shares outstanding - diluted                               71,030,983       70,561,795      70,959,287       70,522,838

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

                                                                                                        JUNE 30          DECEMBER 31
                                                                                                          2004               2003
-------------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Investments:
     Fixed maturities, at market (amortized cost: 2004 - $13,013,301; 2003 - $12,743,213)             $13,295,606        $13,355,911
     Equity securities, at market (cost: 2004 - $54,362; 2003 - $45,379)                                   57,802             46,731
     Mortgage loans on real estate                                                                      2,836,683          2,733,722
     Investment in real estate, net                                                                       107,163             18,126
     Policy loans                                                                                         486,661            502,748
     Other long-term investments                                                                          197,246            249,494
     Short-term investments                                                                               694,002            519,419
-------------------------------------------------------------------------------------------------------------------------------------
         Total investments                                                                             17,675,163         17,426,151
  Cash                                                                                                    105,518            136,698
  Accrued investment income                                                                               194,403            189,232
  Accounts and premiums receivable, net                                                                    53,958             57,944
  Reinsurance receivables                                                                               2,515,619          2,350,606
  Deferred policy acquisition costs                                                                     1,932,737          1,861,020
  Goodwill                                                                                                 46,619             47,312
  Property and equipment, net                                                                              46,821             45,640
  Other assets                                                                                            254,920            238,581
  Assets related to separate accounts
     Variable annuity                                                                                   2,121,517          2,045,038
     Variable universal life                                                                              188,963            171,408
     Other                                                                                                  4,349              4,361
-------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $25,140,587        $24,573,991
-------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Policy liabilities and accruals                                                                     $10,149,490        $ 9,732,697
  Stable value product account balances                                                                 4,921,166          4,676,531
  Annuity account balances                                                                              3,419,225          3,480,577
  Other policyholders' funds                                                                              157,612            158,875
  Other liabilities                                                                                       899,047            875,652
  Accrued income taxes                                                                                    (12,074)           (34,261)
  Deferred income taxes                                                                                   213,967            377,990
  Liabilities related to variable interest entities                                                       476,591            400,000
  Long-term debt                                                                                          385,449            461,329
  Subordinated debt securities                                                                            324,743            221,650
  Liabilities related to separate accounts
    Variable annuity                                                                                    2,121,517          2,045,038
    Variable universal life                                                                               188,963            171,408
    Other                                                                                                   4,349              4,361
-------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       23,250,045         22,571,847
-------------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized: 3,600,000; Issued: None
  Junior Participating Cumulative Preferred Stock, $1.00 par value shares authorized: 400,000; Issued: None
  Common Stock, $.50 par value, shares authorized: 160,000,000
     shares issued: 2004 and 2003 - 73,251,960                                                             36,626             36,626
  Additional paid-in capital                                                                              423,257            418,351
  Treasury stock, at cost (2004 - 3,844,015 shares; 2003 - 4,260,259 shares)                              (13,783)           (15,275)
  Stock held in trust (2004 - 87,588 shares; 2003 - 97,700 shares)                                         (2,855)            (2,788)
  Unallocated stock in Employee Stock Ownership Plan
     (2004 - 609,735 shares; 2003 - 724,068 shares)                                                        (1,989)            (2,367)
  Retained earnings                                                                                     1,328,280          1,235,012
  Accumulated other comprehensive income:
     Net unrealized gains on investments
     (net of income tax: 2004 - $61,511; 2003 - $177,642)                                                 114,234            329,907
     Accumulated gain  - hedging (net of income tax: 2004 - $3,646; 2003 - $1,442)                          6,772              2,678
-------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1,890,542          2,002,144
-------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $25,140,587        $24,573,991
=====================================================================================================================================

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                                          SIX MONTHS ENDED
                                                                                                               JUNE 30
                                                                                                        2004            2003
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                               $   116,472     $   97,081
   Net income
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                                (14,061)       (44,125)
     Amortization of deferred policy acquisition costs                                                 104,847        120,562
     Capitalization of deferred policy acquisition costs                                              (184,876)      (187,221)
     Depreciation expense                                                                                4,355          5,953
     Deferred income tax                                                                               (10,823)         7,956
     Accrued income tax                                                                                (14,343)       (23,029)
     Interest credited to universal life and investment products                                       327,199        275,733
     Policy fees assessed on universal life and investment products                                   (174,381)      (151,732)
     Change in accrued investment income and other receivables                                        (165,590)        21,862
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                         353,728        113,441
     Net change in trading securities                                                                  (13,594)             0
     Change in other liabilities                                                                       (86,310)      (152,210)
     Other, net                                                                                         (7,105)        43,143
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                           235,518        127,414
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments available for sale, net of short-term investments:
     Maturities and principal reductions of investments                                              1,119,804      2,718,238
     Sale of investments                                                                             1,654,206      1,632,541
     Cost of investments acquired                                                                   (2,988,484)    (4,770,140)
   Change in mortgage loans, net                                                                      (102,961)       (24,861)
   Change in investment real estate, net                                                                 1,140          3,781
   Change in policy loans, net                                                                          16,087         10,270
   Change in other long-term investments, net                                                            2,779          3,915
   Change in short-term investments, net                                                               (64,672)        47,199
   Purchase of property and equipment                                                                   (5,536)       (10,834)
---------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                              (367,637)      (389,891)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under line of credit arrangements and long-term debt                                      76,000        372,500
   Principal payments on line of credit arrangement and long-term debt                                (153,101)      (342,215)
   Dividends to share owners                                                                           (23,204)       (21,346)
   Issuance of subordinated debt securities                                                            103,093              0
   Issuance (purchase) of common stock held in trust                                                       (67)          (732)
   Investment product deposits and change in universal life deposits                                 1,301,337        875,749
   Investment product withdrawals                                                                   (1,208,967)      (632,339)
   Other financing activities, net                                                                       5,848              0
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                           100,939        251,617
---------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH                                                                                         (31,180)       (10,860)
CASH AT BEGINNING OF PERIOD                                                                            136,698        101,953
---------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                              $   105,518     $   91,093
=================================================================================================================================

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands, except per share amounts)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owners’ equity.

        With respect to the unaudited consolidated condensed financial information of the Company for the six-month periods ended June 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 3, 2004, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

Asset Protection. The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft.

Corporate and Other. The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several lines of business which the Company is not actively marketing (mostly cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other in the first six months of 2004, and prior period segment data was restated to reflect the change.

        The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its consolidated net income and assets. Segment operating income is generally income before income tax, adjusted to exclude net realized investment gains and losses (and the related amortization of deferred policy acquisition costs) and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with corporate debt and certain investments are included in realized gains and losses but are considered part of operating income because the swaps are used to mitigate risk in items affecting operating income. Segment operating income represents the basis on which the performance of the Company’s business is assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment.

        Assets are allocated based on policy liabilities directly attributable to each segment and deferred policy acquisition costs and goodwill are shown in the segments to which they are attributable. A reclassification adjustment has been made to the December 31, 2003 segment asset information in the Annuities and Corporate and Other segments to reflect segment asset groupings consistently.

        There are no significant intersegment transactions.

        The following table sets forth total segment operating income and assets for the periods shown. Adjustments represent the cumulative effect of change in accounting principle and the recognition of income tax expense. Asset adjustments represent the inclusion of assets related to discontinued operations. The reduction in the goodwill balance in the Asset Protection segment relates to the sale of a small subsidiary in the first quarter of 2004.

                                                                          Segment Operating Income for the
                                                                           Six Months Ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Life                                              Stable Value
                                                                 Marketing        Acquisitions        Annuities         Products
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                          $486,917          $139,128          $ 15,222
Reinsurance ceded                                                 (373,858)          (34,941)                0
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                        113,059           104,187            15,222
Net investment income                                              116,869           117,359           103,111          $130,699
Realized investment gains                                                0                 0             6,294             5,901
Other income                                                        43,491             1,185             3,340                 0
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                               273,419           222,731           127,967           136,600
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                   138,718           144,360            90,502           100,489
Amortization of deferred policy acquisition costs                   32,007            15,325            16,176             1,564
Other operating expenses                                            17,496            18,382            11,418             3,021
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                 188,221           178,067           118,096           105,074
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                            85,198            44,664             9,871            31,526
Less: realized investment gains                                                                          6,294             5,901
Add back: related amortization of deferred
  policy acquisition costs                                                                               4,211
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                    85,198            44,664             7,788            25,625

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Asset           Corporate                             Total
                                                                Protection         and Other        Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                         $233,533            $25,084                         $   899,884
Reinsurance ceded                                                (125,226)              (683)                           (534,708)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                       108,307             24,401                             365,176
Net investment income                                              15,041             47,428                             530,507
Realized investment gains                                               0             17,332                              29,527
Other income                                                       18,179              8,787                              74,982
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                              141,527             97,948                           1,000,192
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                   65,562             30,154                             569,785
Amortization of deferred policy acquisition costs                  37,478              2,297                             104,847
Other operating expenses                                           29,513             50,961                             130,791
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                132,553             83,412                             805,423
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                            8,974             14,536                             194,769
Less: realized investment gains                                                       17,332
Add back: derivative gains related to corporate
  debt and investments                                                                10,229
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                    8,974              7,433
Income tax expense                                                                                   $ 68,169             68,169
-----------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of change in
  accounting principle                                                                                                   126,600
Cumulative effect of change in accounting principle,
  net of income tax                                                                                   (10,128)           (10,128)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                           $   116,472
===================================================================================================================================

                                                                          Segment Operating Income for the
                                                                          Three Months Ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Life                                              Stable Value
                                                                 Marketing        Acquisitions        Annuities         Products
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                          $250,931           $69,659          $  7,594
Reinsurance ceded                                                 (205,072)          (17,840)                0
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                         45,859            51,819             7,594
Net investment income                                               58,929            58,704            51,523          $66,666
Realized investment gains                                                0                 0               290            2,022
Other income                                                        22,348               468             1,555                0
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                               127,136           110,991            60,962           68,688
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                    66,692            71,340            44,456           50,720
Amortization of deferred policy acquisition costs                   10,926             7,476             7,119              803
Other operating expenses                                             5,921             8,714             4,673            1,217
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                  83,539            87,530            56,248           52,740
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                            43,597            23,461             4,714           15,948
Less: realized investment gains                                                                            290            2,022
Add back: related amortization of deferred
  policy acquisition costs                                                                                 551
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                    43,597            23,461             4,975           13,926

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Asset           Corporate                             Total
                                                                Protection         and Other        Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                         $115,354            $12,550                            $456,088
Reinsurance ceded                                                 (62,120)              (337)                           (285,369)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                        53,234             12,213                             170,719
Net investment income                                               7,500             22,577                             265,899
Realized investment gains (losses)                                      0              5,505                               7,817
Other income                                                        9,117              4,075                              37,563
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                               69,851             44,370                             481,998
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                   33,363             15,898                             282,469
Amortization of deferred policy acquisition costs                  17,522              1,207                              45,053
Other operating expenses                                           14,595             23,986                              59,106
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                 65,480             41,091                             386,628
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                            4,371              3,279                              95,370
Less: realized investment gains                                                        5,505
Add back: derivative gains related to corporate
  debt and investments                                                                 5,354
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                    4,371              3,128
Income tax expense                                                                                    $34,075             34,075
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                              $ 61,295
===================================================================================================================================

                                                                          Segment Operating Income for the
                                                                           Six Months Ended June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Life                                              Stable Value
                                                                 Marketing        Acquisitions        Annuities         Products
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                          $388,360          $144,389          $ 12,270
Reinsurance ceded                                                 (265,939)          (37,157)                0
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                        122,421           107,232            12,270
Net investment income                                              114,053           124,816           116,222         $117,622
Realized investment gains (losses)                                       0                 0            11,233           (2,442)
Other income                                                        30,953             2,447             4,016                0
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                               267,427           234,495           143,741          115,180
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                   137,098           145,570           104,325           94,722
Amortization of deferred policy acquisition costs                   39,917            18,555            18,353            1,118
Other operating expenses                                            13,661            23,317            13,222            2,546
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                 190,676           187,442           135,900           98,386
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                            76,751            47,053             7,841           16,794
Less: realized investment gains                                                                         11,233           (2,442)
Add back: related amortization of deferred
  policy acquisition costs                                                                              10,098
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                    76,751            47,053             6,706           19,236

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Asset           Corporate                             Total
                                                                Protection         and Other        Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                         $210,077            $29,650                         $   784,746
Reinsurance ceded                                                 (88,178)            (3,411)                           (394,685)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                       121,899             26,239                             390,061
Net investment income                                              18,378             29,354                             520,445
Realized investment gains                                               0             19,009                              27,800
Other income                                                       25,138              2,736                              65,290
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                              165,415             77,338                           1,003,596
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                   70,326             50,165                             602,206
Amortization of deferred policy acquisition costs                  39,908              2,711                             120,562
Other operating expenses                                           44,178             38,573                             135,497
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                154,412             91,449                             858,265
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                           11,003            (14,111)                            145,331
Less: realized investment gains                                                       19,009
Add back: derivative gains related to corporate
  debt and investments                                                                11,519
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                            11,003            (21,601)
Income tax expense                                                                                    $48,250             48,250
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                               $97,081
===================================================================================================================================

                                                                          Segment Operating Income for the
                                                                         Three Months Ended June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Life                                              Stable Value
                                                                 Marketing        Acquisitions        Annuities         Products
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                          $201,813           $71,326           $ 6,387
Reinsurance ceded                                                 (141,901)          (18,531)                0
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                         59,912            52,795             6,387
Net investment income                                               57,515            62,520            57,780          $59,090
Realized investment gains                                                0                 0            11,206            4,260
Other income                                                        16,981             1,542             2,075                0
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                               134,408           116,857            77,448           63,350
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                    61,876            72,951            51,339           46,957
Amortization of deferred policy acquisition costs                   19,033             8,474            13,967              519
Other operating expenses                                             7,383            11,151             7,312            1,516
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                  88,292            92,576            72,618           48,992
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                            46,116            24,281             4,830           14,358
Less: realized investment gains                                                                         11,206            4,260
Add back: related amortization of deferred
  policy acquisition costs                                                                               9,367
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                    46,116            24,281             2,991           10,098

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Asset           Corporate                             Total
                                                                Protection         and Other        Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                         $104,153            $13,973                            $397,652
Reinsurance ceded                                                 (44,026)              (810)                           (205,268)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                        60,127             13,163                             192,384
Net investment income                                               9,132             16,707                             262,744
Realized investment gains                                               0             18,392                              33,858
Other income                                                       18,167              1,216                              39,981
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                               87,426             49,478                             528,967
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                   33,868             37,942                             304,933
Amortization of deferred policy acquisition costs                  21,425              1,385                              64,803
Other operating expenses                                           22,372             20,205                              69,939
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                 77,665             59,532                             439,675
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                            9,761            (10,054)                             89,292
Less: realized investment gains                                                       18,392
Add back: derivative gains related to corporate
  debt and investments                                                                 5,885
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                             9,761            (22,561)
Income tax expense                                                                                    $29,916             29,916
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                              $ 59,376
===================================================================================================================================

                                                                           Operating Segment Assets
                                                                                   June 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Life                                              Stable Value
                                                                 Marketing           Acquisitions        Annuities      Products
-----------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                                      $5,387,968        $4,108,086         $5,527,672      $4,792,581
Deferred policy acquisition costs                                  1,242,610           371,958            126,738          13,225
Goodwill                                                              10,354
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                   $6,640,932        $4,480,044         $5,654,410      $4,805,806
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Asset            Corporate                           Total
                                                                Protection          and Other       Adjustments     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                                      $895,866          $2,392,153        $56,905         $23,161,231
Deferred policy acquisition costs                                  169,181               9,025                          1,932,737
Goodwill                                                            36,182                  83                             46,619
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                 $1,101,229          $2,401,261        $56,905         $25,140,587
===================================================================================================================================

                                                                           Operating Segment Assets
                                                                                December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Life                                              Stable Value
                                                                 Marketing        Acquisitions        Annuities         Products
-----------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                                    $4,987,757          $4,356,929         $5,436,619      $4,520,955
Deferred policy acquisition costs                                1,185,102             385,042            101,096           7,186
Goodwill                                                            10,354
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                 $6,183,213          $4,741,971         $5,537,715      $4,528,141
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Asset            Corporate                          Total
                                                                Protection          and Other       Adjustments     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                                   $   969,742          $2,333,396         $60,261        $22,665,659
Deferred policy acquisition costs                                  171,863              10,731                          1,861,020
Goodwill                                                            36,875                  83                             47,312
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                $ 1,178,480          $2,344,210         $60,261        $24,573,991
===================================================================================================================================

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at June 30, 2004, and for the six months then ended, the Company’s insurance subsidiaries had combined share-owners’ equity of $1,151.2 million and net income of $46.5 million.

NOTE E – REINSURANCE RECEIVABLE

        In 2002, the Company discovered that it had overpaid reinsurance premiums to several reinsurance companies. In the first six months and second quarter of 2003, the Company increased premiums and policy fees $18.4 million and $15.6 million, respectively, as a result of cash received and changes in expected receipts at that time. The increase in premiums and policy fees resulted in $6.1 million and $5.1 million of additional amortization of deferred policy acquisition costs in the first six months and second quarter of 2003, respectively. As a result, the Company’s pretax income for the first six months and second quarter of 2003 increased by $12.3 million and $10.5 million, respectively. In the second quarter of 2004, the Company adjusted its estimate of the expected receipts, resulting in a $1.0 million decrease in pretax income.

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

        Net income and a reconciliation of basic and diluted average shares outstanding for the three and six month periods ended June 30, 2004 and 2003 are summarized as follows:

                                         RECONCILIATION OF NET INCOME AND
                                            AVERAGE SHARES OUTSTANDING
--------------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30                        JUNE 30
                                                                       2004           2003            2004            2003
--------------------------------------------------------------------------------------------------------------------------------

Net income                                                              $61,295        $59,376       $116,472          $97,081
--------------------------------------------------------------------------------------------------------------------------------

Average shares issued and outstanding                                69,388,677     68,897,659     69,281,046       68,846,597
Stock held in trust                                                     (87,588)      (110,922)       (84,365)        (103,632)
Issuable under various deferred compensation plans                      983,804      1,217,372      1,016,819        1,237,474
--------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                                   70,284,893     70,004,109     70,213,500       69,980,439
Stock held in trust                                                      87,588        110,922         84,365          103,632
Stock appreciation rights                                               286,742        222,048        300,163          202,918
Performance shares                                                      371,760        224,716        361,259          235,849
--------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted                                 71,030,983     70,561,795     70,959,287       70,522,838
================================================================================================================================

NOTE G – RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Company consolidated, as of and for the three months ended March 31, 2004, two real estate investment companies that the Company had previously reported as investments. The entities were consolidated based on the determination that the Company was the primary beneficiary. The consolidation resulted in the Company’s reported assets and liabilities increasing by $76.2 million with an immaterial impact on results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. See Note K for discussion of the Company’s adoption of SOP 03-1.

NOTE H – COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods presented below:

  -----------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30                          JUNE 30
                                                                   2004            2003             2004            2003
  -----------------------------------------------------------------------------------------------------------------------------

  Net income                                                     $  61,295       $  59,376         $116,472       $  97,081
  Change in net unrealized gains/losses on
    investments (net of income tax:
    three months: 2004 - $(197,684); 2003 - $98,310
    six months: 2004 - $(110,635); 2003 - $129,664)               (367,127)        182,575         (205,465)        240,804
  Change in accumulated gain-hedging
    (net of income tax:
    three months: 2004 - $1,070; 2003 - $666
    six months: 2004 - $2,204; 2003 - $1,746)                        1,987           1,237            4,094           3,242
  Reclassification adjustment for amounts included
    in net income (net of income tax:
    three months: 2004 - $323; 2003 - $(10,333)
    six months: 2004 - $(5,496); 2003 - $(9,921))                      600         (19,191)         (10,208)        (18,425)
  -----------------------------------------------------------------------------------------------------------------------------
  Comprehensive income (loss)                                    $(303,245)      $ 223,997         $(95,107)       $322,702
  =============================================================================================================================

NOTE I – RETIREMENT BENEFIT PLANS

        The following table sets forth the amount of net periodic benefit cost recognized for the Company’s defined benefit pension plan and unfunded excess benefits plan:

-------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30                        JUNE 30
                                                                        2004           2003          2004            2003
-------------------------------------------------------------------------------------------------------------------------------

   Service cost                                                        $1,201         $  999         $3,213         $2,699
   Interest cost                                                        1,352          1,167          3,677          3,158
   Expected return on plan assets                                      (1,427)        (1,123)        (3,707)        (3,026)
   Amortization of prior service cost                                      32             46            124            124
   Amortization of net loss                                               734            234          1,204            631
-------------------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost                                           $1,892         $1,323         $4,511         $3,586
===============================================================================================================================

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $6.4 million to its pension plan in 2004. There has been no change in this estimate. As of June 30, 2004, no contributions have been made.

        In addition to pension benefits, the Company provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the six months ended June 30, 2004 and 2003 was immaterial.

NOTE J – SUBORDINATED DEBT SECURITIES AND SENIOR NOTES

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

        PLC Capital Trust V was formed solely to issue securities and use the proceeds thereof to purchase subordinated debt securities of the Company. The sole assets of PLC Capital Trust V are $103.1 million of Protective Life Corporation 6.125% Subordinated Debentures due 2034, Series F. The Company has the right under the subordinated debt securities to extend interest payment periods up to five consecutive years, and as a consequence, dividends on the 6.125% TOPrS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by PLC Capital Trust V during any such extended interest payment period. The 6.125% TOPrS are redeemable by PLC Capital Trust V at any time on or after January 27, 2009. The 6.125% Subordinated Debentures are included within subordinated debt securities in the accompanying balance sheets.

        The majority of the proceeds of the 6.125% TOPrS was used to pay down outstanding bank debt, including $59.9 million incurred to redeem the Company’s outstanding 7.50% 15-year Senior Notes on January 1, 2004. In addition, the Company repaid the $25 million outstanding as of December 31, 2003, on its $200 million line of credit. The balance of the proceeds was used for general corporate purposes.

        On July 1, 2004, the Company redeemed the $75.0 million 7.95% 10-year Senior Notes that matured on that date. The Company borrowed against its revolving line of credit to redeem the Senior Notes.

NOTE K – CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        In January 2004, the Company adopted SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The adoption of SOP 03-1 in the first quarter of 2004 resulted in a cumulative charge to net income of $10.1 million, net of income tax of $5.5 million ($0.14 per share on both a basic and diluted basis). The charge to net income includes a $10.0 million charge to recognize additional liabilities, including an adjustment to deferred policy acquisition costs, on certain universal life contracts. These additional liabilities are required due to a change in the pattern of recognition of mortality benefits called for by the SOP. In addition, the Company recorded a $0.1 million adjustment related to guaranteed minimum death benefits (GMDB) on its variable annuity products.

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

        Separate account balances are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated balance sheets. Amounts assessed against policy account balances for the costs of insurance, policy administration, and other services are included in premiums and policy fees in the accompanying consolidated statements of income. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

        The variable annuity separate account balances subject to GMDB were $2.1 billion at June 30, 2004. The total guaranteed amount payable based on variable annuity account balances at June 30, 2004, was $286.1 million (including $252.9 million in the Annuities segment and $33.2 million in the Acquisitions segment), with a GMDB reserve of $5.6 million (including $5.1 million in the Annuities segment and $0.5 million in the Acquisitions segment). The average attained age of contract holders at June 30, 2004 was 65.

        Activity relating to GMDB reserves was as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30                          JUNE 30
                                                                   2004            2003             2004            2003
-------------------------------------------------------------------------------------------------------------------------------

    Incurred claims                                                $796           $1,729           $1,637           $5,461
    Paid claims                                                     921            1,824            1,947            4,918
-------------------------------------------------------------------------------------------------------------------------------

        Account balances of variable annuities with guarantees were invested in variable annuity separate accounts as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                            JUNE 30, 2004           DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------------------------

         Equity mutual funds                                                   $1,919.0                   $1,846.0
         Fixed income mutual funds                                                202.5                      199.0
-------------------------------------------------------------------------------------------------------------------------
         Total                                                                 $2,121.5                   $2,045.0
=========================================================================================================================

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

        Activity in the Company’s deferred sales inducement asset was as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30                          JUNE 30
                                                                   2004            2003             2004            2003
-------------------------------------------------------------------------------------------------------------------------------

    Deferred asset, beginning of period                           $27,419         $29,369          $27,713         $31,557
    Amounts deferred                                                3,170           3,383            5,911           4,932
    Amortization                                                   (3,023)         (3,531)          (6,058)         (7,268)
-------------------------------------------------------------------------------------------------------------------------------
    Deferred asset, end of period                                 $27,566         $29,221          $27,566         $29,221
===============================================================================================================================

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in tables are in thousands)

INTRODUCTION

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

RESULTS OF OPERATIONS

        In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses and related amortization of deferred policy acquisition costs (DAC), and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with corporate debt and certain investments are included in realized gains and losses but are considered part of segment operating income because the swaps are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

        The following table sets forth a summary of results and reconciles segment operating income (loss) to consolidated net income:

                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                           JUNE 30                                 JUNE 30
                                                       2004       2003       CHANGE           2004         2003       CHANGE
                                                    ----------------------------------     ------------------------------------

Life Marketing                                       $ 43,597    $46,116      (5.5)%        $  85,198   $  76,751       11.0%
Acquisitions                                           23,461     24,281      (3.4)            44,664      47,053       (5.1)
Annuities                                               4,975      2,991      66.3              7,788       6,706       16.1
Stable Value Products                                  13,926     10,098      37.9             25,625      19,236       33.2
Asset Protection                                        4,371      9,761     (55.2)             8,974      11,003      (18.4)
Corporate and Other                                     3,128    (22,561)     n/m               7,433     (21,601)       n/m
                                                    ----------------------                 -------------------------
                                                       93,458     70,686      32.2            179,682     139,148       29.1

Realized investment gains (losses)-investments(1)      (1,474)    20,157                       11,493      18,248
Realized investment gains (losses)-derivatives(2)       3,386     (1,551)                       3,594     (12,065)
Income tax expense                                    (34,075)   (29,916)                     (68,169)    (48,250)
                                                    ----------------------                 -------------------------

   Net income before cumulative effect of change
     in accounting principle                           61,295     59,376       3.2            126,600      97,081       30.4
Cumulative effect of change in accounting
principle, net of income tax                                                                  (10,128)
                                                    ----------------------                 -------------------------
   Net income                                        $ 61,295    $59,376       3.2           $116,472   $  97,081       20.0
                                                    ======================                 =========================

(1) Realized investment gains (losses)-investments   $   (923)   $29,524                     $ 15,704    $ 28,346
    Less: related amortization of DAC                    (551)    (9,367)                      (4,211)    (10,098)
                                                    ----------------------                 -------------------------
                                                       (1,474)    20,157                       11,493      18,248

(2) Realized investment gains (losses)-investments      8,740      4,334                       13,823        (546)
    Less: settlements on certain interest rate swaps   (5,354)    (5,885)                     (10,229)    (11,519)
                                                    ----------------------                 -------------------------
                                                        3,386     (1,551)                       3,594     (12,065)

        Compared to second quarter 2003, net income increased 3.2% reflecting improvement in segment operating income offset by lower realized investment gains. Net income for the first six months of 2004 increased 20.0% due to higher contributions from segment operating income and realized investment gains, somewhat offset by the cumulative effect charge. The reduction in realized investment gains for the quarter was primarily due to higher gains on sales of fixed maturity securities in the prior year quarter, which were partially offset by higher gains from derivatives. For the first six months of 2004, reduced gains from sales of securities were more than offset by lower levels of impairments and higher contributions from derivatives. Excluding the impact of reinsurance recoveries during 2003 (see Note E to the consolidated condensed financial statements included herein), Life Marketing’s operating income increased 22.3% and 32.1% over the second quarter and first six months of 2003, respectively, reflecting continued growth in life insurance in-force through new sales. For both the quarter and year-to-date comparisons, an increase in average account values and widening of spreads drove the improvement in the Stable Value Products segment, while improvement in the equity markets and higher interest rates in the current quarter contributed to the increase in the Annuities segment’s earnings. Excluding gains from charter sales, Asset Protection segment operating income increased 50.6% and 91.9% over the second quarter and first six months of 2003, primarily due to improved results in the segment’s service contract lines. The Acquisitions segment’s earnings for the quarter and year-to-date declined due to the normal runoff of the segment’s previously acquired blocks of business. The improvement in Corporate and Other earnings primarily reflects reduced losses from runoff insurance lines as well as higher amounts of investment income from unallocated capital.

        Included in net income for the first six months of 2004 is a cumulative effect charge of $10.1 million arising from the Company’s adoption of SOP 03-1 (see Note K to the consolidated condensed financial statements included herein for further discussion of SOP 03-1).

RESULTS BY BUSINESS SEGMENT

        In the following segment discussions, various statistics and other key data the Company uses to evaluate its segments are presented. Sales statistics are used by the Company to measure the relative progress in its marketing efforts, but typically have little immediate impact on reported segment operating income. Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized target premiums. Sales of annuities and stable value products are measured based on the amount of deposits received. Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

        Sales and life insurance in-force amounts are derived from the Company’s various sales tracking and administrative systems, and are not derived from the Company’s financial reporting systems or financial statements. Mortality variances are derived from actual claims compared to expected claims. These variances do not represent the net impact to earnings due to the interplay of reserves and DAC amortization.

Life Marketing

        The Life Marketing segment markets level premium term and term-like insurance, universal life (UL), and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the “bank owned life insurance” (BOLI) market. Segment results were as follows:

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30                             JUNE 30
                                                             2004        2003      CHANGE         2004       2003      CHANGE
                                                           --------------------------------    --------------------------------
REVENUES
   Gross premiums and policy fees                           $250,931   $201,813      24.3%      $486,917    $388,360    25.4%
   Reinsurance ceded                                        (205,072)  (141,901)     44.5       (373,858)   (265,939)   40.6
                                                           ----------------------              ----------------------
   Net premiums and policy fees                               45,859     59,912     (23.5)       113,059     122,421    (7.6)
   Net investment income                                      58,929     57,515       2.5        116,869     114,053     2.5
   Other income                                               22,348     16,981      31.6         43,491      30,953    40.5
                                                           ----------------------              ----------------------
     Total operating revenues                                127,136    134,408      (5.4)       273,419     267,427     2.2

BENEFITS AND EXPENSES
   Benefits and settlement expenses                           66,692     61,876       7.8        138,718     137,098     1.2
   Amortization of deferred policy acquisition costs          10,926     19,033     (42.6)        32,007      39,917   (19.8)
   Other operating expenses                                    5,921      7,383     (19.8)        17,496      13,661    28.1
                                                           ----------------------              ----------------------
     Total benefits and expenses                              83,539     88,292      (5.4)       188,221     190,676    (1.3)

OPERATING INCOME                                              43,597     46,116      (5.5)        85,198      76,751    11.0
                                                           ----------------------              ----------------------
INCOME BEFORE INCOME TAX                                    $ 43,597   $ 46,116      (5.5)      $ 85,198    $ 76,751    11.0
                                                           ======================              ======================

        The following table summarizes key data for the Life Marketing segment:

                                                       THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            JUNE 30                                  JUNE 30
                                                       2004          2003       CHANGE          2004         2003       CHANGE
                                                  -------------------------------------     -----------------------------------
Sales By Product
   Traditional                                        $42,207       $52,994     (20.4)%       $ 89,043      $ 94,204     (5.5)%
   Universal life                                      19,266        20,646      (6.7)          36,963        36,882      0.2
   Variable universal life                              1,474         1,105      33.4            2,599         1,981     31.2
                                                  ---------------------------               -------------------------
                                                      $62,947       $74,745     (15.8)        $128,605      $133,067     (3.4)
                                                  ===========================               =========================

Sales By Distribution Channel
   Brokerage general agents                           $39,580       $47,034     (15.8)        $ 82,327      $ 83,771     (1.7)
   Independent agents                                  12,569        12,382       1.5           25,310        23,004     10.0
   Stockbrokers/banks                                   6,780         6,746       0.5           12,839        11,246     14.2
   Direct response                                        221         1,665     (86.7)             854         3,615    (76.4)
   BOLI                                                 3,797         6,918     (45.1)           7,275        11,431    (36.4)
                                                  ---------------------------               -------------------------
                                                      $62,947       $74,745     (15.8)        $128,605      $133,067     (3.4)
                                                  ===========================               =========================

Average Life Insurance In-Force(3)
   Traditional                                    $291,776,919  $211,549,801     37.9       $284,020,699 $202,338,934    40.4
   Universal life                                   38,819,516    35,607,163      9.0         38,365,473   35,258,221     8.8
                                                  ---------------------------               -------------------------
                                                  $330,596,435  $247,156,964     33.8       $322,386,172 $237,597,155    35.7
                                                  ===========================               =========================

Average Account Values
   Universal life                                  $3,570,737    $3,082,084      15.9       $3,517,826    $3,020,285     16.5
   Variable universal life                            185,814       126,309      47.1          181,012       122,327     48.0
                                                  ---------------------------               -------------------------
                                                   $3,756,551    $3,208,393      17.1       $3,698,838    $3,142,612     17.7
                                                  ===========================               =========================

Interest Spread - Universal Life(2)
   Net investment income yield                         6.45%        6.96%                       6.46%         7.05%
   Interest credited to policyholders                  4.94         5.56                        4.95          5.54
                                                  ---------------------------               -------------------------
     Interest spread                                   1.51%        1.40%                       1.51%         1.51%
                                                  ===========================               =========================

Mortality Experience (1)                                (12)         783                       2,388          (910)

(1)     Represents a favorable (unfavorable) variance as compared to pricing assumptions.
(2)     Interest spread on average general account values.
(3)     Amounts are not adjusted for reinsurance ceded.

        Operating income decreased 5.5% from the second quarter of 2003 and increased 11.0% from the first six months of 2003 as the effect of reinsurance recoveries positively impacted 2003 results. During the second quarter and first six months of 2003, the segment recognized additional net premiums of $15.6 and $18.4 million, respectively, amortization of DAC of $5.1 and $6.1 million, respectively, and operating income of $10.5 and $12.3 million, respectively, as a result of recoveries from previously overpaid reinsurance premiums (see Note E). Excluding the impact from these recoveries, operating income increased 22.3% and 32.1% for the quarter and year-to-date. The increase in operating income reflects continued growth of life insurance in-force through new sales as well as improved results in the segment’s non-insurance businesses. In addition, current quarter operating income was reduced by $1.0 million due to the adjustment made to the estimate of expected receipts from reinsurance receivables (see Note E).

        Gross premiums and policy fees grew by 24.3% and 25.4% in the current quarter and year-to-date comparisons due to the growth in life insurance in-force achieved over the last several quarters, while amounts ceded increased 30.2% and 31.5% (excluding reinsurance recoveries in 2003) as the segment continued to reinsure a significant amount of its new business. Net investment income increased 2.5% over the second quarter and first six months of 2003 reflecting the growth of the segment’s assets, offset by lower investment yields. The increase in other income for the quarter and year-to-date is due primarily to additional income from the segment’s direct response and broker-dealer subsidiaries. Due to the nature of these businesses, the majority of this additional income is offset by increases in other operating expenses.

        Benefits and settlement expenses were 7.8% and 1.2% higher than the second quarter and first six months of 2003 due to growth in life insurance in-force, offset by lower crediting rates on UL products for the quarter and year-to-date comparisons, and improved mortality experience versus 2003 year-to-date. Amortization of DAC (excluding the effect of reinsurance recoveries in 2003) was 21.6% and 5.4% lower for the quarter and year-to-date, primarily due to unlocking on UL products and the impact of the current quarter reinsurance receivable adjustment and the Company’s adoption of SOP 03-1. Unlocking on UL products reduced amortization by $1.4 million in the current quarter, while the application of SOP 03-1 reduced amortization by $1.3 million and $2.6 million for the second quarter and first six months of 2004, respectively. In addition, the adjustment to the reinsurance receivable reduced current quarter amortization by $1.0 million.

        Other operating expenses for the segment were as follows:

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               JUNE 30                                JUNE 30
                                                           2004       2003       CHANGE           2004       2003      CHANGE
                                                         ----------------------------------    --------------------------------

Insurance Companies:
  First year commissions                                  $63,528    $75,860      (16.3)%       $141,774    $136,371     4.0%
  Renewal commissions                                       7,496      6,680       12.2           15,177      12,879    17.8
  First year ceding allowances                            (39,002)   (47,674)     (18.2)         (83,624)    (84,991)   (1.6)
  Renewal ceding allowances                               (39,462)   (28,470)      38.6          (70,285)    (50,992)   37.8
  General & administrative                                 45,770     46,129       (0.8)          95,712      88,549     8.1
  Taxes, licenses and fees                                  6,144      4,479       37.2           10,434       9,174    13.7
                                                         ---------------------                 ----------------------
   Other operation expenses incurred                       44,474     57,004      (22.0)         109,188     110,990    (1.6)

   Less commissions, allowances & expenses capitalized    (60,384)   (66,870)      (9.7)        (134,032)   (128,517)    4.3
                                                         ---------------------                 ----------------------
   Other operating expenses                               (15,910)    (9,866)      61.3          (24,844)    (17,527)   41.7
                                                         ---------------------                 ----------------------

Marketing Companies:
  Commissions                                              15,441     12,472       23.8           30,904      22,856    35.2
  Other                                                     6,390      4,777       33.8           11,436       8,332    37.3
                                                         ---------------------                 ----------------------
   Other operating expenses                                21,831     17,249       26.6           42,340      31,188    35.8
                                                         ---------------------                 ----------------------
Other operating expenses                                  $ 5,921    $ 7,383      (19.8)        $ 17,496    $ 13,661    28.1
                                                         =====================                 ======================

        Currently, the segment is reinsuring significant amounts of new life insurance sold. Pursuant to the underlying reinsurance contracts, reinsurers pay allowances to the segment as a percentage of both first year and renewal premiums. In accordance with GAAP, a portion of these allowances is deferred as part of DAC while the remainder is recognized immediately as a reduction of other operating expenses. While the recognition of reinsurance allowances is consistent with GAAP, non-deferred allowances often exceed the segment’s non-deferred direct costs, causing net other operating expenses to be negative. Consideration of all components of the segment’s income statement, including amortization of DAC, is required to assess the impact of reinsurance on segment operating income.

        Other operating expenses for the insurance companies were 61.3% and 41.7% more favorable versus the second quarter and first six months of 2003 as the effect of higher overall reinsurance allowances more than offset the increase in non-commission expenses. General and administrative expenses decreased 0.8% versus second quarter 2003, primarily reflecting lower underwriting costs achieved through rate reductions from certain vendors in the fourth quarter of 2003. For the first six months of 2004, general and administrative expenses increased 8.1% due to higher expense levels in the first quarter of 2004. Amounts capitalized as DAC generally include first year commissions and allowances, and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the quarter and year-to-date.

        Other operating expenses for the marketing companies increased 26.6% and 35.8% as compared to the second quarter and first six months of 2003 primarily as a result of higher commissions and other expenses in the segment’s broker-dealer subsidiary, resulting from higher revenue.

        Sales for the segment decreased 15.8% and 3.4% versus the second quarter and first six months of 2003 primarily due to lower production of traditional life in the brokerage general agent channel. Excluding BOLI, sales of UL product lines experienced double-digit growth as these products continued to be well accepted in the marketplace. BOLI sales will vary widely between periods as the segment responds to opportunities for these products only when the market accommodates required returns. In recent quarters, the segment has changed its direct response business sold through Matrix Direct to focus on a multi-carrier distribution strategy, resulting in the significant decrease in the Company’s direct response sales versus 2003.

Acquisitions

        The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals. Segment results were as follows:

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30                              JUNE 30
                                                             2004        2003      CHANGE         2004       2003      CHANGE
                                                          ---------------------------------    --------------------------------

REVENUES
   Gross premiums and policy fees                         $  69,659   $  71,326      (2.3)%     $139,128   $144,389     (3.6)%
   Reinsurance ceded                                        (17,840)    (18,531)     (3.7)       (34,941)   (37,157)    (6.0)
                                                          -----------------------              ----------------------
   Net premiums and policy fees                              51,819      52,795      (1.8)       104,187    107,232     (2.8)
   Net investment income                                     58,704      62,520      (6.1)       117,359    124,816     (6.0)
   Other income                                                 468       1,542     (69.6)         1,185      2,447    (51.6)
                                                          -----------------------              ----------------------
     Total operating revenues                               110,991     116,857      (5.0)       222,731    234,495     (5.0)

BENEFITS AND EXPENSES
   Benefits and settlement expenses                          71,340      72,951      (2.2)       144,360    145,570     (0.8)
   Amortization of deferred policy acquisition costs          7,476       8,474     (11.8)        15,325     18,555    (17.4)
   Other operating expenses                                   8,714      11,151     (21.9)        18,382     23,317    (21.2)
                                                          -----------------------              ----------------------
     Total benefits and expenses                             87,530      92,576      (5.5)       178,067    187,442     (5.0)

OPERATING INCOME                                             23,461      24,281      (3.4)        44,664     47,053     (5.1)
                                                          -----------------------              ----------------------
INCOME BEFORE INCOME TAX                                   $ 23,461    $ 24,281      (3.4)      $ 44,664   $ 47,053     (5.1)
                                                          =======================              ======================

        The following table summarizes key data for the Acquisitions segment:

                                                     THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                           JUNE 30                                  JUNE 30
                                                     2004           2003       CHANGE          2004         2003       CHANGE
                                                 --------------------------------------     -----------------------------------

Average Life Insurance In-Force(2)
   Traditional                                    $12,243,296   $13,891,510     (11.9)%     $12,421,888  $14,099,701   (11.9)%
   Universal life                                  18,546,671    20,223,643      (8.3)       18,720,370   20,411,544    (8.3)
                                                 ----------------------------               -------------------------
                                                   30,789,967   $34,115,153      (9.7)      $31,142,258  $34,511,245    (9.8)
                                                 ============================               =========================

Average Account Values
   Universal life                                  $1,732,770    $1,748,388      (0.9)       $1,738,442   $1,747,652    (0.5)
   Fixed annuity(3)                                   219,550       227,979      (3.7)          220,821      227,961    (3.1)
   Variable annuity                                    97,447       103,724      (6.1)           99,577      106,071    (6.1)
                                                 ----------------------------               -------------------------
                                                   $2,049,767    $2,080,091      (1.5)       $2,058,840   $2,081,684    (1.1)
                                                 ============================               =========================

Interest Spread - UL & Fixed Annuities
   Net investment income yield                         7.28%        7.56%                        7.25%       7.65%
   Interest credited to policyholders                  5.21         5.70                         5.24        5.63
                                                 ----------------------------               -------------------------
     Interest spread                                   2.07%        1.86%                        2.01%       2.02%
                                                 ============================               =========================

Mortality Experience (1)                              2,216          860                        2,876        2,571

(1)     Represents a favorable (unfavorable) variance as compared to pricing assumptions.
(2)     Amounts are not adjusted for reinsurance ceded.
(3)     Includes general account balances held within variable annuity products.

        Net premiums and policy fees declined by 1.8% and 2.8% versus the second quarter and first six months of 2003 due to the continued runoff from acquired blocks of business. The change in gross premiums and policy fees were relatively consistent with the overall decline in policies in-force and policy account values. In addition, lower levels of reinsurance in the current quarter and first six months of 2004 impacted the change in net premiums and policy fees. Net investment income was also lower for the current quarter and year-to-date, caused by the runoff of business and lower overall earned rates. The segment has continued to adjust credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads.

        Policy benefit expenses were down 2.2% versus the second quarter of 2003 and relatively unchanged from the first six months of 2003, due to the decline in in-force as well as favorable mortality. Amortization of DAC decreased during the current quarter and first six months of 2004 due to the overall decline in business as well as lower gross profits on certain universal life blocks primarily caused by higher mortality. Other operating expenses decreased approximately 20% versus the second quarter and first six months of 2003, due to conversion costs incurred for the Conseco acquisition during 2003 as well as lower agent commissions incurred as a result of lower net premiums.

        The segment’s life insurance in-force and UL and annuity account values have declined from 2003 levels as no new acquisitions have been made since 2002. In the ordinary course of business, the segment regularly considers acquisitions of blocks of policies or smaller insurance companies. However, the level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. The Company will continue to pursue suitable acquisitions as they become available.

Annuities

        The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force. Segment results were as follows:

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30                              JUNE 30
                                                             2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------
REVENUES
   Gross premiums and policy fees                          $ 7,594    $  6,387       18.9%     $ 15,222   $  12,270      24.1%
   Reinsurance ceded
                                                          -----------------------              ----------------------
   Net premiums and policy fees                              7,594       6,387       18.9        15,222      12,270      24.1
   Net investment income                                    51,523      57,780      (10.8)      103,111     116,222     (11.3)
   Other income                                              1,555       2,075      (25.1)        3,340       4,016     (16.8)
                                                          -----------------------              ----------------------
     Total operating revenues                               60,672      66,242       (8.4)      121,673     132,508      (8.2)

BENEFITS AND EXPENSES
   Benefits and settlement expenses                         44,456      51,339      (13.4)       90,502     104,325     (13.2)
   Amortization of deferred policy acquisition costs         6,568       4,600       42.8        11,965       8,255      44.9
   Other operating expenses                                  4,673       7,312      (36.1)       11,418      13,222     (13.6)
                                                          -----------------------              ----------------------
     Total benefits and expenses                            55,697      63,251      (11.9)      113,885     125,802      (9.5)

OPERATING INCOME                                             4,975       2,991       66.3         7,788       6,706      16.1

   Realized investment gains (losses)                          290      11,206                    6,294      11,233
   Related amortization of DAC                                (551)     (9,367)                  (4,211)    (10,098)
                                                          -----------------------              ----------------------
INCOME BEFORE INCOME TAX                                   $ 4,714    $  4,830       (2.4)      $ 9,871     $ 7,841      25.9
                                                          =======================              ======================

        The following table summarizes key data for the Annuities segment:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30                              JUNE 30
                                                              2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------
Sales
   Fixed annuity                                            $108,305   $  47,418    128.4%      $124,399    $123,786      0.5%
   Variable annuity                                           63,317      94,336    (32.9)       125,041     196,861    (36.5)
                                                          -----------------------              ----------------------
                                                             171,622   $ 141,754     21.1       $249,440    $320,647    (22.2)
                                                          =======================              ======================

Average Account Values
   Fixed annuity(3)                                       $3,161,984  $3,377,398     (6.4)     $3,171,000 $3,359,381     (5.6)
   Variable annuity                                        1,992,455   1,510,745     31.9       1,994,422  1,439,182     38.6
                                                          -----------------------              ----------------------
                                                          $5,154,439  $4,888,143      5.4      $5,165,422 $4,798,563      7.6
                                                          =======================              ======================

Interest Spread - Fixed Annuities(1)
   Net investment income yield                                6.60%      6.91%                    6.54%       6.93%
   Interest credited to policyholders                         5.72       5.93                     5.71        5.92
                                                          -----------------------              ----------------------
     Interest spread                                          0.88%      0.98%                    0.83%       1.01%
                                                          =======================              ======================

                                                                                                        AS OF
                                                                                                       JUNE 30
                                                                                                  2004        2003
                                                                                               ----------------------

GMDB - Net amount at risk(2)                                                                    $252,932    $416,679    (39.3)
GMDB - Reserves                                                                                   $5,097      $6,246    (18.4)
S&P 500 Index                                                                                      1,141         975     17.0

(1)     Interest spread on average general account values.
(2)     Guaranteed death benefit in excess of contract holder account balance.
(3)     Includes general account balances held within variable annuity products.

        Segment operating income increased by 66.3% and 16.1% compared to the second quarter and first six months of 2003 as lower spreads on fixed annuities were more than offset by the impact of improved equity markets reflected in the variable annuity business.

        The improvement in the equity markets caused a significant increase in variable annuity account values, which drove the increase in net premiums and policy fees for the quarter and the year-to-date. The lower interest rate environment and decrease in fixed annuity balances caused net investment income and interest credited to decline from the second quarter and first six months of 2003. Interest spreads on fixed annuities fell 10 basis points and 18 basis points as compared to the second quarter and first six months of 2003. Lower rates on new investments and the impact of prepayments in the mortgage backed security portfolio have more than offset the effects of crediting rate reductions. Other income declined from the second quarter and first six months of 2003 due to the elimination of fee income from segment-managed mutual funds that are no longer offered as investment options within variable annuity products.

        Interest credited decreased $4.7 million compared to second quarter 2003 and $8.8 million from the first six months of 2003 due to the decline in fixed annuity account values and lower rate environment. Benefits expense also benefited during the current quarter and first six months of 2004 from lower guaranteed minimum death benefit (GMDB) expenses of $1.1 million and $3.6 million, respectively. The additional profits on variable annuities were partially offset by higher amortization of DAC, accounting for an increase of $1.7 million and $4.5 million for the current quarter and year-to-date, respectively. Other operating expenses decreased 36.1% and 13.6% versus the second quarter and first six months of 2003. The current quarter benefited from lower administrative expenses and the elimination of sub-advisor fees paid for the segment-managed mutual funds, as well as higher expense capitalization caused by the increase in sales. Administrative expenses and sub-advisor fees were lower in the first six months as well, however, lower sales in the first quarter of 2004 negatively impacted the segment’s expense capitalization levels.

        Sales of fixed annuities increased 128.4% from second quarter 2003 due to higher overall interest rates and more competitive pricing, while sales for the first six months of 2004 were relatively unchanged from the level achieved in 2003. Variable annuity sales were 32.9% and 36.5% lower than the historically high levels achieved in the second quarter and first six months of 2003 as the Company maintained its pricing discipline. The improved equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 39.3%.

Stable Value Products

        The Stable Value Products segment markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans, and sells guaranteed funding agreements (GFA) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Segment results were as follows:

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30                              JUNE 30
                                                             2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------
REVENUES
   Net investment income                                    $66,666     $59,090      12.8%      $130,699   $117,622     11.1%
                                                          -----------------------              ----------------------
BENEFITS AND EXPENSES
   Benefits and settlement expenses                          50,720      46,957       8.0        100,489     94,722      6.1
   Amortization of deferred policy acquisition costs            803         519      54.7          1,564      1,118     39.9
   Other operating expenses                                   1,217       1,516     (19.7)         3,021      2,546     18.6
                                                          -----------------------              ----------------------
     Total benefits and expenses                             52,740      48,992       7.6        105,074     98,386      6.8

OPERATING INCOME                                             13,926      10,098      37.9         25,625     19,236     33.2

   Realized investment gains (losses)                         2,022       4,260                    5,901     (2,442)
                                                          -----------------------              ----------------------
INCOME BEFORE INCOME TAX                                    $15,948     $14,358      11.1       $ 31,526   $ 16,794     87.7
                                                          =======================              ======================

        The following table summarizes key data for the Stable Value Products segment:

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30                              JUNE 30
                                                             2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------

Sales
   GIC                                                     $  39,000   $  30,000     30.0%      $ 39,000    $249,000    (84.3)%
   GFA - Direct Institutional                                    960           0    100.0            960      25,000    (96.2)
   GFA - Non-Registered Notes                                      0     100,000   (100.0)             0     300,000   (100.0)
   GFA - Registered Notes - Institutional                          0           0      0.0        300,000           0    100.0
   GFA - Registered Notes - Retail                            68,250           0    100.0        289,750           0    100.0
                                                          -----------------------              ----------------------
                                                           $ 108,210   $ 130,000    (16.8)      $629,710    $574,000      9.7
                                                          =======================              ======================

Average Account Values                                    $5,062,014  $4,153,071     21.9      $4,956,987 $4,094,474     21.1

Operating Spread
   Net investment income yield                               5.40%       5.88%                    5.42%      5.91%
   Interest credited                                         4.11        4.67                     4.17       4.76
   Operating expenses                                        0.16        0.20                     0.19       0.18
                                                          -----------------------              ----------------------
     Operating spread                                        1.13%       1.01%                    1.06%      0.97%
                                                          =======================              ======================

        Operating income increased 37.9% and 33.2% from the second quarter and first six months of 2003 due to growth in average account balances, as well as the widening of spreads. The growth in average account balances was primarily driven by sales of $522 million in the first quarter of 2004 and the $909 million in sales that occurred during the fourth quarter of 2003. The lower interest rate environment caused both the investment income yield and the interest credited rate to decline from the second quarter and first six months of 2003. However, a rebalancing of the segment’s portfolio and replacement of higher rate contracts allowed for a widening of interest spreads. Currently, operating spreads are anticipated to be in the range of 100-105 basis points for the remainder of 2004.

        The retail registered funding agreement-backed notes program, which was introduced during the first quarter of 2004, experienced sales of $68.3 million and $289.8 million during the current quarter and first six months of 2004. The Company currently anticipates sales from this program of approximately $550 million for 2004. In addition, the institutional registered funding agreement-backed notes program, which was launched in the fourth quarter of 2003, experienced sales of $300 million for the first six months of 2004. Sales of traditional GICs during the first six months of 2004 were significantly lower than 2003 levels due to the segment’s continued focus on the registered note programs as well as lower overall market demand for traditional GIC products.

Asset Protection

        The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. Segment results were as follows:

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30                            JUNE 30
                                                              2004        2003      CHANGE        2004       2003       CHANGE
                                                          --------------------------------------------------------------------
REVENUES
   Gross premiums and policy fees                          $115,354    $104,153      10.8%      $233,533   $210,077      11.2%
   Reinsurance ceded                                        (62,120)    (44,026)     41.1       (125,226)   (88,178)     42.0
                                                          --------------------------------------------------------------------
   Net premiums and policy fees                              53,234      60,127     (11.5)       108,307    121,899     (11.2)
   Net investment income                                      7,500       9,132     (17.9)        15,041     18,378     (18.2)
   Other income                                               9,117      18,167     (49.8)        18,179     25,138     (27.7)
                                                          --------------------------------------------------------------------
     Total operating revenues                                69,851      87,426     (20.1)       141,527    165,415     (14.4)

BENEFITS AND EXPENSES
   Benefits and settlement expenses                          33,363      33,868      (1.5)        65,562     70,326      (6.8)
   Amortization of deferred policy acquisition costs         17,522      21,425     (18.2)        37,478     39,908      (6.1)
   Other operating expenses                                  14,595      22,372     (34.8)        29,513     44,178     (33.2)
                                                          --------------------------------------------------------------------
     Total benefits and expenses                             65,480      77,665     (15.7)       132,553    154,412     (14.2)

OPERATING INCOME                                              4,371       9,761     (55.2)         8,974     11,003     (18.4)
                                                          --------------------------------------------------------------------

INCOME BEFORE INCOME TAX                                   $  4,371    $  9,761     (55.2)      $  8,974   $ 11,003     (18.4)
                                                          ====================================================================

        The following table summarizes key data for the Asset Protection segment:

                                                   THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                         JUNE 30                                   JUNE 30
                                                    2004         2003        CHANGE          2004          2003        CHANGE
                                                -------------------------------------------------------------------------------

Sales
   Credit insurance                              $  59,035    $  51,168       15.4%        $109,559     $  96,810       13.2%
   Service contracts                                54,861       53,869        1.8           99,136        92,578        7.1
   Other products                                    8,941       23,650      (62.2)          17,814        41,036      (56.6)
                                                -----------------------------------------------------------------------------
                                                 $ 122,837    $ 128,687       (4.5)        $226,509     $ 230,424       (1.7)
                                                =============================================================================

Loss Ratios (1)
     Credit insurance                                38.1%        39.9%                      38.9%         40.0%
     Service contracts                               87.6         90.0                       82.1          87.8
     Other products                                  77.2         90.7                       77.6          88.6

(1)     Incurred claims as a percentage of earned premiums.

        Operating income decreased 55.2% and 18.4% versus the second quarter and first six months of 2003 as the impact of gains from charter sales offset improved results in the segment’s remaining operations. The segment realized a gain of $6.9 million in the second quarter of 2003 and a $1.0 million gain in the first quarter of 2004 from the sale of separate inactive charters. Excluding the impact of these charter sales, operating income increased 50.6% and 91.8% from the second quarter and first six months of 2003. The improvement in results reflects an increase in earnings from the service contract business, partially offset by reduced earnings from credit insurance and the segment’s other lines of business.

        The decline in net premiums for the quarter and year-to-date was primarily related to decreases of $10.1 million and $18.4 million, respectively, in the credit insurance lines, due to higher levels of reinsurance. Partially offsetting this decline was an increase in vehicle service contract and other lines of $1.4 million and $3.3 million, respectively, for the quarter and year-to-date, reflecting the continued steady growth of these lines. The approximate 18% decrease in net investment income versus the second quarter and first six months of 2003 was also primarily attributable to the credit insurance business, due to lower policy liabilities and a lower net yield on investments. Excluding the impact of the charter sale gains, other income declined 19.4% and 6.1% from the second quarter and first six months of 2003, primarily due to lower levels of service contract administration fees.

        Policy and benefit expenses declined 1.5% and 6.8% versus the second quarter and first six months of 2003 due to the decrease in the segment’s net premiums. Amortization of DAC in the second quarter and first six months of 2004 was lower than the comparable periods in 2003 due to the decline in the segment’s credit business. Other operating expenses decreased from the second quarter and first six months of 2003 due to lower commissions and reductions in other general expenses. A $1.7 million third-party administrator receivable write-off in the first quarter of 2003 contributed to the decline in other general expenses in 2004. The remaining decrease in general expenses was primarily due to the outsourcing of the administration of a portion of the segment’s credit insurance business during 2003 and other cost saving initiatives.

        Loss ratios for credit insurance improved slightly over 2003 levels, primarily reflecting improved results in the dealer credit area. Service contract loss ratios for the current quarter and year-to-date have improved over prior year levels as a result of segment initiatives to increase pricing and tighten the underwriting and claims processes. Loss ratios for other products have declined significantly from the second quarter and first six months of 2003 primarily due to lower losses in the inventory protection product line.

        Sales of credit insurance through financial institutions rose 32.5% and 34.1% from levels achieved in the second quarter and first six months of 2003 primarily due to a third party administrator relationship. The increase in financial institution credit insurance sales is expected to decline as the third party administrator goes into runoff over the next year. These strong credit insurance sales results were partially offset by a decline in credit insurance sold through automobile dealers. Service contract sales rose slightly over 2003 levels reflecting modest increases in both vehicle and marine lines. The decrease in other product sales primarily reflects products sold in 2003 that the Company is no longer marketing.

Corporate and Other

        The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several lines of business which the Company is not actively marketing (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other during the first six months of 2004, and prior period segment data was restated to reflect the change.

        The following table summarizes results for this segment:

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               JUNE 30                                JUNE 30
                                                         2004          2003      CHANGE          2004        2003      CHANGE
                                                     ------------ ------------- --------     ----------- ------------ ---------

Operating income (loss)(1)                              $3,128     $(22,561)     $25,689      $ 7,433     $(21,601)    $29,034

Realized gains and losses - investments                 (3,100)      14,998      (18,098)       3,915       19,834     (15,919)
Realized gains and losses - derivatives                  3,251       (2,491)       5,742        3,188      (12,344)     15,532
                                                     ------------ ------------- --------     ----------- ------------ ---------
Income (loss) before income tax                         $3,279     $(10,054)     $13,333      $14,536     $(14,111)    $28,647
                                                     ============ ============= ========     =========== ============ =========

        (1) Includes settlements on interest rate swaps of $5,354 and $5,885 for the three months ended June 30, 2004 and 2003, respectively, and $10,229 and $11,519 for the six months ended June 30, 2004 and 2003, respectively.

        Operating income increased $25.7 million from the second quarter and $29.0 million from the first six months of 2003, as higher operating expenses were more than offset by reduced losses on runoff insurance lines and higher amounts of net investment income. During the second quarter of 2003, a $25.4 million charge was incurred to strengthen reserves in the runoff residual value business as the result of lower used vehicle price levels. For the current quarter, additional reserve strengthening of $3.0 million was taken on this line, while the surety block incurred reserve strengthening of $1.5 million and $4.0 million for the current quarter and first six months of 2004, respectively. Net investment income increased $5.9 million and $18.1 million versus the second quarter and first six months of 2003, reflecting increased participating mortgage income and higher amounts of unallocated capital. Higher overall expenses and lower amounts of income from interest rate swaps accounted for the remainder of the change in the current year’s results.

Realized Gains and Losses

        The following table sets forth realized investment gains and losses for the periods shown:

                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30                                JUNE 30
                                                          2004          2003      CHANGE          2004        2003     CHANGE
                                                      -------------------------------------------------------------------------

Fixed maturity gains                                   $  5,954      $28,836     $(22,882)      $25,852     $43,771   $(17,919)
Fixed maturity losses                                    (2,299)      (1,277)      (1,022)       (5,376)     (1,373)    (4,003)
Equity gains                                                825          368          457         1,390         368      1,022
Equity losses                                               (22)           0          (22)          (22)          0        (22)
Impairments on fixed maturity securities                 (2,523)           0       (2,523)       (2,723)    (15,935)    13,212
Impairments on equity securities                         (2,125)           0       (2,125)       (2,125)          0     (2,125)
Other                                                      (733)       1,597       (2,330)       (1,292)      1,515     (2,807)
                                                      -------------------------------------------------------------------------
     Total realized gains (losses) - investments      $    (923)     $29,524     $(30,447)      $15,704     $28,346   $(12,642)
                                                      =========================================================================

Foreign currency swaps                                 $ (1,799)     $17,858     $(19,657)     $(11,518)    $24,781   $(36,299)
Foreign currency adjustments on stable value
contracts                                                 1,934      (16,917)      18,851        11,924     (24,502)    36,426
Derivatives related to corporate debt                    (3,736)       3,297       (7,033)        3,163       5,188     (2,025)
Derivatives related to mortgage loan commitments         13,678      (12,499)      26,177         5,308     (17,533)    22,841
Derivatives related to various investments               (1,337)      12,595      (13,932)        4,946      11,520     (6,574)
                                                     -------------------------------------------------------------------------
     Total realized gains (losses) - derivatives       $  8,740     $  4,334     $  4,406      $ 13,823   $    (546)  $ 14,369
                                                      ========================================================================

        Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The overall decline in net realized investment gains for the current quarter and year-to-date, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of recently rising interest rates. Investment impairments for the first six months of 2004 were lower than 2003 as a result of significant improvement in the corporate credit environment and proactive portfolio management. Additional details on the Company’s investment performance and evaluation is provided in the section entitled “Liquidity and Capital Resources” included herein.

        Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains and losses on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The net change in the realized gains (losses) resulting from these securities in the second quarter and first six months of 2004 was $(0.8) million and $0.1 million, respectively. These changes were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company also uses interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities. Higher interest rates in the current quarter caused the 2004 results from these swaps to compare unfavorably with both the second quarter and first six months of 2003. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The higher net gains from these securities in the second quarter and first six months of 2004 were the result of interest rates moving higher in the current year.

        The Company also uses various swaps and options to mitigate risk related to certain other investments held by the Company. For the second quarter and first six months of 2004, a portion of the change, a $4.9 million decrease and $1.5 million decrease, respectively, in realized gains (losses) resulted from higher interest rates in 2004, which impacted the fair value of certain interest rate swaps and options. Further, the second quarter and first six months of 2003 reflected a $4.3 million gain and $4.6 million gain, respectively, from a total return swap that was not reflected in 2004 due to the implementation of FIN 46. An additional decrease of $4.7 million and $4.5 million for the second quarter and first six months of 2004, respectively, related to gains from embedded derivatives within certain bonds that matured in the second quarter of 2003, with no similar activity in 2004. For the first six months of 2004, realized gains (losses) improved by $4.2 million due to the impact of embedded derivatives within certain asset swaps that were called in the first quarter of 2004, with no similar activity in the first six months of 2003.

Recently Issued Accounting Standards

        In accordance with FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities”, the Company consolidated, as of and for the three months ended March 31, 2004, two real estate investment companies that the Company had previously reported as investments. The entities were consolidated based on the determination that the Company was the primary beneficiary. The consolidation resulted in the Company’s reported assets and liabilities increasing by $76.2 million with an immaterial impact on results of operations. See also Note G for further discussion of FIN 46.

        In January 2004, the Company adopted Statement of Position (SOP) 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The adoption of SOP 03-1 in the first quarter of 2004 resulted in a cumulative charge to net income of $10.1 million, net of income tax of $5.5 million ($0.14 per share on both a basic and diluted basis). The charge to net income includes a $10.0 million charge to recognize additional liabilities, including an adjustment to deferred policy acquisition costs, on certain universal life contracts. These additional liabilities are required due to a change in the pattern of recognition of mortality benefits called for by the SOP. In addition, the Company recorded a $0.1 million adjustment related to guaranteed minimum death benefits on its variable annuity products. See also Note K for further discussion of SOP 03-1.

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

        As of December 31, 2003, the Company consolidated a special-purpose entity, in accordance with FIN 46, whose investments are managed by the Company. These investments with a market value of $432.0 million at June 30, 2004, have been classified as “trading” securities by the Company.

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 2004, the Company’s fixed maturity investments had a market value of $13.3 billion, which is 2.2% above amortized cost of $13.0 billion. The Company had $2.8 billion in mortgage loans at June 30, 2004. While the Company’s mortgage loans do not have quoted market values, at June 30, 2004, the Company estimates the market value of its mortgage loans to be $2.9 billion (using discounted cash flows from the next call date), which is 3.6% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        At June 30, 2004, total bonds rated less than investment grade were 5.5% of invested assets.

        The following table shows the carrying values of the Company’s invested assets.

------------------------------------------------------------------------------------------------------------------------------
                                                                       JUNE 30, 2004                 DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------------------------------
($ in thousands)

Publicly-issued bonds                                              $11,373,046       64.3%         $11,377,474       65.3%
Privately issued bonds                                               1,919,155       10.9            1,975,273       11.3
Redeemable preferred stock                                               3,405        0.0                3,164        0.0
------------------------------------------------------------------------------------------------------------------------------
        Fixed maturities                                            13,295,606       75.2%          13,355,911       76.6%
Equity securities                                                       57,802        0.3               46,731        0.3
Mortgage loans                                                       2,836,683       16.1            2,733,722       15.7
Investment real estate                                                 107,163        0.6               18,126        0.1
Policy loans                                                           486,661        2.8              502,748        2.9
Other long-term investments                                            197,246        1.1              249,494        1.4
Short-term investments                                                 694,002        3.9              519,419        3.0
------------------------------------------------------------------------------------------------------------------------------
        Total investments                                          $17,675,163      100.0%         $17,426,151      100.0%
==============================================================================================================================

        Included in the above table are $417.0 million of fixed maturities and $15.0 million of short term investments at June 30, 2004 and $420.1 million of fixed maturities and $4.8 million of short term investments at December 31, 2003, classified by the Company as trading securities.

        Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1,919.2 million at June 30, 2004, representing 10.9% of the Company’s total invested assets.

Risk Management and Impairment Review

        The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company’s available for sale fixed maturities by credit rating at June 30, 2004.

----------------------------------------------------------------------------------------------------------------------------
    S&P or Equivalent                                                       Market Value                      Percent of
       Designation                                                                                            Market Value
----------------------------------------------------------------------------------------------------------------------------
    ($ in thousands)
    AAA                                                                      $  4,375,227                         34.0%
    AA                                                                            821,598                          6.4
    A                                                                           3,025,256                         23.5
    BBB                                                                         3,687,044                         28.6
----------------------------------------------------------------------------------------------------------------------------
       Investment grade                                                        11,909,125                         92.5%
----------------------------------------------------------------------------------------------------------------------------
    BB                                                                            684,101                          5.3
    B                                                                             244,619                          1.9
    CCC or lower                                                                   33,837                          0.3
    In or near default                                                              3,536                          0.0
----------------------------------------------------------------------------------------------------------------------------
       Below investment grade                                                     966,093                          7.5
----------------------------------------------------------------------------------------------------------------------------
    Redeemable preferred stock                                                      3,405                          0.0
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                    $ 12,878,623                        100.0%
============================================================================================================================

        Not included in the table above are $417.0 million of investment grade fixed maturities classified by the Company as trading securities.

        Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company’s ten largest fixed maturity exposures to an individual creditor group as of June 30, 2004.

                ---------------------------------------------------------------------------------------------
                              Creditor                                                      Market Value
                ---------------------------------------------------------------------------------------------
                                                                                            ($ in millions)

                     Citigroup                                                                   $74.8
                     Goldman Sachs                                                                72.6
                     FPL Group                                                                    72.2
                     Encana                                                                       71.5
                     Duke Energy                                                                  70.3
                     Wachovia                                                                     70.1
                     Berkshire Hathaway                                                           69.8
                     Dominion Resources                                                           65.7
                     Edison International                                                         65.5
                     Verizon                                                                      64.0
                ----------------------------------------------------------------------------------------------

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

        Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value. The Company generally considers a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures considered.

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

Unrealized Gains and Losses

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2004, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At June 30, 2004, the Company had an overall pretax net unrealized gain of $283.1 million.

        For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at June 30, 2004, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

----------------------------------------------------------------------------------------------------------------------------
                                      Estimated     % Market       Amortized      % Amortized    Unrealized     % Unrealized
                                     Market Value    Value          Cost            Cost           Loss            Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

‹= 90 days                           $3,839,107        85.0%      $3,960,769        84.0%         $(121,662)      61.7%
›90 days but ‹= 180 days                185,034         4.1          195,638         4.1            (10,604)       5.4
›180 days but ‹= 270 days                65,595         1.5           68,932         1.5             (3,337)       1.7
›270 days but ‹= 1 year                 160,131         3.5          173,483         3.7            (13,352)       6.8
›1 year but ‹= 2 years                  175,088         3.9          195,336         4.1            (20,248)      10.3
›2 years but ‹= 3 years                  28,362         0.6           36,053         0.8             (7,691)       3.9
›3 years but ‹= 4 years                   3,827         0.1            4,139         0.1               (312)       0.1
›4 years but ‹= 5 years                  12,633         0.3           13,953         0.3             (1,320)       0.7
›5 years                                 47,570         1.0           66,072         1.4            (18,502)       9.4
----------------------------------------------------------------------------------------------------------------------------
Total                                $4,517,347       100.0%      $4,714,375       100.0%         $(197,028)     100.0%
============================================================================================================================

        At June 30, 2004, securities with a market value of $48.3 million and $22.6 million of unrealized losses were issued in Company sponsored commercial mortgage loan securitizations, including $17.2 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

        The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at June 30, 2004, is presented in the following table.

---------------------------------------------------------------------------------------------------------------------------
                                    Estimated      % Market       Amortized      % Amortized     Unrealized     % Unrealized
                                    Market Value    Value            Cost            Cost           Loss            Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

Agency Mortgages                    $1,385,588        30.7%      $1,424,859         30.3%       $(39,271)         19.9%
Banking                                295,980         6.5           307,199          6.5          (11,219)          5.7
Basic Industrial                       125,627         2.8           131,345          2.8           (5,718)          2.9
Brokerage                              180,207         4.0           187,738          4.0           (7,531)          3.8
Capital Goods                           19,678         0.4            19,766          0.4              (88)          0.0
Communications                          90,214         2.0            97,679          2.1           (7,465)          3.8
Consumer Cyclical                       93,878         2.1            97,903          2.1           (4,025)          2.0
Consumer Noncyclical                   163,162         3.6           169,562          3.6           (6,400)          3.2
Electric                               843,724        18.7           883,716         18.7          (39,992)         20.4
Energy                                 156,179         3.5           163,323          3.5           (7,144)          3.6
Finance Companies                       66,605         1.5            67,328          1.4             (723)          0.4
Insurance                              174,754         3.9           182,779          3.9           (8,025)          4.1
Municipal Agencies                       5,943         0.1             5,992          0.1              (49)          0.0
Natural Gas                            288,291         6.4           303,636          6.4          (15,345)          7.8
Non-Agency Mortgages                   307,962         6.8           329,010          7.0          (21,048)         10.8
Other Finance                           90,792         2.0            98,318          2.1           (7,526)          3.8
Other Government
  Agencies                                 483         0.0               491          0.0               (8)          0.0
Other Utility                               21         0.0                44          0.0              (23)          0.0
Technology                              31,455         0.7            32,660          0.7           (1,205)          0.6
Transportation                         171,890         3.8           185,524          3.9          (13,634)          6.9
U. S. Government                        24,914         0.5            25,503          0.5             (589)          0.3
------------------------------------------------------------------------------------------------------------------------------
Total                               $4,517,347       100.0%       $4,714,375        100.0%       $(197,028)        100.0%
==============================================================================================================================

        The range of maturity dates for securities in an unrealized loss position at June 30, 2004 varies, with 6.2% maturing in less than 5 years, 69.3% maturing between 5 and 10 years, and 24.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at June 30, 2004.

-------------------------------------------------------------------------------------------------------------------------
        S&P or Equivalent          Estimated        % Market     Amortized       % Amortized    Unrealized     % Unrealized
           Designation            Market Value       Value          Cost             Cost          Loss            Loss
---------------------------------------------------------------------------------------------------------------------------
       ($ in thousands)
  AAA/AA/A                         $3,125,114         69.2%       $3,236,629        68.6%         $(111,515)       56.6%
  BBB                               1,119,936         24.8         1,168,925        24.8            (48,989)       24.9
----------------------------------------------------------------------------------------------------------------------------
  Investment grade                  4,245,050         94.0         4,405,554        93.4           (160,504)       81.5
----------------------------------------------------------------------------------------------------------------------------
  BB                                  138,745          3.1           149,258         3.2            (10,513)        5.3
  B                                   101,891          2.2           114,731         2.4            (12,840)        6.5
  CCC or lower                         31,661          0.7            44,832         1.0            (13,171)        6.7
----------------------------------------------------------------------------------------------------------------------------
  Below investment grade              272,297          6.0           308,821         6.6            (36,524)       18.5
----------------------------------------------------------------------------------------------------------------------------
Total                              $4,517,347        100.0%       $4,714,375       100.0%         $(197,028)      100.0%
============================================================================================================================

        At June 30, 2004, securities in an unrealized loss position that were rated as below investment grade represented 6.0% of the total market value and 18.5% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $28.8 million. Bonds in an unrealized loss position rated less than investment grade were 1.5% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

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

----------------------------------------------------------------------------------------------------------------------------
                                     Estimated       % Market     Amortized      % Amortized    Unrealized     % Unrealized
                                    Market Value       Value        Cost             Cost          Loss            Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

‹= 90 days                            $142,753         52.4%       $147,961          48.0%      $  (5,208)        14.3%
›90 days but ‹= 180 days                22,739          8.4          24,657           8.0           (1,918)         5.3
›180 days but ‹= 270 days                1,713          0.6           1,747           0.6              (34)         0.1
›270 days but ‹= 1 year                  4,076          1.5           4,482           1.5             (406)         1.1
›1 year but ‹= 2 years                  16,189          6.0          20,979           6.8           (4,790)        13.2
›2 years but ‹= 3 years                 26,302          9.6          32,401          10.4           (6,099)        16.8
›3 years but ‹= 4 years                  3,136          1.2           3,255           1.1             (119)         0.3
›4 years but ‹= 5 years                  7,783          2.9           8,001           2.6             (218)         0.6
›5 years                                47,270         17.4          64,889          21.0          (17,619)        48.3
----------------------------------------------------------------------------------------------------------------------------
Total                                 $271,961        100.0%       $308,372         100.0%        $(36,411)       100.0%
============================================================================================================================

        At June 30, 2004, below investment grade securities with a market value of $42.5 million and $16.4 million of unrealized losses were issued in Company sponsored commercial mortgage loan securitizations, most of which are in an unrealized loss position greater than five years. The Company does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

        Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. During the six months ended June 30, 2004, the Company recorded $4.8 million of pretax other-than-temporary impairments in its investments, as compared to $15.9 million in the six months ended June 30, 2003.

        As discussed earlier, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its positions as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of all but a specific portion of its investment portfolio as available for sale. During the six months ended June 30, 2004, the Company sold securities in an unrealized loss position with a market value of $164.7 million resulting in a realized loss of $5.4 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

----------------------------------------------------------------------------------------------------------------------------
                                              Proceeds         % Proceeds         Realized Loss          % Realized Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

‹= 90 days                                   $  10,098              6.1%              $(1,543)                  28.7%
›90 days but ‹= 180 days                             0              0.0                    (0)                   0.0
›180 days but ‹= 270 days                       79,518             48.3                (2,229)                  41.5
›270 days but ‹= 1 year                         74,358             45.6                (1,598)                  29.7
› 1 year                                           711              0.0                    (6)                   0.1
----------------------------------------------------------------------------------------------------------------------------
Total                                        $ 164,685            100.0%              $(5,376)                 100.0%
============================================================================================================================

Mortgage Loans

        The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At June 30, 2004 and December 31, 2003, the Company’s allowance for mortgage loan credit losses was $4.7 million.

        For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2004, approximately $412.6 million of the Company’s mortgage loans have this participation feature.

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may become less than prevailing interest rates. At June 30, 2004, the Company had outstanding mortgage loan commitments of $755.3 million at an average rate of 6.29%.

Liabilities

        Many of the Company’s products contain surrender charges and other features that reward persistency and penalizes the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At June 30, 2004, the Company had policy liabilities and accruals of $10.1 billion. The Company’s interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 4.5%.

        At June 30, 2004, the Company had $4.9 billion of stable value product account balances and $3.4 billion of annuity account balances.

Derivative Financial Instruments

        The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk. Combinations of interest rate swap contracts, futures contracts, and option contracts are used to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities, and the Company’s outstanding debt. Swap contracts are also used to alter the effective durations of assets and liabilities. The Company uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1,100.1 million during 2003. Cash outflows related to stable value contracts are estimated to be approximately $1,074.0 million in 2004. The Company’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

        The life insurance subsidiaries were committed at June 30, 2004, to fund mortgage loans in the amount of $755.3 million. The Company’s subsidiaries held $798.5 million in cash and short-term investments at June 30, 2004. The Company had an additional $1.0 million in cash and short-term investments available for general corporate purposes.

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

Capital

        At June 30, 2004, the Company had $9.0 million outstanding under its $200.0 million revolving line of credit due October 1, 2005, at an interest rate of 1.71%. On July 1, 2004, the Company borrowed an additional $75 million under the line of credit in connection with the redemption of the 7.95% 10-year Senior Notes. In addition, on July 30, 2004, the Company amended the line of credit agreement to extend the maturity to July 30, 2009 and to allow Protective Life Insurance Company to borrow amounts under the line.

        Protective Life Corporation’s cash flow is dependent on cash dividends from its subsidiaries, revenues from investment, data processing, legal and management services rendered to the subsidiaries, and investment income. At December 31, 2003, approximately $529.8 million of consolidated share-owners’ equity, excluding net unrealized investment gains and losses, represented net assets of the Company’s insurance subsidiaries that cannot be transferred to the Company. In addition, the states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends to the Company.

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

        On May 3, 2004, the Company’s Board of Directors authorized a $100 million share repurchase program, available through May 2, 2007. There has been no activity under this program, and future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital.

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

-----------------------------------------------------------------------------------------------------------------------------
                                                            2004          2005-2006          2007-2008         After 2008
-----------------------------------------------------------------------------------------------------------------------------
($ in thousands)

Long-term debt(a)                                         $ 75,000        $      9,000                           $299,231
Subordinated debt securities(b)                                                                                   324,743
Stable value products(c)                                   583,800           2,097,998        $1,408,345          831,021
Note payable                                                 2,218
Operating leases(d)                                          3,589              12,354            71,887            9,313
Mortgage loan commitments                                  755,350
Liabilities related to variable interest entities(e)       400,816              12,437            47,945           15,393
-----------------------------------------------------------------------------------------------------------------------------
(a)	Long-term debt includes all principle amounts owed on note agreements, and does not include interest payments due over the term of the notes.

(b)	Subordinated debt securities includes all principle amounts owed to non-consolidated special purpose finance subsidiaries of the Company, and does not include interest payments due over the term of the obligations.

(c)	Anticipated stable value products cash flows, excluding interest not yet accrued.

(d)	Includes all lease payments required under operating lease agreements.

(e)	Liabilities related to variable interest entities are not the legal obligations of the Company, but will be repaid with cash flows generated by the variable interest entities. The amounts represent scheduled principal payments.

        The table above excludes liabilities related to separate accounts of $2,314.8 million. Separate account liabilities represent funds maintained for contract holders who bear the related investment risk. These liabilities are supported by assets that are legally segregated and are not subject to claims that arise from other business activities of the Company. These assets and liabilities are separately identified on the consolidated balance sheets of the Company. The table also excludes future cash flows related to certain insurance liabilities due to the uncertainty with respect to the timing of the cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II

Item 2. Changes in Securities and Use of Proceeds

        During the quarter ended June 30, 2004, the Company issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)     On April 28, 2004, the Company issued 825 shares of Common Stock, par value $.50 per share.

(b)     No underwriters participated. The shares were issued to nonemployee Directors of the Company as follows:

                                            Vanessa Leonard                     75 shares
                                            J. Gary Cooper                      750 shares

(c)      The shares were issued in partial payment of the Directors’ retainer fee.

(d)      Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Share Owners was held on May 3, 2004. Shares entitled to vote at the Annual Meeting totaled 69,291,140 of which 61,769,655 shares were represented. The number of shares entitled to vote was determined as of March 5, 2004.

        At the Annual Meeting the following directors were elected. The number of shares cast for and authorization withheld for each nominee is shown below.

                                                                                       Authorization
                                                                   For                   Withheld
                                                        -------------------------------------------------

                  John J. McMahon, Jr.                           59,996,160                1,773,496
                  James S. M. French                             58,949,050                2,820,606
                  John D. Johns                                  59,720,162                2,049,494
                  Donald M. James                                58,814,385                2,955,271
                  J. Gary Cooper                                 59,791,677                1,977,979
                  H. Corbin Day                                  58,840,911                2,928,744
                  W. Michael Warren, Jr.                         59,983,644                1,786,011
                  Malcolm Portera                                60,991,141                  778,514
                  Thomas L. Hamby                                61,012,691                  756,964
                  Vanessa Leonard                                60,983,108                  786,547
                  William A. Terry                               61,008,308                  761,347

        At the Annual Meeting, share owners also approved two proposals. The first proposal was to approve the Company’s Stock Plan for Non-Employee Directors. Shares voting for this proposal were 49,784,673 shares, voting against were 4,917,776, and shares abstaining were 372,667.

        Additionally, share owners approved a proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accountants for the Company and its subsidiaries for 2004. Shares voting for this proposal were 59,093,240, shares voting against were 2,612,765, and shares abstaining were 63,650.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 10 — Stock Plan for Non-Employee Directors of Protective Life Corporation (Effective May 3, 2004)

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

        Exhibit 31(b) – Certification Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32(a) — Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32(b) — Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 99 – Safe Harbor for Forward-Looking Statements.

  (a)  The following Forms 8-K were filed or furnished to the Securities and Exchange Commission during the three months ended June 30, 2004:

        A Form 8-K was furnished under Item 12 to the Securities and Exchange Commission on May 4, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              PROTECTIVE LIFE CORPORATION

Date:      August 9, 2004                                     /s/ Steven G. Walker
                                                              Steven G. Walker
                                                              Senior Vice President, Controller
                                                              and Chief Accounting Officer
                                                              (Duly authorized officer)