Form 10-K
period 2004-12-31
PROTECTIVE LIFE CORP
filed 2005-03-16
CIK 355429

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

For the fiscal year ended December 31, 2004	Commission File Number 1-12332

PROTECTIVE LIFE CORPORATION

(Exact name of Registrant as specified in its charter)

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223

(Address of principal executive offices, including zip code)

DELAWARE	95-2492236
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identifcation No.)

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

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of June 30, 2004: $2,606,119,174

Number of shares of Common Stock, $0.50 Par Value, outstanding as of February 25, 2005: 69,608,132

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement prepared for the 2005 annual meeting of share owners, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I

Item 1.       Business.....................................................................................

Item 2.       Properties...................................................................................

Item 3.       Legal Proceedings............................................................................

Item 4.       Submission of Matters to a Vote of Share-Owners..............................................

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

Item 9A.      Controls and Procedures......................................................................

Item 9B.      Other Information............................................................................

                                                               PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................

Item 11.      Executive Compensation.......................................................................

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management and Related Share-Owner Matters.................................................

Item 13.      Certain Relationships and Related Transactions...............................................

Item 14.      Principal Accountant Fees and Services.......................................................

                                                                PART IV

Item 15.      Exhibits and Financial Statement Schedules...................................................
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

        Copies of the Company’s Proxy Statement and 2004 Annual Report to Share-Owners will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Share-Owner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3573, FAX (205) 268-5547. Copies may also be requested through the Internet from the Company’s Worldwide Web Site (www.protective.com). The Company makes periodic and current reports available free of charge on its website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information incorporated herein by reference is also electronically accessible through the Internet from the “EDGAR Database of Corporate Information” on the Securities and Exchange Commission’s World Wide Web site (www.sec.gov).

        The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products and Asset Protection. The Company also has an additional segment referred to as Corporate and Other. The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and makes adjustments to its segment reporting as needed.

        Additional information concerning the Company’s business segments may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 10 to Consolidated Financial Statements included herein.

        In the following paragraphs, the Company reports sales and new capital invested. These statistics are used by the Company to measure the relative progress of its marketing and acquisition efforts. These statistics were derived from the Company’s various sales tracking and administrative systems and were not derived from the Company’s financial reporting systems or financial statements. These statistics attempt to measure some of the many factors that may affect future profitability, and therefore are not intended to be predictive of future profitability.

Life Marketing

        The Life Marketing segment markets traditional life insurance products, including level premium term and term-like insurance and universal life insurance. The segment also markets variable universal life and “bank owned life insurance” (BOLI) products. All of these products are marketed on a national basis. The segment uses several methods of distribution for its products. One distribution system is comprised of brokerage general agencies who recruit a network of independent life agents. The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers. Also, the Company markets BOLI through an independent marketing organization that specializes in the BOLI market. The segment also distributes life insurance products through stockbrokers and banks, and through worksite arrangements.

        The following table shows the Life Marketing segment’s sales measured by new premium.

                                     Year Ended
                                     December 31                            Sales
                        ________________________________________________________________________
                                                                    (dollars in millions)

                                        2000                               $161.1
                                        2001                                163.5
                                        2002                                224.1
                                        2003                                289.6
                                        2004                                261.7
                        ________________________________________________________________________

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

                            Year Ended                  Number of                  Capital
                            December 31               Transactions                 Invested
                    _______________________________________________________________________________
                                                                            (dollars in millions)

                               2001                         2                      $247.8
                               2002                         1                        60.0
                    _______________________________________________________________________________

        In 2001, the Company coinsured a block of individual life policies from Standard Insurance Company, and acquired the stock of Inter-State Assurance Company (Inter-State) and First Variable Life Insurance Company (First Variable) from ILona Financial Group, Inc., the U.S. subsidiary of Irish Life & Permanent plc of Dublin, Ireland. In 2002, the Company coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company. Although acquisition opportunities were investigated, no transactions were completed in 2000, 2003 or 2004.

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

                 Year Ended                Fixed                   Variable                     Total
                December 31              Annuities                 Annuities                  Annuities
         _____________________________________________________________________________________________________
                                                              (dollars in millions)

                    2000                   $635                      $257                      $892
                    2001                    689                       263                       952
                    2002                    628                       325                       953
                    2003                    164                       350                       514
                    2004                    443                       283                       726
         _____________________________________________________________________________________________________

Stable Value Products

        The Company’s Stable Value Products segment markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments and money market funds, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. During 2003, the Company registered a funding agreement-backed notes program with the SEC. Through this program, the Company is able to offer notes to both institutional and retail investors. The segment’s funding agreement-backed notes complement the Company’s overall asset-liability management in that the terms of the funding agreements may be tailored to the needs of Protective Life Insurance Company as the seller of the funding agreements, as opposed to the needs of the buyer.

        The segment also markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans. GICs are generally contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options available to plan participants.

        The Company’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution and administration costs. Most GIC contracts and funding agreements written by the Company have maturities of three to ten years.

        The following table shows the stable value products sales.

        Year Ended                              Funding
       December 31              GICs           Agreements        Total
____________________________________________________________________________
                                         (dollars in millions)
           2000                $418             $  801          $1,219
           2001                 409                637           1,046
           2002                 267                888           1,155
           2003                 275              1,333           1,608
           2004                  59              1,524           1,583
____________________________________________________________________________

        The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of new sales.

Asset Protection

        The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. The segment’s products are primarily marketed through a national network of 2,500 automobile and marine dealers. The Asset Protection segment has also offered credit insurance through banks and consumer finance companies. During 2004, the residual value and surety lines were moved from the Asset Protection segment to the Corporate and Other segment.

        The Company is the fourth largest independent writer of credit insurance in the United States according to industry surveys. These policies cover consumer loans made by financial institutions located primarily in the southeastern United States and automobile dealers throughout the United States.

        The following table shows the insurance and related product sales measured by new premium.

                                     Year Ended
                                    December 31                             Sales
                        ________________________________________________________________________
                                                                    (dollars in millions)

                                        2000                               $506.8
                                        2001                                500.1
                                        2002                                467.8
                                        2003                                472.4
                                        2004                                460.3
                        ________________________________________________________________________

        In 2004, approximately 59% of the segment’s sales were through the automobile dealer distribution channel, and approximately 44% of the segment’s sales were extended service contracts. A portion of the sales and resulting premium are reinsured with producer-owned reinsurers.

Corporate and Other

        The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other business segments described above (including net investment income on unallocated capital and interest on all debt). This segment also includes earnings from several non-strategic lines of business (mostly cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The earnings of this segment may fluctuate from year to year.

Investments

        The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Notes 1 and 2 to the Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        A significant portion of the Company’s bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates. The Company has not invested in the higher risk tranches of mortgage-backed securities (except mortgage-backed securities issued in securitization transactions sponsored by the Company). In addition, the Company has entered into derivatives to offset the volatility in the market value of its mortgage-backed securities.

        The table below shows a breakdown of the Company’s mortgage-backed securities portfolio by type at December 31, 2004. Planned amortization class securities (PACs) pay down according to a schedule. Non-Accelerated Securities (NAS) receive no principal payments in the first five years, after which NAS receive an increasing percentage of pro rata principal payments until the tenth year, after which NAS receive principal as principal of the underlying mortgages is received. Each of these types of structured mortgage-backed securities give the Company some measure of protection against both prepayment and extension risk.

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

                                                                       Percentage of
                                                                      Mortgage-Backed
                                           Type                         Securities
                             ________________________________________________________________

                                    PAC                                   41.6%
                                    Sequential                            38.1
                                    Pass Through                          11.4
                                    CMBS                                   5.8
                                    NAS                                    1.3
                                    Accretion Directed                     1.8
                             ________________________________________________________________
                                                                         100.0%
                             ________________________________________________________________

        The Company obtains ratings of its fixed maturities from Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Corporation (S&P). If a bond is not rated by Moody’s or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 2004, over 99% of bonds were rated by Moody’s, S&P, or the NAIC.

        The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31, 2004, is as follows:

                                                                     Percentage of Fixed
                                              Rating                Maturity Investments
                                 __________________________________________________________

                                          AAA                              35.9%
                                          AA                                6.2
                                          A                                22.2
                                          BBB                              28.9
                                          BB or less                        6.8
                                 __________________________________________________________
                                                                          100.0%
                                 __________________________________________________________

        At December 31, 2004, approximately $13.4 billion of the Company’s $14.4 billion bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $977.2 million of its fixed maturities portfolio was rated less than investment grade, of which $427.4 million were bank loan participations and $63.4 million were securities issued in Company-sponsored commercial mortgage loan securitizations. The Company has increased its investment in bank loan participations over the last three years to take advantage of market conditions.

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

        The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 2004 was $4.0 million. The average size mortgage loan in the Company’s portfolio is approximately $2.4 million. The largest single loan amount is $22.6 million.

        The following table shows a breakdown of the Company’s mortgage loan portfolio by property type at December 31, 2004:

                                                                     Percentage of
                                                                    Mortgage Loans
                                      Property Type                 on Real Estate
                               __________________________________________________________

                                      Retail                             70.7%
                                      Apartments                         10.2
                                      Office Buildings                    9.2
                                      Warehouses                          8.4
                                      Other                               1.5
                               __________________________________________________________
                                                                        100.0%
                               __________________________________________________________

        Retail loans are generally on strip shopping centers anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company’s borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are the largest anchor tenants (measured by the Company’s exposure) at December 31, 2004:

                                                                        Percentage of
                                                                        Mortgage Loans
                                       Anchor Tenants                   on Real Estate
                            _________________________________________________________________

                                  Ahold Corporation                         2.7%
                                  Wal-Mart Stores, Inc.                     2.4
                                  Walgreen Corporation                      2.4
                                  Food Lion, Inc.                           2.2
                                  CVS Drugs, Inc.                           1.6
                            _________________________________________________________________

        The Company’s mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property’s projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $439.8 million of the Company’s mortgage loans have this participation feature.

        Many of the Company’s mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

        At December 31, 2004, $10.8 million or 0.4% of the mortgage loan portfolio was nonperforming. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

        In 1996, the Company sold approximately $554 million of its mortgage loans in a securitization transaction. In 1997, the Company sold approximately $445 million of its loans in a second securitization transaction. In 1998, the Company securitized $146 million of its mortgage loans and in 1999 the Company securitized $263 million. The securitizations’ senior tranches were sold, and the Company retained the junior tranches. The Company continues to service the securitized mortgage loans. At December 31, 2004, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $265.1 million.

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

        The following table shows the investment results from continuing operations of the Company.

________________________________________________________________________________________________________________________
                      Cash, Accrued                                Percentage              Realized Investment
                       Investment                                   Earned on              Gains (Losses)
                       Income, and                                 Average of         Derivative
   Year Ended        Investments at         Net Investment          Cash and          Financial         All Other
   December 31         December 31              Income             Investments       Instruments       Investments
________________________________________________________________________________________________________________________
                                                (dollars in thousands)

     2000               $10,419,217          $   730,149                7.6%           $ 9,013           $(16,056)
     2001                13,604,102              880,141                7.3             (1,114)            (8,740)
     2002                15,765,420            1,022,953                7.0             28,308                910
     2003                17,752,081            1,030,752                6.4             12,550             58,064
     2004                19,712,244            1,084,217                6.1             19,591             28,305
________________________________________________________________________________________________________________________
Life Insurance in Force

        The following table shows life insurance sales by face amount and life insurance in force.

                                                                    Year Ended December 31
                                       _________________________________________________________________________________
                                            2004            2003             2002             2001            2000
________________________________________________________________________________________________________________________
                                                                    (dollars in thousands)
New Business Written
   Life Marketing                        $77,825,229    $102,154,269     $ 67,827,198    $  40,538,738     $ 45,918,373
   Group Products(1)                          92,324          67,405           44,567          123,062          143,192
   Asset Protection                       24,117,969       6,655,790        4,516,350        5,917,047        7,052,106
________________________________________________________________________________________________________________________
     Total                              $102,035,522    $108,877,464     $ 72,388,115    $  46,578,847     $ 53,113,671
________________________________________________________________________________________________________________________
Business Acquired
   Acquisitions                                                          $  3,859,788    $  19,992,424
   Asset Protection                                                                                        $  2,457,296
________________________________________________________________________________________________________________________
     Total                                                               $  3,859,788    $  19,992,424     $  2,457,296
________________________________________________________________________________________________________________________
Insurance in Force at End of Year(2)
   Life Marketing                       $363,259,155    $305,939,864     $225,667,767    $ 159,485,393     $129,502,305
   Acquisitions                           30,807,264      30,755,635       27,372,622       36,856,042       20,133,370
   Group Products(1)                       2,289,785         710,358        5,015,636        5,821,744        7,348,195
   Asset Protection                       11,982,272       9,088,963       12,461,564       12,094,947       13,438,226
________________________________________________________________________________________________________________________
     Total                              $408,338,476    $346,494,820     $270,517,589    $ 214,258,126     $170,422,096
________________________________________________________________________________________________________________________

(1) On December 31, 2001, the Company  completed the sale of substantially  all of its Dental Division,  with which the group products are associated.
(2) Reinsurance assumed has been included; reinsurance ceded (2004 - $353,881,281; 2003 - $292,740,795; 2002 -
    $219,025,215; 2001-$171,449,182; 2000-$128,374,583) has not been deducted.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

                                     __________________________________________________
                                                                        Ratio of
                                             Year Ended                Voluntary
                                             December 31              Terminations
                                     __________________________________________________
                                                2000                     5.8%
                                                2001                     7.4
                                                2002                     4.7
                                                2003                     4.1
                                                2004                     4.6
                                     __________________________________________________

        The amount of investment products in force is measured by account balances. The following table shows stable value product and annuity account balances. Most of the variable annuity account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

   __________________________________________________________________________________________________________________
                                 Stable                Modified
         Year Ended              Value                Guaranteed                 Fixed                Variable
        December 31             Products               Annuities               Annuities              Annuities
   __________________________________________________________________________________________________________________
                                                 (dollars in thousands)

            2000               $3,177,863            $1,384,027              $   330,428             $2,043,878
            2001                3,716,530             1,883,998                1,143,394              2,131,476
            2002                4,018,552             2,390,440                  955,886              1,864,993
            2003                4,676,531             2,286,417                  851,165              2,388,033
            2004                5,562,997             2,406,426                  753,832              2,612,077
   __________________________________________________________________________________________________________________

        Fixed annuity account balances increased in 2001 due to the acquisition of Inter-State and First Variable.

Underwriting

        The underwriting policies of the Company’s insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, rated, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50. In the case of “simplified issue” policies, which are issued primarily through the Asset Protection segment and the Life Marketing segment in the payroll deduction market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than “simplified issue” policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for evaluation of the substandard risk.

        The Company’s insurance subsidiaries generally require blood samples to be drawn with individual insurance applications above certain face amounts based on the applicant’s age, except in the worksite and BOLI markets where limited blood testing is required. Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

Reinsurance Ceded

        The Company’s insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. Currently, in the individual lines the Company will not retain more than $500,000, including accidental death benefits, on any one life. In many cases the retention is less. The Company is currently evaluating the retention limits for its life insurance business and may consider changing the retention levels currently in place. At December 31, 2004, the Company had insurance in force of $408.3 billion of which approximately $353.9 billion was ceded to reinsurers.

        During 2004, the life reinsurance market continued the process of consolidation and tightening, resulting in a higher net cost of reinsurance for much of the Company’s life insurance business. The Company has also been challenged by changes in the reinsurance market which have impacted management of capital, particularly in the Company’s term life business which is required to hold reserves pursuant to regulation Triple X. The Company made significant progress during 2004 on a capital markets reinsurance strategy designed to enhance the Company’s ability to manage the cost of its reinsurance as well as its capital. The Company expects to have a capital markets structure in place during 2005.

        The Company also has used reinsurance to reinsure fixed annuities in conjunction with the acquisition of two small insurers and for reinsuring guaranteed minimum death benefit (GMDB) claims in its variable annuity contracts.

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

        The policy liabilities and accruals carried in the Company’s financial reports presented on the basis of accounting principles generally accepted in the United States of America (GAAP) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are generally carried in the Company’s financial reports at the account value of the policy or contract plus accrued interest.

Federal Income Tax Consequences

        Existing federal laws and regulations affect the taxation of the Company’s products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. Congress has from time to time considered proposals that, if enacted, would have had an adverse impact on the federal income tax treatment of such products, or would have increased the tax-deferred status of competing products. In addition, life insurance products are often used to fund estate tax obligations. Legislation has recently been enacted that would over time, reduce and eventually eliminate the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. The Company cannot predict what tax initiatives may be enacted which could adversely affect the Company.

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

        Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in a memorandum account designated as “Policyholders’ Surplus” to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders’ Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 2004, the aggregate accumulation in the Policyholders’ Surplus account was $70.5 million. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts. Legislation was enacted in 2004 which will suspend application of this provision for tax years 2005 and 2006.

Competition

        Life and health insurance is a mature and highly competitive industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company, as well as competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

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

Regulation

        The Company’s subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the Company’s business, which may include premium rates, policy reserve levels, marketing practices, advertising, privacy, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC) as modified by the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view; for example, requiring immediate expensing of policy acquisition costs and use of more conservative computations of policy liabilities. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 2004 statutory financial reports, the Company’s insurance subsidiaries are adequately capitalized under the formula.

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

        Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s financial strength. The Company’s insurance subsidiaries were assessed immaterial amounts in 2004, which will be partially offset by credits against future state premium taxes.

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

        The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to Protective Life Corporation by Protective Life in 2005 is estimated to be $231.6 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company’s insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

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

Employees

        At December 31, 2004 the Company had approximately 2,307 authorized and 2,272 filled positions, including approximately 1,295 in Birmingham, Alabama. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2004 was approximately $9.3 million. In addition, substantially all of the employees are covered by a defined benefit pension plan. The Company also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note 11 to Consolidated Financial Statements.

Executive Officers

        The executive officers of the Company as of March 7, 2005 are as follows:

              Name                    Age                                       Position
John D. Johns                         53       Chairman of the Board, President, Chief Executive Officer, and a Director
R. Stephen Briggs                     55       Executive Vice President, Life and Annuity
Allen W. Ritchie                      47       Executive Vice President and Chief Financial Officer
Richard J. Bielen                     44       Senior Vice President, Chief Investment Officer and Treasurer
Brent E. Griggs                       49       Senior Vice President, Asset Protection
J. William Hamer, Jr.                 60       Senior Vice President and Chief Human Resources Officer
Thomas Davis Keyes                    52       Senior Vice President, Information Services
Carolyn King                          54       Senior Vice President, Acquisitions
Deborah J. Long                       51       Senior Vice President, Secretary and General Counsel
Wayne E. Stuenkel                     51       Senior Vice President and Chief Actuary
Carl S. Thigpen                       48       Senior Vice President, Chief Mortgage and Real Estate Officer
Steven G. Walker                      45       Senior Vice President, Controller, and Chief Accounting Officer
Judy Wilson                           46       Senior Vice President, Stable Value Products
Douglas K. Adam                       54       President, Empire General Life Assurance Corporation; President, West
                                               Coast Life Insurance Company

        All executive officers are elected annually and serve at the pleasure of the Board of Directors. None of the executive officers are related to any director of the Company or to any other executive officer.

     Mr. Johns has been Chairman of the Board of the Company since February 2003, and President and Chief Executive Officer of the Company since December 2001. He has been a Director of the Company since May 1997. He was President and Chief Operating Officer of the Company from August 1996 until December 2001. Mr. Johns has been employed by the Company and its subsidiaries since 1993.

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

     Mr. Griggs has been Senior Vice President, Asset Protection Division of the Company since February 2003. He served as Vice President, Operations of the Asset Protection Division of Protective Life Insurance Company from January 1998 to February 2003. Mr. Griggs has been employed by the Company and its subsidiaries since 1997.

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

     Mr. Adam has been President of Empire General Life Assurance Corporation since April 1999 and President of West Coast Life Insurance Company since February 2005. Mr. Adam has been employed by the Company and its subsidiaries since 1991.

        Certain of these executive officers also serve as executive officers and/or directors of various other Company subsidiaries.

Item 2. Properties

        The Company’s Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976, a second contiguous 220,000 square-foot building which was completed in 1985, and a third contiguous 315,000 square-foot building that was completed in January 2003. In addition, parking is provided for approximately 2,760 vehicles. The Company owns each of the properties except for the third building which is currently leased.

        The Company leases administrative and marketing office space in approximately 25 cities, including approximately 33,571 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $6.0 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 2004 to a vote of security holders of the Company.

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

                 __________________________________________________________________________________
                                                                         Range
                                                                 _______________________

                                                                    High        Low       Dividends
                 __________________________________________________________________________________

                 2003
                   First Quarter.............................       $29.27      $24.71        $.15
                   Second Quarter............................        30.14       25.99         .16
                   Third Quarter.............................        30.75       26.84         .16
                   Fourth Quarter............................        34.22       30.47         .16
                 __________________________________________________________________________________
                 2004
                   First Quarter.............................        38.25       33.94         .16
                   Second Quarter............................        39.14       35.49         .175
                   Third Quarter.............................        40.39       35.84         .175
                   Fourth Quarter............................        42.92       36.60         .175
                 __________________________________________________________________________________

        On February 23, 2005, there were approximately 1,990 owners of record of Company Common Stock.

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

The following table provides information regarding the common stock of the Company that is authorized for issuance under various equity compensation plans as of December 31, 2004.

                                  Securities Authorized for Issuance Under Equity Compensation Plans
_______________________________________________________________________________________________________________
                                                                                      Number of securities
                                                                                    remaining available for
                            Number of securities to be      Weighted-average         future issuance under
                              issued upon exercise of       exercise price of      equity compensation plans
                               outstanding options,       outstanding options,       (excluding securities
                                warrants and rights        warrants and rights      reflected in column (a))
      Plan category                     (a)                        (b)                        (c)
_______________________________________________________________________________________________________________
Equity compensation plans
approved by share owners             2,842,876(1)                 $25.01(2)                 3,964,286(3)
Equity compensation plans
not approved by share
owners                                 991,763(4)            Not Applicable            Not Applicable(5)
_______________________________________________________________________________________________________________
Total                                3,834,639(1)(4)              $25.01(2)                 3,964,286(3)(6)
_______________________________________________________________________________________________________________

(1)  Includes (a) 1,438,979  shares of common stock issuable with respect to outstanding  stock  appreciation  rights ("SARs")  granted under the Long-Term  Incentive  Plan, and 580,000  shares of common stock issuable with respect to outstanding  SARs granted under the Company's  1996 Stock  Incentive Plan (assuming for this purpose that one share of common stock will be issued with respect to each  outstanding  SAR);  and (b) 823,897 shares of common stock  issuable with respect to  outstanding  performance  share awards granted under the Long-Term Incentive Plan (assuming maximum earn-out of the awards).
(2)  Based on exercise prices of outstanding SARs.
(3)  Represents (a) 3,864,286 shares of common stock available for future issuance under the Long-Term  Incentive Plan; and (b) 100,000 shares of common stock available for future issuance under the Stock Plan for Non-Employee Directors.
(4)  Includes  (a) 76,568  shares of common  stock  issuable  with  respect to stock  equivalents  pursuant to the  Company's  Deferred
     Compensation Plan for Directors Who Are Not Employees of the Company;  (b) 700,014 shares of common stock issuable with respect to stock  equivalents  pursuant to the Company's  Deferred  Compensation  Plan for Officers;  and (c) 215,180  shares of common stock issuable with respect to stock equivalents  pursuant to the Company's  Deferred  Compensation Plan for Sales Managers,  Agents and
     Representatives.
(5)  The plans listed in Note 4 do not currently  have limits on the number of shares of common stock  issuable  thereunder.  The total number of shares of common stock that may be issuable  thereunder will depend upon,  among other factors,  the deferral  elections made by participants in such plans.
(6)  Plus any shares that become issuable under the plans listed in (4) above.

Item 6. Selected Financial Data

                                                                                                               Year Ended December 31
                                                                                      _________________________________________________________________________
                                                                                           2004            2003           2002           2001          2000
                                      _________________________________________________________________________________________________________________________
                                                                                                  (dollars in thousands, except per share amounts)
                                      INCOME STATEMENT DATA(3)
                                      Premiums and policy fees                         $ 1,841,296     $1,670,312     $ 1,561,717    $1,389,820    $1,175,898
                                      Reinsurance ceded                                 (1,142,644)      (934,435)       (751,396)     (771,151)     (686,108)
                                      _________________________________________________________________________________________________________________________
                                          Net of reinsurance ceded                         698,652        735,877         810,321       618,669       489,790
                                      Net investment income                              1,084,217      1,030,752       1,022,953       880,141       730,149
                                      Realized investment gains (losses)
                                          Derivative financial instruments                  19,591         12,550          28,308        (1,114)        9,013
                                          All other investments                             28,305         58,064             910        (8,740)      (16,056)
                                      Other income                                         157,810        120,282         100,196       120,647       151,833
                                      _________________________________________________________________________________________________________________________
                                          Total revenues                                 1,988,575      1,957,525       1,962,688     1,609,603     1,364,729
                                      Benefits and expenses                              1,603,374      1,632,113       1,697,645     1,400,007     1,153,054
                                      Income tax expense                                   134,820        108,362          87,688        68,538        74,321
                                      Income (loss) from discontinued operations(1)                                                     (30,522)       16,122
                                      Change in accounting principle(2)                    (15,801)                                      (7,593)
                                      _________________________________________________________________________________________________________________________
                                      Net income                                       $   234,580     $  217,050     $   177,355    $  102,943    $  153,476
                                      _________________________________________________________________________________________________________________________

                                      PER SHARE DATA(3)
                                      Net income from continuing
                                         operations(4) - basic                               $3.34          $3.10           $2.54          $2.02        $2.09
                                      Net income - basic                                     $3.34          $3.10           $2.54          $1.48        $2.33
                                      Average shares outstanding - basic                70,299,470     70,033,288      69,923,955     69,410,525   65,832,349
                                      Net income from continuing
                                         operations(4) - diluted                             $3.30          $3.07           $2.52          $2.01        $2.08
                                      Net income  - diluted                                  $3.30          $3.07           $2.52          $1.47        $2.32
                                      Average shares
                                         outstanding - diluted                          71,064,539     70,644,642      70,462,797     69,950,173   66,281,128
                                      Cash dividends                                        $0.685          $0.63           $0.59          $0.55        $0.51
                                      Share-owners' equity                                  $31.19         $29.02          $25.06         $20.42       $17.26
                                      _________________________________________________________________________________________________________________________

                                       (1)Income  from  discontinued  operations  in 2001  includes  loss on sale of  discontinued  operations  and loss  from discontinued operations, net of income tax.
                                       (2)Cumulative effect of change in accounting principle,  net of income tax - amount in 2004 relates to SOP 03-1; amount in 2001 relates to SFAS No. 133.
                                       (3)Prior periods have been restated to reflect discontinued operations.
                                       (4)Net income excluding change in accounting principle and income (loss) from discontinued operations.

                                                                                December 31
                                                 ________________________________________________________________________
                                                      2004           2003            2002           2001         2000
_________________________________________________________________________________________________________________________
                                                                (dollar in thousands)
BALANCE SHEET DATA
Total assets                                     $ 27,211,378   $ 24,517,615   $ 21,893,403    $19,718,824   $15,145,633
Total long-term debt                             $    451,433   $    461,329   $    406,110    $   376,211   $   306,125
Total stable value contract and annuity
    account balances(5)                          $  5,725,172   $  4,847,518   $  4,198,070    $ 3,907,892   $ 3,385,092
Liabilities related to variable interest
entities                                         $    482,434   $    400,000
Subordinated debt securities                     $    324,743   $    221,650   $    215,000    $   175,000   $   190,000
Shares-owners' equity                            $  2,166,327   $  2,002,144   $  1,720,702    $ 1,400,144   $ 1,114,058
_________________________________________________________________________________________________________________________

 (5)Includes  stable  value  contract  account  balances  and annuity  account  balances  which do not pose  significant mortality risk.

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

OVERVIEW

        Protective Life Corporation (the Company) is a holding company whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. The Company operates five business segments: Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. In addition, the Company has another segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest expense on all debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business.

        The Company achieved strong growth in earnings in 2004 despite numerous challenges that existed across the financial services industry. Historically low interest rates continued to create a challenge for the Company’s products that generate investment spread profits, such as fixed annuities and stable value contracts. However, active management of crediting rates on these products allowed the Company to minimize spread compression effects. Strong competitive pressures on pricing, particularly in the Company’s life insurance business, continued to present a challenge from a new sales perspective. However, the Company’s continued focus on delivering value to consumers and broadening its base of distribution allowed for solid life insurance, annuity, and stable value product sales during the year. The life reinsurance market continued the process of consolidation and tightening in 2004. This continues to present the Company with challenges from both a new product pricing and capital management perspective. The Company made progress during 2004 in developing a capital markets reinsurance solution to support the sale of new term life business, and will continue to focus on this issue in 2005.

        The Life Marketing segment achieved solid growth in earnings, despite the expected decline in overall sales for the year and the negative impact from adopting Statement of Position (SOP) 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. SOP 03-1 affects the timing of the recognition of mortality benefits for universal life products and not the overall profits from these products. The segment continued to focus on strengthening its relationships with high quality distributors of life insurance products. Sales made through the stockbroker and independent agent channels increased 27% and 11%, respectively. Sales from the brokerage distribution channel declined by 13.7%, as expected. Results for 2004 benefited from improved mortality, which was approximately $4 million better than 2003 levels.

        Operating income in the Acquisitions segment declined in 2004, as no new acquisitions were completed and the earnings from previously acquired blocks declined, as expected. The segment continued to actively pursue acquisitions in 2004; however, no transactions were identified that fit the Company’s strategic and pricing guidelines. The Company’s acquisition capabilities have historically given the Company a unique competitive advantage, and this group is well positioned both in terms of capital and administrative capacity to pursue additional acquisitions in 2005.

        Earnings in the Annuities segment increased over 23% in 2004, as a result of significantly higher sales of fixed annuities and improvement in the equity markets. Growth in equity markets translated into improved earnings as fee income based on variable account values increased and claims expense for variable annuity guaranteed minimum death benefits declined. The segment actively managed the rates offered on its fixed annuity products to minimize the effects of lower interest rates on earnings.

        Stable Value Products achieved significant growth in operating income in 2004 as a result of strong sales and improvement in operating spreads. The successful introduction of the registered funding agreement-backed notes program in late 2003 provided a new and diverse source of funding and drove the strong sales in 2004. Proactive management and maturing higher-cost liabilities allowed for an expansion in spreads of 11 basis points.

        The Asset Protection segment continued to show improvement in its results, driven primarily by improved loss ratios and proactive expense management. Price increases implemented over the last three years and changes made to improve the underwriting process have paid off by reducing average claims cost. Restructuring actions taken in 2003 enabled the segment to reduce operating expenses by a significant margin and are now in line with the segment’s level of revenues.

        Corporate and Other operating income increased substantially over 2003, due to large reserve strengthening charges taken on runoff lines during 2003 as well as higher levels of investment income in 2004. Participating mortgage income was particularly strong in 2004, reflecting increased transaction activity within the Company’s mortgage portfolio. The overall performance of the Company’s investment portfolio continued to be strong, with no significant credit issues in either the securities or mortgage portfolio.

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

        The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These factors enter into management’s estimates of future profits which generally are used to amortize certain of such costs. Accounting for other intangible assets such as goodwill also requires an estimate of the future profitability of the associated lines of business. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. At December 31, 2004, the Company had a deferred acquisition cost asset and goodwill asset of $1.8 billion and $46.6 million, respectively.

        The Company has a deferred policy acquisition costs asset of approximately $107.7 million related to its variable annuity product line with an account balance of $2.3 billion at December 31, 2004. The Company monitors the rate of amortization of the deferred policy acquisition costs associated with its variable annuity product line. The Company’s monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 9%, reversion to the mean methodology with a reversion to the mean cap rate of 14%, reversion to the mean period of 5 years, and an amortization period of 20 years. A recovery in equity markets, or the use of methodologies and assumptions that anticipate a recovery, result in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.

        The Company also establishes liabilities for guaranteed minimum death benefits (GMDB) on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes mortality of 60% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table plus a margin for reinsurance costs to reflect improvements in mortality since the table was derived and other factors. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company’s GMDB at December 31, 2004 are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. At December 31, 2004, the total GMDB liability held by the Company was $5.0 million.

        Establishing an adequate liability for the Company’s obligations to its policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for the Company’s property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. At December 31, 2004, the Company had total policy liabilities and accruals of $10.7 billion.

        Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires the Company to perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported overall by underlying investments in a wide variety of issuers. The Company’s specific accounting policies related to its invested assets are discussed in Notes 1 and 2 to the Consolidated Financial Statements. At December 31, 2004, the Company held $15.1 billion of available-for-sale investments, including $2.2 billion in investments with a gross unrealized loss of $51.8 million.

        The Company utilizes derivative transactions primarily in order to reduce its exposure to interest rate risk, inflation risk, and currency exchange risk. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. The Company employs a variety of methods for determining the fair value of its derivative instruments. The fair values of swaps, interest rate swaptions, and options are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. At December 31, 2004, the fair value of derivatives reported on the Company’s balance sheet in “other long-term investments” and “other liabilities” was $219.7 million and $27.4 million, respectively.

        Determining the Company’s obligations to employees under its defined benefit pension plan and stock-based compensation plans requires the use of estimates. The calculation of the liability related to the Company’s defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of its employees and the expected long-term rate of return on the plan’s assets. Accounting for other stock-based compensation plans may require the use of option pricing models to estimate the Company’s obligations. Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, as well as expected exercise dates. See Notes 7 and 11 to the Consolidated Financial Statements for further information on these plans.

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

        The following table sets forth a summary of results and reconciles segment operating income (loss) to consolidated net income:

                                                                                                  Change
                                                                                          ______________________
                                                         2004       2003       2002          2004        2003
                                                      ________________________________    ______________________

    Life Marketing                                    $ 165,897  $159,157   $125,550          4.2%      26.8%
    Acquisitions                                         87,300    95,150     95,097         (8.3)       0.1
    Annuities                                            16,467    13,373     15,694         23.1      (14.8)
    Stable Value Products                                53,159    38,911     42,272         36.6       (8.0)
    Asset Protection                                     19,079    20,193    (14,847)        (5.5)      n/a
    Corporate and Other                                  21,560   (31,952)    (2,888)        n/a        n/a
                                                      ________________________________
                                                        363,462   294,832    260,878         23.3       13.0

    Realized investment gains (losses) -
    investments(1)                                       21,370    39,117     (1,071)
    Realized investment gains (losses) -
    derivatives(2)                                          369    (8,537)     5,236
    Income tax expense                                 (134,820) (108,362)   (87,688)
                                                      ________________________________

       Net income before cumulative effect of change
         in accounting principle                        250,381   217,050    177,355         15.4       22.4
    Cumulative effect of change in accounting
    principle,net of income tax                         (15,801)
                                                      ________________________________

       Net income                                     $ 234,580  $ 217,050  $177,355          8.1       22.4
                                                      ________________________________

    (1)Realized investment gains (losses) -
       investments                                      $28,305   $58,064       $910
       Related amortization of DAC                       (6,935)  (18,947)    (1,981)
                                                      ________________________________
                                                         21,370    39,117     (1,071)

    (2)Realized investment gains (losses) -
       derivatives                                       19,591    12,550     28,308
       Settlements on certain interest rate swaps       (19,222)  (21,087)   (23,072)
                                                      ________________________________
                                                            369    (8,537)     5,236

        Net income for 2004 reflects strong overall growth in segment operating income, somewhat offset by lower realized investment gains and the cumulative effect charge. Excluding the $12.3 million of reinsurance recoveries during 2003 (see Note 12 to the Consolidated Financial Statements), Life Marketing’s operating income increased 13.0%, reflecting continued growth in life insurance in-force and improved results from the segment’s non-insurance businesses, somewhat offset by lower expense capitalization levels driven by a reduction in traditional life sales in 2004. Strong growth in average balances and a widening of spreads drove significant improvement in Stable Value Products’ earnings, while improvement in the equity markets and higher sales levels contributed to the increase in Annuities’ income. Excluding charter sales in 2004 and 2003, Asset Protection segment operating income increased 34.3% in 2004 primarily due to improved loss ratios in the service contract business and effective expense management. Earnings in the Acquisitions segment declined in 2004 as the result of the normal runoff of the segment’s previously acquired blocks of business. Corporate and Other earnings reflect dramatically lower losses on the runoff insurance lines as well as higher participating mortgage income and investment income on unallocated capital.

        Included in net income for 2004 is a cumulative effect charge of $15.8 million arising from the Company’s adoption of SOP 03-1 (see Note 1 to the Consolidated Financial Statements for further discussion of SOP 03-1).

        Net income for 2003 reflects growth in overall segment operating income as well as significantly higher realized investment gains. Excluding the $12.3 million of reinsurance recoveries during 2003 and $7.2 million of recoveries in 2002 (see Note 12 to the Consolidated Financial Statements), Life Marketing’s operating income increased 24.1% in 2003, reflecting continued growth in life insurance in-force through new sales as well as favorable expense capitalization levels driven by the strong sales in 2003. Interest spread compression drove results in both the Stable Value Products and Annuities segments, as the impact of prepayments in the mortgage-backed security portfolio more than offset crediting rate reductions. Operating income in the Asset Protection segment increased in 2003 primarily due to the $25.6 million reserve strengthening taken during 2002 as well as a $6.9 million gain recognized during 2003 for the sale of an inactive charter. Corporate and Other earnings reflect a $28.4 million reserve strengthening for the residual value line in 2003.

RESULTS BY BUSINESS SEGMENT

        In the following segment discussions, various statistics and other key data the Company uses to evaluate its segments are presented. Sales statistics are used by the Company to measure the relative progress in its marketing efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized target premiums. Sales of annuities are measured based on the amount of deposits received. Stable value contract sales are measured at the time that the funding commitment is made, based on the amount of deposit to be received. Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

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

Life Marketing

        The Life Marketing segment markets level premium term and term-like insurance, universal life (UL), and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the “bank owned life insurance” (BOLI) market. Segment results were as follows:

                                                                                                         CHANGE
                                                                                                 ______________________
                                                           2004         2003         2002           2004       2003
                                                       ______________________________________    ______________________

   REVENUES
      Gross premiums and policy fees                   $1,026,889    $856,431     $673,412          19.9%       27.2%
      Reinsurance ceded                                  (818,207)   (657,778)    (453,228)         24.4        45.1
                                                       ______________________________________
      Net premiums and policy fees                        208,682     198,653      220,184           5.0        (9.8)
      Net investment income                               238,193     231,238      209,002           3.0        10.6
      Other income                                         94,695      59,961       56,372          57.9         6.4
                                                       ______________________________________
        Total operating revenues                          541,570     489,852      485,558          10.6         0.9

   BENEFITS AND EXPENSES
      Benefits and settlement expenses                    274,584     253,785      228,224           8.2        11.2
      Amortization of deferred policy acquisition
      costs                                                58,970      66,078      117,836         (10.8)      (43.9)
      Other operating expenses                             42,119      10,832       13,948         288.8       (22.3)
                                                       ______________________________________
        Total benefits and expenses                       375,673     330,695      360,008          13.6        (8.1)

   OPERATING INCOME                                       165,897     159,157      125,550           4.2        26.8
                                                       ______________________________________

   INCOME BEFORE INCOME TAX                            $  165,897    $159,157     $125,550           4.2        26.8
                                                       ______________________________________

         The following table summarizes key data for the Life Marketing segment:

                                                                                                         CHANGE
                                                                                                _______________________
                                                    2004           2003           2002              2004        2003
                                              _____________________________________________     _______________________
   Sales By Product
      Traditional                                $171,883        $205,335       $146,280           (16.3)%      40.4%
      Universal life                               84,569          79,752         71,157             6.0        12.1
      Variable universal life                       5,236           4,558          6,700            14.9       (32.0)
                                              _____________________________________________
                                                 $261,688        $289,645       $224,137            (9.7)       29.2
                                              _____________________________________________

   Sales By Distribution Channel
      Brokerage general agents                   $161,174        $186,711       $131,804           (13.7)       41.7
      Independent agents                           55,926          50,207         39,866            11.4        25.9
      Stockbrokers/banks                           31,711          24,933         18,160            27.2        37.3
      Direct response                               1,097           5,830         11,503           (81.2)      (49.3)
      BOLI                                         11,780          21,964         22,804           (46.4)       (3.7)
                                              _____________________________________________
                                                 $261,688        $289,645       $224,137            (9.7)       29.2
                                              _____________________________________________

   Average Life Insurance In-Force(1)
      Traditional                            $296,399,244    $224,298,764   $159,093,485            32.1        41.0
      Universal life                           40,416,769      36,865,396     33,529,411             9.6         9.9
                                              _____________________________________________
                                             $336,816,013    $261,164,160   $192,622,896            29.0        35.6
                                              _____________________________________________

   Average Account Values
      Universal life                           $3,637,027      $3,149,430     $2,642,438            15.5        19.2
      Variable universal life                     190,522         137,380        112,913            38.7        21.7
                                              _____________________________________________
                                               $3,827,549      $3,286,810     $2,755,351            16.5        19.3
                                              _____________________________________________

   Interest Spread - Universal Life(2)
      Net investment income yield                  6.37%          6.89%           7.42%
      Interest credited to policyholders           4.88           5.45            5.86
                                              _____________________________________________
        Interest spread                            1.49%          1.44%           1.56%
                                              _____________________________________________

   Mortality Experience(3)                       $3,821          $(567)         $6,157

   (1)  Amounts are not adjusted for reinsurance ceded.
   (2)  Interest spread on average general account values.
   (3)  Represents a favorable (unfavorable) variance as compared to pricing assumptions.

        Operating income increased 4.2% in 2004 reflecting the continued growth in life insurance in-force and improved results from non-insurance businesses, offset by the impact of lower sales in the current year and the positive impact of reinsurance recoveries on 2003 results. During 2003, the segment recognized additional net premiums of $18.4 million, amortization of DAC of $6.1 million, and operating income of $12.3 million, as a result of recoveries from previously overpaid reinsurance premiums (see Note 12 to the Consolidated Financial Statements). Excluding the impact from these recoveries, operating income increased 13.0% in 2004. During 2002, the segment recognized additional net premiums of $69.7 million, amortization of DAC of $62.5 million, and operating income of $7.2 million as the estimate of the effect of previously overpaid reinsurance premiums (see Note 12 to the Consolidated Financial Statements). Excluding the impact of recoveries recorded in 2003 and 2002, operating income increased by 24.1% in 2003. This increase reflects continued growth of life insurance in-force as well as favorable expense capitalization levels driven by strong sales in 2003.

        Gross premiums and policy fees grew by 19.9% in 2004 due to the growth in life insurance in-force achieved over the last several quarters, while amounts ceded increased 21.0% (excluding reinsurance recoveries in 2003) as the segment continued to reinsure a significant amount of its new business. Net investment income increased approximately 3% over 2003 reflecting the growth of the segment's assets, offset by lower investment yields. The increase in other income for the year is due primarily to additional income from the segment's direct response and broker-dealer subsidiaries. Due to the nature of these businesses, a significant portion of this additional income is offset by increases in other operating expenses.

        Benefits and settlement expenses were 8.2% higher in 2004 due to growth in life insurance in-force and higher benefit costs caused by the implementation of SOP 03-1, offset by lower crediting rates on UL products and normal fluctuations in mortality experience. Mortality for the year was $4.4 million more favorable versus 2003. Amortization of DAC (excluding the effect of reinsurance recoveries in 2003) was 1.7% lower in 2004. The decrease in amortization is primarily due to the segment's adoption of SOP 03-1. Amortization on UL products was reduced by $4.7 million in 2004 due to the application of SOP 03-1 and the resulting change in pattern of gross profits on these products. In addition, a $2.0 million reduction to the previously recorded reinsurance receivable reduced amortization by $1.0 million.

        Gross premiums and policy fees increased 27.2% in 2003 due to continued growth through new sales, while amounts ceded increased 29.3% (excluding reinsurance recoveries in 2003 and 2002) as the segment continued to reinsure a significant amount of its new business. Net investment income increased approximately 11% over 2002 reflecting the significant growth of the segment's assets, offset by the 53 basis point drop in investment yields.

        Benefits and settlement expenses were higher in 2003 due to growth in life insurance in-force and less favorable mortality experience, offset by lower crediting rates on UL products. Mortality for the year was $6.7 million less favorable versus 2002. Amortization of DAC (excluding the effect of reinsurance recoveries) was 8.4% higher in 2003. The increase in amortization is the result of the growth of life insurance in-force offset somewhat by favorable unlocking on UL products.

        Other operating expenses for the segment were as follows:

                                                                                                       CHANGE
                                                                                               ______________________
                                                        2004         2003         2002             2004       2003
                                                    ______________________________________     ______________________
  Insurance Companies:
    First year commissions                           $288,990    $ 299,902    $ 220,375            (3.6)%      36.1%
    Renewal commissions                                32,985       30,258       25,702             9.0        17.7
    First year ceding allowances                     (167,196)    (188,194)    (132,382)          (11.2)       42.2
    Renewal ceding allowances                        (159,384)    (125,960)     (98,376)           26.5        28.0
    General & administrative                          187,895      182,163      159,872             3.1        13.9
    Taxes, licenses and fees                           22,851       20,383       18,018            12.1        13.1
                                                    ______________________________________
     Other operating expenses incurred                206,141      218,552      193,209            (5.7)       13.1

     Less commissions, allowances & expenses
     capitalized                                     (256,338)    (268,933)    (234,710)           (4.7)       14.6
                                                    ______________________________________

     Other operating expenses                         (50,197)     (50,381)     (41,501)           (0.4)       21.4
                                                    ______________________________________

  Marketing Companies:
    Commissions                                        62,483       45,646       46,684            36.9        (2.2)
    Other                                              29,833       15,567        8,765            91.6        77.6
                                                    ______________________________________
     Other operating expenses                          92,316       61,213       55,449            50.8        10.4
                                                    ______________________________________
  Other operating expenses                          $  42,119   $   10,832   $   13,948           288.8       (22.3)
                                                    ______________________________________

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

        Other operating expenses for the insurance companies were relatively unchanged versus 2003, as the decrease in expenses incurred was offset by a decline in expense capitalization levels driven by the drop in sales. General and administrative expenses increased a modest 3.1% versus 2003, as lower underwriting costs achieved through rate reductions from certain vendors in the third quarter of 2003 partially offset by normal expense increases. Amounts capitalized as DAC generally include first year commissions and allowances, and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the year. Other operating expenses for the marketing companies increased 50.8% as compared to 2003 primarily as a result of higher commissions and other expenses in the segment’s direct response and broker-dealer subsidiaries, resulting from higher revenue and the continuing transition to a multi-carrier strategy in the direct response business.

        All categories of insurance related operating expenses increased in 2003, reflecting the segment’s strong growth during the year. Overall insurance expenses declined, however, as the 29.2% increase in sales caused the segment’s expense capitalization levels to compare favorably with 2002. Amounts capitalized as DAC generally include first year commissions and allowances, and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the year. Other operating expenses for the marketing companies increased in 2003 primarily as a result of higher expenses in the segment’s direct response business. This increase was driven by a shift during the year to a multi-carrier strategy in this business which resulted in higher revenues and expenses.

        Sales for the segment decreased in 2004 primarily due to lower production of traditional life at Empire General, which is included within the brokerage general agent channel. As expected, traditional life business sold through Empire General declined $27.9 million versus the unusually strong levels achieved in 2003. Offsetting this decline was a $7.2 million increase in sales of UL business through the stockbroker channel, primarily resulting from a new product introduction in the fourth quarter of 2004. Sales of BOLI business declined significantly from the strong sales achieved in 2003. BOLI sales will vary widely between periods as the segment responds to opportunities for these products only when the market accommodates required returns. The segment has changed its direct response business sold through Matrix Direct to focus on a multi-carrier distribution strategy, resulting in the significant decrease in the Company’s direct response sales versus 2003.

Acquisitions

        The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals. Segment results were as follows:

                                                                                                          CHANGE
                                                                                                  _____________________
                                                          2004          2003          2002           2004       2003
                                                      ________________________________________    _____________________
  REVENUES
     Gross premiums and policy fees                    $276,394      $289,906      $300,818          (4.7)%     (3.6)%
     Reinsurance ceded                                  (72,062)      (75,994)      (76,333)         (5.2)      (0.4)
                                                      ________________________________________
     Net premiums and policy fees                       204,332       213,912       224,485          (4.5)      (4.7)
     Net investment income                              232,499       246,143       252,147          (5.5)      (2.4)
     Other income                                         2,272         2,640         1,636         (13.9)      61.4
                                                      ________________________________________
       Total operating revenues                         439,103       462,695       478,268          (5.1)      (3.3)

  BENEFITS AND EXPENSES
     Benefits and settlement expenses                   287,356       291,768       301,401          (1.5)      (3.2)
     Amortization of deferred policy acquisition
     costs                                               28,652        32,690        35,245         (12.4)      (7.2)
     Other operating expenses                            35,795        43,087        46,525         (16.9)      (7.4)
                                                      ________________________________________
       Total benefits and expenses                      351,803       367,545       383,171          (4.3)      (4.1)

  OPERATING INCOME                                       87,300        95,150        95,097          (8.3)       0.1
                                                      ________________________________________

  INCOME BEFORE INCOME TAX                             $ 87,300      $ 95,150      $ 95,097          (8.3)       0.1
                                                      ________________________________________

        The following table summarizes key data for the Acquisitions segment:

                                                                                                          CHANGE
                                                                                                  _____________________
                                                          2004          2003         2002            2004       2003
                                                      _________________________________________________________________
  Average Life Insurance In-Force(1)
     Traditional                                     $11,694,948   $13,656,841   $14,774,431        (14.4)%     (7.6)%
     Universal life                                   18,077,468    19,945,426    20,156,647         (9.4)      (1.0)
                                                      ________________________________________

                                                     $29,772,416   $33,602,267   $34,931,078        (11.4)      (3.8)
                                                      ________________________________________

  Average Account Values
     Universal life                                   $1,723,647    $1,747,831   $ 1,744,775         (1.4)       0.2
     Fixed annuity(2)                                    218,087       226,567       225,647         (3.7)       0.4
     Variable annuity                                     89,327       104,129       149,130        (14.2)     (30.2)
                                                      ________________________________________
                                                      $2,031,061    $2,078,527   $ 2,119,552         (2.3)      (1.9)
                                                      ________________________________________

  Interest Spread - UL and Fixed Annuities
     Net investment income yield                           7.17%        7.51%         8.15%
     Interest credited to policyholders                    5.22         5.57          6.25
                                                      ________________________________________
       Interest spread                                     1.95%        1.94%         1.90%
                                                      ________________________________________

  Mortality Experience(3)                                 $5,364        $3,921        $3,161

  (1)  Amounts are not adjusted for reinsurance ceded.
  (2)  Includes general account balances held within variable annuity products and is net of reinsurance ceded.
  (3)  Represents a favorable (unfavorable) variance as compared to pricing assumptions.

        Operating income was 8.3% lower in 2004 as the earnings from previously acquired blocks continued to decline as the result of lapses, deaths, and other terminations of coverage. In 2003, income was relatively flat as a $9.0 million decline in earnings from previously acquired blocks was offset by a $9.1 million increase in earnings from the June 2002 Conseco transaction.

        Net premiums and policy fees declined by 4.5% and 4.7%, respectively, in 2004 and 2003 due to the continued runoff from acquired blocks of business. Net investment income was also lower in 2004 and 2003, caused by the runoff of business and lower overall earned rates. The segment has continued to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads.

        Benefits and settlement expenses were down for 2004 and 2003, due to the decline in business in-force as well as normal fluctuations in mortality. Amortization of DAC decreased during 2004 due to the overall decline in business as well as lower gross profits on certain universal life blocks primarily caused by higher mortality. The general decline in premiums drove the decrease in amortization of DAC in 2003. Other operating expenses decreased during 2004 due to conversion costs incurred for the Conseco acquisition during 2003 as well as lower agent commissions incurred as a result of lower net premiums. The decrease in other operating expenses in 2003 was primarily driven by lower commission expense and conversion costs incurred in 2002 for the Inter-State and First Variable acquisitions.

        The segment’s life insurance in-force and UL and annuity account values have declined from 2003 levels as no new acquisitions have been made since June 2002. In the ordinary course of business, the Company regularly considers acquisitions of blocks of policies or smaller insurance companies. However, the level of the Company’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. The Company will continue to pursue suitable acquisitions as they become available.

Annuities

        The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force. Segment results were as follows:

                                                                                                          CHANGE
                                                                                                  _____________________
                                                          2004          2003          2002           2004       2003
                                                     _________________________________________    _____________________

  REVENUES
     Gross premiums and policy fees                  $  30,341     $  26,265      $  25,826          15.5%       1.7%
     Reinsurance ceded                                       0             0              0           0.0        0.0
                                                     _________________________________________
     Net premiums and policy fees                       30,341        26,265         25,826          15.5        1.7
     Net investment income                             210,888       224,332        220,447          (6.0)       1.8
     Other income                                        7,004         8,745          8,876         (19.9)      (1.5)
                                                     _________________________________________
       Total operating revenues                        248,233       259,342        255,149          (4.3)       1.6

  BENEFITS AND EXPENSES
     Benefits and settlement expenses                  183,271       197,955        186,107          (7.4)       6.4
     Amortization of deferred policy acquisition
     costs                                              25,336        19,249         22,688          31.6      (15.2)
     Other operating expenses                           23,159        28,765         30,660         (19.5)      (6.2)
                                                     _________________________________________
       Total benefits and expenses                     231,766       245,969        239,455          (5.8)       2.7

  OPERATING INCOME                                      16,467        13,373         15,694          23.1      (14.8)

     Realized investment gains (losses)                  9,873        22,733          2,277
     Related amortization of DAC                        (6,935)      (18,947)        (1,981)
                                                     _________________________________________

  INCOME BEFORE INCOME TAX                           $  19,405     $  17,159      $  15,990         13.1         7.3
                                                     _________________________________________

        The following table summarizes key data for the Annuities segment:

                                                                                                          CHANGE
                                                                                                  _____________________
                                                          2004          2003         2002            2004       2003
                                                     _________________________________________    _____________________

  Sales
     Fixed annuity                                      $443,170      $163,516      $628,367         171.0%     (74.0)%
     Variable annuity                                    282,926       350,590       324,507         (19.3)       8.0
                                                     _________________________________________
                                                        $726,096      $514,106      $952,874          41.2      (46.0)
                                                     _________________________________________

  Average Account Values
     Fixed annuity(1)                                 $3,228,976    $3,302,511    $3,031,896          (2.2)       8.9
     Variable annuity                                  2,022,101     1,595,173     1,526,035          26.8        4.5
                                                     _________________________________________
                                                      $5,251,077    $4,897,684    $4,557,931           7.2        7.5
                                                     _________________________________________

  Interest Spread - Fixed Annuities(2)
     Net investment income yield                         6.45%         6.69%         7.15%
     Interest credited to policyholders                  5.61          5.79          5.97
                                                     _________________________________________
       Interest spread                                   0.84%         0.90%         1.18%
                                                     _________________________________________

                                                                 As of December 31                        CHANGE
                                                     _________________________________________    _____________________
                                                          2004          2003          2002           2004       2003
                                                     _________________________________________    _____________________

  GMDB - Net amount at risk(3)                         $182,038      $286,603      $538,583         (36.5)%   (46.8)%
  GMDB - Reserves                                        $4,575        $5,073        $5,581          (9.8)     (9.1)
  S&P 500 Index                                           1,212         1,112           880           9.0      26.4

  (1)  Includes general account balances held within variable annuity products.
  (2)  Interest spread on average general account values.
  (3)  Guaranteed death benefit in excess of contract holder account balance.

        Segment operating income increased substantially in 2004, reflecting higher sales of fixed annuities and the impact of improved equity markets reflected in the variable annuity business. The segment’s operating income declined in 2003, as growth in both fixed and variable account values were more than offset by interest spread compression.

        The improvement in the equity markets in 2004 caused a significant increase in variable annuity account values, which drove the increase in net premiums and policy fees for the year. The lower interest rate environment and decrease in fixed annuity balances in 2004 caused net investment income to decline from 2003 levels. Interest spreads on fixed annuities declined 6 basis points in 2004 as lower rates on new investments more than offset the effects of crediting rate reductions. Other income declined significantly in 2004 due to the elimination of fee income from segment-managed mutual funds that are no longer offered as investment options within variable annuity products.

        Interest credited decreased $9.8 million in 2004 due to the decline in fixed annuity account values and reductions in credited rates. Benefits expense also benefited from lower guaranteed minimum death benefit (GMDB) expenses of $3.1 million, as the segment’s net amount at risk, reserves, and paid claims declined from 2003. The additional profits on variable annuities were partially offset by higher amortization of DAC, accounting for an increase of $5.3 million in 2004. Other operating expenses decreased $5.6 million, reflecting lower administrative expenses and the elimination of sub-advisor fees paid for the segment-managed mutual funds, as well as higher expense capitalization caused by the increase in sales.

        The decline in average equity market values in 2003 as compared to 2002 resulted in variable annuity account values growing by only 4.5% during 2003. This growth resulted in the modest increase in policy fees during the year. The growth in fixed annuity account values was substantially offset by the 46 basis point decline in yields, resulting in a 1.8% increase in net investment income. Interest spreads on fixed annuities declined 28 basis points in 2003 as lower rates on new investments and the impact of prepayments in the mortgage-backed security portfolio more than offset the effects of crediting rate reductions.

        Interest credited in 2003 increased $10.2 million over 2002, as the reductions in crediting rates were more than offset by the 8.9% increase in fixed annuity account values. While the net amount at risk for GMDB declined significantly on a year-end basis, average net amount at risk was relatively flat versus 2002. As a result, GMDB claims were relatively unchanged in 2003. As the level of DAC amortization is largely based on the amount of income (prior to amortization) recognized in a given period, amortization was 15.2% lower than 2002. Other operating expenses decreased $1.9 million, primarily as a result of proactive management of administrative expenses during the year.

        Sales of fixed annuities increased significantly in 2004, reflecting higher interest rates and more competitive pricing. Sales trends showed steady improvement throughout 2004, with approximately 40% of total fixed annuity sales coming in the fourth quarter. Included in fixed annuity sales in the fourth quarter of 2004, were $122 million of single premium immediate annuities sold on an institutional basis in a structured transaction. Sales made through structured transactions are opportunistic in nature and may vary widely between periods. Variable annuity sales were 19.3% lower than the historically high levels achieved in 2003 as the Company maintained its pricing discipline. The segment continues to develop new products, including an equity-indexed fixed annuity, that are designed to be a catalyst for sales growth in 2005.

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

                                                                                                          CHANGE
                                                                                                   ____________________
                                                           2004           2003         2002           2004      2003
                                                      _________________________________________    ____________________

  REVENUES
     Net investment income                              $268,184       $233,104      $246,098         15.0%     (5.3)%
                                                      _________________________________________

  BENEFITS AND EXPENSES
     Benefits and settlement expenses                    205,168        186,565       196,576         10.0      (5.1)
     Amortization of deferred policy acquisition
     costs                                                 3,480          2,279         2,304         52.7      (1.1)
     Other operating expenses                              6,377          5,349         4,946         19.2       8.1
                                                      _________________________________________
       Total benefits and expenses                       215,025        194,193       203,826         10.7      (4.7)

  OPERATING INCOME                                        53,159         38,911        42,272         36.6      (8.0)

     Realized investment gains (losses)                   13,225          9,756        (7,061)
                                                      _________________________________________

  INCOME BEFORE INCOME TAX                             $  66,384      $  48,667     $  35,211         36.4      38.2
                                                      _________________________________________

        The following table summarizes key data for the Stable Value Products segment:

                                                                                                          CHANGE
                                                                                                   ____________________
                                                          2004           2003          2002           2004      2003
                                                      _________________________________________    ____________________

  Sales
     GIC                                               $   59,000     $  275,000   $  266,500        (78.5)%     3.2%
     GFA - Direct Institutional                            67,020        377,900      125,000        (82.3)    202.3
     GFA - Non-Registered Notes                                 0        505,000      763,400        n/a       (33.8)
     GFA - Registered Notes - Institutional               925,000        450,000            0        105.6     n/a
     GFA - Registered Notes - Retail                      531,560              0            0        n/a       n/a
                                                      _________________________________________
                                                       $1,582,580     $1,607,900   $1,154,900         (1.6)     39.2
                                                      _________________________________________

  Average Account Values                               $5,122,170     $4,191,182   $3,985,090         22.2       5.2

  Operating Spread
     Net investment income yield                            5.39%         5.73%         6.22%
     Interest credited                                      4.12          4.59          4.97
     Operating expenses                                     0.20          0.19          0.18
                                                      _________________________________________
       Operating spread                                     1.07%         0.95%         1.07%
                                                      _________________________________________

        The increase in operating income in 2004 was due to the strong growth in average account balances, as well as the widening of spreads. The growth in average account balances was driven by sales of the Company’s registered funding agreement-backed notes program during 2004 and the fourth quarter of 2003. The lower interest rate environment caused both the investment income yield and the interest credited rate to decline from 2003. However, a rebalancing of the segment’s portfolio and replacement of higher rate contracts during 2004 allowed for a widening of interest spreads.

        Operating income declined in 2003 as the modest growth in account balances was more than offset by the decline in spreads. Average account balances did not increase as dramatically as sales during 2003 as approximately $900 million of the year’s sales occurred during the fourth quarter. The primary driver of spread compression was a reduction in yield caused by the high level of prepayments in the mortgage-backed securities portfolio in 2003.

        Sales during 2004 reflect the segment’s focus on its registered funding agreement-backed notes program, which was introduced during the fourth quarter of 2003. During 2004, the segment began offering inflation-adjusted notes through its registered retail program. Sales of inflation-adjusted notes were $236.2 million for the year and accounted for approximately 85% of all retail sales for the second half of 2004. The registered-notes program has given the segment access to a broader customer base and will continue to be the focus for future growth in the segment. Sales of traditional GICs and non-registered funding agreements were significantly lower than 2003 levels due to the segment’s continued focus on the registered note programs as well as lower overall market demand for certain of these products. Sales in 2003 increased significantly over 2002 levels as sales of $450 million in institutional registered notes contributed to modest growth in sales of the segment’s other products.

Asset Protection

        The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. Segment results were as follows:

                                                                                                          CHANGE
                                                                                                   ___________________
                                                          2004           2003          2002           2004      2003
                                                     __________________________________________    ___________________
REVENUES
   Gross premiums and policy fees                     $ 459,281      $ 441,203      $488,705           4.1%    (9.7)%
   Reinsurance ceded                                   (251,343)      (196,434)     (202,576)         28.0     (3.0)
                                                     __________________________________________
   Net premiums and policy fees                         207,938        244,769       286,129         (15.0)   (14.5)
   Net investment income                                 30,939         36,652        41,879         (15.6)   (12.5)
   Other income                                          36,476         42,238        30,765         (13.6)    37.3
                                                     __________________________________________
     Total operating revenues                           275,353        323,659       358,773         (14.9)    (9.8)

BENEFITS AND EXPENSES
   Benefits and settlement expenses                     121,007        142,166       204,069         (14.9)   (30.3)
   Amortization of deferred policy acquisition
   costs                                                 72,273         80,320        75,108         (10.0)     6.9
   Other operating expenses                              62,994         80,980        94,443         (22.2)   (14.3)
                                                     __________________________________________
     Total benefits and expenses                        256,274        303,466       373,620         (15.6)   (18.8)

OPERATING INCOME (LOSS)                                  19,079         20,193       (14,847)         (5.5)    n/a
                                                     __________________________________________

INCOME (LOSS) BEFORE INCOME TAX                      $   19,079     $   20,193     $ (14,847)         (5.5)    n/a
                                                     __________________________________________

        The following table summarizes key data for the Asset Protection segment:

                                                                                                          CHANGE
                                                                                                   ___________________
                                                         2004            2003          2002          2004      2003
                                                     __________________________________________    ___________________
Sales
   Credit insurance                                    $217,585      $198,252       $177,722          9.8%     11.6%
   Service contracts                                    202,983       204,810        195,803         (0.9)      4.6
   Other products                                        39,755        69,351         94,323        (42.7)    (26.5)
                                                     __________________________________________
                                                       $460,323      $472,413       $467,848         (2.6)      1.0
                                                     __________________________________________

Loss Ratios(1)
     Credit insurance                                     38.3%         37.3%          36.4%
     Service contracts                                    78.4          84.7          103.7
     Other products                                       69.0          89.7          122.1

(1)  Incurred claims as a percentage of earned premiums.

        Excluding gains from charter sales, operating income increased significantly in both 2004 and 2003. Excluding gains from the sale of separate inactive charters of $1.2 million and $6.9 million in 2004 and 2003, respectively, income increased 34.3% in 2004. This increase is primarily due to growth of 92.8% in service contract earnings, which were partially offset by lower earnings from credit insurance and other products. The service contract lines benefited from more favorable claims experience as well as proactive expense management. Excluding the impact of the 2003 charter sale and a $2.7 million gain from a charter sale reported in 2002, operating income increased $30.9 million in 2003. The increase in 2003 earnings reflects the $25.6 million charge taken in 2002 for certain under-performing lines of business, as well as improved results from the segment's service contract business. The vehicle service contract business improved to contribute income of $3.7 million in 2003, as compared to a loss of $2.8 million in 2002, due to improving loss ratios caused by the effect of increasing prices in 2000 through 2003.

        The decline in net premiums for 2004 was primarily related to a decrease of $33.7 million in the credit insurance lines, due to higher levels of reinsurance. Premiums in the service contract business increased $2.4 million during the year, with the segment's other lines accounting for the remainder of the decline in premiums. The decrease in net investment income was attributable to the overall decline in business resulting in lower levels of invested assets as well as a lower net yield on investments. Excluding the impact of the charter sale gains, other income was relatively flat in 2004.

        Benefits and settlement expenses declined in 2004, reflecting the decrease in the segment's net premiums and the overall improvement in loss ratios. Amortization of DAC was lower than 2003 primarily due to the significant decline in the segment's credit business. Other operating expenses decreased due to lower commissions and reductions in other general expenses. General expenses were reduced primarily as a result of the outsourcing of the administration of a portion of the segment's credit insurance business during 2003 and other cost saving initiatives implemented by management during the year.

        Net premiums for 2003 declined due to relatively flat sales and the termination of various under-performing lines of business during the year. The decrease in net investment income for 2003 was attributable to the overall decline in business and lower levels of invested assets as well as a lower net yield on investments. Excluding the impact of charter sale gains, other income increased $7.3 million or 26.1% during 2003. This increase was attributable to service contract fee income driven by higher volumes during the year.

        Benefits and settlement expenses declined in 2003, reflecting the decrease in the segment's net premiums and the significant improvement in loss ratios. Amortization of DAC increased in 2003 primarily as a result of the higher overall sales of credit insurance during the year. Operating expenses declined primarily due to a reduction in commissions expense caused by the drop in net premiums for the year.

        Loss ratios for the service contract business improved over 2003 levels as a result of segment initiatives to increase pricing and tighten the underwriting and claims processes during 2004. Price increases implemented during 2000 through 2003 on the service contract business allowed for the significant reduction in loss ratios during 2003. Loss ratios for other products have declined in 2004 and 2003 primarily due to the segment exiting certain under-performing lines during 2002.

        Sales of credit insurance through financial institutions rose $34.3 million in 2004 from the level achieved in 2003 primarily due to a third party administrator relationship. The increase in financial institution credit insurance sales is expected to decline as this third party administrator relationship goes into runoff during 2005. These sales results were partially offset by a decline of $15.0 million in credit insurance sold through automobile dealers. The decrease in other product sales in 2004 and 2003 primarily reflects declines in products the segment is no longer marketing.

Corporate and Other

        The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on all debt). This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other during 2004, and prior period segment data was restated to reflect the change.

        The following table summarizes results for this segment:

                                                                                                     CHANGE
                                                                                           _________________________
                                                   2004           2003         2002             2004         2003
                                              _________________________________________    _________________________

Operating income (loss)(1)                      $21,560       $(31,952)      $(2,888)       $ 53,512     $(29,064)

Realized gains and losses - investments           6,366         26,550         5,694         (20,184)      20,856
Realized gains and losses - derivatives            (790)        (9,512)        5,236           8,722      (14,748)
                                              _________________________________________    _________________________
Income (loss) before income tax                 $27,136       $(14,914)      $ 8,042        $ 42,050     $(22,956)
                                              _________________________________________    _________________________

(1) Includes  settlements  on  interest  rate  swaps of  $19,222,  $21,087  and  $23,072  for 2004,  2003 and 2002,
    respectively.

        The significant improvement in 2004 operating income reflects a $28.4 million reserve charge taken in 2003 as well as significantly higher net investment income partially offset by higher overall expenses. Results for the runoff insurance lines improved by $16.0 million in 2004, primarily as a result of reduced reserve strengthening taken in the residual value line of $19.0 million partially offset by higher losses in the cancer line of $3.6 million for 2004. Net investment income increased $44.2 million over 2003, reflecting mark-to-market gains on trading securities, increased participating mortgage income, and higher amounts of unallocated capital. Mark-to-market gains on the Company’s trading portfolio were $4.9 million in 2004 with no similar activity in 2003. Participating mortgage income increased $9.5 million, reflecting increased transaction activity within the Company’s mortgage portfolio. Higher overall expenses and lower amounts of income from interest rate swaps accounted for the remainder of the change in the current year’s results.

        The decline in 2003 earnings was primarily due to a $28.4 million reserve strengthening taken in the residual value line of business as a result of negative trends in used vehicle prices. Including this charge, results from the residual value line decreased $23.2 million from 2002. Other decreases in operating income included a $3.0 million increase in interest expense, a $2.0 million decrease in net settlements on derivatives, an increase of $3.9 million in expenses related to employee incentive plans and other corporate expenses, a $1.2 million decline in results from the surety line of business, and a $1.6 million charge related to the early extinguishment of debt. These decreases were partially offset by a $5.8 million increase in investment income on unallocated capital.

Realized Gains and Losses

        The following table sets forth realized investment gains and losses for the periods shown:

                                                                                                        CHANGE
                                                                                              ________________________
                                                       2004          2003        2002              2004        2003
                                                  _______________________________________     ________________________

Fixed maturity gains                                $50,916       $84,556      $ 46,469        $(33,640)   $ 38,087
Fixed maturity losses                                (7,234)       (6,270)      (10,905)           (964)      4,635
Equity gains                                          3,863           368         1,545           3,495      (1,177)
Equity losses                                          (214)         (295)       (3,230)             81       2,935
Impairments on fixed maturity securities            (14,667)      (20,530)      (27,512)          5,863       6,982
Impairments on equity securities                     (3,591)       (1,800)       (2,712)         (1,791)        912
Other                                                  (768)        2,035        (2,745)         (2,803)      4,780
                                                  _______________________________________     ________________________
     Total realized gains (losses) - investments    $28,305      $ 58,064     $     910        $(29,759)   $ 57,154
                                                  _______________________________________     ________________________

Foreign currency swaps                            $     519     $   2,687      $ 71,099        $  (2,168)  $(68,412)
Foreign currency adjustments on stable value
contracts                                               (44)       (1,711)      (75,172)          1,667      73,461
Derivatives related to corporate debt                17,601         1,359        41,487          16,242     (40,128)
Derivatives related to mortgage loan commitments     (1,652)        4,738       (30,335)         (6,390)     35,073
Other derivatives                                     3,167         5,477        21,229          (2,310)    (15,752)
                                                  _______________________________________     ________________________
     Total realized gains (losses) - derivatives    $19,591      $ 12,550      $ 28,308        $   7,041   $(15,758)
                                                  _______________________________________     ________________________

        Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains for 2004 and 2003, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. The reduction in impairments for 2004 and 2003 reflects general improvement in the corporate credit environment. Additional details on the Company’s investment performance and evaluation is provided in the section entitled “Consolidated Investments” included herein.

        Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The net change in the realized gains (losses) resulting from these securities during 2004 was $(0.5) million. These changes were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company also uses interest rate swaps to mitigate interest rate risk related to its Senior Notes, Medium-Term Notes, and subordinated debt securities. Long-term interest rates moved lower during 2004 and caused the 2004 results from these swaps to compare favorably with the 2003 results. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The changes in net gains (losses) from these securities were the result of fluctuations in interest rates and adjustments to the Company’s short positions during the respective periods.

        The Company also uses various swaps and options to mitigate risk related to other interest rate exposures of the Company. For a portion of the change, a $2.7 million increase in realized gains (losses), resulted from lower interest rates, which impacted the fair value of certain interest rate swaps and options. Further, 2003 results reflected a $2.9 million gain from a total return swap that was not reflected in 2004 due to the implementation of FIN 46. An additional increase of $3.9 million during 2004 was related to gains from embedded derivatives within certain bonds that either matured or were called during 2004, with no similar activity in 2003.

CONSOLIDATED INVESTMENTS

Portfolio Description

        The Company’s investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified $14.1 billion of its fixed maturities and certain other securities as “available for sale.”

        As of December 31, 2003, the Company consolidated a special-purpose entity, in accordance with FIN 46, whose investments are managed by the Company. These investments with a market value of $417.3 million at December 31, 2004 have been classified as “trading” securities by the Company. No realized or unrealized gains (losses) were recognized in 2003 on the trading portion of the Company’s investments.

        The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2004, the Company’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $14.4 billion, which is 5.1% above amortized cost of $13.7 billion. The Company had $3.0 billion in mortgage loans at December 31, 2004. While the Company’s mortgage loans do not have quoted market values, at December 31, 2004, the Company estimates the market value of its mortgage loans to be $3.2 billion (using discounted cash flows from the next call date), which is 5.6% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        At December 31, 2003, the Company’s fixed maturity investments had a market value of $13.4 billion, which was 4.8% above amortized cost of $12.7 billion. The Company estimated the market value of its mortgage loans to be $3.0 billion at December 31, 2003, which was 8.2% above amortized cost of $2.7 billion.

        The following table shows the reported values of the Company’s invested assets.

                                                                           December 31
                                             _________________________________________________________________________
                                                               2004                                 2003
   ___________________________________________________________________________________________________________________
                                                                          (in thousands)
   Publicly issued bonds                            $12,519,107         64.6%            $11,377,474         65.3%
   Privately issued bonds                             1,889,905          9.7                1,975,273         11.3
   Redeemable preferred stock                             3,593          0.0                    3,164          0.0
   ___________________________________________________________________________________________________________________
   Fixed maturities                                  14,412,605         74.3               13,355,911         76.6
   Equity securities                                     58,941          0.3                   46,731          0.3
   Mortgage loans                                     3,005,418         15.5                2,733,722         15.7
   Investment real estate                               107,246          0.6                   18,126          0.1
   Policy loans                                         482,780          2.5                  502,748          2.9
   Other long-term investments                          259,025          1.3                  249,494          1.4
   Short-term investments                             1,059,557          5.5                  519,419          3.0
   ___________________________________________________________________________________________________________________
           Total investments                        $19,385,572        100.0%            $17,426,151        100.0%
   ___________________________________________________________________________________________________________________

        Included in the table above are $410.1 million and $420.1 million of fixed maturities and $7.2 million and $4.8 million of short-term investments classified by the Company as trading securities in 2004 and 2003, respectively.

        Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1.9 billion at December 31, 2004, representing 9.7% of the Company’s total invested assets.

        The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2004, securities with a market value of $535.4 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

        The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company’s available for sale fixed maturities by credit rating at December 31, 2004.

                                                                                           Percent of
                S&P or Equivalent Designation                     Market Value            Market Value
                _________________________________________________________________________________________
                                                                 (in thousands)

                AAA                                              $  4,983,896                35.6%
                AA                                                    872,185                 6.2
                A                                                   3,109,075                22.2
                BBB                                                 4,067,784                29.1
                _________________________________________________________________________________________
                Investment grade                                   13,032,940                93.1
                _________________________________________________________________________________________
                BB                                                    698,321                 5.0
                B                                                     248,627                 1.8
                CCC or lower                                           18,920                 0.1
                In or near default                                        101                 0.0
                _________________________________________________________________________________________
                Below investment grade                                965,969                 6.9
                _________________________________________________________________________________________
                Redeemable preferred stock                              3,593                 0.0
                _________________________________________________________________________________________
                Total                                             $14,002,502               100.0%
                _________________________________________________________________________________________

        Not included in the table above are $398.9 million of investment grade and $11.2 million of less than investment grade fixed maturities classified by the Company as trading securities.

        Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company’s ten largest fixed maturity exposures to an individual creditor group as of December 31, 2004.

                        Creditor                         Market Value
                  _______________________________________________________
                                                        (in millions)

                  Wachovia                                 $80.9
                  Citigroup                                 80.1
                  FPL Group                                 77.3
                  Dominion                                  76.8
                  Duke Energy                               75.6
                  BellSouth                                 74.4
                  Cox Communications                        74.2
                  Union Pacific                             73.8
                  Merrill Lynch                             73.4
                  Berkshire Hathaway                        72.1
                  _______________________________________________________

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

Unrealized Gains and Losses

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2004, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At December 31, 2004, the Company had an overall pretax net unrealized gain of $700.1 million.

        For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at December 31, 2004, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

                                 Estimated      % Market     Amortized       % Amortized     Unrealized    % Unrealized
                               Market Value      Value          Cost            Cost            Loss           Loss
________________________________________________________________________________________________________________________
                                                                 (in thousands)
‹=90 days                       $1,283,554       59.4%     $1,293,509           58.5%       $  (9,955)         19.2%
›90 days but ‹=180 days             57,082        2.6          62,029            2.8           (4,946)          9.6
›180 days but‹= 270 days           346,083       16.0         353,030           16.0           (6,947)         13.4
›270 days but ‹= 1 year            116,581        5.4         118,812            5.4           (2,231)          4.3
›1 year but ‹= 2 years             299,794       13.9         310,320           14.0          (10,526)         20.3
›2 years but ‹= 3 years                339        0.0             568            0.0             (229)          0.4
›3 years but ‹= 4 years             22,386        1.1          25,387            1.1           (3,001)          5.8
›4 years but ‹= 5 years                259        0.0             411            0.0             (152)          0.3
›5 years                            34,333        1.6          48,176            2.2          (13,844)         26.7
________________________________________________________________________________________________________________________
Total                           $2,160,411      100.0%     $2,212,242          100.0%        $(51,831)        100.0%
________________________________________________________________________________________________________________________

        At December 31, 2004, securities with a market value of $29.2 million and $16.5 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $12.8 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

        The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at December 31, 2004, is presented in the following table.

                                Estimated       % Market      Amortized     % Amortized     Unrealized     % Unrealized
                               Market Value      Value           Cost          Cost            Loss            Loss
________________________________________________________________________________________________________________________
                                                                 (in thousands)
Agency mortgages              $   724,792         33.6%     $   728,875         32.9%       $  (4,083)          7.9%
Banking                           128,935          6.0          130,435          5.9           (1,500)          2.9
Basic industrial                   68,785          3.2           71,027          3.2           (2,242)          4.3
Brokerage                          52,505          2.4           53,002          2.4             (497)          1.0
Communications                     73,254          3.4           75,907          3.4           (2,653)          5.1
Consumer-cyclical                  43,813          2.0           44,490          2.0             (677)          1.3
Consumer-noncyclical               50,980          2.4           52,545          2.4           (1,565)          3.0
Electric                          270,567         12.5          280,627         12.7          (10,060)         19.4
Energy                             66,987          3.1           69,454          3.1           (2,467)          4.8
Finance companies                  23,328          1.1           23,617          1.1             (289)          0.6
Insurance                         102,710          4.8          105,137          4.8           (2,427)          4.7
Municipal agencies                     72          0.0               72          0.0               (0)          0.0
Natural gas                       114,441          5.3          116,696          5.3           (2,255)          4.3
Non-agency mortgages              277,212         12.8          291,369         13.2          (14,157)         27.3
Other finance                      37,728          1.7           42,558          1.9           (4,830)          9.3
Other industrial                   34,513          1.6           34,781          1.6             (268)          0.5
Other utility                          21          0.0               44          0.0              (23)          0.0
Real estate                            50          0.0               50          0.0               (0)          0.0
Technology                         11,199          0.5           11,480          0.5             (281)          0.6
Transportation                     53,857          2.5           55,147          2.5           (1,290)          2.5
U.S. Government                    24,662          1.1           24,929          1.1             (267)          0.5
________________________________________________________________________________________________________________________
Total                          $2,160,411        100.0%      $2,212,242        100.0%        $(51,831)        100.0%
________________________________________________________________________________________________________________________

        The range of maturity dates for securities in an unrealized loss position at December 31, 2004 varies, with 10.6% maturing in less than 5 years, 23.9% maturing between 5 and 10 years, and 65.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at December 31, 2004.

     S&P or Equivalent          Estimated      % Market      Amortized      % Amortized     Unrealized     % Unrealized
        Designation           Market Value       Value          Cost           Cost            Loss            Loss
________________________________________________________________________________________________________________________
                                                                 (in thousands)
AAA/AA/A                       $1,524,183        70.6%      $1,544,480         69.8%         $(20,297)         39.1%
BBB                               519,326        24.0          531,230         24.0           (11,904)         23.0
________________________________________________________________________________________________________________________
Investment grade                2,043,509        94.6        2,075,710         93.8           (32,201)         62.1
________________________________________________________________________________________________________________________
BB                                 31,739         1.5           32,918          1.5            (1,179)          2.3
B                                  70,804         3.3           78,906          3.6            (8,102)         15.6
CCC or lower                       14,359         0.6           24,708          1.1           (10,349)         20.0
________________________________________________________________________________________________________________________
Below investment grade            116,902         5.4          136,532          6.2           (19,630)         37.9
________________________________________________________________________________________________________________________
Total                          $2,160,411       100.0%      $2,212,242        100.0%         $(51,831)        100.0%
________________________________________________________________________________________________________________________

        At December 31, 2004, securities in an unrealized loss position that were rated as below investment grade represented 5.4% of the total market value and 37.9% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $15.9 million. Securities in an unrealized loss position rated less than investment grade were 0.6% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

                                  Estimated       % Market     Amortized    % Amortized     Unrealized     % Unrealized
                                 Market Value      Value         Cost          Cost            Loss            Loss
________________________________________________________________________________________________________________________
                                                                     (in thousands)
‹= 90 days                        $11,071           9.5%     $  11,261          8.2%      $     (190)           1.0%
›90 days but ‹= 180 days            1,442           1.2          1,781          1.3             (339)           1.7
›180 days but ‹= 270 days          39,883          34.1         42,625         31.2           (2,742)          14.0
›270 days but ‹= 1 year            11,936          10.2         12,399          9.1             (463)           2.3
›1 year but ‹= 2 years                597           0.5            661          0.5              (64)           0.3
›2 years but ‹= 3 years               186           0.2            251          0.2              (65)           0.3
›3 years but ‹= 4 years            22,109          18.9         25,051         18.4           (2,942)          15.0
›4 years but ‹= 5 years                14           0.0             45          0.0              (31)           0.2
›5 years                           29,664          25.4         42,458         31.1          (12,794)          65.2
________________________________________________________________________________________________________________________
Total                            $116,902         100.0%      $136,532        100.0%        $(19,630)         100.0%
________________________________________________________________________________________________________________________

        At December 31, 2004, below investment grade securities with a market value of $24.7 million and $11.8 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than five years with a market value of $24.6 million and $11.8 million of unrealized losses. The Company does not consider these unrealized positions to be other than temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

        Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. During the year ended December 31, 2004, the Company recorded pretax other-than-temporary impairments in its investments of $18.3 million as compared to $22.3 million in the year ended December 31, 2003. The most significant impairments taken during 2004 were $11.6 million in write-downs taken on airline equipment trust certificates that were secured by passenger aircraft. Given the continued difficulties in this industry as well as developments with the specific assets backing these securities, management deemed these securities to be other than temporarily impaired. The remaining impairments were not concentrated from an industry perspective and no individual impairment was greater than $2.5 million.

        As discussed earlier, the Company’s management considers several factors when determining other than temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of all but a specific portion of its investment portfolio as available for sale. During the year ended December 31, 2004, the Company sold securities in an unrealized loss position with a market value of $503.5 million resulting in a realized loss of $7.4 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

                                                                  Realized       % Realized
                                  Proceeds        % Proceeds        Loss            Loss
______________________________________________________________________________________________
                                                       (in thousands)
‹= 90 days                        $291,069           57.8%         $(2,706)        36.4%
›90 days but ‹= 180 days            18,350            3.6             (186)         2.5
›180 days but ‹= 270 days          106,121           21.1           (2,561)        34.4
›270 days but ‹= 1 year             76,337           15.2           (1,615)        21.7
›1 year                             11,650            2.3             (374)         5.0
______________________________________________________________________________________________
Total                             $503,527          100.0%         $(7,442)       100.0%
______________________________________________________________________________________________

        See Note 2 to the Consolidated Financial Statements for additional details on the Company's analysis of its investments.

Mortgage Loans

        The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At December 31, 2004, the Company’s allowance for mortgage loan credit losses was $3.3 million.

        Subsequent to December 31, 2004, Winn-Dixie Stores Inc. (Winn-Dixie), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At March 9, 2005, the Company had 46 loans amounting to $118.8 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 12 loans with balances of $21.3 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At March 9, 2005, the rents from Winn-Dixie represented approximately 50% of the total rents applicable to the properties underlying these loans (including approximately 66% of rents on loans in mortgage loan securitizations). The Company has evaluated each of the related loans, and, at this time, does not believe any of the loans to be materially impaired. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

        For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2004, approximately $439.8 million of the Company’s mortgage loans have this participation feature.

        At December 31, 2004, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

Liquidity

        The Company meets its liquidity requirements primarily through positive cash flows from its operating subsidiaries. Primary sources of cash from the operating subsidiaries are premiums, deposits for policyholder accounts, investment sales and maturities, and investment income. Primary uses of cash for the operating subsidiaries include benefit payments, withdrawals from policyholder accounts, investment purchases, policy acquisition costs, and other operating expenses.

        The Company’s positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. The Company employs a formal asset/liability program to manage the cash flows of its investment portfolio relative to its long-term benefit obligations. The Company believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. However, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

        While the Company generally anticipates that the cash flow of its operating subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may, from time to time, sell short-duration stable value products to complement its cash management practices. The Company has also used securitization transactions involving its commercial mortgage loans to increase liquidity for the operating subsidiaries.

        The life insurance subsidiaries were committed at December 31, 2004, to fund mortgage loans in the amount of $739.9 million. The Company’s subsidiaries held $1,190.1 million in cash and short-term investments at December 31, 2004. Protective Life Corporation had an additional $0.1 million in cash and short-term investments available for general corporate purposes.

        Protective Life Corporation’s primary sources of cash are dividends and payments on surplus notes from its operating subsidiaries; revenues from investment, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support the general corporate needs of the holding company including its common stock dividends and debt service. The states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. These restrictions are generally based in part on the prior year’s statutory income and surplus. Generally, these restrictions pose no short-term liquidity concerns for Protective Life Corporation. The Company plans to retain substantial portions of the earnings of its insurance subsidiaries in those companies primarily to support their future growth.

Capital Resources

        To give the Company flexibility in connection with future acquisitions and other funding needs, the Company has registered debt securities, preferred and common stock, and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis. In October 2004, the Company issued the remaining securities available under the existing shelf registration. In December 2004, the Company filed a new shelf registration for a total of $750 million in securities, which became effective in January 2005.

        At December 31, 2004, the Company’s capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and share-owners’ equity. The Company also has a $200 million revolving line of credit, under which both Protective Life Corporation and Protective Life Insurance Company may borrow funds at an interest rate of LIBOR plus 0.30%, with balances due July 30, 2009. No compensating balances are required to maintain the line of credit. The line of credit arrangements contain, among other provisions, requirements for maintaining certain financial ratios and restrictions on indebtedness incurred by the Company and its subsidiaries. Additionally, the line of credit arrangements preclude the Company, on a consolidated basis, from incurring debt in excess of 40% of its total capital. At December 31, 2004, the Company was in compliance with all debt covenants.

        The Company’s Subordinated Debentures are held by wholly-owned subsidiary trusts that have issued Trust Originated Preferred Securities (TOPrS) to finance the purchase of such debentures. The principal obligations of the trusts are irrevocably guaranteed by the Company. As described in Note 1 to the Consolidated Financial Statements, the subsidiary trusts are not consolidated and, therefore, the Company’s obligations with respect to the TOPrS are reported in the financial statements as “subordinated debt securities”.

        The Company’s total debt balance increased by $93.2 million in 2004, compared to a total increase of $55.2 million in 2003. Debt issuances of $253.1 million and $250.0 million in 2004 and 2003, respectively, are detailed below.

                       Description (scheduled maturity)             Amount          Interest Rate
                ______________________________________________________________________________________
                2004
                     Subordinated Debentures (30-year)              $103,093             6.125%
                     Senior Notes (10-year)                          150,000             4.875
                ______________________________________________________________________________________
                2003
                     Senior Notes (10-year)                          250,000             4.30
                ______________________________________________________________________________________

        Debt reductions totaled $159.9 million and $194.8 million, respectively, during 2004 and 2003, as shown below.

                       Description (scheduled maturity)             Amount          Interest Rate
                ______________________________________________________________________________________
                2004
                     Senior Notes (16-year)                        $  59,864             7.50%
                     Senior Notes (10-year)                           75,000             7.95%
                     Revolving line of credit                         25,000         LIBOR + .30%
                     Other, net                                           32           Various
                ______________________________________________________________________________________
                2003
                     Senior Notes (2-year)                           100,000        LIBOR + .375%
                     Senior Notes (10-year)                           49,858             8.00%
                     Senior Notes (15-year)                           39,843             8.10%
                     Revolving line of credit                          5,000         LIBOR + .30%
                     Other, net                                           80           Various
                ______________________________________________________________________________________

        The Company plans to redeem all of its $34.7 million in 8.25% Senior Notes in April 2005. The Company plans to fund the redemption with proceeds from its revolving line of credit.

        In May 2004, the Company’s Board of Directors authorized a $100 million share repurchase program, available through May 2, 2007. There has been no activity under this program, and future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance company’s state of domicile. Statutory accounting rules are different from accounting principles generally accepted in the United States of America and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of the Company’s insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by Protective Life Corporation.

        Currently, the Company’s insurance subsidiaries have statutory surplus and risk-based capital levels well above regulatory required levels. At December 31, 2004, the primary insurance subsidiaries had the following insurer financial strength ratings:

                                                    Standard
                                                   & Poor's       A.M. Best        Fitch          Moody's
                                               ______________________________________________________________
Protective Life Insurance Company                     AA             A+             AA-             Aa3
West Coast Life Insurance Company                     AA             A+             AA-             Aa3
Empire General Life Assurance Corporation             AA             A+             AA-             N/A
Protective Life and Annuity Insurance Company         AA             A+             AA-             N/A
Lyndon Property Insurance Company                    N/A             A-             N/A             N/A

Market Risk Exposures

        The Company’s financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks. The Company analyzes and manages the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. The Company’s asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments to reduce the Company’s exposure to interest rate risk, inflation risk, and currency exchange risk.

        Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, and interest rate options. The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (CPI). The Company also uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts.

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

        The primary focus of the Company’s asset/liability program is the management of interest rate risk within the insurance operations. This includes monitoring the duration of both investments and insurance liabilities to maintain an appropriate balance between risk and profitability for each product category, and for the Company as a whole. It is the Company’s policy to generally maintain asset and liability durations within one-half year of one another, although, from time to time, a broader interval may be allowed.

        The following table sets forth the estimated market values of the Company’s fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

                                                                                Percent
                                   At December 31              Amount           Change
                            _______________________________________________________________
                                                            (in millions)
                            2003
                              Fixed maturities                $12,608.0          (5.6)%
                              Mortgage loans                    2,816.1          (4.8)
                            2004
                              Fixed maturities                $13,576.7          (5.8)%
                              Mortgage loans                    3,021.3          (4.8)
                            _______________________________________________________________

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

        In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.

        At December 31, 2004, the Company had outstanding mortgage loan commitments of $793.9 million with an estimated fair value of $805.1 million (using discounted cash flows from the first call date). At December 31, 2003, the Company had outstanding commitments of $578.5 million with an estimated fair value of $595.7 million. The following table sets forth the estimated fair value of the Company’s mortgage loan commitments resulting from a hypothetical immediate 1 percentage point increase in interest rate levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

                                                                              Percent
                                  At December 31            Amount            Change
                              ____________________________________________________________
                                                        (in millions)
                                       2003                 $566.1              (5.0)%
                                       2004                 $764.8              (5.0)%
                              ____________________________________________________________

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

        As previously discussed, the Company utilizes a risk management strategy that involves the use of derivative financial instruments. Derivative instruments expose the Company to credit and market risk. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

        At December 31, 2004, derivative contracts with a notional amount of $4.1 billion were in a $190.1 million net gain position. At December 31, 2003, derivative contracts with a notional amount of $3.6 billion were in a $152.4 million net gain position. The Company recognized $19.6 million, $12.6 million, and $28.3 million of realized investment gains related to derivative financial instruments in 2004, 2003 and 2002, respectively.

        The following table sets forth the December 31 notional amount and fair value of the Company’s interest rate risk related derivative financial instruments, and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing at December 31.

                                                                            Fair Value Resulting From
                                          Notional       Fair Value at      an Immediate +/-1% Change
                                           Amount         December 31           in Interest Rates
                                                                               +1%              -1%
              ___________________________________________________________________________________________
                                                                  (in millions)
              2003
              Options
                Puts                       $1,300.0       $   0.5           $   1.2         $   0.0
              Fixed to floating
                Swaps                         593.7          30.2               5.9            54.4
              Floating to fixed
                Swaps                         460.1         (31.9)            (24.7)          (38.0)
              Floating to floating
                Swaps                         800.0           0.0               0.0             0.0
              ___________________________________________________________________________________________
                                           $3,153.8       $  (1.2)           $(17.6)         $ 16.4
              ___________________________________________________________________________________________
              2004
              Options
                Puts                       $1,190.0       $   0.5            $ 18.3         $   0.0
              Futures                         499.0          (6.0)             47.8           (57.4)
              Fixed to floating
                Swaps                         550.8          15.4             (14.3)           33.1
              Floating to fixed
                Swaps                         651.2         (13.4)             10.1           (38.7)
              Floating to floating
                Swaps                         800.0           0.0               0.0             0.0
              ___________________________________________________________________________________________
                                           $3,691.0       $  (3.5)           $ 61.9          $(63.0)
              ___________________________________________________________________________________________

        The Company is also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps. At December 31, 2004, stable value contracts of $389.5 million had a foreign exchange loss of approximately $180.2 million and the related foreign currency swaps had a net unrealized gain of approximately $196.0 million. At December 31, 2003, stable value contracts of $416.1 million had a foreign exchange loss of approximately $151.8 million and the related foreign currency swaps had a net unrealized gain of approximately $154.4 million.

        The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps at December 31, and the estimated fair value resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31.

                                                                               Fair Value Resulting From
                                                                                  an Immediate +/-10%
                                              Notional       Fair Value at     Change in Foreign Currency
                                               Amount         December 31            Exchange Rates
                                                                                  +10%             -10%
              _______________________________________________________________________________________________
                                                                     (in millions)
          2003
            Stable Value Contracts             $416.1         $ (151.8)        $ (208.6)        $  (95.0)
            Foreign Currency Swap               416.1            154.4            180.6            128.2
              _______________________________________________________________________________________________
                                               $832.2         $    2.6         $  (28.0)        $   33.2
              _______________________________________________________________________________________________
          2004
            Stable Value Contracts             $389.5         $ (180.2)        $ (237.1)        $ (123.2)
            Foreign Currency Swap               389.5            196.0            215.3            176.6
              _______________________________________________________________________________________________
                                               $779.0         $   15.8         $  (21.8)        $   53.4
              _______________________________________________________________________________________________

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

        The Company’s stable value contract and annuity products tend to be more sensitive to market risks than the Company’s other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At December 31, 2004, the Company had $5.6 billion of stable value product account balances with an estimated fair value of $5.6 billion (using discounted cash flows), and $3.5 billion of annuity account balances with an estimated fair value of $3.5 billion (using surrender values). At December 31, 2003, the Company had $4.7 billion of stable value product account balances with an estimated fair value of $4.7 billion, and $3.5 billion of annuity account balances with an estimated fair value of $3.5 billion.

        The following table sets forth the estimated fair values of the Company’s stable value and annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31 and the percent change in fair value the following estimated fair values would represent.

                                                                                          Percent
                                    At December 31                       Amount           Change
                   _________________________________________________________________________________
                                                                      (in millions)
                   2003
                     Stable value product account balances              $4,817.2           1.7%
                     Annuity account balances                            3,642.0           4.8
                   2004
                     Stable value product account balances              $5,723.8           2.4%
                     Annuity account balances                            3,621.4           4.8
                   _________________________________________________________________________________

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

        The Company’s runoff residual value line of business exposes the Company to the risk of changes in used vehicle prices. Reserves for this business are established based upon assumptions regarding the level of used vehicle prices. The following table sets forth the estimated changes in the Company’s reserves resulting from hypothetical immediate decreases in the assumed levels of used vehicle prices from those used to value the reserves established at December 31, 2004.

                                                           Change in Used Vehicle Prices
               _______________________________________________________________________________________
                                                  -1.0%          -2.0%         -3.0%        -4.5%
                                              ________________________________________________________

               Reserve Change (in millions)       $3.4           $7.1          $11.1        $19.9
               _______________________________________________________________________________________

CONTRACTUAL OBLIGATIONS

        The table below sets forth future maturities of long-term debt, subordinated debt securities, stable value products, notes payable, operating lease obligations, mortgage loan commitments, and liabilities related to variable interest entities.

                                                       2005         2006-2007        2008-2009       After 2009
___________________________________________________________________________________________________________________
                                                                           (in thousands)
Long-term debt(a)                                                  $    2,202                       $   449,231
Subordinated debt securities(b)                                                                         324,743
Stable value products(c)                           $1,162,578       2,394,535      $   946,728        1,059,156
Operating leases(d)                                     5,979           8,113            5,818            6,862
Home office lease(e)                                    1,665          76,943
Mortgage loan commitments                             793,930
Liabilities related to variable interest
entities(f)                                           406,752           3,025           36,089           36,568
Policyholder Obligations(g)                           860,459       1,788,764        1,598,549        8,803,941
___________________________________________________________________________________________________________________
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
(e)      The lease payments  shown assume the Company  exercises its option to purchase the building at the end of the lease term.
(f)      Liabilities related to variable interest entities are not the legal obligations of the Company,  but will be repaid with cash flows  generated by the  variable  interest  entities.  The amounts  represent  scheduled principal payments.
(g)      Estimated contractual policyholder  obligations are based on mortality,  morbidity, and lapse assumptions comparable to the Company's  historical  experience,  modified for recent observed trends.  These obligations are based on current  balance sheet values and do not  incorporate  an  expectation  of future market growth, interest  crediting,  or future  deposits.  Due to the  significance  of the  assumptions  used,  the amounts presented  could  materially  differ  from  actual  results.  As  separate  account  obligations  are legally insulated from general account  obligations,  the separate  account  obligations will be fully funded by cash flows from separate  account assets.  The Company expects to fully fund the general account  obligations from cash flows from general account investments.
-------------------------------------------------------------------------------------------------------------------

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

        Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including, for example, how a product is distributed, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, the projected level of used vehicle values, and casualty claims could differ from expectations if actual results differ from those assumptions. In addition, continued activity in the life settlement industry could have an adverse impact on the Company’s level of persistency and lapses.

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

        The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the Company’s business, which may include, among other things, premium rates, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries is ongoing. The Company is required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company. The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as health insurance and accounting or reserve requirements. For example, the NAIC has been debating whether changes should be made to Actuarial Guideline 38, which sets forth the reserve requirements for universal life insurance with secondary guarantees, and, if any such changes should be made retroactively.

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

        Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, federal money laundering and anti-terrorism laws, and because the Company owns and operates real property state, federal, and local environmental laws. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

The Company is exposed to potential risks from recent legislation requiring companies to evaluate their internal control over financial reporting.

        Under Section 404 of the Sarbanes Oxley Act of 2002, effective at year-end 2004, management is required to assess the effectiveness of the Company’s internal control over financial reporting. The Company’s auditors are required to attest to and report on management’s assessment. Implementation guidance has been issued by the Public Company Accounting Oversight Board (PCAOB) and the SEC. The Company, like other publicly traded companies, has no prior experience with this process. The Company believes that its control environment is effective; however, it is possible that adverse attestations with respect to other companies in the industry or in business in general could result in a loss of investor confidence and/or impact the Company or the environment in which it operates.

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

The financial services and insurance industry is sometimes the target of law enforcement investigations.

        The financial services and insurance industry is sometimes the target of law enforcement investigations relating to the numerous laws that govern the financial services and insurance business. The Company cannot predict the impact of any such investigations on the Company or the industry.

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

        The Company’s ability to compete is dependent on the availability of reinsurance. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

        Recently, access to reinsurance has become more costly for the Company as well as the insurance industry in general. This could have a negative effect on the Company’s ability to compete. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market results in increased concentration risk for insurers, including the Company. In addition, going forward reinsurers are unwilling to continue to reinsure new sales of long-term guarantee products. If the reinsurance market further contracts, the Company’s ability to continue to offer its products on terms as favorable to the Company would be adversely impacted.

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

>The Company’s ability to grow depends in large part upon the continued availability of capital.

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

New accounting rules or changes to existing accounting rules could negatively impact the Company.

        Like all publicly traded companies, the Company is required to comply with accounting principles generally accepted in the United States of America (GAAP). A number of organizations are instrumental in the development of GAAP such as the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), and the American Institute of Certified Public Accountants (AICPA). GAAP is subject to constant review by these organizations and others in an effort to address emerging issues and otherwise improve financial reporting. In this regard, these organizations adopt new accounting rules and issue interpretive accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP will not have a negative impact on the Company.

        In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (SAP). SAP is subject to constant review by the NAIC and its committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. The Company can give no assurance that future changes to SAP will not have a negative impact on the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123, which was originally issued by the FASB in 1995. SFAS 123(R) will become effective for the Company in the third quarter of 2005. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. When SFAS 123 was originally issued, the Company elected to recognize the cost of its share-based compensation plans in its financial statements. Therefore, the Company does not anticipate that adoption of this standard will have a material impact on its financial position or results of operations.

RECENT DEVELOPMENTS

        A proposal to amend Actuarial Guideline 38 (currently part of codification of statutory accounting principles) has been exposed for comment, and certain regulators have indicated a desire for the NAIC to adopt the proposal before year-end 2004, with retroactive effect. To date, the actuarial guideline has not been adopted, although the New York Insurance Department adopted it for insurers operating in New York. The New York action does not affect the Company due to its limited product portfolio in New York. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (ULSG). The Company believes that the proposal would increase the reserve levels required for many ULSG products, and thus would make those products more expensive and less competitive as compared to other products. The products could also become less competitive as compared to similar products issued by companies with ready access to surplus-relief reinsurance (primarily large insurers with larger international operations). The Company cannot predict whether the proposal will be adopted and, if so, whether it will be in the form currently proposed and whether it will be retroactive. The Company believes that the impact of the proposal on the Company will be primarily prospective and relate to the competitiveness of its products as compared to traditional whole life or other high cash value insurance products or products sold by companies with ready access to surplus-relief reinsurers. To the extent the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the proposal, if passed in its current form. The Company cannot predict when or if these solutions may become available.

        The insurance industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. Such publicity may generate litigation against insurers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the insurance industry on the Company. As these inquiries appear to encompass a large segment of our industry, perhaps the entire industry, it would not be unusual for large numbers of companies in the life industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, the Company may receive subpoenas, requests or other inquiries.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

The following financial statements are located in this report on the pages indicated.
                                                                                                             Page
Consolidated Statements of Income for the years ended
   December 31, 2004, 2003, and 2002......................................................................
Consolidated Balance Sheets as of December 31,
   2004 and 2003..........................................................................................
Consolidated Statements of Share-Owners' Equity
   for the years ended December 31, 2004, 2003, and 2002..................................................
Consolidated Statements of Cash Flows
   for the years ended December 31, 2004, 2003, and 2002..................................................
Notes to Consolidated Financial Statements................................................................
Report of Independent Registered Public Accounting Firm...................................................

For supplemental quarterly financial information, please see Note 14, “Consolidated Quarterly Results – Unaudited” of the Notes to Consolidated Financial Statements included herein.

                                                      PROTECTIVE LIFE CORPORATION
                                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                                         Year Ended December 31
                                                                              ______________________________________________
                                                                                   2004             2003           2002
____________________________________________________________________________________________________________________________
                                                                             (dollars in thousands, except per share amounts)
Revenues
Premiums and policy fees                                                       $ 1,841,296      $1,670,312      $1,561,717
Reinsurance ceded                                                               (1,142,644)       (934,435)       (751,396)
____________________________________________________________________________________________________________________________
Net of reinsurance ceded                                                           698,652         735,877         810,321
Net investment income                                                            1,084,217       1,030,752       1,022,953
Realized investment gains:
    Derivative financial instruments                                                19,591          12,550          28,308
    All other investments                                                           28,305          58,064             910
Other income                                                                       157,810         120,282         100,196
____________________________________________________________________________________________________________________________
    Total revenues                                                               1,988,575       1,957,525       1,962,688
____________________________________________________________________________________________________________________________
Benefits and expenses
Benefits and settlement expenses (net of reinsurance ceded:
    2004 - $1,134,762; 2003 - $932,164; 2002 - $712,866)                         1,130,437       1,151,574       1,167,085
Amortization of deferred policy acquisition costs                                  200,130         225,107         267,662
Other operating expenses (net of reinsurance ceded:
    2004 - $169,421; 2003 - $144,921; 2002 - $176,871)                             272,807         255,432         262,898
____________________________________________________________________________________________________________________________
    Total benefits and expenses                                                  1,603,374       1,632,113       1,697,645
____________________________________________________________________________________________________________________________
Income before income tax                                                           385,201         325,412         265,043
____________________________________________________________________________________________________________________________
Income tax expense
    Current                                                                        126,163          64,513          51,247
    Deferred                                                                         8,657          43,849          36,441
____________________________________________________________________________________________________________________________
    Total income tax expense                                                       134,820         108,362          87,688
____________________________________________________________________________________________________________________________
Net income before cumulative effect of change                                      250,381         217,050         177,355
    in accounting principle
Cumulative effect of change in accounting principle, net of income tax             (15,801)              0               0
____________________________________________________________________________________________________________________________
Net income                                                                    $    234,580     $   217,050      $  177,355
____________________________________________________________________________________________________________________________
Net income before cumulative effect of change in                                   $3.56           $3.10          $2.54
    accounting principle per share - basic
Net income per share - basic                                                       $3.34           $3.10          $2.54
Net income before cumulative effect of change in
    accounting principle per share - diluted                                       $3.52           $3.07          $2.52
Net income per share - diluted                                                     $3.30           $3.07          $2.52
Cash dividends paid per share                                                      $ .685          $ .63          $ .59
____________________________________________________________________________________________________________________________

See Notes to Consolidated Financial Statements.

                                                      PROTECTIVE LIFE CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS

                                                                                                                     December 31
                                                                                                          _________________________________
                                                                                                                2004           2003
        ___________________________________________________________________________________________________________________________________
                                                                                                                (dollars in thousands)
         Assets
          Investments:
            Fixed maturities, at market (amortized cost: 2004 - $13,711,526; 2003 - $12,743,213)            $14,412,605      $13,355,911
            Equity securities, at market (cost: 2004 - $56,049; 2003 - $45,379)                                  58,941           46,731
            Mortgage loans                                                                                    3,005,418        2,733,722
            Investment real estate, net of accumulated depreciation (2004 - $1,417; 2003 - $1,377)              107,246           18,126
            Policy loans                                                                                        482,780          502,748
            Other long-term investments                                                                         259,025          249,494
            Short-term investments                                                                            1,059,557          519,419
        ___________________________________________________________________________________________________________________________________
            Total investments                                                                                19,385,572       17,426,151
          Cash                                                                                                  130,596          136,698
          Accrued investment income                                                                             196,076          189,232
          Accounts and premiums receivable, net of allowance for uncollectible
            amounts (2004 - $2,452; 2003 - $2,617)                                                               44,364           57,944
          Reinsurance receivables                                                                             2,750,260        2,350,606
          Deferred policy acquisition costs                                                                   1,821,972        1,817,990
          Goodwill                                                                                               46,619           47,312
          Property and equipment                                                                                 45,454           45,640
          Other assets                                                                                          264,512          225,235
          Assets related to separate accounts
             Variable annuity                                                                                 2,308,858        2,045,038
             Variable universal life                                                                            217,095          171,408
             Other                                                                                                    0            4,361
        ___________________________________________________________________________________________________________________________________
                                                                                                            $27,211,378      $24,517,615
        ___________________________________________________________________________________________________________________________________

See Notes to Consolidated Financial Statements.

                                                      PROTECTIVE LIFE CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                                              (continued)

                                                                                              December 31
                                                                                _____________________________________
                                                                                       2004             2003
_____________________________________________________________________________________________________________________
                                                                                       (dollars in thousands)
Liabilities
Policy liabilities and accruals
     Future policy benefits and claims                                               $10,014,106       $ 8,948,131
     Unearned premiums                                                                   666,560           728,190
_____________________________________________________________________________________________________________________
     Total policy liabilities and accruals                                            10,680,666         9,676,321
Stable value product account balances                                                  5,562,997         4,676,531
Annuity account balances                                                               3,463,477         3,480,577
Other policyholders' funds                                                               151,660           158,875
Other liabilities                                                                      1,075,949           875,652
Accrued income taxes                                                                      13,195             6,120
Deferred income taxes                                                                    312,544           337,609
Liabilities related to variable interest entities                                        482,434           400,000
Long-term debt                                                                           451,433           461,329
Subordinated debt securities                                                             324,743           221,650
Liabilities related to separate accounts
     Variable annuity                                                                  2,308,858         2,045,038
     Variable universal life                                                             217,095           171,408
     Other                                                                                     0             4,361
_____________________________________________________________________________________________________________________
     Total liabilities                                                                25,045,051        22,515,471
_____________________________________________________________________________________________________________________
Commitments and contingent liabilities - Note 6
_____________________________________________________________________________________________________________________
Share-owners' equity
Preferred Stock, $1 par value
     Shares authorized: 3,600,000
     Issued: none
Junior Participating Cumulative
     Preferred Stock, $1 par value
     Shares authorized: 400,000
     Issued: none
Common Stock, $.50 par value
     Shares authorized: 2004 and 2003 - 160,000,000
     Issued: 2004 and 2003 - 73,251,960                                                   36,626            36,626
Additional paid-in capital                                                               426,927           418,351
Treasury stock, at cost (2004 - 3,802,071 shares; 2003 - 4,260,259 shares)               (13,632)          (15,275)
Stock held in trust (2003 - 97,700 shares)                                                     0            (2,788)
Unallocated stock in Employee Stock Ownership Plan
     (2004 - 609,735 shares; 2003 - 724,068 shares)                                       (1,989)           (2,367)
Retained earnings                                                                      1,422,084         1,235,012
Accumulated other comprehensive income
     Net unrealized gains on investments
     (net of income tax: 2004 - $154,913; 2003 - $177,642)                               287,695           329,907
     Accumulated gain - hedging (net of income tax:
     2004 - $4,639; 2003 - $1,442)                                                         8,616             2,678
_____________________________________________________________________________________________________________________
     Total share-owners' equity                                                        2,166,327         2,002,144
_____________________________________________________________________________________________________________________
                                                                                     $27,211,378       $24,517,615
_____________________________________________________________________________________________________________________

See Notes to Consolidated Financial Statements.

                                                      PROTECTIVE LIFE CORPORATION
                                            CONSOLIDATED STATEMENTS OF SHARE-OWNERS' EQUITY

                                                                                                                                Total
                                           Additional                       Unallocated            Net Unrealized Accumulated   Share-
                                  Common    Paid-In    Treasury  Stock Held  Stock in    Retained  Gains (Losses) Gain/ (Loss)  Owners'
(dollars in thousands)             Stock    Capital     Stock     In Trust     ESOP      Earnings  on Investments   Hedging     Equity
________________________________________________________________________________________________________________________________________

Balance, December 31, 2001       $36,626    $405,420  $(15,895)  $(1,535)   $(3,317)     $924,517     $54,328          $0     $1,400,144
                                                                                                                              __________
  Net income for 2002                                                                     177,355                                177,355
  Change in net unrealized
   gains/losses on investments
   (net of income tax -
   $99,209)                                                                                           184,246                    184,246
  Reclassification adjustment
   for amounts included in net
   income
   (net of income tax - $(318))                                                                          (591)                      (591)
  Change in accumulated
   gains (loss) hedging (net
   of income
   tax -  $(1,114))                                                                                                (2,069)        (2,069)
                                                                                                                              __________
  Comprehensive income for 2002                                                                                                  358,941
                                                                                                                              __________
  Cash dividends ($0.59 per                                                               (40,511)                               (40,511)
  share)
  Purchase of common stock                                          (882)                                                           (882)
  Purchase of treasury stock                             (828)                                                                      (828)
  Stock-based compensation                     2,928      311                                                                      3,239
  Reissuance of treasury stock
  to ESOP                                         49       10                   (59)                                                   0
  Allocation of stock to
   employee accounts                                                            599                                                  599
________________________________________________________________________________________________________________________________________
Balance, December 31, 2002        36,626     408,397  (16,402)    (2,417)    (2,777)    1,061,361     237,983      (2,069)     1,720,702
                                                                                                                              __________
  Net income for 2003                                                                     217,050                                217,050
  Change in net unrealized
   gains/losses on investments
   (net of income tax -
   $69,820)                                                                                           129,666                    129,666
  Reclassification adjustment
   for amounts included in
   net income (net of income
   tax - $(20,322))                                                                                   (37,742)                   (37,742)
  Change in accumulated
   gain (loss) hedging (net of
   income tax - $(2,556))                                                                                           4,747          4,747
                                                                                                                              __________
  Comprehensive income for 2003                                                                                                  313,721
                                                                                                                              __________
  Cash dividends ($0.63 per                                                               (43,399)                               (43,399)
  share)
  Purchase of common stock                                          (371)                                                           (371)
  Purchase of treasury stock                                                                                                           0
  Stock-based compensation                     9,195    1,009                                                                     10,204
  Reissuance of treasury stock
  to ESOP                                        759      118                  (877)                                                   0
  Allocation of stock to
   employee accounts                                                          1,287                                                1,287
________________________________________________________________________________________________________________________________________
Balance, December 31, 2003        36,626     418,351  (15,275)    (2,788)    (2,367)    1,235,012     329,907       2,678      2,002,144
                                                                                                                              __________
  Net income for 2004                                                                     234,580                                234,580
  Change in net unrealized
   gains/losses on investments
   (net of income tax -
   $(12,823))                                                                                         (23,814)                   (23,814)
  Reclassification adjustment
   for amounts included in
   net income (net of income
   tax - $(9,907))                                                                                    (18,398)                   (18,398)
  Change in accumulated
   gain (loss) hedging (net of
   income tax - $(3,197))                                                                                           5,938          5,938
                                                                                                                              __________
  Comprehensive income for 2004                                                                                                  198,306
                                                                                                                              __________
  Cash dividends ($0.685 per                                                              (47,508)                               (47,508)
  share)
  Sale of common stock                                             2,788                                                           2,788
  Purchase of treasury stock                                                                                                           0
  Stock-based compensation                     7,774     1,557                                                                     9,331
  Reissuance of treasury stock
  to ESOP                                        802        86                 (888)                                                   0
  Allocation of stock to
   employee accounts                                                          1,266                                                1,266
________________________________________________________________________________________________________________________________________
Balance, December 31, 2004 -
Note 7                           $36,626    $426,927  $(13,632)       $0    $(1,989)   $1,422,084    $287,695      $8,616     $2,166,327
________________________________________________________________________________________________________________________________________

See Notes to Consolidated Financial Statements.

                                                      PROTECTIVE LIFE CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31
                                                                     ________________________________________________
                                                                          2004             2003            2002
_____________________________________________________________________________________________________________________
                                                                                 (dollars in thousands)
Cash flows from operating activities
Net income                                                             $     234,580  $   217,050    $     177,355
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Realized investment (gains) losses                                      (47,896)     (58,064)            (910)
     Amortization of deferred policy acquisition costs                       200,130      225,107          239,490
     Capitalization of deferred policy acquisition costs                    (362,882)    (381,120)        (435,324)
     Depreciation expense                                                     17,679       12,302           11,015
     Deferred income taxes                                                      (151)      43,849           36,441
     Accrued income taxes                                                      5,060       (3,385)         (57,711)
     Interest credited to universal life and investment products             649,216      647,695          900,930
     Policy fees assessed on universal life and investment products         (349,057)    (324,773)        (268,191)
     Change in accrued investment income and other receivables              (392,278)      18,885         (272,362)
     Change in policy liabilities and other policyholders' funds of
       traditional life and health products                                  813,018      500,871          528,122
     Net change in trading securities                                          1,231            0                0
     Change in other liabilities                                              (4,915)    (187,892)          98,504
     Other, net                                                              (16,557)      74,992          (51,847)
_____________________________________________________________________________________________________________________
Net cash provided by operating activities                                    747,178      785,517          905,512
_____________________________________________________________________________________________________________________
Cash flows from investing activities
Investments available for sale, net of short-term investments:
     Maturities and principal reductions of investments                    1,900,579    4,618,380        3,624,740
     Sale of investments                                                   4,262,628    7,539,941       15,272,346
     Cost of investments acquired                                         (7,109,138) (13,173,599)     (20,014,231)
Mortgage loans:
     New loans                                                              (658,276)    (604,531)        (402,556)
     Additional borrowings on existing loans                                 (61,234)     (16,336)         (60,602)
     Repayments                                                              443,363      405,299          454,483
Change in investment real estate, net                                            441        2,585            5,638
Change in policy loans, net                                                   19,968       40,413          (21,320)
Change in other long-term investments, net                                    11,899      (26,760)        (117,866)
Change in short-term investments, net                                       (324,414)     258,442         (211,244)
Acquisitions and bulk reinsurance assumptions                                      0            0          130,515
Purchase of property and equipment                                           (16,788)     (16,618)         (10,880)
_____________________________________________________________________________________________________________________
Net cash used in investing activities                                     (1,530,972)    (972,784)      (1,350,977)
_____________________________________________________________________________________________________________________
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt              407,400      442,700           69,000
Principal payments on line of credit arrangements and long-term
debt                                                                        (417,296)    (387,480)         (39,102)
Net payments on securities sold under repurchase agreements                        0            0         (117,000)
Payment of guaranteed preferred beneficial interests                               0            0          (75,000)
Dividends to share owners                                                    (47,508)     (43,399)         (40,511)
Issuance of subordinated debt securities                                     103,093            0          115,000
Purchase of common stock held in trust                                             0         (371)            (882)
Purchase of treasury stock                                                         0            0             (828)
Investment product deposits and change in universal life deposits          3,042,453    2,721,579        1,687,213
Investment product withdrawals                                            (2,318,674)  (2,511,017)      (1,177,030)
Other financing activities                                                     8,224            0                0
_____________________________________________________________________________________________________________________
Net cash provided by financing activities                                    777,692      222,012          420,860
_____________________________________________________________________________________________________________________
Change in cash                                                                (6,102)      34,745          (24,605)
_____________________________________________________________________________________________________________________
Cash at beginning of year                                                    136,698      101,953          126,558
_____________________________________________________________________________________________________________________
Cash at end of year                                                     $    130,596  $   136,698    $     101,953
_____________________________________________________________________________________________________________________

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (All dollar amounts in tables are in thousands except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements of Protective Life Corporation and subsidiaries (the Company) are prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 9).

        The preparation of financial statements in conformity with GAAP requires management to make various estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Entities Included

        The consolidated financial statements include the accounts, after intercompany eliminations, of Protective Life Corporation and its wholly owned subsidiaries. The Company’s financial statements also include the accounts of certain variable interest entities which are not subsidiaries of the Company but are required to be consolidated under GAAP.

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

        In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of change in accounting principle originally amounting to $10.1 million (net of $5.5 income tax). During the third quarter of 2004, AcSEC issued a Technical Practice Aid (TPA) which provided additional interpretive guidance on applying certain provisions of the SOP. As a result of this additional guidance, the Company restated its cumulative effect charge as of January 1, 2004 to record an additional expense of $5.7 million (net of $3.1 income tax). The following table presents the results for the first quarter of 2004 as originally reported and as adjusted for the addition to the cumulative effect adjustment.

                                                                 Three Months Ended                  Three Months Ended
                                                                   March 31, 2004        Adoption      March 31, 2004
                                                                    As Reported          of TPA           Restated
________________________________________________________________________________________________________________________

Net income before cumulative effect of change
  in accounting principle                                             $ 65,305                            $ 65,305
Cumulative effect of change in accounting principle, net
  of tax                                                               (10,128)         $(5,673)           (15,801)
                                                               _________________________________________________________
Net income                                                            $ 55,177          $(5,673)          $ 49,504
                                                               _________________________________________________________

Per share information (diluted):
     Cumulative effect of change in accounting principle,
     net of tax                                                        $(0.14)           $(0.08)           $(0.22)
  Net income                                                             0.78             (0.08)            (0.70)

Per share information (basic):
     Cumulative effect of change in accounting principle,
     net of tax                                                         (0.14)            (0.08)            (0.22)
Net income                                                               0.79             (0.08)             0.71
________________________________________________________________________________________________________________________

        The Company issues variable universal life and variable annuity products through its separate accounts for which the investment risk is borne by the contract holder. The Company also offers, for its variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve (a) return of the highest anniversary date account value, or (b) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest. The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 9%, mortality at 60% of the 1994 MGDB Mortality Table plus a margin for reinsurance costs, lapse rates ranging from 1%-20% (depending on product type and duration), and an average discount rate of 7%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

        The variable annuity separate account balances subject to GMDB were $2.3 billion at December 31, 2004. The total guaranteed amount payable based on variable annuity account balances at December 31, 2004, was $211.9 million (including $182.0 million in the Annuities segment and $29.9 million in the Acquisitions segment), with a GMDB reserve of $5.0 million (including $4.6 million in the Annuities segment and $0.4 million in the Acquisitions segment). The average attained age of contract holders at December 31, 2004 was 65.

         Activity relating to GMDB reserves for the years ended December 31 was as follows:

                     _______________________________________________________________________________
                                                         2004             2003             2002
                     _______________________________________________________________________________

                       Incurred claims                 $3,179           $6,416           $7,599
                       Paid claims                      4,054            7,170            5,989
                     _______________________________________________________________________________

         Account balances of variable annuities with guarantees were invested in variable annuity separate accounts as of December 31 were as follows:

                     _______________________________________________________________________________
                                                               2004                   2003
                     _______________________________________________________________________________

                       Equity mutual funds                  $2,089,744              $1,845,952
                       Fixed income mutual funds               219,114                 199,086
                     _______________________________________________________________________________
                       Total                                $2,308,858              $2,045,038
                     _______________________________________________________________________________

        Certain of the Company's universal life products have a sales inducement in the form of a retroactive interest credit (RIC). In addition, certain variable annuity contracts provide a sales inducement in the form of a bonus interest credit. In accordance with SOP 03-1, the Company maintains a reserve for all interest credits earned to date. The Company defers the expense associated with the RIC and bonus interest credits each period and amortizes these costs in a manner similar to that used for deferred policy acquisition costs.

         Activity in the Company's deferred sales inducement asset for the years ended December 31 was as follows:

                 _____________________________________________________________________________________________
                                                                    2004            2003             2002
                 _____________________________________________________________________________________________

                   Deferred asset, beginning of period            $27,713         $31,557          $29,179
                   Amounts deferred                                12,597          14,041            9,567
                   Amortization                                   (11,692)        (17,885)          (7,189)
                 _____________________________________________________________________________________________
                   Deferred asset, end of period                  $28,618         $27,713          $31,557
                 _____________________________________________________________________________________________

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) is a revision of SFAS 123, which was originally issued by the FASB in 1995. SFAS 123(R) will become effective for the Company in the third quarter of 2005. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. When SFAS 123 was originally issued, the Company elected to recognize the cost of its share-based compensation plans in its financial statements. The Company is currently evaluating the provisions of SFAS 123(R), but does not anticipate that adoption of this standard will have a material impact on its financial position or results of operations.

Investments

        Investments are reported on the following bases:

o	Fixed maturities (bonds and redeemable preferred stocks) – at current market value. Where market values are unavailable, the Company obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

o	Equity securities (common and nonredeemable preferred stocks) – at current market value.

o	Mortgage loans – at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount. Mortgage loans are also recorded net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

o	Investment real estate – at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

o	Policy loans - at unpaid balances.

o	Other long-term investments – at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

o	Short-term investments – at amortized cost, which approximates current market value, except collateral from securities lending which is recorded at current market value.

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

        Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $0.3 million in bank deposits voluntarily restricted as to withdrawal.

        The market values of fixed maturities change due to interest rate changes, credit related events, and other factors. As prescribed by GAAP, investments deemed as “available for sale” are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owners’ equity. Furthermore, investments deemed as trading securities by the Company are recorded at their market values with any resulting unrealized gains and losses reported in net realized gains. The Company’s trading securities were consolidated as of December 31, 2003 in conjunction with the adoption of FIN 46, therefore, there was no income effect for 2003.

        Investment securities are regularly reviewed for impairment. Unrealized losses that are deemed to be other than temporary are recognized in realized gains (losses). See Note 2 for further discussion of the Company’s policies regarding identification of other-than-temporary impairments. Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

Derivative Financial Instruments

        The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce its exposure to interest rate risk, inflation risk, and currency exchange risk. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and strategies. These strategies are developed through the asset/liability committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into the Company’s risk management program.

        Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, and interest rate options. The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (CPI). The Company also uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts.

        Derivative instruments expose the Company to credit and market risk. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company also maintains netting and collateral support arrangements with its counterparties to further minimize the credit risk associated with its derivative instruments. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

        Statement of Financial Accounting Standards No. 133 (SFAS 133) requires that all derivative instruments be recognized in the balance sheet at fair value. The Company records its derivative instruments on the balance sheet in “other long-term investments” and “other liabilities”. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) – derivative financial instruments”.

        Cash-Flow Hedges. The Company has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain foreign-currency-based stable value contracts. Under the terms of the swap, the Company pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, the Company designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. Gains and losses on this swap are reclassified from other comprehensive income to current earnings as payments are made on the hedged stable value contract. In connection with the issuance of inflation adjusted funding agreements, the Company has entered into swaps to convert the floating CPI-linked interest rate on the contracts to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate equal to the CPI change paid on the funding agreements. Gains and losses on these swaps are reclassified from other comprehensive income to current earnings as interest payments are made on the funding agreements. For the years ended December 31, 2004, 2003 and 2002, the amount of hedge ineffectiveness reported in income was a $1.0 million gain, a $0.3 million gain, and an immaterial loss, respectively. Additionally, as of December 31, 2004 and 2003, the Company reported an after-tax increase to accumulated other comprehensive income of $5.9 million and $2.7 million, respectively, related to its cash flow hedges. During 2005, the Company expects to reclassify $4.9 million out of accumulated other comprehensive income and into earnings.

        Fair-Value Hedges. During 2004 and 2003, there were no fair value hedges outstanding. In 2002, the Company designated, as fair value hedges, callable interest rate swaps used to modify the interest characteristics of certain callable debt and stable value contracts. In assessing hedge effectiveness, the Company excluded the embedded call option’s time value component from each derivative’s total gain or loss. In 2002, total measured ineffectiveness for the fair value hedging relationships as well as the excluded time value component were insignificant.

        Other Derivatives. The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

        The Company uses interest rate swaps to convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based rates. In 2004, 2003, and 2002, the Company recognized pre-tax gains of $17.6 million, $1.4 million, and $41.5 million, respectively, representing the change in value of these derivatives.

        The Company uses certain foreign currency swaps, which are not designated as cash flow hedges, to mitigate its exposure to changes in currency rates. For 2004, 2003, and 2002, the Company recorded a pre-tax gain of $0.6 million, a pre-tax gain of $2.6 million, and a pre-tax gain of $70.8 million on these swaps, respectively. In connection with these swaps, the Company also recognized a $0.4 million pre-tax loss, a $1.9 million pre-tax loss, and a $74.9 million pre-tax loss, respectively, during 2004, 2003, and 2002 as the change in value of the related foreign currency denominated stable value contracts. These net gains or losses primarily result from differences in the forward and spot exchange rates used to revalue the swaps and the stable value contracts.

        The Company also uses short positions in interest rate futures to mitigate the interest rate risk associated with the Company’s mortgage loan commitments. During 2004, 2003, and 2002, the Company recognized a pre-tax loss of $1.7 million, a pre-tax gain of $4.7 million, and a pre-tax loss of $30.3 million, respectively, as a result of changes in value of these futures positions.

        The Company uses other interest rate swaps and options to manage the interest rate risk in the Company’s mortgage-backed security portfolio. For 2004, 2003, and 2002, the Company recognized a pre-tax loss of $0.5 million, a pre-tax loss of $6.1 million, and a pre-tax gain of $35.0 million, respectively, for the change in fair value of these derivatives.

        The Company has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. In 2004, 2003, and 2002, the Company recognized an immaterial loss, a $3.0 million gain, and a $2.0 million gain, respectively, for the change in the asset swaps’ fair value and recognized a $4.0 million gain, a $0.1 million gain, and a $7.8 million loss, respectively, to separately record the embedded equity options at fair value.

        The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party. The Company recognized a $0.7 million pre-tax loss, a $2.9 million pre-tax gain, and an $8.5 million pre-tax loss in 2004, 2003, and 2002, respectively, for the change in the total return swap’s fair value.

        The Company has invested in debt securities with embedded options, which are considered to be derivative instruments under SFAS 133. In addition, the Company is involved in various modified coinsurance arrangements which, in accordance with DIG B36, contain embedded derivatives. The change in fair value of these derivatives resulted in the recognition of a $0.3 million pre-tax loss, a $5.6 million pre-tax gain, and a $1.3 million pre-tax loss in 2004, 2003, and 2002, respectively.

Cash

        Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

Deferred Policy Acquisition Costs

        Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business, have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits; currently 2.3% to 12.6%) it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with the Company’s universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

        The cost to acquire blocks of insurance, representing the present value of future profits from such blocks of insurance, is also included in deferred policy acquisition costs. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8%. The unamortized present value of future profits for all acquisitions was approximately $468.0 million and $502.2 million at December 31, 2004 and 2003, respectively. During 2004, no present value of profits was capitalized and $34.2 million was amortized. During 2003, no present value of profits was capitalized and $40.3 million was amortized.

        The expected amortization of the present value of future profits for the next five years is as follows:

     Year          Expected Amortization
_____________________________________________

     2005                 $31,100
     2006                  29,800
     2007                  28,300
     2008                  26,800
     2009                  25,000
_____________________________________________

Goodwill

        The goodwill balance at December 31, 2004 was $46.6 million and $47.3 million on December 31, 2003. The $0.7 million reduction in the goodwill balance in 2004 relates to the sale of a small subsidiary by the Asset Protection segment. At October 31, 2004, and 2003, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

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

        Property and equipment consisted of the following at December 31:

                                                        2004              2003
____________________________________________________________________________________
Home Office building                                 $ 50,156          $ 48,678
Data processing equipment                              39,527            35,708
Other, principally furniture and equipment             48,786            46,270
____________________________________________________________________________________
                                                      138,469           130,656
Accumulated depreciation                               93,015            85,016
____________________________________________________________________________________
                                                     $ 45,454          $ 45,640
____________________________________________________________________________________

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

Stable Value Product Account Balances

        The Company markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Through its registered funding agreement-backed note program, the Company is able to offer secured notes to both institutional and retail investors. GICs are generally contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Stable value product account balances include GICs and funding agreements issued by the Company as well as the obligations of consolidated special purpose trusts or entities formed to purchase funding agreements issued by the Company. At December 31, 2004 and 2003 the Company had $3.9 billion and $2.8 billion, respectively of stable value product account balances marketed through structured programs. Most GICs and funding agreements written by the Company have maturities of three to seven years. At December 31, 2004, future maturities of stable value products were $1.2 billion in 2005, $2.4 billion in 2006–2007, $0.9 billion in 2008–2009, and $1.1 billion after 2009.

Revenues and Benefits Expense

Traditional Life, Health, and Credit Insurance Products:

        Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. Life insurance premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs. Gross premiums in excess of net premiums related to immediate annuities are deferred and recognized over the life of the policy.

        Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2004 range from 6.6% to 7.0%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to the Company and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

        Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

                                                             2004             2003             2002
               __________________________________________________________________________________________

               Balance beginning of year                  $121,832          $116,214         $100,023
                    Less reinsurance                        55,395            54,765           33,723
               __________________________________________________________________________________________
               Net balance beginning of year                66,437            61,449           66,300
               __________________________________________________________________________________________
               Incurred related to:                        256,754           266,676          258,612
               Current year
               Prior year                                      (30)           (1,783)            (338)
               __________________________________________________________________________________________
               Total incurred                              256,724           264,893          258,274
               __________________________________________________________________________________________
               Paid related to:                            210,943           261,311          243,206
               Current year
               Prior year                                   43,991            (1,406)          22,528
               __________________________________________________________________________________________
               Total paid                                  254,934           259,905          265,734
               __________________________________________________________________________________________
               Other changes:
               Acquisitions and reserve transfers                0                 0            2,609
               __________________________________________________________________________________________
               Net balance end of year                      68,227            66,437           61,449
                    Plus reinsurance                        66,788            55,395           54,765
               __________________________________________________________________________________________
               Balance end of year                        $135,015          $121,832         $116,214
               __________________________________________________________________________________________

Universal Life and Investment Products:

        Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 3.7% to 12.6% and investment products ranged from 2.3% to 9.4% in 2004.

        The Company’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

Property and Casualty Insurance Products:

        Property and casualty insurance products include service contract business, surety bonds, residual value insurance, guaranteed asset protection (GAP), credit-related coverages, and inventory protection products. Premiums for service contracts and GAP products are recognized based on expected claim patterns. For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis. Fee income from providing administrative services is recognized as earned when the related services are performed. Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy. Benefit reserves are recorded when insured events occur. Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported (IBNR) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date. The case base reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors. These assumptions are modified as necessary to reflect anticipated trends.

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

        Net income and a reconciliation of basic and diluted average shares outstanding for the years ended December 31 is summarized as follows:

                                                                       2004           2003           2002
______________________________________________________________________________________________________________
Net income                                                          $234,580        $217,050       $177,355
______________________________________________________________________________________________________________
Average shares issued and outstanding                             69,358,641      68,886,442     68,659,881
Stock held in trust                                                  (60,478)       (102,412)       (67,566)
Issuable under various deferred compensation plans                 1,001,307       1,249,258      1,331,640
______________________________________________________________________________________________________________
Average shares outstanding - basic                                70,299,470      70,033,288     69,923,955
Stock held in trust                                                   60,478         102,412         67,566
Stock appreciation rights                                            313,984         248,289        220,500
Issuable under various other stock-based compensation plans          390,607         260,653        250,776
______________________________________________________________________________________________________________
Average shares outstanding - diluted                              71,064,539      70,644,642     70,462,797
______________________________________________________________________________________________________________

Supplemental Cash Flow Information

        The following table sets forth supplemental cash flow information for the years ended December 31:

                                                                2004             2003             2002
______________________________________________________________________________________________________________
Cash paid during the year:
     Interest on debt                                       $   49,107       $  45,341        $  39,553
     Income taxes                                              117,240          66,082          132,039
______________________________________________________________________________________________________________
Noncash investing and financing activities:
     Reissuance of treasury stock to ESOP                   $      888       $     877        $      59
     Change in unallocated stock in ESOP                           378             410              540
     Stock-based compensation                                    9,331          10,204            3,239
     Change in collateral for securities lending
     transactions                                              214,824          83,456          250,806
______________________________________________________________________________________________________________
Acquisitions and related reinsurance transactions:
     Assets acquired                                        $        0       $       0        $ 358,897
     Liabilities assumed                                             0               0         (489,412)
______________________________________________________________________________________________________________
     Net                                                    $        0       $       0        $(130,515)
______________________________________________________________________________________________________________

Reclassifications

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owners’ equity.

2. Investment Operations

        Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                2004               2003               2002
________________________________________________________________________________________________

Fixed maturities                           $  822,081          $  743,934        $   680,825
Equity securities                               2,684               2,321              3,500
Mortgage loans                                232,577             208,983            218,165
Investment real estate                          1,622               3,478              2,437
Short-term investments and other               55,573              91,795            134,900
________________________________________________________________________________________________
                                            1,114,537           1,050,511          1,039,827
Investment expenses                            30,320              19,759             16,874
________________________________________________________________________________________________
                                           $1,084,217          $1,030,752         $1,022,953
________________________________________________________________________________________________

        Realized investment gains (losses) for all other investments for the years ended December 31 are summarized as follows:

                                                   2004             2003              2002
________________________________________________________________________________________________

Fixed maturities                                 $29,015           $57,756          $ 8,052
Equity securities                                     58            (1,727)          (4,397)
Mortgage loans and other investments                (768)            2,035           (2,745)
________________________________________________________________________________________________
                                                 $28,305           $58,064          $   910
________________________________________________________________________________________________

        In 2004, gross gains on investments available for sale (fixed maturities, equity securities, and short-term investments) were $54.8 million, and gross losses were $25.7 million. In 2003, gross gains were $84.9 million, and gross losses were $28.9 million. In 2002, gross gains were $48.0 million, and gross losses were $44.3 million.

        The amortized cost and estimated market value of the Company’s investments classified as available for sale at December 31 are as follows:

                                                                              Gross          Gross
                                                            Amortized      Unrealized     Unrealized       Estimated
                                                              Cost            Gains         Losses        Market Value
________________________________________________________________________________________________________________________
 2004
 Fixed maturities:
     Bonds:
       Mortgage-backed securities                         $  4,812,610      $110,269       $(22,997)     $  4,899,882
       United States Government and authorities                 79,225         7,042           (267)           86,000
       States, municipalities, and political
       subdivisions                                             27,915         2,488              0            30,403
       Public utilities                                      1,605,276       122,636         (4,759)        1,723,153
       Convertibles and bonds with warrants                     10,439           597            (89)           10,947
       All other corporate bonds                             6,766,424       505,220        (23,120)        7,248,524
     Redeemable preferred stocks                                 3,406           187              0             3,593
________________________________________________________________________________________________________________________
                                                            13,305,295       748,439        (51,232)       14,002,502
 Equity securities                                              56,049         3,491           (599)           58,941
 Short-term investments                                      1,052,357             0              0         1,052,357
________________________________________________________________________________________________________________________
                                                           $14,413,701      $751,930       $(51,831)      $15,113,800
________________________________________________________________________________________________________________________
At

         December 31, 2004, the Company had an additional $410.1 million of fixed maturities and $7.2 million of short-term investments classified as trading securities.

________________________________________________________________________________________________________________________
 2003
 Fixed maturities:
     Bonds:
       Mortgage-backed securities                          $ 4,491,392      $132,984       $(36,112)      $ 4,588,264
       United States Government and authorities                 83,834         6,538           (119)           90,253
       States, municipalities, and political
       subdivisions                                             25,349         1,738             (1)           27,086
       Public utilities                                      1,389,389        96,926        (10,776)        1,475,539
       Convertibles and bonds with warrants                     43,384           743           (277)           43,850
       All other corporate bonds                             6,286,776       455,323        (34,476)        6,707,623
     Redeemable preferred stocks                                 2,957           207              0             3,164
________________________________________________________________________________________________________________________
                                                            12,323,081       694,459        (81,761)       12,935,779
 Equity securities                                              45,379         1,881           (529)           46,731
 Short-term investments                                        514,619             0              0           514,619
________________________________________________________________________________________________________________________
                                                           $12,883,079      $696,340       $(82,290)      $13,497,129
________________________________________________________________________________________________________________________

        At December 31, 2003, the Company had an additional $420.1 million of fixed maturities and $4.8 million of short-term investments classified as trading securities.

        The amortized cost and estimated market value of available for sale fixed maturities at December 31, 2004, by expected maturity, are shown as follows. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                              Estimated        Estimated
                                              Amortized         Market
                                                 Cost            Value
___________________________________________________________________________
Due in one year or less                     $   401,392       $   412,418
Due after one year through five years         1,681,414         1,747,893
Due after five years through ten years        3,701,871         3,901,563
Due after ten years                           7,520,618         7,940,628
___________________________________________________________________________
                                            $13,305,295       $14,002,502
___________________________________________________________________________

        Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other than temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures considered. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2004, 2003, and 2002, the Company recorded other-than-temporary impairments in its investments of $18.3 million, $22.3 million, and $30.2 million, respectively.

        The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2004.

                                 Less Than 12 Months            12 Months or More                   Total
                              _________________________     ________________________    ____________________________
                                 Market     Unrealized         Market    Unrealized        Market       Unrealized
                                  Value        Loss            Value        Loss            Value          Loss
    ________________________________________________________________________________________________________________

    Mortgage-backed           $1,005,036    $(18,075)       $  21,120   $  (4,922)      $1,026,156     $(22,997)
    securities
    US government                 22,545        (187)           2,162         (80)          24,707         (267)
    State,   municipalities,          72           0                0           0               72            0
    etc.
    Public utilities              99,112        (787)          97,405      (3,972)         196,517       (4,759)
    Convertible bonds                  0           0              184         (89)             184          (89)
    Other corporate bonds        681,747     (12,799)         226,548     (10,321)         908,295      (23,120)
    Equities                       2,687        (281)           1,793        (318)           4,480         (599)
    ________________________________________________________________________________________________________________
                              $1,811,199    $(32,129)        $349,212    $(19,702)      $2,160,411     $(51,831)
    ________________________________________________________________________________________________________________

        For mortgage-backed securities in an unrealized loss position for greater than 12 months, $4.8 million of the unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. The Company does not consider these unrealized loss positions to be other than temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

        The other corporate bonds category has gross unrealized losses greater than 12 months of $10.3 million at December 31, 2004, including $6.3 million of electrical industry securities. The public utilities category has gross unrealized losses greater than 12 months of $4.0 million. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered included credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

        At December 31, 2004 and 2003, the Company had bonds which were rated less than investment grade of $966.0 million and $995.5 million, respectively, having an amortized cost of $933.4 million and $990.7 million, respectively. Not included in these less than investment grade bonds at December 31, 2004 and 2003, are $11.2 million and $10.9 million of trading securities. At December 31, 2004, approximately $63.4 million of the bonds rated less than investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $1,889.9 million of bonds are not publicly traded.

        The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available for sale, for the years ended December 31 is summarized as follows:

                               2004            2003            2002
________________________________________________________________________

Fixed maturities              $54,931        $110,499       $227,283
Equity securities               1,001           2,372           (480)
________________________________________________________________________

        The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2004, securities with a market value of $535.4 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

        At December 31, 2004, all of the Company’s mortgage loans were commercial loans of which 71% were retail, 10% were apartments, 9% were office buildings, 8% were warehouses, and 2% were other. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s leased space represents more than 2.7% of mortgage loans. Approximately 73% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Tennessee, Georgia, South Carolina, North Carolina, Alabama, Pennsylvania, Florida, Utah, Mississippi, Virginia, California and Ohio.

        Many of the mortgage loans have call provisions between 3 and 10 years. Assuming the loans are called at their next call dates, approximately $167.5 million would become due in 2005, $605.8 million in 2006 through 2009, $432.2 million in 2010 through 2014, and $78.3 million thereafter.

        At December 31, 2004, the average mortgage loan was $2.4 million, and the weighted average interest rate was 7.1%. The largest single mortgage loan was $22.6 million.

        For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2004 and 2003, approximately $439.8 million and $382.7 million, respectively, of the Company’s mortgage loans have this participation feature.

        At December 31, 2004 and 2003, the Company’s problem mortgage loans (over sixty days past due) and foreclosed properties totaled $10.8 million and $11.8 million, respectively. Since the Company’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. At December 31, 2004 and 2003, the Company had an allowance for mortgage loan credit losses of $3.3 million and $4.7 million, respectively. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

        Subsequent to December 31, 2004, Winn-Dixie Stores Inc. (Winn-Dixie), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At December 31, 2004, the Company had 49 loans amounting to $131.9 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 12 loans with balances of $21.7 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At December 31, 2004, the rents from Winn-Dixie represented approximately 45% of the total rents applicable to the properties underlying these loans (including approximately 66% of rents on loans in mortgage loan securitizations). The Company has evaluated each of the related loans, and, at this time, does not believe any of the loans to be materially impaired. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

        At December 31, 2004 and 2003, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $265.1 million and $283.6 million, respectively.

        Certain investments with a carrying value of $2.4 million were non-income producing for the twelve months ended December 31, 2004.

        Policy loan interest rates generally range from 4.5% to 8.0%.

3. Income Taxes

        The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

                                                 2004         2003           2002
______________________________________________________________________________________
Statutory federal income tax                    35.0%         35.0%         35.0%
    rate applied to pretax income
State income taxes                               0.7           0.2           0.8
Dividends received deduction
    and tax-exempt income                       (1.5)         (1.5)         (2.1)
Low-income housing credit                        0.0          (0.3)         (0.4)
Other                                            0.8          (0.1)         (0.2)
______________________________________________________________________________________
                                                35.0%         33.3%         33.1%
______________________________________________________________________________________

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        During the year ended December 31, 2004 the Company adopted SOP 03-1 and recognized a deferred tax benefit of approximately $8,508.

        The components of the Company’s income tax expense for the years ended December 31 are as follows:

                                                        2004             2003            2002
____________________________________________________________________________________________________

 Taxes estimated to be payable currently:
        Federal                                       $122,309           $62,602         $48,162
        State                                            3,854             1,911           3,085
____________________________________________________________________________________________________
        Total current                                 $126,163           $64,513         $51,247
____________________________________________________________________________________________________
Taxes deferred:
____________________________________________________________________________________________________
        Federal                                           $149           $43,849         $36,441
____________________________________________________________________________________________________

         During the year ended December 31, 2004 the Company adopted SOP 03-1 and recognized a deferred tax benefit of approximately $8,508.

        The components of the Company's net deferred income tax liability as of December 31 were as follows:

                                                        2004              2003
_____________________________________________________________________________________
Deferred income tax assets:
Policy and policyholder liability reserves          $317,946           $262,094
Other                                                 36,058             24,790
_____________________________________________________________________________________
                                                     354,004            286,884
_____________________________________________________________________________________

Deferred income tax liabilities:                     537,933            485,361
Deferred policy acquisition costs
Unrealized gains (losses) on investments             128,615            139,132
_____________________________________________________________________________________
                                                     666,548            624,493
_____________________________________________________________________________________
Net deferred income tax liability                   $312,544           $337,609
_____________________________________________________________________________________

        Under pre-1984 life insurance company income tax laws, a portion of the Company’s gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders’ Surplus. The aggregate accumulation in this account at December 31, 2004, was approximately $70.5 million. Should the accumulation in the Policyholders’ Surplus account of the life insurance subsidiaries exceed certain stated maximums, or should distributions including cash dividends be made to Protective Life Corporation in excess of approximately $1.8 billion, such excess would be subject to federal income taxes at rates then effective. Legislation was enacted in 2004 which will suspend application of this provision for tax years 2005 and 2006. Deferred income taxes have not been provided on amounts designated as Policyholders’ Surplus. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

4. Long-Term Debt, Subordinated Debt Securities, and Liabilities Related to Variable Interest Entities

        Long-term debt and subordinated debt securities at December 31 are summarized as follows:

                                                                              2004           2003
_______________________________________________________________________________________________________
Long-term debt (year of issue):
  Notes payable to banks                                                     $      0      $ 25,000
  7.95% Senior Notes (1994), due 2004                                               0        75,000
  7.45% Medium-Term Notes (1996), due 2011                                      9,852         9,852
  8.25% Senior Notes (2000), due 2030, callable 2005                           34,699        34,699
  7.50% Senior Notes (2000), due 2016, callable 2004                                0        59,864
  4.30% Senior Notes (2003), due 2013                                         250,000       250,000
  4.875% Senior Notes (2004), due 2014                                        150,000             0
Mortgage notes on investment real estate                                        6,882         6,914
_______________________________________________________________________________________________________
     Total long-term debt                                                    $451,433      $461,329
_______________________________________________________________________________________________________
Subordinated debt securities (year of issue):
  7.50% Subordinated Debentures (2001), due 2031, callable 2006              $103,093      $103,093
  7.25% Subordinated Debentures (2002), due 2032, callable 2007               118,557       118,557
  6.125% Subordinated Debentures (2004), due 2034, callable 2009              103,093             0
_______________________________________________________________________________________________________
     Total subordinated debt securities                                      $324,743      $221,650
_______________________________________________________________________________________________________

         Future maturities of long-term debt and subordinated debt securities are as follows:

                                           Year                   Amount
                                _____________________________________________

                                           2005                 $       0
                                           2006                     2,202
                                           2007                         0
                                           2008                         0
                                           2009                         0
                                        Thereafter                773,974

        Under revolving line of credit arrangements with several banks, the Company can borrow up to $200 million on an unsecured basis. No compensating balances are required to maintain the line of credit. These arrangements contain, among other provisions, requirements for maintaining certain financial ratios and restrictions on indebtedness incurred by the Company and its subsidiaries. Additionally, the Company, on a consolidated basis, cannot incur debt in excess of 40% of its total capital. At December 31, 2004, the Company had no outstanding borrowings under these arrangements. At December 31, 2004, the Company was in compliance with all debt covenants.

        The Company has also accessed capital from subordinated debt securities issued to wholly-owned subsidiary trusts. Securities currently outstanding were offered through a series of trusts (PLC Capital Trust III, PLC Capital Trust IV, and PLC Capital Trust V). These trusts were formed solely to issue preferred securities (TOPrS) and use the proceeds thereof to purchase subordinated debentures of the Company. The sole assets of the trusts are the subordinated debt securities issued by the Company. The principal obligations of the trusts are irrevocably guaranteed by the Company. Under the terms of the subordinated debentures, the Company has the right to extend interest payment periods up to five consecutive years. Consequently, dividends on the preferred securities may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by the trusts during any such extended interest payment period.

        Limited amounts of the 8.25% Senior Notes and 7.45% Medium-Term Notes may be redeemed upon the death of the beneficial owner of the notes.

        As of December 31, 2003, the Company consolidated a special-purpose entity, as a result of the implementation of FIN 46. The consolidated entity included a $430.6 million investment portfolio, $400.0 million of notes payable, $15.0 million of derivative liabilities, and $15.6 million of minority interest. In accordance with FIN 46, the Company also consolidated, as of March 31, 2004, two real estate investment companies previously reported as investments. This consolidation resulted in the recognition of notes payable owed by the investment companies. The $482.4 million and $400.0 million of notes payable reported on the balance sheet in “liabilities related to variable interest entities” at December 31, 2004 and 2003, respectively, are not the legal obligations of the Company, but will be repaid with cash flows generated by the separate entities’ operations.

        The Company uses interest rate swap agreements to convert a portion of its debt from a fixed interest rate to a floating rate. These interest rate swap agreements do not qualify as hedges of the corresponding long-term debt or subordinated debt securities, under SFAS 133. All net interest settlements and mark-to-market adjustments for these interest rate swap agreements are recorded as "Realized investment gains (losses) — derivative financial instruments." Interest expense on all debt totaled $49.7 million, $43.6 million, and $40.7 million in 2004, 2003, and 2002, respectively.

5. Acquisition

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
____________________________________________________________
Total revenues                                $2,003,158
Net income                                       179,981
Net income per share - basic                        2.57
Net income per share - diluted                      2.55
____________________________________________________________

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

        The Company leases administrative and marketing office space in approximately 25 cities including Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $6.0 million. Additionally, the Company leases a building contiguous to its home office, which expires in February 2007. Lease payments in 2005 and 2006 approximate $1.7 million per year. At the end of the lease term the Company may purchase the building for approximately $75 million.

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

7. Share-Owners’ Equity and Stock-Based Compensation

        Activity in the Company’s issued and outstanding Common Stock is summarized as follows:

                                                                        Treasury        Outstanding
                                                     Issued Shares       Shares           Shares
         ____________________________________________________________________________________________

         Balance, December 31, 2001                   73,251,960       4,696,788        68,555,172
         Reissuance of treasury stock                                   (150,177)          150,177
         Repurchase of treasury stock                                     29,455           (29,455)
         ____________________________________________________________________________________________
         Balance, December 31, 2002                   73,251,960       4,576,066        68,675,894
         Reissuance of treasury stock                                   (315,807)          315,807
         ____________________________________________________________________________________________
         Balance, December 31, 2003                   73,251,960       4,260,259        68,991,701
         Reissuance of treasury stock                                   (458,188)          458,188
         ____________________________________________________________________________________________
         Balance, December 31, 2004                   73,251,960       3,802,071        69,449,889
         ____________________________________________________________________________________________

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

        Share owners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. In connection with the Rights Agreement, 400,000 of these shares have been designated as Series A Junior Participating Cumulative Preferred Stock, $1.00 par value, and were unissued at December 31, 2004. The remaining 3,600,000 shares of Preferred Stock, $1.00 par value, were also unissued at December 31, 2004.

        The Company sponsors a deferred compensation plan for certain of its agents. A trust was established to aid the Company in meeting its obligations under the plan. Previously, Company Common Stock owned by the trust was accounted for as treasury stock. In September 2004, all Company Common Stock owned by the trust was sold.

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

        The Company may, from time to time, reissue treasury shares or buy in the open market additional shares of Common Stock to complete its 401(k) obligations. Accordingly, in 2003, the Company reissued from treasury 38,317 shares of Common Stock to the 401(k) Plan and reissued from treasury another 72,497 shares during 2004.

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

        Performance shares and performance-based stock appreciation rights (P-SARs) awarded in 2004, 2003, 2002, 2001, and 2000 and the estimated fair value of the awards at grant date are as follows:

      Year         Performance                       Estimated
    Awarded          Shares          P-SARs          Fair Value
_________________________________________________________________

     2004            125,670                          $4,600
     2003            148,730                           3,900
     2002            192,360                           5,700
     2001            153,490          40,000           4,900
     2000              3,330         513,618           3,700
_________________________________________________________________

        Performance shares are equivalent in value to one share of Company Common Stock times the award earned percentage payout. P-SARs convert to the equivalent of one stock appreciation right (SAR) if earned times the award percentage payout. Of the 2000 P-SARs awarded, 87,778 were canceled and 425,840 converted to 547,728 SARs. The 40,000 P-SARs awarded in 2001 were not earned and have been canceled. The P-SARs, once converted to SARs, expire 10 years after the grant date. At December 31, 2004, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 846,313.

        Between 1996 and 2003 SARs were granted (in addition to the P-SARs discussed above) to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s Common Stock. The SARs are exercisable after five years (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for 2002, 2003, and 2004 is as follows:

                                          Weighted Average
                                             Base Price          No. of SARs
____________________________________________________________________________

Balance at December 31, 2001                  $19.92            1,113,823
SARs granted                                   32.00              480,000
SARs exercised                                 32.60              (80,000)
SARs canceled                                  22.31              (15,000)
____________________________________________________________________________
Balance at December 31, 2002                   23.90            1,498,823
SARs granted                                   26.49               95,000
P-SARs converted                               22.31               45,838
P-SARs canceled                                30.77              (22,500)
____________________________________________________________________________
Balance at December 31, 2003                   23.91            1,617,161
P-SARs converted                               22.31              401,818
SARs exercised                                 18.68             (451,036)
____________________________________________________________________________
Balance at December 31, 2004                  $25.01            1,567,943
____________________________________________________________________________

         The outstanding SARs at December 31, 2004, were at the following base prices:

                             SARs           Remaining Life      Currently
     Base Price         Outstanding           in Years        Exercisable
_____________________________________________________________________________

       $17.44              235,000                 1              235,000
        26.49               15,000                 2               15,000
        32.00               30,000                 2               30,000
        22.31              720,443                 5              542,943
        31.26               50,000                 6                    0
        31.29                2,500                 6                    0
        32.00              435,000                 7                    0
        26.49               80,000                 8                    0
_____________________________________________________________________________

        The SARs issued in 2002 and 2003 had estimated fair values at grant date of $3.7 million and $0.6 million, respectively. The fair value of the 2003 SARs was estimated using a Black-Scholes option pricing model. Assumptions used in the model were as follows: expected volatility of 25.0% (approximately equal to that of the S&P Life and Health Insurance Index), a risk-free interest rate of 3.1%, a dividend rate of 2.1%, and an expected exercise date of 2009.

        The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s Common Stock and the market value at the exercise date for each SAR.

        The expense recorded by the Company for its stock-based compensation plans was $4.8 million, $5.5 million, and $5.2 million in 2004, 2003, and 2002, respectively. The Company’s obligations of its stock-based compensation plans that are expected to be settled in shares of the Company’s Common Stock are reported as a component of share-owners’ equity.

        The Company has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, Common Stock equivalents, or a combination thereof. The Company may, from time to time, reissue treasury shares or buy in the open market shares of Common Stock to fulfill its obligation under the plans. At December 31, 2004, the plans had 991,763 shares of Common Stock equivalents credited to participants.

        At December 31, 2004, approximately $574.2 million of consolidated share-owners’ equity, excluding net unrealized gains on investments, represented net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2005 is estimated to be $231.6 million.

8. Related Party Matters

        Certain corporations with which the Company’s directors were affiliated paid the Company premiums and policy fees or other amounts for various types of insurance and investment products. Such premiums, policy fees, and other amounts totaled $10.5 million, $12.2  million, and $16.0 million in 2004, 2003, and 2002, respectively. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $2.6 million, $2.1 million, and $1.6 million in 2004, 2003, and 2002, respectively. In addition, at December 31, 2003, the Company had a swap contract with a related party having a notional amount of $303.7 million and a gain position of $31.0 million.

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

        The net income and share-owners’ equity prepared in conformity with statutory reporting practices compared to that reported in the accompanying consolidated financial statements are as follows:

                                               Net Income (Loss)                         Share-Owners' Equity
                                     ____________________________________________________________________________________
                                         2004         2003         2002           2004          2003           2002
_________________________________________________________________________________________________________________________
 In conformity with statutory
    reporting practices(1)             $202,980      $274,244   $   (2,418)    $1,317,719    $1,135,942    $   852,645
_________________________________________________________________________________________________________________________
    In conformity with GAAP            $234,580      $217,050   $177,355       $2,166,327    $2,002,144     $1,720,702
_________________________________________________________________________________________________________________________
   (1) Consolidated
_________________________________________________________________________________________________________________________

        As of December 31, 2004, the Company’s insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $61.1 million.

10. Operating Segments

        The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows.

o	The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and “bank owned life insurance” (BOLI) products on a national basis primarily through networks of independent insurance agents and brokers, and in the BOLI market.

o	The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

o	The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

o	The Stable Value Products segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.

o	The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft.

        The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on all debt). This segment also includes earnings from several non-strategic lines of business (mostly cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries (including a subsidiary that markets discount plans). The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other in 2004, and prior period segment data has been restated to reflect the change.

        The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its consolidated net income and assets. Segment operating income is generally income before income tax, adjusted to exclude net realized investment gains and losses (and the related amortization of deferred policy acquisition costs) and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with corporate debt and certain investments are included in realized gains and losses but are considered part of operating income. Segment operating income represents the basis on which the performance of the Company’s business is assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition cost are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment.

        Assets are allocated based on statutory policy liabilities and deferred policy acquisition costs directly attributable to each segment.

        There are no significant intersegment transactions.

        The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations.

                                                                                 2004            2003           2002
                                                                           ______________________________________________

Revenues
   Life Marketing                                                           $   541,570     $   489,852     $   485,558
   Acquisitions                                                                 439,103         462,695         478,268
   Annuities                                                                    258,106         282,075         257,426
   Stable Value Products                                                        281,409         242,860         239,037
   Asset Protection                                                             275,353         323,659         358,773
   Corporate and Other                                                          193,034         156,384         143,626
                                                                           ______________________________________________
     Total revenues                                                          $1,988,575      $1,957,525      $1,962,688
                                                                           ______________________________________________
Segment Operating Income
   Life Marketing                                                           $   165,897     $   159,157     $   125,550
   Acquisitions                                                                  87,300          95,150          95,097
   Annuities                                                                     16,467          13,373          15,694
   Stable Value Products                                                         53,159          38,911          42,272
   Asset Protection                                                              19,079          20,193         (14,847)
   Corporate and Other                                                           21,560         (31,952)         (2,888)
                                                                           ______________________________________________
     Total segment operating income                                             363,462         294,832         260,878
                                                                           ______________________________________________

Realized investment gains (losses) - investments(1)                              21,370          39,117          (1,071)
Realized investment gains (losses) - derivatives(2)                                 369          (8,537)          5,236
Income tax expense                                                             (134,820)       (108,362)        (87,688)
                                                                           ______________________________________________
     Net income before cumulative effect of change in accounting                250,381         217,050         177,355
     principle
Cumulative effect of change in accounting principle                             (15,801)
                                                                           ______________________________________________
Net income                                                                  $   234,580     $   217,050     $   177,355
                                                                           ______________________________________________

(1)  Realized investment gains (losses) - investments                      $     28,305     $    58,064    $        910
     Related amortization of DAC                                                 (6,935)        (18,947)         (1,981)
                                                                           ______________________________________________
                                                                           $     21,370     $    39,117    $     (1,071)
                                                                           ______________________________________________
(2)  Realized investment gains (losses) - derivatives                      $     19,591     $    12,550    $     28,308
     Settlements on certain interest rate swaps                                 (19,222)        (21,087)        (23,072)
                                                                           ______________________________________________
                                                                           $        369     $    (8,537)   $      5,236
                                                                           ______________________________________________
Net investment income
   Life Marketing                                                           $   238,193     $   231,238     $   209,002
   Acquisitions                                                                 232,499         246,143         252,147
   Annuities                                                                    210,888         224,332         220,447
   Stable Value Products                                                        268,184         233,104         246,098
   Asset Protection                                                              30,939          36,652          41,879
   Corporate and Other                                                          103,514          59,283          53,380
                                                                           ______________________________________________
     Total net investment income                                             $1,084,217      $1,030,752      $1,022,953
                                                                           ______________________________________________
Amortization of deferred policy acquisition costs
   Life Marketing                                                          $     58,970     $    66,078     $   117,836
   Acquisitions                                                                  28,652          32,690          35,245
   Annuities                                                                     32,271          38,196          24,669
   Stable Value Products                                                          3,480           2,279           2,304
   Asset Protection                                                              72,273          80,320          75,108
   Corporate and Other                                                            4,484           5,544          12,500
                                                                           ______________________________________________
     Total amortization of deferred policy acquisition costs                $   200,130     $   225,107     $   267,662
                                                                           ______________________________________________

                                                                     Operating Segment Assets
                                                                        December 31, 2004
                                          _______________________________________________________________________________
                                                  Life                                                     Stable Value
                                                Marketing             Acquisitions           Annuities       Products
                                          _______________________________________________________________________________

Investments and other assets                    $5,967,768           $4,063,711           $5,980,259        $5,377,917
Deferred policy acquisition costs                1,262,637              337,372               81,251            18,301
Goodwill                                            10,354
                                          _______________________________________________________________________________
     Total assets                               $7,240,759           $4,401,083           $6,061,510        $5,396,218
                                          _______________________________________________________________________________

                                          _______________________________________________________________________________
                                                  Asset              Corporate                                 Total
                                               Protection            and Other              Adjustments   Consolidated
                                          _______________________________________________________________________________

Investments and other assets                   $   879,385           $3,027,486           $46,261            $25,342,787
Deferred policy acquisition costs                  113,918                8,493                                1,821,972
Goodwill                                            36,182                   83                                   46,619
                                          _______________________________________________________________________________
     Total assets                               $1,029,485           $3,036,062           $46,261            $27,211,378
                                          _______________________________________________________________________________

                                                                     Operating Segment Assets
                                                                        December 31, 2003
                                          _______________________________________________________________________________
                                                  Life                                                     Stable Value
                                               Marketing              Acquisitions           Annuities      Products
                                          _______________________________________________________________________________

Investments and other assets                   $4,987,757           $4,356,929           $5,436,619         $4,520,955
Deferred policy acquisition costs               1,185,102              385,042              101,096              7,186
Goodwill                                           10,354
                                          _______________________________________________________________________________
     Total assets                              $6,183,213           $4,741,971           $5,537,715         $4,528,141
                                          _______________________________________________________________________________

                                          _______________________________________________________________________________
                                                  Asset              Corporate                                Total
                                              Protection            and Other               Adjustments   Consolidated
                                          _______________________________________________________________________________

Investments and other assets                  $   956,396           $2,333,396            $60,261          $22,652,313
Deferred policy acquisition costs                 128,833               10,731                               1,817,990
Goodwill                                           36,875                   83                                  47,312
                                          _______________________________________________________________________________
     Total assets                              $1,122,104           $2,344,210            $60,261          $24,517,615
                                          _______________________________________________________________________________

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

        At December 31, 2004, the Company estimated that its 2005 defined benefit pension plan expense will be $6.6 million, which is the Company’s estimate of its expected contributions for 2005. The measurement date used to determine the benefit expense and benefit obligations of the plan is December 31, 2004.

        The actuarial present value of benefit obligations and the funded status of the plan at December 31 are as follows:

                                                                    2004                2003
__________________________________________________________________________________________________

Projected benefit obligation, beginning of the year               $77,454            $62,179
Service cost - benefits earned during the year                      5,408              4,513
Interest cost - on projected benefit obligation                     5,506              4,666
Actuarial loss                                                     10,756              7,531
Benefits paid                                                      (1,725)            (1,435)
__________________________________________________________________________________________________
Projected benefit obligation, end of the year                      97,399             77,454
__________________________________________________________________________________________________
Fair value of plan assets beginning of the year                    74,071             49,450
Actual return on plan assets                                        7,780             12,886
Employer contribution                                              19,764             13,170
Benefits paid                                                      (1,725)            (1,435)
__________________________________________________________________________________________________
Fair value of plan assets end of the year                          99,890             74,071
__________________________________________________________________________________________________
Plan assets less than the projected benefit obligation              2,491             (3,383)
Unrecognized net actuarial loss from past experience
    different from that assumed                                    36,056             27,453
Unrecognized prior service cost                                     1,458              1,672
Other adjustments                                                       0                684
__________________________________________________________________________________________________
Net pension asset                                                 $40,005            $26,426
__________________________________________________________________________________________________
Accumulated benefit obligation                                    $80,526            $60,984
Fair value of assets                                              $99,890            $74,071
Unfunded accumulated benefit obligation                           $     0            $     0
__________________________________________________________________________________________________

        Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                       2004              2003
___________________________________________________________________________________

Weighted average discount rate                        5.75%             6.25%
Rates of increase in compensation level               3.75              4.00
Expected long-term rate of return on assets           8.25              8.50
___________________________________________________________________________________

        Net pension cost of the defined benefit pension plan includes the following components for the years ended December 31:

                                               2004            2003                2002
______________________________________________________________________________________________

Service cost                                  $5,408         $ 4,513             $ 3,723
Interest cost                                  5,506           4,666               4,111
Expected return on plan assets                (6,864)         (5,604)             (4,265)
Amortization of prior service cost               214             214                 263
Amortization of losses                         1,920           1,049                 302
______________________________________________________________________________________________
Net pension cost                              $6,184         $ 4,838             $ 4,134
______________________________________________________________________________________________

        Assumptions used to determine the net pension cost for the years ended December 31 are as follows:

                                                       2004              2003              2002
______________________________________________________________________________________________________

Weighted average discount rate                        6.25%             6.75%             7.25%
Rates of increase in compensation level               4.00              4.50              5.00
Expected long-term rate of return on assets           8.50              8.50              8.50
______________________________________________________________________________________________________

        Plan assets by category as of December 31 were as follows:

                                           Target
                                         Allocation
                                          for 2005             2004                2003
______________________________________________________________________________________________

Cash and cash equivalents                     2%               2.7%                4.4%
Equity securities                            60               68.8                72.1
Fixed income                                 38               28.5                23.5
______________________________________________________________________________________________
Total                                       100%             100.0%              100.0%
______________________________________________________________________________________________

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

        Estimated future benefit payments under the defined benefit pension plan are as follows:

                                       Year                         Amount
                            __________________________________________________________

                                      2005                            $ 1,675
                                      2006                              1,985
                                      2007                              2,317
                                      2008                              2,749
                                      2009                              3,137
                                      2010-2014                        25,302

        The Company also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law. At December 31, 2004 and 2003, the projected benefit obligation of this plan totaled $21.6 million and $18.1 million, respectively, of which $16.3 million and $15.3 million, respectively, have been recognized in the Company’s financial statements

        Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                       2004              2003
___________________________________________________________________________________

Weighted average discount rate                        5.75%             6.25%
Rates of increase in compensation level               4.75              5.00
Expected long-term rate of return on assets           8.25              8.50
___________________________________________________________________________________

        Net pension cost of the excess benefits plan includes the following components for the years ended December 31:

                                                             2004           2003          2002
__________________________________________________________________________________________________

Service cost                                              $   542        $   485        $   455
Interest cost                                               1,302          1,182          1,178
Amortization of prior service cost                             16             16             16
Recognized net actuarial loss                                 309            118             71
Cost of divestiture and special termination benefits            0             81              0
__________________________________________________________________________________________________
Net pension cost                                           $2,169         $1,882         $1,720
__________________________________________________________________________________________________

        Assumptions used to determine the net pension cost for the years ended December 31 are as follows:

                                                       2004              2003              2002
______________________________________________________________________________________________________
Weighted average discount rate                        6.25%             6.75%             7.25%
Rates of increase in compensation level               5.00              5.50              6.00
Expected long-term rate of return on assets           8.50              8.50              8.50
______________________________________________________________________________________________________

        Estimated benefit payments under the excess benefits plan are as follows:

                                       Year                         Amount
                            __________________________________________________________

                                      2005                          $1,168
                                      2006                           1,187
                                      2007                           1,206
                                      2008                           1,256
                                      2009                           1,287
                                      2010-2014                      7,210

        In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. This benefit has no material effect on the Company’s consolidated financial statements. For a closed group of retirees over age 65, Protective provides a prescription drug benefit. At December 31, 2004 and 2003, the Company’s liability related to this benefit was $0.3 million and $0.3 million, respectively. The Company’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        Life insurance benefits for retirees from $10,000 up to a maximum of $75,000 are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance.

        The Company sponsors a defined contribution retirement plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code. The Company has established an Employee Stock Ownership Plan (ESOP) to match voluntary employee contributions to the Company’s 401(k) Plan. In 1994, a stock bonus component was added to the 401(k) Plan for employees who are not otherwise under a bonus or sales incentive plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to the Company less dividends on shares held by the ESOP. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share. At December 31, 2004, the Company had committed approximately 105,405 shares to be released to fund the 401(k) Plan match. The expense recorded by the Company for these employee benefits was $0.0 million, $0.6 million, and $0.1 million in 2004, 2003, and 2002, respectively.

        Effective as of January 1, 2005, the Company adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program will be made in early 2006, with respect to the 2005 plan year.

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

        The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer. At December 31, 2004, the Company had reinsured approximately 86.7% of the face value of its life insurance in force. The Company had reinsured approximately 51.7% of the face value of its life insurance in force with three reinsurers. These reinsurers had a minimum Standard & Poor’s rating of AA- and a minimum A. M. Best rating of A+. The Company has not experienced any credit losses for the years ended December 31, 2004, 2003, or 2002 related to these reinsurers.

        The Company has reinsured approximately $353.9 billion, $292.7 billion, and $219.0 billion in face amount of life insurance risks with other insurers representing $959.6 million, $781.8 million, and $546.0 million of premium income for 2004, 2003, and 2002, respectively. The Company has also reinsured accident and health risks representing $60.6 million, $61.6 million, and $61.5 million of premium income for 2004, 2003, and 2002, respectively. In addition, the Company reinsured property and casualty risks representing $122.4 million, $91.0 million, and $143.9  million of premium income for 2004, 2003, and 2002, respectively. In 2004 and 2003, policy and claim reserves relating to insurance ceded of $2,750.3 million and $2,230.7 million, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 2004 and 2003, the Company had paid $63.1 million and $53.3 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 2004, the Company had receivables of $66.9 million related to insurance assumed.

        In 2002, the Company discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. At December 31, 2002, the Company had recorded cash and receivables totaling $69.7 million, which reflected the amounts received and the Company’s then current estimate of amounts to be recovered in the future, based upon the information available. The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs took into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. In 2003, the Company substantially completed its recovery of the reinsurance overpayments. As a result, the Company increased premiums and policy fees by $18.4 million in 2003. The increase in premiums and policy fees resulted in $6.1 million of additional amortization of deferred policy acquisitions costs. As a result of the recoveries, income before income tax increased $12.3 million and $7.2 million in 2003 and 2002, respectively. During 2004, the Company adjusted its estimate of the remaining expected receipts, resulting in a $1.3 million decrease in income before income tax.

13. Estimated Fair Values of Financial Instruments

        The carrying amounts and estimated fair values of the Company’s financial instruments at December 31 are as follows:

                                                                2004                           2003
                                                  ______________________________________________________________
                                                     Carrying       Fair Values      Carrying      Fair Value
                                                      Amounts                         Amounts
________________________________________________________________________________________________________________
Assets (see Notes 1 and 2):
Investments:
   Fixed maturities                                $14,412,605     $14,412,605     $13,355,911    $13,355,911
   Equity securities                                    58,941          58,941          46,731         46,731
   Mortgage loans on real estate                     3,005,418       3,173,656       2,733,722      2,958,052
   Short-term investments                            1,059,557       1,059,557         519,419        519,419
Cash                                                   130,596         130,596         136,698        136,698
Liabilities (see Notes 1 and 4):
Stable value product account balances                5,562,997       5,589,665       4,676,531      4,736,681
Annuity account balances                             3,463,477       3,454,065       3,480,577      3,475,167
Debt:
   Bank borrowings                                           0               0          25,000         25,000
   Senior and Medium-Term Notes                        444,551         431,288         429,415        419,825
   Subordinated debt securities                        324,743         336,454         221,650        234,526
Other (see Note 1):
   Derivative financial instruments                    192,342         192,342         153,219        153,219
________________________________________________________________________________________________________________

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

        The Company estimates the fair value of its stable value products and annuities using discounted cash flows and surrender values, respectively.

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

14. Consolidated Quarterly Results – Unaudited

        The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2004 and 2003, are presented below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data which follow. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in share-owners’ equity, and cash flows for a period of several quarters. Amounts shown for the first quarter of 2004 have been restated from the amount originally reported due to the Company’s adoption of SOP 03-1 (see Note 1 for further detail).

                                                                First         Second         Third           Fourth
                                                               Quarter       Quarter        Quarter         Quarter
_______________________________________________________________________________________________________________________

2004
Premiums and policy fees                                     $ 443,796      $ 456,088      $ 460,784       $ 480,628
Reinsurance ceded                                             (249,339)      (285,369)      (276,736)       (331,200)
_______________________________________________________________________________________________________________________
Net of reinsurance ceded                                       194,457        170,719        184,048         149,428
Net investment income                                          264,608        265,899        279,271         274,439
Realized investment gains (losses)                              21,710          7,817         14,468           3,901
Other income                                                    37,419         37,563         40,921          41,907
_______________________________________________________________________________________________________________________
Total revenues                                                 518,194        481,998        518,708         469,675
Benefits and expenses                                          418,795        386,628        416,442         381,509
_______________________________________________________________________________________________________________________
Income from before income tax                                   99,399         95,370        102,266          88,166
Income tax expense                                              34,094         34,075         35,793          30,858
Cumulative effect of change in accounting principle,
  net of income tax                                            (15,801)
_______________________________________________________________________________________________________________________
Net income                                                  $   49,504     $   61,295     $   66,473      $   57,308
_______________________________________________________________________________________________________________________

Net income before cumulative effect of change in                 $0.93          $0.87          $0.95           $0.81
  accounting principle per share - basic
Net income per share - basic                                     $0.71          $0.87          $0.95           $0.81
Average shares outstanding - basic                          70,142,108     70,284,893     70,337,248      70,431,763
Net income before cumulative effect of change in
  accounting principle per share - diluted                       $0.92          $0.86          $0.94           $0.80
Net income per share - diluted                                   $0.70          $0.86          $0.94           $0.80
Average shares outstanding - diluted                        70,887,591     71,030,983     71,115,468      71,221,826
_______________________________________________________________________________________________________________________

2003
Premiums and policy fees                                     $ 387,094      $ 397,652      $ 424,590        $460,976
Reinsurance ceded                                             (189,417)      (205,268)      (237,996)       (301,754)
_______________________________________________________________________________________________________________________
Net of reinsurance ceded                                       197,677        192,384        186,594         159,222
Net investment income                                          257,701        262,744        248,915         261,392
Realized investment gains (losses)                              (6,058)        33,858         17,994          24,820
Other income                                                    25,309         39,981         26,128          28,864
_______________________________________________________________________________________________________________________
Total revenues                                                 474,629        528,967        479,631         474,298
Benefits and expenses                                          418,590        439,675        400,839         373,009
_______________________________________________________________________________________________________________________
Income before income tax                                        56,039         89,292         78,792         101,289
Income tax expense                                              18,334         29,916         26,383          33,729
_______________________________________________________________________________________________________________________
Net income                                                   $  37,705      $  59,376    $    52,409      $   67,560
_______________________________________________________________________________________________________________________
Net income per share - basic                                     $0.54          $0.85          $0.75           $0.96
Average shares outstanding - basic                          69,956,505     70,004,109     70,091,080      70,079,471
Net income per share - diluted                                   $0.53          $0.84          $0.74           $0.95
Average shares outstanding - diluted                        70,483,448     70,561,795     70,722,885      70,806,034
_______________________________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Share Owners of
Protective Life Corporation:

        We have completed an integrated audit of Protective Life Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 of the Notes to the Consolidated Financial Statements, effective January 1, 2004, the Company adopted American Institute of Certified Public Accountants Statement of Position (SOP) 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” and effective March 31, 2004 and December 31, 2003, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Birmingham,Alabama
March 15, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Disclosure controls and procedures

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2004. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)     Management’s report on Internal controls over financial reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

o	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

o	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

o	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

(c)     Changes in internal control over financial reporting

        No significant changes in our internal control over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information regarding Executive Officers called for by this item is included in Item 1.

Audit Committee Financial Expert

        The members of the Board have determined that each member of the Audit Committee meets the independence and financial expertise requirements of the New York Stock Exchange. The Board has determined that the Company has at least one “audit committee financial expert,” as defined under applicable SEC rules and regulations, and has determined that Mr. Terry is an audit committee financial expert. While Mr. Terry possesses the attributes of an “audit committee financial expert,” as defined under applicable SEC rules and regulations, he is not and never has been an accountant or an auditor, and this financial expert designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the Audit Committee or the Board. The Board has also determined that Mr. Terry is “independent” as defined under the listing standards of the New York Stock Exchange and the independence standards for audit committee members in the Securities Exchange Act of 1934 and rules thereunder.

        The remaining information called for by this item is incorporated by reference to “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Audit Committee” and “Board of Directors Composition, Qualifications, and Nominations” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners to be held May 2, 2005.

Item 11. Executive Compensation

        The information called for by this Item is incorporated by reference to “Executive Compensation” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners to be held May 2, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

        The information called for by this Item is incorporated by reference to “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners to be held May 2, 2005.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

        The information called for by this Item is incorporated herein by reference to “Fees for Professional Services of the Company’s Independent Accountants” in the Company’s definitive proxy statement for the Annual Meeting of Share Owners to be held May 2, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
         1.  Financial Statements: See “Index to Consolidated Financial
             Statements” under Item 8 on page 50 of this Annual Report.
         2.  Financial Statement Schedules:

             The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 83 of this report. The following schedules are located in this report on the pages indicated.

Schedule II - Condensed Financial Information
  of Registrant........................................................................

Schedule III - Supplementary Insurance Information.....................................

Schedule IV - Reinsurance..............................................................

Schedule V - Valuation Accounts........................................................

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

            Item Number      Document
*2(a)	Stock and Asset Purchase Agreement By and Among Protective Life Corporation, Protective Life Insurance Company, Fortis, Inc. and Dental Care Holdings, Inc. dated July 9, 2001 filed as Exhibit 2(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*2(b)	Indemnity Reinsurance Agreement By and Between Protective Life Insurance Company and Fortis Benefits Insurance Company dated December 31, 2001 filed as Exhibit 2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*2(c)	Indemnity Reinsurance Agreement By and Between Empire General Life Assurance Corporation and Fortis Benefits Insurance Company dated December 31, 2001 filed as Exhibit 2(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*2(d)	Indemnity Reinsurance Agreement By and Between Protective Life & Annuity Insurance Company and First Fortis Life Insurance Company dated December 31, 2001 filed as Exhibit 2(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*3(a)	1998 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 12, 1998, filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

*3(b)	2004 Amended and Restated By-laws of the Company, as adopted August 2, 2004, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-3 filed December 30, 2004 (No. 333-121791).

4(a)	Reference is made to Exhibit 3(a) above.

4(b)	Reference is made to Exhibit 3(b) above.

*4(c)	Rights Agreement, dated as of August 7, 1995, between the Company and The Bank of New York as successor to AmSouth Bank (formerly, AmSouth Bank N.A.), as Rights Agent filed as Exhibit 2 to the Company’s Form 8-K Current Report filed August 7, 1995 and filed as Exhibit 1 to the Company’s Form 8-A Registration Statement filed August 7, 1995.

*4(d)	Rights Certificate filed as Exhibit 1 to the Company’s Form 8-A filed August 7, 1995.

*4(e)	Certificate of Trust of PLC Capital Trust III filed as Exhibit 4(bb) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30965).

*4(f)	Declaration of Trust of PLC Capital Trust III filed as Exhibit 4 (ee) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30965).

*4(g)	Form of Amended and Restated Declaration of Trust of PLC Capital III, dated August 22, 2001 filed as Exhibit 4.3 to the Company’s Current Filing on Form 8-K filed August 22, 2001.

*4(h)	Form of Preferred Security Certificate for PLC Capital Trust III (included in Exhibit 4(g)).

*4(i)	Preferred Securities Guarantee Agreement, dated August 22, 2001 with respect to Preferred Securities issued by PLC Capital Trust III filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed August 22, 2001.

*4(j)	Certificate of Trust of PLC Capital Trust IV filed as Exhibit 4(cc) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

*4(k)	Declaration of Trust of PLC Capital Trust IV filed as Exhibit 4(ff) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

*4(l)	Form of Amended and Restated Declaration of Trust for PLC Capital Trust IV filed as Exhibit 4.09 to the Company’s Current Report on Form 8-K filed September 18, 2002.

*4(m)	Form of Preferred Security Certificate for PLC Capital Trust IV (included as Exhibit A-1 of Exhibit 4(l)).

*4(n)	Form of Guarantee with respect to Preferred Securities of PLC Capital Trust IV filed as Exhibit 4(x) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

*4(o)	Certificate of Trust of PLC Capital Trust V filed as Exhibit 4(cc) to the Company’s Registration Statement on Form S-3 filed May 5, 2003 (No. 333-105003).

*4(p)	Declaration of Trust of PLC Capital Trust V filed as Exhibit 4(ee) to the Company’s Registration Statement on Form S-3 filed May 5, 2003 (No. 333-105003).

*4(q)	Amended and Restated Declaration of Trust of PLC Capital Trust V filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 28, 2004.

*4(r)	Form of Preferred Security Certificate for PLC Capital Trust V (included as Exhibit A-1 of Exhibit 4(q)).

*4(s)	Preferred Securities, Guarantee Agreement, dated January 27, 2004, with respect to Preferred Securities issued by PLC Capital Trust V filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 28, 2004.

*10(a)†	The Company’s Annual Incentive Plan (effective as of January 1, 2002) filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 10, 2005.

*10(b)†	The Company’s Long-Term Incentive Plan as amended and restated as of May 5, 2003, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2003.

*10(b)(1)†	Form of Performance Share Award Letter under the Company’s Long-Term Incentive Plan filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004.

*10(b)(2)†	Form of Performance Share Award Letter for Senior Officers under the Company’s Long-Term Incentive Plan filed as Exhibit 10(b)(1) to the Company’s Current Report on Form 8-K filed March 10, 2005.

*10(b)(3)†	Form of Stock Appreciation Rights Award Letter under the Company’s Long-Term Incentive Plan filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004.

*10(b)(4)†	Form of Stock Appreciation Rights Award Letter for Senior Officers under the Company’s Long-Term Incentive Plan filed as Exhibit 10(b)(2) to the Company’s Current Report on Form 8-K filed March 10, 2005.

*10(b)(5)†	Form of Stock Appreciation Rights Award Letter for under the Company’s Long-Term Incentive Plan filed as Exhibit 10(b)(3) to the Company’s Current Report on Form 8-K filed March 10, 2005.

*10(c)†	Excess Benefit Plan filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004.

*10(d)†	Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 1986.

*10(d)(1)†	Form of Indemnity Agreement for Officers filed as Exhibit 10(d)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10(e)†	Form of the Company’s Employment Continuation Agreement (Executives) filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004.

*10(e)(1)†	Form of the Company’s Employment Continuation Agreement (Senior Officers) filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004.

*10(f) †	The Company’s Deferred Compensation Plan for Directors Who Are Not Employees of the Company as amended through March 3, 1997, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q filed May 14, 1997.

*10(f)(1)†	Amendment to the Company’s Deferred Compensation Plan for Directors who are not Employees of the Company effective as of November 4, 2002, filed as Exhibit 10(f)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10(g) †	The Company’s Deferred Compensation Plan for Officers as amended through March 3, 1997, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q filed May 14, 1997.

*10(g)(1)†	Amendment to the Company’s Deferred Compensation Plan for Officers effective as of February 5, 2001, filed as Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10(g)(2)†	Amendment to the Company’s Deferred Compensation Plan for Officers effective as of November 4, 2002, filed as Exhibit 10(g)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10(h)†	The Company’s 1996 Stock Incentive Plan as amended through March 3, 1997, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed May 14, 1997.

*10(h)(1)†	The Company’s specimen letter confirming grants under the Company’s 1996 Stock Incentive Plan, filed as Exhibit 10(2) to the Company’s Quarterly Report on Form 10-Q filed November 13, 1996.

*10(i) †	Stock Plan for Non-Employee Directors of Protective Life Corporation filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004.

*10(j)	Amended and Restated Credit Agreement among Protective Life Corporation, Protective Life Insurance Company, the several lenders from time to time party thereto, AmSouth Bank and Wachovia Capital Markets, LLC, dated as of July 30, 2004 filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004.

*10(k)	Reference is made to Exhibit 2(a) above, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*10(l)	Reference is made to Exhibit 2(b) above, filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*10(m)	Lease Agreement dated as of February 1, 2000, between Wachovia Capital Investments, Inc. and the Company, filed as Exhibit 10(l) to the Annual Report on Form 10-K for the year ended December 31, 2002.

*10(m)(l)	First Amendment to Lease Agreement dated as of October 31, 2001, between Wachovia Capital Investments, Inc. and the Company, filed as Exhibit 10(l)(l) to the Annual Report on Form 10-K for the year ended December 31, 2002.

*10(n)	Investment and Participation Agreement dated as of February 1, 2000, among the Company and Wachovia Capital Investments, Inc., filed as Exhibit 10(m) to the Annual Report on Form 10-K for the year ended December 31, 2002.

*10(n)(1)	First Amendment to Investment and Participation Agreement and Lease Agreement dated as of November 30, 2002, among the Company, Wachovia Capital Investments, Inc., and SunTrust Bank and LaSalle Bank National Association, filed as Exhibit 10(m)(1) to the Annual Report on Form 10-K for the year ended December 31, 2002.

*10(n)(2)	Second Amendment to Investment and Participation Agreement and Lease Agreement dated as of March 11, 2002 among the Company, Wachovia Capital Investments, Inc., and SunTrust Bank and LaSalle Bank National Association, filed as Exhibit 10(m)(2) to the Annual Report on Form 10-K for the year ended December 31, 2002.

*10(n)(3)	Third Amendment to Investment and Participation Agreement and Lease Agreement dated as of July 22, 2002 among the Company, Wachovia Capital Investments, Inc., and SunTrust Bank and LaSalle Bank National Association, filed as Exhibit 10(m)(3) to the Annual Report on Form 10-K for the year ended December 31, 2002.

21	Organization Chart of the Company and Affiliates.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Safe Harbor for Forward-Looking Statements.

*incorporated by reference
†Management contract or compensatory plan or arrangement
                                             SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                                             OF REGISTRANT
                                                         STATEMENTS OF INCOME
                                                      PROTECTIVE LIFE CORPORATION
                                                           (Parent Company)

                                                                                       Years Ended December 31
                                                                             ____________________________________________
                                                                                   2004           2003           2002
_________________________________________________________________________________________________________________________
                                                                                            (in thousands)
Revenues
     Dividends from subsidiaries*                                             $    1,665      $    8,917    $    5,007
     Service fees from subsidiaries*                                             109,896         104,245        97,045
     Net investment income                                                         1,273           8,278         9,117
     Realized investment gains (losses)                                           23,531          (4,399)       21,612
     Other income (loss)                                                             136             682          (328)
_________________________________________________________________________________________________________________________
         Total revenues                                                          136,501         117,723       132,453
_________________________________________________________________________________________________________________________
Expenses
     Operating and administrative                                                 81,065          95,199        58,428
     Interest - subsidiaries*                                                     22,168          16,327        15,227
     Interest - other                                                             20,444          26,285        24,960
_________________________________________________________________________________________________________________________
         Total expenses                                                          123,677         137,811        98,615
_________________________________________________________________________________________________________________________
Income (loss) before income tax and other items below                             12,824         (20,088)       33,838
Income tax expense (benefit)                                                        (120)        (10,866)        6,173
_________________________________________________________________________________________________________________________
Income before equity in undistributed income of subsidiaries                      12,944          (9,222)       27,665
Equity in undistributed income of subsidiaries*                                  237,437         226,272       149,690
_________________________________________________________________________________________________________________________
   Net income before cumulative effect of change in accounting principle         250,381         217,050       177,355
_________________________________________________________________________________________________________________________
Cumulative effect of change in accounting principle, net of
   income tax                                                                    (15,801)              0             0
_________________________________________________________________________________________________________________________
Net income                                                                      $234,580        $217,050      $177,355
_________________________________________________________________________________________________________________________

See Notes to Condensed Financial Information.

* Eliminated in consolidation

                                             SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                                             OF REGISTRANT
                                                            BALANCE SHEETS
                                                      PROTECTIVE LIFE CORPORATION
                                                           (Parent Company)

                                                                                                 December 31
                                                                                     ____________________________________
                                                                                           2004               2003
_________________________________________________________________________________________________________________________
                                                                                               (in thousands)
Assets
     Investments:
          Fixed maturities                                                             $       2,390      $       1,433
          Other long-term investments                                                         32,489             20,402
          Short-term investments                                                                 830                651
          Investments in subsidiaries (equity method)*                                     2,917,044          2,666,301
_________________________________________________________________________________________________________________________
                   Total investments                                                       2,952,753          2,688,787
     Cash                                                                                          0                484
     Accrued investment income                                                                    44                  0
     Receivables from subsidiaries*                                                           19,909             10,604
     Property and equipment, net                                                               1,060              1,287
     Other                                                                                    55,294             43,198
_________________________________________________________________________________________________________________________
                                                                                          $3,029,060         $2,744,360
_________________________________________________________________________________________________________________________
Liabilities
     Accrued expenses and other liabilities                                             $     64,863       $     63,766
     Accrued income taxes                                                                     (4,457)           (41,913)
     Deferred income taxes                                                                    33,033             44,298
     Long-term debt                                                                          444,551            454,415
     Subordinated debt securities                                                            324,743            221,650
_________________________________________________________________________________________________________________________
          Total liabilities                                                                  862,733            742,216
_________________________________________________________________________________________________________________________
Commitments and contingent liabilities - Note 5
_________________________________________________________________________________________________________________________
Share-owners' equity
     Preferred stock
     Junior participating cumulative preferred stock
     Common stock                                                                             36,626             36,626
     Additional paid-in capital                                                              426,927            418,351
     Treasury stock                                                                          (13,632)           (15,275)
     Stock held in trust                                                                           0             (2,788)
     Unallocated stock in employee stock ownership plan                                       (1,989)            (2,367)
     Retained earnings (including undistributed income of subsidiaries:
       2004 - $1,681,091; 2003 - $1,440,150)                                               1,422,084          1,235,012
     Accumulated other comprehensive income
       Net unrealized gains on investments
         (all from subsidiaries, net of income tax:
         2004 - $154,913; 2003 - $177,642)                                                   287,695            329,907
       Accumulated gain - hedging (net of income tax:
         2004 - $4,639; 2003 - $1,442)                                                         8,616              2,678
_________________________________________________________________________________________________________________________
       Total Share-owners' equity                                                          2,166,327          2,002,144
_________________________________________________________________________________________________________________________
                                                                                          $3,029,060         $2,744,360
_________________________________________________________________________________________________________________________

See Notes to Condensed Financial Information.
* Eliminated in consolidation

                                            SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                                             OF REGISTRANT
                                                       STATEMENTS OF CASH FLOWS
                                                      PROTECTIVE LIFE CORPORATION
                                                           (Parent Company)

                                                                                  Year Ended December 31
                                                                  _______________________________________________________
                                                                        2004               2003               2002
_________________________________________________________________________________________________________________________
                                                                                  (dollars in thousands)
Cash flows from operating activities
   Net income                                                          $234,580          $ 217,050          $ 177,355
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Realized investment (gains) losses                                 2,466              8,700            (11,403)
       Equity in undistributed net income of subsidiaries*             (237,437)          (226,272)          (149,690)
       Deferred income taxes                                            (10,120)             3,029             31,127
       Accrued income taxes                                              40,790             (7,396)           (17,180)
       Accrued expenses                                                  (2,448)            16,262              2,787
       Accrued investment income                                            (44)
       Receivables from subsidiaries                                     (9,305)            (3,620)             5,187
       Other (net)                                                      (17,728)            (5,661)            (6,772)
_________________________________________________________________________________________________________________________
Net cash provided by operating activities                                   754              2,092             31,411
_________________________________________________________________________________________________________________________
Cash flows from investing activities
   Purchase of and/or additional investments in subsidiaries*           (53,352)           (23,437)           (68,272)
   Purchase of fixed assets                                                                   (222)            (1,275)
   Principal payments received on loan to subsidiaries*                                      2,000              4,000
   Purchases of investments                                              (5,293)
   Sales of investments                                                     991
   Proceeds from other long-term investments                              2,650              7,940              5,618
   Change in short-term investments                                        (179)               454             (1,095)
_________________________________________________________________________________________________________________________
Net cash used in investing activities                                   (55,183)           (13,265)           (61,024)
_________________________________________________________________________________________________________________________
Cash flows from financing activities
   Borrowings under line of credit arrangements and
     long-term debt                                                     407,400            442,700             69,000
   Principal payments on line of credit arrangements and
     long-term debt                                                    (417,264)          (387,451)           (39,102)
   Issuance of guaranteed preferred beneficial interests                103,093                               115,000
   Redemption of guaranteed preferred beneficial interests                                                    (75,000)
   Purchase of common stock                                                                   (371)              (882)
   Purchase of treasury stock                                                                                    (828)
   Dividends to share owners                                            (47,508)           (43,399)           (40,511)
   Other financing activities                                             8,224
_________________________________________________________________________________________________________________________
Net cash provided by financing activities                                53,945             11,479             27,677
_________________________________________________________________________________________________________________________
Increase (decrease) in cash                                                (484)               306             (1,936)
_________________________________________________________________________________________________________________________
Cash at beginning of year                                                   484                178              2,114
_________________________________________________________________________________________________________________________
Cash at end of year                                                      $    0       $        484       $        178
_________________________________________________________________________________________________________________________
See Notes to Condensed Financial Information.

*Eliminated in consolidation.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION

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

NOTE 1 - RECENTLY ISSUED ACCOUNTING STANDARDS/CHANGE IN ACCOUNTING PRINCIPLE

        In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of change in accounting principle originally amounting to $10.1 million (net of $5.5 income tax). During the third quarter of 2004, AcSEC issued a Technical Practice Aid (TPA) which provided additional interpretive guidance on applying certain provisions of the SOP. As a result of this additional guidance, the Company restated its cumulative effect charge as of January 1, 2004 to record an additional expense of $5.7 million (net of $3.1 income tax). The following table presents the results for the first quarter of 2004 as originally reported and as adjusted for the addition to the cumulative effect adjustment.

                                                           Three Months Ended                      Three Months Ended
                                                              March 31, 2004         Adoption         March 31, 2004
                                                               As Reported            of TPA             Restated
________________________________________________________________________________________________________________________

Net income before cumulative effect of change
  in accounting principle                                        $ 65,305                                $ 65,305
Cumulative effect of change in accounting principle,
  net of tax                                                      (10,128)          $(5,673)              (15,801)
                                                         _______________________________________________________________
Net income                                                       $ 55,177           $(5,673)             $ 49,504
                                                         _______________________________________________________________

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) is a revision of SFAS 123, which was originally issued by the FASB in 1995. SFAS 123(R) will become effective for the Company in the third quarter of 2005. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. When SFAS 123 was originally issued, the Company elected to recognize the cost of its share-based compensation plans in its financial statements. The Company is currently evaluating the provisions of SFAS 123 (R), but does not anticipate that adoption of this standard will have a material impact on its financial position or results of operations.

NOTE 2 — DEBT

        At December 31, 2004, the Company had no borrowings under its $200 million line of credit arrangements. $9.9 million of 7.45% Medium-Term Notes due 2011, $34.7 million of 8.25% Senior Notes due 2030, $250.0 million of 4.30% Senior Notes due 2013, $150.0 million of 4.875% Senior Notes due 2014, $103.1 million of subordinated debentures due 2031, $118.6 million of subordinated debentures due 2032, and $103.1 million of subordinated debentures due 2034, were outstanding at December 31, 2004. The subordinated debentures were issued to affiliates in connection with the issuance by such affiliates of Trust Originated Preferred Securities.

NOTE 3 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                 2004           2003           2002
                                                                            ___________________________________________
Cash paid during the year for:

  Interest paid to non-affiliates                                             $ 23,526       $28,006        $17,710

  Interest paid for subordinated debt securities*                               22,168        16,327         15,227
_______________________________________________________________________________________________________________________
                                                                              $ 45,694       $44,333        $32,937
_______________________________________________________________________________________________________________________
  Income taxes  (reduced by amounts  received from  affiliates  under a
     tax sharing agreement)                                                   $(29,983)                     $ 7,000
_______________________________________________________________________________________________________________________

Noncash investing and financing activities

  Reinsurance of treasury stock to ESOP                                       $    888       $   877        $     59
_______________________________________________________________________________________________________________________

  Change in unallocated stock in ESOP                                         $    378       $   410        $   540
_______________________________________________________________________________________________________________________

  Stock-based compensation                                                    $  9,331       $10,204        $ 3,239
_______________________________________________________________________________________________________________________

NOTE 4 – OPERATING EXPENSES

        In 2003, the Company incurred $27.5 million of expenses related to the payment of claims in the Company’s Corporate and Other segment. In 2004, the Company incurred an additional $13.9 million related to the payment of claims in the Company’s Corporate and Other segment.

NOTE 5 – COMMITMENTS AND CONTINGENT LIABILITIES

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

        The Company leases administrative and marketing office space in approximately 25 cities including Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $6.0 million. Additionally, the Company leases a building contiguous to its home office from an unrelated party which expires in February 2007. Lease payments in 2005 and 2006 approximate $1.7 million per year. At the end of the lease term the Company may purchase the building for approximately $75 million.

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

                                          SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                             PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                                            (in thousands)

________________________________________________________________________________________________________________________________________________________________________________________
                 COL. A                   COL. B          COL. C          COL. D          COL. E           COL. F          COL. G          COL. H           COL. I           COL. J
________________________________________________________________________________________________________________________________________________________________________________________

                                                                                       Stable Value
                                                                                         Products,
                                                                                          Annuity                                                        Amortization
                                         Deferred                                      Contracts and        Net                                           of Deferred
                                          Policy       Future Policy                       Other          Premiums          Net         Benefits and        Policy           Other
                                       Acquisition     Benefits and      Unearned     Policyholders'     and Policy      Investment      Settlement      Acquisitions      Operating
                 Segment                  Costs           Claims         Premiums          Funds            Fees         Income(1)        Expenses           Costs        Expenses(1)
________________________________________________________________________________________________________________________________________________________________________________________
     Year Ended
       December 31, 2004:
           Life Marketing                $1,262,637    $ 5,794,434        $ 43,500     $     64,247       $208,682       $   238,193     $   274,584       $  58,970       $  42,119
           Acquisitions                     337,372      3,136,525             309          834,675        204,332           232,499         287,356          28,652          35,795
           Annuities                         81,251        772,440           8,861        2,669,776         30,341           210,888         183,271          32,271          23,159
           Stable Value Products             18,301                                       5,377,917                          268,184         205,168           3,480           6,377
           Asset Protection                 113,918        181,722         584,202            5,603        207,938            30,939         121,007          72,273          62,994
           Corporate and Other                8,493         90,883          29,617          225,916         47,359           103,514          59,051           4,484         102,363
           Adjustments(2)                                   38,102              71
________________________________________________________________________________________________________________________________________________________________________________________
           Total                         $1,821,972    $10,014,106        $666,560       $9,178,134       $698,652        $1,084,217      $1,130,437        $200,130        $272,807
________________________________________________________________________________________________________________________________________________________________________________________
     Year Ended
       December 31, 2003:
           Life Marketing                $1,185,102     $4,846,032      $    1,854     $     62,641       $198,653       $   231,238     $   253,785       $  66,078       $  10,832
           Acquisitions                     385,042      3,185,708             354          917,401        213,912           246,143         291,768          32,690          43,087
           Annuities                        101,096        593,119           5,329        2,618,571         26,265           224,332         197,955          38,196          28,765
           Stable Value Products              7,186                                       4,520,955                          233,104         186,565           2,279           5,349
           Asset Protection                 128,833        199,268         718,405            6,255        244,769            36,652         142,166          80,320          80,980
           Corporate and Other               10,731         76,843           2,172          189,969         52,278            59,283          79,335           5,544          86,419
           Adjustments(2)                                   47,161              76              191
________________________________________________________________________________________________________________________________________________________________________________________
           Total                         $1,817,990     $8,948,131        $728,190       $8,315,983       $735,877        $1,030,752      $1,151,574        $225,107        $255,432
________________________________________________________________________________________________________________________________________________________________________________________
     Year Ended
       December 31, 2002:
           Life Marketing                                                                                 $220,184       $   209,002     $   228,224        $117,836       $  13,948
           Acquisitions                                                                                    224,485           252,147         301,401          35,245          46,525
           Annuities                                                                                        25,826           220,447         186,107          24,669          30,660
           Stable Value Products                                                                                             246,098         196,576           2,304           4,946
           Asset Protection                                                                                286,129            41,879         204,069          75,108          94,443
           Corporate and Other                                                                              53,697            53,380          50,708          12,500          72,376
________________________________________________________________________________________________________________________________________________________________________________________
           Total                                                                                          $810,321        $1,022,953      $1,167,085        $267,662        $262,898
________________________________________________________________________________________________________________________________________________________________________________________

      (1) Allocations of Net Investment Income and Other Operating  Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

      (2) Balance Sheet adjustments represent the inclusion of assets related to discontinued operations.
________________________________________________________________________________________________________________________________________________________________________________________

                                                       SCHEDULE IV - REINSURANCE
                                             PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
                                                        (dollars in thousands)

___________________________________________________________________________________________________________________________
                  COL. A                         COL. B           COL. C          COL. D          COL. E        COL. F
___________________________________________________________________________________________________________________________
                                                                                                             Percentage of
                                                                               Assumed from                     Amount
                                                 Gross        Ceded to Other        Other                      Assumed to
                                                 Amount         Companies        Companies      Net Amount        Net
___________________________________________________________________________________________________________________________
Year Ended
  December 31, 2004:
     Life insurance in force                   $379,588,512   $ 354,015,938     $29,448,143     $55,020,717        53.5%
___________________________________________________________________________________________________________________________
     Premiums and policy fees:
       Life insurance                          $  1,218,899   $     959,643     $   219,917     $   479,173        45.9
       Accident/health insurance                    113,367          60,560          25,461          78,268        32.5
       Property and liability insurance             236,048         122,441          27,604         141,211        19.5
___________________________________________________________________________________________________________________________
       Total                                   $  1,568,314   $   1,142,644     $   272,982     $   698,652
___________________________________________________________________________________________________________________________
Year Ended
  December 31, 2003:
     Life insurance in force                   $324,318,517   $  292,740,795    $22,176,303     $53,754,025        41.3
___________________________________________________________________________________________________________________________
     Premiums and policy fees:
       Life insurance                          $  1,028,053   $     781,776     $   247,592     $   493,869        50.1
       Accident/health insurance                     99,023          61,644          59,633          97,012        61.5
       Property and liability insurance             170,322          91,015          65,688         144,995        45.3
___________________________________________________________________________________________________________________________
       Total                                   $  1,297,398   $     934,435     $   372,913     $   735,876
___________________________________________________________________________________________________________________________
Year Ended
  December 31, 2002:
     Life insurance in force                   $248,994,479   $ 219,025,215     $21,523,110     $51,492,374        41.8
___________________________________________________________________________________________________________________________
     Premiums and policy fees:
       Life insurance                          $    854,813   $     545,976     $   235,198     $   544,035        43.2
       Accident/health insurance                    103,858          61,512          44,337          86,683        51.1
       Property and liability insurance             194,601         143,908         110,543         161,236        68.6
___________________________________________________________________________________________________________________________
       Total                                   $  1,153,272   $     751,396     $   390,078     $   791,954
___________________________________________________________________________________________________________________________

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
_______________________________________________________________________________________________________________________
2004
Allowance for Uncollected
Reinsurance Receivable             $  6,462              $0               $0            $  6,462         $       0

_______________________________________________________________________________________________________________________
2003
Allowance for Uncollected
Reinsurance Receivable              $24,833              $0               $0             $18,371            $6,462
_______________________________________________________________________________________________________________________

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

                                                                By: /s/ John D.Johns
                                                                   John D. Johns
                                                                   Chairman of the Board, President
                                                                   and Chief Executive Officer

March 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                        Capacity in Which Signed                              Date

/s/ John D. Johns                       Chairman of the Board, President                    March 15, 2005
JOHN D. JOHNS                           and Chief Executive Officer
                                        (Principal Executive Officer)
                                        and Director

/s/ Allen W. Ritchie                    Executive Vice President and                        March 15, 2005
ALLEN W. RITCHIE                        Chief Financial Officer
                                        (Principal Financial Officer)

/s/ Steven G. Walker                    Senior Vice President, Controller,                  March 15, 2005
STEVEN G. WALKER                        and Chief Accounting Officer
                                        (Principal Accounting Officer)

      *                                 Director                                            March 15, 2005
JOHN J. MCMAHON, JR.

      *                                 Director                                            March 15, 2005
JAMES S. M. FRENCH

      *                                 Director                                            March 15, 2005
DONALD M. JAMES

      *                                 Director                                            March 15, 2005
J. GARY COOPER

      *                                 Director                                            March 15, 2005
H. CORBIN DAY

      *                                 Director                                            March 15, 2005
W. MICHAEL WARREN, JR.

      *                                 Director                                            March 15, 2005
MALCOLM PORTERA

      *                                 Director                                            March 15, 2005
THOMAS L. HAMBY

      *                                 Director                                            March 15, 2005
VANESSA LEONARD

      *                                 Director                                            March 15, 2005
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