Form 10-Q
period 2005-06-30
PROTECTIVE LIFE CORP
filed 2005-08-09
CIK 355429

FORM 10-Q
_____________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No []
Number of shares of Common Stock, $.50 par value, outstanding as of August 9, 2005: 69,661,981 shares.

PROTECTIVE LIFE CORPORATION Quarterly Report on Form 10-Q For Quarter Ended June 30, 2005 INDEX
Page
Part I. Financial Information:
Item 1. Financial Statements (unaudited):
Report of Independent Registered Public Accounting Firm	2

Consolidated Condensed Statements of Income for the
Three and Six Months ended June 30, 2005 and 2004	3
Consolidated Condensed Balance Sheets as of June 30, 2005
and December 31, 2004	4
Consolidated Condensed Statements of Cash Flows for the
Six Months ended June 30, 2005 and 2004	5
Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Part II. Other Information:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 6. Exhibits	36

Signatures	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owners
Protective Life Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Corporation and its subsidiaries as of June 30, 2005, and the related consolidated condensed statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, share-owners' equity, and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 15, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
August 8, 2005

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

Three Months Ended		Six Months Ended
June 30		June 30
2005	2004	2005	2004

REVENUES Premiums and policy fees	$488,301	$456,088	$960,444	$899,884
Reinsurance ceded	(314,899)	(285,369)	(599,812)	(534,708)
Net of reinsurance ceded	173,402	170,719	360,632	365,176
Net investment income	282,374	265,899	570,327	530,507
Realized investment gains (losses): Derivative financial instruments	(26,021)	8,740	(32,389)	13,823
All other investments	12,480	(923)	40,358	15,704
Other income	44,235	37,563	87,651	74,982
Total revenues	486,470	481,998	1,026,579	1,000,192
BENEFITS AND EXPENSES Benefits and settlement expenses, net of reinsurance ceded: (three months: 2005 - $279,484; 2004 - $252,954 six months: 2005 - $544,847; 2004 - $494,241)	291,636	282,469	592,070	569,785
Amortization of deferred policy acquisition costs	51,867	45,053	126,118	104,847
Other operating expenses, net of reinsurance ceded: (three months: 2005 - $54,489; 2004 - $43,164 six months: 2005 - $91,363; 2004 - $82,726)	69,525	59,106	143,079	130,791
Total benefits and expenses	413,028	386,628	861,267	805,423
INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	73,442	95,370	165,312	194,769
Income tax expense	25,411	34,075	57,198	68,169
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	48,031	61,295	108,114	126,600
Cumulative effect of change in accounting principle, net of income tax	0	0	0	(15,801)
NET INCOME	$48,031	$61,295	$108,114	$110,799
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE - BASIC	$.68	$.87	$1.53	$1.80
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE - DILUTED	$.68	$.86	$1.52	$1.78
NET INCOME PER SHARE - BASIC	$.68	$.87	$1.53	$1.58
NET INCOME PER SHARE - DILUTED	$.68	$.86	$1.52	$1.56
CASH DIVIDENDS PAID PER SHARE	$.195	$.175	$0.37	$0.335
Average shares outstanding - basic	70,517,476	70,284,893	70,496,026	70,213,500
Average shares outstanding - diluted	71,279,363	71,030,983	71,276,577	70,959,287

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

June 30	December 31
2005	2004

ASSETS Investments: Fixed maturities, at market (amortized cost: 2005 - $14,885,118; 2004 - $13,711,526)	$15,686,373	$14,412,605
Equity securities, at market (cost: 2005 - $111,088; 2004 - $56,049)	115,758	58,941
Mortgage loans on real estate	3,124,877	3,005,418
Investment in real estate, net	91,981	107,246
Policy loans	466,701	482,780
Other long-term investments	186,059	259,025
Short-term investments	626,795	1,059,557
Total investments	20,298,544	19,385,572
Cash	98,316	130,596
Accrued investment income	192,454	196,076
Accounts and premiums receivable, net	348,688	44,364
Reinsurance receivables	2,883,648	2,750,260
Deferred policy acquisition costs	1,866,815	1,821,972
Goodwill	49,423	46,619
Property and equipment, net	46,878	45,454
Other assets	255,413	264,512
Assets related to separate accounts Variable annuity	2,286,141	2,308,858
Variable universal life	225,527	217,095
	$28,551,847	$27,211,378
LIABILITIES Policy liabilities and accruals	$11,179,410	$10,680,666
Stable value product account balances	5,846,120	5,562,997
Annuity account balances	3,447,394	3,463,477
Other policyholders' funds	149,247	151,660
Securities sold under repurchase agreements	31,550	0
Other liabilities	1,495,208	1,075,949
Accrued income taxes	21,701	13,195
Deferred income taxes	311,146	312,544
Liabilities related to variable interest entities	465,078	482,434
Long-term debt	469,317	451,433
Subordinated debt securities	324,743	324,743
Liabilities related to separate accounts Variable annuity	2,286,141	2,308,858
Variable universal life	225,527	217,095
	26,252,582	25,045,051
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 2 SHARE-OWNERS' EQUITY Preferred Stock, $1.00 par value, shares authorized: 3,600,000; Issued: None Junior Participating Cumulative Preferred Stock, $1.00 par value shares authorized: 400,000; Issued: None Common Stock, $.50 par value, shares authorized: 160,000,000 shares issued: 2005 and 2004 - 73,251,960	36,626	36,626
Additional paid-in capital	433,040	426,927
Treasury stock, at cost (2005 - 3,624,716 shares; 2004 - 3,802,071 shares)	(13,011)	(13,632)
Unallocated stock in Employee Stock Ownership Plan (2005 - 487,616 shares; 2004 - 594,961 shares)	(1,610)	(1,989)
Retained earnings	1,504,442	1,422,084
Accumulated other comprehensive income: Net unrealized gains on investments, net of income tax: (2005 - $180,178; 2004 - $154,913)	334,616	287,695
Accumulated gain - hedging, net of income tax: (2005 - $2,780; 2004 - $4,639)	5,162	8,616
	2,299,265	2,166,327
	$28,551,847	$27,211,378

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Six Months Ended
June 30
2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES Net income	$108,114	$110,799
Adjustments to reconcile net income to net cash provided by operating activities: Realized investment (gains) losses	(40,358)	(14,061)
Amortization of deferred policy acquisition costs	126,118	104,847
Capitalization of deferred policy acquisition costs	(208,213)	(184,876)
Depreciation expense	7,635	4,355
Deferred income tax	(19,454)	(10,823)
Accrued income tax	7,193	(14,343)
Interest credited to universal life and investment products	353,739	327,199
Policy fees assessed on universal life and investment products	(197,873)	(174,381)
Change in accrued investment income and other receivables	(434,111)	(165,590)
Change in policy liabilities and other policyholders' funds of traditional life and health products	381,201	359,401
Net change in trading securities	190	(13,594)
Change in other liabilities	302,392	(86,310)
Other, net	5,715	(6,320)
Net cash provided by operating activities	392,288	236,303
CASH FLOWS FROM INVESTING ACTIVITIES Investments available for sale, net of short-term investments:
Maturities and principal reductions of investments	901,967	1,119,804
Sale of investments	2,887,405	1,654,206
Cost of investments acquired	(4,963,208)	(2,988,484)
Mortgage loans:
New borrowings	(304,451)	(333,338)
Repayments	182,005	229,592
Change in investment real estate, net	3,757	1,140
Change in policy loans, net	16,040	16,087
Change in other long-term investments, net	5,598	2,779
Change in short-term investments, net	446,623	(64,672)
Purchase of property and equipment	(5,283)	(5,536)
Net cash used in investing activities	(829,547)	(368,422)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit arrangements and long-term debt	52,600	76,000
Principal payments on line of credit arrangement and long-term debt	(34,716)	(153,101)
Net proceeds from securities sold under repurchase agreements	31,550	0
Dividends to share owners	(25,756)	(23,204)
Issuance of subordinated debt securities	0	103,093
Issuance (purchase) of common stock held in trust	0	(67)
Investment product deposits and change in universal life deposits	1,563,274	1,301,337
Investment product withdrawals	(1,275,863)	(1,208,967)
Other financing activities, net	93,890	5,848
Net cash provided by financing activities	404,979	100,939
CHANGE IN CASH	(32,280)	(31,180)
CASH AT BEGINNING OF PERIOD	130,596	136,698
CASH AT END OF PERIOD	$98,316	$105,518

See notes to consolidated condensed financial statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owners' equity.

With respect to the unaudited consolidated condensed financial information of the Company for the three and six-month periods ended June 30, 2005 and 2004, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 8, 2005, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

NOTE 2 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is contingently liable to obtain a $20 million letter of credit under indemnity agreements with its directors. Such agreements provide insurance protection in excess of the directors’ and officer’s liability insurance in force at the time up to $20 million. Should certain events occur constituting a change in control of the Company, the Company must obtain the letter of credit upon which directors may draw for defense or settlement of any claim relating to performance of their duties as directors. The Company has similar agreements with certain of its officers providing up to $10 million in indemnification that are not secured by the obligation to obtain a letter of credit.

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

NOTE 3 - OPERATING SEGMENTS

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows:

•
The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and "bank owned life insurance" (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the BOLI market.

•	The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals.

•
The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent insurance agents and brokers.

•
The Stable Value Products segment sells guaranteed funding agreements “GFAs” to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Additionally, the segment markets guaranteed investment contracts “GICs” to 401(k) and other qualified retirement savings plans.

•	The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft.

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

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its consolidated net income and assets. Segment operating income is generally income before income tax, adjusted to exclude net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs and participating income from real estate ventures) and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with corporate debt and certain investments are included in realized gains and losses but are considered part of operating income because the swaps are used to mitigate risk in items affecting segment operating income. Segment operating income represents the basis on which the performance of the Company’s business is assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while deferred policy acquisition costs and goodwill are shown in the segments to which they are attributable.

There are no significant intersegment transactions.

The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues
Life Marketing	$144,013	$127,136	$307,745	$273,419
Acquisitions	105,399	110,991	207,945	222,731
Annuities	66,390	60,962	159,568	127,967
Stable Value Products	78,166	68,688	152,660	136,600
Asset Protection	71,947	69,851	137,025	141,527
Corporate and Other	20,555	44,370	61,636	97,948
Total revenues	$486,470	$481,998	$1,026,579	$1,000,192

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Segment Operating Income
Life Marketing	$38,332	$43,597	$77,473	$85,198
Acquisitions	21,473	23,461	42,508	44,664
Annuities	8,145	4,975	12,209	7,788
Stable Value Products	13,484	13,926	27,883	25,625
Asset Protection	6,292	4,371	12,464	8,974
Corporate and Other	9,380	3,128	21,025	7,433
Total segment operating income	97,106	93,458	193,562	179,682

Realized investment gains (losses) - investments(1)	5,317	(1,474)	10,783	11,493
Realized investment gains (losses) - derivatives(2)	(28,981)	3,386	(39,033)	3,594
Income tax expense	(25,411)	(34,075)	(57,198)	(68,169)
Net income before cumulative effect of change in accounting principle	48,031	61,295	108,114	126,600
Cumulative effect of change in accounting principle	0	0	0	(15,801)
Net income	$48,031	$61,295	$108,114	$110,799

(1) Realized investment gains (losses) - investments	$12,480	$(923)	$40,358	$15,704
Participating income from real estate ventures	(5,883)	0	(5,883)	0
Related amortization of DAC	(1,280)	(551)	(23,692)	(4,211)
	$5,317	$(1,474)	$10,783	$11,493

(2) Realized investment gains (losses) - derivatives	$(26,021)	$8,740	$(32,389)	$13,823
Settlements on certain interest rate swaps	(2,960)	(5,354)	(6,644)	(10,229)
	$(28,981)	$3,386	$(39,033)	$3,594

Operating Segment Assets June 30, 2005
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$6,540,245	$4,012,350	$5,978,170	$5,722,142
Deferred policy acquisition costs	1,340,250	313,400	72,031	19,214
Goodwill	10,354	0	0	0
Total assets	$7,890,849	$4,325,750	$6,050,201	$5,741,356

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$838,672	$3,499,902	$44,128	$26,635,609
Deferred policy acquisition costs	113,937	7,983	0	1,866,815
Goodwill	38,986	83	0	49,423
Total assets	$991,595	$3,507,968	$44,128	$28,551,847

Operating Segment Assets December 31, 2004
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$5,967,768	$4,063,711	$5,980,259	$5,377,917
Deferred policy acquisition costs	1,262,637	337,372	81,251	18,301
Goodwill	10,354	0	0	0
Total assets	$7,240,759	$4,401,083	$6,061,510	$5,396,218

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$879,385	$3,027,486	$46,261	$25,342,787
Deferred policy acquisition costs	113,918	8,493	0	1,821,972
Goodwill	36,182	83	0	46,619
Total assets	$1,029,485	$3,036,062	$46,261	$27,211,378

NOTE 4 - STATUTORY REPORTING PRACTICES

Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at June 30, 2005, and for the six months then ended, the Company's insurance subsidiaries had combined capital and surplus of $1.4 billion and net income of $94.3 million. At June 30, 2005, the combined asset valuation reserve held by the Company’s insurance subsidiaries was $186.4 million.

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

Net income and a reconciliation of basic and diluted average shares outstanding is summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income	$48,031	$61,295	$108,114	$110,799
Average shares issued and outstanding	69,618,179	69,388,677	69,578,030	69,281,046
Stock held in trust	0	(87,588)	0	(84,365)
Issuable under various deferred compensation plans	899,297	983,804	917,996	1,016,819
Average shares outstanding - basic	70,517,476	70,284,893	70,496,026	70,213,500
Stock held in trust	0	87,588	0	84,365
Stock appreciation rights (“SARs”) (a)	256,212	286,742	283,411	300,163
Issuable under various other stock-based compensation plans	505,675	371,760	497,140	361,259
Average shares outstanding - diluted	71,279,363	71,030,983	71,276,577	70,959,287

(a)    Excludes 119,400 and 0 SARs as of June 30, 2005 and 2004, respectively, that are antidilutive.  In the event the average  market price exceeds the issue price of the SARs, such rights would be dilutive to the Company's earnings per share and will be included in the Company's calculation of the diluted average shares outstanding.

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

NOTE 7 - COMPREHENSIVE INCOME

The following table sets forth the Company's comprehensive income (loss) for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income	$48,031	$61,295	$108,114	$110,799
Change in net unrealized gains/losses on investments, net of income tax: (three months: 2005 - $123,035; 2004 - $(197,684) six months: 2005 - $39,390; 2004 - $(110,635))	228,494	(367,127)	73,154	(205,465)
Change in accumulated gain-hedging, net of income tax: (three months: 2005 - $(867); 2004 - $1,070 six months: 2005 $(1,860); 2004 - $2,204)	(1,610)	1,987	(3,454)	4,094
Reclassification adjustment for amounts included in net income, net of income tax: (three months: 2005 - $(4,368); 2004 - $323 six months: 2005 - $(14,125); 2004 - $(5,496))	(8,112)	600	(26,233)	(10,208)
Comprehensive income (loss)	$266,803	$(303,245)	$151,581	$(100,780)

NOTE 8 - RETIREMENT BENEFIT PLANS

The net periodic benefit cost recognized for the Company’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Service cost	$1,691	$1,201	$3,795	$3,213
Interest cost	1,736	1,352	4,144	3,677
Expected return on plan assets	(2,414)	(1,427)	(4,842)	(3,707)
Amortization of prior service cost	51	32	133	124
Amortization of net loss	950	734	1,739	1,204
Net periodic benefit cost	$2,014	$1,892	$4,969	$4,511

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $6.6 million to its pension plan in 2005. The Company now estimates that it will contribute $9.9 million to its pension plan in 2005. As of June 30, 2005, no contributions had been made. As of August 9, 2005, $2.0 million had been contributed to the pension plan.

In addition to pension benefits, the Company provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the six months ended June 30, 2005 and 2004 was not material.

NOTE 9 - LONG TERM DEBT

On April 1, 2005, the Company redeemed the $34.7 million of 8.25% Senior Notes due in 2030. At June 30, 2005, the Company had $52.6 million outstanding under its $200 million revolving line of credit due July 30, 2009. Additionally, at June 30, 2005, the Company was in compliance with all debt covenants.

NOTE 10 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In January 2004, the Company adopted Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of change in accounting principle originally amounting to $10.1 million (net of $5.5 million income tax). During the third quarter of 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants “AcSEC” issued a Technical Practice Aid “TPA”, which provided additional interpretive guidance on applying certain provisions of the SOP. As a result of this additional guidance, in the fourth quarter of 2004, the Company restated its cumulative effect charge as of January 1, 2004 to record an additional expense of $5.7 million (net of $3.1 million income tax) for a total cumulative charge to net income of $15.8 million, net of income tax of $8.5 million ($0.22 per share on both a basic and diluted basis).

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

Protective Life Corporation (the “Company”) is a holding company whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company is the Company's largest operating subsidiary. Unless the context otherwise requires, the "Company" refers to the consolidated group of Protective Life Corporation and its subsidiaries.

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company also has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest on all debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business. The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and makes adjustments to its segment reporting as needed.

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,”“expect,”“estimate,”“project,”“budget,”“forecast,”“anticipate,”“plan,”“will,”“shall,”“may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

For a more complete understanding of the Company’s business and its current period results, please read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Company’s latest annual report on Form 10-K and other filings with the SEC.

KNOWN TRENDS AND UNCERTAINTIES

The factors which could affect the Company's future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management's assumptions and estimates; the use of reinsurance introduces variability in our statements of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; a deficiency in our systems could result in over or underpayments of amounts owed to or by the Company and/or errors in our critical assumptions or reported financial results; insurance companies are highly regulated and subject to numerous legal restrictions and regulations; the Company is exposed to potential risks from recent legislation requiring companies to evaluate their internal control over financial reporting; changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; the financial services industry is sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; computer viruses or network security breaches could affect our data processing systems or those of our business partners; our ability to grow depends in large part upon the continued availability of capital; and new accounting rules or changes to existing accounting rules could negatively impact us. Please refer to Exhibit 99, incorporated by reference herein, about these factors that could affect future results.

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

OVERVIEW — RESULTS OF OPERATIONS

In the following discussion, segment operating income is defined as income before income tax, adjusted to exclude net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs (“DAC”) and participating income from real estate ventures) and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with corporate debt and certain investments are included in realized gains and losses but are considered part of segment operating income because the swaps are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The following table sets forth a summary of results and reconciles segment operating income to consolidated net income:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
Segment Operating Income
Life Marketing	$38,332	$43,597	(12.1)%	$77,473	$85,198	(9.1)%
Acquisitions	21,473	23,461	(8.5)	42,508	44,664	(4.8)
Annuities	8,145	4,975	63.7	12,209	7,788	56.8
Stable Value Products	13,484	13,926	(3.2)	27,883	25,625	8.8
Asset Protection	6,292	4,371	43.9	12,464	8,974	38.9
Corporate and Other	9,380	3,128	199.9	21,025	7,433	182.9
Total segment operating income	97,106	93,458		193,562	179,682

Realized investment gains (losses) - investments(1)	5,317	(1,474)		10,783	11,493
Realized investment gains (losses) - derivatives(2)	(28,981)	3,386		(39,033)	3,594
Income tax expense	(25,411)	(34,075)		(57,198)	(68,169)

Net income before cumulative effect of change in accounting principle	48,031	61,295	(21.6)	108,114	126,600	(14.6)
Cumulative effect of change in accounting principle, net of income tax	0	0		0	(15,801)

Net income	$48,031	$61,295	(21.6)	$108,114	$110,799	(2.4)

(1) Realized investment gains (losses) - investments	$12,480	$(923)		$40,358	$15,704
Participating income from real estate ventures	(5,883)	0		(5,883)	0
Related amortization of DAC	(1,280)	(551)		(23,692)	(4,211)
	$5,317	$(1,474)		$10,783	$11,493

(2) Realized investment gains (losses) - derivatives	$(26,021)	$8,740		$(32,389)	$13,823
Less settlements on certain interest rate swaps	(2,960)	(5,354)		(6,644)	(10,229)
	$(28,981)	$3,386		$(39,033)	$3,594

Net income for the second quarter of 2005 reflects moderate growth in segment operating income, offset by net realized investment losses. Net realized investment losses were $23.7 million and $28.3 million for the second quarter and first six months of 2005, respectively, compared to net realized investment gains of $1.9 million and $15.1 million, respectively, for the same periods of 2004. Partially offsetting the change in realized investment gains and losses is the cumulative effect charge of $15.8 million recorded in the first six months of 2004, with no such adjustment in 2005. (See Note 10 to the Consolidated Condensed Financial Statements for additional information related to the cumulative effect of change in accounting principle.) Life Marketing’s operating income decreased 12.1% and 9.1% from the second quarter and first six months of 2004, respectively, reflecting higher overall expenses, partially offset by continued growth in life insurance in-force through new sales. The quarterly and year-to-date declines in the Acquisitions segment’s operating income are due to the normal runoff of the segment’s previously acquired blocks of business. Improvement in the equity markets and higher sales of variable annuities contributed to the increase in the Annuities segment’s earnings, while increases in average account values, partially offset by spread compression, resulted in higher year-to-date operating income in the Stable Value Products segment. The Asset Protection segment’s operating income increased 43.9% and 38.9% over the second quarter and first six months of 2004, respectively, primarily due to improvements in the segment’s service contract and credit insurance product lines. The second quarter results for the Asset Protection segment were also improved over the prior year due to improvements in the discontinued lines.

RESULTS BY BUSINESS SEGMENT

In the following segment discussions, various statistics and other key data the Company uses to evaluate its segments are presented. Sales statistics are used by the Company to measure the relative progress in its marketing efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized planned premiums plus 6% of excess over target premiums. Sales of annuities are measured based on the amount of deposits received. Stable value contract sales are measured at the time that the funding commitment is made, based on the amount of deposit to be received. Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

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

Life Marketing
The Life Marketing segment markets level premium term and term-like insurance, universal life (“UL”), variable universal life and "bank owned life insurance" (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the BOLI market. Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

REVENUES
Gross premiums and policy fees	$290,333	$250,931	15.7%	$564,102	$486,917	15.9%
Reinsurance ceded	(235,968)	(205,072)	15.1	(435,714)	(373,858)	16.5
Net premiums and policy fees	54,365	45,859	18.5	128,388	113,059	13.6
Net investment income	62,541	58,929	6.1	123,694	116,869	5.8
Other income	27,107	22,348	21.3	55,663	43,491	28.0
Total operating revenues	144,013	127,136	13.3	307,745	273,419	12.6

BENEFITS AND EXPENSES
Benefits and settlement expenses	72,994	66,692	9.4	162,777	138,718	17.3
Amortization of deferred policy acquisition costs	21,413	10,926	96.0	39,240	32,007	22.6
Other operating expenses	11,274	5,921	90.4	28,255	17,496	61.5
Total benefits and expenses	105,681	83,539	26.5	230,272	188,221	22.3

OPERATING INCOME	38,332	43,597	(12.1)	77,473	85,198	(9.1)

INCOME BEFORE INCOME TAX	$38,332	$43,597	(12.1)	$77,473	$85,198	(9.1)

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
Sales By Product
Traditional	$26,861	$42,208	(36.4)%	$61,369	$89,043	(31.1)%
Universal life	41,638	19,266	116.1	74,385	36,963	101.2
Variable universal life	1,197	1,474	(18.8)	2,335	2,599	(10.2)
	$69,696	$62,948	10.7	$138,089	$128,605	7.4

Sales By Distribution Channel
Brokerage general agents	$29,495	$39,580	(25.5)	$65,667	$82,328	(20.2)
Independent agents	18,746	12,570	49.1	36,057	25,310	42.5
Stockbrokers/banks	18,004	6,782	165.5	30,629	12,841	138.5
BOLI/other	3,451	4,016	(14.1)	5,736	8,127	(29.4)
	$69,696	$62,948	10.7	$138,089	$128,606	7.4

Average Life Insurance In-Force(1)
Traditional	$337,741,129	$290,597,427	16.2	$333,005,255	$282,880,158	17.7
Universal life	44,572,685	39,999,009	11.4	43,862,908	39,506,180	11.0
	$382,313,814	$330,596,436	15.6	$376,868,163	$322,386,338	16.9

Average Account Values
Universal life	$4,036,023	$3,571,371	13.0	$3,960,093	$3,518,249	12.6
Variable universal life	221,347	185,814	19.1	219,930	181,012	21.5
	$4,257,370	$3,757,185	13.3	$4,180,023	$3,699,261	13.0

Interest Spread - Universal Life(2)
Net investment income yield	6.18%	6.45%		6.16%	6.46%
Interest credited to policyholders	4.88	4.94		4.83	4.95
Interest spread	1.30%	1.51%		1.33%	1.51%

Mortality Experience (3)	3,813	(203)		5,065	1,991

(1) Amounts are not adjusted for reinsurance ceded. (2) Interest spread on average general account values. (3) Represents a favorable (unfavorable) variance as compared to pricing assumptions.

Operating income decreased 12.1% and 9.1%, respectively, from the second quarter and first six months of 2004. This decrease is the result of higher overall expenses, partially offset by increases in total revenues of 13.3% and 12.6% for the quarter and year-to-date, respectively, primarily due to moderate increases in sales and growth of life insurance in-force and average account values.

Net premiums and policy fees grew by 18.5% in the current quarter and 13.6% year-to-date due to the growth in life insurance in-force achieved over the last several quarters. Net investment income increased approximately 6.0% for the quarter and first six months of 2005, reflecting the growth of the segment’s assets, offset by lower investment yields. Interest spreads for the first six months have declined 18 basis points from the prior year. The increases of 21.3% for the quarter and 28.0% year-to-date in other income are primarily due to additional income from the segment’s broker-dealer subsidiary. Due to the nature of these businesses, the majority of this additional income is offset by increases in other operating expenses.

Benefits and settlement expenses were 9.4% and 17.3% higher than the second quarter and first six months of 2004, respectively, due to growth in life insurance in-force, fluctuations in mortality experience and higher credited interest on UL products resulting from increases in account values. Mortality for the current quarter was $4.0 million more favorable than the prior year, while year-to-date mortality was $3.1 million more favorable than the same period of 2004. Amortization of DAC was 96.0% and 22.6% higher for the quarter and first six months, respectively, than 2004 primarily due to unfavorable effects of unlocking on UL amortization in 2005 compared to the prior year, increased amortization resulting from the capitalization of premium taxes on excess premiums in the universal life line, and reductions to amortization in 2004 resulting from the SOP implementation.

Other operating expenses for the segment were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Insurance Companies:
First year commissions	$103,671	$63,520	63.2%	$183,719	$141,775	29.6%
Renewal commissions	8,187	7,504	9.1	15,982	15,177	5.3
First year ceding allowances	(33,230)	(39,002)	(14.8)	(73,583)	(83,624)	(12.0)
Renewal ceding allowances	(47,664)	(39,462)	20.8	(85,790)	(70,285)	22.1
General & administrative	44,414	45,007	(1.3)	91,322	93,572	(2.4)
Taxes, licenses and fees	7,887	6,144	28.4	14,367	10,434	37.7
Other operating expenses incurred	83,265	43,711	90.5	146,017	107,049	36.4

Less commissions, allowances & expenses capitalized	(98,424)	(59,622)	65.1	(171,338)	(131,893)	29.9

Other operating expenses	(15,159)	(15,911)	(4.7)	(25,321)	(24,844)	1.9

Marketing Companies:
Commissions	17,599	15,511	13.5	35,697	31,066	14.9
Other	8,834	6,321	39.8	17,879	11,274	58.6
Other operating expenses	26,433	21,832	21.1	53,576	42,340	26.5

Other operating expenses	$11,274	$5,921	90.4	$28,255	$17,496	61.5

Currently, the segment reinsures significant amounts of its life insurance in-force. The Company is currently in the process of increasing its retained amounts on certain of its newly written products. Pursuant to the underlying reinsurance contracts, reinsurers pay allowances to the segment as a percentage of both first year and renewal premiums. A portion of these allowances is deferred as part of DAC while the remainder is recognized immediately as a reduction of other operating expenses. While the recognition of reinsurance allowances is consistent with GAAP, non-deferred allowances often exceed the segment’s non-deferred direct costs, causing net other operating expenses to be negative. Consideration of all components of the segment’s income statement, including amortization of DAC, is required to assess the impact of reinsurance on segment operating income.

Other operating expenses for the insurance companies were relatively unchanged from the prior year, as the additional expenses incurred as a result of the increase in sales were offset by the additional amounts capitalized as DAC. Amounts capitalized as DAC generally include first year commissions and allowances, and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the quarter.

Other operating expenses for the marketing companies increased 21.1% and 26.5%, respectively, for the second quarter and first six months of 2005, as compared to the same periods of 2004, primarily as a result of higher commissions and other expenses in the segment’s broker-dealer subsidiary, resulting from higher revenue.

Sales for the segment increased 10.7% and 7.4% versus the second quarter and first six months of 2004 primarily due to the significant increase in universal life sales. The strong UL sales were partially offset by lower production of traditional life in the brokerage general agent channel. Sales of BOLI business also declined from 2004. BOLI sales will vary widely between periods as the segment responds to opportunities for these products only when the market accommodates required returns.

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals. Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

REVENUES
Gross premiums and policy fees	$66,104	$69,659	(5.1)%	$131,604	$139,128	(5.4)%
Reinsurance ceded	(17,257)	(17,840)	(3.3)	(37,286)	(34,941)	6.7
Net premiums and policy fees	48,847	51,819	(5.7)	94,318	104,187	(9.5)
Net investment income	56,099	58,704	(4.4)	112,813	117,359	(3.9)
Other income	453	468	(3.2)	814	1,185	(31.3)
Total operating revenues	105,399	110,991	(5.0)	207,945	222,731	(6.6)

BENEFITS AND EXPENSES
Benefits and settlement expenses	68,784	71,340	(3.6)	135,183	144,360	(6.4)
Amortization of deferred policy acquisition costs	7,185	7,476	(3.9)	14,256	15,325	(7.0)
Other operating expenses	7,957	8,714	(8.7)	15,998	18,382	(13.0)
Total benefits and expenses	83,926	87,530	(4.1)	165,437	178,067	(7.1)

OPERATING INCOME	21,473	23,461	(8.5)	42,508	44,664	(4.8)

INCOME BEFORE INCOME TAX	$21,473	$23,461	(8.5)	$42,508	$44,664	(4.8)

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Average Life Insurance In-Force(1)
Traditional	$10,912,493	$12,243,296	(10.9)%	$11,052,073	$12,421,888	(11.0)%
Universal life	17,314,671	18,546,671	(6.6)	17,476,843	18,720,370	(6.6)
	$28,227,164	$30,789,967	(8.3)	$28,528,916	$31,142,258	(8.4)

Average Account Values
Universal life	$1,708,352	$1,732,770	(1.4)	$1,712,455	$1,738,442	(1.5)
Fixed annuity(2)	214,063	219,551	(2.5)	215,016	220,821	(2.6)
Variable annuity	77,202	97,447	(20.8)	80,714	99,577	(18.9)
	$1,999,617	$2,049,768	(2.4)	$2,008,185	$2,058,840	(2.5)

Interest Spread - UL & Fixed Annuities
Net investment income yield	7.04%	7.28%		7.07%	7.25%
Interest credited to policyholders	5.16	5.21		5.15	5.24
Interest spread	1.88%	2.07%		1.92%	2.01%

Mortality Experience(3)	2,718	2,216		3,165	2,876

(1)    Amounts are not adjusted for reinsurance ceded.
(2)    Includes general account balances held within variable annuity products.
(3)    Represents a favorable variance as compared to pricing assuptions.

Net premiums and policy fees declined 5.7% and 9.5% from the second quarter and first six months of 2004, respectively. These decreases are the result of the runoff of the acquired blocks of business. Year-to-date net premiums were additionally decreased by payment during the first quarter of 2005 of amounts due under two reinsurance treaties. While this had no net income impact, the payments decreased net premiums and policy fees by $3.9 million, benefits and settlement expenses by $3.5 million, and other operating expenses by $0.3 million.

Net investment income was also lower for the current quarter and year-to-date due to the runoff of business and lower overall earned rates. The segment continues to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads. The year-to-date interest spread declined 9 basis points from the same period of the prior year.

Benefits and settlement expenses for the second quarter and first six months are 3.6% and 6.4% lower, respectively, than the comparable periods of the prior year due to the decline in in-force business. The year-to-date decrease also includes the impact of the reinsurance payments mentioned above. Amortization of DAC decreased during the current quarter and the first six months of 2005 due to the overall decline in business as well as a favorable change in DAC adjustments on certain universal life and deferred annuity blocks. Other operating expenses decreased 8.7% and 13.0% from the second quarter and first six months of 2004, respectively, due to lower commissions resulting from lower net premiums, reductions in other general expenses, and the reinsurance payments discussed above.

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

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent agents and brokers. Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

REVENUES
Gross premiums and policy fees	$7,866	$7,594	3.6%	$15,706	$15,222	3.2%
Reinsurance ceded	0	0		0	0
Net premiums and policy fees	7,866	7,594	3.6	15,706	15,222	3.2
Net investment income	54,786	51,523	6.3	110,936	103,111	7.6
Other income	2,264	1,555	45.6	3,990	3,340	19.5
Total operating revenues	64,916	60,672	7.0	130,632	121,673	7.4

BENEFITS AND EXPENSES
Benefits and settlement expenses	48,687	44,456	9.5	96,767	90,502	6.9
Amortization of deferred policy acquisition costs	2,173	6,568	(66.9)	9,399	11,965	(21.4)
Other operating expenses	5,911	4,673	26.5	12,257	11,418	7.3
Total benefits and expenses	56,771	55,697	1.9	118,423	113,885	4.0

OPERATING INCOME	8,145	4,975	63.7	12,209	7,788	56.8

Realized investment gains	1,474	290		28,936	6,294
Related amortization of DAC	(1,280)	(551)		(23,692)	(4,211)

INCOME BEFORE INCOME TAX	$8,339	$4,714	76.9	$17,453	$9,871	76.8

The following table summarizes key data for the Annuities segment:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Sales
Fixed annuity	$60,841	$108,305	(43.8)%	$120,409	$124,400	(3.2)%
Variable annuity	90,329	63,317	42.7	167,332	125,040	33.8
	$151,170	$171,622	(11.9)	$287,741	$249,440	15.4

Average Account Values
Fixed annuity(1)	$3,448,809	$3,161,984	9.1	$3,445,667	$3,171,000	8.7
Variable annuity	2,181,000	1,992,455	9.5	2,190,214	1,994,422	9.8
	$5,629,809	$5,154,439	9.2	$5,635,881	$5,165,422	9.1

Interest Spread - Fixed Annuities(2)
Net investment income yield	6.42%	6.60%		6.45%	6.54%
Interest credited to policyholders	5.67	5.72		5.60	5.71
Interest spread	0.75%	0.88%		0.85%	0.83%

				As of June 30
				2005	2004

GMDB - Net amount at risk(3)				$183,797	$252,932	(27.3)
GMDB - Reserves				$3,266	$5,097	(35.9)
S&P 500 Index				1,191	1,141	4.4

(1)    Includes general account balances held within variable annuity products.
(2)    Interest spread on average general account values.
(3)    Guaranteed death benefit in excess of contract holder account balance.

Segment operating revenues increased 7.0% and 7.4% compared to the second quarter and first six months of 2004, respectively, primarily as a result of higher net investment income. Average account balances have grown approximately 9% from the prior year, resulting in higher investment income. The additional income resulting from the larger account balances was reduced in the second quarter of 2005 by lower interest spreads. Interest spreads on fixed annuities declined 13 basis points compared to the second quarter of 2004, primarily due to the rebalancing of the investment portfolio discussed below. The increase in other income is primarily due to an increase in asset-based fees.

During the first quarter of 2005, the investment portfolio was rebalanced to improve the duration match between the segment’s assets and liabilities. Approximately $300 million in securities were sold, causing the large increase in realized investment gains for the six months ended June 30, 2005. These gains were partially offset by an increase of $22.4 million in DAC amortization associated with those gains. The resulting funds from this transaction were reinvested in assets with lower rates than the investments that were sold, causing a decline in the investment income yield for the segment’s portfolio. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain the interest spread. The year-to-date interest spread has increased slightly (2 basis points) from the prior year.

Total benefits and expenses increased 1.9% and 4.0% for the quarter and year-to-date, compared to the same periods of 2004. This increase is primarily due to higher benefits and settlement expenses and other operating expenses, offset by lower DAC amortization. The increase in benefits and settlement expenses is primarily due to higher credited interest resulting from increased average account values, while additional operating expenses were incurred related to the development of a new product.

These increases were substantially offset by a $5.0 million reduction in DAC amortization in the current quarter due to favorable unlocking. While the investment income yield obtained on the reinvested assets resulting from the portfolio rebalancing discussed above was lower than the yield obtained prior to the rebalancing, the actual yield on the reinvested assets exceeded previously projected spread income. The higher investment yield resulted in higher future estimated gross profits in the segment’s market value adjusted annuity line, causing the favorable unlocking of DAC.

Sales of fixed annuities declined 43.8% and 3.2%, while sales of variable annuities increased 42.7% and 33.8% from the second quarter and first six months of 2004, respectively. Fixed annuity sales are down due to lower interest rates, while variable annuity sales are benefiting from the improvement in the equity markets. Total year-to-date sales are 15.4% higher than the prior year. In addition to improving variable annuity sales, the improved equity markets also reduced the net amount at risk with respect to guaranteed minimum death benefits by 27.3%.

Stable Value Products

The Stable Value Products segment sells guaranteed funding agreements “GFAs” to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Additionally, the segment markets guaranteed investment contracts “GICs” to 401(k) and other qualified retirement savings plans. Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

REVENUES
Net investment income	$76,081	$66,666	14.1%	$149,956	$130,699	14.7%

BENEFITS AND EXPENSES
Benefits and settlement expenses	60,084	50,720	18.5	117,253	100,489	16.7
Amortization of deferred policy acquisition costs	1,121	803	39.6	2,205	1,564	41.0
Other operating expenses	1,392	1,217	14.4	2,615	3,021	(13.4)
Total benefits and expenses	62,597	52,740	18.7	122,073	105,074	16.2

OPERATING INCOME	13,484	13,926	(3.2)	27,883	25,625	8.8

Realized investment gains	2,085	2,022		2,704	5,901
INCOME BEFORE INCOME TAX	$15,569	$15,948	(2.4)	$30,587	$31,526	(3.0)

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Sales
GIC	$5,000	$39,000	(87.2)%	$29,050	$39,000	(25.5)%
GFA - Direct Institutional	0	960	(100.0)	0	960	(100.0)
GFA - Registered Notes - Institutional	350,000	0	n/a	700,000	300,000	133.3
GFA - Registered Notes - Retail	96,795	68,250	41.8	128,640	289,750	(55.6)
	$451,795	$108,210	317.5	$857,690	$629,710	36.2

Average Account Values	$5,808,943	$5,062,014	14.8	$5,763,519	$4,956,987	16.3

Operating Spread
Net investment income yield	5.37%	5.40%		5.34%	5.42%
Interest credited	4.24	4.11		4.18	4.17
Operating expenses	0.18	0.16		0.17	0.19
Operating spread	0.95%	1.13%		0.99%	1.06%

Operating income declined 3.2% and increased 8.8% from the second quarter and first six months of the prior year, respectively. The quarterly decline is due to spread compression and higher operating expenses, offset by growth in average account balances. Differences in portfolio composition caused the investment income yield to decline, while increases in LIBOR caused the interest credited rate to increase, resulting in a decrease in the net interest spread of 16 basis points for the second quarter of 2005 compared to the same period of 2004. Increased operating expenses for the quarter primarily due to legal fees associated with the West Virginia subpoena discussed in the “Recent Developments” section herein and the upcoming registration associated with the GFA program, caused the additional decline of 2 basis points in operating spreads. Currently, operating spreads are anticipated to range from 90-95 basis points for the remainder of 2005. The growth in average account balances was primarily driven by sales of the Company’s registered funding agreement-backed notes program as discussed below.

The increase in operating income for the first six months is due to growth in average account balances of 16.3%, partially offset by spread compression of 6 basis points. The year-to-date spread compression is due to the same factors discussed above for the quarter, moderated by the maturity of high rate contracts in the first quarter resulting in an interest credited rate of 4.12% for the first quarter of 2005.

Total sales were 317.5% and 36.2% higher than the second quarter and first six months of 2004, respectively. Institutional sales continue to be strong. Retail note sales improved during the quarter but continue to lag behind prior year-to-date results. The decline in retail note sales from the prior year is due to general market conditions including interest rate volatility. The Company currently anticipates total annual sales for 2005 of $1.5 billion.

Asset Protection

The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

REVENUES
Gross premiums and policy fees	$113,504	$115,354	(1.6)%	$227,508	$233,533	(2.6)%
Reinsurance ceded	(61,621)	(62,120)	(0.8)	(126,684)	(125,226)	1.2
Net premiums and policy fees	51,883	53,234	(2.5)	100,824	108,307	(6.9)
Net investment income	8,602	7,500	14.7	16,202	15,041	7.7
Other income	11,462	9,117	25.7	19,999	18,179	10.0
Total operating revenues	71,947	69,851	3.0	137,025	141,527	(3.2)

BENEFITS AND EXPENSES
Benefits and settlement expenses	29,851	33,363	(10.5)	56,380	65,562	(14.0)
Amortization of deferred policy acquisition costs	17,669	17,522	0.8	35,215	37,478	(6.0)
Other operating expenses	18,135	14,595	24.3	32,966	29,513	11.7
Total benefits and expenses	65,655	65,480	0.3	124,561	132,553	(6.0)

OPERATING INCOME	6,292	4,371	43.9	12,464	8,974	38.9

INCOME BEFORE INCOME TAX	$6,292	$4,371	43.9	$12,464	$8,974	38.9

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Sales
Credit insurance	$51,421	$59,035	(12.9)%	$101,527	$110,281	(7.9)%
Service contracts	62,437	54,861	13.8	109,575	99,136	10.5
Other products	13,567	8,940	51.8	22,642	17,091	32.5
	$127,425	$122,836	3.7	$233,744	$226,508	3.2

Loss Ratios (1)
Credit insurance	33.5%	38.1%		33.3%	38.9%
Service contracts	72.2	87.6		72.8	82.1
Other products	73.6	76.6		68.4	77.4

(1)    Incurred claims as a percentage of earned premiums.

Operating income increased 43.9% and 38.9% from the second quarter and first six months of 2004, respectively. Earnings from core product lines are up $1.8 million and $4.8 million for the quarter and year-to-date, respectively, while, discontinued operations improved in the current quarter but are relatively unchanged year-to-date.

Within the segment’s core product lines, service contract earnings improved $2.0 million for the quarter and $3.8 million year-to-date, while credit insurance earnings improved $0.9 million and $1.9 million for the same periods. Earnings from other products were $1.1 million and $0.9 million lower for the quarter and year-to-date, respectively, compared to the prior year. The overall improvement in earnings from core operations was partially offset by the lack of income from charter sales in 2005, compared to charter sales of $0.2 million and $1.2 million for the second quarter and first six months of 2004, respectively.

The decline in net premiums was primarily related to decreases of $3.8 million and $9.3 million for the quarter and year-to-date periods, respectively, in the credit insurance lines due in part to higher levels of reinsurance. Additionally, as expected, net premiums in the discontinued lines continue to decrease, resulting in net premiums for these lines that were $2.1 million and $4.5 million lower for the second quarter and year-to-date, respectively. Partially offsetting these declines were increases in net premiums in the vehicle service contract and other lines of business totaling $5.1 million for the quarter and $6.5 million for the first six months, reflecting the continued steady growth of these lines.

Other income has increased from the prior year 25.7% and 10.0% for the quarter and year-to-date, respectively, due to increases in administrative fees on service contracts, resulting from the increased volume in this product line.

Benefits and settlement expenses decreased 10.5% and 14.0% from the second quarter and first six months of 2004, respectively, primarily due to the overall improvement in loss ratios, most notably in the service contract line. Loss ratios in both the service contracts and credit insurance have continued to improve over prior periods as a result of segment initiatives to increase pricing and tighten the underwriting and claims processes. Loss ratios for other products also declined, primarily due to the continuing improvement in the closed blocks of business in the segment’s runoff lines.

Other operating expenses are approximately $3.5 million higher for both the quarter and first six months of 2005 compared to the prior periods. Approximately one third of this increase is due to the reclassification of the interest on funds withheld expense. These costs were included in benefits and settlement expenses in the prior year, but are now being reflected as a component of other operating expenses. (This change also contributed to the overall decrease in benefits and settlement expenses discussed above.) The remainder of the increase is primarily due to higher commissions on service contracts due to increased volume.

Total segment sales increased 3.7% and 3.2% for the second quarter and the first six months, respectively, compared to the same periods of 2004. Sales of credit insurance through financial institutions have continued to outperform the prior year due to a third party administrator relationship. These sales are expected to decline over the next year as the third party administrator goes into runoff. Additionally, credit insurance sold through automobile dealers has declined from the prior year, resulting in an overall decline in credit insurance sales of 12.9% for the quarter and 7.9% for the first six months. Service contract sales continued to improve in the second quarter, exceeding the prior year amounts by 13.8% for the current quarter and 10.5% year-to-date. The year-to-date improvement in service contract sales is comprised of increases of $8.8 million and $4.8 million, respectively, in the vehicle and marine lines.

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

The following table summarizes results for this segment:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Operating income(1)	$9,380	$3,128	$6,252	$21,025	$7,433	$13,592

Realized gains and losses - investments	2,728	(3,100)	5,828	2,655	3,915	(1,260)
Realized gains and losses - derivatives	(28,671)	3,251	(31,922)	(38,853)	3,188	(42,041)
Income before income tax	$(16,563)	$3,279	$(19,842)	$(15,173)	$14,536	$(29,709)

(1)    Includes settlements on interest rate swaps of $2,960 and $5,354 for the three months ended June 30, 2005 and 2004, respectively, and $6,644 and $10,229 for the six months ended
    June 30, 2005 and 2004, respectively.

Operating income increased $6.3 million and $13.6 million from the second quarter and first six months of 2004, respectively, primarily due to increased investment income, improved results from the runoff lines, and lower operating expenses. Net investment income increased $1.7 million and $9.3 million for the quarter and year-to-date, respectively, while income from interest rate swaps decreased $2.4 million and $3.6 million for these same periods. The year-to-date increase in net investment income is primarily the result of higher amounts of unallocated capital and increased participating income from mortgage and real estate, partially offset by lower income on trading securities. Results for the runoff insurance lines have improved from the prior year, with operating losses of $2.2 million and $5.0 million for the second quarter and first six months of 2005, respectively, compared to losses of $5.5 million and $9.4 million for the same periods of 2004.

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change

Fixed maturity gains	$6,550	$5,954	$596	$43,314	$25,852	$17,462
Fixed maturity losses	(458)	(2,299)	1,841	(6,855)	(5,376)	(1,479)
Equity gains	1,438	825	613	1,576	1,390	186
Equity losses	(28)	(22)	(6)	(835)	(22)	(813)
Impairments on fixed maturity securities	(50)	(2,523)	2,473	(296)	(2,723)	2,427
Impairments on equity securities	(24)	(2,125)	2,101	(24)	(2,125)	2,101
Other	5,052	(733)	5,785	3,478	(1,292)	4,770
Total realized gains (losses) - investments	$12,480	$(923)	$13,403	$40,358	$15,704	$24,654

Foreign currency swaps	$(9,483)	$(1,799)	$(7,684)	$(13,460)	$(11,518)	$(1,942)
Foreign currency adjustments on stable value contracts	9,306	1,934	7,372	13,531	11,924	1,607
Derivatives related to corporate debt	8,838	(3,736)	12,574	8,497	3,163	5,334
Derivatives related to mortgage loan commitments	(32,802)	13,678	(46,480)	(27,932)	5,308	(33,240)
Other derivatives	(1,880)	(1,337)	(543)	(13,025)	4,946	(17,971)
Total realized gains (losses) - derivatives	$(26,021)	$8,740	$(34,761)	$(32,389)	$13,823	$(46,212)

    Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains for the current quarter, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. The reduction of investment impairments for the second quarter and first six months of 2005 compared to the same periods of 2004 reflects a significant reduction in default rates. Additional details on the Company’s investment performance and evaluation are provided in the “Liquidity” and “Capital Resources” sections included herein.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains and losses on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The net change in the realized gains (losses) resulting from these securities in the second quarter and first six months of 2005 was $(0.3) million and $(0.3) million, respectively. These changes were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company also uses interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities. Declining long-term interest rates during the current quarter caused the 2005 results from these swaps to compare favorably with both the second quarter and first six months of 2004. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The losses from these securities in the second quarter and first six months of 2005 were the result of declining interest rates in the current quarter.

The Company also uses various swaps and options to mitigate risk related to certain other investments held by the Company. For the second quarter and first six months of 2005, a portion of the change, a $0.3 million decrease and $5.7 million decrease, respectively, in realized gains (losses) resulted from lower interest rates in 2005, which impacted the fair value of certain interest rate swaps and options. An increase of $0.1 million and a decrease of $4.7 million for the second quarter and first six months of 2005, respectively, related to gains (losses) from embedded derivatives within certain bonds that matured during the respective periods. For the first six months of 2005, realized gains (losses) increased by $0.5 million due to the impact of embedded derivatives within certain asset swaps that were called in the first quarter of 2005. For the second quarter and the first six months of 2005, an immaterial increase and a $0.9 million decrease, respectively, in realized gains (losses) was due to embedded derivatives within annuity contracts and reinsurance agreements.

Additionally, in the first quarter of 2005, the Company recorded a $7.1 million realized investment loss (derivative financial instruments) related to accrued investment income, which arose in periods prior to 2003. The impact had no effect on previously reported segment operating income and no material effect on previously reported net income.

CONSOLIDATED INVESTMENTS

Portfolio Description

The Company's investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified $15.4 billion of its fixed maturities and certain other securities as “available for sale.”

Additionally, the Company consolidates a special-purpose entity, in accordance with FIN 46, whose investments are managed by the Company. The Company has classified these investments with a market value of $413.3 million at June 30, 2005, as “trading” securities.

The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 2005, the Company’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $15.7 billion, which is 5.4% above amortized cost of $14.9 billion. The Company had $3.1 billion in mortgage loans at June 30, 2005. While the Company’s mortgage loans do not have quoted market values, at June 30, 2005, the Company estimates the market value of its mortgage loans to be $3.4 billion (using discounted cash flows from the next call date), which is 7.8% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

The following table shows the reported values of the Company's invested assets.

	June 30, 2005		December 31, 2004
	($ in thousands)

Publicly-issued bonds	$13,711,932	67.6%	$12,519,107	64.6%
Privately issued bonds	1,973,245	9.7	1,889,905	9.7
Redeemable preferred stock	1,196	0.0	3,593	0.0
Fixed maturities	15,686,373	77.3	14,412,605	74.3
Equity securities	115,758	0.6	58,941	0.3
Mortgage loans	3,124,877	15.4	3,005,418	15.5
Investment real estate	91,981	0.4	107,246	0.6
Policy loans	466,701	2.3	482,780	2.5
Other long-term investments	186,059	0.9	259,025	1.3
Short-term investments	626,795	3.1	1,059,557	5.5
Total investments	$20,298,544	100.0%	$19,385,572	100.0%

Included in the table above are $413.3 million and $410.1 million of fixed maturities and $0.0 million and $7.2 million of short-term investments classified by the Company as trading securities at June 30, 2005 and December 31, 2004, respectively.

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $2.0 billion at June 30, 2005, representing 9.7% of the Company’s total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis, with additional collateral obtained as necessary. At June 30, 2005, securities with a market value of $551.3 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company's available for sale fixed maturities by credit rating at June 30, 2005.

S&P or Equivalent Designation	Market Value	Percent of Market Value
	($ in thousands)

AAA	$6,112,093	40.0%
AA	564,935	3.7
A	2,721,505	17.8
BBB	4,754,874	31.1
Investment grade	14,153,407	92.6
BB	729,355	4.8
B	335,257	2.2
CCC or lower	46,344	0.3
In or near default	7,475	0.1
Below investment grade	1,118,431	7.4
Redeemable preferred stock	1,196	0.0
Total	$15,273,034	100.0%

Not included in the table above are $386.9 million of investment grade and $26.4 million of less than investment grade fixed maturities classified by the Company as trading securities.

Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of June 30, 2005.

Creditor	Market Value
($ in millions)

Berkshire Hathaway	$86.7
Goldman Sachs	82.1
American Electric Power	81.5
FPL Group	80.9
Kinder Morgan	79.0
Metlife	78.4
Dominion Resources	78.0
Wachovia	77.9
Bank of America	76.7
Southern Company	74.5

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

The Company generally considers a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairment. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures considered.

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

Unrealized Gains and Losses

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2005, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At June 30, 2005, the Company had an overall pretax net unrealized gain of $805.6 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at June 30, 2005, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	($ in thousands)

<= 90 days	$656,467	38.8%	$660,131	37.8%	$(3,664)	6.6%
>90 days but <= 180 days	337,453	20.0	350,508	20.1	(13,055)	23.5
>180 days but <= 270 days	289,575	17.1	293,052	16.8	(3,477)	6.2
>270 days but <= 1 year	27,300	1.6	30,187	1.7	(2,887)	5.2
>1 year but <= 2 years	182,636	10.8	196,162	11.2	(13,526)	24.3
>2 years but <= 3 years	143,122	8.5	147,598	8.5	(4,476)	8.0
>3 years but <= 4 years	23,579	1.4	24,668	1.4	(1,089)	2.0
>4 years but <= 5 years	177	0.0	273	0.0	(96)	0.2
>5 years	29,663	1.8	42,984	2.5	(13,321)	24.0
Total	$1,689,972	100.0%	$1,745,563	100.0%	$(55,591)	100.0%

At June 30, 2005, securities with a market value of $27.6 million and $16.2 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $12.8 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at June 30, 2005, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	($ in thousands)

Agency Mortgages	$5,572	0.3%	$5,611	0.3%	$(39)	0.1%
Banking	83,863	5.0	85,355	4.9	(1,492)	2.7
Basic Industrial	97,875	5.8	101,021	5.8	(3,146)	5.7
Brokerage	27,917	1.6	28,197	1.6	(280)	0.5
Communications	89,024	5.3	90,314	5.2	(1,290)	2.3
Consumer Cyclical	93,596	5.5	100,788	5.8	(7,192)	12.9
Consumer Noncyclical	25,353	1.5	27,804	1.6	(2,451)	4.4
Electric	199,578	11.8	207,867	11.9	(8,289)	14.9
Energy	42,129	2.5	43,280	2.5	(1,151)	2.1
Finance Companies	254,975	15.1	261,727	15.0	(6,752)	12.2
Insurance	48,000	2.8	48,561	2.8	(561)	1.0
Municipal Agencies	70	0.0	70	0.0	0	0.0
Natural Gas	82,903	4.9	83,984	4.8	(1,081)	1.9
Non-Agency Mortgages	498,470	29.5	512,827	29.4	(14,357)	25.8
Other Finance	34,951	2.1	39,031	2.2	(4,080)	7.3
Other Industrial	16,838	1.0	16,893	1.0	(55)	0.1
Other Utility	41	0.0	44	0.0	(3)	0.0
Technology	12,205	0.7	14,401	0.8	(2,196)	4.0
Transportation	41,670	2.5	42,445	2.4	(775)	1.4
U.S. Government	34,942	2.1	35,343	2.0	(401)	0.7
Total	$1,689,972	100.0%	$1,745,563	100.0%	$(55,591)	100.0%

The range of maturity dates for securities in an unrealized loss position at June 30, 2005 varies, with 20.9% maturing in less than 5 years, 23.5% maturing between 5 and 10 years, and 55.6% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at June 30, 2005.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	($ in thousands)

AAA/AA/A	$915,197	54.1%	$925,707	53.0%	$(10,510)	18.9%
BBB	491,279	29.1	502,945	28.8	(11,666)	21.0
Investment grade	1,406,476	83.2	1,428,652	81.8	(22,176)	39.9
BB	169,694	10.0	179,827	10.3	(10,133)	18.1
B	65,576	3.9	73,404	4.2	(7,828)	14.1
CCC or lower	48,226	2.9	63,680	3.7	(15,454)	27.9
Below investment grade	283,496	16.8	316,911	18.2	(33,415)	60.1
Total	$1,689,972	100.0%	$1,745,563	100.0%	$(55,591)	100.0%

At June 30, 2005, securities in an unrealized loss position that were rated as below investment grade represented 16.8% of the total market value and 60.1% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $20.4 million. Securities in an unrealized loss position rated less than investment grade were 1.4% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
		($ in thousands)

<= 90 days	$64,912	22.9%	$66,114	20.9%	$(1,202)	3.6%
>90 days but <= 180 days	109,987	38.8	120,453	38.0	(10,466)	31.3
>180 days but <= 270 days	1,986	0.7	2,456	0.8	(470)	1.4
>270 days but <= 1 year	5,557	2.0	6,448	2.0	(891)	2.7
>1 year but <= 2 years	51,375	18.1	58,277	18.4	(6,902)	20.7
>2 years but <= 3 years	567	0.2	647	0.2	(80)	0.2
>3 years but <= 4 years	23,222	8.2	24,221	7.7	(999)	3.0
>4 years but <= 5 years	55	0.0	130	0.0	(75)	0.2
>5 years	25,835	9.1	38,165	12.0	(12,330)	36.9
Total	$283,496	100.0%	$316,911	100.0%	$(33,415)	100.0%

At June 30, 2005, below investment grade securities with a market value of $24.0 million and $11.9 million of unrealized losses were issued in Company sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than five years with a market value of $24.0 million and $11.9 million of unrealized losses. The Company does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs for other-than-temporary impairments and actual sales of investments. For the second quarter and first six months of 2005, the Company recorded pretax other-than-temporary impairments in its investments of $0.1 million and $0.3 million, respectively, compared to $4.6 million and $4.8 million for the comparable periods of 2004.

As previously discussed, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its positions as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of all but a specific portion of its investment portfolio as available for sale. During the six months ended June 30, 2005, the Company sold securities in an unrealized loss position with a market value of $634.1 million resulting in a realized loss of $7.7 million. The securities were sold as a result of normal portfolio rebalancing activity and tax planning. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	($ in thousands)

<= 90 days	$530,311	83.6%	$(4,122)	53.6%
>90 days but <= 180 days	0	0.0	0	0.0
>180 days but <= 270 days	9,019	1.4	(223)	2.9
>270 days but <= 1 year	14,749	2.3	(224)	2.9
> 1 year	80,011	12.7	(3,121)	40.6
Total	$634,090	100.0%	$(7,690)	100.0%

MORTGAGE LOANS

The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At June 30, 2005 and December 31, 2004, the Company's allowance for mortgage loan credit losses was $4.6 million and $3.3 million, respectively.

During the first quarter of 2005, Winn-Dixie Stores Inc. (Winn-Dixie), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At June 30, 2005, the Company had 40 loans amounting to $106.4 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 12 loans with balances of $20.8 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At June 30, 2005, the rents from Winn-Dixie represented approximately 51% of the total rents applicable to the properties underlying these loans (including approximately 67% of rents on loans in mortgage loan securitizations). On June 21, 2005, Winn-Dixie announced a reorganization plan that included selling or closing 27 stores that served as the anchor tenant for properties underlying loans in the Company’s mortgage loan portfolio. At June 30, 2005, the 27 loans associated with these properties had outstanding principal balances totaling $56.1 million. As of the date of this report, Winn-Dixie has rejected the lease on eight of these properties and the Company is either in the process of foreclosing on the property or negotiating with the owner. The eight mortgage loans associated with these properties had outstanding balances of $22.8 million as of June 30, 2005. One potential impairment has been identified and the mortgage loan reserve included $1.6 million related to this loan at June 30, 2005. Of the remaining 19 stores, five have been sold and the leases on 14 stores are in the process of being offered for sale. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2005, approximately $474.9 million of the Company’s mortgage loans have this participation feature.

At June 30, 2005, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

LIABILITIES

Many of the Company's products contain surrender charges and other features that reward persistency and penalizes the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

At June 30, 2005, the Company had policy liabilities and accruals of $11.2 billion. The Company's interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.92%.

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

These programs also incorporate the use of derivative financial instruments primarily to reduce its exposure to interest rate risk, inflation risk, and currency exchange risk. Combinations of interest rate swap contracts, futures contracts, and option contracts are used to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities, and the Company’s outstanding debt. Swap contracts are also used to alter the effective durations of assets and liabilities and to mitigate the inflation risk caused by the issuance of inflation adjusted notes through the Stable Value Products segment. The Company uses foreign currency swaps to manage its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

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

In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. At June 30, 2005, the Company had outstanding mortgage loan commitments of $954.2 million at an average rate of 6.00%.

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

LIQUIDITY AND CAPITAL RESOURCES

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

The Company’s positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. The Company employs a formal asset/liability program to manage the cash flows of its investment portfolio relative to its long-term benefit obligations. See additional discussion of the Company’s asset/liability program in the “Market Risk Exposures” section.

The life insurance subsidiaries were committed at June 30, 2005 to fund mortgage loans in the amount of $954.2 million. The Company's subsidiaries held $725.1 million in cash and short-term investments at June 30, 2005. Protective Life Corporation had an additional $2.7 million in cash and short-term investments available for general corporate purposes.

Protective Life Corporation’s primary sources of cash are dividends from its operating subsidiaries; revenues from investment, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support the general corporate needs of the holding company including its common stock dividends and debt service. The states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. These restrictions are generally based in part on the prior year’s statutory income and surplus. Generally, these restrictions pose no short-term liquidity concerns for Protective Life Corporation. The Company plans to retain substantial portions of the earnings of its insurance subsidiaries in those companies primarily to support their future growth.

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

	2005	2006-2007	2008-2009	After 2009
	(in thousands)
Long-term debt(a)	$18	$2,167	$52,600	$414,532
Subordinated debt securities(b)				324,743
Securities sold under repurchase agreements	31,550
Stable value products(c)	508,739	2,439,054	1,681,150	1,217,178
Operating leases(d)	2,905	8,477	3,788	2,982
Home office lease(e)	1,148	77,678
Mortgage loan commitments	954,157
Liabilities related to variable interest entities(f)	406,103	2,401	35,755	20,819
Policyholder obligations(g)	472,927	1,812,722	1,647,509	9,405,192

(a)	Long-term debt includes all principal amounts owed on note agreements, and does not include interest payments due over the term of the notes.
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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement 109. The draft contains proposed guidance on the recognition and measurement of uncertain tax positions. It also addresses the accrual of any interest and penalties related to tax uncertainties and the classification of liabilities resulting from tax uncertainties on the balance sheet. The draft includes a proposed effective date of December 15, 2005. The Company is currently evaluating the provisions of this draft interpretation, but does not currently anticipate that its adoption would have a material impact on its financial position or results of operation.

See Note 6 to the Consolidated Condensed Financial Statements for additional information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) has been approved by two groups within the NAIC structure, and appears likely to be officially adopted during third quarter 2005, with an effective date of July 1, 2005. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”). The Company believes that the proposal will increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products. The Company believes that the impact of the proposal on the Company will be prospective only and has the potential to reduce the competitiveness and/or profitability of its newly written products as compared to traditional whole life or other high cash value insurance products or other products supported by relatively inexpensive capital (such as reinsurance of redundant reserves). To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the proposal, if adopted in its current form. The ability of the Company to access such solutions may depend on factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company and other factors. The Company cannot predict when or if these solutions may become available to the Company or its competitors.

The financial services industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers and other financial service providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products as well as practices related to finite reinsurance. Such publicity may generate litigation against financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As these inquiries appear to encompass a large segment of our industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests or other inquires and responds to them in the ordinary course of business.

In the first quarter of 2005, the Company received a subpoena from the Attorney General of West Virginia for documents and other information relating to funding agreement-backed securities, special purpose vehicles, and related subjects. The Company understands that other U.S. based life insurers that participate in funding agreement backed note programs have received similar subpoenas. The Company has responded to the subpoena. The Company is not aware of any problems relating to its participation in funding agreement-backed note programs that would have a material adverse effect on its results of operations or financial condition.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2005. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)	Changes in internal control over financial reporting

No significant changes in our internal control over financial reporting occurred during the quarter ended June 30, 2005 that have materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2005, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Share Owners of Protective Life Corporation (the “Company”) was held on May 2, 2005. Shares entitled to vote at the Annual Meeting totaled 69,608,132 of which 65,256,062 shares were represented.

At the Annual Meeting the following directors were elected. The number of shares cast for and authorized withheld for each nominee is shown below.

Name of Directors	Number of Shares Voted For	Authorization Withheld

John J. McMahon, Jr.	63,652,297	1,603,565
James S. M. French	65,082,679	173,183
John D. Johns	63,179,809	2,076,052
Donald M. James	63,759,129	1,496,733
J. Gary Cooper	65,083,264	172,598
H. Corbin Day	65,193,026	62,836
W. Michael Warren, Jr.	65,186,215	69,646
Malcolm Portera	65,187,593	68,268
Thomas L. Hamby	65,187,837	68,025
Vanessa Leonard	65,201,862	53,999
William A. Terry	65,193,741	62,121

Share owners approved a proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent registered public accountants for the Company and its subsidiaries for 2005. Shares voting for this proposal were 63,087,993, shares voting against were 2,121,534, and shares abstaining were 46,535.

Item 6.	Exhibits

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

PROTECTIVE LIFE CORPORATION

Date: August 9, 2005                         /s/ Steven G. Walker _________________
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer
(Duly authorized officer)