Form 10-K
period 2005-12-31
PROTECTIVE LIFE CORP
filed 2006-03-16
CIK 355429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549
___________________ FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
Commission File Number 001-11339
PROTECTIVE LIFE CORPORATION
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	95-2492236 (IRS Employer Identification Number)
2801 HIGHWAY 280 SOUTH BIRMINGHAM, ALABAMA 35223 (Address of principal executive offices and zip code)
Registrant's telephone number, including area code (205) 268-1000
_______________________
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.50 Par Value	New York Stock Exchange
PLC Capital Trust III 7.5% Trust Originated Preferred Securities, including the Guarantee of Protective Life Corporation	New York Stock Exchange
PLC Capital Trust IV 7.25% Trust Originated Preferred Securities, including the Guarantee of Protective Life Corporation	New York Stock Exchange
PLC Capital Trust V 6.125% Trust Originated Preferred Securities, including the Guarantee of Protective Life Corporation	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                      Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                               Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                               ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒        Accelerated Filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐ No ☒

Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2005: $2,864,128,382
Number of shares of Common Stock, $0.50 Par Value, outstanding as of March 3, 2006: 69,910,031
                                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement prepared for the 2006 annual meeting of share owners, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PROTECTIVE LIFE CORPORATION ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2005 TABLE OF CONTENTS PART I
Page
Item 1.Business
Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results
Item 1B. Unresolved Staff Comments
Item 2.Properties
Item 3.Legal Proceedings
Item 4.Submission of Matters to a Vote of Share-Owners
PART II
Item 5.Market for the Registrant’s Common Equity and Related Share-Owner Matters
Item 6.Selected Financial Data
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.Quantitative and Qualitative Disclosure About Market Risk
Item 8.Financial Statements and Supplemental Data
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.Controls and Procedures
Item 9B.Other Information
PART III
Item 10.Directors and Executive Officers of the Registrant
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Share-Owner Matters
Item 13.Certain Relationships and Related Transactions
Item 14.Principal Accountant Fees and Services
PART IV
Item 15.Exhibits and Financial Statement Schedules

PART I

Item 1. Business

Protective Life Corporation (the “Company”) is a holding company whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company is the Company's largest operating subsidiary. Unless the context otherwise requires, the Company refers to the consolidated group of Protective Life Corporation and its subsidiaries.

Copies of the Company’s Proxy Statement and 2005 Annual Report to Share-Owners will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Share-Owner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3573, FAX (205) 268-5547. Copies may also be requested through the Internet from the Company’s worldwide website (www.protective.com). The Company makes periodic and current reports available free of charge on its website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information incorporated herein by reference is also electronically accessible through the Internet from the “EDGAR Database of Corporate Information” on the Securities and Exchange Commission’s worldwide website (www.sec.gov).

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest on debt, earnings from various investment-related transactions, and the operations of several small non-strategic lines of business. The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and makes adjustments to its segment reporting as needed.

Additional information concerning the Company's business segments may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to Consolidated Financial Statements included herein.

In the following paragraphs, the Company reports sales and new capital invested. These statistics are used by the Company to measure the relative progress of its marketing and acquisition efforts. These statistics are derived from the Company’s various sales tracking and administrative systems and are not derived from the Company’s financial reporting systems or financial statements. These statistics attempt to measure some of the many factors that may affect future profitability, and therefore are not intended to be predictive of future profitability.

Life Marketing

The Life Marketing segment markets traditional life insurance products, including level premium term and term-like insurance and universal life (“UL”) insurance. The segment also markets variable universal life and bank owned life insurance (“BOLI”) products. All of these products are marketed on a national basis. The segment uses several methods of distribution for its products. One distribution system is comprised of brokerage general agencies who recruit a network of independent life agents. The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers. Also, the Company markets BOLI through independent marketing organizations that specialize in the BOLI market. The segment also distributes life insurance products through stockbrokers and banks, and through worksite arrangements.

The following table shows the Life Marketing segment’s sales measured by new premium.

Year Ended December 31	Sales
(dollars in millions)
2001	$163.5
2002	224.1
2003	289.6
2004	261.7
2005	294.7

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

Most acquisitions closed by the Acquisitions segment do not include the acquisition of an active sales force. In transactions where some marketing activity was included, the Company generally either ceased future marketing efforts or redirected those efforts to another segment of the Company. However, in the case of the acquisition of West Coast Life Insurance Company (“West Coast”) which was closed by the Acquisitions segment in 1997, the Company elected to continue the marketing of new policies and operate West Coast as a component of the Company’s Life Marketing segment.

The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a significant competitive advantage over many other companies that attempt to make similar acquisitions. The Company expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, management believes that the Company may face increased competition for future acquisitions.

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

Year Ended December 31	Number of Transactions	Capital Invested
		(dollars in millions)
2001	2	$247.8
2002	1	60.0

In 2001, the Company coinsured a block of individual life policies from Standard Insurance Company, and acquired the stock of Inter-State Assurance Company (“Inter-State”) and First Variable Life Insurance Company (“First Variable”) from ILona Financial Group, Inc., the U.S. subsidiary of Irish Life & Permanent plc of Dublin, Ireland. In 2002, the Company coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company. Although acquisition opportunities were investigated, no transactions were completed in 2003, 2004, or 2005.

On February 7, 2006, the Company signed a definitive agreement to acquire from JPMorgan Chase & Co. the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities (the “Chase Insurance Group”) and the stock of four related non-insurance companies for a cash purchase price of approximately $1.2 billion, which will be a combination of a cash payment from the Company and a return of capital. Subject to regulatory and third party approval, the Company expects to enter into a series of reinsurance agreements with third parties for the variable annuity business and up to approximately one-half of the value of the remaining business. The acquisition and related agreements are subject to various regulatory approvals (including regulatory approvals that must be obtained by one reinsurer group) and other customary conditions to closing, which is expected to occur during the third quarter of 2006. The Chase Insurance Group is headquartered in Elgin, IL, and offers primarily level premium term and other traditional life products as well as fixed and variable annuity products. The Chase Insurance Group has approximately 1.2 million life insurance and annuity policies in-force and statutory reserves of approximately $8.7 billion (including approximately $2.0 billion assumed under a modified coinsurance arrangement).

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

The Company’s fixed annuities are primarily modified guaranteed annuities which guarantee an interest rate for a fixed period. Because contract values are "market-value adjusted" upon surrender prior to maturity, these products afford the Company a measure of protection from the effects of changes in interest rates. The Company’s fixed annuities also include book value and equity indexed annuities which the Company began marketing during 2005. The Company’s variable annuities offer the policyholder the opportunity to invest in various investment accounts.

The following table shows fixed and variable annuity sales. The demand for annuity products is related to the general level of interest rates and performance of the equity markets.

Year Ended December 31	Fixed Annuities	Variable Annuities	Total Annuities
	(dollars in millions)
2001	$689	$263	$952
2002	628	325	953
2003	164	350	514
2004	443	283	726
2005	275	312	587

Stable Value Products

The Stable Value Products segment sells guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments and money market funds. During 2003, the Company registered a funding agreement-backed notes program with the SEC. Through this program, the Company is able to offer notes to both institutional and retail investors. As a result of the strong sales of these notes since their introduction in 2003, the amount available under this program was increased $4 billion in 2005 through a second registration. The segment's funding agreement-backed notes complement the Company’s overall asset-liability management in that the terms of the funding agreements may be tailored to the needs of Protective Life Insurance Company as the seller of the funding agreements, as opposed to solely meeting the needs of the buyer.

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

The following table shows the stable value products sales.

Year Ended December 31	GICs	Funding Agreements	Total
(dollars in millions)

2001	$409	$637	$1,046
2002	267	888	1,155
2003	275	1,333	1,608
2004	59	1,524	1,583
2005	96	1,316	1,412

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

The Company is the fifth largest independent writer of credit insurance in the United States according to industry surveys. These policies cover consumer loans made by financial institutions located primarily in the southeastern United States and automobile dealers throughout the United States. The Company’s ranking with respect to the writing of credit insurance may decline in 2006 and beyond as the segment discontinues marketing these products through financial institutions.

The following table shows the insurance and related product sales measured by new premium.

Year Ended December 31	Sales
(dollars in millions)
2001	$500.1
2002	467.8
2003	472.4
2004	460.3
2005	488.8

In 2005, approximately 59% of the segment’s sales were through the automobile dealer distribution channel, and approximately 47% of the segment’s sales were extended service contracts. A portion of the sales and resulting premium are reinsured with producer-affiliated reinsurers.

The Company is currently pursuing a small acquisition of a service contract provider.

Corporate and Other

The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other business segments described above (including net investment income on unallocated capital and interest on debt). This segment also includes earnings from several small non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The earnings of this segment may fluctuate from year to year.

Investments

The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company's investments, the maturity of and the concentration of risk among the Company's invested assets, derivative financial instruments, and liquidity, see Notes 1 and 2 to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The table below shows a breakdown of the Company’s mortgage-backed securities portfolio by type at December 31, 2005. Planned amortization class securities (“PACs”) pay down according to a schedule. Accretion directed securities have a stated maturity but may repay more quickly. Sequentials receive payments in order until each class is paid off. Pass through securities receive principal as principal of the underlying mortgages is received. The CMBS are commercial mortgage-backed securities issued in securitization transactions sponsored by the Company, in which the Company securitized portions of its mortgage loan portfolio.

Type	Percentage of Mortgage-Backed Securities
Sequential	47.3%
PAC	31.7
Pass Through	9.3
Accretion Directed	4.7
CMBS	3.9
Other	3.1
100.0%

The Company obtains ratings of its fixed maturities from Moody's Investors Service, Inc. (“Moody's”), Standard & Poor's Corporation (“S&P”) and Fitch Ratings (“Fitch”). If a bond is not rated by Moody's, S&P, or Fitch, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 2005, over 99% of bonds were rated by Moody's, S&P, Fitch, or the NAIC.

The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31, 2005, is as follows:

Rating	Percentage of Fixed Maturity Investments
AAA	44.7%
AA	3.6
A	15.0
BBB	29.6
BB or less	7.1
100.0%

At December 31, 2005, approximately $14.4 billion of the Company's $15.5 billion bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $1.1 billion of its fixed maturities portfolio was rated less than investment grade, of which $415.0 million were bank loan participations and $61.6 million were securities issued in Company-sponsored commercial mortgage loan securitizations. The Company has increased its investment in bank loan participations over the last four years to take advantage of market conditions.

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

The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 2005 was $3.4 million. The average size mortgage loan in the Company's portfolio is approximately $2.4 million. The largest single loan amount is $22.8 million.

The following table shows a breakdown of the Company’s mortgage loan portfolio by property type at December 31, 2005:
Property Type	Percentage of Mortgage Loans on Real Estate
Retail	68.3%
Apartments	11.9
Office Buildings	10.3
Warehouses	8.1
Other	1.4
100.0%

Retail loans are generally on strip shopping centers anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are the largest anchor tenants (measured by the Company's exposure) at December 31, 2005:

Anchor Tenants	Percentage of Mortgage Loans on Real Estate
Walgreen Corporation	2.3%
Wal-Mart Stores, Inc.	2.1
Food Lion, Inc.	1.9
Lone Star Funds	1.9
CVS Drugs, Inc.	1.4

The Company's mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $434.9 million of the Company’s mortgage loans have this participation feature.

Many of the Company's mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

At December 31, 2005, $22.3 million or 0.7% of the mortgage loan portfolio was nonperforming. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

In 1996, the Company sold approximately $554 million of its mortgage loans in a securitization transaction. In 1997, the Company sold approximately $445 million of its loans in a second securitization transaction. In 1998, the Company securitized $146 million of its mortgage loans and in 1999 the Company securitized $263 million. The securitizations’ senior tranches were sold, and the Company retained the junior tranches. The Company continues to service the securitized mortgage loans. At December 31, 2005, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $225.6 million.

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

The following table shows the investment results from continuing operations of the Company:

				Realized Investment Gains (Losses)
Year Ended December 31	Cash, Accrued Investment Income, and Investments at December 31	Net Investment Income	Percentage Earned on Average of Cash and Investments	Derivative Financial Instruments	All Other Investments
(dollars in thousands)
2001	$13,604,102	$880,141	7.3%	$(1,114)	$(8,740)
2002	15,765,420	1,022,953	7.0	28,308	910
2003	17,752,081	1,030,752	6.4	12,550	58,064
2004	19,712,244	1,084,217	6.1	19,591	28,305
2005	20,741,423	1,180,502	5.8	(30,881)	49,393

Life Insurance in Force

The following table shows life insurance sales by face amount and life insurance in force.

	Year Ended December 31
	2005	2004	2003	2002	2001
	(dollars in thousands)
New Business Written
Life Marketing	$60,435,133	$77,917,553	$102,154,269	$67,827,198	$40,538,738
Group Products(1)			67,405	44,567	123,062
Asset Protection	3,770,783	5,702,146	6,655,790	4,516,350	5,917,047
Total	$64,205,916	$83,619,699	$108,877,464	$72,388,115	$46,578,847
Business Acquired
Acquisitions				$3,859,788	$19,992,424
Insurance in Force at End of Year(2)
Life Marketing	$435,430,943	$372,395,267	$305,939,864	$225,667,767	$159,485,393
Acquisitions	26,861,772	29,135,715	30,755,635	27,372,622	36,856,042
Group Products(1)			710,358	5,015,636	5,821,744
Asset Protection	5,496,543	6,807,494	9,088,963	12,461,564	12,094,947
Total	$467,789,258	$408,338,476	$346,494,820	$270,517,589	$214,258,126
(1) On December 31, 2001, the Company completed the sale of substantially all of its Dental Division, with which the group products are associated.
(2) Reinsurance assumed has been included; reinsurance ceded (2005 - $393,605,152; 2004 - $354,015,938; 2003 - $292,740,795; 2002 - $219,025,215; 2001-$171,449,182) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

Year Ended December 31	Ratio of Voluntary Terminations
2001	7.4%
2002	4.7
2003	4.1
2004	4.6
2005	4.2

The amount of investment products in force is measured by account balances. The following table shows stable value product and annuity account balances. Most of the variable annuity account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

Year Ended December 31	Stable Value Products	Modified Guaranteed Annuities	Fixed Annuities	Variable Annuities
(dollars in thousands)
2001	$3,716,530	$1,883,998	$1,143,394	$2,131,476
2002	4,018,552	2,390,440	955,886	1,864,993
2003	4,676,531	2,286,417	851,165	2,388,033
2004	5,562,997	2,406,426	753,832	2,612,077
2005	6,057,721	2,348,037	777,422	2,639,670

Underwriting

The underwriting policies of the Company's insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, other than applied for, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50. In the case of "simplified issue" policies, which are issued primarily through the Asset Protection segment and the Life Marketing segment in the payroll deduction market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than "simplified issue" policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for evaluation of the substandard risk.

The Company's insurance subsidiaries generally require blood samples to be drawn with individual insurance applications above certain face amounts based on the applicant’s age, except in the worksite and BOLI markets where limited blood testing is required. Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

Reinsurance Ceded

The Company's insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company also has used reinsurance to reinsure guaranteed minimum death benefit (“GMDB”) claims in its variable annuity contracts.

During 2005, the life reinsurance market continued the process of consolidation and tightening, resulting in a higher net cost of reinsurance for much of the Company’s life insurance business. The Company has also been challenged by changes in the reinsurance market which have impacted management of capital, particularly in the Company’s term life business which is required to hold reserves pursuant to the Valuation of Life Insurance Policies Regulation (“Regulation XXX”). In response to these challenges, in 2005 the Company reduced its overall reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance arrangements for certain newly issued traditional life products. Additionally in 2005, for certain newly issued traditional life products, the Company increased from $500,000 to $1,000,000 the amount of insurance it will retain on any one life. The Company issued $125.0 million of non-recourse funding obligations to fund the additional statutory reserves required as a result of these changes in the Company’s reinsurance arrangements.

At December 31, 2005, the Company had insurance in force of $467.8 billion of which approximately $393.6 billion was ceded to reinsurers. See Note 11 to Consolidated Financial Statements for additional information related to the Company’s use of reinsurance.

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

The policy liabilities and accruals carried in the Company's financial reports presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) differ from those specified by the laws of the various states and carried in the insurance subsidiaries' statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are generally carried in the Company's financial reports at the account value of the policy or contract plus accrued interest.

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

Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. For example, President Bush’s Fiscal Year 2006 Budget proposal includes changes that would create new and expanded vehicles for tax-exempt savings, including expanded “Retirement Savings Accounts” and “Lifetime Savings Accounts” which would permit higher contributions and tax-free build-up.

In addition, life insurance products are often used to fund estate tax obligations. Legislation has been enacted that would, over time, reduce and eventually eliminate the federal estate tax. Under the legislation that has been enacted, the estate tax will be reinstated, in its entirety, in 2011 and thereafter. President Bush and members of Congress have expressed a desire to modify the existing legislation, which modification could result in faster or more complete reduction or repeal of the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected.

Additionally, the Company is subject to the federal corporation income tax. President Bush has also formed a President’s Advisory Panel, which has been instructed to develop proposals for fundamental reform of the federal tax system. Such proposals could include substantial changes to the federal income tax laws currently in effect. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes could adversely affect the Company.

The Company's insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries. However, certain restrictions on consolidating recently acquired life insurance companies and on consolidating life insurance company income with non-insurance income are applicable to the Company. The Company is able to consolidate all of its subsidiaries for federal income tax purposes in 2004 and 2005, but the pending acquisition, if completed, will result in the inability to consolidate certain subsidiaries for federal income tax purposes in 2006.

Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in a memorandum account designated as "Policyholders' Surplus" to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders' Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 2005, the aggregate accumulation in the Policyholders' Surplus account was $70.5 million. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts. Legislation was enacted in 2004 which suspends application of this provision for tax years 2005 and 2006 in certain limited situations.

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

The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of the Company’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies have converted to stock ownership which will give them greater access to capital markets. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company’s products by increasing the number and financial strength of potential competitors.

The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies.

As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as customer behavior, including persistency, that differs from past customer behavior.

The purchase of life insurance products is limited by state insurable interest laws, which generally require that the purchaser of life insurance have some interest in the sustained life of the insured. To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws.

Regulation

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

A life insurance company's statutory capital is computed according to rules prescribed by the NAIC as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s law. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs and use of more conservative computations of policy liabilities. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 2005 statutory financial reports, the Company's insurance subsidiaries are adequately capitalized under the formula.

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

Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. The Company's insurance subsidiaries were assessed immaterial amounts in 2005, which will be partially offset by credits against future state premium taxes.

In addition, many states, including the states in which the Company's insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee where Protective Life Insurance Company (“Protective Life”) is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is generally deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.

The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to Protective Life Corporation by its insurance subsidiaries in 2006 is estimated to be $137.5 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

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

Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

Employees

At December 31, 2005 the Company had 2,192 employees, including 1,218 employees in Birmingham, Alabama. We believe our relations with our employees are satisfactory. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2005 was approximately $8.8 million. In addition, substantially all of the employees are covered by a defined benefit pension plan. The Company also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note 11 to Consolidated Financial Statements.

Executive Officers

The executive officers of the Company as of March 15, 2006 are as follows:

Name	Age	Position
John D. Johns	54	Chairman of the Board, President, Chief Executive Officer, and a Director
R. Stephen Briggs	56	Executive Vice President, Life and Annuity
Allen W. Ritchie	48	Executive Vice President and Chief Financial Officer
Richard J. Bielen	45	Senior Vice President, Chief Investment Officer and Treasurer
Brent E. Griggs	50	Senior Vice President, Asset Protection
J. William Hamer, Jr.	61	Senior Vice President and Chief Human Resources Officer
T. Davis Keyes	52	Senior Vice President, Information Services
Carolyn King	55	Senior Vice President, Acquisitions
Deborah J. Long	52	Senior Vice President, Secretary and General Counsel
Wayne E. Stuenkel	52	Senior Vice President and Chief Actuary
Carl S. Thigpen	49	Senior Vice President and Chief Mortgage and Real Estate Officer
Steven G. Walker	46	Senior Vice President, Controller and Chief Accounting Officer
Judy Wilson	48	Senior Vice President, Stable Value Products
Douglas K. Adam	55	President, Empire General Life Assurance Corporation; President, West Coast Life Insurance Company

All executive officers are elected annually and serve at the pleasure of the Board of Directors. None of the executive officers are related to any director of the Company or to any other executive officer.

Mr. Johns has been Chairman of the Board of the Company since January 2003, and President and Chief Executive Officer of the Company since December 2001. He has been a Director of the Company since May 1997. He was President and Chief Operating Officer of the Company from August 1996 until December 2001. Mr. Johns has been employed by the Company and its subsidiaries since 1993.

Mr. Briggs has been Executive Vice President, Life and Annuity, of the Company since January 2003 and has responsibility for the Life and Annuity Division. From October 1993 to January 2003, he served as Executive Vice President, Individual Life Division. Mr. Briggs has been associated with the Company and its subsidiaries since 1971.

Mr. Ritchie has been Executive Vice President and Chief Financial Officer of the Company since August 2001. From July 1998 until 2000, Mr. Ritchie was President, Chief Executive Officer and a Director of Per-Se Technologies, Inc.

Mr. Bielen has been Senior Vice President, Chief Investment Officer and Treasurer since January 2002. From August 1996 until January 2002, he was Senior Vice President, Investments of the Company. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.

Mr. Griggs has been Senior Vice President, Asset Protection, of the Company since February 2003. He served as Vice President, Operations of the Asset Protection Division of Protective Life Insurance Company from January 1998 to February 2003. Mr. Griggs has been employed by the Company and its subsidiaries since 1997.

Mr. Hamer has been Senior Vice President and Chief Human Resources Officer of the Company since March 2001. He served as Vice President, Human Resources of the Company from May 1982 to March 2001. Mr. Hamer has been employed by the Company and its subsidiaries since 1981.

Mr. Keyes has been Senior Vice President, Information Services, of the Company since April 1999. Mr. Keyes was Vice President, Information Services of the Company from May 1993 to April 1999. Mr. Keyes has been employed by the Company and its subsidiaries since 1982.

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

Mr. Thigpen has been Senior Vice President and Chief Mortgage and Real Estate Officer of the Company since January 2002. From March 2001 to January 2002, he was Senior Vice President, Investments. From May 1996 to March 2001, he was Vice President, Investments for the Company. Mr. Thigpen has been employed by the Company and its subsidiaries since 1984.

Mr. Walker has been Senior Vice President, Controller and Chief Accounting Officer of the Company since March 2004. From September 2003 through March 2004, he served as Vice President, Controller and Chief Accounting Officer of the Company. From August 2002 to September 2003, he served as Vice President and Chief Financial Officer of the Asset Protection Division of the Company. From November 1998 through July 2002, Mr. Walker served as Senior Vice President and Chief Financial Officer of Aon Integramark.

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

Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties which are discussed more fully below.

The Company is exposed to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect the Company’s operations.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural disaster, pandemic, or an outbreak of an easily communicable disease could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A pandemic could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of the Company’s business within such area and/or the general economic climate, which in turn could have an adverse affect on the Company. The possible macroeconomic effects of a pandemic could also adversely affect the Company’s asset portfolio, as well as many other variables.

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

The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of the Company’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies have converted to stock ownership, which will give them greater access to capital markets. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company’s products by substantially increasing the number and financial strength of potential competitors.

The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies.

As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as customer behavior, including persistency, that differs from past customer behavior.

The purchase of life insurance products is limited by state insurable interest laws, which generally require that the purchaser of life insurance have some interest in the sustained life of the insured. To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws.

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

The Company’s results may fluctuate from period to period due to fluctuations in policy claims received by the Company. Certain of the Company’s businesses may experience higher claims if the economy is growing slowly or in recession, or equity markets decline. Additionally, beginning in the second quarter of 2005, the Company increased its retained amounts on newly written traditional life products. This change will cause greater variability in financial results due to fluctuations in mortality results.

Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including for example, how a product is distributed, for what purpose the product is purchased, the mix of customers purchasing the products, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, and/or casualty experience will differ from expectations if actual results differ from those assumptions. In addition, continued activity in the vatical, stranger-owned and/or life settlement industry could have an adverse impact on the Company’s level of persistency and lapses.

The Company’s results may be negatively affected should actual experience differ from management’s assumptions and estimates.

In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses and interest rates, business mix, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet. The Company’s actual experiences, as well as changes in estimates, are used to prepare the Company’s statements of income.

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

The timing of premium payments to and receipt of expense allowances from, reinsurers may differ from the Company’s receipt of customer premium payments and incurrence of expenses. These timing differences introduce variability in certain components of the Company’s statements of income, and may also introduce variability in the Company’s quarterly results.

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

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the Company’s business, which may include, among other things, premium rates, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries is ongoing. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company.

The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations. Interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as health insurance and accounting or reserve requirements. In addition, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. In particular, the NAIC recently approved an amendment to Actuarial Guideline 38, which interprets the reserve requirements for universal life insurance with secondary guarantees. This amendment increases the reserve requirements for universal life insurance with secondary guarantee products issued after July 1, 2005. Moreover, although in general with respect to regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, a state could choose to follow a different interpretation.

The Company’s subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”). Severe penalties are imposed for breach of duties under ERISA.

Certain policies, contracts, and annuities offered by the Company’s subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal money laundering and anti-terrorism laws, and because the Company owns and operates real property state, federal, and local environmental laws. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

Changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

Under the Internal Revenue Code of 1986, as amended (the “Code”), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company and its subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict or eliminate the advantages of certain corporate or bank-owned life insurance products. Changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. For example, President Bush’s Fiscal Year 2006 Budget proposal includes changes that would create new and expanded vehicles for tax-exempt savings, including expanded “Retirement Savings Accounts” and “Lifetime Savings Accounts” which would permit higher contributions and tax-free build-up. In addition, life insurance products are often used to fund estate tax obligations. Legislation has been enacted that would, over time, reduce and eventually eliminate the federal estate tax. Under the legislation that has been enacted, the estate tax will be reinstated, in its entirety, in 2011 and thereafter. President Bush and members of Congress have expressed a desire to modify the existing legislation, which modification could result in faster or more complete reduction or repeal of the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. Additionally, the Company is subject to the federal corporation income tax. President Bush has also formed a President’s Advisory Panel, which has been instructed to develop proposals for fundamental reform of the federal tax system. Such proposals could include substantial changes to the federal income tax laws currently in effect, or the adoption of a “flat tax” or federal sales tax in lieu of the current income tax structure. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes could adversely affect the Company.

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

The Company, like other financial services companies, in the ordinary course of business is involved in litigation and arbitration. Although the Company cannot predict the outcome of any litigation or arbitration, the Company does not believe that any such outcome will have a material impact on the financial condition or results of operations of the Company.

The financial services industry is sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

The financial services industry is sometimes the target of law enforcement investigations relating to the numerous laws that govern the financial services and insurance business. The Company cannot predict the impact of any such investigations on the Company or the industry.

The financial services industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers and other financial services providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products as well as practices related to finite reinsurance. Such publicity may generate litigation against financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As these inquiries appear to encompass a large segment of our industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests or other inquires and responds to them in the ordinary course of business.

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

The Company may be unable to complete an acquisition, or completion of an acquisition may be more costly or take longer than expected or may have a different financing structure than initially contemplated. The Company may be unable to obtain regulatory approvals that may be required to complete an acquisition.

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

The Company’s ability to compete is dependent on the availability of reinsurance or other substitute capital market solutions. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable or if alternatives to reinsurance were not available to the Company, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

Recently, access to reinsurance has become more costly for the Company as well as the insurance industry in general. This could have a negative effect on the Company’s ability to compete. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market results in increased concentration risk for insurers, including the Company. In addition, going forward reinsurers are unwilling to continue to reinsure new sales of long-term guarantee products. If the reinsurance market further contracts, the Company’s ability to continue to offer its products on terms favorable to the Company would be adversely impacted.

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

The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts. A recent amendment to Actuarial Guideline 38 increased the reserve requirements for universal life insurance with secondary guarantees for products issued after July 1, 2005, causing the sale of these products to consume additional capital. Capital has also been consumed as the Company increased its reserves on the residual value product. Although positive performance in the equity markets has recently allowed the Company to decrease its guaranteed minimum death benefit related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control. A lack of sufficient capital could impair the Company’s ability to grow.

New accounting rules or changes to existing accounting rules could negatively impact the Company.

Like all publicly traded companies, the Company is required to comply with accounting principles generally accepted in the United States of America (“GAAP”). A number of organizations are instrumental in the development and interpretation of GAAP such as the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants (“AICPA”). GAAP is subject to constant review by these organizations and others in an effort to address emerging issues and otherwise improve financial reporting. In this regard, these organizations adopt new accounting rules and issue interpretive accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP will not have a negative impact on the Company.

In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP is subject to constant review by the NAIC and its committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. The Company can give no assurance that future changes to SAP will not have a negative impact on the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976, a second contiguous 220,000 square-foot building which was completed in 1985, and a third contiguous 315,000 square-foot building that was completed in January 2003. In addition, parking is provided for approximately 2,760 vehicles. The Company owns each of the buildings except for the third building which is currently leased.

The Company leases administrative and marketing office space in 22 cities, including 11,428 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $5.4 million.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment only.

Item 3. Legal Proceedings

To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company's properties is the subject. For additional information regarding legal proceedings see “Risk Factors and Cautionary Factors that may Affect Future Results” included herein.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2005 to a vote of security holders of the Company.

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

	Range
	High	Low	Dividends
2004
First Quarter	$38.25	$33.94	$.16
Second Quarter	39.14	35.49	.175
Third Quarter	40.39	35.84	.175
Fourth Quarter	42.92	36.60	.175
2005
First Quarter	$43.33	$38.99	$.175
Second Quarter	42.27	37.39	.195
Third Quarter	44.44	39.80	.195
Fourth Quarter	44.83	41.07	.195

On March 3, 2006, there were approximately 1,893 owners of record of Company Common Stock.

The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. The ability of the Company to pay cash dividends is dependent in part on cash dividends received by the Company from its life insurance subsidiaries. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources” included herein. Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated. See Item 1 - “Business - Regulation”.

The following table provides information regarding the common stock of the Company that is authorized for issuance under various equity compensation plans as of December 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by share owners	2,357,318(1)	$26.90(2)	3,755,894(3)
Equity compensation plans not approved by share owners	985,095(4)	Not Applicable	Not Applicable(5)
Total	3,342,413(1)(4)	$26.90(2)	3,755,894(3)(6)
(1) Includes (a) 1,287,210 shares of common stock issuable with respect to outstanding stock appreciation rights ("SARs") granted under the Long-Term Incentive Plan, and 180,000 shares of common stock issuable with respect to outstanding SARs granted under the Company's 1996 Stock Incentive Plan (assuming for this purpose that one share of common stock will be issued with respect to each outstanding SAR); and (b) 890,108 shares of common stock issuable with respect to outstanding performance share awards granted under the Long-Term Incentive Plan (assuming maximum earn-out of the awards).

(2)Based on exercise prices of outstanding SARs.
(3)Represents (a) 3,663,101 shares of common stock available for future issuance under the Long-Term Incentive Plan; and (b) 92,793 shares of common stock available for future issuance under the Stock Plan for Non-Employee Directors.

(4)Includes (a) 87,241 shares of common stock issuable with respect to stock equivalents pursuant to the Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company; (b) 698,699 shares of common stock issuable with respect to stock equivalents pursuant to the Company's Deferred Compensation Plan for Officers; and (c) 199,155 shares of common stock issuable with respect to stock equivalents pursuant to the Company's Deferred Compensation Plan for Sales Managers, Agents and Representatives.

(5)The plans listed in Note 4 do not currently have limits on the number of shares of common stock issuable thereunder. The total number of shares of common stock that may be issuable thereunder will depend upon, among other factors, the deferral elections made by participants in such plans.

(6)Plus any shares that become issuable under the plans listed in (4) above.

Item 6. Selected Financial Data

	Year Ended December 31
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA Premiums and policy fees	$1,955,780	$1,821,094	$1,667,725	$1,561,717	$1,389,820
Reinsurance ceded	(1,226,857)	(1,125,646)	(934,435)	(751,396)	(771,151)
Net of reinsurance ceded	728,923	695,448	733,290	810,321	618,669
Net investment income	1,180,502	1,084,217	1,030,752	1,022,953	880,141
Realized investment gains (losses) Derivative financial instruments	(30,881)	19,591	12,550	28,308	(1,114)
All other investments	49,393	28,305	58,064	910	(8,740)
Other income	181,267	161,014	122,869	100,196	120,647
Total revenues	2,109,204	1,988,575	1,957,525	1,962,688	1,609,603
Benefits and expenses	1,732,191	1,603,374	1,632,113	1,697,645	1,400,007
Income tax expense	130,446	134,820	108,362	87,688	68,538
Income (loss) from discontinued operations(1)					(30,522)
Change in accounting principle(2)		(15,801)			(7,593)
Net income	$246,567	$234,580	$217,050	$177,355	$102,943
PER SHARE DATA Net income from continuing operations(3) - basic	$3.49	$3.56	$3.10	$2.54	$2.02
Net income - basic	$3.49	$3.34	$3.10	$2.54	$1.48
Average shares outstanding - basic	70,562,186	70,299,470	70,033,288	69,923,955	69,410,525
Net income from continuing operations(3) - diluted	$3.46	$3.52	$3.07	$2.52	$2.01
Net income - diluted	$3.46	$3.30	$3.07	$2.52	$1.47
Average shares outstanding - diluted	71,350,541	71,064,539	70,644,642	70,462,797	69,950,173
Cash dividends	$0.76	$0.685	$0.63	$0.59	$0.55
Share-owners’ equity	$31.35	$31.19	$29.02	$25.06	$20.42
(1) Income from discontinued operations in 2001 includes loss on sale of discontinued operations and loss from discontinued operations, net of income tax.
(2) Cumulative effect of change in accounting principle, net of income tax - amount in 2004 relates to SOP 03-1; amount in 2001 relates to FAS No. 133.
(3) Net income excluding change in accounting principle and income (loss) from discontinued operations.

	December 31
	2005	2004	2003	2002	2001
	(dollars in thousands)
BALANCE SHEET DATA
Total assets	$28,966,993	$27,211,378	$24,517,615	$21,893,403	$19,718,824
Total long-term debt	482,532	451,433	461,329	406,110	376,211
Total stable value contract and annuity account balances(4)	8,852,572	8,342,334	7,336,341	6,789,557	5,812,863
Liabilities related to variable interest entities	448,093	482,434	400,000
Subordinated debt securities	324,743	324,743	221,650	215,000	175,000
Shares-owners’ equity	2,183,660	2,166,327	2,002,144	1,720,702	1,400,144

(4) Includes stable value contract account balances and annuity account balances which do not pose significant mortality risk.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to “Risk Factors and Cautionary Factors that may Affect Future Results” herein for more information about factors which could affect future results.

OVERVIEW

Protective Life Corporation (the “Company”) is a holding company whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. The Company operates five business segments: Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company also has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest on debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business.

In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs (“DAC”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income because the derivatives are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the Company’s business. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The Company achieved strong growth in earnings in 2005 despite numerous challenges that existed across the financial services industry. Historically low interest rates continued to create a challenge for the Company’s products that generate investment spread profits, such as fixed annuities and stable value contracts. However, active management of crediting rates on these products allowed the Company to minimize spread compression effects. Strong competitive pressures on pricing, particularly in the Company’s life insurance business, continued to present a challenge from a new sales perspective. However, the Company’s continued focus on delivering value to consumers and broadening its base of distribution allowed for solid product sales during the year. Increasing costs of reinsurance continues to present the Company with challenges from both a new product pricing and capital management perspective. In response to these challenges, during 2005 the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance arrangements and increasing the maximum amount retained on any one life on certain of its newly written traditional life products. The Company issued non-recourse funding obligations to fund the additional statutory reserves required as a result of the overall increase in retention levels.

Earnings from the Life Marketing segment declined slightly in 2005 primarily due to favorable expense adjustments that increased earnings in 2004. The segment continued to focus on strengthening its relationships with high quality distributors of life insurance products. Sales made through the stockbroker and independent agent channels increased 108% and 35%, respectively. Sales of traditional life products declined during the first half of the year as the Company adjusted pricing on certain traditional life products in response to the rising cost of reinsurance. An increase in retention levels on certain newly written traditional life products allowed the segment to improve its competitive position with respect to these products, resulting in increased sales of traditional life products during the second half of 2005. Sales of universal life products increased 95.6% in 2005 due to a favorable competitive position combined with growth of our distribution footprint.

Earnings declined in the Acquisitions segment, as income from previously acquired blocks steadily decline. Since policies acquired through this segment are typically “closed” blocks of business, unless new acquisitions are made, earnings are expected to decline as a result of lapses, deaths, and other terminations in the closed blocks. The Company’s acquisition capabilities have historically given the Company a unique competitive advantage. As discussed in Part I, on February 7, 2006, the Company signed a definitive agreement to acquire from JPMorgan Chase & Co. the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities and the stock of four related non-insurance companies. This acquisition is expected to close during the third quarter of 2006.

The Annuities segment operating income nearly doubled in 2005, primarily due to favorable unlocking of DAC in the market value adjusted annuity and variable annuity lines. Increasing account values and improvement in the equity markets contributed to the favorable results. Growth in equity markets translated into improved earnings as fee income based on variable account values increased and claims expense for variable annuity guaranteed minimum death benefits declined. The segment actively managed the rates offered on its fixed annuity products to minimize the effects of lower interest rates on earnings. Additional expenses incurred related to the development of a new product decreased earnings in 2005.

Stable Value Products achieved modest growth in operating income despite a reduction in operating spreads. The positive current period results were generated by a 15% increase in average account values and a 20% decrease in other operating expenses. The success of the registered funding agreement-backed notes continues, accounting for 86% of the segment’s sales in 2005. The segment continues to proactively manage its investment portfolio to minimize spread compression caused by higher credited rates on floating rate contracts.

Earnings from the Asset Protection segment increased 31% in 2005. Improved loss ratios and proactive expense management resulted in increased earnings from all of the segment’s core product lines. Price increases implemented over the last several years and improvements in the underwriting process have paid off by reducing average claims cost. The service contract line continues to drive segment results, accounting for 47% and 88%, respectively, of the segment’s sales and earnings in 2005.

Corporate and Other operating income more than doubled from 2004, due to increased investment income resulting from higher levels of unallocated capital and increased participating income and prepayment fees from mortgages and real estate. Prepayment fee income was particularly strong in 2005 compared to prior years, reflecting increased transaction activity within the Company’s mortgage portfolio. The overall performance of the Company’s investment portfolio continued to be strong, with no significant credit issues in either the securities or mortgage portfolio. Impairment losses declined 35% in 2005 compared to the prior year.

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

The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Accounting for other intangible assets such as goodwill also requires an estimate of the future profitability of the associated lines of business. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. At December 31, 2005, the Company had DAC and goodwill assets of $2.2 billion and $49.4 million, respectively.

The Company has a DAC asset of approximately $117.5 million related to its variable annuity product line with an account balance of $2.4 billion at December 31, 2005. The Company monitors the rate of amortization of DAC associated with its variable annuity product line. The Company’s monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with a reversion to the mean with no cap, reversion to the mean period of 6 years, and an amortization period of 25 years. A recovery in equity markets, or the use of methodologies and assumptions that anticipate a recovery, result in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.

The Company also establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company’s GMDB at December 31, 2005 are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. At December 31, 2005, the total GMDB liability held by the Company was $2.4 million.

Establishing an adequate liability for the Company’s obligations to its policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for the Company’s property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. At December 31, 2005, the Company had total policy liabilities and accruals of $11.9 billion.

Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires the Company to perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported overall by underlying investments in a wide variety of issuers. The Company’s specific accounting policies related to its invested assets are discussed in Notes 1 and 2 to Consolidated Financial Statements. At December 31, 2005, the Company held $16.0 billion of available-for-sale investments, including $7.1 billion in investments with a gross unrealized loss of $171.5 million.

The Company utilizes derivative transactions primarily in order to reduce its exposure to interest rate risk, inflation risk, equity market risk, and currency exchange risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. The Company employs a variety of methods for determining the fair value of its derivative instruments. The fair values of swaps, interest rate swaptions, and options are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. At December 31, 2005, the fair value of derivatives reported on the Company’s balance sheet in “other long-term investments” and “other liabilities” was $117.4 million and $54.1 million, respectively.

Determining the Company’s obligations to employees under its defined benefit pension plan and stock-based compensation plans requires the use of estimates. The calculation of the liability related to the Company’s defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of its employees and the expected long-term rate of return on the plan’s assets. Accounting for other stock-based compensation plans may require the use of option pricing models to estimate the Company’s obligations. Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, as well as expected exercise dates. See Notes 6 and 10 to Consolidated Financial Statements for further information on these plans.

The assessment of potential obligations for tax, regulatory, and litigation matters inherently involve a variety of estimates of potential future outcomes. The Company makes such estimates after consultation with its advisors and a review of available facts.

RESULTS OF OPERATIONS

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

				Change
	2005	2004	2003	2005	2004
Segment Operating Income (Loss)
Life Marketing	$163,661	$165,897	$159,157	(1.3)%	4.2%
Acquisitions	80,611	87,300	95,150	(7.7)	(8.3)
Annuities	31,933	16,467	13,373	93.9	23.1
Stable Value Products	54,798	53,159	38,911	3.1	36.6
Asset Protection	24,901	19,079	20,193	30.5	(5.5)
Corporate and Other	47,229	21,560	(31,952)	119.1	n/a
Total segment operating income (loss)	403,133	363,462	294,832	10.9	23.3

Realized investment gains (losses) - investments(1)	15,803	21,370	39,117
Realized investment gains (losses) - derivatives(2)	(41,923)	369	(8,537)
Income tax expense	(130,446)	(134,820)	(108,362)

Net income before cumulative effect of change in accounting principle	246,567	250,381	217,050	(1.5)	15.4
Cumulative effect of change in accounting principle, net of income tax	0	(15,801)	0

Net income	$246,567	$234,580	$217,050	5.1	8.1

(1) Realized investment gains (losses) - investments	$49,393	$28,305	$58,064
Less participating income from real estate ventures	8,684	0	0
Less related amortization of DAC	24,906	6,935	18,947
	$15,803	$21,370	$39,117

(2) Realized investment gains (losses) - derivatives	$(30,881)	$19,591	$12,550
Less settlements on certain interest rate swaps	11,393	19,222	21,087
Less derivative losses related to certain annuities	(351)	0	0
	$(41,923)	$369	$(8,537)

Net income for 2005 reflects moderate growth in segment operating income, offset by net realized investment losses. Net realized investment losses were $26.1 million in 2005, compared to net realized investment gains of $21.7 million in 2004, a change of $47.8 million. Partially offsetting the change in realized investment gains and losses is the cumulative effect charge of $15.8 million recorded in 2004 arising from the Company’s adoption of SOP 03-1 (see Note 1 to Consolidated Financial Statements for further discussion of SOP 03-1). Life Marketing’s operating income decreased slightly primarily due to favorable expense adjustments that increased earnings in 2004, while the decline in earnings in the Acquisitions segment was caused by the normal runoff of the segment’s previously acquired blocks of business. Favorable unlocking of DAC in the market value adjusted annuity and variable annuity lines, increasing account values, and improvement in the equity markets resulted in earnings that nearly doubled in the Annuities segment. Increased average account values and reductions in operating expenses enabled the Stable Value Products segment to increase earnings despite tightening spreads. The Asset Protection segment’s continued focus on pricing and underwriting initiatives continue to yield steady reductions in loss ratios in all core product lines. These improved loss ratios along with continued expense management resulted in an increase to operating income in the current year in the Asset Protection segment. Increased investment income resulting from an increase in unallocated capital and higher participating income and prepayment fees from mortgages and real estate generated the increase in operating income for the Corporate and Other segment in 2005.

Net income for 2004 benefited from growth in segment operating income, somewhat offset by lower net realized investment gains compared to 2003, and the cumulative effect charge mentioned above. Excluding the $12.3 million of reinsurance recoveries during 2003 (see Note 12 to Consolidated Financial Statements), Life Marketing’s operating income increased 13.0%, reflecting continued growth in life insurance in-force, improved results from the segment’s non-insurance businesses, and favorable expense adjustments resulting from DAC unlocking, somewhat offset by lower expense capitalization levels driven by a reduction in traditional life sales in 2004. Earnings in the Acquisitions segment declined in 2004 as the result of the normal runoff of the segment’s previously acquired blocks of business. Improvement in the equity markets and higher sales levels contributed to the increase in Annuities’ income, while strong growth in average balances and a widening of spreads drove significant improvement in Stable Value Products’ earnings. Excluding charter sales in 2004 and 2003, Asset Protection segment operating income increased 34.3% in 2004 primarily due to improved loss ratios in the service contract business and effective expense management. Corporate and Other earnings reflect dramatically lower losses on the runoff insurance lines as well as higher participating mortgage income and investment income on unallocated capital.

RESULTS BY BUSINESS SEGMENT

In the following segment discussions, various statistics and other key data the Company uses to evaluate its segments are presented. Sales statistics are used by the Company to measure the relative progress in its marketing efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized planned (target) premiums plus 6% amounts received in excess of target premiums. Sales of annuities are measured based on the amount of deposits received. Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received. Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

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

Life Marketing

The Life Marketing segment markets level premium term and term-like insurance, universal life (“UL”), variable universal life, and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations. Segment results were as follows:

				Change
	2005	2004	2003	2005	2004
REVENUES
Gross premiums and policy fees	$1,190,623	$1,026,889	$856,431	15.9%	19.9%
Reinsurance ceded	(902,055)	(818,207)	(657,778)	10.2	24.4
Net premiums and policy fees	288,568	208,682	198,653	38.3	5.0
Net investment income	261,859	238,193	231,238	9.9	3.0
Other income	111,202	94,695	59,961	17.4	57.9
Total operating revenues	661,629	541,570	489,852	22.2	10.6

BENEFITS AND EXPENSES
Benefits and settlement expenses	392,448	274,584	253,785	42.9	8.2
Amortization of deferred policy acquisition costs	55,688	58,970	66,078	(5.6)	(10.8)
Other operating expenses	49,832	42,119	10,832	18.3	288.8
Total benefits and expenses	497,968	375,673	330,695	32.6	13.6

OPERATING INCOME	163,661	165,897	159,157	(1.3)	4.2
INCOME BEFORE INCOME TAX	$163,661	$165,897	$159,157	(1.3)	4.2

The following table summarizes key data for the Life Marketing segment:

				Change
	2005	2004	2003	2005	2004
Sales By Product
Traditional	$123,882	$171,883	$205,335	(27.9)%	(16.3)%
Universal life	165,368	84,539	79,752	95.6	6.0
Variable universal life	5,465	5,236	4,558	4.4	14.9
	$294,715	$261,658	$289,645	12.6	(9.7)

Sales By Distribution Channel
Brokerage general agents	$140,575	$161,145	$186,711	(12.8)	(13.7)
Independent agents	75,564	55,929	50,207	35.1	11.4
Stockbrokers/banks	65,967	31,711	24,933	108.0	27.2
BOLI / other	12,609	12,873	27,794	(2.1)	(53.7)
	$294,715	$261,658	$289,645	12.6	(9.7)

Average Life Insurance In-Force(1)
Traditional	$340,799,613	$296,399,244	$224,298,764	15.0	32.1
Universal life	45,366,295	40,416,769	36,865,396	12.2	9.6
	$386,165,908	$336,816,013	$261,164,160	14.7	29.0

Average Account Values
Universal life	$4,176,978	$3,614,026	$3,149,430	15.6	14.8
Variable universal life	230,412	190,522	137,380	20.9	38.7
	$4,407,390	$3,804,548	$3,286,810	15.8	15.8

Mortality Experience(2)	$10,557	$3,821	$(567)

(1) Amounts are not adjusted for reinsurance ceded. (2) Represents a favorable (unfavorable) variance as compared to pricing assumptions.

Operating income in 2005 decreased slightly from 2004 reflecting higher overall benefits and expenses, offset by increased total revenue. Revenues continue to grow as a result of increasing sales of new business and growth of life insurance in-force and average account values. While current period expenses were reduced as a result of favorable unlocking of DAC on UL products, favorable unlocking reduced expenses by an even greater amount in 2004, resulting in higher expenses in 2005 as compared to the prior year. (See discussion of the term “unlocking” below.) Operating income increased 4.2% in 2004 reflecting the continued growth in life insurance in-force, favorable expense capitalization levels driven by strong sales in 2003, and improved results from non-insurance businesses, offset by the positive impact of reinsurance recoveries on 2003 results. During 2003, the segment recognized additional net premiums of $18.4 million, amortization of DAC of $6.1 million, and operating income of $12.3 million as a result of recoveries from previously overpaid reinsurance premiums (see Note 11 to Consolidated Financial Statements).

Net premiums and policy fees increased 38.3% in 2005 due in part to the growth in life insurance in-force achieved over the last several quarters. Net premiums and policy fees are also higher than the prior year due to an increase in retention levels on newly written traditional life products. Beginning in the second quarter of 2005, the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance arrangements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of its newly written traditional life products. In addition to increasing net premiums, this change will result in higher benefits and settlement expenses, and will cause greater variability in financial results due to fluctuations in mortality results. The 2004 increase in net premiums and policy fees compared to 2003 is the result of growth in life insurance in-force, offset by the favorable impact to 2003 net premiums resulting from the reinsurance recoveries mentioned above.

Net investment income and other income increased in both the current and prior years. The increases in net investment income reflect the growth of the segment’s assets, offset by lower investment yields, while the increases in other income are primarily due to additional income from the segment’s broker-dealer subsidiary. Due to the nature of this business, the majority of this additional income is offset by increases in other operating expenses.

Benefits and settlement expenses in 2005 were 42.9% higher than 2004 due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products, and higher credited interest on UL products resulting from increases in account values. Additionally, the favorable DAC unlocking on UL products (see below) resulted in an increase to the SOP 03-1 liability and a corresponding increase to benefits and settlement expenses. These increases were partially offset by favorable fluctuations in mortality experience. In 2004, benefits and settlement expenses increased 8.2% from the prior year due to growth in life insurance in-force and higher benefit costs caused by the implementation of SOP 03-1, offset by lower crediting rates on UL products and favorable fluctuations in mortality experience.

An evaluation of DAC, including a review of the underlying assumptions of future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads was performed by the Company on its UL products during the fourth quarter of 2005. As a result of this review, assumptions were updated based on actual experience and/or expectations for the future. This change in assumptions, and resulting adjustment to DAC, referred to as “unlocking”, resulted in a net decrease in total benefits and expenses of approximately $2.0 million. Excluding the impact of the fourth quarter unlocking, DAC amortization increased approximately 35% in 2005. This increase is the result of the continued growth of life insurance in-force, increased amortization resulting from the capitalization of premium taxes on excess premiums in the UL line, and reductions to amortization in 2004. The amortization recognized in 2004 was reduced as a result of the implementation of SOP 03-1, UL DAC unlocking, and a reduction in previously recorded reinsurance receivables. Excluding the additional amortization recorded in 2003 as a result of the reinsurance recoveries, these items resulted in a decrease in DAC amortization in 2004 compared to the prior period.

Other operating expenses for the segment were as follows:

				Change
	2005	2004	2003	2005	2004
Insurance Companies:
First year commissions	$346,635	$288,991	$299,902	19.9%	(3.6)%
Renewal commissions	33,219	32,985	30,258	0.7	9.0
First year ceding allowances	(125,828)	(167,197)	(188,194)	(24.7)	(11.2)
Renewal ceding allowances	(187,002)	(159,383)	(125,960)	17.3	26.5
General & administrative	174,521	187,892	182,163	(7.1)	3.1
Taxes, licenses and fees	31,640	22,852	20,383	38.5	12.1
Other operating expenses incurred	273,185	206,140	218,552	32.5	(5.7)

Less commissions, allowances & expenses capitalized	(331,493)	(256,336)	(268,933)	29.3	(4.7)

Other operating expenses	(58,308)	(50,196)	(50,381)	16.2	(0.4)

Marketing Companies:
Commissions	70,771	62,755	45,646	12.8	37.5
Other	37,369	29,560	15,567	26.4	89.9
Other operating expenses	108,140	92,315	61,213	17.1	50.8

Other operating expenses	$49,832	$42,119	$10,832	18.3	288.8

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

Other operating expenses for the insurance companies decreased in 2005 as a result of lower expenses incurred per policy issued, combined with higher DAC capitalization driven by the significant growth in UL sales. These same expenses were relatively unchanged in 2004 versus 2003, as the decrease in expenses incurred was offset by a decline in expense capitalization levels driven by the drop in sales. Amounts capitalized as DAC generally include first year commissions and allowances and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales.

Other operating expenses for the segment’s marketing companies increased 17.1% and 50.8%, respectively, for 2005 and 2004, as compared to the prior years, primarily due to higher commissions and other expenses in the segment’s broker-dealer subsidiary resulting from increased revenues.

Sales for the segment increased 12.6% in 2005 primarily due to the significant increase in UL sales, partially offset by lower traditional life sales. The upward trend in UL sales is the result of a favorable competitive position combined with growth of our distribution footprint. During 2005, sales through independent agents increased 35.1%, while sales through stockbrokers and banks grew 108.0%. Sales of BOLI business were relatively unchanged in 2005. BOLI sales can vary widely between periods as the segment responds to opportunities for these products only when required returns can be achieved.

Sales of traditional life products decreased during the first half of 2005 as a result of pricing adjustments on certain traditional life products in response to the rising cost of reinsurance. As previously discussed, during the second quarter of 2005, the Company was able to reduce its reliance on reinsurance for certain newly written traditional products, resulting in an improvement in the Company’s competitive position with respect to these products. Accordingly, traditional life sales improved during the second half of the year, with increases of 4.1% and 23.5%, respectively, in the third and fourth quarters of 2005. The Company issued non-recourse funding obligations to fund the additional statutory reserves required as a result of the increased overall level of retention (see Note 4 to Consolidated Financial Statements).

Sales for the segment decreased in 2004 primarily due to lower production of traditional life at Empire General, which is included within the brokerage general agent channel. As expected, traditional life business sold through Empire General declined $27.9 million versus the unusually strong levels achieved in 2003. Offsetting this decline was a $7.2 million increase in sales of UL business through the stockbroker channel, primarily resulting from a new product introduction in the fourth quarter of 2004. Sales of BOLI business declined significantly from the strong sales achieved in 2003, due to the inherent variability in the demand for these products previously mentioned.

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals. Segment results were as follows:
				Change
	2005	2004	2003	2005	2004
REVENUES
Gross premiums and policy fees	$261,003	$276,394	$289,906	(5.6)%	(4.7)%
Reinsurance ceded	(74,199)	(72,062)	(75,994)	3.0	(5.2)
Net premiums and policy fees	186,804	204,332	213,912	(8.6)	(4.5)
Net investment income	223,201	232,499	246,143	(4.0)	(5.5)
Other income	1,605	2,272	2,640	(29.4)	(13.9)
Total operating revenues	411,610	439,103	462,695	(6.3)	(5.1)

BENEFITS AND EXPENSES
Benefits and settlement expenses	273,626	287,356	291,768	(4.8)	(1.5)
Amortization of deferred policy acquisition costs	27,072	28,652	32,690	(5.5)	(12.4)
Other operating expenses	30,301	35,795	43,087	(15.3)	(16.9)
Total benefits and expenses	330,999	351,803	367,545	(5.9)	(4.3)

OPERATING INCOME	80,611	87,300	95,150	(7.7)	(8.3)

INCOME BEFORE INCOME TAX	$80,611	$87,300	$95,150	(7.7)	(8.3)

The following table summarizes key data for the Acquisitions segment:
				Change
	2005	2004	2003	2005	2004
Average Life Insurance In-Force(1)
Traditional	$10,786,754	$11,694,948	$13,656,841	(7.8)%	(14.4)%
Universal life	17,178,862	18,077,468	19,945,426	(5.0)	(9.4)
	$27,965,616	$29,772,416	$33,602,267	(6.1)	(11.4)

Average Account Values
Universal life	$1,706,082	$1,723,647	$1,747,831	(1.0)	(1.4)
Fixed annuity(2)	213,530	218,087	226,567	(2.1)	(3.7)
Variable annuity	76,033	89,327	104,129	(14.9)	(14.2)
	$1,995,645	$2,031,061	$2,078,527	(1.7)	(2.3)

Interest Spread - UL & Fixed Annuities
Net investment income yield	7.00%	7.17%	7.51%
Interest credited to policyholders	5.15	5.22	5.57
Interest spread	1.85%	1.95%	1.94%

Mortality Experience(3)	$4,815	$5,364	$3,921

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of reinsurance ceded.
(3) Represents a favorable variance as compared to pricing assumptions.

As previously mentioned, operating income and account values for this segment are expected to decline over time unless new acquisitions are made. Policies acquired through this segment are typically “closed” blocks of business (no new policies are being marketed), therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage. Although acquisition opportunities were investigated, there have been no acquisitions since 2002. As a result, and as expected, operating income decreased 7.7% and 8.3% in 2005 and 2004, respectively. However, as discussed previously in Part I, on February 7, 2006, the Company signed a definitive agreement to acquire from JPMorgan Chase & Co. the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities (the “Chase Insurance Group”) and the stock of four related non-insurance companies. See Note 14 to Consolidated Financial Statements for additional discussion of this potential 2006 acquisition.

In addition to the expected decline resulting from the runoff of business, net premiums and policy fees were additionally decreased in 2005 by payments of amounts due under two reinsurance treaties. While this had no net income impact, the payments decreased net premiums and policy fees by $3.9 million, benefits and settlement expenses by $3.5 million, and other operating expenses by $0.3 million.

The steady decline in net investment income is due to the runoff of business combined with lower overall earned rates in 2005. The segment continues to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads. The interest spread was 10 basis points lower in 2005 than in 2004.

Benefits and settlement expenses continue to decrease due to the decline in business in-force as well as normal fluctuations in mortality. The 2005 decrease also includes the impact of the reinsurance payments mentioned above. Amortization of DAC decreased due to the overall decline in business. Other operating expenses decreased during 2005 due to lower commissions resulting from lower net premiums, reductions in other general expenses, and the reinsurance payments discussed above. The reduction in other operating expenses in 2004 as compared to 2003 was partially due to conversion costs incurred in 2003 related to a 2002 acquisition.

The segment’s life insurance in-force and UL and annuity account values continue to decline due to the absence of new acquisitions mentioned above. In the ordinary course of business, the segment regularly considers acquisitions of blocks of policies or smaller insurance companies. However, the level of acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. The Company will continue to pursue suitable acquisitions as they become available.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent agents and brokers. Segment results were as follows:

				Change
	2005	2004	2003	2005	2004
REVENUES
Gross premiums and policy fees	$31,810	$30,341	$26,265	4.8%	15.5%
Reinsurance ceded	0	0	0	0.0	0.0
Net premiums and policy fees	31,810	30,341	26,265	4.8	15.5
Net investment income	218,700	210,888	224,332	3.7	(6.0)
Realized gains (losses) - derivatives	(351)	0	0	n/a	n/a
Other income	7,772	7,004	8,745	11.0	(19.9)
Total operating revenues	257,931	248,233	259,342	3.9	(4.3)

BENEFITS AND EXPENSES
Benefits and settlement expenses	187,791	183,271	197,955	2.5	(7.4)
Amortization of deferred policy acquisition costs	12,606	25,336	19,249	(50.2)	31.6
Other operating expenses	25,601	23,159	28,765	10.5	(19.5)
Total benefits and expenses	225,998	231,766	245,969	(2.5)	(5.8)

OPERATING INCOME	31,933	16,467	13,373	93.9	23.1

Realized gains (losses) - investments	30,980	9,873	22,733
Related amortization of DAC	(24,906)	(6,935)	(18,947)
INCOME BEFORE INCOME TAX	$38,007	$19,405	$17,159	95.9	13.1

The following table summarizes key data for the Annuities segment:

				Change
	2005	2004	2003	2005	2004
Sales
Fixed annuity	$275,038	$443,170	$163,516	(37.9)%	171.0%
Variable annuity	312,211	282,926	350,590	10.4	(19.3)
	$587,249	$726,096	$514,106	(19.1)	41.2

Average Account Values
Fixed annuity(1)	$3,448,977	$3,228,976	$3,302,511	6.8	(2.2)
Variable annuity	2,221,881	2,022,101	1,595,173	9.9	26.8
	$5,670,858	$5,251,077	$4,897,684	8.0	7.2

Interest Spread - Fixed Annuities(2)
Net investment income yield	6.26%	6.45%	6.69%
Interest credited to policyholders	5.45	5.61	5.79
Interest spread	0.81%	0.84%	0.90%

	As of December 31			Change
	2005	2004	2003	2005	2004

GMDB - Net amount at risk(3)	$142,244	$182,038	$286,603	(21.9)%	(36.5)%
GMDB - Reserves	$2,055	$4,575	$5,073	(55.1)	(9.8)
S&P 500® Index	1,248	1,212	1,112	3.0	9.0

(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefit in excess of contract holder account balance.

Segment operating income increased 93.9% in 2005 from the prior year primarily due to favorable unlocking of DAC in the market value adjusted annuity and variable annuity lines, which is discussed in more detail below. Interest spread compression was more than offset by growth in both fixed and variable account values, which contributed to the increase in operating income for 2005. The increase in segment operating income in 2004 was driven by higher sales of fixed annuities and the impact of improved equity markets reflected in the variable annuity business.

Segment operating revenues increased 3.9% in 2005 compared to 2004, primarily as a result of higher net investment income. Average account balances have grown approximately 8% from the prior year, resulting in higher investment income as well as higher other income, due to an increase in asset-based fees. The additional income resulting from the larger account balances was partially reduced by lower interest spreads resulting primarily from a rebalancing of the investment portfolio. During 2005, the investment portfolio was rebalanced to improve the duration match between the segment’s assets and liabilities. Approximately $300 million in securities were sold, causing the large increase in realized investment gains. These gains were partially offset by an increase in DAC amortization associated with those gains. The resulting funds from this transaction were reinvested in assets with lower rates than the investments that were sold, causing a decline in the investment income yield for the segment’s portfolio. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain the interest spread.

Operating revenues for the segment declined 4.3% in 2004 from the prior year due to lower investment income, partially offset by higher net premiums and policy fees. The lower interest rate environment and decrease in fixed annuity balances in 2004 caused net investment income to decline from 2003. Interest spreads on fixed annuities declined 6 basis points in 2004 as lower rates on new investments more than offset the effects of crediting rate reductions. The improvement in the equity markets in 2004 caused a significant increase in variable annuity account values, which drove the increase in net premiums and policy fees for the year.

Total benefits and expenses decreased in 2005 relative to the prior year. The 2005 decrease is primarily the result of lower DAC amortization. As previously mentioned in the Life Marketing segment discussion, the Company periodically reviews and updates as appropriate its key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”. DAC amortization for the Annuities segment was reduced $16.2 million in 2005 due to two separate favorable DAC unlocking events. The first unlocking occurred during the second quarter in the market value adjusted annuity line, when DAC amortization was reduced $5.0 million as a result of the portfolio rebalancing discussed above. While the investment income yield obtained on the reinvested assets resulting from the portfolio rebalancing was lower than the yield obtained prior to the rebalancing, the actual yield on the reinvested assets exceeded previously projected spread income. The higher investment yield resulted in higher future estimated gross profits (“EGPs”) in the segment’s market value adjusted annuity line, causing the favorable unlocking of DAC. The second unlocking occurred in the fourth quarter in the market value adjusted and variable annuity lines, and reduced DAC amortization by $11.2 million. This unlocking was a combination of a review of assumptions underlying future EGPs (prospective unlocking) and a “true-up” of past EGPs to actual gross profits (“AGPs”) in the DAC amortization models (retrospective unlocking). AGPs were higher than the EGPs previously used in the DAC amortization model primarily as a result of general improvement in equity market returns, resulting in the favorable unlocking and reduction in DAC amortization in the current period.

Partially offsetting the favorable DAC adjustments in 2005 were higher benefits and settlement expenses and other operating expenses. Benefits and settlement expenses are higher than the prior year due to higher credited interest on the increasing average account balances, while other operating expenses are higher due to expenses incurred related to the development of a new product.

Total benefits and expenses also declined in 2004, compared to 2003. Interest credited decreased $9.8 million in 2004 due to the decline in fixed annuity account values and reductions in credited rates. Benefits expense also benefited from lower GMDB expenses of $3.1 million, as the segment’s net amount at risk, reserves, and paid claims declined from 2003. The additional profits on variable annuities were partially offset by higher amortization of DAC, accounting for an increase of $5.3 million in 2004. Other operating expenses decreased $5.6 million, reflecting lower administrative expenses and the elimination of sub-advisor fees paid for the segment-managed mutual funds, as well as higher expense capitalization caused by the increase in sales.

The decline in fixed annuity sales in 2005 is primarily due to the nonrecurring sales of $122 million of single premium immediate annuities in the fourth quarter of 2004 on an institutional basis in a structured transaction. Sales made through structured transactions are opportunistic in nature and may vary widely between periods. Fixed annuity sales for the current year were also negatively impacted by lower interest rates. Sales trends showed steady improvement throughout 2005, in part due to increasing sales in the segment’s new equity-indexed fixed annuity during the second half of the year. Variable annuity sales increased 10.4% compared to 2004 as a result of general improvement in the equity markets. In addition to benefiting variable annuity sales, the improved equity markets also reduced the net amount at risk with respect to guaranteed minimum death benefits by 22.1%.

Stable Value Products

The Stable Value Products segment sells guaranteed funding agreement (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Additionally, the segment markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. Segment results were as follows:

				Change
	2005	2004	2003	2005	2004
REVENUES
Net investment income	$310,715	$268,184	$233,104	15.9%	15.0%

BENEFITS AND EXPENSES
Benefits and settlement expenses	246,134	205,168	186,565	20.0	10.0
Amortization of deferred policy acquisition costs	4,694	3,480	2,279	34.9	52.7
Other operating expenses	5,089	6,377	5,349	(20.2)	19.2
Total benefits and expenses	255,917	215,025	194,193	19.0	10.7

OPERATING INCOME	54,798	53,159	38,911	3.1	36.6

Realized gains (losses)	(16,065)	13,225	9,756
INCOME BEFORE INCOME TAX	$38,733	$66,384	$48,667	(41.7)	36.4

The following table summarizes key data for the Stable Value Products segment:
				Change
	2005	2004	2003	2005	2004
Sales
GIC	$96,350	$59,000	$275,000	63.3%	(78.5)%
GFA - Direct Institutional	100,000	67,020	377,900	49.2	(82.3)
GFA - Non-Registered Notes	0	0	505,000	n/a	n/a
GFA - Registered Notes - Institutional	1,035,000	925,000	450,000	11.9	105.6
GFA - Registered Notes - Retail	180,931	531,560	0	(66.0)	n/a
	$1,412,281	$1,582,580	$1,607,900	(10.8)	(1.6)

Average Account Values	$5,872,635	$5,122,170	$4,191,182	14.7	22.2

Operating Spread
Net investment income yield	5.42%	5.39%	5.73%
Interest credited	4.29	4.12	4.59
Operating expenses	0.17	0.20	0.19
Operating spread	0.96%	1.07%	0.95%

Operating income increased modestly in 2005 compared to 2004, as a result of the 14.7% increase in average account balances, partially offset by spread compression of 11 basis points. The growth in average account balances was driven by sales of the segment’s registered funding agreement-backed notes program over the past two years. The primary driver of the spread compression has been increasing LIBOR rates, resulting in higher interest credited rates. The segment continues to review its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain interest spreads.

Operating income increased 36.6% in 2004 from the amounts achieved in 2003 due to the 22.2% growth in account balances, combined with a 12 basis point widening of spreads. As with the current year, 2004’s increase in average account balances was the result of the success of the segment’s registered funding agreement-backed notes program, while a rebalancing of the segment’s portfolio and replacement of higher rate contracts during 2004 resulted in the improvement in spreads.

Total sales during 2005 were 10.8% lower than the prior year. Institutional sales of registered notes continue to be strong, increasing 11.9% from the prior year. These products are a part of the segment’s registered funding agreement-backed notes program introduced during the fourth quarter of 2003. Retail note sales continue to decline due to general market conditions including interest rate volatility. The segment no longer markets inflation-adjusted notes, which were first offered in 2004 and accounted for 44% of the segment’s retail sales in that year. The registered-notes program has given the segment access to a broader customer base and will continue to be the focus for future growth in the segment.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. In addition, the segment markets an inventory protection product and a guaranteed asset protection (“GAP”) product. Segment results were as follows:

				Change
	2005	2004	2003	2005	2004
REVENUES
Gross premiums and policy fees	$429,903	$439,079	$438,616	(2.1)%	0.1%
Reinsurance ceded	(250,430)	(234,345)	(196,434)	6.9	19.3
Net premiums and policy fees	179,473	204,734	242,182	(12.3)	(15.5)
Net investment income	32,389	30,939	36,652	4.7	(15.6)
Other income	46,236	39,680	44,825	16.5	(11.5)
Total operating revenues	258,098	275,353	323,659	(6.3)	(14.9)

BENEFITS AND EXPENSES
Benefits and settlement expenses	101,477	121,007	142,166	(16.1)	(14.9)
Amortization of deferred policy acquisition costs	69,474	72,273	80,320	(3.9)	(10.0)
Other operating expenses	62,246	62,994	80,980	(1.2)	(22.2)
Total benefits and expenses	233,197	256,274	303,466	(9.0)	(15.6)

OPERATING INCOME	24,901	19,079	20,193	30.5	(5.5)

INCOME BEFORE INCOME TAX	$24,901	$19,079	$20,193	30.5	(5.5)

The following table summarizes key data for the Asset Protection segment:

				Change
	2005	2004	2003	2005	2004
Sales
Service contracts	$228,656	$202,983	$204,810	12.6%	(0.9)%
Credit insurance	208,878	217,585	198,252	(4.0)	9.8
Other products	51,230	39,755	69,351	28.9	(42.7)
	$488,764	$460,323	$472,413	6.2	(2.6)

Loss Ratios(1)
Service contracts	72.9%	78.4%	84.7%
Credit insurance	36.7	38.3	37.3
Other products	62.9	69.0	89.7
(1) Incurred claims as a percentage of earned premiums.

Operating income increased significantly in 2005 as a result of higher earnings from core product lines. Within the segment’s core product lines, service contract and credit insurance earnings improved $3.3 million and $1.7 million, respectively, compared to the prior year, while earnings from other products increased $2.1 million. These positive results were partially offset by the lack of income from the sale of inactive charters in 2005, compared to charter sale gains of $1.2 million in the prior year. Results from lines the segment is no longer marketing are relatively unchanged from the prior year. Excluding gains from charter sales ($1.2 million in 2004 compared to $6.9 million in 2003), 2004 operating income exceeded the prior year by 34.3%, primarily due to improved earnings in the service contract line resulting from favorable claims experience and proactive expense management.

The declines in net premiums for 2005 and 2004 were primarily related to decreases of $17.1 million and $33.7 million, respectively, in the credit insurance lines. The 2005 decrease was due to the decline in business sold through automobile dealers, while the 2004 decrease was primarily the result of higher levels of reinsurance. Additionally, as expected, net premiums in the lines the segment is no longer marketing continue to decrease, resulting in net premiums for these lines that were $9.0 million and $7.7 million lower for 2005 and 2004, respectively, than the prior periods. Partially offsetting these declines were $0.8 million and $4.0 million increases in 2005 and 2004, respectively, in net premiums in the extended service contract and other lines of business reflecting the continued steady growth of these core lines.

Investment income in 2005 remains comparable to prior periods, while other income increased as a result of additional administrative fees on service contracts due to the increased volume of contracts sold in this product line. Excluding the impact of the charter sale gains, other income was relatively flat in 2004 compared to the prior year.

Benefits and settlement expenses declined in both 2005 and 2004, reflecting the decrease in the segment’s net premiums discussed above. In addition to lower net premiums, benefits and settlement expenses have also been favorably impacted by the overall improvement in loss ratios. Loss ratios for all three core product lines have benefited from the segment’s continuing initiatives to increase pricing and tighten the underwriting and claims processes.

Amortization of DAC declined in both periods due to the significant decline in the segment’s credit business. Other operating expenses decreased slightly in 2005 due to lower commissions caused by the drop in net premiums. Lower commissions also contributed to the decrease in other operating expenses during 2004, along with reductions in other general expenses. General expenses were reduced in 2004 primarily as a result of the outsourcing of the administration of a portion of the segment’s credit insurance business during 2003 and other cost saving initiatives implemented by management during the year.

Total segment sales increased 6.2% during 2005. Service contract sales continued to improve throughout the year, exceeding the prior year by 12.6%. This improvement in service contract sales is comprised of increases of $22.5 million and $3.1 million, respectively, in the vehicle and marine lines. Sales of credit insurance declined primarily due to a decline in credit insurance sold through automobile dealers, while the improvement in other product sales can be attributed to an $11.6 million increase in sales of the GAP product.

During 2004, sales of credit insurance through financial institutions increased from the prior year primarily due to a third party administrator relationship (currently in runoff), partially offset by a decline in sales of credit insurance sold through automobile dealers. The decrease in other product sales in 2004 reflects declines in products the segment is no longer marketing.

The Company is currently pursuing a small acquisition of a service contract provider.

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

The following table summarizes results for this segment:

				Change
	2005	2004	2003	2005	2004

Operating income (loss)(1)	$47,229	$21,560	$(31,952)	$25,669	$53,512

Realized gains (losses) - investments	26,045	6,366	26,550	19,679	(20,184)
Realized gains (losses) - derivatives	(42,174)	(790)	(9,512)	(41,384)	8,722
Income (loss) before income tax	$31,100	$27,136	$(14,914)	$3,964	$42,050

(1) Includes settlements on interest rate swaps of $11,393, $19,222, and $21,087 for 2005, 2004, and 2003, respectively. Also includes participating income from real estate ventures of $6,344, net of minority interest, for 2005.

Operating income increased $25.7 million in the current year, primarily due to increased investment income. Net investment income increased $30.1 million in 2005, while income from interest rate swaps decreased $7.8 million. The increased net investment income is primarily the result of higher amounts of unallocated capital and increased participating income and prepayment fees from mortgages and real estate, partially offset by lower income on trading securities. Results for the runoff insurance lines improved in 2005, adding $3.8 million to operating earnings. These improved results include a $5.0 million reserve strengthening taken in the third quarter of 2005 in the residual value line of business as a result of negative trends in used vehicle prices. Offsetting these positive changes to operating income was a $3.8 million write-off of capitalized costs associated with internally developed software.

The significant improvement in operating income in 2004, as compared to 2003 results, was the result of a $28.4 million reserve charge taken in 2003 and significantly higher net investment income in 2004. Results for the runoff insurance lines improved $16.0 million in 2004, primarily due to reduced reserve strengthening taken in the residual value line. The improvement in the residual value line was partially offset by higher losses in the cancer line of $3.6 million for 2004. Net investment income increased $44.2 million over 2003, reflecting mark-to-market gains on trading securities, increased participating mortgage income, and higher amounts of unallocated capital. Mark-to-market gains on the Company’s trading portfolio were $4.9 million in 2004 with no similar activity in 2003. Participating mortgage income increased $9.5 million, reflecting increased transaction activity within the Company’s mortgage portfolio.

Realized Gains and Losses

The following table presents realized investment gains and losses for the periods shown:

				Change
	2005	2004	2003	2005	2004

Fixed maturity gains	$83,602	$50,916	$84,556	$32,686	$(33,640)
Fixed maturity losses	(27,609)	(7,234)	(6,270)	(20,375)	(964)
Equity gains	1,285	3,863	368	(2,578)	3,495
Equity losses	(1,028)	(214)	(295)	(814)	81
Impairments on fixed maturity securities	(11,745)	(14,667)	(20,530)	2,922	5,863
Impairments on equity securities	(53)	(3,591)	(1,800)	3,538	(1,791)
Other	4,941	(768)	2,035	5,709	(2,803)
Total realized gains (losses) - investments	$49,393	$28,305	$58,064	$21,088	$(29,759)

Foreign currency swaps	$(33,126)	$519	$2,687	$(33,645)	$(2,168)
Foreign currency adjustments on stable value contracts	33,452	(44)	(1,711)	33,496	1,667
Derivatives related to corporate debt	1,669	17,601	1,359	(15,932)	16,242
Derivatives related to mortgage loan commitments	(10,344)	(1,652)	4,738	(8,692)	(6,390)
Other derivatives	(22,532)	3,167	5,477	(25,699)	(2,310)
Total realized gains (losses) - derivatives	$(30,881)	$19,591	$12,550	$(50,472)	$7,041

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains for 2005 and 2004, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. The reduction in impairments for 2005 and 2004 reflects general improvement in the corporate credit environment. Additional details on the Company’s investment performance and evaluation is provided in the section entitled “Consolidated Investments” included herein.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The net change in the realized gains (losses) resulting from these securities during 2005 was $(0.1) million. These changes were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company also uses interest rate swaps to mitigate interest rate risk related to its Senior Notes, Medium-Term Notes, and subordinated debt securities. A flatting yield curve during 2005 caused the 2005 results from these swaps to compare unfavorably with the 2004 results. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The changes in net gains (losses) from these securities were the result of fluctuations in interest rates and adjustments to the Company’s short positions during the respective periods.

The Company also uses various swaps and options to mitigate risk related to other interest rate exposures of the Company. For a portion of the change, a $13.6 million decrease in realized gains (losses), resulted from higher short-term and medium-term interest rates, which impacted the fair value of certain interest rate swaps and options. An additional decrease of $4.3 million during 2005 was related to embedded derivatives within certain bonds that either matured or were called during 2005. Additionally, in the first quarter of 2005, the Company recorded a $7.1 million realized investment loss (derivative financial instruments) related to accrued investment income, which arose in periods prior to 2003. The impact had no effect on previously reported segment operating income and no material effect on previously reported net income.

CONSOLIDATED INVESTMENTS

Portfolio Description

The Company’s investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified $15.2 billion of its fixed maturities and certain other securities as “available for sale.”

As of December 31, 2003, the Company consolidated a special-purpose entity, in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), whose investments are managed by the Company. These investments with a market value of $411.9 million and $417.3 million at December 31, 2005 and December 31, 2004, respectively, have been classified as “trading” securities by the Company. No realized or unrealized gains (losses) were recognized in 2005 or 2004 on the trading portion of the Company’s investments.

The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2005, the Company’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $15.5 billion, which is 2.0% above amortized cost of $15.2 billion. The Company had $3.3 billion in mortgage loans at December 31, 2005. While the Company’s mortgage loans do not have quoted market values, at December 31, 2005, the Company estimates the market value of its mortgage loans to be $3.4 billion (using discounted cash flows from the next call date), which is 4.2% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

At December 31, 2004, the Company’s fixed maturity investments had a market value of $14.4 billion, which was 5.1% above amortized cost of $13.7 billion. The Company estimated the market value of its mortgage loans to be $3.2 billion at December 31, 2004, which was 5.6% above amortized cost of $3.0 billion.

The following table shows the reported values of the Company's invested assets.

	December 31
	2005		2004
	(in thousands)
Publicly issued bonds	$13,665,615	66.8%	$12,519,107	64.2%
Privately issued bonds	1,804,263	8.8	1,889,905	9.7
Redeemable preferred stock	2,508	0.0	3,593	0.0
Fixed maturities	15,472,386	75.6	14,412,605	73.9
Equity securities	121,012	0.6	58,941	0.3
Mortgage loans	3,287,745	16.0	3,005,418	15.4
Investment real estate	72,932	0.4	107,246	0.5
Policy loans	458,825	2.2	482,780	2.5
Other long-term investments	279,676	1.4	377,724	1.9
Short-term investments	776,139	3.8	1,059,557	5.5
Total investments	$20,468,715	100.0%	$19,504,271	100.0%

Included in the table above are $408.4 million and $410.1 million of fixed maturities and $3.5 million and $7.2 million of short-term investments classified by the Company as trading securities in 2005 and 2004, respectively.

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1.8 billion at December 31, 2005, representing 8.8% of the Company’s total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2005, securities with a market value of $340.7 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company's available for sale fixed maturities by credit rating at December 31, 2005.

S&P or Equivalent Designation	Market Value	Percent of Market Value
	(in thousands)
AAA	$6,567,577	43.6%
AA	552,815	3.7
A	2,310,991	15.3
BBB	4,546,362	30.2
Investment grade	13,977,745	92.8
BB	602,058	4.0
B	404,381	2.7
CCC or lower	16,683	0.1
In or near default	60,644	0.4
Below investment grade	1,083,766	7.2
Redeemable preferred stock	2,508	0.0
Total	$15,064,019	100.0%

Not included in the table above are $387.3 million of investment grade and $21.0 million of less than investment grade fixed maturities classified by the Company as trading securities.

Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of December 31, 2005.
Creditor	Market Value
(in millions)
FPL Group	$74.8
Union Pacific	74.8
Dominion	74.8
Kinder Morgan	73.6
American Electric Power	72.0
Comcast	71.9
Entergy	71.0
Progress Energy	71.0
Alcan	69.9
Bank of America	69.1

The Company’s management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, the Company engages in ongoing risk management to safeguard against and limit any further risk to its investment portfolio. Special attention is given to correlative risks within specific industries, related parties, and business markets.

The Company generally considers a number of factors in determining whether the impairment is other than temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.

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

There are certain risks and uncertainties associated with determining whether declines in market values are other than temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud, and legislative actions. The Company continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon the Company’s earnings should circumstances lead management to conclude that some of the current declines in market value are other than temporary.

Unrealized Gains and Losses

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2005, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At December 31, 2005, the Company had an overall pretax net unrealized gain of $307.3 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at December 31, 2005, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(in thousands)
<= 90 days	$2,457,994	34.6%	$2,485,778	34.2%	$(27,784)	16.2%
>90 days but <= 180 days	3,851,139	54.2	3,934,439	54.1	(83,300)	48.6
>180 days but <= 270 days	154,789	2.2	160,595	2.2	(5,806)	3.4
>270 days but <= 1 year	128,105	1.8	137,230	1.9	(9,125)	5.3
>1 year but <= 2 years	353,269	5.0	375,171	5.1	(21,902)	12.8
>2 years but <= 3 years	129,991	1.8	138,073	1.9	(8,082)	4.7
>3 years but <= 4 years	267	0.0	302	0.0	(35)	0.0
>4 years but <= 5 years	328	0.0	390	0.0	(62)	0.0
>5 years	28,256	0.4	43,658	0.6	(15,402)	9.0
Total	$7,104,138	100.0%	$7,275,636	100.0%	$(171,498)	100.0%

At December 31, 2005, securities with a market value of $31.2 million and $20.7 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $14.8 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at December 31, 2005, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(in thousands)
Consumer Noncyclical	$58,002	0.8%	$59,824	0.8%	$(1,822)	1.1%
Non-Agency Mortgages	2,581,641	36.3	2,626,579	36.1	(44,938)	26.2
Banking	308,318	4.4	312,750	4.3	(4,432)	2.6
Electric	518,796	7.3	531,586	7.3	(12,790)	7.5
Other Finance	62,945	0.9	71,070	1.0	(8,125)	4.7
Finance Companies	121,530	1.7	130,122	1.8	(8,592)	5.0
Natural Gas	260,491	3.7	267,092	3.7	(6,601)	3.9
Agency Mortgages	2,046,421	28.8	2,084,742	28.6	(38,321)	22.3
Basic Industrial	156,012	2.2	165,131	2.3	(9,119)	5.3
Transportation	116,333	1.6	119,230	1.6	(2,897)	1.7
U.S. Government	127,526	1.8	128,717	1.8	(1,191)	0.7
Communications	195,233	2.7	208,121	2.8	(12,888)	7.5
Consumer Cyclical	170,287	2.4	181,614	2.5	(11,327)	6.6
Brokerage	69,319	1.0	70,146	1.0	(827)	0.5
Energy	114,608	1.6	116,660	1.6	(2,052)	1.2
Capital Goods	4,962	0.1	4,994	0.1	(32)	0.0
Insurance	103,646	1.5	105,278	1.4	(1,632)	1.0
Municipal Agencies	2,636	0.0	2,667	0.0	(31)	0.0
Other Industrial	62,643	0.9	64,648	0.9	(2,005)	1.2
Technology	17,616	0.2	19,394	0.3	(1,778)	1.0
Other Utility	21	0.0	44	0.0	(23)	0.0
U.S. Govt. Agencies	5,152	0.1	5,227	0.1	(75)	0.0
Total	$7,104,138	100.0%	$7,275,636	100.0%	$(171,498)	100.0%

The range of maturity dates for securities in an unrealized loss position at December 31, 2005 varies, with 5.2% maturing in less than 5 years, 18.6% maturing between 5 and 10 years, and 76.2% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at December 31, 2005.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(in thousands)
AAA/AA/A	$5,299,958	74.6%	$5,389,231	74.1%	$(89,273)	52.1%
BBB	1,473,593	20.7	1,519,566	20.9	(45,973)	26.8
Investment grade	6,773,551	95.3	6,908,797	95.0	(135,246)	78.9
BB	182,766	2.6	195,536	2.7	(12,770)	7.4
B	122,185	1.7	131,667	1.8	(9,482)	5.5
CCC or lower	25,636	0.4	39,636	0.5	(14,000)	8.2
Below investment grade	330,587	4.7	366,839	5.0	(36,252)	21.1
Total	$7,104,138	100.0%	$7,275,636	100.0%	$(171,498)	100.0%

At December 31, 2005, securities in an unrealized loss position that were rated as below investment grade represented 4.7% of the total market value and 21.1% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $19.8 million. Securities in an unrealized loss position rated less than investment grade were 1.6% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(in thousands)
<= 90 days	$107,889	32.6%	$110,667	30.2%	$(2,778)	7.7%
>90 days but <= 180 days	75,598	22.9	81,312	22.2	(5,714)	15.8
>180 days but <= 270 days	19,081	5.8	20,000	5.4	(919)	2.5
>270 days but <= 1 year	59,906	18.1	66,950	18.2	(7,044)	19.4
>1 year but <= 2 years	42,655	12.9	47,989	13.1	(5,334)	14.7
>2 years but <= 3 years	95	0.0	146	0.0	(51)	0.1
>3 years but <= 4 years	170	0.1	192	0.1	(22)	0.1
>4 years but <= 5 years	48	0.0	54	0.0	(6)	0.0
>5 years	25,145	7.6	39,529	10.8	(14,384)	39.7
Total	$330,587	100.0%	$366,839	100.0%	$(36,252)	100.0%

At December 31, 2005, below investment grade securities with a market value of $23.4 million and $13.8 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than five years with a market value of $23.3 million and $13.8 million of unrealized losses. The Company does not consider these unrealized positions to be other than temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. During the year ended December 31, 2005, the Company recorded pretax other-than-temporary impairments in its investments of $11.8 million as compared to $18.3 million in the year ended December 31, 2004.

As discussed earlier, the Company’s management considers several factors when determining other than temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of all but a specific portion of its investment portfolio as available for sale. During the year ended December 31, 2005, the Company sold securities in an unrealized loss position with a market value of $1,949.5 million resulting in a realized loss of $28.6 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(in thousands)
<= 90 days	$1,454,434	74.6%	$(14,619)	51.1%
>90 days but <= 180 days	220,330	11.3	(5,807)	20.3
>180 days but <= 270 days	52,169	2.7	(758)	2.6
>270 days but <= 1 year	119,362	6.1	(3,374)	11.8
>1 year	103,159	5.3	(4,079)	14.2
Total	$1,949,454	100.0%	$(28,637)	100.0%

See Note 2 to Consolidated Financial Statements for additional details on the Company’s analysis of its investments.

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At December 31, 2005, the Company’s allowance for mortgage loan credit losses was $6.8 million.

During the first quarter of 2005, Winn-Dixie Stores Inc. (“Winn-Dixie”), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At December 31, 2005, the Company had 25 loans amounting to $66.3 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 8 loans with balances of $14.3 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At December 31, 2005, the rents from Winn-Dixie represented approximately 49% of the total rents applicable to the properties underlying these loans (including approximately 68% of rents on loans in mortgage loan securitizations). On June 21, 2005, Winn-Dixie announced a reorganization plan that included selling or closing a number of stores that served as the anchor tenant for properties underlying loans in the Company's mortgage loan portfolio. At December 31, 2005, the Company’s mortgage loan portfolio included 16 properties with rejected leases under this reorganization plan. Within the 16 loans on these properties, the Company has identified four potential impairments, and the mortgage loan allowance for credit losses at December 31, 2005 included $4.8 million related to these loans. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

During the third quarter of 2005, two major hurricanes caused a significant amount of property damage in the states of Louisiana, Mississippi, Alabama, and Texas. The Company's mortgage loan portfolio includes 23 loans totaling $62.0 million in the areas impacted by these hurricanes. Of the underlying properties securing these 23 loans, only 3 (approximately $5.2 million in loan balances) sustained damage of any significance as a result of these storms. Repairs to these properties are underway, and should be complete by the end of the first quarter of 2006. The Company therefore has not identified any impairments on loans secured by properties in the hurricane impacted areas.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2005, approximately $434.9 million of the Company’s mortgage loans have this participation feature.

At December 31, 2005, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

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

The life insurance subsidiaries were committed at December 31, 2005, to fund mortgage loans in the amount of $979.8 million. The Company’s subsidiaries held $850.1 million in cash and short-term investments at December 31, 2005. Protective Life Corporation had an additional $9.7 million in cash and short-term investments available for general corporate purposes.

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

At December 31, 2005, the Company’s capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and share-owners’ equity. The Company also has a $200 million revolving line of credit, under which it may borrow funds at an interest rate of LIBOR plus 0.30%, with balances due July 30, 2009. At December 31, 2005, $68.0 million was outstanding under this line of credit. No compensating balances are required to maintain the line of credit. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on indebtedness incurred by the Company and its subsidiaries. Additionally, the line of credit arrangement precludes the Company, on a consolidated basis, from incurring debt in excess of 40% of its total capital. The Company was in compliance with all debt covenants as of December 31, 2005.

The Company’s Subordinated Debentures are held by wholly-owned subsidiary trusts that have issued Trust Originated Preferred Securities (TOPrS) to finance the purchase of such debentures. The principal obligations of the trusts are irrevocably guaranteed by the Company. As described in Note 1 to Consolidated Financial Statements, the subsidiary trusts are not consolidated and, therefore, the Company’s obligations with respect to the TOPrS are reported in the financial statements as “subordinated debt securities”.

On August 26, 2005, Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by Protective Life Insurance Company (“Protective Life”), the Company's largest operating subsidiary, issued $100 million of non-recourse funding obligations, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $400 million of non-recourse funding obligations through June 2007. On December 28, 2005, Golden Gate issued an additional $25 million of non-recourse funding obligations under this facility. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by Protective Life or the Company. The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (“Regulation XXX”). Under the terms of the notes, the holders of the notes cannot require repayment from the Company or any of the Company's subsidiaries, other than Golden Gate, the direct issuer of the notes, although the Company has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principle and interest on the notes). In addition, the Company has entered into certain support agreements with Golden Gate obligating the Company to make capital contributions to Golden Gate or provide support related to certain of Golden Gate's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate.

On February 7, 2006, the Company signed a definitive agreement to acquire from JPMorgan Chase & Co. the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities (the “Chase Insurance Group”) and the stock of four related non-insurance companies for a cash purchase price of approximately $1.2 billion, which will be a combination of a cash payment from the Company and a return of capital. Immediately following the stock purchase and subject to regulatory and third party approval, the Company expects to reinsure up to approximately one-half of the business of the Chase Insurance Group through a series of indemnity reinsurance agreements. Additionally, the Company anticipates that 100% of the variable annuity business of the Chase Insurance Group will be reinsured. The Company estimates that its investment will be approximately $460 million, after giving effect to the reinsurance transactions and requested pre-closing dividends. The reinsurance transactions and dividends are subject to regulatory approvals, including regulatory approvals that must be obtained by one reinsurer group. The Company expects to obtain the additional funds to complete the transaction (including any funds that may be needed due to failure to obtain regulatory approvals of reinsurance agreements or dividends) through a combination of sources, which may include internal excess capital, capital contributions from proceeds of offerings of securities in the public or private capital markets, and funds available from its existing credit facilities. In addition, the Company has obtained a commitment for a $750 million bridge financing facility from a third party. The Company does not expect it will be necessary to use the bridge financing facility.

The Company’s total debt (consisting of long-term debt and subordinated debt securities) increased $31.1 million in 2005, compared to an increase of $93.2 million in 2004. Debt issuances of $68.0 million and $253.1 million in 2005 and 2004, respectively, are detailed below.

Description (scheduled original maturity)	Amount	Interest Rate
2005
Revolving line of credit	$68,000	LIBOR + .30%
2004
Subordinated Debentures (30-year)	$103,093	6.125%
Senior Notes (10-year)	150,000	4.875

Debt reductions totaled $36.9 million and $159.9 million, respectively, during 2005 and 2004, as shown below.

Description (scheduled original maturity)	Amount	Interest Rate
2005
Senior Notes (30-year)	$34,699	8.25%
Other, net	2,202	Various
2004
Senior Notes (16-year)	$59,864	7.50%
Senior Notes (10-year)	75,000	7.95%
Revolving line of credit	25,000	LIBOR + .30%
Other, net	32	Various

In May 2004, the Company’s Board of Directors authorized a $100 million share repurchase program, available through May 2, 2007. There has been no activity under this program, and future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital.

A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state's law. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of the Company’s insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by the Company.

Currently, the Company’s insurance subsidiaries have statutory surplus and risk-based capital levels well above regulatory required levels. At December 31, 2005, the primary insurance subsidiaries had the following insurer financial strength ratings:

	Standard & Poor's	A.M. Best	Fitch	Moody’s
Protective Life Insurance Company	AA	A+	AA-	Aa3
West Coast Life Insurance Company	AA	A+	AA-	Aa3
Empire General Life Assurance Corporation	AA	A+	AA-	N/A
Protective Life and Annuity Insurance Company	AA	A+	AA-	N/A
Lyndon Property Insurance Company	N/A	A-	N/A	N/A

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks. The Company analyzes and manages the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. The Company’s asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce the Company’s exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk.

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

Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, and interest rate options. The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”). The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts. The Company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

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

At December 31	Amount	Percent Change
	(in millions)
2005
Fixed maturities	$14,599.8	(5.6)%
Mortgage loans	3,246.5	(5.2)
2004
Fixed maturities	$13,576.7	(5.8)%
Mortgage loans	3,021.3	(4.8)

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

At December 31, 2005 and 2004, the Company had outstanding mortgage loan commitments of $979.8 million and $793.9 million, respectively, with estimated fair values of $1,020.0 million and $805.1 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of the Company’s mortgage loan commitments resulting from a hypothetical immediate 1 percentage point increase in interest rate levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

At December 31	Amount	Percent Change
	(in millions)
2005	$962.7	(5.6)%
2004	764.8	(5.0)

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

At December 31, 2005, derivative contracts with a notional amount of $4.4 billion were in a $72.6 million net gain position. At December 31, 2004, derivative contracts with a notional amount of $4.1 billion were in a $190.1 million net gain position. The Company recognized $(30.9) million, $19.6 million, and $12.6 million of realized investment gains (losses) related to derivative financial instruments in 2005, 2004, and 2003, respectively.

The following table sets forth the December 31 notional amount and fair value of the Company’s interest rate risk related derivative financial instruments, and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing at December 31.

			Fair Value Resulting From an Immediate +/-1% Change in Interest Rates
	Notional Amount	Fair Value at December 31	+1%	-1%
	(in millions)
2005
Options
Puts	$1,575.0	$0.2	$34.2	$0.0
Futures	545.0	(12.0)	50.1	(83.4)
Fixed to floating
Swaps	468.7	(6.0)	(28.1)	4.5
Floating to fixed
Swaps	678.5	(10.2)	18.5	(40.9)
Floating to floating
Swaps	800.0	0.0	0.0	0.0
	$4,067.2	$(28.0)	$74.7	$(119.8)
2004
Options
Puts	$1,190.0	$0.5	$18.3	$0.0
Futures	499.0	(6.0)	47.8	(57.4)
Fixed to floating
Swaps	550.8	15.4	(14.3)	33.1
Floating to fixed
Swaps	651.2	(13.4)	10.1	(38.7)
Floating to floating
Swaps	800.0	0.0	0.0	0.0
	$3,691.0	$(3.5)	$61.9	$(63.0)

The Company is also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps. At December 31, 2005, stable value contracts of $288.9 million had a foreign exchange loss of approximately $95.9 million and the related foreign currency swaps had a net unrealized gain of approximately $105.4 million. At December 31, 2004, stable value contracts of $389.5 million had a foreign exchange loss of approximately $180.2 million and the related foreign currency swaps had a net unrealized gain of approximately $196.0 million.

The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps at December 31, and the estimated fair value resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31.

			Fair Value Resulting From an Immediate +/-10% Change in Foreign Currency Exchange Rates
	Notional Amount	Fair Value at December 31	+10%	-10%
	(in millions)
2005
Stable Value Contracts	$288.9	$(95.9)	$(134.4)	$(57.5)
Foreign Currency Swap	288.9	105.4	123.8	87.0
	$577.8	$9.5	$(10.6)	$29.5
2004
Stable Value Contracts	$389.5	$(180.2)	$(237.1)	$(123.2)
Foreign Currency Swap	389.5	196.0	215.3	176.6
	$779.0	$15.8	$(21.8)	$53.4

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

At December 31, 2005, the Company had $6.1 billion of stable value product account balances with an estimated fair value of $6.0 billion (using discounted cash flows), and $3.4 billion of annuity account balances with an estimated fair value of $3.3 billion (using surrender values). At December 31, 2004, the Company had $5.6 billion of stable value product account balances with an estimated fair value of $5.6 billion (using discounted cash flows), and $3.5 billion of annuity account balances with an estimated fair value of $3.5 billion (using surrender values).

The following table sets forth the estimated fair values of the Company’s stable value and annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31 and the percent change in fair value the following estimated fair values would represent.

At December 31	Amount	Percent Change
	(in millions)
2005
Stable value product account balances	$6,130.4	2.1%
Annuity account balances	3,480.5	4.6
2004
Stable value product account balances	$5,723.8	2.4%
Annuity account balances	3,621.4	4.8

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

The Company’s runoff residual value line of business exposes the Company to the risk of changes in used vehicle prices. Reserves for this business are established based upon assumptions regarding the level of used vehicle prices. The following table sets forth the estimated changes in the Company’s reserves resulting from hypothetical immediate decreases in the assumed levels of used vehicle prices from those used to value the reserves established at December 31, 2005.

	Change in Used Vehicle Prices
	-1.0%	-2.0%	-3.0%	-4.0%	-5.0%
	(in millions)
Reserve Change	$2.2	$4.7	$7.5	$10.5	$13.7

Contractual Obligations

The table below sets forth future maturities of debt, non-recourse funding obligations, subordinated debt securities, stable value products, notes payable, operating lease obligations, other property lease obligations, mortgage loan commitments, and liabilities related to variable interest entities.

	2006	2007-2008	2009-2010	After 2010
	(in thousands)
Long-term debt(a)			$68,000	$414,532
Non-recourse funding obligations(b)				125,000
Subordinated debt securities(c)				324,743
Stable value products(d)	$1,234,972	$2,746,329	909,184	1,167,238
Operating leases(e)	5,406	8,702	6,528	4,695
Home office lease(f)	3,089	75,515
Mortgage loan commitments	979,778
Liabilities related to variable interest entities(g)	6,555	36,106	196	405,236
Policyholder obligations(h)	952,994	1,922,870	1,542,296	9,444,936
Defined benefit pension obligations(i)	8,222

(a) Long-term debt includes all principal amounts owed on note agreements, and does not include interest payments due over the term of the notes.
(b) Non-recourse funding obligations include all principal amounts owed on note agreements, and does not include interest payments due over the term of the notes.
(c) Subordinated debt securities includes all principal amounts owed to non-consolidated special purpose finance subsidiaries of the Company, and does not include interest payments due over the term of the obligations.
(d) Anticipated stable value products cash flows, excluding interest not yet accrued.
(e) Includes all lease payments required under operating lease agreements.
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
(i) Estimated 2006 contributions to the Company’s defined benefit pension plan and unfunded excess benefit plan approximate the projected expense to be recognized in 2006. Key assumptions used to estimate this obligation are included in Footnote 10 to Consolidated Financial Statements. Due to the significance of the assumptions used, this amount could differ from actual results. No estimate has been made of amounts to be contributed to these plans in years subsequent to 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to Consolidated Financial Statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) has been approved by the NAIC, with an effective date of July 1, 2005. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”). The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products. The changes to Actuarial Guideline 38 affect only policies with an issue date of July 1, 2005 and later, and reduce the competitiveness and/or profitability of newly written ULSG products compared to traditional whole life or other high cash value insurance products or other products supported by relatively inexpensive capital (such as reinsurance of redundant reserves). To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment. The ability of the Company to access such solutions may depend on factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company and other factors. The Company cannot predict when or if these solutions may become available to the Company or its competitors.

The financial services industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers and other financial service providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products, as well as practices related to finite reinsurance. Such publicity may generate litigation against financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As these inquiries appear to encompass a large segment of our industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests, or other inquires and responds to them in the ordinary course of business.

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

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement 109.” The draft contains proposed guidance on the recognition and measurement of uncertain tax positions. It also addresses the accrual of any interest and penalties related to tax uncertainties and the classification of liabilities resulting from tax uncertainties on the balance sheet. The final interpretation is expected to be issued in the first or second quarter of 2006, and is expected to be effective for periods beginning after December 15, 2006. The Company is currently evaluating the provisions of this draft interpretation, but does not currently anticipate that its adoption would have a material impact on its financial position or results of operation.

In September 2005, the FASB issued a revised exposure draft of a proposed amendment to Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS128”). The draft clarifies guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. This project was undertaken by the FASB as part of the international convergence project. The final Statement is expected to be issued in the first quarter of 2006, and would be effective for interim and annual periods ending after June 15, 2006. The Company is currently evaluating the provisions of this exposure draft, but does not currently anticipate that its adoption would have a material impact on its earnings per share calculations.

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
Page
Consolidated Statements of Income for the years ended
December 31, 2005, 2004, and 2003
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Share-Owners' Equity
for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows
for the years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

For supplemental quarterly financial information, please see Note 13, “Consolidated Quarterly Results - Unaudited” of the Notes to Consolidated Financial Statements included herein.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2005	2004	2003
	(dollars in thousands, except per share amounts)
Revenues
Premiums and policy fees	$1,955,780	$1,821,094	$1,667,725
Reinsurance ceded	(1,226,857)	(1,125,646)	(934,435)
Net of reinsurance ceded	728,923	695,448	733,290
Net investment income	1,180,502	1,084,217	1,030,752
Realized investment gains (losses):
Derivative financial instruments	(30,881)	19,591	12,550
All other investments	49,393	28,305	58,064
Other income	181,267	161,014	122,869
Total revenues	2,109,204	1,988,575	1,957,525
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2005 - $1,052,955; 2004 - $1,134,762; 2003 - $932,164)	1,253,367	1,130,437	1,151,574
Amortization of deferred policy acquisition costs	198,503	200,130	225,107
Other operating expenses, net of reinsurance ceded:
(2005 - $193,193; 2004 - $169,421; 2003 - $144,921)	280,321	272,807	255,432
Total benefits and expenses	1,732,191	1,603,374	1,632,113
Income before income tax and cumulative effect of change in accounting principle	377,013	385,201	325,412
Income tax expense
Current	22,000	126,163	64,513
Deferred	108,446	8,657	43,849
Total income tax expense	130,446	134,820	108,362
Net income before cumulative effect of change in accounting principle	246,567	250,381	217,050
Cumulative effect of change in accounting principle, net of income tax	0	(15,801)	0
Net income	$246,567	$234,580	$217,050
Net income before cumulative effect of change in accounting principle per share - basic	$3.49	$3.56	$3.10
Net income per share - basic	$3.49	$3.34	$3.10
Net income before cumulative effect of change in accounting principle per share - diluted	$3.46	$3.52	$3.07
Net income per share - diluted	$3.46	$3.30	$3.07
Cash dividends paid per share	$.76	$.685	$.63

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(dollars in thousands)
Assets
Investments:
Fixed maturities, at market (amortized cost: 2005 - $15,172,482; 2004 - $13,711,526)	$15,472,386	$14,412,605
Equity securities, at market (cost: 2005 - $114,994; 2004 - $56,049)	121,012	58,941
Mortgage loans	3,287,745	3,005,418
Investment real estate, net of accumulated depreciation (2005 - $1,009; 2004 - $1,417)	72,932	107,246
Policy loans	458,825	482,780
Other long-term investments	279,676	377,724
Short-term investments	776,139	1,059,557
Total investments	20,468,715	19,504,271
Cash	83,670	130,596
Accrued investment income	189,038	196,076
Accounts and premiums receivable, net of allowance for uncollectible amounts (2005 - $2,149 2004 - $2,452)	82,080	44,364
Reinsurance receivables	3,020,685	2,750,260
Deferred policy acquisition costs	2,171,988	1,821,972
Goodwill	49,423	46,619
Property and equipment, net	47,010	45,454
Other assets	140,124	145,813
Income tax receivable	85,807	0
Assets related to separate accounts
Variable annuity	2,377,124	2,308,858
Variable universal life	251,329	217,095
	$28,966,993	$27,211,378

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

	December 31
	2005	2004
	(dollars in thousands)
Liabilities
Policy liabilities and accruals
Future policy benefits and claims	$11,155,074	$10,014,106
Unearned premiums	740,071	666,560
Total policy liabilities and accruals	11,895,145	10,680,666
Stable value product account balances	6,057,721	5,562,997
Annuity account balances	3,388,005	3,463,477
Other policyholders’ funds	147,921	151,660
Other liabilities	968,403	1,075,949
Accrued income taxes	0	13,195
Deferred income taxes	317,317	312,544
Non-recourse funding obligations	125,000	0
Liabilities related to variable interest entities	448,093	482,434
Long-term debt	482,532	451,433
Subordinated debt securities	324,743	324,743
Liabilities related to separate accounts
Variable annuity	2,377,124	2,308,858
Variable universal life	251,329	217,095
Total liabilities	26,783,333	25,045,051
Commitments and contingent liabilities - Note 5
Share-owners’ equity
Preferred Stock, $1 par value
Shares authorized: 4,000,000
Issued: none
Common Stock, $.50 par value
Shares authorized: 2005 and 2004 - 160,000,000
Issued: 2005 and 2004 - 73,251,960	36,626	36,626
Additional paid-in capital	440,475	426,927
Treasury stock, at cost (2005 - 3,557,911 shares; 2004 - 3,802,071 shares)	(12,765)	(13,632)
Unallocated stock in Employee Stock Ownership Plan (2005 - 480,356 shares; 2004 - 609,735 shares)	(1,610)	(1,989)
Retained earnings	1,615,714	1,422,084
Accumulated other comprehensive income
Net unrealized gains on investments
net of income tax: (2005 - $57,649; 2004 - $154,913)	104,489	287,695
Accumulated gain - hedging net of income tax: (2005 - $394; 2004 - $4,639)	731	8,616
Total share-owners’ equity	2,183,660	2,166,327
	$28,966,993	$27,211,378

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHARE-OWNERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Stock Held In Trust	Unallocated Stock in ESOP	Retained Earnings	Net Unrealized Gains (Losses) on Investments	Accumulated Gain/ (Loss) Hedging	Total Share- Owners’ Equity
	(dollars in thousands)
Balance, December 31, 2002	$36,626	$408,397	$(16,402)	$(2,417)	$(2,777)	$1,061,361	$237,983	$(2,069)	$1,720,702
Net income for 2003						217,050			217,050
Change in net unrealized gains/losses on investments (net of income tax - $69,820)							129,666		129,666
Reclassification adjustment for amounts included in net income (net of income tax - $(20,322))							(37,742)		(37,742)
Change in accumulated gain (loss) hedging (net of income tax - $(2,556))								4,747	4,747
Comprehensive income for 2003									313,721
Cash dividends ($0.63 per share)						(43,399)			(43,399)
Purchase of common stock				(371)					(371)
Stock-based compensation		9,195	1,009						10,204
Reissuance of treasury stock to ESOP		759	118		(877)				0
Allocation of stock to employee accounts					1,287				1,287
Balance, December 31, 2003	36,626	418,351	(15,275)	(2,788)	(2,367)	1,235,012	329,907	2,678	2,002,144
Net income for 2004						234,580			234,580
Change in net unrealized gains/losses on investments (net of income tax - $(12,823))							(23,814)		(23,814)
Reclassification adjustment for amounts included in net income (net of income tax - $(9,907))							(18,398)		(18,398)
Change in accumulated gain (loss) hedging (net of income tax - $(3,197))								5,938	5,938
Comprehensive income for 2004									198,306
Cash dividends ($0.685 per share)						(47,508)			(47,508)
Sale of common stock				2,788					2,788
Stock-based compensation		7,774	1,557						9,331
Reissuance of treasury stock to ESOP		802	86		(888)				0
Allocation of stock to employee accounts					1,266				1,266
Balance, December 31, 2004	36,626	426,927	(13,632)	0	(1,989)	1,422,084	287,695	8,616	2,166,327
Net income for 2005						246,567			246,567
Change in net unrealized gains/losses on investments (net of income tax - $(81,853))							(154,170)		(154,170)
Reclassification adjustment for amounts included in net income (net of income tax - $(15,411))							(29,036)		(29,036)
Change in accumulated gain (loss) hedging (net of income tax - $(4,245))								(7,885)	(7,885)
Comprehensive income for 2005									55,476
Cash dividends ($0.76 per share)						(52,937)			(52,937)
Stock-based compensation		11,433	673						12,106
Reissuance of treasury stock to ESOP		2,115	194		(2,309)				0
Allocation of stock to employee accounts					2,688				2,688
Balance, December 31, 2005	$36,626	$440,475	$(12,765)	$0	$(1,610)	$1,615,714	$104,489	$731	$2,183,660
See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(dollars in thousands)
Cash flows from operating activities
Net income	$246,567	$234,580	$217,050
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(49,393)	(47,896)	(58,064)
Amortization of deferred policy acquisition costs	198,503	200,130	225,107
Capitalization of deferred policy acquisition costs	(439,469)	(362,882)	(381,120)
Depreciation expense	15,343	17,679	12,302
Deferred income taxes	106,187	(151)	43,849
Accrued income taxes	(98,617)	5,060	(3,385)
Interest credited to universal life and investment products	726,301	649,216	647,695
Policy fees assessed on universal life and investment products	(421,447)	(349,057)	(324,773)
Change in reinsurance receivables	(270,425)	(399,654)	17,462
Change in accrued investment income and other receivables	(30,678)	7,376	1,423
Change in policy liabilities and other policyholders’ funds of traditional life and health products	915,477	813,018	500,871
Net change in trading securities	5,426	1,231	0
Change in other liabilities	(15,329)	(4,915)	(187,892)
Other, net	31,909	(16,557)	74,992
Net cash provided by operating activities	920,355	747,178	785,517
Cash flows from investing activities
Investments available for sale:
Maturities and principal reductions of investments:
Fixed maturities	1,777,366	1,900,432	4,615,081
Equity securities	377	147	3,299
Sale of investments
Fixed maturities	4,352,261	4,261,578	7,524,769
Equity securities	12,397	1,050	15,172
Cost of investments acquired
Fixed maturities	(7,521,876)	(7,097,456)	(13,164,233)
Equity securities	(64,228)	(11,682)	(9,366)
Mortgage loans:
New borrowings	(745,797)	(719,510)	(620,867)
Repayments	448,514	443,363	405,299
Change in investment real estate, net	50,425	441	2,585
Change in policy loans, net	23,955	19,968	40,413
Change in other long-term investments, net	(12,729)	11,899	(26,760)
Change in short-term investments, net	84,570	(324,414)	258,442
Purchase of property and equipment	(11,545)	(16,788)	(16,618)
Net cash used in investing activities	(1,606,310)	(1,530,972)	(972,784)
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	79,100	407,400	442,700
Principal payments on line of credit arrangements and long-term debt	(48,001)	(417,296)	(387,480)
Payments on liabilities related to variable interest entities	(34,341)	0	0
Issuance of non-recourse funding obligations	125,000	0	0
Dividends to share owners	(52,936)	(47,508)	(43,399)
Issuance of subordinated debt securities	0	103,093	0
Purchase of common stock held in trust	0	0	(371)
Investment product deposits and change in universal life deposits	2,943,455	3,042,453	2,721,579
Investment product withdrawals	(2,447,323)	(2,318,674)	(2,511,017)
Other financing activities, net	74,075	8,224	0
Net cash provided by financing activities	639,029	777,692	222,012
Change in cash	(46,926)	(6,102)	34,745
Cash at beginning of year	130,596	136,698	101,953
Cash at end of year	$83,670	$130,596	$136,698

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in tables are in thousands except per share amounts)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Protective Life Corporation and subsidiaries (the Company) are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 8).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs (“DAC”), valuation of business acquired, investments, future policy benefits, provision for income taxes, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Entities Included

The consolidated financial statements include the accounts, after intercompany eliminations, of Protective Life Corporation and its wholly owned subsidiaries. The Company’s financial statements also include the accounts of certain variable interest entities which are not subsidiaries of the Company but are required to be consolidated under GAAP.

Nature of Operations

Protective Life Corporation is a holding company whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate division devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company (“Protective Life”) is the Company’s largest operating subsidiary.

The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Company consolidated, as of March 31, 2004, two real estate investment companies that the Company had previously been reported as investments. The entities were consolidated based on the determination that the Company was the primary beneficiary. The consolidation resulted in the Company’s reported assets and liabilities increasing by $76.2 million with an immaterial impact on results of operations.

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of change in accounting principle amounting to $15.8 million (net of $8.5 income tax).

The Company issues variable universal life and variable annuity products through its separate accounts for which the investment risk is borne by the contract holder. The Company also offers, for its variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve (a) return of the highest anniversary date account value, or (b) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest. The guaranteed minimum death benefit (“GMDB”) reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 8.5%, mortality at 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table, lapse rates ranging from 2%-20% (depending on product type and duration), and an average discount rate of 6.5%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

The variable annuity separate account balances subject to GMDB were $2.4 billion at December 31, 2005. The total guaranteed amount payable based on variable annuity account balances at December 31, 2005, was $169.0 million (including $142.2 million in the Annuities segment and $26.8 million in the Acquisitions segment), with a GMDB reserve of $2.4 million (including $2.0 million in the Annuities segment and $0.4 million in the Acquisitions segment). The average attained age of contract holders at December 31, 2005 was 65.

Activity relating to GMDB reserves for the years ended December 31 was as follows:

	2005	2004	2003
Incurred claims	$184	$3,179	$6,416
Paid claims	2,767	4,054	7,170

Account balances of variable annuities with guarantees invested in variable annuity separate accounts as of December 31 were as follows:

	2005	2004
Equity mutual funds	$2,151,288	$2,089,744
Fixed income mutual funds	225,836	219,114
Total	$2,377,124	$2,308,858

Certain of the Company’s universal life products have a sales inducement in the form of a retroactive interest credit (“RIC”). In addition, certain variable annuity contracts provide a sales inducement in the form of a bonus interest credit. In accordance with SOP 03-1, the Company maintains a reserve for all interest credits earned to date. The Company defers the expense associated with the RIC and bonus interest credits each period and amortizes these costs in a manner similar to that used for DAC.

Activity in the Company’s deferred sales inducement asset for the years ended December 31 was as follows:

	2005	2004	2003

Deferred asset, beginning of period	$28,618	$27,713	$31,557
Amounts deferred	17,182	12,597	14,041
Amortization	(6,489)	(11,692)	(17,885)
Deferred asset, end of period	$39,311	$28,618	$27,713

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning January 1, 2006.

In September 2005, AcSEC issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” This SOP provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS97”). The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company is currently evaluating the impact of SOP 05-1, which is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

Investments

Investments are reported on the following bases:

•
Fixed maturities (bonds and redeemable preferred stocks) - at current market value. Where market values are unavailable, the Company obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

•	Equity securities (common and nonredeemable preferred stocks) - at current market value.

•
Mortgage loans - at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount. Mortgage loans are also recorded net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

•
Investment real estate - at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

•	Policy loans - at unpaid balances.

•	Other long-term investments - at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

•	Short-term investments - at amortized cost, which approximates current market value, except collateral from securities lending which is recorded at current market value.

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

Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $0.2 million in bank deposits voluntarily restricted as to withdrawal.

The market values of fixed maturities change due to interest rate changes, credit related events, and other factors. As prescribed by GAAP, investments deemed as “available for sale” are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to DAC, net of income tax, reported as a component of share-owners’ equity. Furthermore, investments deemed as trading securities by the Company are recorded at their market values with any resulting unrealized gains and losses reported in net investment income.

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

Derivative Financial Instruments

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce its exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and strategies. These strategies are developed through the asset/liability committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into the Company’s risk management program.

Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, and interest rate options. The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”). The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts and related cash flows. The company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

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

Statement of Financial Accounting Standards No. 133 (“FAS 133”) requires that all derivative instruments be recognized in the balance sheet at fair value. The Company records its derivative instruments on the balance sheet in “other long-term investments” and “other liabilities”. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) - derivative financial instruments”.

Cash-Flow Hedges. The Company has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain foreign-currency-based stable value contracts. Under the terms of the swap, the Company pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, the Company designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. Gains and losses on this swap are reclassified from other comprehensive income to current earnings as payments are made on the hedged stable value contract. In connection with the issuance of inflation adjusted funding agreements, the Company has entered into swaps to convert the floating CPI-linked interest rate on the contracts to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate equal to the CPI change paid on the funding agreements. Gains and losses on these swaps are reclassified from other comprehensive income to current earnings as interest payments are made on the funding agreements. For the years ended December 31, 2005, 2004 and 2003, the amount of hedge ineffectiveness reported in income was a $0.2 million gain, $1.0 million gain, a $0.3 million gain, respectively. Additionally, as of December 31, 2005 and 2004, the Company reported an after-tax decrease to accumulated other comprehensive income of $7.9 million and an increase of $5.9 million, respectively, related to its cash flow hedges. During 2006, the Company expects to reclassify $1.7 million out of accumulated other comprehensive income and into earnings.

Other Derivatives. The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

The Company uses interest rate swaps to convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based rates. In 2005, 2004, and 2003, the Company recognized pre-tax gains of $1.7 million, $17.6 million, and $1.4 million, respectively, representing the change in value of these derivatives and related net settlements.

The Company uses certain foreign currency swaps, which are not designated as cash flow hedges, to mitigate its exposure to changes in currency rates. For 2005, 2004, and 2003, the Company recorded a pre-tax loss of $33.3 million, a pre-tax gain of $0.3 million, and a pre-tax gain of $2.6 million on these swaps, respectively. In connection with these swaps, the Company also recognized a $33.4 million pre-tax gain, a $0.1 million pre-tax loss, and a $1.9 million pre-tax loss, respectively, during 2005, 2004, and 2003 as the change in value of the related foreign currency denominated stable value contracts. These net gains or losses primarily result from differences in the forward and spot exchange rates used to revalue the swaps and the stable value contracts.

The Company also uses short positions in interest rate futures to mitigate the interest rate risk associated with the Company’s mortgage loan commitments. During 2005, 2004, and 2003, the Company recognized a pre-tax loss of $10.3 million, a pre-tax loss of $1.7 million, and a pre-tax loss of $4.7 million, respectively, as a result of changes in value of these futures positions.

The Company uses other interest rate swaps and options to manage the interest rate risk in the Company’s mortgage-backed security portfolio. For 2005, 2004, and 2003, the Company recognized a pre-tax loss of $14.0 million, a pre-tax loss of $0.5 million, and a pre-tax loss of $6.1 million, respectively, for the change in fair value of these derivatives.

During 2005, the Company exited from asset swap arrangements that would, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. In 2005, 2004, and 2003, the Company recognized a $0.6 million gain, an immaterial loss, and a $3.0 million gain, respectively, for the change in the asset swaps’ fair value and recognized a $0.3 million gain, a $4.0 million gain, and a $0.1 million gain, respectively, to separately record the embedded equity options at fair value.

The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party. The Company recognized a $0.7 million pre-tax loss, a $0.7 million pre-tax loss, and a $2.9 million pre-tax gain in 2005, 2004, and 2003, respectively, for the change in the total return swap’s fair value.

During 2005, debt securities with embedded options, which are considered to be derivative instruments under FAS 133, matured. In addition, the Company is involved in various modified coinsurance and funds withheld arrangements which, in accordance with DIG B36, contain embedded derivatives. The change in fair value of these derivatives resulted in the recognition of a $1.0 million pre-tax loss, a $0.3 million pre-tax loss, and a $5.6 million pre-tax gain in 2005, 2004, and 2003, respectively.

In 2005, the Company began marketing equity indexed annuities. Under FAS 133, the equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® index, is considered an embedded derivative. The change in fair value of the embedded derivative resulted in a $0.6 million pre-tax loss in 2005. The Company utilizes S&P 500® options to mitigate the risk associated with equity indexed annuity contracts. The Company recognized a $0.2 million pre-tax gain on its S&P 500® options in 2005.

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

Under FAS No. 97, the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 2.3% to 13.0%) it expects to experience in future periods. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to FAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with the Company’s universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

The cost to acquire blocks of insurance, representing the present value of future profits from such blocks of insurance, is also included in DAC. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8%. The unamortized present value of future profits for all acquisitions was approximately $436.5 million and $468.0 million at December 31, 2005 and 2004, respectively. During 2005, no present value of profits was capitalized and $31.6 million was amortized. During 2004, no present value of profits was capitalized and $34.2 million was amortized.

The expected amortization of the present value of future profits for the next five years is as follows:

Year	Expected Amortization
2006	$30,019
2007	28,557
2008	27,063
2009	25,215
2010	24,483

Goodwill

The goodwill balance was $49.4 million at December 31, 2005 and $46.6 million at December 31, 2004. The $2.8 million increase in the goodwill balance in 2005 relates to the purchase of a small subsidiary by the Asset Protection segment.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. At October 31, 2005 and 2004, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other intangible Assets” (“FAS 142”).

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

Property and equipment consisted of the following at December 31:

	2005	2004
Home Office building	$56,334	$50,156
Data processing equipment	41,947	39,527
Other, principally furniture and equipment	52,074	48,786
	150,355	138,469
Accumulated depreciation	103,345	93,015
	$47,010	$45,454

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

Stable Value Product Account Balances

The Company markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Through its registered funding agreement-backed note program, the Company is able to offer secured notes to both institutional and retail investors. GICs are generally contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Stable value product account balances include GICs and funding agreements issued by the Company as well as the obligations of consolidated special purpose trusts or entities formed to purchase funding agreements issued by the Company. At December 31, 2005 and 2004, the Company had $4.5 billion and $3.9 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements written by the Company have maturities of three to ten years. At December 31, 2005, future maturities of stable value products were $1.2 billion in 2006, $2.7 billion in 2007-2008, $0.9 billion in 2009-2010, and $1.2 billion after 2010.

Revenues and Benefits Expense

Traditional Life, Health, and Credit Insurance Products:

Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. Life insurance premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of DAC. Gross premiums in excess of net premiums related to immediate annuities are deferred and recognized over the life of the policy.

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2005 range from approximately 5.0% to 7.0%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to the Company and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	2005	2004	2003

Balance beginning of year	$135,015	$121,832	$116,214
Less reinsurance	66,788	55,395	54,765
Net balance beginning of year	68,227	66,437	61,449
Incurred related to: Current year	258,138	256,754	266,676
Prior year	(2,247)	(30)	(1,783)
Total incurred	255,891	256,724	264,893
Paid related to: Current year	208,832	210,943	261,311
Prior year	42,837	43,991	(1,406)
Total paid	251,669	254,934	259,905
Net balance end of year	72,449	68,227	66,437
Plus reinsurance	61,655	66,788	55,395
Balance end of year	$134,104	$135,015	$121,832

Universal Life and Investment Products:

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 3.0% to 12.6% and investment products ranged from 2.3% to 13.0% in 2005.

The Company’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

Property and Casualty Insurance Products:

Property and casualty insurance products include service contract business, surety bonds, residual value insurance, guaranteed asset protection (“GAP”), credit-related coverages, and inventory protection products. Premiums for service contracts and GAP products are recognized based on expected claim patterns. For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis. Fee income from providing administrative services is recognized as earned when the related services are performed. Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy. Benefit reserves are recorded when insured events occur. Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date. The case basis reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors. These assumptions are modified as necessary to reflect anticipated trends.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Income tax provisions are generally based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share is presented below:

	2005	2004	2003
Calculation of basic earnings per share:
Income before cumulative effect of change in accounting	$246,567	$250,381	$217,050
Cumulative effect of change in accounting principle	0	(15,801)	0
Net income	$246,567	$234,580	$217,050

Average shares issued and outstanding	69,632,489	69,358,641	68,886,442
Stock held in trust	0	(60,478)	(102,412)
Issuable under various deferred compensation plans	929,697	1,001,307	1,249,258
Weighted shares outstanding - Basic	70,562,186	70,299,470	70,033,288

Per share:
Income before cumulative effect of change in accounting	$3.49	$3.56	$3.10
Cumulative effect of change in accounting principle	0.00	(0.22)	0.00
Basic earnings per share	$3.49	$3.34	$3.10

Calculation of diluted earnings per share:
Income before cumulative effect of change in accounting	$246,567	$250,381	$217,050
Cumulative effect of change in accounting principle	0	(15,801)	0
Net income	$246,567	$234,580	$217,050

Weighted shares outstanding - Basic	70,562,185	70,299,470	70,033,288
Stock held in trust	0	60,478	102,412
Stock appreciation rights (“SARs”)(a)	304,779	313,984	248,289
Issuable under various other stock-based compensation plans	483,577	390,607	260,653
Weighted shares outstanding - Diluted	71,350,541	71,064,539	70,644,642

Per share:
Income before cumulative effect of change in accounting	$3.46	$3.52	$3.07
Cumulative effect of change in accounting principle	0.00	(0.22)	0.00
Diluted earnings per share	$3.46	$3.30	$3.07

(a) Excludes 119,400, 0, and 617,500 SARs as of December 31, 2005, 2004, and 2003, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding.

Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information for the years ended December 31:

	2005	2004	2003
Cash paid during the year:
Interest on debt	$57,191	$49,107	$45,341
Income taxes	116,897	117,240	66,082
Noncash investing and financing activities:
Reissuance of treasury stock to ESOP	2,309	888	877
Change in unallocated stock in ESOP	379	378	410
Stock-based compensation	12,106	9,331	10,204
Change in collateral for securities lending transactions	(195,175)	214,824	83,456

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owners’ equity.

2.	Investment Operations

Major categories of net investment income for the years ended December 31 are summarized as follows:

	2005	2004	2003
Fixed maturities	$902,548	$822,081	$743,934
Equity securities	4,688	2,684	2,321
Mortgage loans	257,914	232,577	208,983
Investment real estate	2,371	1,622	3,478
Short-term investments and other	60,052	55,573	91,795
	1,227,573	1,114,537	1,050,511
Investment expenses	47,071	30,320	19,759
	$1,180,502	$1,084,217	$1,030,752

Realized investment gains (losses) for all other investments for the years ended December 31 are summarized as follows:

	2005	2004	2003

Fixed maturities	$44,248	$29,015	$57,756
Equity securities	204	58	(1,727)
Mortgage loans and other investments	4,941	(768)	2,035
	$49,393	$28,305	$58,064

In 2005, gross gains on investments available for sale (fixed maturities, equity securities, and short-term investments) were $84.9 million, and gross losses were $40.4 million. In 2004, gross gains on investments available for sale were $54.8 million, and gross losses were $25.7 million. In 2003, gross gains were $84.9 million, and gross losses were $28.9 million.

The amortized cost and estimated market value of the Company’s investments classified as available for sale at December 31 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2005 Fixed maturities: Bonds:
Mortgage-backed securities	$5,912,602	$36,394	$(90,722)	$5,858,274
United States Government and authorities	686,793	5,773	(1,267)	691,299
States, municipalities, and political subdivisions	47,887	2,314	(38)	50,163
Public utilities	1,622,987	88,316	(11,816)	1,699,487
Convertibles and bonds with warrants	231	0	(63)	168
All other corporate bonds	6,489,639	339,604	(67,123)	6,762,120
Redeemable preferred stocks	2,647	0	(139)	2,508
	14,762,786	472,401	(171,168)	15,064,019
Equity securities	114,993	6,349	(330)	121,012
Short-term investments	772,639	0	0	772,639
	$15,650,418	$478,750	$(171,498)	$15,957,670

2004 Fixed maturities: Bonds:
Mortgage-backed securities	$4,812,610	$110,269	$(22,997)	$4,899,882
United States Government and authorities	79,225	7,042	(267)	86,000
States, municipalities, and political subdivisions	27,915	2,488	0	30,403
Public utilities	1,605,276	122,636	(4,759)	1,723,153
Convertibles and bonds with warrants	10,439	597	(89)	10,947
All other corporate bonds	6,766,424	505,220	(23,120)	7,248,524
Redeemable preferred stocks	3,406	187	0	3,593
	13,305,295	748,439	(51,232)	14,002,502
Equity securities	56,049	3,491	(599)	58,941
Short-term investments	1,052,357	0	0	1,052,357
	$14,413,701	$751,930	$(51,831)	$15,113,800

At December 31, 2005 and 2004, the Company had an additional $408.4 million and $410.1 million, respectively, of fixed maturities and $3.5 million and $7.2 million, respectively, of short-term investments classified as trading securities.

The amortized cost and estimated market value of available for sale fixed maturities at December 31, 2005, by expected maturity, are shown as follows. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

	Estimated Amortized Cost	Estimated Market Value
Due in one year or less	$250,061	$252,555
Due after one year through five years	2,908,093	2,906,147
Due after five years through ten years	4,876,006	4,942,159
Due after ten years	6,728,625	6,963,158
	$14,762,785	$15,064,019

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures considered. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2005, 2004, and 2003, the Company recorded other-than-temporary impairments in its investments of $11.8 million, $18.3 million, and $22.3 million, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less Than 12 Months		12 Months or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss

Mortgage-backed securities	$4,576,492	$(71,530)	$88,264	$(19,196)	$4,664,756	$(90,726)
US government	109,188	(439)	23,587	(828)	132,775	(1,267)
State, municipalities, etc.	3,168	(38)	0	0	3,168	(38)
Public utilities	362,202	(7,131)	75,972	(4,685)	438,174	(11,816)
Convertible bonds	0	0	167	(63)	167	(63)
Other corporate bonds	1,537,310	(46,646)	323,241	(20,475)	1,860,551	(67,121)
Equities	3,667	(232)	880	(235)	4,547	(467)
	$6,592,027	$(126,016)	$512,111	$(45,482)	$7,104,138	$(171,498)

For mortgage-backed securities in an unrealized loss position for greater than 12 months, $17.5 million of the $19.2 million unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. The Company does not consider these unrealized loss positions to be other than temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The public utilities category has gross unrealized losses greater than 12 months of $4.7 million, while the other corporate bonds category has gross unrealized losses greater than 12 months of $20.5 million at December 31, 2005. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered included credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss

Mortgage-backed securities	$1,005,036	$(18,075)	$21,120	$(4,922)	$1,026,156	$(22,997)
US government	22,545	(187)	2,162	(80)	24,707	(267)
State, municipalities, etc.	72	0	0	0	72	0
Public utilities	99,112	(787)	97,405	(3,972)	196,517	(4,759)
Convertible bonds	0	0	184	(89)	184	(89)
Other corporate bonds	681,747	(12,799)	226,548	(10,321)	908,295	(23,120)
Equities	2,687	(281)	1,793	(318)	4,480	(599)
	$1,811,199	$(32,129)	$349,212	$(19,702)	$2,160,411	$(51,831)

At December 31, 2005 and 2004, the Company had bonds which were rated less than investment grade of $1,083.8 million and $966.0 million, respectively, having an amortized cost of $1,091.5 million and $933.4 million, respectively. Not included in these less than investment grade bonds at December 31, 2005 and 2004, are $21.0 million and $11.2 million of trading securities. At December 31, 2005, approximately $61.6 million of the bonds rated less than investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $1,804.3 million of bonds are not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available for sale, for the years ended December 31 is summarized as follows:

	2005	2004	2003
Fixed maturities	$(257,383)	$54,931	$110,499
Equity securities	2,032	1,001	2,372

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2005, securities with a market value of $340.7 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

At December 31, 2005, all of the Company’s mortgage loans were commercial loans of which 68% were retail, 12% were apartments, 10% were office buildings, 8% were warehouses, and 2% were other. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s leased space represents more than 2.3% of mortgage loans. Approximately 70% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Tennessee, Georgia, South Carolina, Alabama, North Carolina, Utah, Florida, Pennsylvania, Virginia, Ohio, and California. At December 31, 2005, the average mortgage loan was $2.4 million, and the weighted average interest rate was 6.7%. The largest single mortgage loan was $22.8 million.

Many of the mortgage loans have call provisions between 3 and 10 years. Assuming the loans are called at their next call dates, approximately $93.5 million would become due in 2006, $485.4 million in 2007 through 2010, $707.6 million in 2011 through 2015, and $172.2 million thereafter.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2005 and 2004, approximately $434.9 million and $439.8 million, respectively, of the Company’s mortgage loans have this participation feature.

At December 31, 2005 and 2004, the Company’s problem mortgage loans (over sixty days past due) and foreclosed properties totaled $22.3 million and $10.8 million, respectively. Since the Company’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. At December 31, 2005 and 2004, the Company had an allowance for mortgage loan credit losses of $6.8 million and $3.3 million, respectively. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

During the first quarter of 2005, Winn-Dixie Stores Inc. (“Winn-Dixie”), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At December 31, 2005, the Company had 25 loans amounting to $66.3 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 8 loans with balances of $14.3 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At December 31, 2005, the rents from Winn-Dixie represented approximately 49% of the total rents applicable to the properties underlying these loans (including approximately 68% of rents on loans in mortgage loan securitizations). On June 21, 2005, Winn-Dixie announced a reorganization plan that included selling or closing a number of stores that served as the anchor tenant for properties underlying loans in the Company's mortgage loan portfolio. At December 31, 2005, the Company’s mortgage loan portfolio included 16 properties with rejected leases under this reorganization plan. Within the 16 loans on these properties, the Company has identified four potential impairments, and the mortgage loan allowance for credit losses at December 31, 2005 included $4.8 million related to these loans. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

Certain investments, consisting of fixed maturities, equities, and investment real estate, with a carrying value of $6.4 million were non-income producing for the twelve months ended December 31, 2005.

During the third quarter of 2005, two major hurricanes caused a significant amount of property damage in the states of Louisiana, Mississippi, Alabama, and Texas. The Company's mortgage loan portfolio includes 23 loans totaling $62.0 million in the areas impacted by these hurricanes. Of the underlying properties securing these 23 loans, only 3 (approximately $5.2 million in loan balances) sustained damage of any significance as a result of these storms. Repairs to these properties are underway, and should be complete by the end of the first quarter of 2006. The Company therefore has not identified any impairments on loans secured by properties in the hurricane impacted areas.

At December 31, 2005 and 2004, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $225.6 million and $265.1 million, respectively.

Policy loan interest rates generally range from 3.0% to 12.0%.

3.	Income Taxes

The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	2005	2004	2003
Statutory federal income tax rate applied to pretax income	35.0%	35.0%	35.0%
State income taxes	1.1	0.7	0.2
Dividends received deduction and tax-exempt income	(1.8)	(1.5)	(1.5)
Low-income housing credit	0.0	0.0	(0.3)
Other	0.3	0.8	(0.1)
	34.6%	35.0%	33.3%

The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

The components of the Company’s income tax expense for the years ended December 31 are as follows:

	2005	2004	2003
Taxes estimated to be payable currently:
Federal	$19,040	$122,309	$62,602
State	2,960	3,854	1,911
Total current	$22,000	$126,163	$64,513
Taxes deferred:
Federal	$106,198	$149	$43,849
State	2,248	0	0
Total deferred	$108,446	$149	$43,849

During the year ended December 31, 2004 the Company adopted SOP 03-1 and recognized a deferred tax benefit of approximately $8,508.

The components of the Company’s net deferred income tax liability as of December 31 were as follows:

	2005	2004
Deferred income tax assets: Policy and policyholder liability reserves	$387,636	$327,969
Other	10,933	50,855
	398,569	378,824
Deferred income tax liabilities: Deferred policy acquisition costs	683,368	562,753
Unrealized gains on investments	32,518	128,615
	715,886	691,368
Net deferred income tax liability	$317,317	$312,544

Under pre-1984 life insurance company income tax laws, a portion of the Company’s gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders’ Surplus. The aggregate accumulation in this account at December 31, 2005, was approximately $70.5 million. Should the accumulation in the Policyholders’ Surplus account of the life insurance subsidiaries exceed certain stated maximums, or should distributions including cash dividends be made to Protective Life Corporation in excess of approximately $1.8 billion, such excess would be subject to federal income taxes at rates then effective. Legislation was enacted in 2004 which will suspend application of this provision for tax years 2005 and 2006. Deferred income taxes have not been provided on amounts designated as Policyholders’ Surplus. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

4.	Debt and Other Obligations

Long-Term Debt and Subordinated Debt Securities

Long-term debt and subordinated debt securities at December 31 are summarized as follows:

	2005	2004
Long-term debt (year of issue):
Notes payable to banks	$68,000	$0
7.45% Medium-Term Notes (1996), due 2011	9,852	9,852
8.25% Senior Notes (2000), due 2030, callable 2005	0	34,699
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
Mortgage notes on investment real estate	4,680	6,882
Total long-term debt	$482,532	$451,433
Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$103,093	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	118,557	118,557
6.125% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
Total subordinated debt securities	$324,743	$324,743

Future maturities of long-term debt and subordinated debt securities are $68.0 million in 2009 and $739.3 million in years after 2010.

Under a revolving line of credit arrangement, the Company can borrow up to $200 million on an unsecured basis at an interest rate of LIBOR plus 0.30% (4.6% at December 31, 2005). No compensating balances are required to maintain the line of credit. This arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on indebtedness incurred by the Company and its subsidiaries. Additionally, the Company, on a consolidated basis, cannot incur debt in excess of 40% of its total capital. At December 31, 2005, the Company had $68.0 million outstanding under this arrangement. The Company was in compliance with all debt covenants as of December 31, 2005.

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

Limited amounts of the 7.45% Medium-Term Notes may be redeemed upon the death of the beneficial owner of the notes.

Liabilities Related to Variable Interest Entities

As of December 31, 2003, the Company consolidated a special-purpose entity, as a result of the implementation of FIN 46. The consolidated entity included a $430.6 million investment portfolio, $400.0 million of notes payable, $15.0 million of derivative liabilities, and $15.6 million of minority interest. In accordance with FIN 46, the Company also consolidated, as of March 31, 2004, two real estate investment companies previously reported as investments. This consolidation resulted in the recognition of notes payable owed by the investment companies. The $448.1 million and $482.4 million of notes payable reported on the balance sheet in “liabilities related to variable interest entities” at December 31, 2005 and 2004, respectively, are not the legal obligations of the Company, but will be repaid with cash flows generated by the separate entities’ operations.

Non-Recourse Funding Obligations

On August 26, 2005, Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by Protective Life Insurance Company (“Protective Life”), the Company's largest operating subsidiary, issued $100 million of non-recourse funding obligations, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $400 million of non-recourse funding obligations through June 2007. On December 28, 2005, Golden Gate issued an additional $25 million of non-recourse funding obligations under this facility. The total obligations outstanding at December 31, 2005 were $125.0 million, at an interest rate of 5.6%. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by Protective Life or the Company. The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (“Regulation XXX”). Any payment of principal of, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law. Under the terms of the notes, the holders of the notes cannot require repayment from the Company or any of the Company's subsidiaries, other than Golden Gate, the direct issuer of the notes, although the Company has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principle and interest on the notes). In addition, the Company has entered into certain support agreements with Golden Gate obligating the Company to make capital contributions to Golden Gate or provide support related to certain of Golden Gate's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate.

Interest Expense

The Company uses interest rate swap agreements to convert a portion of its debt from a fixed interest rate to a floating rate. These interest rate swap agreements do not qualify as hedges of the corresponding long-term debt or subordinated debt securities, under FAS 133. All net interest settlements and mark-to-market adjustments for these interest rate swap agreements are recorded as “Realized investment gains (losses) - derivative financial instruments”. Interest expense on long-term debt and subordinated debt securities totaled $44.8 million, $42.6 million, and $15.2 million in 2005, 2004, and 2003, respectively. Interest expense on other obligations, including liabilities related to variable interest entities, non-recourse funding obligations, and other temporary borrowings totaled $11.6 million, $7.1 million, and $17.4 million in 2005, 2004, and 2003, respectively.

5.	Commitments and Contingent Liabilities

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

The Company leases administrative and marketing office space in approximately 22 cities including Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $5.4 million. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
2006	$5,406
2007	4,380
2008	4,322
2009	3,570
2010	2,958
Thereafter	4,695

Additionally, the Company leases a building contiguous to its home office, which expires in February 2007. Lease payments in 2006 approximate $3.1 million. At the end of the lease term the Company may purchase the building for approximately $75 million.

In conjunction with the Stock Purchase Agreement entered into by Protective Life Insurance Company on February 7, 2006, the Company executed a Guarantee (the “Guarantee”) in favor of JPMC and the Sellers by which the Company has unconditionally guaranteed the performance of Protective Life’s obligations under the Agreement, related documents and the related transactions contemplated by the Agreement. See additional information in Note 14.

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

6.	Share-Owners’ Equity and Stock-Based Compensation

Activity in the Company’s issued and outstanding Common Stock is summarized as follows:

	Issued Shares	Treasury Shares	Outstanding Shares

Balance, December 31, 2002	73,251,960	4,576,066	68,675,894
Reissuance of treasury stock		(315,807)	315,807
Balance, December 31, 2003	73,251,960	4,260,259	68,991,701
Reissuance of treasury stock		(458,188)	458,188
Balance, December 31, 2004	73,251,960	3,802,071	69,449,889
Reissuance of treasury stock		(244,160)	244,160
Balance, December 31, 2005	73,251,960	3,557,911	69,694,049

Share owners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. None of these shares have been issued as of December 31, 2005.

The Company's most recent share owners’ rights plan expired August 18, 2005. At its meeting in July 2005, the Company's Board of Directors determined that it would not extend the rights plan, but would reserve the right to institute a rights plan in the future if it determined, in the exercise of its fiduciary duties, that such action was in the best interest of the Company's share owners.

The Company sponsors a deferred compensation plan for certain of its agents. A trust was established to aid the Company in meeting its obligations under the plan. Previously, Company Common Stock owned by the trust was accounted for as treasury stock. In September 2004, all Company Common Stock owned by the trust was sold.

The Company has an Employee Stock Ownership Plan (“ESOP”). The stock is used to match employee contributions to the Company’s 401(k) and Stock Ownership Plan (“401(k) Plan”) and to provide other employee benefits. The stock held by the ESOP that has not yet been used is the unallocated stock shown as a reduction to share-owners’ equity. The ESOP shares are dividend-paying and are considered outstanding for earnings per share calculations. Dividends on the shares are used to pay the ESOP’s note to Protective Life. If certain events associated with a change in control of the Company occur, any unallocated shares held by the ESOP will become allocable to employee 401(k) accounts. 99,559 and 96,263 shares of stock were allocated from the ESOP to employee 401(k) accounts in 2005 and 2004, respectively.

The Company may, from time to time, reissue treasury shares or buy additional shares of Common Stock in the open market to complete its 401(k) obligations. In addition to the shares allocated to employee 401(k) accounts from the ESOP, the Company reissued from treasury 54,752 and 80,345 shares of Common Stock to the 401(k) Plan during 2005 and 2004, respectively, to complete its 401(k) obligations.

Since 1973, the Company has had stock-based incentive plans to motivate management to focus on the Company’s long-range performance through the awarding of stock-based compensation. Under plans approved by share owners in 1997 and 2003, up to 6,500,000 shares may be issued in payment of awards.

The criteria for payment of performance awards is based primarily upon a comparison of the Company’s average return on average equity (for 2005 awards) or average return on average equity and total rate of return over a four-year period for previous awards (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multiline insurance companies. If the Company’s results are below the median of the comparison group (40th percentile for 2005 awards), no portion of the award is earned. If the Company’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of Company Common Stock.

Performance shares and performance-based stock appreciation rights (“P-SARs”) awarded in 2005, 2004, 2003, 2002, and 2001 and the estimated fair value of the awards at grant date are as follows:

Year Awarded	Performance Shares	P-SARs	Estimated Fair Value

2005	120,540		$4,600
2004	125,670		4,600
2003	148,730		3,900
2002	192,360		5,700
2001	153,490	40,000	4,900

Performance shares are equivalent in value to one share of Company Common Stock times the award earned percentage payout. P-SARs convert to the equivalent of one stock appreciation right (“SAR”) if earned times the award percentage payout. The 40,000 P-SARs awarded in 2001 were not earned and have been canceled. The P-SARs, once converted to SARs, expire 10 years after the grant date. At December 31, 2005, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 890,108.

Between 1996 and 2005 SARs were granted (in addition to the P-SARs discussed above) to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s Common Stock. The SARs are exercisable either in four equal annual installments beginning one year after the date of grant or after five years depending on the terms of the grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for 2003, 2004, and 2005 is as follows:
	Weighted Average Base Price	No. of SARs
Balance at December 31, 2002	$23.90	1,498,823
SARs granted	26.49	95,000
P-SARs converted	22.31	45,838
P-SARs canceled	30.77	(22,500)
Balance at December 31, 2003	23.91	1,617,161
P-SARs converted	22.31	401,818
SARs exercised	18.68	(451,036)
Balance at December 31, 2004	25.01	1,567,943
SARs granted	41.05	119,400
SARs exercised	21.19	(220,133)
Balance at December 31, 2005	26.89	1,467,210

The outstanding SARs at December 31, 2005, were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$17.44	180,000	1	180,000
26.49	15,000	1	15,000
32.00	30,000	1	30,000
22.31	555,310	4	555,310
31.26	50,000	5	0
31.29	2,500	5	0
32.00	435,000	6	0
26.49	80,000	7	0
41.05	119,400	9	0

The SARs issued in 2003 and 2005 had estimated fair values at grant date of $0.6 million and $1.7 million, respectively. The fair value of the 2003 SARs was estimated using a Black-Scholes option pricing model. Assumptions used in the model were as follows: expected volatility of 25.0% (approximately equal to that of the S&P Life and Health Insurance Index), a risk-free interest rate of 3.1%, a dividend rate of 1.9%, and an expected exercise date of 2009. The fair value of the 2005 SARs was estimated using a Black-Scholes option pricing model. The assumptions used for the 2005 SARs varied depending on the vesting period of awards. Assumptions used in the model were as follows: expected volatility ranged from 24.1% to 31.9%, a risk-free interest rate ranging from 4.1 to 4.3%, a dividend rate of 2.0%, and the expected exercise date ranged from 2010 to 2014.

The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s Common Stock and the market value at the exercise date for each SAR.

The expense recorded by the Company for its stock-based compensation plans was $6.1 million, $4.8 million, and $5.5 million in 2005, 2004, and 2003, respectively. The Company’s obligations of its stock-based compensation plans that are expected to be settled in shares of the Company’s Common Stock are reported as a component of share-owners’ equity.

The Company has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, mutual funds, Common Stock equivalents, or a combination thereof. The Company may, from time to time, reissue treasury shares or buy in the open market shares of Common Stock to fulfill its obligation under the plans. At December 31, 2005, the plans had 985,095 shares of Common Stock equivalents credited to participants. The Company’s obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of the Company’s Common Stock, in which case they are reported as a component of share-owners’ equity.

At December 31, 2005, approximately $827.6 million of consolidated share-owners’ equity, excluding net unrealized gains on investments, represented net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2006 is estimated to be $137.5 million.

7.	Related Party Matters

Certain corporations with which the Company’s directors were affiliated paid the Company premiums and policy fees or other amounts for various types of insurance and investment products. Such premiums, policy fees, and other amounts totaled $9.0 million, $10.5 million, and $12.2 million in 2005, 2004, and 2003, respectively. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $2.2 million, $2.6 million, and $2.1 million in 2005, 2004, and 2003, respectively.

8.	Statutory Reporting Practices and Other Regulatory Matters

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

The net income and share-owners’ equity prepared in conformity with statutory reporting practices compared to that reported in the accompanying consolidated financial statements are as follows:

	Net Income (Loss)			Share-Owners’ Equity
	2005	2004	2003	2005	2004	2003
In conformity with statutory reporting practices(1)	$(18,420)	$202,980	$274,244	$1,381,564	$1,317,719	$1,135,942
In conformity with GAAP	$246,567	$234,580	$217,050	$2,183,660	$2,166,327	$2,002,144
(1) Consolidated

The statutory net loss for 2005 is the result of an increase in the level of reserves maintained for statutory reporting practices. An amendment to Actuarial Guideline 38 increased the level of statutory reserves required for certain universal life with secondary guaranty insurance products issued on or after July 1, 2005. Additionally, during 2005 statutory reserves required by Regulation XXX were reinsured with a special purpose finance captive insurance company wholly owned by Protective Life. A substantial portion of these reserves were previously reinsured with unaffiliated reinsurers.

As of December 31, 2005, the Company’s insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $29.7 million.

9.	Operating Segments

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows.

•
The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its consolidated net income and assets. Segment operating income is generally income before income tax excluding net realized investment gains and losses (net of the related amortization of DAC and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income. Segment operating income represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while DAC and goodwill are shown in the segments to which they are attributable.

There are no significant intersegment transactions.

The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations.

	2005	2004	2003
Revenues
Life Marketing	$661,629	$541,570	$489,852
Acquisitions	411,610	439,103	462,695
Annuities	288,911	258,106	282,075
Stable Value Products	294,650	281,409	242,860
Asset Protection	258,098	275,353	323,659
Corporate and Other	194,306	193,034	156,384
Total revenues	$2,109,204	$1,988,575	$1,957,525
Segment Operating Income
Life Marketing	$163,661	$165,897	$159,157
Acquisitions	80,611	87,300	95,150
Annuities	31,933	16,467	13,373
Stable Value Products	54,798	53,159	38,911
Asset Protection	24,901	19,079	20,193
Corporate and Other	47,229	21,560	(31,952)
Total segment operating income	403,133	363,462	294,832

Realized investment gains (losses) - investments(1)	15,803	21,370	39,117
Realized investment gains (losses) - derivatives(2)	(41,923)	369	(8,537)
Income tax expense	(130,446)	(134,820)	(108,362)
Net income before cumulative effect of change in accounting principle	246,567	250,381	217,050
Cumulative effect of change in accounting principle	0	(15,801)	0
Net income	$246,567	$234,580	$217,050

(1) Realized investment gains (losses) - investments	$49,393	$28,305	$58,064
Less participating income from real estate ventures	8,684	0	0
Less related amortization of DAC	24,906	6,935	18,947
	$15,803	$21,370	$39,117
(2) Realized investment gains (losses) - derivatives	$(30,881)	$19,591	$12,550
Less settlements on certain interest rate swaps	11,393	19,222	21,087
Less derivative losses related to certain annuities	(351)	0	0
	$(41,923)	$369	$(8,537)
Net investment income
Life Marketing	$261,859	$238,193	$231,238
Acquisitions	223,201	232,499	246,143
Annuities	218,700	210,888	224,332
Stable Value Products	310,715	268,184	233,104
Asset Protection	32,389	30,939	36,652
Corporate and Other	133,638	103,514	59,283
Total net investment income	$1,180,502	$1,084,217	$1,030,752
Amortization of deferred policy acquisition costs
Life Marketing	$55,688	$58,970	$66,078
Acquisitions	27,072	28,652	32,690
Annuities	37,512	32,271	38,196
Stable Value Products	4,694	3,480	2,279
Asset Protection	69,474	72,273	80,320
Corporate and Other	4,063	4,484	5,544
Total amortization of deferred policy acquisition costs	$198,503	$200,130	$225,107

	Operating Segment Assets December 31, 2005
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$7,219,157	$3,914,853	$6,065,367	$5,959,112
Deferred policy acquisition costs	1,584,325	330,278	128,930	19,102
Goodwill	10,354
Total assets	$8,813,836	$4,245,131	$6,194,297	$5,978,214

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$812,774	$2,732,774	$41,545	$26,745,582
Deferred policy acquisition costs	101,972	7,381		2,171,988
Goodwill	38,986	83		49,423
Total assets	$953,732	$2,740,238	$41,545	$28,966,993

	Operating Segment Assets December 31, 2004
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$5,967,768	$4,063,711	$5,980,259	$5,377,917
Deferred policy acquisition costs	1,262,637	337,372	81,251	18,301
Goodwill	10,354
Total assets	$7,240,759	$4,401,083	$6,061,510	$5,396,218

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$879,385	$3,027,486	$46,261	$25,342,787
Deferred policy acquisition costs	113,918	8,493		1,821,972
Goodwill	36,182	83		46,619
Total assets	$1,029,485	$3,036,062	$46,261	$27,211,378

10.	Employee Benefit Plans

The Company sponsors a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s highest thirty-six consecutive months of compensation. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of ERISA plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

At December 31, 2005, the Company estimated that its 2006 defined benefit pension plan expense will be $7.0 million, which is the Company’s estimate of its expected contributions for 2006. The measurement date used to determine the benefit expense and benefit obligations of the plan is December 31, 2005.

The actuarial present value of benefit obligations and the funded status of the defined benefit pension plan at December 31 are as follows:

	2005	2004
Benefit obligation at beginning of year	$97,399	$77,454
Service cost	5,950	5,408
Interest cost	5,922	5,506
Actuarial loss	4,041	10,756
Benefits paid	(2,017)	(1,725)
Benefit obligation at end of year	111,295	97,399
Fair value of plan assets at beginning of year	99,890	74,071
Actual return on plan assets	5,993	7,780
Employer contributions	9,855	19,764
Benefits paid	(2,017)	(1,725)
Fair value of plan assets at end of year	113,721	99,890
Funded status	2,426	2,491
Unrecognized net actuarial loss	39,828	36,056
Unrecognized prior service cost	1,244	1,458
Net pension asset	$43,498	$40,005
Accumulated benefit obligation	$93,360	$80,526
Fair value of assets	$113,721	$99,890
Unfunded accumulated benefit obligation	$0	$0

Weighted-average assumptions used to determine the benefit obligations of the defined benefit pension plan as of December 31 were as follows:

	2005	2004
Discount rate	5.63%	5.75%
Rate of compensation increase	3.75	3.75

The assumed discount rate used to determine the benefit obligations of the defined benefit pension plan was based on an analysis of future benefits expected to be paid under the plan. The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.

Components of the net periodic benefit cost of the defined benefit pension plan for the years ended December 31 are as follows:

	2005	2004	2003
Service cost - Benefits earned during the period	$5,950	$5,408	$4,513
Interest cost on projected benefit obligation	5,922	5,506	4,666
Expected return on plan assets	(8,371)	(6,864)	(5,604)
Amortization of prior service cost	214	214	214
Amortization of actuarial losses	2,647	1,920	1,049
Net periodic benefit cost	$6,362	$6,184	$4,838

Weighted-average assumptions used to determine the net pension cost of the defined benefit pension plan for the years ended December 31 are as follows:

	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%
Rates of compensation increase	3.75	4.00	4.50
Expected long-term return on plan assets	8.25	8.50	8.50

Plan assets of the defined benefit pension plan by category as of December 31 were as follows:

	Target Allocation for 2006	2005	2004
Cash and cash equivalents	2.0%	1.3%	2.7%
Equity securities	60.0	67.6	68.8
Fixed income	38.0	31.1	28.5
Total	100.0%	100.0%	100.0%

Prior to July 1999, upon an employee’s retirement, a distribution from pension plan assets was used to purchase a single premium annuity from Protective Life in the retiree’s name. Therefore, amounts shown above as plan assets exclude assets relating to such retirees. Since July 1999, retiree obligations have been fulfilled from pension plan assets. The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash and cash equivalents. When calculating asset allocation, the Company includes reserves for pre-July 1999 retirees. Based on historical data of the domestic equity markets and the Company’s group annuity investments, the plan’s target asset allocation would be expected to earn annualized returns in excess of 9% per year. In arriving at the plan’s 8.25% expected rate of return, the Company has adjusted this historical data to reflect lower expectations for equity returns. The plan’s equity assets are invested in a domestic equity index collective trust managed by Northern Trust Corporation. The plan’s cash equivalents are invested in a collective trust managed by Northern Trust Corporation. The plan’s fixed income assets are invested in a group annuity contract with Protective Life.

Estimated future benefit payments under the defined benefit pension plan are as follows:

Year	Amount

2006	$2,079
2007	2,388
2008	2,817
2009	3,155
2010	3,717
2011-2015	28,932

The Company also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law. At December 31, 2005 and 2004, the projected benefit obligation of this plan totaled $23.8 million and $21.6 million, respectively, of which $17.3 million and $16.3 million, respectively, have been recognized in the Company’s financial statements. The Company estimates that it will expense $1.2 million related to this plan in 2006.

Weighted-average assumptions used to determine the benefit obligations of the unfunded excess benefit plan as of December 31 were as follows:

	2005	2004
Discount rate	5.63%	5.75%
Rates of compensation increase	4.75	4.75

Components of the net periodic benefit cost of the unfunded excess benefits plan for the years ended December 31 are as follows:

	2005	2004	2003
Service cost - Benefits earned during the period	$629	$542	$485
Interest cost on projected benefit obligation	1,276	1,302	1,182
Amortization of prior service cost	14	16	16
Amortization of actuarial losses	372	309	118
Cost of divestiture and special termination benefits	0	0	81
Net periodic benefit cost	$2,291	$2,169	$1,882

Weighted average assumptions used to determine the net pension cost of the excess benefits plan for the years ended December 31 are as follows:

	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%
Rates of compensation increase	4.75	5.00	5.50
Estimated benefit payments under the excess benefits plan are as follows:

Year	Amount

2006	$1,197
2007	1,230
2008	1,288
2009	1,319
2010	1,379
2011-2015	7,872

In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. This benefit has no material effect on the Company’s consolidated financial statements. For a closed group of retirees over age 65, Protective provides a prescription drug benefit. At December 31, 2005 and 2004, the Company’s liability related to this benefit was $0.2 million and $0.3 million, respectively. The Company’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

Life insurance benefits for retirees from $9,000 up to a maximum of $75,000 are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance.

The Company sponsors a defined contribution retirement plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code. The Company has established an Employee Stock Ownership Plan (“ESOP”) to match voluntary employee contributions to the Company’s 401(k) Plan. In 1994, a stock bonus component was added to the 401(k) Plan for employees who are not otherwise under a bonus or sales incentive plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to the Company less dividends on shares held by the ESOP. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share. At December 31, 2005, the Company had committed approximately 100,315 shares (99,286 shares to be released from the ESOP and 1,029 shares to be reissued from treasury) to fund the 401(k) Plan match. The expense recorded by the Company for these employee benefits was $2.2 million, $2.0 million, and $0.6 million in 2005, 2004, and 2003, respectively.

Effective as of January 1, 2005, the Company adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program will be made in early 2006, with respect to the 2005 plan year. The expense recorded by the Company for this employee benefit was $0.3 million in 2005.

11.	Reinsurance

The Company reinsures certain of its risks with (cedes), and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, the Company reinsures only the mortality risk, while under coinsurance, the Company reinsures a proportionate part of all risks arising under the reinsured policy. Under coinsurance, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies.

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. At December 31, 2005, the Company had reinsured approximately 84.1% of the face value of its life insurance in force. The Company had reinsured approximately 51.0% of the face value of its life insurance in force with three reinsurers (Lincoln National Life Insurance Co., Swiss Re Life & Health America Inc., and Security Life of Denver Insurance Co.) These reinsurers had a minimum Standard & Poor’s rating of AA- and a minimum A. M. Best rating of A+. The Company has not experienced any credit losses for the years ended December 31, 2005, 2004, or 2003 related to these reinsurers. The Company sets a limit on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention from $500,000 to $1,000,000 on any one life.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short-and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with reinsured policies.

The Company has reinsured approximately $393.6 billion, $354.0 billion, and $292.7 billion in face amount of life insurance risks with other insurers representing $1,064.7 million, $959.6 million, and $781.8 million of premium income for 2005, 2004, and 2003, respectively. Additionally, the Company has assumed approximately $23.2 billion, $29.4 billion, and $22.2 billion in face amount of life insurance risks from other insurers, representing $221.8 million, $219.9 million, and $247.6 million of premium income for 2005, 2004, and 2003, respectively.

The Company has also reinsured accident and health risks representing $43.9 million, $60.6 million, and $61.6 million of premium income, while it has assumed accident and health risks representing $4.1 million, $25.5 million, and $59.6 million of premium income for 2005, 2004, and 2003, respectively. In addition, the Company reinsured property and casualty risks representing $118.3 million, $105.4 million, and $91.0 million of premium income, while it assumed property and casualty risks representing $13.4 million, $27.6 million, and $65.7 million of premium income for 2005, 2004, and 2003, respectively.

In 2005 and 2004, policy and claim reserves relating to insurance ceded of $3,020.7 million and $2,750.3 million, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 2005 and 2004, the Company had paid $57.7 million and $63.1 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 2005 and 2004, the Company had receivables of $66.6 million and $66.9 million, respectively, related to insurance assumed.

In 2002, the Company discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. In 2003, the Company substantially completed its recovery of the reinsurance overpayments. As a result, the Company increased premiums and policy fees by $18.4 million in 2003. The increase in premiums and policy fees resulted in $6.1 million of additional amortization of DAC. As a result of the recoveries, income before income tax increased $12.3 million in 2003. During 2004, the Company adjusted its estimate of the remaining expected receipts, resulting in a $1.3 million decrease in income before income tax.

12.	Estimated Fair Values of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2005		2004
	Carrying Amounts	Fair Values	Carrying Amounts	Fair Value
Assets (see Notes 1 and 2): Investments: Fixed maturities	$15,472,386	$15,472,386	$14,412,605	$14,412,605
Equity securities	121,012	121,012	58,941	58,941
Mortgage loans on real estate	3,287,745	3,422,808	3,005,418	3,173,656
Short-term investments	776,139	776,139	1,059,557	1,059,557
Cash	83,670	83,670	130,596	130,596
Liabilities (see Notes 1 and 4): Stable value product account balances	6,057,721	6,004,310	5,562,997	5,589,665
Annuity account balances	3,388,005	3,327,309	3,463,477	3,454,065
Debt: Bank borrowings	68,000	68,000	0	0
Senior and Medium-Term Notes	409,852	392,568	444,551	431,288
Subordinated debt securities	324,743	323,638	324,743	336,454
Other (see Note 1): Derivative financial instruments	63,316	63,316	192,342	192,342

Except as noted below, fair values were estimated using quoted market prices.

The Company estimates the fair value of its mortgage loans using discounted cash flows from the next call date. The Company believes the fair value of its short-term investments and notes payable to banks approximates book value due to being either short-term or having a variable rate of interest. The Company also believes the fair value of its non-recourse funding obligations approximate book value.

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

13.	Consolidated Quarterly Results - Unaudited

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2005 and 2004 are presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in share-owners’ equity, and cash flows for a period of several quarters. Amounts shown for the first quarter of 2004 have been restated from the amount originally reported due to the Company’s adoption of SOP 03-1 (see Note 1 for further detail).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Premiums and policy fees	$468,514	$484,643	$486,660	$515,963
Reinsurance ceded	(282,152)	(312,511)	(282,919)	(349,275)
Net of reinsurance ceded	186,362	172,132	203,741	166,688
Net investment income	287,953	282,374	306,885	303,290
Realized investment gains (losses)	21,510	(13,541)	11,274	(731)
Other income	44,284	45,505	47,377	44,101
Total revenues	540,109	486,470	569,277	513,348
Benefits and expenses	448,239	413,028	462,410	408,514
Income before income tax	91,870	73,442	106,867	104,834
Income tax expense	31,787	25,411	36,976	36,272
Net income	$60,083	$48,031	$69,891	$68,562
Net income per share - basic	$0.85	$0.68	$0.99	$0.97
Average shares outstanding - basic	70,474,337	70,517,476	70,582,016	70,672,518
Net income per share - diluted	$0.84	$0.68	$0.98	$0.96
Average shares outstanding - diluted	71,273,760	71,279,363	71,350,044	71,496,555
2004
Premiums and policy fees	$439,416	$448,776	$456,193	$476,709
Reinsurance ceded	(245,484)	(279,499)	(272,846)	(327,817)
Net of reinsurance ceded	193,932	169,277	183,347	148,892
Net investment income	264,608	265,899	279,271	274,439
Realized investment gains (losses)	21,710	7,817	14,468	3,901
Other income	37,944	39,005	41,622	42,443
Total revenues	518,194	481,998	518,708	469,675
Benefits and expenses	418,795	386,628	416,442	381,509
Income before income tax and cumulative effect of change in accounting principle	99,399	95,370	102,266	88,166
Income tax expense	34,094	34,075	35,793	30,858
Cumulative effect of change in accounting principle, net of income tax	(15,801)
Net income	$49,504	$61,295	$66,473	$57,308
Net income before cumulative effect of change in accounting principle per share - basic	$0.93	$0.87	$0.95	$0.81
Net income per share - basic	$0.71	$0.87	$0.95	$0.81
Average shares outstanding - basic	70,142,108	70,284,893	70,337,248	70,431,763
Net income before cumulative effect of change in accounting principle per share - diluted	$0.92	$0.86	$0.94	$0.80
Net income per share - diluted	$0.70	$0.86	$0.94	$0.80
Average shares outstanding - diluted	70,887,591	71,030,983	71,115,468	71,221,826

14.	Subsequent Event (Unaudited)

On February 7, 2006, Protective Life Insurance Company (“Protective Life”), the Company’s largest operating subsidiary, entered into a Stock Purchase Agreement (the “Agreement”) with JPMorgan Chase & Co. (“JPMC”) and two wholly-owned subsidiaries of JPMC, Banc One Insurance Holdings, Inc. and CBD Holdings Ltd. (collectively, the “Sellers”).  Pursuant to the Agreement, Protective Life has agreed to acquire from the Sellers nine direct and indirect subsidiaries of the Sellers, including five insurance companies (the “Acquired Companies”). The acquisition and related agreements are subject to various regulatory approvals and other customary conditions to closing.

On February 7, 2006, the Company executed a Guarantee in favor of JPMC and the Sellers by which the Company has unconditionally guaranteed the performance of Protective Life’s obligations under the Agreement, related documents and the related transactions contemplated by the Agreement.

The aggregate purchase price for the Acquired Companies is approximately $1.2 billion and will be reduced by dividends paid to the Sellers by the Acquired Companies on or prior to the closing date. The purchase price is subject to adjustments.

The availability of financing to Protective Life is not a condition to closing. Subject to regulatory and third party approvals, Protective Life expects to enter into a series of reinsurance agreements with third parties for the variable annuity business of the Acquired Companies and up to approximately one-half of the value of the remaining business. Any dividends that may be paid by the Acquired Companies to the sellers prior to the closing will reduce the purchase price. Protective Life estimates that its investment will be approximately $460 million, after giving effect to the reinsurance transactions and requested pre-closing dividends. The requested dividends and reinsurance agreements are subject to regulatory approvals, including regulatory approvals that must be obtained by one reinsurer group. Protective Life expects to obtain the additional funds to complete the transaction (including any funds that may be needed due to failure to obtain requisite regulatory approvals of reinsurance agreements or dividends) through a combination of sources, which may include internal excess capital, capital contributions from proceeds of offerings of securities by the Company in the public or private capital markets, and funds made available by the Company from its existing credit facilities. In addition, the Company has obtained a commitment for a $750 million bridge financing facility from a third party. The Company does not expect it will be necessary to use the bridge financing facility.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Share Owners of
Protective Life Corporation:

We have completed integrated audits of Protective Life Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 2004, the Company adopted American Institute of Certified Public Accountants Statement of Position (SOP) 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” and effective March 31, 2004 and December 31, 2003, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/PRICEWATRHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Birmingham, Alabama
March 15, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Disclosure controls and procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2005. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b) Management’s report on Internal controls over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

March 15, 2006

(c) Changes in internal control over financial reporting

No significant changes in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The remaining information called for by this item is incorporated by reference to "Election of Directors", “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Audit Committee” and “Board Composition, Qualifications, and Nominations” in the Company's definitive proxy statement for the Annual Meeting of Share Owners to be held May 1, 2006.

Item 11. Executive Compensation

The information called for by this Item is incorporated by reference to “Executive Compensation”, “Compensation of Non-Employee Directors” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive proxy statement for the Annual Meeting of Share Owners to be held May 1, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

The information called for by this Item is included in Item 5, “Market for the Registrant’s Common Equity and Related Share-Owner Matters” and incorporated by reference to "Beneficial Ownership" in the Company's definitive proxy statement for the Annual Meeting of Share Owners to be held May 1, 2006.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The information called for by this Item is incorporated herein by reference to "Fees Paid to Independent Accountants" in the Company's definitive proxy statement for the Annual Meeting of Share Owners to be held May 1, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 55 of this Annual Report.

2.	Financial Statement Schedules:

The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 88 of this report. The following schedules are located in this report on the pages indicated.
Page
Schedule II - Condensed Financial Information
of Registrant
Schedule III - Supplementary Insurance Information
Schedule IV - Reinsurance
Schedule V - Valuation Accounts

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

Item Number Document

*2(a)
Stock and Asset Purchase Agreement By and Among Protective Life Corporation, Protective Life Insurance Company, Fortis, Inc. and Dental Care Holdings, Inc. dated July 9, 2001, filed as Exhibit 2(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*2(b)
Indemnity Reinsurance Agreement By and Between Protective Life Insurance Company and Fortis Benefits Insurance Company dated December 31, 2001, filed as Exhibit 2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*2(c)
Indemnity Reinsurance Agreement By and Between Empire General Life Assurance Corporation and Fortis Benefits Insurance Company dated December 31, 2001, filed as Exhibit 2(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*2(d)
Indemnity Reinsurance Agreement By and Between Protective Life & Annuity Insurance Company and First Fortis Life Insurance Company dated December 31, 2001, filed as Exhibit 2(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

*2(e)
Stock Purchase Agreement Among Banc One Insurance Holdings, Inc., CBD Holdings Ltd., JPMorgan Chase & Co. and Protective Life Insurance Company dated as of February 7, 2006, filed as Exhibit 2.01 to the Company’s Current Report on Form 8-K filed February 13, 2006.

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

*4(d)	Rights Certificate filed as Exhibit 1 to the Company’s Form 8-A filed August 7, 1995.

*4(e)	Certificate of Trust of PLC Capital Trust III filed as Exhibit 4(bb) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30965).

*4(f)	Declaration of Trust of PLC Capital Trust II filed as Exhibit 4 (ee) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30965).

*4(g)	Form of Amended and Restated Declaration of Trust of PLC Capital III, dated August 22, 2001 filed as Exhibit 4.3 to the Company’s Current Filing on Form 8-K filed August 22, 2001.

*4(h)	Form of Preferred Security Certificate for PLC Capital Trust III (included in Exhibit 4(g)).

*4(i)
Preferred Securities Guarantee Agreement, dated August 22, 2001 with respect to Preferred Securities issued by PLC Capital Trust III filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed August 22, 2001.

*4(j)	Certificate of Trust of PLC Capital Trust IV filed as Exhibit 4(cc) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

*4(k)	Declaration of Trust of PLC Capital Trust IV filed as Exhibit 4(ff) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

*4(l)	Form of Amended and Restated Declaration of Trust for PLC Capital Trust IV filed as Exhibit 4.09 to the Company’s Current Report on Form 8-K filed September 18, 2002.

*4(m)	Form of Preferred Security Certificate for PLC Capital Trust IV (included as Exhibit A-1 of Exhibit 4(l)).

*4(n)	Form of Guarantee with respect to Preferred Securities of PLC Capital Trust IV filed as Exhibit 4(x) to the Company’s Registration Statement on Form S-3 filed July 8, 1997 (No. 333-30905).

*4(o)	Certificate of Trust of PLC Capital Trust V filed as Exhibit 4(cc) to the Company's Registration Statement on Form S-3 filed May 5, 2003 (No. 333-105003).

*4(p)	Declaration of Trust of PLC Capital Trust V filed as Exhibit 4(ee) to the Company's Registration Statement on Form S-3 filed May 5, 2003 (No. 333-105003).

*4(q)	Amended and Restated Declaration of Trust of PLC Capital Trust V filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 28, 2004.

*4(r)	Form of Preferred Security Certificate for PLC Capital Trust V (included as Exhibit A-1 of Exhibit 4(q)).

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

*10(b)(5)†	Form of Stock Appreciation Rights Award Letter for under the Company’s Long-Term Incentive Plan filed as Exhibit 10(b)(3) to the Company’s Current Report on Form 8-K filed March 10, 2005.

*10(b)(6)†	Amendment to the Protective Life Corporation Long-Term Incentive Plan filed as Exhibit 10(b)(1) to the Company’s Current Report on Form 8-K filed March 9, 2006.

*10(c)†	Excess Benefit Plan filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004.
*10(d)†	Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1986.

*10(d)(1)†	Form of Indemnity Agreement for Officers filed as Exhibit 10(d)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10(e)†	Form of the Company’s Employment Continuation Agreement (Executives) filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004.

*10(e)(1)†	Form of the Company’s Employment Continuation Agreement (Senior Officers) filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004.

*10(f)†
The Company’s Deferred Compensation Plan for Directors Who Are Not Employees of the Company as amended through March 3, 1997, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q filed May 14, 1997.

*10(f)(1)†
Amendment to the Company’s Deferred Compensation Plan for Directors who are not Employees of the Company effective as of November 4, 2002, filed as Exhibit 10(f)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

*10(g)†	The Company’s Deferred Compensation Plan for Officers as amended through March 3, 1997, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q filed May 14, 1997.

*10(g)(1)†
Amendment to the Company’s Deferred Compensation Plan for Officers effective as of February 5, 2001, filed as Exhibit 10(g)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

*10(g)(2)†
Amendment to the Company’s Deferred Compensation Plan for Officers effective as of November 4, 2002, filed as Exhibit 10(g)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

*10(h)†	The Company’s 1996 Stock Incentive Plan as amended through March 3, 1997, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed May 14, 1997.

*10(h)(1)†	The Company’s specimen letter confirming grants under the Company’s 1996 Stock Incentive Plan, filed as Exhibit 10(2) to the Company’s Quarterly Report on Form 10-Q filed November 13, 1996.

*10(i)†	Stock Plan for Non-Employee Directors of Protective Life Corporation filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004.

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

*10(o)	Guarantee of Protective Life Corporation dated February 7, 2006, filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed February 13, 2006.

21	Organization Chart of the Company and Affiliates.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Safe Harbor for Forward-Looking Statements.

*incorporated by reference
†Management contract or compensatory plan or arrangement

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME
PROTECTIVE LIFE CORPORATION
(Parent Company)

	Years Ended December 31
	2005	2004	2003
	(in thousands)
Revenues
Dividends from subsidiaries*	$2,322	$1,665	$8,917
Service fees from subsidiaries*	108,956	109,896	104,245
Net investment income	2,944	1,273	8,278
Realized investment gains (losses)	8,679	23,531	(4,399)
Other income (loss)	292	136	682
Total revenues	123,193	136,501	117,723
Expenses
Operating and administrative	67,243	81,065	95,199
Interest - subsidiaries	22,642	22,168	16,327
Interest - other	22,116	20,444	26,285
Total expenses	112,001	123,677	137,811
Income (loss) before income tax and other items below	11,192	12,824	(20,088)
Income tax expense (benefit)	4,635	(120)	(10,866)
Income before equity in undistributed income of subsidiaries	6,557	12,944	(9,222)
Equity in undistributed income of subsidiaries*	240,010	237,437	226,272
Net income before cumulative effect of change in accounting principle	246,567	250,381	217,050
Cumulative effect of change in accounting principle, net of income tax	0	(15,801)	0
Net income	$246,567	$234,580	$217,050

See Notes to Condensed Financial Information.

*Eliminated in consolidation.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	December 31
	2005	2004
	(in thousands)
Assets
Investments:
Fixed maturities	$2,145	$2,390
Other long-term investments	39,052	32,489
Short-term investments	6,971	830
Investments in subsidiaries (equity method)*	2,967,547	2,917,044
Total investments	3,015,715	2,952,753
Cash	2,749	0
Accrued investment income	0	44
Receivables from subsidiaries*	18,096	19,909
Property and equipment, net	1,316	1,060
Other	58,968	55,294
	$3,096,844	$3,029,060
Liabilities
Accrued expenses and other liabilities	$72,439	$64,863
Accrued income taxes	2,489	(4,457)
Deferred income taxes	35,661	33,033
Long-term debt	477,852	444,551
Subordinated debt securities	324,743	324,743
Total liabilities	913,184	862,733
Commitments and contingent liabilities - Note 5
Share-owners’ equity
Preferred stock
Common stock	36,626	36,626
Additional paid-in capital	440,474	426,927
Treasury stock	(12,765)	(13,632)
Unallocated stock in employee stock ownership plan	(1,610)	(1,989)
Retained earnings (including undistributed income of subsidiaries: 2005 - $1,917,597; 2004 - $1,677,587)	1,615,715	1,422,084
Accumulated other comprehensive income Net unrealized gains on investments (all from subsidiaries, net of income tax: 2005 - $57,649; 2004 - $154,913)	104,489	287,695
Accumulated gain - hedging (net of income tax: 2005 - $394; 2004 - $4,639)	731	8,616
Total share-owners’ equity	2,183,660	2,166,327
	$3,096,844	$3,029,060

See Notes to Condensed Financial Information.

*Eliminated in consolidation.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	Year Ended December 31
	2005	2004	2003
	(dollars in thousands)
Cash flows from operating activities
Net income	$246,567	$234,580	$217,050
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(8,679)	2,466	8,700
Equity in undistributed net income of subsidiaries*	(240,010)	(237,437)	(226,272)
Depreciation expense	264
Deferred income taxes	2,628	(10,120)	3,029
Accrued income taxes	7,331	40,790	(7,396)
Accrued expenses	4,478	(2,448)	16,262
Accrued investment income	44	(44)
Receivables from subsidiaries	1,813	(9,305)	(3,620)
Other (net)	6,825	(17,728)	(5,661)
Net cash provided by operating activities	21,261	754	2,092
Cash flows from investing activities
Purchase of and/or additional investments in subsidiaries*	(390)	(53,352)	(23,437)
Purchase of property and equipment	(520)		(222)
Principal payments received on loan to subsidiaries*			2,000
Cost of investments acquired	(93)	(5,293)
Sale of investments	7,783	991
Change in other long-term investments, net	484	2,650	7,940
Change in short-term investments, net	(6,141)	(179)	454
Net cash provided by (used in) investing activities	1,123	(55,183)	(13,265)
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	79,100	407,400	442,700
Principal payments on line of credit arrangements and long-term debt	(45,799)	(417,264)	(387,451)
Issuance of guaranteed preferred beneficial interests		103,093
Purchase of common stock			(371)
Dividends to share owners	(52,936)	(47,508)	(43,399)
Other financing activities		8,224
Net cash provided by (used in) financing activities	(19,635)	53,945	11,479
Increase (decrease) in cash	2,749	(484)	306
Cash at beginning of year	0	484	178
Cash at end of year	$2,749	$0	$484

See Notes to Condensed Financial Information.

*Eliminated in consolidation.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning January 1, 2006.

NOTE 2 - DEBT

At December 31, 2005, the Company had $68.0 million outstanding under its $200 million line of credit arrangement. $9.9 million of 7.45% Medium-Term Notes due 2011, $250.0 million of 4.30% Senior Notes due 2013, $150.0 million of 4.875% Senior Notes due 2014, $103.1 million of subordinated debentures due 2031, $118.6 million of subordinated debentures due 2032, and $103.1 million of subordinated debentures due 2034, were outstanding at December 31, 2005. The subordinated debentures were issued to affiliates in connection with the issuance by such affiliates of Trust Originated Preferred Securities.

NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2005	2004	2003
Cash paid during the year for:
Interest paid to non-affiliates	$22,761	$23,526	$28,006
Interest paid for subordinated debt securities	22,642	22,168	16,327
	$45,403	$45,694	$44,333
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	$(7,557)	$(29,983)

Noncash investing and financing activities

Reinsurance of treasury stock to ESOP	$2,309	$888	$877

Change in unallocated stock in ESOP	$379	$378	$410

Stock-based compensation	$12,106	$9,331	$10,204

NOTE 4 - OPERATING EXPENSES

In 2004, the Company incurred an additional $13.9 million of expense related to the payment of claims in the Company’s Corporate and Other segment. The Company incurred no such expense in 2005.

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company leases administrative and marketing office space in 22 cities including Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $5.4 million. Additionally, the Company leases a building contiguous to its home office, which expires in February 2007. Lease payments in 2006 approximate $3.1 million. At the end of the lease term the Company may purchase the building for approximately $75 million.

On August 26, 2005, Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by Protective Life Insurance Company (“Protective Life”), the Company's largest operating subsidiary, issued $100 million of non-recourse funding obligations, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $400 million of non-recourse funding obligations through June 2007. On December 28, 2005, Golden Gate issued an additional $25 million of non-recourse funding obligations under this facility. The total obligations outstanding at December 31, 2005 were $125.0 million, at an interest rate of 5.6%. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by Protective Life or the Company. The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (“Regulation XXX”). Under the terms of the notes, the holders of the notes cannot require repayment from the Company or any of the Company's subsidiaries, other than Golden Gate, the direct issuer of the notes, although the Company has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principle and interest on the notes). In addition, the Company has entered into certain support agreements with Golden Gate obligating the Company to make capital contributions to Golden Gate or provide support related to certain of Golden Gate's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate.

In conjunction with the Stock Purchase Agreement entered into by Protective Life Insurance Company on February 7, 2006, the Company executed a Guarantee (the “Guarantee”) in favor of JPMC and the Sellers by which the Company has unconditionally guaranteed the performance of Protective Life’s obligations under the Agreement, related documents and the related transactions contemplated by the Agreement. See additional information in Note 14 to Consolidated Financial Statements.

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

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
(in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F	COL. G	COL. H	COL. I	COL. J

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs	Other Operating Expenses(1)
Year Ended
December 31, 2005:
Life Marketing	$1,584,325	$7,027,066	$130,683	$62,851	$288,568	$261,859	$392,448	$55,688	$49,832
Acquisitions	330,278	3,091,166	274	757,043	186,804	223,201	273,626	27,072	30,301
Annuities	128,930	760,906	11,959	2,661,224	31,810	218,700	187,791	37,512	25,601
Stable Value Products	19,102			5,959,112		310,715	246,134	4,694	5,089
Asset Protection	101,972	139,834	576,282	7,587	179,473	32,389	101,477	69,474	62,246
Corporate and Other	7,381	100,260	20,804	145,829	42,268	133,638	51,891	4,063	107,252
Adjustments(2)		35,842	69
Total	$2,171,988	$11,155,074	$740,071	$9,593,646	$728,923	$1,180,502	$1,253,367	$198,503	$280,321
Year Ended
December 31, 2004:
Life Marketing	$1,262,637	$5,794,434	$43,500	$64,247	$208,682	$238,193	$274,584	$58,970	$42,119
Acquisitions	337,372	3,136,525	309	834,675	204,332	232,499	287,356	28,652	35,795
Annuities	81,251	772,440	8,861	2,669,776	30,341	210,888	183,271	32,271	23,159
Stable Value Products	18,301			5,377,917		268,184	205,168	3,480	6,377
Asset Protection	113,918	181,722	584,202	5,603	204,734	30,939	121,007	72,273	62,994
Corporate and Other	8,493	90,883	29,617	225,916	47,359	103,514	59,051	4,484	102,363
Adjustments(2)		38,102	71
Total	$1,821,972	$10,014,106	$666,560	$9,178,134	$695,448	$1,084,217	$1,130,437	$200,130	$272,807
Year Ended
December 31, 2003:
Life Marketing					$198,653	$231,238	$253,785	$66,078	$10,832
Acquisitions					213,912	246,143	291,768	32,690	43,087
Annuities					26,265	224,332	197,955	38,196	28,765
Stable Value Products						233,104	186,565	2,279	5,349
Asset Protection					242,182	36,652	142,166	80,320	80,980
Corporate and Other					52,278	59,283	79,335	5,544	86,419
Total					$733,290	$1,030,752	$1,151,574	$225,107	$255,432

(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2) Balance Sheet adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV - REINSURANCE
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
(dollars in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended
December 31, 2005:
Life insurance in force	$443,923,068	$393,605,152	$23,210,523	$73,528,439	31.6%
Premiums and policy fees:
Life insurance	$1,369,591	$1,064,657	$221,756	$526,690	42.1%
Accident/health insurance	107,072	43,855	4,100	67,317	6.1
Property and liability insurance	239,907	118,345	13,354	134,916	9.9
Total	$1,716,570	$1,226,857	$239,210	$728,923
Year Ended
December 31, 2004:
Life insurance in force	$379,588,512	$354,015,938	$29,448,143	$55,020,717	53.5%
Premiums and policy fees:
Life insurance	$1,218,899	$959,643	$219,917	$479,173	45.9%
Accident/health insurance	113,367	60,560	25,461	78,268	32.5
Property and liability insurance	215,846	105,443	27,604	138,007	20.0
Total	$1,548,112	$1,125,646	$272,982	$695,448
Year Ended
December 31, 2003:
Life insurance in force	$324,318,517	$292,740,795	$22,176,303	$53,754,025	41.3%
Premiums and policy fees:
Life insurance	$1,028,053	$781,776	$247,592	$493,869	50.1%
Accident/health insurance	99,023	61,644	59,633	97,012	61.5
Property and liability insurance	170,322	91,015	65,688	142,409	46.1
Total	$1,297,398	$934,435	$372,913	$733,290

SCHEDULE V - VALUATION ACCOUNTS
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
(dollars in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charges to other accounts	Deductions	Balance at end of period
2005
Allowance for Uncollected Reinsurance Receivable	$0	$0	$0	$0	$0
2004
Allowance for Uncollected Reinsurance Receivable	$6,462	$0	$0	$6,462	$0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

By: /s/ John D. Johns
John D. Johns
Chairman of the Board, President
and Chief Executive Officer
March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ John D. Johns	Chairman of the Board, President	March 16, 2006
JOHN D. JOHNS	and Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Allen W. Ritchie	Executive Vice President and	March 16, 2006
ALLEN W. RITCHIE	Chief Financial Officer
(Principal Financial Officer)

/s/ Steven G. Walker	Senior Vice President, Controller,	March 16, 2006
STEVEN G. WALKER	and Chief Accounting Officer
(Principal Accounting Officer)

*	Director	March 16, 2006
JOHN J. MCMAHON, JR.

*	Director	March 16, 2006
JAMES S. M. FRENCH

*	Director	March 16, 2006
DONALD M. JAMES

*	Director	March 16, 2006
J. GARY COOPER

*	Director	March 16, 2006
H. CORBIN DAY
*	Director	March 16, 2006
W. MICHAEL WARREN, JR.

*	Director	March 16, 2006
MALCOLM PORTERA

*	Director	March 16, 2006
THOMAS L. HAMBY

*	Director	March 16, 2006
VANESSA LEONARD

*	Director	March 16, 2006
WILLIAM A. TERRY

*	Director	March 16, 2006
CHARLES D. MCCRARY

*	Director	March 16, 2006
C. DOWD RITTER

*John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By: /s/ John D. Johns
JOHN D. JOHNS
Attorney-in-fact