Form 10-Q
period 2006-09-30
PROTECTIVE LIFE CORP
filed 2006-11-09
CIK 355429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or
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

Number of shares of Common Stock, $0.50 par value, outstanding as of November 8, 2006: 69,934,412

PROTECTIVE LIFE CORPORATION Quarterly Report on Form 10-Q For Quarter Ended September 30, 2006 INDEX
		Page
Part I.	Financial Information:

Item 1.	Financial Statements (unaudited):
Consolidated Condensed Statements of Income for the
Three and Nine Months ended September 30, 2006 and 2005		2
Consolidated Condensed Balance Sheets as of September 30, 2006
and December 31, 2005		3
Consolidated Condensed Statements of Cash Flows for the
Nine Months ended September 30, 2006 and 2005		4
Notes to Consolidated Condensed Financial Statements		5

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations		17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

Part II.	Other Information:

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6.	Exhibits	51

Signature		52

Index

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Revenues
Gross premiums and policy fees	$637,457	$486,660	$1,651,362	$1,439,817
Reinsurance ceded	(371,688)	(282,919)	(960,127)	(877,582)
Net premiums and policy fees	265,769	203,741	691,235	562,235
Net investment income	410,746	306,885	1,010,545	877,212
Realized investment gains (losses):
Derivative financial instruments	(55,302)	7,662	(46,764)	(24,727)
All other investments	78,645	3,612	98,461	43,970
Other income	62,355	47,377	164,490	137,166
Total revenues	762,213	569,277	1,917,967	1,595,856
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded:
(three months: 2006 - $299,119; 2005 - $231,557
nine months: 2006 - $846,244; 2005 - $776,404)	488,948	333,365	1,174,493	925,435
Amortization of deferred policy acquisition costs and value of businesses acquired	67,199	57,950	151,383	184,068
Other operating expenses, net of reinsurance ceded:
(three months: 2006 - $176,894; 2005 - $39,437
nine months: 2006 - $271,888; 2005 - $130,800)	118,168	71,095	290,850	214,174
Total benefits and expenses	674,315	462,410	1,616,726	1,323,677
Income before income tax	87,898	106,867	301,241	272,179
Income tax expense	30,597	36,976	104,862	94,174
Net income	$57,301	$69,891	$196,379	$178,005
Net income per share - basic	$0.81	$0.99	$2.77	$2.52
Net income per share - diluted	$0.80	$0.98	$2.75	$2.50
Cash dividends paid per share	$0.215	$0.195	$0.625	$0.565
Average shares outstanding - basic	70,811,292	70,582,016	70,789,982	70,525,004
Average shares outstanding - diluted	71,355,221	71,350,044	71,431,304	71,301,335

Index

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30	December 31
	2006	2005
Assets
Investments:
Fixed maturities, at market (amortized cost: 2006 - $20,937,809; 2005 - $15,172,482)	$21,146,307	$15,472,386
Equity securities, at market (cost: 2006 - $117,604; 2005 - $114,994)	124,495	121,012
Mortgage loans on real estate	3,650,356	3,287,745
Investment in real estate, net of accumulated depreciation (2006 - $9,231; 2005 - $14,684)	52,263	72,932
Policy loans	835,817	458,825
Other long-term investments	290,304	279,676
Short-term investments	1,377,210	776,139
Total investments	27,476,752	20,468,715
Cash	39,285	83,670
Accrued investment income	266,688	189,038
Accounts and premiums receivable, net of allowance for uncollectible amounts (2006 - $3,876; 2005 - $3,296)	130,427	82,080
Reinsurance receivables	4,541,415	3,020,685
Deferred policy acquisition costs and value of businesses acquired	3,099,726	2,171,988
Goodwill	68,472	49,423
Property and equipment, net	44,569	47,010
Other assets	248,197	140,124
Income tax receivable	0	85,807
Assets related to separate accounts
Variable annuity	2,604,488	2,377,124
Variable universal life	285,954	251,329
	$38,805,973	$28,966,993
Liabilities
Policy liabilities and accruals	$15,667,970	$11,895,145
Stable value product account balances	5,515,633	6,057,721
Annuity account balances	8,943,078	3,388,005
Other policyholders' funds	340,756	147,921
Other liabilities	1,123,252	968,403
Accrued income taxes	99,428	0
Deferred income taxes	271,894	317,317
Non-recourse funding obligations	250,000	125,000
Liabilities related to variable interest entities	435,756	448,093
Long-term debt	471,132	482,532
Subordinated debt securities	524,743	324,743
Liabilities related to separate accounts
Variable annuity	2,604,488	2,377,124
Variable universal life	285,954	251,329
	36,534,084	26,783,333
Commitments and contingent liabilities - Note 2
Share-owners' equity
Preferred Stock, $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2006 and 2005 -160,000,000 shares issued: 2006 and 2005 - 73,251,960	36,626	36,626
Additional paid-in capital	441,589	440,475
Treasury stock, at cost (2006 - 3,317,683 shares; 2005 - 3,557,911 shares)	(11,906)	(12,765)
Unallocated stock in Employee Stock Ownership Plan (2006 - 369,854 shares; 2005 - 480,356 shares)	(1,231)	(1,610)
Retained earnings	1,768,416	1,615,714
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2006 - $27,522; 2005 - $57,649)	51,541	104,489
Accumulated gain (loss) - hedging, net of income tax: (2006 - $(5,881); 2005 - $394)	(11,014)	731
Minimum pension liability adjustment, net of income tax: (2006 - $(1,138); 2005 - $0)	(2,132)	0
	2,271,889	2,183,660
	$38,805,973	$28,966,993

Index

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2006	2005
Cash flows from operating activities
Net income	$196,379	$178,005
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(51,697)	(19,243)
Amortization of deferred policy acquisition costs and value of businesses acquired	151,383	184,068
Capitalization of deferred policy acquisition costs	(270,310)	(325,693)
Depreciation expense	9,943	11,763
Deferred income tax	(32,152)	38,421
Accrued income tax	155,127	(64,978)
Interest credited to universal life and investment products	631,131	532,337
Policy fees assessed on universal life and investment products	(342,255)	(308,330)
Change in reinsurance receivables	(396,811)	(112,414)
Change in accrued investment income and other receivables	(11,320)	(19,424)
Change in policy liabilities and other policyholders' funds of traditional life and health products	897,463	577,425
Trading securities:
Maturities and principal reductions of investments	104,558	0
Sale of investments	2,487,491	0
Cost of investments acquired	(2,181,807)	0
Other net change in trading securities	(153,812)	2,145
Change in other liabilities	84,737	15,653
Other, net	495	(17,190)
Net cash provided by operating activities	1,278,543	672,545
Cash flows from investing activities
Investments available for sale:
Maturities and principal reductions of investments
Fixed maturities	876,495	1,314,338
Equity securities	0	283
Sale of investments
Fixed maturities	3,868,845	3,473,728
Equity securities	3,627	9,298
Cost of investments acquired
Fixed maturities	(4,314,116)	(6,511,259)
Equity securities	(3,343)	(48,171)
Mortgage loans:
New borrowings	(722,318)	(447,717)
Repayments	357,627	346,056
Change in investment real estate, net	42,258	3,249
Change in policy loans, net	3,616	19,266
Change in other long-term investments, net	11,787	12,036
Change in short-term investments, net	(293,606)	437,993
Purchase of property and equipment	(4,682)	(8,822)
Payments for business acquisitions, net of cash acquired of $366,404	(567,180)	0
Net cash used in investing activities	(740,990)	(1,399,722)
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	141,600	63,100
Principal payments on line of credit arrangement and long-term debt	(153,000)	(42,725)
Issuance of capital securities	200,000	0
Net proceeds from securities sold under repurchase agreements	0	142,850
Payments on liabilities related to variable interest entities	(12,337)	(17,687)
Issuance of non-recourse funding obligations	125,000	100,000
Dividends to share owners	(43,679)	(39,345)
Investment product deposits and change in universal life deposits	1,808,908	2,318,325
Investment product withdrawals	(2,574,251)	(1,952,911)
Excess tax benefits on stock based compensation	2,865	0
Other financing activities, net	(77,044)	88,539
Net cash provided by (used in) financing activities	(581,938)	660,146
Change in cash	(44,385)	(67,031)
Cash at beginning of period	83,670	130,596
Cash at end of period	$39,285	$63,565

Index

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in tables are in thousands, except per share amounts)

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Index

3. Recent Acquisitions

Chase Insurance Group Acquisition

As reported in the Company’s Current Report on Form 8-K filed July 10, 2006, on July 3, 2006, Protective Life Insurance Company (“Protective Life”), the Company’s largest operating subsidiary, completed the acquisition contemplated by the Stock Purchase Agreement previously reported in our Current Report on Form 8-K dated February 13, 2006. Pursuant to that agreement with JPMorgan Chase & Co. (“JPMC”) and two of its wholly-owned subsidiaries (collectively, the “Sellers”), Protective Life and its subsidiary West Coast Life Insurance Company purchased from the Sellers the Chase Insurance Group, which consists of five insurance companies that manufacture and administer traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”) for a net purchase price of $860.4 million. The aggregate purchase price for the Chase Insurance Group was $825 million, subject to adjustments related to the preliminary adjusted book value and other adjustments based on account values and volume adjustments. The final purchase price is subject to post-closing adjustment payments from Sellers or Protective Life, as the case may be, to reflect the final adjusted book value of the Chase Insurance Group plus estimated transaction costs. The Chase Insurance Group is headquartered in Elgin, Illinois, and offers primarily level premium term and other traditional life products, as well as fixed and variable annuity products. The Chase Insurance Group’s results of operations are included in the Company’s consolidated results of operations beginning July 3, 2006.

This transaction was accounted for under the purchase method of accounting prescribed by SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. We have reflected our initial allocation of the purchase price based on estimated fair value according to preliminary valuations. Such estimated values may change as additional information is obtained and the value is finalized. The preliminary allocation of the $860.4 million aggregate purchase price to the specific identifiable tangible and intangible assets and liabilities is as follows:

Preliminary Fair Value(Dollars in thousands)
ASSETS
Investments	$6,789,452
Policy loans	380,608
Cash	364,531
Accrued investment income	88,069
Accounts and premiums receivable, net	9,570
Reinsurance receivable	1,123,919
Value of business acquired and other intangible assets	713,014
Other assets	49,158
Assets related to separate accounts	110,073
Total assets	9,628,394

LIABILITIES
Policy liabilities and accruals	2,703,997
Annuity account balances	5,528,849
Other policyholders’ funds	257,912
Other liabilities	144,248
Accrued income taxes	22,925
Liabilities related to separate accounts	110,073
Total liabilities	8,768,004

NET ASSETS ACQUIRED	$860,390

The Chase Insurance Group acquisition was funded through the issuance of $200 million of capital securities (see Note 10) together with cash. The capital securities will mature and become due and payable, together with any accrued and unpaid interest thereon, on June 30, 2066.

Immediately after the closing of the acquisition, the Company entered into agreements with Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) and Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, the “Wilton Re Group”), whereby AFLIAC reinsured 100% of the variable annuity business of the Chase Insurance Group and the Wilton Re Group reinsured approximately 42% of the other insurance business of the Chase Insurance Group. The aggregate ceding commissions received by the Company from these transactions was $319.8 million, which is approximately $231.7 million on an after tax basis.

Index

Certain of the reinsurance agreements with AFLAIC and the Wilton Re Group are in the form of modified coinsurance (“Modco”) agreements. Company investments that support these agreements, consisting of fixed maturity and equity securities in designated portfolios, are designated as “trading securities” under GAAP. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are included in net income as realized investment gains (losses) as they occur. Offsetting these amounts are corresponding changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements.

Western General Acquisition

On July 14, 2006, the Company completed the acquisition of the vehicle extended service contract business of Western General effective as of July 1, 2006. Western General, headquartered in Calabasas, California, is a provider of vehicle service contracts nationally, focusing primarily on the West Coast market. Western General currently provides extended service contract administration for several automobile manufacturers and provides used car service contracts for a publicly-traded national dealership group.

This transaction was accounted for under the purchase method of accounting prescribed by SFAS No. 141, “Business Combinations” (“SFAS 141”). Western General’s results of operations are included in the Company’s consolidated results of operations beginning July 1, 2006. The purchase price for Western General was $33.0 million, and is subject to contingent consideration based on future performance.

The fair value of Western General’s net assets acquired was $14.2 million. Goodwill of $18.8 million resulted from the excess of purchase price over the fair value of Western General’s net assets. This goodwill was allocated to the Company’s Asset Protection segment. The Company paid a premium over the fair value of Western General’s net assets for a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition including, but not limited to, the following:

•	Expanded distribution network
•	Increased geographic presence
•	Broader product portfolio in our core product lines
•	Additional administration capabilities
•	Greater size and scale with improved earnings diversification

Index

SFAS 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. We have reflected our initial allocation of the purchase price based on estimated fair value according to preliminary valuations. Such estimated values may change as additional information is obtained and the value is finalized. The following table summarizes the preliminary fair values of the net assets acquired as of the acquisition date:

Preliminary Fair Value (Dollars in thousands)
ASSETS
Investments	$ 18,571
Cash	1,873
Accrued investment income	114
Accounts and premiums receivable, net	16,924
Value of business acquired and other intangible assets	12,650
Goodwill	18,813
Property and equipment	450
Other assets	9,990
Income tax receivable	41
Deferred income taxes	2,735
Total assets	82,161

LIABILITIES
Policy liabilities and accruals	39,596
Other liabilities	9,607
Total liabilities	49,203

NET ASSETS ACQUIRED	$ 32,958

Pro forma Condensed Consolidated Results of Operations

The following (unaudited) pro forma condensed consolidated results of operations assume that the acquisitons of both the Chase Insurance Group and Western General were completed as of January 1, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Dollars in thousands)
Revenue	$762,213	$696,377	$2,160,565	$1,975,558

Net Income	$57,301	$83,665	$215,560	$217,950

Net income per common share:
Basic	$0.81	$1.19	$3.05	$3.09
Diluted	$0.80	$1.17	$3.02	$3.06

The pro forma information above is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Goodwill

The changes in the carrying amount of goodwill for the period ended September 30, 2006, are as follows:
	Life Marketing	Asset Protection	Corporate and Other	Total Consolidated
	(Dollars in thousands)
Balance as of December 31, 2005	$10,354	$38,986	$83	$49,423
Goodwill acquired in current period acquisitions	0	18,813	0	18,813
Contingent payment related to prior acquisition	0	236	0	236
Balance as of September 30, 2006	$10,354	$58,035	$83	$68,472

Index

The $18.8 million increase in goodwill in the Asset Protection segment is related to the Western General acquisition discussed in Note 3. Goodwill also increased by $0.2 million in the Asset Protection segment due to a contingent payment related to the purchase of a small subsidiary in a prior year.

5. Operating Segments

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

•
The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies and annuity products sold to individuals.

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

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its consolidated net income and assets. Segment operating income is generally income before income tax excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs and participating income from real estate ventures). Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income. Segment operating income represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, amortization of deferred policy acquisition costs (“DAC”) and value of businesses acquired (“VOBA”) are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while deferred policy acquisition costs, value of businesses acquired, and goodwill are shown in the segments to which they are attributable.

Index

There are no significant intersegment transactions.

The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Dollars in thousands)
Revenues
Life Marketing	$233,808	$186,950	$649,290	$494,695
Acquisitions	249,547	102,214	451,503	310,159
Annuities	68,342	64,431	199,616	223,999
Stable Value Products	85,255	80,418	245,694	233,078
Asset Protection	81,035	67,723	216,487	204,748
Corporate and Other	44,226	67,541	155,377	129,177
Total revenues	$762,213	$569,277	$1,917,967	$1,595,856

Segment Operating Income (Loss)
Life Marketing	$40,270	$38,014	$132,276	$115,487
Acquisitions	32,060	19,510	70,924	62,018
Annuities	5,351	4,927	16,242	17,136
Stable Value Products	10,429	13,743	34,573	41,626
Asset Protection	(14,401)	6,102	3,241	18,566
Corporate and Other	(3,929)	16,236	14,582	37,261
Total segment operating income	69,780	98,532	271,838	292,094

Realized investment gains (losses) - investments (1)	72,266	3,450	77,039	14,233
Realized investment gains (losses) - derivatives (2)	(54,148)	4,885	(47,636)	(34,148)
Income tax expense	(30,597)	(36,976)	(104,862)	(94,174)
Net income	$57,301	$69,891	$196,379	$178,005

(1) Realized investment gains (losses) - investments	$78,645	$3,612	$98,461	$43,970
Less participating income from real estate ventures	0	0	13,494	5,883
Less related amortization of DAC	6,379	162	7,928	23,854
	$72,266	$3,450	$77,039	$14,233

(2) Realized investment gains (losses) - derivatives	$(55,302)	$7,662	$(46,764)	$(24,727)
Less settlements on certain interest rate swaps	654	2,777	2,659	9,421
Less derivative losses related to certain annuities	(1,808)	0	(1,787)	0
	$(54,148)	$4,885	$(47,636)	$(34,148)

The Asset Protection segment’s operating income for the third quarter of 2006 includes a bad debt charge of $26 million related to its Lenders Indemnity product line. This charge is a result of the Company’s assessment of the inability of the servicer of this business and an affiliated reinsurer to meet their obligations to the Company.

Index

	Operating Segment Assets September 30, 2006 (Dollars in thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$7,662,582	$12,075,879	$6,441,083	$5,389,729
Deferred policy acquisition costs and value of businesses acquired	1,804,742	1,011,969	111,210	16,786
Goodwill	10,354	0	0	0
Total assets	$9,477,678	$13,087,848	$6,552,293	$5,406,515

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$ 937,260	$3,092,557	$38,685	$35,637,775
Deferred policy acquisition costs and value of businesses acquired	98,162	56,857	0	3,099,726
Goodwill	58,035	83	0	68,472
Total assets	$1,093,457	$3,149,497	$38,685	$38,805,973

	Operating Segment Assets December 31, 2005 (Dollars in thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$7,219,157	$3,914,853	$6,065,367	$5,959,112
Deferred policy acquisition costs and value of businesses acquired	1,584,325	330,278	128,930	19,102
Goodwill	10,354	0	0	0
Total assets	$8,813,836	$4,245,131	$6,194,297	$5,978,214

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$812,774	$2,732,774	$41,545	$26,745,582
Deferred policy acquisition costs and value of businesses acquired	101,972	7,381	0	2,171,988
Goodwill	38,986	83	0	49,423
Total assets	$953,732	$2,740,238	$41,545	$28,966,993

Index

6.  Net Income Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share is presented below:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Calculation of basic earnings per share:
Net income	$57,301	$69,891	$196,379	$178,005

Average shares issued and outstanding	69,807,783	69,678,535	69,801,909	69,611,900
Issuable under various deferred compensation plans	1,003,509	903,481	988,073	913,104
Weighted shares outstanding - Basic	70,811,292	70,582,016	70,789,982	70,525,004

Basic earnings per share	$0.81	$0.99	$2.77	$2.52

Calculation of diluted earnings per share:
Net income	$57,301	$69,891	$196,379	$178,005

Weighted shares outstanding - Basic	70,811,292	70,582,016	70,789,982	70,525,004
Stock appreciation rights (“SARs”)(a)	267,182	316,549	291,044	294,578
Issuable under various other stock-back compensation plans	276,747	451,479	350,278	481,753
Weighted shares outstanding - Diluted	71,355,221	71,350,044	71,431,304	71,301,335

Diluted earnings per share	$0.80	$0.98	$2.75	$2.50
(a)    Excludes 144,100 and 119,400 SARs as of September 30, 2006 and 2005, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding.

7. Recently Issued Accounting Standards

Statement of Position 05-1. In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97 (“SFAS 97”), “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and any unamortized DAC, unearned revenue and deferred sales charges must be written off. SOP 05-1 is to be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company plans to adopt SOP 05-1 effective January 1, 2007. The Company is currently evaluating potential effects of SOP 05-1 on our consolidated financial position and results of operations.

Index
SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS155”). SFAS155 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and resolves issues addressed in SFAS 133 DIG Issue D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” SFAS 155 partially eliminates the exemption from applying the bifurcation requirements of SFAS 133 to interests in securitized financial assets, in an effort to ensure that similar instruments are accounted for consistently regardless of the form of the instrument. The Company is currently evaluating the impact SFAS 155, which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, but does not currently believe that its adoption will have a material impact on its financial position or results of operations.

    SFAS No. 156 - Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement 140” (“SFAS 156”). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Additionally, SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating SFAS 156, but does not believe that its adoption will have a material impact on its financial position or results of operations.

FASB Interpretation No. 48. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 provides guidance on the recognition and measurement of uncertain tax positions. It also addresses changes in judgment with respect to the recognition and measurement of uncertain tax positions, the accrual of any interest and penalties related to tax uncertainties, the balance sheet classification of liabilities resulting from tax uncertainties, and qualitative and quantitative disclosures required. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

SFAS No. 157 - Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective prospectively with a limited form of retrospective application for fiscal years beginning after November 15, 2007 with early adoption encouraged. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated results of operations and financial position.

SFAS No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). In September 2006, the FASB issued SFAS No. 158 (“SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), and SFAS No. 132 (revised), “Employers’ Disclosures About Pensions and Other Postretirement Benefits” (“SFAS 132(R))”. SFAS 158 requires that the funded status of defined benefit postretirement plans be fully recognized on the statement of financial position, and requires the recognition of changes in the funded status of such plans in the year in which the changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 and therefore will be adopted by the Company as of December 31, 2006. This standard will be adopted prospectively, and as a result, prior periods will not be restated. The Company is currently evaluating potential effects of SFAS 158 on our consolidated financial position and results of operations.

Index

Staff Accounting Bulletin No. 108. In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on quantifying financial statement misstatements. SAB 108 requires financial statement misstatements to be quantified in relation to both its impact on the current year income statement (the “rollover” approach) and the current year balance sheet (the “iron curtain” approach). If a misstatement is material under either approach (the “dual approach”) the financial statements must be adjusted for the misstatement.

8. Comprehensive Income

The following table sets forth the Company's comprehensive income (loss) for the periods presented below:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$ 57,301	$ 69,891	$196,379	$178,005
Change in net unrealized gains on investments, net of income tax: (three months: 2006 - $134,634; 2005 - $(61,309) nine months: 2006 - $(889); 2005 - $(45,788))	252,245	(113,859)	(1,666)	(85,034)
Change in accumulated gain-hedging, net of income tax: (three months: 2006 - $(7,844); 2005 - $3,593 nine months: 2006 - $(6,272); $2005 - $977)	(14,696)	6,673	(11,745)	1,815
Minimum pension liability adjustment, net of income tax: (three months: 2006 - $0; 2005 - $0 nine months: 2006 - $(1,138); $2005 - $0)	0	0	(2,132)	0
Reclassification adjustment for amounts included in net income, net of income tax: (three months: 2006 - $(26,597); 2005 - $(1,264) nine months: 2006 - $(27,384); 2005 - $(15,390))	(49,830)	(2,348)	(51,282)	(28,581)
Comprehensive income (loss)	$245,020	$ (39,643)	$129,554	$ 66,205

9. Retirement Benefit Plans

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost - Benefits earned during the period	$ 2,407	$ 1,557	$ 6,709	$ 5,352
Interest cost on projected benefit obligations	1,713	1,700	6,371	5,844
Expected return on plan assets	(1,847)	(1,986)	(7,619)	(6,828)
Amortization of prior service cost	35	54	153	187
Amortization of actuarial losses	719	714	2,765	2,453
Net periodic benefit cost	$ 3,027	$ 2,039	$ 8,379	$ 7,008

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $7.0 million to its defined benefit pension plan during 2006. The Company has not yet determined the amount, if any, that it will contribute to this plan in 2006. As of September 30, 2006, no contributions have been made to the defined benefit pension plan.

In addition to pension benefits, the Company provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the nine months ended September 30, 2006 and 2005 was immaterial.

Index

10. Borrowings

Long Term Debt

At September 30, 2006, the Company had $56.6 million outstanding at a weighted average interest rate of 5.6% under its $200 million revolving line of credit due July 30, 2009. The Company was in compliance with all debt covenants at September 30, 2006.

Non-Recourse Funding Obligations

The Company issued $125.0 million of non-recourse funding obligations during the first nine months of 2006, bringing the total amount outstanding to $250.0 million at September 30, 2006. The weighted average interest rate as of September 30, 2006, was 6.6%.

Issuance of Capital Securities

In connection with the Chase Insurance Group acquisition discussed in Note 3, on July 3, 2006, the Company issued $200.0 million of 7.25% Capital Securities due 2066 (the "Capital Securities").

11. Stock-Based Compensation

Since 1973, the Company has had stock-based incentive plans to motivate management to focus on the Company’s long-range performance through the awarding of stock-based compensation. Under plans approved by share owners in 1997 and 2003, up to 6,500,000 shares may be issued in payment of awards.

Through December 31, 2005, the Company accounted for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) which was originally issued by the FASB in 1995. As originally issued, FAS123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS123R”), using the modified prospective method, and accordingly prior periods have not been restated. SFAS 123R requires companies to measure the cost of share-based payments to employees using a fair value model and to recognize that cost over the relevant service period. Since the Company elected to recognize the cost of its share-based compensation plans in its financial statements when it originally adopted SFAS 123, the adoption of SFAS 123R in the first quarter of 2006 did not have a material impact on the Company’s financial position, results of operations, or earnings per share.

In addition, SFAS 123R requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred. This change in method related to forfeitures also did not have a material impact on the Company’s financial position or results of operations.

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from payouts of stock based compensation as operating cash flows. SFAS 123R requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards) from the date of adoption of SFAS 123R to be classified as a part of cash flows from financing activities. As a result of adopting SFAS 123R as of January 1, 2006, $2.9 million of excess tax benefits for the first nine months of 2006 have been classified as financing cash flows.

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

Index

Performance shares awarded in 2006 and their estimated fair value at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value
		(Dollars in thousands)

2006	135,280	$6,500

Performance shares are equivalent in value to one share of Company Common Stock times the award earned percentage payout. At September 30, 2006, the total outstanding performance shares related to these performance-based plans (including shares issued prior to January 1, 2006) measured at maximum payouts was 801,174.

During 2006, stock appreciation rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s Common Stock. The SARs are exercisable either in four equal annual installments beginning one year after the date of grant or after five years depending on the terms of the grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, upon a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for the first nine months of 2006 is as follows:
	Weighted Average Base Price	No. of SARs
Balance at December 31, 2005	$26.89	1,467,210
SARs granted	47.36	81,970
SARs exercised	22.23	(326,459)
Balance at September 30, 2006	$29.51	1,222,721

The outstanding SARs at September 30, 2006, were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$22.31	505,776	3	505,776
31.29	2,500	4	2,500
32.00	435,000	5	0
26.49	80,000	6	0
41.05	117,475	8	9,175
48.60	46,900	9	0
45.70	35,070	9	0

The SARs issued in 2006 had estimated fair values at grant date of $1.2 million. The fair value of the 2006 SARs was estimated using a Black-Scholes option pricing model. The assumptions used varied depending on the vesting period of the awards. Assumptions used in the model were as follows: expected volatility ranged from 15.5% to 32.5%, the risk-free interest rate ranged from 4.6% to 5.0%, a dividend rate of 1.7%, a zero forfeiture rate, and the expected exercise date ranged from 2011 to 2014.

The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s Common Stock and the market value at the exercise date for each SAR.

Additionally during 2006, the Company issued 6,500 restricted stock units at a fair value of $45.70 per unit. These awards, with a total fair value of $0.3 million, vest over a three year period.

The Company recognizes all stock based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by the Company for its stock-based compensation plans was $3.4 million for the first nine months of 2006. Additionally, as of September 30, 2006, $11.5 million of unrecognized expense related to the Company’s stock-based compensation plans is expected to be recognized in future periods through December 31, 2009. The Company’s obligations of its stock-based compensation plans that are expected to be settled in shares of the Company’s Common Stock are reported as a component of share-owners’ equity, net of deferred taxes.

Index

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

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest on debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business. The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” and makes adjustments to its segment reporting as needed.

Index

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

OVERVIEW

In the following discussion, segment operating income is defined as income before income tax, excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and participating income from real estate ventures). Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income because the derivatives are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the Company’s business. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

Index

The following table presents a summary of results and reconciles segment operating income to consolidated net income:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Segment Operating Income (Loss)
Life Marketing	$40,270	$38,014	5.9%	$132,276	$115,487	14.5%
Acquisitions	32,060	19,510	64.3	70,924	62,018	14.4
Annuities	5,351	4,927	8.6	16,242	17,136	(5.2)
Stable Value Products	10,429	13,743	(24.1)	34,573	41,626	(16.9)
Asset Protection	(14,401)	6,102	(336.0)	3,241	18,566	(82.5)
Corporate and Other	(3,929)	16,236	(124.2)	14,582	37,261	(60.9)
Total segment operating income	69,780	98,532	(29.2)	271,838	292,094	(6.9)

Realized investment gains (losses) - investments(1)	72,266	3,450		77,039	14,233
Realized investment gains (losses) - derivatives(2)	(54,148)	4,885		(47,636)	(34,148)
Income tax expense	(30,597)	(36,976)		(104,862)	(94,174)
Net income	$57,301	$69,891	(18.0)	$196,379	$178,005	10.3

(1) Realized investment gains (losses) - investments	$78,645	$3,612		$98,461	$43,970
Less participating income from real estate ventures	0	0		13,494	5,883
Less related amortization of DAC	6,379	162		7,928	23,854
	$72,266	$3,450		$77,039	$14,233

(2) Realized investment gains (losses) - derivatives	$(55,302)	$7,662		$(46,764)	$(24,727)
Less settlements on certain interest rate swaps	654	2,777		2,659	9,421
Less derivative losses related to certain annuities	(1,808)	0		(1,787)	0
	$(54,148)	$4,885		$(47,636)	$(34,148)

Net income for the third quarter and first nine months of 2006 reflects declines of 29.2% and 6.9%, respectively, in segment operating income compared to the same periods of 2005. These declines primarily are the result of charges taken in the Asset Protection and Corporate and Other segments (see below). Net realized investment gains were $18.1 million for the third quarter compared to gains of $8.3 million for the same period of 2005, a favorable change of $9.8 million. For the first nine months of 2006, the Company had net realized investment gains of $29.4 million compared to net realized investment losses of $19.9 million for the same period of 2005, a favorable change of $49.3 million.

Life Marketing segment operating income was $40.3 million and $132.3 million for the current quarter and year-to-date, respectively, representing increases of 5.9% and 14.5% over the same periods of the prior year. These increases were attributable to growth in business in-force due to strong sales in prior periods, favorable DAC unlocking of approximately $14.1 million in the second quarter of 2006, and favorable mortality variances.

The increases in the Acquisitions segment’s operating income for both the current quarter and year-to-date are due to the acquisition of the Chase Insurance Group completed in the third quarter of 2006. This acquisition contributed $13.2 million to the Acquisition segment’s operating income for the third quarter and first nine months of 2006.

Favorable DAC unlocking of $5.0 million during the second quarter of 2005 drove the year-to-date decrease in operating income for the Annuities segment. The impact of the favorable DAC unlocking in 2005 was somewhat offset in 2006 by improvement in the equity markets, increasing account balances, and a 12 basis point improvement in interest spread during the current quarter.

Spread compression due to increasing short term interest rates combined with a decline in average account values caused operating income to decline 24.1% for the third quarter and 16.9% for the first nine months of 2006 in the Stable Value Products segment compared to the same periods of 2005.

Index

The Asset Protection segment’s 336.0% and 82.5% declines in operating income for the third quarter and first nine months of 2006, respectively, are the result of bad debt charges of $26.0 million and $27.1 million, respectively, in one of the lines the segment is no longer marketing. See additional discussion of this event in the following discussion of results by business segment. Excluding the impact of these charges, operating income for the Asset Protection segment increased 90.1% and 63.4%, respectively, for the current quarter and year-to-date due to improvements in the segment’s service contract line, as well as their inventory protection product (“IPP”) line. Earnings from the service contract line are up $4.3 million (25.2%) year-to-date, while IPP earnings are up $6.8 million year-to-date.

The decline in operating income for the Corporate and Other segment is primarily the result of a $9.0 million charge recorded in the current quarter to strengthen reserves related to the discontinued Residual Value line of business. The reserve strengthening is the result of a further decline in used car prices and an increase in the expected frequency and severity of claims.

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

Life Marketing
The Life Marketing segment markets level premium term and term-like insurance (collectively “traditional life”), universal life (“UL”), variable universal life and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations. Segment results were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$327,355	$297,098	10.2%	$978,215	$861,200	13.6%
Reinsurance ceded	(206,269)	(204,572)	0.8	(652,048)	(640,286)	1.8
Net premiums and policy fees	121,086	92,526	30.9	326,167	220,914	47.6
Net investment income	80,444	66,847	20.3	228,771	190,541	20.1
Other income	32,278	27,577	17.0	94,352	83,240	13.3
Total operating revenues	233,808	186,950	25.1	649,290	494,695	31.3

BENEFITS AND EXPENSES
Benefits and settlement expenses	147,213	112,119	31.3	405,544	274,896	47.5
Amortization of deferred policy acquisition costs	21,689	23,831	(9.0)	42,791	63,071	(32.2)
Other operating expenses	24,636	12,986	89.7	68,679	41,241	66.5
Total benefits and expenses	193,538	148,936	29.9	517,014	379,208	36.3

OPERATING INCOME	40,270	38,014	5.9	132,276	115,487	14.5

INCOME BEFORE INCOME TAX	$40,270	$38,014	5.9	$132,276	$115,487	14.5

Index

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales By Product
Traditional	$39,552	$27,975	41.4%	$112,761	$89,344	26.2%
Universal life	13,028	50,308	(74.1)	60,625	124,695	(51.4)
Variable universal life	1,697	1,698	(0.1)	4,610	4,033	14.3
	$54,277	$79,981	(32.1)	$177,996	$218,072	(18.4)

Sales By Distribution Channel
Brokerage general agents	$33,733	$36,072	(6.5)	$104,556	$101,740	2.8
Independent agents	7,814	21,798	(64.2)	30,830	57,964	(46.8)
Stockbrokers/banks	7,116	19,741	(64.0)	28,765	50,303	(42.8)
BOLI / other	5,614	2,370	136.9	13,845	8,065	71.7
	$54,277	$79,981	(32.1)	$177,996	$218,072	(18.4)

Average Life Insurance In-Force(1)
Traditional	$386,005,768	$344,313,462	12.1	$374,636,645	$336,609,496	11.3
Universal life	50,801,493	46,057,903	10.3	50,032,713	44,581,586	12.2
	$436,807,261	$390,371,365	11.9	$424,669,358	$381,191,082	11.4

Average Account Values
Universal life	$4,812,312	$4,237,783	13.6	$4,716,066	$4,002,838	17.8
Variable universal life	280,608	233,236	20.3	270,519	225,183	20.1
	$5,092,920	$4,471,019	13.9	$4,986,585	$4,228,021	17.9

Mortality Experience (2)	$5,950	$503		$5,910	$5,574

(1)   Amounts are not adjusted for reinsurance ceded.
(2)   Represents a favorable (unfavorable) variance as compared to pricing assumptions. Excludes results related to Chase Acquisition Group which was acquired in the third quarter of 2006.

Operating income increased 5.9% from the third quarter of 2005 primarily due to favorable mortality, and increased 14.5% year-to-date primarily as a result of DAC unlocking during the second quarter of 2006. (See additional discussion of this item below.) The increases in total revenues are the result of growth of life insurance in-force and average account values, and were partially offset by higher overall benefits and expenses (31.3% higher for the third quarter and 47.5% higher for the first nine months of 2006, as compared to the same periods of 2005). Additionally, as discussed in the Company’s Annual Report on Form 10K for the year ended December 31, 2005, during 2005 the Company reduced its reliance on reinsurance (see additional comments below) and entered into a capital markets solution to fund the additional statutory reserves required as a result of these changes in the Company’s reinsurance arrangements. In addition to the expected fluctuations in premiums and benefits and settlement expenses discussed below, earnings emerge more slowly under a capital markets structure relative to the previous reinsurance structure utilized by the Company.

Net premiums and policy fees grew by 30.9% in the current quarter and 47.6% year-to-date due in part to the growth in life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain newly written traditional life products. Beginning in the second quarter of 2005, the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of its newly written traditional life products. In addition to increasing net premiums, this change will result in higher benefits and settlement expenses, and will cause greater variability in financial results due to fluctuations in mortality results.

Net investment income increased 20.3% for the quarter and 20.1% year-to-date, reflecting the growth of the segment’s assets caused by the increase in life reserves, offset by lower investment yields, while other income increased 17.0% and 13.3% for the third quarter and first nine months of 2006, respectively, primarily due to additional income from the segment’s broker-dealer subsidiary and higher fees generated by a direct marketing subsidiary. The increase in income from the broker-dealer subsidiary is the result of increased fees related to variable annuity managed accounts and higher investment advisory fees. Due to the nature of this business, the majority of this additional income is offset by an increase in other operating expenses.

Index

Benefits and settlement expenses were 31.3% and 47.5% higher than the third quarter and first nine months of 2005, respectively, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values, partially offset for the current quarter by favorable fluctuations in mortality experience. The mortality variance (actual results compared to pricing) for the current quarter and first nine months of 2006 was $5.5 million and $0.3 million more favorable, respectively, than the same periods of 2005. The estimated mortality impact on earnings for the third quarter and first nine months of 2006 were favorable variances of $3.5 million and $1.8 million, respectively. These periods were approximately $4.4 million and $0.6 million more favorable than the same periods of 2005.

Amortization of DAC was 9.0% and 32.2% lower for the third quarter and first nine months of 2006 compared to the same periods of 2005 primarily due to favorable DAC unlocking. An evaluation of DAC, including a review of the underlying assumptions of future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads was performed by the Company on its West Coast Life UL product during the second quarter of 2006. As a result of this review, assumptions were updated based on actual experience and/or expectations for the future. This change in assumptions, and resulting adjustment to DAC, referred to as “unlocking”, resulted in a favorable adjustment of approximately $14.1 million during the second quarter of 2006.

Other operating expenses for the segment were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Insurance Companies:
First year commissions	$79,856	$87,001	(8.2)%	$250,552	$247,930	1.1%
Renewal commissions	10,022	8,039	24.7	27,399	24,020	14.1
First year ceding allowances	(30,943)	(21,238)	45.7	(91,808)	(94,821)	(3.2)
Renewal ceding allowances	(53,456)	(43,759)	22.2	(154,916)	(129,549)	19.6
General & administrative	41,483	41,365	0.3	125,247	133,188	(6.0)
Taxes, licenses and fees	7,540	8,977	(16.0)	22,977	23,344	(1.6)
Other operating expenses incurred	54,502	80,385	(32.2)	179,451	204,112	(12.1)

Less commissions, allowances & expenses capitalized	(65,374)	(94,023)	(30.5)	(209,964)	(243,072)	(14.4)

Other operating expenses	(10,872)	(13,638)	(20.3)	(30,513)	(38,960)	(21.7)

Marketing Companies:
Commissions	19,443	17,395	11.8	57,465	53,092	8.2
Other	16,065	9,229	74.1	41,727	27,109	53.9
Other operating expenses	35,508	26,624	33.4	99,192	80,201	23.7

Other operating expenses	$24,636	$12,986	89.7%	$68,679	$41,241	66.5%

Currently, the segment reinsures significant amounts of its life insurance in-force. Pursuant to the underlying reinsurance contracts, reinsurers pay allowances to the segment as a percentage of both first year and renewal premiums. A portion of these allowances is deferred as part of DAC while the non-deferrable expenses are recognized immediately as a reduction of other operating expenses. While the recognition of reinsurance allowances is consistent with GAAP, non-deferred reinsurance allowances often exceed the segment’s non-deferred direct costs, which may cause net other operating expenses to be negative. Consideration of all components of the segment’s income statement, including amortization of DAC, is required to assess the impact of reinsurance on segment operating income.

Index

Other operating expenses for the insurance companies increased from the prior year as a result of lower DAC capitalization, primarily due to lower UL sales. Amounts capitalized as DAC generally include first year commissions and allowances and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the quarter. Additionally, the first quarter of 2006 included a $2.1 million true-up of field compensation expenses related to sales in prior periods that increased expense.

Other operating expenses for the segment’s marketing companies increased 33.4% and 23.7% for the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005, primarily as a result of higher commissions and other expenses in the segment’s broker-dealer subsidiary associated with the higher revenue. The broker-dealer subsidiary has also incurred additional expenses in the current year related to new business initiatives.

Sales for the segment declined 32.1% and 18.4% versus the third quarter and first nine months of 2005, respectively, primarily due to sharp declines in UL sales. Traditional life sales increased 41.4% and 26.2% for the quarter and year-to-date, respectively. Traditional life sales were negatively impacted during the first half of 2005 as a result of pricing adjustments on certain traditional life products in response to the rising cost of reinsurance. The Company was able to improve its competitive position with respect to these products in the third quarter of 2005 by reducing its reliance on reinsurance for certain newly written traditional life products. As a result, traditional life sales improved during the second half of 2005, and this upward trend in traditional life sales has continued into 2006. The 74.1% and 51.4% declines in UL sales for the third quarter and first nine months of 2006, respectively, are a result of pricing adjustments on certain UL products in response to the higher reserve levels required under Actuarial Guideline 38 (“AG38”). The Company expects UL sales to continue to decline during the fourth quarter of 2006 compared to the sales levels achieved in 2005. See additional discussion of AG38 and its impact on certain UL products in the “Recent Developments” section herein. Sales of BOLI business improved for both the quarter and year-to-date from the same periods of 2005. BOLI sales can vary widely between periods as the segment responds to opportunities for these products only when required returns can be achieved.

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals. As discussed in Note 3 to the Consolidated Condensed Financial Statements, on July 3, 2006, the Company completed its acquisition of the Chase Insurance Group, which consists of five insurance companies that manufacture and distribute traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”). The Chase Insurance Group’s results of operations are included in the Company’s consolidated results of operations beginning July 3, 2006.

Index

Segment results were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$188,491	$64,265	193.3%	$314,680	$195,869	60.7%
Reinsurance ceded	(112,636)	(17,668)	537.5	(145,895)	(54,954)	165.5
Net premiums and policy fees	75,855	46,597	62.8	168,785	140,915	19.8
Net investment income	152,834	55,366	176.0	260,950	168,179	55.2
Other income	4,774	251	1,802.0	5,684	1,065	433.7
Total operating revenues	233,463	102,214	128.4	435,419	310,159	40.4
Realized gains (losses) - investments	74,628	0		74,628	0
Realized gains (losses) - derivatives	(58,544)	0		(58,544)	0
Total revenues	249,547	102,214		451,503	310,159

BENEFITS AND EXPENSES
Benefits and settlement expenses	178,946	69,312	158.2	313,384	204,495	53.2
Amortization of deferred policy acquisition costs and value of businesses acquired	9,956	6,197	60.7	23,100	20,453	12.9
Other operating expenses	12,501	7,195	73.7	28,011	23,193	20.8
Operating benefits and expenses	201,403	82,704	143.5	364,495	248,141	46.9
Amortization of DAC/VOBA related to realized gains (losses) - investment	5,186	0		5,186	0
Total benefits and expenses	206,589	82,704		369,681	248,141

INCOME BEFORE INCOME TAX	42,958	19,510	120.2	81,822	62,018	31.9

Less realized gains (losses) - investments	16,084	0		16,084	0
Less related amortization of DAC	(5,186)	0		(5,186)	0
OPERATING INCOME	$32,060	$19,510	64.3	$70,924	$62,018	14.4

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Average Life Insurance In-Force(1)
Traditional	$236,087,652	$10,641,093	2,118.6%	$236,302,640	$10,915,764	2,064.8%
Universal life	33,520,117	17,017,720	97.0	33,781,836	17,325,813	95.0
	$269,607,769	$27,658,813	874.8	$270,084,476	$28,241,577	856.3

Average Account Values
Universal life	$3,238,068	$1,703,219	90.1	$3,246,655	$1,709,402	89.9
Fixed annuity(2)	3,945,835	212,967	1,752.8	3,948,477	214,337	1,742.2
Variable annuity	1,385,840	72,826	1,802.9	1,389,720	78,376	1,673.1
	$8,569,743	$1,989,012	330.9	$8,584,852	$2,002,115	328.8

Interest Spread - UL & Fixed Annuities
Net investment income yield	6.33%	6.96%		6.33%	7.03%
Interest credited to policyholders	4.10	5.15		4.10	5.15
Interest spread	2.23%	1.81%		2.23%	1.88%

Mortality Experience(3)	$2,636	$722		$5,298	$3,937
(1)   Amounts are not adjusted for reinsurance ceded.
(2)   Includes general account balances held within variable annuity products.
(3)   Represents a favorable variance as compared to pricing assumptions. Excludes results related to Chase Acquisition Group which was acquired in the third quarter of 2006.

Index

In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed). Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made. As previously discussed, the Company completed the acquisition of the Chase Insurance Group during the third quarter of 2006. This acquisition drove the increases in revenues, expenses, and earnings of the segment for the third quarter and first nine months of 2006, as compared to the prior year periods. The current period acquisition also drove the large increases in the segment’s life insurance in-force and UL and annuity account values compared to the prior year periods.

Net premiums and policy fees increased 62.8% and 19.8% from the third quarter and first nine months of 2005, respectively, as a result of the Chase Insurance Group acquisition which contributed $31.9 million to net premiums and policy fees during the third quarter and first nine months of 2006. Additionally, net premiums for the first nine months of 2005 were decreased by payment during the first quarter of 2005 of amounts due under two reinsurance treaties. While this had no net income impact, the payments decreased net premiums and policy fees in the first quarter of 2005 by $3.9 million, benefits and settlement expenses by $3.5 million, and other operating expenses by $0.3 million.

Net investment income increased significantly in both the third quarter and first nine months of 2006 compared to the same periods of 2005 due to the increase in liabilities resulting from the current period acquisition. The interest spread declined 5 basis points and 13 basis points, respectively, from the third quarter and first nine months of 2005. The segment continues to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads.

Benefits and settlement expenses for the third quarter and first nine months of 2006 are 158.2% and 53.2% higher, respectively, than the comparable periods of 2005 due to the current period acquisition (which contributed $114.8 million to expenses in the third quarter of 2006) and the impact of the reinsurance payments in the first quarter of 2005 mentioned above. The Chase acquisition resulted in an additional $8.1 million of VOBA amortization for the third quarter of 2006, driving the quarterly and year-to-date increases of 60.7% and 12.9%, respectively. Other operating expenses increased 73.7% and 20.8%, respectively, from the third quarter and first nine months of 2005 due to higher commissions resulting from higher net premiums and increases in reductions in other general expenses.

Index

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent agents and brokers. Segment results were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$7,794	$8,057	(3.3)%	$23,938	$23,763	0.7%
Reinsurance ceded	0	0	0.0	0	0	0.0
Net premiums and policy fees	7,794	8,057	(3.3)	23,938	23,763	0.7
Net investment income	56,475	54,008	4.6	164,834	164,944	(0.1)
Realized gains (losses) - derivatives	(1,808)	0		(1,787)	0
Other income	2,469	2,133	15.8	7,711	6,123	25.9
Operating revenues	64,930	64,198	1.1	194,696	194,830	(0.1)
Realized gains (losses) - Investments	3,412	233		4,920	29,169
Total revenues	68,342	64,431		199,616	223,999

BENEFITS AND EXPENSES
Benefits and settlement expenses	48,233	44,596	8.2	142,429	141,363	0.8
Amortization of deferred policy acquisition costs	6,585	7,501	(12.2)	17,545	16,900	3.8
Other operating expenses	4,761	7,174	(33.6)	18,480	19,431	(4.9)
Operation benefits and expenses	59,579	59,271	0.5	178,454	177,694	0.4
Amortization of DAC related to realized gains (losses) - investment	1,193	162		2,742	23,854
Total benefits and expenses	60,772	59,433		181,196	201,548

INCOME BEFORE INCOME TAX	7,570	4,998	51.5	18,420	22,451	(18.0)

Less realized gains (losses) - investments	3,412	233		4,920	29,169
Less related amortization of DAC	(1,193)	(162)		(2,742)	(23,854)
OPERATING INCOME	$5,351	$4,927	8.6	$16,242	$17,136	(5.2)

Index

The following table summarizes key data for the Annuities segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales
Fixed annuity	$339,950	$69,826	386.9%	$568,619	$190,235	198.9%
Variable annuity	76,299	74,659	2.2	231,236	241,991	(4.4)
	$416,249	$144,485	188.1	$799,855	$432,226	85.1

Average Account Values
Fixed annuity(1)	$3,649,162	$3,452,363	5.7	$3,493,415	$3,451,683	1.2
Variable annuity	2,365,238	2,261,110	4.6	2,365,541	2,210,062	7.0
	$6,014,400	$5,713,473	5.3	$5,858,956	$5,661,745	3.5

Interest Spread - Fixed Annuities(2)
Net investment income yield	6.17%	6.32%		6.19%	6.33%
Interest credited to policyholders	5.28	5.55		5.34	5.50
Interest spread	0.89%	0.77%		0.85%	0.83%

				As of September 30
				2006	2005

GMDB - Net amount at risk(3)				$111,187	$155,640	(28.6)
GMDB - Reserves				2,920	$2,070	41.1
S&P 500® Index				1,336	1,229	8.7
(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefit in excess of contract holder account balance.

Index

Segment operating revenues were consistent for both the third quarter and first nine months of 2006 compared to the same periods of 2005. Minor fluctuations in net premiums and policy fees were offset by changes in net investment income and other income. The increase in investment income for the third quarter of 2006 compared to the prior year period is primarily the result of steadily increasing account values in the single premium immediate annuity and the equity indexed annuity lines. The year-to-date decline in net investment income reflects the year-to-date decline in interest income yields related to the first quarter 2005 portfolio rebalancing discussed below. Other income increased for both the quarter and year-to-date compared to the same periods of 2005 primarily due to an increase in asset-based fees.

During the first quarter of 2005, the investment portfolio was rebalanced to improve the duration match between the segment’s assets and liabilities. Approximately $300 million in securities were sold, causing the large realized investment gains for the nine months ended September 30, 2005. These gains were partially offset by $22.4 million in DAC amortization associated with those gains. The resulting funds from this transaction were reinvested in assets with lower rates than the investments that were sold, causing a decline in the investment income yield for the segment’s portfolio beginning in the second quarter of 2005. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain the interest spread. Adjustments to credited rates have enabled the segment to increase the net interest spread achieved steadily since the 2005 portfolio rebalancing.

Benefits and settlement expenses increased 8.2% for the quarter and are unchanged year-to-date compared to the same periods of 2005 due primarily to changes in mortality. Mortality was unfavorable by $1.5 million and $4.8 million, respectively, for the third quarter and first nine months of 2006, compared to unfavorable mortality of $0.8 million and $3.7 million, respectively, for the same periods of 2005, unfavorable changes of $0.7 million for the quarter and $1.1 million year-to-date. These unfavorable mortality variances primarily relate to the nonrecurring sales of $122 million of single premium immediate annuities on 28 lives sold in the fourth quarter of 2004 in a structured transaction. Because this block of annuities is large relative to the total amount of annuities in-force, volatility in mortality results are expected. In addition, favorable reserve adjustments of $1.7 million in the third quarter of 2005 contributed to the increase in benefits and settlement expense for the third quarter of 2006, as compared to the prior year period.

The fluctuations in DAC amortization in 2006 compared to 2005 are primarily the result of DAC unlocking. The Company periodically reviews and updates as appropriate its key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”. During the second quarter of 2005, DAC amortization for the Annuities segment was reduced $5.0 million due to favorable DAC unlocking in the market value adjusted annuity line as a result of the portfolio rebalancing discussed above. While the investment income yield obtained on the reinvested assets resulting from the portfolio rebalancing was lower than the yield obtained prior to the rebalancing, the actual yield on the reinvested assets exceeded previously projected spread income. The higher investment yield resulted in higher future estimated gross profits (“EGPs”) in the segment’s market value adjusted annuity line, causing the favorable unlocking of DAC.

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

Total sales were 188.1% and 85.1% higher for the third quarter and first nine months of 2006, respectively, than the same periods of 2005. The acquisition of the Chase Insurance Group (see Note 3 to the Consolidated Condensed Financial Statements), and the continuation of new annuity sales through the former Chase distribution system, contributed $151.2 million in fixed annuity sales in the third quarter of 2006. Excluding the impact of the acquisition, total sales increased 83.5% and 50.1%, respectively, for the third quarter and first nine months of 2006 compared to the prior year periods. Sales of fixed annuities (excluding the impact of the acquisition) increased 170.4% and 119.4% for the third quarter and year-to-date, respectively, as a result of higher interest rates compared to 2005 and strong sales increases in the equity indexed annuity product introduced in 2005. A general improvement in the equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 28.6%.

Index

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
	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Net investment income	$80,734	$79,118	2.0%	$245,317	$229,074	7.1%
Realized gains (losses)	4,521	1,300		377	4,004
Total revenues	85,255	80,418		245,694	233,078

BENEFITS AND EXPENSES
Benefits and settlement expenses	68,154	62,747	8.6	204,032	180,000	13.4
Amortization of deferred policy acquisition costs	1,064	1,240	(14.2)	3,429	3,445	(0.5)
Other operating expenses	1,087	1,388	(21.7)	3,283	4,003	(18.0)
Total benefits and expenses	70,305	65,375	7.5	210,744	187,448	12.4

INCOME BEFORE INCOME TAX	14,950	15,043	(0.6)	34,950	45,630	(23.4)

Less realized gains (losses)	4,521	1,300		377	4,004
OPERATING INCOME	$10,429	$13,743	(24.1)	$34,573	$41,626	(16.9)

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales
GIC	$107,500	$20,500	424.4%	$265,100	$49,550	435.0%
GFA - Registered Notes - Institutional	0	300,000	(100.0)	0	1,000,000	(100.0)
GFA - Registered Notes - Retail	54,743	20,790	163.3	108,662	149,430	(27.3)
	$162,243	$341,290	(52.5)	$373,762	$1,198,980	(68.8)

Average Account Values	$5,662,236	$5,973,325	(5.2)	$5,829,589	$5,834,429	(0.1)

Operating Spread
Net investment income yield	5.83%	5.41%		5.73%	5.37%
Interest credited	4.93	4.29		4.76	4.22
Operating expenses	0.15	0.18		0.16	0.17
Operating spread	0.75%	0.94%		0.81%	0.98%

Operating income declined 24.1% and 16.9% for the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005. These declines are due to spread compression of 19 basis points for the third quarter and 17 basis points for the first nine months, combined with a decline in average account values. The primary driver of the spread compression has been increasing short term interest rates, resulting in higher interest credited rates. The segment continues to review its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain interest spreads.

Index

Total sales have declined 52.5% and 68.8% for the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005. The Company chose not to participate in the institutional market during the first nine months of 2006 and plans to reenter this market in upcoming quarters.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. In addition, the segment markets an inventory protection product (“IPP”) and a guaranteed asset protection (“GAP”) product. As discussed in Note 3 to the Consolidated Condensed Financial Statements, on July 14, 2006, the Company completed the acquisition of the vehicle extended service contract business of Western General. Western General is headquartered in Calabasas, California and is a leading provider of vehicle service contracts nationally, focusing primarily on the West Coast market. Western General currently provides extended service contract administration for several automobile manufacturers and provides used car service contracts for a publicly-traded national dealership group. Western General’s result of operations are included in the Company’s and the Asset Protection segment’s results beginning on July 1, 2006.

Segment results were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$104,564	$106,685	(2.0)%	$305,457	$326,906	(6.6)%
Reinsurance ceded	(52,775)	(60,661)	(13.0)	(162,165)	(182,196)	(11.0)
Net premiums and policy fees	51,789	46,024	12.5	143,292	144,710	(1.0)
Net investment income	8,649	8,075	7.1	24,533	24,277	1.1
Other income	20,597	13,624	51.2	48,662	35,761	36.1
Total operating revenues	81,035	67,723	19.7	216,487	204,748	5.7

BENEFITS AND EXPENSES
Benefits and settlement expenses	26,137	27,560	(5.2)	71,216	83,940	(15.2)
Amortization of deferred policy acquisition costs	20,713	18,052	14.7	53,954	53,267	1.3
Other operating expenses	48,586	16,009	203.5	88,076	48,975	79.8
Total benefits and expenses	95,436	61,621	54.9	213,246	186,182	14.5

OPERATING INCOME (LOSS)	(14,401)	6,102	(336.0)	3,241	18,566	(82.5)

INCOME (LOSS) BEFORE INCOME TAX	$(14,401)	$6,102	(336.0)	$3,241	$18,566	(82.5)

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales
Credit insurance	$41,488	$56,749	(26.9)%	$113,287	$158,276	(28.4)%
Service contracts	79,183	67,880	16.7	206,247	173,833	18.6
Other products	35,792	14,812	141.6	75,613	37,454	101.9
	$156,463	$139,441	12.2	$395,147	$369,563	6.9

Loss Ratios (1)
Credit insurance	34.7%	37.2%		34.0%	35.3%
Service contracts	67.7	77.6		66.5	74.3
Other products	24.2	67.5		29.7	68.1
(1) Incurred claims as a percentage of earned premiums.

Index

Operating income declined 336.0% and 82.5% during the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005, primarily due to charges in one of the lines the segment is no longer marketing. On October 18, 2006, the Company announced that third-quarter earnings for this segment would include a bad debt charge of $26.0 million related to its Lenders Indemnity product line. The product guarantees to the lender, primarily credit unions, the difference between a value calculated based on the estimated or actual market value of a vehicle and the outstanding balance of a loan in the event the vehicle is repossessed and sold because the loan is in default. The Company ceased offering the Lenders Indemnity product in 2003. A charge of $1.1 million was recorded in the second quarter of 2006 related to the product line. As previously disclosed in the Company’s Current Report on Form 8-K filed October 25, 2006, the current period charge follows the recent bankruptcy filing related to CENTRIX Financial LLC (“CENTRIX”), the originator and servicer of the business, and is the result of the Company’s assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program.

In the short term, CENTRIX is expected to continue to operate as debtor in possession and service the outstanding loans. The Company has increased reserves for the remaining business based on the expectation that the frequency and severity of losses will be greater than previously assumed. These assumptions will be analyzed and updated as the business continues to run off, which is expected to be complete by 2008.

Excluding the impact of the Lender’s Indemnity bad debt charges, operating income increased 90.1% and 63.4% for the third quarter and first nine months of 2006, respectively, compared to the prior year periods. Earnings from core product lines are up $5.6 million and $12.1 million, respectively, for the third quarter and first nine months of 2006 compared to the prior year, while excluding the bad debt charges discussed above, results from lines the segment is no longer marketing declined $0.1 million and $0.3 million, respectively, for the same periods.

Within the segment’s core product lines, service contract earnings improved $2.3 million for the quarter and $4.3 million year-to-date. The Western General acquisition completed during the third quarter of 2006, contributed $1.3 million to the quarterly and year-to-date increases. Earnings from other products improved $3.5 million for the quarter and $8.5 million year-to-date, and credit insurance earnings declined $0.2 million for the current quarter and $0.8 million year-to-date. $3.5 million and $6.8 million, respectively, of the improvement in earnings from other products during the third quarter and first nine months of 2006 are related to the segment’s IPP line. IPP earnings improved due to higher premiums and favorable claim results.

Net premiums and policy fees increased 12.5% for the third quarter of 2006, as compared to 2005 due to a $5.8 million increase in the service contract line ($4.1 million of which was due to the Western General acquisition) and a $3.3 million increase in other products (primarily IPP and GAP product lines). These increases were partially offset by declines of $2.6 million and $0.7 million, respectively, in the credit insurance line and lines the segment is no longer marketing. The declines in both the credit insurance lines and the lines the segment is no longer marketing are expected to continue as the business-in-force continues to decline. Year-to-date, net premiums and policy fees were relatively unchanged compared to the same period of 2005, primarily as a result of increases of $4.5 million in the service contract line ($4.1 million of which was due to the Western General acquisition) and $8.4 million in other products (primarily IPP and GAP product lines), offset by decreases in the credit insurance line and lines the segment is no longer marketing.

Other income increased 51.2% for the third quarter and 36.1% year-to-date from the same periods of the prior year primarily due to increases in administrative fees on service contracts and GAP products resulting from the increased volume of contracts sold in these product lines. The Western General acquisition also contributed to the increases, adding $1.9 million to other income for both the quarter and year-to-date.

Index

Benefits and settlement expenses decreased $1.4 million and $12.7 million from the third quarter and first nine months of 2005, respectively. These decreases are the result of declines in the credit insurance and the lines the segment is no longer marketing of $4.1 million and $11.1 million, respectively, for the current quarter and year-to-date, reflecting the decrease in the net premiums in these lines discussed above. The decreases in these two lines were partially offset by higher expenses in the service contract line primarily due to the Western General acquisition in the third quarter of 2006. Benefits and settlement expenses have also been favorably impacted by improved loss ratios, most notably in the service contract and other product lines. Loss ratios in the service contract lines continue to benefit from the segment’s initiatives to increase pricing and tighten the underwriting and claims processes. The decrease in the loss ratio for other products is the result of favorable claims experience, primarily related to the IPP and GAP product lines.

Amortization of DAC is 14.7% higher for the quarter and relatively stable year-to-date compared to the same periods of 2005, reflecting corresponding changes in earned premiums. The increases of 203.5% for the quarter and 79.8% year-to-date in other operating expenses are primarily due to the bad debt charges related to the Lender’s Indemnity product line discussed above. Excluding the bad debt charges, operating expenses for the third quarter and first nine months of 2006 are 41.1% and 24.5% higher, respectively, than the same periods of 2005. These increases are primarily due to higher commissions on service contracts and GAP due to increased volume and higher retrospective commissions resulting from improvements in loss ratios, and the Western General acquisition, which contributed $2.5 million of operating expense to both periods.

Total segment sales increased 12.2% and 6.9% for the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005. Service contract sales continued to improve in the third quarter, exceeding the prior year amounts by 16.7% for the quarter and 18.6% year-to-date. The declines in credit insurance sales are due to a significant decrease in sales through financial institutions. The bulk of these sales are derived from a third party administrator relationship which is in runoff. We therefore expect these sales to continue to decline during 2006 compared to 2005 amounts. Other product sales are up in both the IPP and GAP lines, with the GAP product accounting for the majority (98.3% for the third quarter and 92.1% year-to-date) of the increases.

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

Index

The following table summarizes results for this segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$9,253	$10,555	(12.3)%	$29,072	$32,079	(9.4)%
Reinsurance ceded	(8)	(18)	(55.6)	(19)	(146)	(87.0)
Net premiums and policy fees	9,245	10,537	(12.3)	29,053	31,933	(9.0)
Net investment income	31,610	43,471	(27.3)	86,140	100,197	(14.0)
Realized gains (losses) - investments	0	0		13,494	5,883
Realized gains (losses) - derivatives	654	2,777		2,659	9,421
Other income	2,237	3,792	(41.0)	8,081	10,977	(26.4)
Total operating revenues	43,746	60,577	(27.8)	139,427	158,411	(12.0)
Realized gains (losses) - investments	(3,929)	2,658		5,439	5,313
Realized gains (losses) - derivatives	4,409	4,306		10,511	(34,547)
Total revenues	44,226	67,541	(34.5)	155,377	129,177	20.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	20,265	17,031	19.0	37,888	40,741	(7.0)
Amortization of deferred policy acquisition costs	813	967	(15.9)	2,636	3,078	(14.4)
Other operating expenses	26,597	26,343	1.0	84,321	77,331	9.0
Total benefits and expenses	47,675	44,341	7.5	124,845	121,150	3.0

INCOME (LOSS) BEFORE INCOME TAX	(3,449)	23,200	(114.9)	30,532	8,027	280.4

Less realized gains (losses) - investments	(3,929)	2,658		5,439	5,313
Less realized gains (losses) - derivatives	4,409	4,306		10,511	(34,547)
OPERATING INCOME (LOSS)	$(3,929)	$16,236	(124.2)	$14,582	$37,261	(60.9)

Operating income decreased 124.2% and 60.9%, respectively, from the third quarter and first nine months of 2005, primarily due to a charge of $9.0 million recorded in the third quarter of 2006 to strengthen reserves related to the discontinued Residual Value line. As announced by the Company on October 18, 2006, the reserve strengthening is primarily a result of a further decline in used car prices, approximately 5% in the estimated value of the portfolio of automobiles covered by the Residual Value program during 2006, and an increase in the expected frequency of claims. Operating income for the current quarter and year-to-date are were also negatively impacted by lower net investment income resulting from lower income from participating income from real estate ventures and lower prepayment fees on mortgage loans.

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on unallocated capital and net premiums and policy fees related to several small non-strategic lines of business. Net investment income for the Corporate and Other segment decreased $11.9 million and $14.1 million for the third quarter and first nine months of 2006, respectively, compared to the prior year periods, while net premiums and policy fees declined $1.3 million and $2.9 million for the third quarter and first nine months of 2005, respectively, compared to the prior year periods. This decline in net premiums and policy fees is expected to continue as the business in the non-strategic lines continues to run off. The $11.9 million decrease in net investment income for the third quarter of 2006 as compared to 2005 is the primarily the result of lower participating income ($4.0 million decrease) and lower prepayment fees from mortgages and real estate ($6.0 million decrease.) The $14.1 million decrease in net investment income for the first nine months of 2006 compared to the same period of 2005 includes a $6.2 million decrease in prepayment fees from mortgages as well as lower income resulting from a decrease in unallocated capital.

The 19.0% increase during the third quarter of 2006 compared to the same period of 2005 in benefits and settlement expenses is primarily due to the $9.0 million charge taken in the discontinued Residual Value line. (A $5.0 million charge was taken in the third quarter of 2005 in this line.) Year-to-date, benefits and settlement expenses have declined 7.0% compared to 2005. This year-to-date decline is the result of declines in all other discontinued lines of business, offset by a year-to-date $3.2 million increase in the discontinued Residual Value line due to the increase in reserve strengthening period over period.

Index

Other operating expenses for the third quarter of 2006 are comparable to the same period of 2005, while they have increased 9.0% year-to-date. The year-to-date increase is primarily due to an increase in interest expense resulting from increased borrowings, including the $200.0 million of 7.25% Capital Securities issued during the current quarter. See Note 10 to the Consolidated Condensed Financial Statements for information regarding 2006 borrowings.

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Fixed maturity gains - sales	$31,502	$10,024	$21,478	$54,765	$53,338	$1,427
Fixed maturity losses - sales	(5,382)	(25)	(5,357)	(26,634)	(6,880)	(19,754)
Equity gains - sales	14	26	(12)	249	1,602	(1,353)
Equity losses - sales	0	(199)	199	(7)	(1,034)	1,027
Impairments on fixed maturity securities	(5,689)	(4,194)	(1,495)	(5,689)	(4,490)	(1,199)
Impairments on equity securities	0	(29)	29	0	(53)	53
Mark to market - Modco trading portfolios	55,981	0	55,981	55,981	0	55,981
Other	2,219	(1,991)	4,210	19,796	1,487	18,309
Total realized gains (losses) - investments	$78,645	$3,612	$75,033	$98,461	$43,970	$54,491

Foreign currency swaps	$(175)	$(14,522)	$14,347	$2,386	$(27,982)	$30,368
Foreign currency adjustments on stable value contracts	230	14,761	(14,531)	(2,113)	28,292	(30,405)
Derivatives related to corporate debt	9,784	(4,787)	14,571	(1,251)	3,710	(4,961)
Derivatives related to mortgage loan commitments	(2,128)	17,200	(19,328)	17,570	(10,732)	28,302
Embedded derivatives related to reinsurance	(58,240)	(571)	(57,669)	(57,631)	(1,621)	(56,010)
Other derivatives	(4,775)	(4,419)	(356)	(5,724)	(16,394)	10,670
Total realized gains (losses) - derivatives	$(55,304)	$7,662	$(62,966)	$(46,763)	$(24,727)	$(22,036)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains for the current quarter, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. Impairments for the first nine months of 2006 were $5.7 million compared to $4.5 million for the same period of 2005. The $19.8 million of other realized gains recognized in the first nine months of 2006 includes gains of $17.4 million related to real estate investments, losses of $0.9 million related to mortgage loans, losses of $0.3 million relating to short-term investments, and a $3.6 million decrease in the Company’s allowance for mortgage loan credit losses. At September 30, 2006, mark to market adjustments of $56.0 million to the Company’s trading portfolios associated with the Chase Insurance acquisition are also included in realized gains and losses. Additional details on the Company’s investment performance and evaluation are provided in the “Consolidated Investments” section below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The Company recorded net realized gains of $0.1 million and $0.3 million from these securities in the third quarter and first nine months of 2006, respectively. These gains were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company uses interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities. Decreasing interest rates during the current quarter caused the 2006 results from these swaps to compare favorably with the third quarter of 2005. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The losses from these securities in the third quarter were the result of decreasing interest rates in the current quarter and the net gains from these securities during the first nine months of 2006 were due to increasing interest rates during the first quarter of 2006. The Company is also involved in various modified coinsurance and funds withheld arrangements that, in accordance with DIG B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives. The losses on these embedded derivatives were due to decreasing interest rates during the quarter. The investment portfolios that support these reserves had mark-to-market gains that substantially offset the losses on these embedded derivatives.

Index

The Company also uses various swaps and options to mitigate risk related to other interest rate and equity exposures of the Company. For the third quarter and the first nine months of 2006, the Company incurred a $2.9 million loss and a $2.8 million loss, respectively, on U.S. Treasury options. These losses were due to interest rates not reaching the options’ strike price. Embedded derivatives within annuity contracts for the third quarter and the first nine months of 2006 generated a $3.2 million loss and a $2.9 million loss, respectively. Equity call options generated a net $1.4 million gain and a net $1.1 million gain for the third quarter and the first nine months of 2006, respectively.

Additionally, in the first quarter of 2005, the Company recorded a $7.1 million realized investment loss (derivative financial instruments) related to accrued investment income which arose in periods prior to 2003. The impact had no effect on previously reported segment operating income and no material effect on previously reported net income.

CONSOLIDATED INVESTMENTS

Portfolio Description

The Company's investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. Within its fixed maturity securities, the Company maintains portfolios classified as “available for sale” and “trading”. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified $17.4 billion or 82.2% of its fixed maturities as “available for sale”. These securities are carried at fair value on our Consolidated Balance Sheets. Changes in fair value, net of related DAC and VOBA, are charged or credited directly to shareholders’ equity. Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income.

The Company’s trading portfolio, which accounts for $3.8 billion or 17.8% of the Company’s fixed maturities, consists of two major categories. First, the Company consolidates a special-purpose entity, in accordance with FIN46, whose investments are managed by the Company. At September 30, 2006 fixed maturities with a market value of $314.0 million and short-term investments with a market value of $95.2 million were included. Additionally, at September 30, 2006 the Company holds fixed maturities with a market value of $3.5 billion and short-term investments with a market value of $283.1 million, which were added as part of the Chase Insurance Acquisition detailed in Note 3 of the Consolidated Financial Statements. Investment results for these portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 2006, the Company’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $21.15 billion, which is less than 1.0% above amortized cost of $20.94 billion. The Company had $3.65 billion in mortgage loans at September 30, 2006. While the Company’s mortgage loans do not have quoted market values, at September 30, 2006, the Company estimates the market value of its mortgage loans to be $3.73 billion (using discounted cash flows from the next call date), which is 2.1% more than amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

Index

The following table shows the reported values of the Company's invested assets.

	September 30, 2006		December 31, 2005
	(Dollars in thousands)

Publicly-issued bonds	$19,056,723	69.4%	$13,665,615	66.8%
Privately issued bonds	2,089,499	7.6	1,804,263	8.8
Redeemable preferred stock	85	0.0	2,508	0.0
Fixed maturities	21,146,307	77.0	15,472,386	75.6
Equity securities	124,495	0.5	121,012	0.6
Mortgage loans	3,650,356	13.2	3,287,745	16.0
Investment real estate	52,263	0.2	72,932	0.4
Policy loans	835,817	3.0	458,825	2.2
Other long-term investments	290,304	1.1	279,676	1.4
Short-term investments	1,377,210	5.0	776,139	3.8
Total investments	$27,476,752	100.0%	$20,468,715	100.0%

Included in the table above are $3.8 billion and $408.4 million of fixed maturities and $378.3 million and $3.5 million of short-term investments classified by the Company as trading securities at September 30, 2006 and December 31, 2005, respectively.

The increase in our investment portfolio during 2006 is primarily the result of the Chase acquisition, which added $7.2 billion of invested assets to the Company’s portfolio.

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $2.1 billion at September 30, 2006, representing 7.6% of the Company’s total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis, with additional collateral obtained as necessary. At September 30, 2006, securities with a market value of $255.0 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Index

Risk Management and Impairment Review

The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company's available for sale fixed maturities by credit rating at September 30, 2006.
S&P or Equivalent Designation	Market Value	Percent of Market Value
	(Dollars in thousands)
AAA	$ 7,563,589	43.4%
AA	1,040,489	6.0
A	3,190,972	18.4
BBB	5,173,894	29.8
Investment grade	16,968,944	97.6
BB	257,925	1.5
B	139,435	0.8
CCC or lower	9,009	0.1
In or near default	4,314	0.0
Below investment grade	410,683	2.4
Redeemable preferred stock	85	0.0
Total	$17,379,712	100.0%

The table above excludes $3.7 billion of investment grade and $20.8 million of less than investment grade fixed maturities classified by the Company as trading securities.

Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of September 30, 2006.

Creditor	Market Value
(Dollars in millions)
Bank of America	$132.9
Verizon	119.3
Wachovia	119.1
Duke Energy	116.7
General Electric	114.7
Comcast	113.8
Citigroup	112.5
Goldman Sachs	111.7
Toyota Motor Credit	108.3
US Bancorp	104.4

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

Index

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

Unrealized Gains and Losses - Available for Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2006, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At September 30, 2006, the Company had an overall pretax net unrealized gain of $160.2 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at September 30, 2006, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
<= 90 days	$ 328,086	3.8%	$ 330,556	3.8%	$ (2,470)	1.4%
>90 days but <= 180 days	164,641	1.9	166,628	1.9	(1,987)	1.0
>180 days but <= 270 days	2,315,611	27.1	2,349,979	26.8	(34,368)	17.0
>270 days but <= 1 year	1,949,901	22.8	1,981,809	22.6	(31,908)	15.8
>1 year but <= 2 years	3,530,323	41.3	3,637,345	41.6	(107,022)	53.2
>2 years but <= 3 years	144,625	1.7	156,095	1.8	(11,470)	5.7
>3 years but <= 4 years	100,793	1.2	108,103	1.2	(7,310)	3.6
>4 years but <= 5 years	527	0.0	609	0.0	(82)	0.0
>5 years	20,153	0.2	24,834	0.3	(4,681)	2.3
Total	$8,554,660	100.0%	$8,755,958	100.0%	$(201,298)	100.0%

The unrealized losses as of September 30, 2006, primarily relate to the rising interest rate environment experienced over the past several quarters. At September 30, 2006, securities with a market value of $20.3 million and $4.2 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $4.1 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Index

The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at September 30, 2006, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
Agency Mortgages	$2,196,432	25.7%	$2,247,337	25.8%	$ (50,905)	25.5%
Banking	498,403	5.8	509,888	5.8	(11,485)	5.7
Basic Industrial	175,790	2.1	186,041	2.1	(10,251)	5.1
Brokerage	145,942	1.7	148,765	1.7	(2,823)	1.4
Canadian Govt Agencies	10,879	0.1	11,044	0.1	(165)	0.1
Capital Goods	78,786	0.9	80,283	0.9	(1,497)	0.7
Communications	204,492	2.4	215,932	2.5	(11,440)	5.7
Consumer Cyclical	193,072	2.3	204,864	2.3	(11,792)	5.8
Consumer Noncyclical	181,422	2.1	186,633	2.1	(5,211)	2.6
Electric	770,054	9.0	793,957	9.1	(23,903)	11.8
Energy	156,816	1.8	162,768	1.9	(5,952)	3.0
Finance Companies	132,783	1.6	135,032	1.5	(2,249)	1.1
Insurance	182,775	2.1	187,779	2.1	(5,004)	2.5
Municipal Agencies	2,178	0.0	2,190	0.0	(12)	0.0
Natural Gas	379,168	4.4	397,880	4.5	(18,712)	9.3
Non-Agency Mortgages	2,705,772	31.7	2,728,002	31.2	(22,230)	11.0
Other Finance	191,283	2.2	199,745	2.3	(8,462)	4.2
Other Industrial	47,325	0.6	49,360	0.6	(2,035)	1.0
Other Utility	21	0.0	43	0.0	(22)	0.0
Technology	78,588	0.9	80,796	0.9	(2,208)	1.1
Transportation	173,273	2.0	177,098	2.0	(3,825)	1.9
U.S. Government	42,508	0.5	43,536	0.5	(1,028)	0.5
U.S. Govt Agencies	6,898	0.1	6,985	0.1	(87)	0.0
Total	$8,554,660	100.0%	$8,755,958	100.0%	$(201,298)	100.0%

The range of maturity dates for securities in an unrealized loss position at September 30, 2006 varies, with 6.2% maturing in less than 5 years, 21.0% maturing between 5 and 10 years, and 72.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at September 30, 2006.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
AAA/AA/A	$6,243,186	73.0%	$6,346,834	72.5%	$(103,648)	51.6%
BBB	2,087,765	24.4	2,166,064	24.7	(78,299)	38.8
Investment grade	8,330,951	97.4	8,512,898	97.2	(181,947)	90.4
BB	104,669	1.2	110,936	1.3	(6,267)	3.1
B	106,007	1.2	116,364	1.3	(10,357)	5.1
CCC or lower	13,033	0.2	15,760	0.2	(2,727)	1.4
Below investment grade	223,709	2.6	243,060	2.8	(19,351)	9.6
Total	$8,554,660	100.0%	$8,755,958	100.0%	$(201,298)	100.0%

At September 30, 2006, securities in an unrealized loss position that were rated as below investment grade represented 2.6% of the total market value and 9.6% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $15.2 million. Securities in an unrealized loss position rated less than investment grade were 0.8% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

Index

The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
<= 90 days	$ 1,279	0.6%	$ 1,284	0.5%	$ (5)	0.0%
>90 days but <= 180 days	6,142	2.7	6,601	2.7	(459)	2.4
>180 days but <= 270 days	16,923	7.6	18,458	7.6	(1,535)	7.9
>270 days but <= 1 year	29,402	13.1	31,604	13.0	(2,202)	11.4
>1 year but <= 2 years	115,052	51.4	120,156	49.4	(5,104)	26.4
>2 years but <= 3 years	36,770	16.4	42,807	17.6	(6,037)	31.1
>3 years but <= 4 years	130	0.1	167	0.1	(37)	0.2
>4 years but <= 5 years	131	0.1	162	0.1	(31)	0.2
>5 years	17,880	8.0	21,821	9.0	(3,941)	20.4
Total	$223,709	100.0%	$243,060	100.0%	$(19,351)	100.0%

At September 30, 2006, below investment grade securities with a market value of $18.2 million and $3.5 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than 5 years with a market value of $16.0 million and $3.5 million of unrealized losses. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs for other-than-temporary impairments and actual sales of investments. For the first nine months of 2006, the Company recorded pretax other-than-temporary impairments in its investments of $5.7 million compared to $4.5 million for the same period of 2005.

As previously discussed, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of all but a specific portion of its investment portfolio as available for sale. During the nine months ended September 30, 2006, the Company sold securities in an unrealized loss position with a market value of $4,420.5 million resulting in a realized loss of $26.6 million. The securities were sold as a result of normal portfolio rebalancing activity and tax planning. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars in thousands)
<= 90 days	$3,624,930	82.0%	$ (4,883)	18.3%
>90 days but <= 180 days	323,803	7.3	(7,045)	26.4
>180 days but <= 270 days	428,571	9.7	(11,118)	41.7
>270 days but <= 1 year	13,558	0.3	(1,430)	5.4
> 1 year	29,685	0.7	(2,165)	8.1
Total	$4,420,547	100.0%	$(26,641)	100.0%

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At September 30, 2006 and December 31, 2005, the Company's allowance for mortgage loan credit losses was $3.2 million and $6.8 million, respectively.

Index

During the first quarter of 2005, Winn-Dixie Stores, Inc. (“Winn-Dixie”), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At September 30, 2006, the Company had 19 loans amounting to $52.2 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 3 loans with balances of $8.8 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At September 30, 2006, the rents from Winn-Dixie represented approximately 45% of the total rents applicable to the properties underlying these loans (including approximately 69% of rents on loans in mortgage loan securitizations). On June 21, 2005, Winn-Dixie announced a reorganization plan that included selling or closing a number of stores that served as the anchor tenant for properties underlying loans in the Company’s mortgage loan portfolio. At September 30, 2006, the Company’s mortgage loan portfolio included 10 properties with rejected leases under this reorganization plan. Within the 10 loans on these properties, the Company has identified one potential impairment, and the mortgage loan allowance for credit losses at September 30, 2006 included $0.9 million related to this loan. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.
        For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2006, approximately $414.2 million of the Company’s mortgage loans have this participation feature.

At September 30, 2006, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

LIABILITIES

Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

At September 30, 2006, the Company had policy liabilities and accruals of $15.7 billion. The Company's interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.76%.

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

Index

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

In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. At September 30, 2006, the Company had outstanding mortgage loan commitments of $1.1 billion at an average rate of 6.25%.

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

Index

The life insurance subsidiaries were committed at September 30, 2006, to fund mortgage loans in the amount of $1.1 billion. The Company's subsidiaries held $1.4 billion in cash and short-term investments at September 30, 2006. Protective Life Corporation had an additional $7.5 million in cash and short-term investments available for general corporate purposes.

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

Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by Protective Life Insurance Company (“Protective Life”), the Company’s largest operating subsidiary, has $250 million of non-recourse funding obligations outstanding at September 30, 2006, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $400 million of non-recourse funding obligations through June 2007. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by Protective Life or the Company. The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (Regulation XXX). Under the terms of the notes, the holders of the notes cannot require repayment from the Company or any of the Company’s subsidiaries, other than Golden Gate, the direct issuer of the notes, although the Company has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principal and interest on the notes). In addition, the Company has entered into certain support agreements with Golden Gate obligating the Company to make capital contributions to Golden Gate or provide support related to certain of Golden Gate’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate.

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

Index

Contractual Obligations

The table below sets forth future maturities of debt, non-recourse funding obligations, subordinated debt securities, stable value products, notes payable, operating lease obligations, other property lease obligations, mortgage loan commitments, and liabilities related to variable interest entities.
		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Long-term debt(a)	$ 623,045	$ 22,191	$ 99,986	$ 48,205	$ 452,663
Non-recourse funding obligations(b)	816,406	18,125	36,250	36,250	725,781
Subordinated debt securities(c)	1,997,758	37,147	74,294	74,294	1,812,023
Stable value products(d)	6,487,775	1,455,228	2,259,637	1,494,019	1,278,891
Operating leases(e)	32,086	7,430	10,908	8,161	5,587
Home office lease(f)	76,743	76,743
Mortgage loan commitments	1,117,688	1,117,688
Liabilities related to variable interest entities(g)	532,982	31,050	80,197	421,735
Policyholder obligations(h)	18,450,301	1,111,442	2,150,126	2,088,527	13,100,206
Defined benefit pension obligations(i)	6,800	6,800
(a) Long-term debt includes all principal amounts owed on note agreements, and includes expected interest payments due over the term of the notes.
(b) Non-recourse funding obligations include all principal amounts owed on note agreements, and include expected interest payments due over the term of the notes.
(c) Subordinated debt securities includes all principal amounts owed to non-consolidated special purpose finance subsidiaries of the Company, and includes interest payments due over the term of the obligations.
(d) Anticipated stable value products cash flows, including interest.
(e) Includes all lease payments required under operating lease agreements.
(f) The lease payments shown assume the Company exercises its option to purchase the building at the end of the lease term.
(g) Liabilities related to variable interest entities are not the legal obligations of the Company, but will be repaid with cash flows generated by the variable interest entities. The amounts represent scheduled principal and expected interest payments.
(h) Estimated contractual policyholder obligations are based on mortality, morbidity, and lapse assumptions comparable to the Company’s historical experience, modified for recent observed trends. These obligations are based on current balance sheet values and include expected interest crediting, but do not incorporate an expectation of future market growth, or future deposits. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. The Company expects to fully fund the general account obligations from cash flows from general account investments.
(i) Estimated 2006 contributions to the Company’s defined benefit pension plan approximate the projected expense to be recognized in 2006. Due to the significance of the assumptions used, this amount could differ from actual results. No estimate has been made of amounts to be contributed to this plan in years subsequent to 2006.

Index

RECENTLY ISSUED ACCOUNTING STANDARDS

        See Note 7 to the Consolidated Condensed Financial Statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) was approved by the NAIC, with an effective date of July 1, 2005. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”). The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products. The changes to Actuarial Guideline 38 affect only policies with an issue date of July 1, 2005 and later, and reduce the competitiveness and/or profitability of newly written ULSG products compared to traditional whole life or other high cash value insurance products or other products supported by relatively inexpensive capital (such as reinsurance of redundant reserves). To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment. The ability of the Company to access such solutions may depend on factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company and other factors. The Company cannot predict when or if these solutions may become available to the Company. The NAIC is continuing to study this issue and has issued additional changes to AG38 and Regulation XXX, which may have the effect of modestly decreasing the reserves required for term and universal life policies that are issued on January 1, 2007, and later. In addition, accounting and actuarial groups within the NAIC are studying whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

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

Index

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

(b)	Changes in internal control over financial reporting

As a result of the recent acquisitions of the Chase Insurance Group and Western General, the Company is in the process of making a number of significant changes in its internal controls over financial reporting beginning in the third quarter of 2006. The changes involve combining and centralizing the financial reporting process and the attendant personnel, and system changes. The Company expects this process to continue as we continue to integrate the new businesses into our existing corporate structure. Except as described above, no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

Index

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

In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet. These assumptions are used in the operations of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company’s actual experience, as well as changes in estimates, are used to prepare the Company’s statements of income. To the extent the Company’s actual experience and changes in estimates differ from original estimates, the Company’s financial condition is affected.

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

Index

The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations. Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements. Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from the National Association of Insurance Commissioners (NAIC). Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. As an example of both retroactive and prospective impacts, in late 2005, the NAIC approved an amendment to Actuarial Guideline 38, which interprets the reserve requirements for universal life insurance with secondary guarantees. This amendment retroactively increased the reserve requirements for universal life insurance with secondary guarantee products issued after July 1, 2005. This change to Actuarial Guideline 38 also affected the profitability of universal life products sold after the adoption date. The NAIC is continuing to study reserving methodology and has issued additional changes to AG38 and Regulation XXX, which may have the effect of modestly decreasing the reserves required for term and universal life policies that are issued on January 1, 2007, and later. In addition, accounting and actuarial groups within the NAIC are studying whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves. At the federal level, bills have been introduced in the U. S. Senate and the U. S. House of Representatives that would provide for an optional federal charter for life and property and casualty insurers, and another bill has been introduced in the U. S. House of Representatives that would pre-empt state law in certain respects with regard to the regulation of reinsurance. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material. Moreover, although in general with respect to regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation.

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

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal money laundering and anti-terrorism laws, and because the Company owns and operates real property, state, federal, and local environmental laws. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

Publicly held companies in general, and the financial services industry in particular, are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

Publicly held companies in general, and the financial services industry in particular, are sometimes the target of law enforcement investigations relating to the numerous laws that govern publicly held companies and the financial services and insurance business. The Company cannot predict the impact of any such investigations on the Company or the industry.

Index

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

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company’s products are sold through independent distribution channels, and variable annuity deposits are invested in funds managed by third parties. Also, a substantial portion of the business of the recently acquired Chase Insurance Group will be administered by a third party administrator. Additionally, the Company’s operations are dependent on various technologies, some of which are provided and/or maintained by other parties.

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

The Company and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. The Company may enter into third-party reinsurance arrangements under which the Company will rely on the third party to collect premiums, pay claims, and/or perform customer service functions. However, notwithstanding the transfer of related assets or other issues, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. Therefore, the failure of one or more of the Company’s reinsurers could negatively impact the Company’s earnings or financial position.

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

Index

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

The Company recently has implemented and plans to continue to implement a reinsurance program through the use of a captive reinsurer. Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program and related marketing efforts is dependent on a number of factors outside the control of the Company, including continued access to capital markets and the overall tax position of the Company. If the captive reinsurance program is not successful the Company’s ability to continue to offer its products on terms favorable to the Company would be adversely impacted.

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Item 6. Exhibits

Exhibit 10(a)	- Form of Restricted Stock Units Award Letter.

Exhibit 31(a)	- Certification Pursuant to §302 of the SarbanesOxley Act of 2002.

Exhibit 31(b)	- Certification Pursuant to §302 of the Sarbanes Oxley Act of 2002.

Exhibit 32(a)	- Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32(b)	- Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 99	- Safe Harbor for Forward Looking Statements.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: November 9, 2006	/s/ Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer
(Duly authorized officer)