Form 10-Q
period 2007-06-30
PROTECTIVE LIFE CORP
filed 2007-08-09
CIK 355429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
or
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

Number of shares of Common Stock, $0.50 par value, outstanding as of August 8, 2007: 70,141,673

PROTECTIVE LIFE CORPORATION Quarterly Report on Form 10-Q For Quarter Ended June 30, 2007 INDEX

Part I.	Financial Information:
Item 1.	Financial Statements (unaudited):
Consolidated Condensed Statements of Income for the
Three and Six Months ended June 30, 2007 and 2006
Consolidated Condensed Balance Sheets as of June 30, 2007
and December 31, 2006
Consolidated Condensed Statements of Cash Flows for the
Six Months ended June 30, 2007 and 2006
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

Signature

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

Three Months Ended		Six Months Ended
June 30		June 30
2007	2006	2007	2006
Revenues Premiums and policy fees	$691,165	$506,211	$1,348,182	$1,013,905
Reinsurance ceded	(422,766)	(307,769)	(793,763)	(588,439)
Net of reinsurance ceded	268,399	198,442	554,419	425,466
Net investment income	410,436	300,734	826,118	599,799
Realized investment gains (losses): Derivative financial instruments	76,281	(4,799)	73,990	8,538
All other investments	(66,609)	14,663	(53,315)	19,816
Other income	57,452	53,599	131,244	102,135
Total revenues	745,959	562,639	1,532,456	1,155,754
Benefits and expenses Benefits and settlement expenses, net of reinsurance ceded: (three months: 2007 - $469,449; 2006 - $290,566 six months: 2007 - $762,347; 2006 - $547,125)	458,949	335,937	926,734	685,545
Amortization of deferred policy acquisition costs and value of businesses acquired	78,036	34,153	154,416	84,184
Other operating expenses, net of reinsurance ceded: (three months: 2007 - $72,368; 2006 - $48,703 six months: 2007 - $137,671; 2006 – $94,994)	107,533	89,863	216,537	172,682
Total benefits and expenses	644,518	459,953	1,297,687	942,411
Income before income tax	101,441	102,686	234,769	213,343
Income tax expense	36,336	35,745	79,081	74,265
Net income	$65,105	$66,941	$155,688	$139,078
Net income per share – basic	$0.92	$0.94	$2.19	$1.96
Net income per share – diluted	$0.91	$0.94	$2.18	$1.95
Cash dividends paid per share	$0.225	$0.215	$0.44	$0.41
Average shares outstanding – basic	71,074,976	70,805,802	71,046,489	70,779,151
Average shares outstanding – diluted	71,490,467	71,381,677	71,488,786	71,469,976

        See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

June 30	December 31
2007	2006
Assets Investments: Fixed maturities, at fair market value (amortized cost: 2007 - $21,684,591; 2006 - $21,194,871)	$21,459,631	$21,367,263
Equity securities, at fair market value (cost: 2007 - $65,712; 2006 - $121,823)	68,540	128,695
Mortgage loans	4,119,350	3,880,028
Investment real estate, net of accumulated depreciation (2007 - $253; 2006 - $5,483)	12,067	38,918
Policy loans	819,387	839,502
Other long-term investments	185,958	310,225
Short-term investments	809,957	1,381,073
Total investments	27,474,890	27,945,704
Cash	361,129	69,516
Accrued investment income	284,181	284,529
Accounts and premiums receivable, net of allowance for uncollectible amounts (2007 - $3,686; 2006 - $4,140)	206,857	194,447
Reinsurance receivables	4,881,638	4,618,122
Deferred policy acquisition costs and value of businesses acquired	3,391,650	3,198,735
Goodwill	114,717	100,479
Property and equipment, net of accumulated depreciation (2007 - $107,616; 2006 - $109,718)	43,328	43,796
Other assets	155,102	165,656
Income tax receivable	50,102	116,318
Assets related to separate accounts Variable annuity	2,929,160	2,750,129
Variable universal life	344,529	307,863
Total assets	$40,237,283	$39,795,294
Liabilities Policy liabilities and accruals	$16,738,012	$16,059,930
Stable value product account balances	4,806,721	5,513,464
Annuity account balances	8,786,272	8,958,089
Other policyholders' funds	372,299	328,664
Securities sold under repurchase agreements	312,000	16,949
Other liabilities	1,372,999	1,323,375
Deferred income taxes	312,154	374,486
Non-recourse funding obligations	600,000	425,000
Liabilities related to variable interest entities	400,000	420,395
Long-term debt	444,852	479,132
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts Variable annuity	2,929,160	2,750,129
Variable universal life	344,529	307,863
Total liabilities	37,943,741	37,482,219
Commitments and contingent liabilities – Note 3
Share-owners' equity Preferred Stock, $1 par value, shares authorized: 4,000,000; Issued: None Common Stock, $.50 par value, shares authorized: 2007 and 2006 -160,000,000 shares issued: 2007 and 2006 – 73,251,960	36,626	36,626
Additional paid-in capital	442,504	438,485
Treasury stock, at cost (2007 – 3,111,232 shares; 2006 – 3,287,312 shares)	(11,181)	(11,796)
Unallocated stock in Employee Stock Ownership Plan (2007 – 259,139 shares; 2006 – 366,243 shares)	(852)	(1,231)
Retained earnings	1,965,577	1,838,560
Accumulated other comprehensive income (loss): Net unrealized gains (losses) on investments, net of income tax: (2007 - $(60,140) ; 2006 – $22,109)	(108,269)	41,405
Accumulated gain (loss) – hedging, net of income tax: (2007 – (4,348); 2006 - $(3,179)	(7,843)	(5,954)
Postretirement benefits liability adjustment, net of income tax: (2007 - $(12,292); 2006 - $(12,292))	(23,020)	(23,020)
Total share-owners’ equity	2,293,542	2,313,075
	$40,237,283	$39,795,294

        See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
Six Months Ended
June 30
2007	2006
Cash flows from operating activities Net income	$155,688	$139,078
Adjustments to reconcile net income to net cash provided by operating activities: Realized investment (gains) losses	(20,675)	(28,354)
Amortization of deferred policy acquisition costs and value of businesses acquired	154,416	84,184
Capitalization of deferred policy acquisition costs	(247,015)	(192,892)
Depreciation expense	5,649	6,742
Deferred income tax	47,335	61,393
Accrued income tax	66,403	59,720
Interest credited to universal life and investment products	494,214	379,760
Policy fees assessed on universal life and investment products	(276,383)	(232,124)
Change in reinsurance receivables	(263,516)	(191,522)
Change in accrued investment income and other receivables	(12,062)	(47,968)
Change in policy liabilities and other policyholders' funds of traditional life and health products	166,875	307,262
Trading securities:
Maturities and principal reductions of investments	202,938	0
Sale of investments	1,043,473	0
Cost of investments acquired	(1,381,788)	0
Other net change in trading securities	59,067	5,329
Change in other liabilities	185,561	44,375
Other, net	(34,610)	11,012
Net cash provided by operating activities	345,570	405,995
Cash flows from investing activities Investments available for sale:
Maturities and principal reductions of investments
Fixed maturities	719,465	580,437
Equity securities	0	0
Sale of investments
Fixed maturities	1,373,939	2,496,444
Equity securities	61,141	3,520
Cost of investments acquired
Fixed maturities	(2,437,415)	(3,096,211)
Equity securities	(1,323)	(3,343)
Mortgage loans:
New borrowings	(470,517)	(489,928)
Repayments	230,988	238,972
Change in investment real estate, net	33,990	34,368
Change in policy loans, net	20,115	4,600
Change in other long-term investments, net	(686)	19,124
Change in short-term investments, net	484,607	(21,081)
Purchase of property and equipment	(11,238)	(3,053)
Sales of property and equipment	4,094	0
Net cash provided by (used in) investing activities	7,160	(236,151)
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	69,000	89,000
Principal payments on line of credit arrangement and long-term debt	(103,280)	(82,000)
Net proceeds from securities sold under repurchase agreements	295,051	0
Payments on liabilities related to variable interest entities	(20,395)	(12,113)
Issuance of non-recourse funding obligations	175,000	75,000
Dividends to share owners	(30,817)	(28,647)
Investment product deposits and change in universal life deposits	1,310,001	991,537
Investment product withdrawals	(1,747,821)	(1,229,829)
Excess tax benefits on stock based compensation	1,653	2,668
Other financing activities, net	(9,509)	(23,412)
Net cash used in financing activities	(61,117)	(217,796)
Change in cash	291,613	(47,952)
Cash at beginning of period	69,516	83,670
Cash at end of period	$361,129	$35,718

        See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in tables are in thousands, except per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting Pronouncements Recently Adopted

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

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.  Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 133 and 140” (“SFAS 155”).  SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest only (IO) strips and principal only (PO) strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The adoption of SFAS 155 resulted in a positive cumulative effect adjustment to opening retained earnings of approximately $2.0 million ($1.3 million net of taxes), related to the Company’s equity indexed annuity product line.

FASB Interpretation No. 48.  Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of an income tax position taken or expected to be taken in an income tax return.  Additionally, this interpretation requires, in order for the Company to recognize a benefit in its financial statements from a given tax return position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that tax return position.  In making this analysis, the Company must assume that the taxing authority is fully informed of all of the facts regarding this issue.  Furthermore, new disclosures regarding the effect of the accounting for uncertain tax positions on the financial statements will be required.

As a result of the implementation of FIN 48, the Company recognized a $0.9 million decrease in the liability for unrecognized income tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance.  The Company’s liability for all unrecognized income tax benefits as of January 1, 2007 was $23.9 million.  If recognized, approximately $3.2 million would be recorded as a component of income tax expense. Using information available as of June 30, 2007, the Company believes it is reasonably possible that in the next 12 months, $1.7 million of unrecognized tax benefits will be recognized due to the expiration of the relevant statute of limitations.

Any accrued interest and penalties related to unrecognized tax benefits have been included in income tax expense.  The Company had approximately $5.9 million of accrued interest associated with unrecognized tax benefits as of January 1, 2007.

There were no significant changes to any of the aforementioned amounts during the six months ended June 30, 2007.  The Company’s 2003 through 2005 income tax returns remain open to examination by the Internal Revenue Service and major state income taxing jurisdictions.

Accounting Pronouncements Not Yet Adopted

SFAS No. 157 - Fair Value Measurements.  In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective prospectively with a limited form of retrospective application for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company).  The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated results of operations and financial position.

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This standard permits entities to choose to measure eligible financial assets and financial liabilities at fair value.  SFAS 159 is effective for the Company beginning January 1, 2008.  The Company has not yet made a decision as to whether or not it will elect the fair value option for any financial assets or financial liabilities. As a result, the Company does not know what impact, if any, that SFAS 159 will have on its consolidated results of operations and financial position.

Statement of Position 07-1.  In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide ("AAG"), Audits of Investment Companies.  In addition, for such entities, SOP 07-1 provides guidance concerning whether specialized industry accounting principles as set forth in the AAG should be applied by a parent company in consolidation or by an equity method investor in an investment company.  SOP 07-1 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, that SOP 07-1 will have on its consolidated results of operations and financial position.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported net income or share-owners' equity.  Included in these reclassifications is a change in the Consolidated Condensed Statement of Cash Flows to remove the effects of policy fees assessed on universal life and investment products from financing activities.  While this had no effect on total cash flow, for the six months ended June 30, 2007, net cash provided by operating activities was decreased and net cash provided by financing activities was increased by $232.1 million.

2.	NON-RECOURSE FUNDING OBLIGATIONS

Non-Recourse Funding Obligations

The Company issued $175.0 million of non–recourse funding obligations during the first six months of 2007, bringing the total amount outstanding to $600.0 million at June 30, 2007.  These non-recourse funding obligations bear a floating rate of interest and mature in 2037.  The weighted average interest rate as of June 30, 2007, was 6.8%.

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

4.	STOCK-BASED COMPENSATION

Performance shares awarded during the first six months of 2007 and 2006, and their estimated fair value at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value	Year Awarded	Performance Shares	Estimated Fair Value

2007	64,700	$2,800	2006	125,430	$6,100

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

During the first quarter of 2007, stock appreciation rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s Common Stock.  The SARs are exercisable in four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, upon a change in control of the Company) and expire after ten years or upon termination of employment.  The SARs activity as well as weighted average base price for the first six months of 2007 is as follows:

	Weighted Average Base Price	No. of SARs
Balance at December 31, 2006	$29.33	1,155,946
SARs granted	43.46	218,900
SARs exercised	24.85	(113,142)
Balance at June 30, 2007	$32.18	1,261,704

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

5.	DEFINED BENEFIT PENSION PLAN AND UNFUNDED EXCESS BENEFITS PLAN

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	Three Months Ended June 30		Six months Ended June 30
	2007	2006	2007	2006

Service cost – Benefits earned during the period	$2,016	$1,726	$4,641	$4,302
Interest cost on projected benefit obligations	2,454	2,162	4,994	4,658
Expected return on plan assets	(2,645)	(2,676)	(5,538)	(5,772)
Amortization of prior service cost	53	54	106	118
Amortization of actuarial losses	761	774	1,610	2,046
Net periodic benefit cost	$2,639	$2,040	$5,813	$5,352

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected that no funding would be required in 2007.  The Company has not yet determined the amount, if any, that it will contribute to its defined benefit pension plan during 2007.  As of June 30, 2007, no contributions have been made to the defined benefit pension plan.

In addition to pension benefits, the Company provides limited healthcare benefits and life insurance benefits to eligible retirees.  The cost of these plans for the six months ended June 30, 2007 and 2006 was immaterial.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	Three Months Ended June 30		Six months Ended June 30
	2007	2006	2007	2006

Calculation of basic earnings per share:
Net income	$65,105	$66,941	$155,688	$139,078

Average shares issued and outstanding	70,030,154	69,804,417	70,013,392	69,798,924
Issuable under various deferred compensation plans	1,044,822	1,001,385	1,033,097	980,227
Weighted shares outstanding - Basic	71,074,976	70,805,802	71,046,489	70,779,151

Basic earnings per share	$0.92	$0.94	$2.19	$1.96

Calculation of diluted earnings per share:
Net income	$65,105	$66,941	$155,688	$139,078

Weighted shares outstanding - Basic	71,074,976	70,805,802	71,046,489	70,779,151
Stock appreciation rights (“SARs”)(a)	251,586	290,235	258,050	303,172
Issuable under various other stock-back compensation plans	163,905	285,640	184,247	387,653
Weighted shares outstanding - Diluted	71,490,467	71,381,677	71,488,786	71,469,976

Diluted earnings per share	$0.91	$0.94	$2.18	$1.95
(a)   Excludes 331,450 and 144,100 SARs as of June 30, 2007 and 2006, respectively that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding.

7.	COMPREHENSIVE INCOME

The following table sets forth the Company's comprehensive income (loss) for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Net income	$65,105	$66,941	$155,688	$139,078
Change in net unrealized gains on investments, net of income tax: (three months: 2007 - $(94,717); 2006 - $(57,216) six months: 2007 - $(80,332); 2006 - $(135,519))	(172,728)	(106,632)	(146,496)	(253,903)
Change in accumulated gain-hedging, net of income tax: (three months: 2007 - $(2,162); 2006 - $(725) six months: 2007 - $(947); 2006 - $1,575)	(3,899)	(1,352)	(1,708)	2,951
Minimum pension liability adjustment, net of income tax: (three months: 2007 - $0; 2006 - $(1,144) six months: 2007- $0; 2006 - $(1,144))	0	(2,132)	0	(2,132)
Reclassification adjustment for hedging amounts included in net income, net of tax: (three months: 2007 - $(136); 2006 - $0 six months: 2007 - $(101); 2006 - $0)	(244)	0	(181)	0
Reclassification adjustment for amounts included in net income, net of income tax: (three months: 2007 - $(118); 2006 - $(2,128) six months: 2007 - $(1,743); 2006 - $(779))	(215)	(3,966)	(3,178)	(1,460)
Comprehensive income (loss)	$(111,981)	$(47,141)	$4,125	$(115,466)

8.	OPERATING SEGMENTS

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

•
The Annuities segment manufactures, sells, and supports fixed and variable annuity products.  These products are primarily sold through broker-dealers, but are also sold through financial institutions and independent agents and brokers.

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

•
The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles (“RV”).  In addition, the segment markets a guaranteed asset protection (“GAP”) product and an inventory protection product (“IPP”).

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

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Revenues
Life Marketing	$235,205	$196,557	$505,744	$415,482
Acquisitions	227,448	100,505	459,152	201,956
Annuities	77,724	67,478	151,478	131,274
Stable Value Products	70,895	83,060	151,421	160,439
Asset Protection	82,218	70,303	162,241	135,452
Corporate and Other	52,469	44,736	102,420	111,151
Total revenues	$745,959	$562,639	$1,532,456	$1,155,754

Segment Operating Income (Loss)
Life Marketing	$37,834	$51,225	$103,114	$92,006
Acquisitions	30,814	18,958	63,063	38,864
Annuities	6,669	6,150	12,275	10,891
Stable Value Products	12,355	11,800	24,541	24,144
Asset Protection	11,522	8,904	21,606	17,642
Corporate and Other	(1,300)	6,848	477	18,511
Total segment operating income (loss)	97,894	103,885	225,076	202,058

Realized investment gains (losses) – investments(1)	(71,146)	4,946	(62,198)	4,773
Realized investment gains (losses) – derivatives(2)	74,693	(6,145)	71,891	6,512
Income tax expense	(36,336)	(35,745)	(79,081)	(74,265)
Net income	$65,105	$66,941	$155,688	$139,078

(1)Realized investment gains (losses) – investments	$(66,609)	$14,663	$(53,315)	$19,816
Less participating income from real estate ventures	3,707	8,168	6,857	13,494
Less related amortization of DAC	830	1,549	2,026	1,549
	$(71,146)	$4,946	$(62,198)	$4,773

(2)Realized investment gains (losses) – derivatives	$76,281	$(4,799)	$73,990	$8,538
Less settlements on certain interest rate swaps	237	674	494	2,005
Less derivative losses related to certain annuities	1,351	672	1,605	21
	$74,693	$(6,145)	$71,891	$6,512

Life Marketing operating income for six months ended June 30, 2007 includes a $15.7 million gain on the sale of a subsidiary which is included in other income.

	Operating Segment Assets June 30, 2007
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$8,929,029	$11,482,568	$7,451,666	$4,798,446
Deferred policy acquisition costs and value of businesses acquired	2,009,979	1,021,805	210,038	15,855
Goodwill	10,193	46,406	0	0
Total assets	$10,949,201	$12,550,779	$7,661,704	$4,814,301

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$1,449,382	$2,591,425	$28,400	$36,730,916
Deferred policy acquisition costs and value of businesses acquired	125,715	8,258	0	3,391,650
Goodwill	58,035	83	0	114,717
Total assets	$1,633,132	$2,599,766	$28,400	$40,237,283

	Operating Segment Assets December 31, 2006
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$8,041,854	$10,650,928	$8,142,681	$5,369,107
Deferred policy acquisition costs and value of businesses acquired	1,846,219	925,218	261,826	16,603
Goodwill	10,354	32,007	0	0
Total assets	$9,898,427	$11,608,153	$8,404,507	$5,385,710

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$992,932	$3,261,874	$36,704	$36,496,080
Deferred policy acquisition costs and value of businesses acquired	125,745	23,124	0	3,198,735
Goodwill	58,035	83	0	100,479
Total assets	$1,176,712	$3,285,081	$36,704	$39,795,294

9.	SUBSEQUENT EVENT

On July 10, 2007, Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly-owned by Protective Life Insurance Company (“Protective Life”), itself a wholly-owned and consolidated subsidiary of the Company, issued $575 million in aggregate principal amount of floating rate surplus notes due July 15, 2052 (the “Notes”). Golden Gate II has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate of $675 million principal amount of surplus notes (including the Notes).  The Notes are direct financial obligations of Golden Gate II.

The Notes were issued by Golden Gate II to fund statutory reserves required by the Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”), as clarified by Actuarial Guideline 38 (commonly known as “AXXX”).  Golden Gate II has entered into an agreement to reinsure from Protective Life certain universal life insurance policies with secondary guarantees on a combination coinsurance and modified coinsurance basis.  Protective Life Corporation ("PLC") has entered into certain support agreements with Golden Gate II obligating PLC to provide support payments to Golden Gate II under certain adverse interest rate conditions and to the extent of any reduction in the reinsurance premiums received by Golden Gate II due to an increase in the premium rates charged to Protective Life under its third-party yearly renewable term reinsurance agreements that reinsure a portion of the mortality risk of the policies that are ceded to Golden Gate II.  In addition, PLC has entered into a support agreement with Golden Gate II obligating PLC to pay or make capital contributions to Golden Gate II in respect of certain of Golden Gate II’s expenses and in certain circumstances to collateralize certain of PLC's obligations to Golden Gate II.

The Notes were sold for deposit into certain Delaware trusts (the “Trusts”) that will issue money market securities, term securities resetting to money market securities after a specified period or term securities (the “Securities”).  The holders of Notes cannot require repayment from PLC, Protective Life or any of their affiliates, other than Golden Gate II, the direct issuer of the Notes.  PLC has agreed, under certain circumstances, to make certain liquidity advances to the Trusts not in excess of specified amounts of assets held in a reinsurance trust of which Protective Life is the beneficiary and Golden Gate II is the grantor in the event that the Trusts do not have sufficient funds available to fully redeem the Securities at the stated maturity date.  PLC’s obligation to make any such liquidity advance is subject to it having a first priority security interest in the residual interest in such reinsurance trust and in the Notes.

Golden Gate II will pay interest on the principal amount of the Notes on a monthly basis, subject to regulatory approval.  Any payment of principal of, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of Golden Gate II’s licensing order and in accordance with applicable law.  The holders of the Notes have no rights to accelerate payment of principal on the Notes under any circumstances, including without limitation, for nonpayment or breach of any covenant.  Golden Gate II reserves the right to repay the Notes at any time, subject to the terms of the Notes and prior regulatory approval.

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

The following table presents a summary of results and reconciles segment operating income to consolidated net income:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
Segment Operating Income (Loss)
Life Marketing	$37,834	$51,225	(26.1)%	$103,114	$92,006	12.1%
Acquisitions	30,814	18,958	62.5	63,063	38,864	62.3
Annuities	6,669	6,150	8.4	12,275	10,891	12.7
Stable Value Products	12,355	11,800	4.7	24,541	24,144	1.6
Asset Protection	11,522	8,904	29.4	21,606	17,642	22.5
Corporate and Other	(1,300)	6,848	(119.0)	477	18,511	(97.4)
Total segment operating income (loss)	97,894	103,885	(5.8)%	225,076	202,058	11.4

Realized investment gains (losses) – investments(1)	(71,146)	4,946		(62,198)	4,773
Realized investment gains (losses) – derivatives(2)	74,693	(6,145)		71,891	6,512
Income tax expense	(36,336)	(35,745)		(79,081)	(74,265)
Net income	$65,105	$66,941	(2.7)	$155,688	$139,078	11.9

(1) Realized investment gains (losses) – investments	$(66,609)	$14,663		$(53,315)	$19,816
Less participating income from real estate ventures	3,707	8,168		6,857	13,494
Less related amortization of DAC	830	1,549		2,026	1,549
	$(71,146)	$4,946		$(62,198)	$4,773

(2) Realized investment gains (losses) – derivatives	$76,281	$(4,799)		$73,990	$8,538
Less settlements on certain interest rate swaps	237	674		494	2,005
Less derivative gains related to certain annuities	1,351	672		1,605	21
	$74,693	$(6,145)		$71,891	$6,512

Net income for the first six months of 2007 reflects an 11.4% increase in segment operating income compared to the same period of 2006.  The two largest items contributing to this increase include a $15.7 million gain on the sale of the Life Marketing segment’s direct marketing subsidiary and a $24.2 million increase in operating earnings in the Acquisitions segment resulting primarily from the prior year acquisition of the Chase Insurance Group.  These two favorable items were partially offset by a year-to-date decline in operating earnings for the Corporate & Other segment of $18.0 million resulting primarily from higher interest expense.  Net realized investment gains were $9.7 million for the first six months of 2007 compared to $11.3 million for the same period of 2006, a decrease of $1.6 million.

Life Marketing segment operating income was $37.8 million and $103.1 million for the current quarter and year-to-date, respectively, representing a quarterly decrease of 26.1% and a year-to-date increase of 12.1% over the same periods of the prior year.  This second quarter decrease was primarily due to $14.1 million of favorable DAC unlocking that occurred in the second quarter of 2006. The year-to-date increase was primarily due to a $15.7 million gain before taxes on the sale of the segment’s direct marketing subsidiary and favorable mortality in 2007 compared to 2006. The increases in the Acquisitions segment’s operating income for the current quarter and year-to-date are due to the acquisition of the Chase Insurance Group completed in the third quarter of 2006.  This acquisition contributed $27.6 million to the Acquisition segment’s operating income for the first six months of 2007.

Favorable results in the market value adjusted annuity line, partially offset by unfavorable mortality results in the single premium immediate annuity line, resulted in a 12.7% increase in operating income for the Annuities segment for the first six months of 2007.  A general improvement in the equity markets and increasing account balances contributed to the increase in operating earnings during the first six months of 2007 for the segment.  Declines in average account values offset by increases in operating spreads resulted in slightly higher operating income for the second quarter and first six months of 2007 in the Stable Value Products segment compared to the same periods of 2006.

The Asset Protection segment’s operating income increases of 29.4% and 22.5% for the second quarter and first six months of 2007, respectively, were primarily the result of improvements in the segment’s service contract line, which were up $3.4 million for the quarter and $5.7 million year-to-date.  Favorable results from the service contract line were partially offset by unfavorable results from other product lines and lines the segment is no longer marketing.

The declines in operating income for the Corporate and Other segment are primarily the result of increases in interest expense resulting from increased borrowings, partially offset by higher net investment income. The increase in interest expense is primarily due to the issuance of $200 million of subordinated debt securities to finance the Chase Insurance Group acquisition in the third quarter of 2006 and the issuance of non-recourse funding obligations to support the Company’s Regulation XXX redundant reserves.

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

Life Marketing

The Life Marketing segment markets level premium term insurance (“traditional life”), universal life (“UL”), variable universal life, and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.  Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$361,624	$325,496	11.1%	$707,309	$650,860	8.7%
Reinsurance ceded	(239,702)	(237,148)	1.1	(447,316)	(445,779)	0.3
Net premiums and policy fees	121,922	88,348	38.0	259,993	205,081	26.8
Net investment income	82,291	75,474	9.0	163,394	148,327	10.2
Other income	30,992	32,735	(5.3)	82,357	62,074	32.7
Total operating revenues	235,205	196,557	19.7	505,744	415,482	21.7

BENEFITS AND EXPENSES
Benefits and settlement expenses	152,147	122,432	24.3	301,476	258,331	16.7
Amortization of deferred policy acquisition costs	25,564	1,636	1462.6	54,262	21,102	157.1
Other operating expenses	19,660	21,264	(7.5)	46,892	44,043	6.5
Total benefits and expenses	197,371	145,332	35.8	402,630	323,476	24.5

OPERATING INCOME	37,834	51,225	(26.1)	103,114	92,006	12.1

INCOME BEFORE INCOME TAX	$37,834	$51,225	(26.1)	$103,114	$92,006	12.1

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales By Product
Traditional	$43,955	$35,733	23.0%	$77,447	$73,209	5.8%
Universal life	18,515	16,109	14.9	32,712	47,597	(31.3)
Variable universal life	2,181	1,628	34.0	4,009	2,913	37.6
	$64,651	$53,470	20.9	$114,168	$123,719	(7.7)

Sales By Distribution Channel
Brokerage general agents	$41,210	$32,644	26.2	$71,089	$70,823	0.4
Independent agents	10,629	9,216	15.3	18,957	23,016	(17.6)
Stockbrokers/banks	9,452	8,082	17.0	17,945	21,649	(17.1)
BOLI / other	3,360	3,528	(4.8)	6,177	8,231	(25.0)
	$64,651	$53,470	20.9	$114,168	$123,719	(7.7)

Average Life Insurance In-Force(1)
Traditional	$425,847,790	$374,705,974	13.6	$418,070,072	$368,990,677	13.3
Universal life	51,028,227	50,337,452	1.4	51,135,756	49,726,677	2.8
	$476,876,017	$425,043,426	12.2	$469,205,828	$418,717,354	12.1

Average Account Values
Universal life	$4,927,779	$4,746,318	3.8	$4,904,775	$4,677,818	4.9
Variable universal life	332,251	272,397	22.0	324,121	265,374	22.1
	$5,260,030	$5,018,715	4.8	$5,228,896	$4,943,192	5.8

Mortality Experience (2)	$1,188	$(392)		$8,951	$(40)
(1)    Amounts are not adjusted for reinsurance ceded.
(2)    Represents a favorable (unfavorable) variance as compared to pricing assumptions. Excludes results related to Chase Insurance Group which was acquired in the third quarter
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

Operating income declined 26.1% and increased 12.1% from the second quarter and first six months of 2006, respectively.  The second quarter decline is primarily due to $14.1 million favorable DAC unlocking that occurred in the second quarter of 2006, while the year-to-date increase is primarily the result of a gain recognized during the first quarter of 2007 on the sale of the segment’s direct marketing subsidiary combined with favorable mortality results.  Excluding the $15.7 million gain on the sale of a subsidiary which is included in other income, total revenues increased 17.9% on a year-to-date basis compared to the same period of 2006.  These increases are the result of growth of life insurance in-force and average account values, and are partially offset by higher overall benefits and expenses (24.3% and 16.7% higher for the second quarter and first six months of 2007, respectively, as compared to the same periods of 2006).

Net premiums and policy fees grew by 38.0% in the current quarter and by 26.8% year-to-date due in part to the growth in life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain traditional life products.  Beginning in the second quarter of 2005, the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of its newly written traditional life products (products written during the second quarter of 2005 and later.)  In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results.  The Company’s maximum retention level for newly issued universal life products is $1,000,000.

Net investment income in the segment increased 9.0% for the quarter and 10.2% year-to-date, reflecting the growth of the segment’s assets caused by the increase in life reserves.  Other income increased 32.7% for the first six months of 2007, primarily due to a $15.7 million gain recognized on the sale of the segment’s direct marketing subsidiary.  The remainder of the year-to-date increase in other income is due to additional income from the segment’s broker-dealer subsidiary resulting from increased fees related to variable annuity managed accounts and higher investment advisory fees.

Benefits and settlement expenses were 24.3% and 16.7% higher than the second quarter and first six months of 2006, respectively, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values, partially offset year-to-date by favorable fluctuations in mortality experience.  The gross mortality variance (actual results compared to pricing) for the second quarter and first six months of 2007 was $0.8 million and $9.0 million more favorable, respectively, than the same periods of 2006.  The estimated mortality impact on earnings for the second quarter and first six months of 2007 was an unfavorable $1.6 million and a favorable $5.8 million, respectively, which was approximately $0.4 million less favorable and $7.5 million more favorable, respectively, than estimated mortality impact on earnings for the same periods of 2006.

The increase in DAC amortization for the second quarter of 2007 compared to the prior year was primarily due to favorable DAC unlocking during the second quarter of 2006.  An evaluation of DAC, including a review of the underlying assumptions of future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads was performed by the Company on its West Coast Life UL product during the second quarter of 2006.  As a result of this review, assumptions were updated based on actual experience and/or expectations for the future.  This change in assumptions, and resulting adjustment to DAC, referred to as “unlocking”, resulted in a favorable adjustment of approximately $14.1 million during the second quarter of 2006.  The year-to-date increase in DAC amortization compared to the same period of 2006 was primarily due to the 2006 DAC unlocking discussed above, combined with the increase in the Company’s block of term business not subject to reinsurance and overall growth in average life insurance in-force.

Other operating expenses for the segment were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
Insurance Companies:
First year commissions	$79,607	$76,429	4.2%	$150,013	$170,696	(12.1)%
Renewal commissions	10,459	8,973	16.6	20,020	17,377	15.2
First year ceding allowances	(14,091)	(28,033)	(49.7)	(30,006)	(60,865)	(50.7)
Renewal ceding allowances	(59,921)	(55,129)	8.7	(114,512)	(101,460)	12.9
General & administrative	47,106	40,500	16.3	91,300	83,763	9.0
Taxes, licenses and fees	8,872	7,365	20.5	17,732	15,437	14.9
Other operating expenses incurred	72,032	50,105	43.8	134,547	124,948	7.7

Less commissions, allowances & expenses capitalized	(82,023)	(62,948)	30.3	(152,154)	(144,590)	5.2

Other operating expenses	(9,991)	(12,843)	(22.2)	(17,607)	(19,642)	(10.4)

Marketing Companies:
Commissions	23,229	20,515	13.2	46,110	38,069	21.1
Other	6,422	13,592	(52.8)	18,389	25,616	(28.2)
Other operating expenses	29,651	34,107	(13.1)	64,499	63,685	1.3

Other operating expenses	$19,660	$21,264	(7.5)%	$46,892	$44,043	6.5%

The Company utilizes reinsurance for most of its products, with the terms of the reinsurance agreed upon before products are made available for sale.  The Company determines its pricing, and analyzes its financial performance, on a net of reinsurance basis with the objective of achieving an attractive return on investment for its shareholders.  Generally, the Company’s profits emerge as a level percentage of premiums for Statement of Financial Accounting Standards No. 60 (“SFAS 60”) products and as a level percentage of estimated gross profits for Statement of Financial Accounting Standards No. 97 (“SFAS 97”) products.  Under both SFAS 60 and 97, the amount of earnings and investment will vary with the utilization of reinsurance.  In addition, the utilization of reinsurance can cause fluctuations in individual income and expense line items from year to year.  Consideration of all components of the segment’s income statement, including amortization of deferred acquisition costs (“DAC”), is required to assess the impact of reinsurance on segment operating income.

Reinsurance allowances represent the amount the reinsurer is willing to pay for reimbursement of acquisition and other costs incurred by the direct writer of the business.  The amount and timing of these allowances are negotiated by the Company and each reinsurer.  The Company receives allowances according to the prescribed schedules in the reinsurance contracts, which may or may not bear a relationship to actual operating expenses incurred by the Company.  First year commissions paid by the Company may be higher than first year allowances paid by the reinsurer, and reinsurance allowances may be higher in later years than renewal commissions paid by the Company.  However, the pattern of reinsurance allowances does not impact the pattern of earnings from year to year.  While the recognition of reinsurance allowances is consistent with U.S. GAAP, non-deferred allowances often exceed the segment’s non-deferred direct costs, causing net other operating expenses to be negative.  However, consistent with SFAS 60 and SFAS 97, fluctuations in non-deferred allowances tend to be offset by changes in DAC amortization with the resulting profits emerging as a level percentage of premiums for SFAS 60 products and as a level percentage of estimated gross profits for SFAS 97 products.

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

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
Allowances received	$74,012	$83,162	(11.0)%	$144,518	$162,325	(11.0)%
Less amount deferred	(39,310)	(48,605)	(19.1)	(77,890)	(96,862)	(19.6)
Allowances recognized (reduction in other operating expenses)	$34,702	$34,557	0.4%	$66,628	$65,463	1.8

Non-deferred reinsurance allowances of $34.7 million and $34.6 million were recognized in the second quarters of 2007 and 2006, respectively, resulting in reductions in operating expenses by these amounts in the same periods.  Non-deferred reinsurance allowances increased 0.4% and 1.8% in the second quarter and first six months of 2007 compared to the same periods of 2006, primarily as the result of increases in the Company’s life insurance in-force.

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

The amounts of ceded premium paid by the Company and allowances reimbursed by the reinsurer are reflected in the table below:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
Ceded premiums	$239,702	$237,148	1.1%	$447,316	$445,779	0.3%
Allowances received	74,012	83,162	(11.0)	144,518	162,325	(11.0)
Net ceded premiums	$165,690	$153,986	7.6%	$302,798	$283,454	6.8%

The net ceded premium increased 7.6% and 6.8% in the second quarter and first six months of 2007 compared to the same periods of the prior year, primarily due to decreases in allowances received.  The Company’s move during 2005 to reduce its reliance on reinsurance by entering into a securitization structure to fund certain statutory reserves will ultimately result in a reduction in both ceded premiums and reinsurance allowances received.  As reinsurance allowances tend to be highest in the first year of a policy and subsequently decline, for a period of time, the decrease in allowances received will outpace the decrease in ceded premiums, resulting in an increase in net ceded premiums.

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

Other operating expenses for the insurance companies increased in both the second quarter and first six months of 2007 compared to the prior year.  The first quarter of 2006 included a $2.1 million true-up of field compensation expenses related to sales in prior periods that increased expense in the prior year period.  Excluding the prior year true-up, other operating expenses increased 11.8% for the insurance companies in the first six months of 2007 compared to the same period of the prior year, as a result of higher incurred non-deferrable expenses.  Amounts capitalized as DAC generally include first year commissions, reinsurance allowances, and other deferrable acquisition expenses.  The changes in these amounts generally reflect the trends in sales.  Other operating expenses for the segment’s marketing companies for the first six months of 2007 are relatively unchanged compared to the prior year.

Sales for the segment declined 7.7% in the first six months of 2007 versus 2006, primarily due to a 31.3% decline in UL sales.  This decline in UL sales is the expected result of pricing adjustments on certain UL products in response to the higher reserve levels required under Actuarial Guideline 38 (“AG38”).  See additional discussion of AG38 and its impact on certain UL products in the “Recent Developments” section herein.  Traditional life sales increased 5.8% in the first six months of 2007 compared to the prior year.  There has been intense competition in the market for these products during the past several quarters.  The Company continually reviews its product features and pricing in an effort to maintain or improve its competitive position.  Sales of BOLI business have declined in 2007 compared to the prior year.  BOLI sales can vary widely between periods as the segment responds to opportunities for these products only when required returns can be achieved.

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

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies.  The segment's primary focus is on life insurance policies sold to individuals.  Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$214,464	$63,203	239.3%	$408,946	$126,189	224.1%
Reinsurance ceded	(137,370)	(16,617)	726.7	(255,612)	(33,259)	668.5
Net premiums and policy fees	77,094	46,586	65.5	153,334	92,930	65.0
Net investment income	145,263	53,626	170.9	294,249	108,116	172.2
Other income	2,525	293	761.8	4,773	910	424.5
Total operating revenues	224,882	100,505	123.8	452,356	201,956	124.0
Realized gains (losses) – investments	(69,216)	0		(61,283)	0
Realized gains (losses) – derivatives	71,782	0		68,079	0
Total revenues	227,448	100,505	126.3%	459,152	201,956	127.4%

BENEFITS AND EXPENSES
Benefits and settlement expenses	158,284	66,984	136.3	320,188	134,438	138.2
Amortization of deferred policy acquisition costs and value of businesses acquired	19,200	6,809	182.0	39,148	13,144	197.8
Other operating expenses	16,584	7,754	113.9	29,957	15,510	93.1
Operating benefits and expenses	194,068	81,547	138.0	389,293	163,092	138.7
Amortization of DAC/VOBA related to realized gains (losses) - investments	777	0		1,383	0
Total benefits and expenses	194,845	81,547		390,676	163,092

INCOME BEFORE INCOME TAX	32,603	18,958	72.0	68,476	38,864	76.2

Less realized gains (losses)	2,566	0		6,796	0
Less related amortization of DAC	(777)	0		(1,383)	0
OPERATING INCOME	$30,814	$18,958	62.5	$63,063	$38,864	62.3

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
Average Life Insurance In-Force(1)
Traditional	$227,101,220	$9,949,178	2182.6%	$228,343,004	$10,056,356	2170.6%
Universal life	32,052,947	16,192,682	97.9	32,258,739	16,325,474	97.6
	$259,154,167	$26,141,860	891.3	$260,601,743	$26,381,830	887.8

Average Account Values
Universal life	$3,001,495	$1,681,697	78.5	$3,014,433	$1,685,399	78.9
Fixed annuity(2)	5,354,811	206,279	2495.9	5,401,199	207,620	2501.5
Variable annuity	199,898	61,455	225.3	197,513	63,192	212.6
	$8,556,204	$1,949,431	338.9	$8,613,145	$1,956,211	340.3

Interest Spread – UL & Fixed Annuities
Net investment income yield	6.19%	6.79%		6.27%	6.83%
Interest credited to policyholders	4.07	5.05		4.10	5.07
Interest spread	2.12%	1.74%		2.17%	1.76%

Mortality Experience(3)	$1,586	$2,662		$2,360	$2,929
(1)   Amounts are not adjusted for reinsurance ceded.
(2)   Includes general account balances held within variable annuity products.
(3)   Represents a favorable variance as compared to pricing assumptions. Excludes results related to Chase Insurance Group which was acquired in the third quarter of 2006.

In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies.  The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics.  Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed).  Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.  The Company completed its acquisition of the Chase Insurance Group during the third quarter of 2006.  This acquisition drove the increases in revenues, expenses, and earnings of the segment for the second quarter of 2007 and first six months of 2007, as compared to the prior year periods.  This acquisition also drove the large increases in the segment’s life insurance in-force and UL and annuity account values compared to the prior year period.

Net premiums and policy fees increased 65.5% and 65.0% for the second quarter and first six months of 2007, respectively, compared to the same periods of the prior year, as a result of the Chase Insurance Group acquisition which contributed $32.5 million and $63.4 million to net premiums and policy fees during the second quarter and first six months of 2007, respectively.  The increases in net investment income in 2007 compared to 2006 are due to the increase in assets resulting from the 2006 acquisition.  The segment continues to review credited rates on UL and annuity business for all blocks of business to minimize the impact of lower earned rates on interest spreads.

Benefits and settlement expenses increased 136.3% and 138.2% for the second quarter and first six months of 2007, respectively, compared to the same periods of the prior year, due to the 2006 Chase Insurance Group acquisition, which contributed $92.0 million and $188.6 million to benefits and settlement expenses during the second quarter and first six months of 2007, respectively.  The Chase Insurance Group acquisition resulted in an additional $28.3 million of VOBA amortization for the first six months of 2007, driving the year-to-date increase of 197.8%.  The increases in other operating expenses are primarily due to higher commissions resulting from higher net premiums, and operating expenses associated with the Chase Insurance Group acquisition.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products.  These products are primarily sold through broker-dealers, but are also sold through financial institutions and independent agents and brokers.  Segment results were as follows:

	Three Months Ended june 30			Six Months Ended june 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$8,633	$8,000	7.9%	$16,895	$16,144	4.7%
Reinsurance ceded	0	0	0.0	0	0	0.0
Net premiums and policy fees	8,633	8,000	7.9	16,895	16,144	4.7
Net investment income	64,890	54,865	18.3	125,751	108,359	16.1
Realized gains (losses) – derivatives	1,351	672		1,605	21
Other income	2,797	2,343	19.4	5,510	5,242	5.1
Operating revenues	77,671	65,880	17.9	149,761	129,766	15.4
Realized gains (losses) – Investments	53	1,598		1,717	1,508
Total revenues	77,724	67,478		151,478	131,274
BENEFITS AND EXPENSES
Benefits and settlement expenses	56,101	46,883	19.7	112,050	94,196	19.0
Amortization of deferred policy acquisition costs	9,856	5,834	68.9	14,394	10,960	31.3
Other operating expenses	5,045	7,013	(28.1)	11,042	13,719	(19.5)
Operating benefits and expenses	71,002	59,730	18.9	137,486	118,875	15.7
Amortization of DAC related to realized gains (losses) – investment	53	1,549		643	1,549
Total benefits and expenses	71,055	61,279		138,129	120,424

INCOME BEFORE INCOME TAX	6,669	6,199	7.6	13,349	10,850	23.0

Less realized gains (losses) – investments	53	1,598		1,717	1,508
Less related amortization of DAC	(53)	(1,549)		(643)	(1,549)
OPERATING INCOME	$6,669	$6,150	8.4	$12,275	$10,891	12.7

The following table summarizes key data for the Annuities segment:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales
Fixed annuity	$305,554	$136,579	123.7%	$541,745	$228,669	136.9%
Variable annuity	123,263	81,206	51.8	202,245	154,937	30.5
	$428,817	$217,785	96.9	$743,990	$383,606	93.9

Average Account Values
Fixed annuity(1)	$4,249,579	$3,449,328	23.2	$4,142,530	$3,436,125	20.6
Variable annuity	2,704,860	2,372,486	14.0	2,642,535	2,365,692	11.7
	$6,954,439	$5,821,814	19.5	$6,785,065	$5,801,817	16.9

Interest Spread – Fixed Annuities(2)
Net investment income yield	6.01%	6.25%		5.97%	6.20%
Interest credited to policyholders	5.27	5.35		5.25	5.37
Interest spread	0.74%	0.90%		0.72%	0.83%

				As of June 30
				2007	2006	Change

GMDB – Net amount at risk(3)				$81,748	$134,432	(39.2)
GMDB – Reserves				3,308	2,408	37.4
S&P 500® Index				1,503	1,270	18.3
(1)   Includes general account balances held within variable annuity products.
(2)   Interest spread on average general account values.
(3)   Guaranteed death benefit in excess of contract holder account balance.

Segment operating income increased approximately $.5 million for the second quarter of 2007 compared to the same period of 2006, while year-to-date operating income increased $1.4 million, or 12.7%.  The year-to-date improvement is primarily due to favorable results in the market value adjusted annuity line following a favorable DAC unlocking adjustment, and is partially offset by a decrease in operating income in the single premium immediate annuity line, resulting from unfavorable mortality results.  Operating income was also favorably impacted for the first six months of 2007 compared to the same period of the prior year by improvement in the equity markets and increasing account values, offset by a tightening of spreads.

Segment operating revenues increased 17.9% and 15.4% in the second quarter and first six months of 2007 compared to the same periods of 2006 primarily due to increases in net investment income.  Average account balances grew 19.5% and 16.9% for the second quarter and first six months of 2007, respectively, resulting in higher investment income.  The additional income resulting from the larger account balances was partially reduced in 2007 by a year-to-date 11 basis point decline in interest spreads, resulting from a rebalancing of the investment portfolio during the fourth quarter of 2006.  The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain or improve its interest spread.

Total benefits and expenses increased 18.9% and 15.7% for the second quarter and first six months of 2007, respectively, compared to the same periods of the prior year.  These increases are primarily the result of higher credited interest and unfavorable mortality fluctuations, partially offset by reductions in DAC amortization resulting from favorable unlocking.  The increases in credited interest are the result of the increase in average account values.  Mortality was unfavorable by $2.7 million for the second quarter of 2007, compared to unfavorable mortality of $1.6 million for the same period of 2006, an unfavorable change of $1.1 million.  Year-to-date, mortality was unfavorable by $5.1 million compared to unfavorable mortality of $3.2 million for 2006, an unfavorable change of $1.9 million.  These unfavorable mortality variances primarily relate to the nonrecurring sales of $122 million of single premium immediate annuities on 28 lives sold in the fourth quarter of 2004 in a structured transaction.  Because this block of annuities is large relative to the total amount of annuities in-force, volatility in mortality results are expected.

The increase in DAC amortization in the first six months of 2007 compared to 2006 is primarily the result of an increase in the Equity Indexed Annuity (“EIA”) line due to the impact of rising interest rates, and the corresponding impact on estimated gross profit valuations. This increase was partially offset by DAC unlocking in various lines.  The Company periodically reviews and updates as appropriate its key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization.  The periodic review and updating of assumptions is referred to as “unlocking.”  During the first six months of 2007, DAC amortization for the Annuities segment was reduced $1.6 million due to favorable DAC unlocking in the market value adjusted annuity line.  Favorable DAC unlocking of $0.9 million was recorded by the segment during the first six months of 2006.

Total sales were 93.9% higher for the first six months of 2007 than the same period of the prior year.  The Chase Insurance Group acquisition, and the continuation of new annuity sales through the former Chase distribution system, contributed $184.2 million in fixed annuity sales in the first six months of 2007.  Excluding the impact of the acquisition, total sales increased 45.9% for the first six months of 2007 compared to the same period of the prior year.  Sales of fixed annuities (excluding the impact of the acquisition) increased 56.4% for the first six months of 2007 compared to 2006.  The Company launched a new living benefit guaranteed minimum withdrawal benefit rider in its variable annuity product during May 2007, contributing to variable annuity sales growth in the second quarter of 2007. A general improvement in the equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 39.2%.

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

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Net investment income	$71,478	$82,350	(13.2)%	$150,579	$164,583	(8.5)%
Realized gains (losses)	(583)	710		842	(4,144)
Total revenues	70,895	83,060		151,421	160,439

BENEFITS AND EXPENSES
Benefits and settlement expenses	57,097	68,415	(16.5)	121,816	135,878	(10.3)
Amortization of deferred policy acquisition costs	987	1,136	(13.1)	2,155	2,365	(8.9)
Other operating expenses	1,039	999	4.0	2,067	2,196	(5.9)
Total benefits and expenses	59,123	70,550	(16.2)	126,038	140,439	(10.3)

INCOME BEFORE INCOME TAX	11,772	12,510	(5.9)	25,383	20,000	26.9

Less realized gains (losses)	(583)	710		842	(4,144)
OPERATING INCOME	$12,355	$11,800	4.7	$24,541	$24,144	1.6

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales
GIC	$75,000	$111,400	(32.7)%	$77,500	$157,600	(50.8)%
GFA – Registered Notes – Institutional	50,000	0	n/a	50,000	0	n/a
GFA – Registered Notes – Retail	10,014	13,078	(23.4)	23,134	53,919	(57.1)
	$135,014	$124,478	8.5	$150,634	$211,519	(28.8)

Average Account Values	$4,780,565	$5,853,111	(18.3)	$5,119,688	$5,914,749	(13.4)

Operating Spread
Net investment income yield	5.99%	5.75%		5.97%	5.67%
Interest credited	4.78	4.78		4.83	4.68
Operating expenses	0.17	0.15		0.17	0.16
Operating spread	1.04%	0.82%		0.97%	0.83%

Operating income increased 4.7% and 1.6% for the second quarter and first six months of 2007, respectively, compared to the same periods of 2006.  Decreases in operating earnings resulting from declines in average account values were more than offset by higher operating spreads.  Operating spreads increased 22 basis points for the second quarter and 14 basis points for the first six months due to the scheduled maturity of several, large high-coupon contracts and an improvement in portfolio asset yields.  The segment continually reviews its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain or increase interest spreads.  Operating spreads for the remainder of 2007 are expected to exceed the spreads achieved for the same periods of the prior year.  In general, operating earnings for this segment are expected to stabilize as the Company reenters the institutional funding agreement-backed note market.

Total sales increased 8.5% for the second quarter of 2007 while they declined 28.8% for the first six months of 2007 compared to the same period of 2006, as a result of the timing of GIC and retail sales.  Fluctuations in sales in these product lines are expected from quarter to quarter as a result of changing market conditions.  The Company reentered the institutional funding agreement-backed note market during the second quarter of 2007 with a $50.0 million sale.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles (“RV”).  In addition, the segment markets a guaranteed asset protection (“GAP”) product and an inventory protection product (“IPP”).

Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$97,985	$100,203	(2.2)%	$197,405	$200,893	(1.7)%
Reinsurance ceded	(45,689)	(53,997)	(15.4)	(90,827)	(109,390)	(17.0)
Net premiums and policy fees	52,296	46,206	13.2	106,578	91,503	16.5
Net investment income	9,467	8,076	17.2	18,679	15,884	17.6
Other income	20,455	16,021	27.7	36,984	28,065	31.8
Total operating revenues	82,218	70,303	16.9	162,241	135,452	19.8

BENEFITS AND EXPENSES
Benefits and settlement expenses	26,113	22,870	14.2	51,928	45,079	15.2
Amortization of deferred policy acquisition costs	21,464	16,321	31.5	42,167	33,241	26.9
Other operating expenses	23,119	22,208	4.1	46,540	39,490	17.9
Total benefits and expenses	70,696	61,399	15.1	140,635	117,810	19.4

OPERATING INCOME	11,522	8,904	29.4	21,606	17,642	22.5

INCOME BEFORE INCOME TAX	$11,522	$8,904	29.4	$21,606	$17,642	22.5

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales
Credit insurance	$31,579	$39,952	(21.0)%	$59,661	$71,799	(16.9)%
Service contracts	86,519	73,347	18.0	159,456	127,064	25.5
Other products	35,796	22,900	56.3	73,826	39,821	85.4
	$153,894	$136,199	13.0	$292,943	$238,684	22.7

Loss Ratios (1)
Credit insurance	30.3%	33.1%		32.4%	33.7%
Service contracts	69.0	65.3		65.6	65.7
Other products	32.7	34.5		31.3	33.1
(1) Incurred claims as a percentage of earned premiums.

Operating income increased 29.4% and 22.5% during the second quarter and first six months of 2007, respectively, compared to the same periods of 2006.  Earnings from core product lines increased $2.0 million and $3.6 million, respectively, for the second quarter and first six months of 2007 compared to the prior year, while results from lines the segment is no longer marketing improved $0.6 million and $0.4 million, respectively, for the same periods.

Within the segment’s core product lines, service contract earnings improved $3.4 million for the quarter and $5.7 million year-to-date.  The Western General acquisition completed during the third quarter of 2006, contributed $1.1 million and $1.8 million, respectively, to the quarterly and year-to-date increases in the service contract line.  The service contract line was also favorably impacted for the second quarter and year-to-date by higher volume and improved loss ratios in marine service contracts.  Credit insurance earnings decreased $0.4 million and $0.2 million, respectively, for the second quarter and first six months of 2007, while earnings from other products declined $1.0 million and $1.9 million for the same periods.

Net premiums and policy fees increased for both the current quarter and year-to-date, as compared to 2006, due to increases in the service contract and other lines.  Net premiums increased $3.1 million and $8.9 million for the current quarter and year-to-date, respectively, in the service contract line primarily as a result of the Western General acquisition.  Within the other product lines, net premiums increased $3.0 million and $7.1 million for the second quarter and first six months of 2007, respectively, compared to the same periods of the prior year, primarily due to increases in the GAP product line.  The year-to-date increase in net premiums was partially offset by declines in the credit insurance line and lines the segment is no longer marketing.  The declines in both the credit insurance lines and the lines the segment is no longer marketing are expected to continue as the business-in-force continues to decline.

Other income increased 27.7% for the second quarter and 31.8% year-to-date from the same periods of the prior year primarily due to increases in administrative fees on service contracts and GAP products resulting from the increased volume of contracts sold in these product lines.  The Western General acquisition contributed to the increase, adding $2.6 million and $5.2 million, respectively, to other income for the second quarter and first six months of 2007.

Benefits and settlement expenses increased 14.2% and 15.2% from the second quarter and first six months of 2006, respectively, as a result of higher expenses in the service contract line primarily due to the Western General acquisition.  Western General accounted for a $6.6 million increase in the service contract line.  Benefits and settlement expenses also increased $3.0 million in the other product lines for the first six months of 2007 compared to the same period of 2006, reflecting the growth in business in these lines over the past several quarters.  These increases were partially offset by declines in credit insurance and lines the segment is no longer marketing of $1.8 million for the first six months of 2007, reflecting the decrease in net premiums in these lines as discussed above.  Benefits and settlement expenses have also been favorably impacted by the continuing improvement in loss ratios, which are lower year-to-date in all product lines.

Amortization of DAC is $5.1 million and $8.9 million higher for the current quarter and first six months of 2007, respectively, compared to the same periods of 2006, reflecting the increase in earned premiums in the GAP line.  The increases for both periods in other operating expenses are primarily due to higher commissions on service contracts and GAP due to increased volume and higher retrospective commissions resulting from improvements in loss ratios, and the Western General acquisition, which contributed $3.9 million and $7.9 million of operating expense to the current period and first six months of 2007, respectively.  The current quarter increase in other operating expenses resulting from the Western General acquisition is partially offset by a $1.1 million adjustment during the second quarter of 2006 to the reinsurance bad debt reserve associated with a product line the segment is no longer marketing.  There was no such reserve adjustment related to this product line made during the current quarter.

Total segment sales increased 13.0% and 22.7% for the second quarter and first six months of 2007, respectively, compared to the same period of 2006.  Service contract sales continue to improve, exceeding the prior year by 25.5% for the first six months of 2007.  The decline in credit insurance sales is due to a significant decrease in sales through financial institutions.  The bulk of these sales are derived from a third party administrator relationship which is in runoff.  We therefore expect these sales to continue to decline during 2007 compared to 2006 amounts.  Other product sales are significantly up in the GAP line and were down slightly in the IPP line.

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

The following table summarizes results for this segment:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$8,458	$9,309	(9.1)%	$17,627	$19,819	(11.1)%
Reinsurance ceded	(4)	(7)	(42.9)	(8)	(11)	(27.3)
Net premiums and policy fees	8,454	9,302	(9.1)	17,619	19,808	(11.1)
Net investment income	37,047	26,343	40.6	73,466	54,530	34.7
Realized gains (losses) - investments	3,707	8,168		6,857	13,494
Realized gains (losses) - derivatives	237	674		494	2,005
Other income	683	2,207	(69.1)	1,620	5,844	(72.3)
Total operating revenues	50,128	46,694	7.4	100,056	95,681	4.6
Realized gains (losses) - investments	(674)	4,285		2,718	9,368
Realized gains (losses) - derivatives	3,015	(6,243)		(354)	6,102
Total revenues	52,469	44,736	17.3	102,420	111,151	(7.9)
BENEFITS AND EXPENSES
Benefits and settlement expenses	9,207	8,353	10.2	19,276	17,623	9.4
Amortization of deferred policy acquisition costs	135	868	(84.4)	264	1,823	(85.5)
Other operating expenses	42,086	30,625	37.4	80,039	57,724	38.7
Total benefits and expenses	51,428	39,846	29.1	99,579	77,170	29.0

INCOME BEFORE INCOME TAX	1,041	4,890	(78.7)	2,841	33,981	(91.6)

Less realized gains (losses) - investments	(674)	4,285		2,718	9,368
Less realized gains (losses) - derivatives	3,015	(6,243)		(354)	6,102
OPERATING INCOME	$(1,300)	$6,848	(119.0)	$477	$18,511	(97.4)

Operating income decreased $8.1 million and $18.0 million for the second quarter and first six months of 2007, respectively, compared to the same periods of the prior year, primarily due to higher interest expenses, lower participating mortgage income, higher corporate overhead, and lower net premiums, policy fees and other income, partially offset by increases in net investment income.  Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on unallocated capital and net premiums and policy fees related to several non-strategic lines of business.  Net investment income for the Corporate and Other segment increased $10.7 million and $18.9 million for the second quarter and first six months of 2007, respectively, compared to 2006, while net premiums and policy fees declined $0.8 million and $2.2 million, respectively, for these same periods.  The declines in net premiums and policy fees are the expected result of the runoff of business in the non-strategic lines of business which are no longer being marketed by the Company.  The increases in net investment income are primarily the result of increases in unallocated capital and investment income from proceeds of non-recourse funding obligations compared to the prior year.

Benefits and settlement expenses increased 10.2% during the second quarter of 2007 compared to the same period of 2006 due primarily to a $1.1 million reserve strengthening related to the discontinued Residual Value line.  The 9.4% year-to-date increase in benefits and settlement expenses is the result of this second quarter reserve strengthening combined with a change in reserves in the cancer insurance line.  The cancer insurance reserves increased $0.7 million during the first six months of 2007, while they decreased $0.4 million during the same period of 2006, an unfavorable change of $1.1 million.

Other operating expenses increased 37.4% and 38.7% for the second quarter and first six months of 2007, respectively, compared to the same periods of 2006.  These increases are primarily due to increases in interest expense of $10.5 million and $21.0 million for the second quarter and first six months of 2007, respectively, compared to 2006.  The higher interest expense is the result of increased borrowings, including $200.0 million of 7.25% Capital Securities issued during 2006 to finance the Chase Insurance Group acquisition and additional issuances of non-recourse funding obligations.

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Change	2007	2006	Change
	(Dollars in thousands)			(Dollars in thousands)
Fixed maturity gains - sales	$1,661	$6,982	$(5,321)	$3,863	$23,263	$(19,400)
Fixed maturity losses - sales	(1,789)	(881)	(908)	(4,806)	(21,252)	16,446
Equity gains – sales	460	0	460	5,911	235	5,676
Equity losses - sales	0	(7)	7	0	(7)	7
Impairments on fixed maturity securities	0	0	0	(48)	0	(48)
Impairments on equity securities	0	0	0	0	0	0
Mark to market – Modco trading portfolios	(70,765)	0	(70,765)	(65,269)	0	(65,269)
Other	3,824	8,569	(4,745)	7,034	17,577	(10,543)
Total realized gains (losses) - investments	$(66,609)	$14,663	$(81,272)	$(53,315)	$19,816	$(73,131)

Foreign currency swaps	$396	$1,635	$(1,239)	$4,972	$2,561	$2,411
Foreign currency adjustments on stable value contracts	(366)	(1,600)	1,234	(809)	(2,344)	1,535
Derivatives related to corporate debt	(8,812)	(5,230)	(3,582)	(7,490)	(11,035)	3,545
Derivatives related to mortgage loan commitments	0	0	0	0	19,698	(19,698)
Embedded derivatives related to reinsurance	73,246	542	72,704	70,409	609	69,800
Other derivatives	11,817	(146)	11,963	6,908	(951)	7,859
Total realized gains (losses) – derivatives	$76,281	$(4,799)	$81,080	$73,990	$8,538	$65,452

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance.  The change in net realized investment gains for the current quarter, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment.  Impairments for the first six months of 2007 were less than $0.1 million, while there were no impairments for the same period of 2006.  The $7.0 million of other realized gains recognized in the first six months of 2007 is primarily comprised of gains of $6.9 million related to real estate investments.  At June 30, 2007, mark to market adjustments of $65.3 million to the Company’s modco trading portfolios associated with the Chase Insurance Group acquisition are also included in realized gains and losses.  Additional details on the Company’s investment performance and evaluation are provided in the “Consolidated Investments” section below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.  The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts.  The Company recorded an immaterial gain and net realized gains of $4.2 million from these securities during the second quarter and first six months of 2007, respectively.  These gains were the result of swap and contract maturities and differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps.  The Company also uses interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities.  Increasing interest rates during the current quarter caused the second quarter 2007 results from these swaps to compare unfavorably with the second quarter of 2006.  The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments.  There was no activity in futures during the first six months of 2007.

The Company is also involved in various modified coinsurance and funds withheld arrangements that, in accordance with DIG B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives.  The gains on these embedded derivatives were due to increasing interest rates during the quarter.  The investment portfolios that support the related modified coinsurance reserves and funds withheld had mark-to-market losses that substantially offset the gains on these embedded derivatives.

The Company also uses various swaps, options, and swaptions to mitigate risk related to other interest rate exposures of the Company. The company realized gains of $11.7 million and $6.4 million on swaptions for the second quarter and first six months of 2007, respectively. Equity call options generated gains of $1.1 million and $1.3 million for the second quarter and first six months of 2007, respectively. Credit default swaps incurred losses of $0.7 million during the second quarter and first six months of 2007. Embedded derivatives associated with the GMWB (Guaranteed Minimum Withdrawal Benefit) rider on the variable deferred annuity had realized gains of $0.3 million for the second quarter and first six months of 2007.

CONSOLIDATED INVESTMENTS

Portfolio Description

The Company's investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans.  Within its fixed maturity securities, the Company maintains portfolios classified as “available for sale” and “trading”.  The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs.  However, the Company may sell any of its investments to maintain proper matching of assets and liabilities.  Accordingly, the Company has classified $17.4 billion or 81.3% of its fixed maturities as “available for sale”.  These securities are carried at fair value on the Company's  Consolidated Balance Sheets.  Changes in fair value, net of related DAC and VOBA, are charged or credited directly to share-owners’ equity.  Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income.

The Company’s trading portfolio, which accounts for $4.0 billion or 18.7% of the Company’s fixed maturities, consists of two major categories.  First, the Company consolidates a special-purpose entity, in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), whose investments are managed by the Company.  At June 30, 2007, fixed maturities with a market value of $405.7 million and short-term investments with a market value of $4.2 million were classified as “trading” securities related to this special-purpose entity.  Additionally, at June 30, 2007 the Company holds fixed maturities with a market value of $3.6 billion and short-term investments with a market value of $245.6 million, which were added as part of the Chase Insurance Group acquisition.  Investment results for these portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur.  Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost.  At June 30, 2007, the Company’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $21.46 billion, which is 1% below amortized cost of $21.68 billion.  The Company had $4.1 billion in mortgage loans at June 30, 2007.  While the Company’s mortgage loans do not have quoted market values, at June 30, 2007, the Company estimates the market value of its mortgage loans to be $4.1 billion (using discounted cash flows from the next call date), which is the same as the amortized cost.  Most of the Company’s mortgage loans have significant prepayment fees.  These assets are invested for terms approximately corresponding to anticipated future benefit payments.  Thus, market fluctuations are not expected to adversely affect liquidity.

The following table shows the reported values of the Company's invested assets.

	June 30, 2007		December 31, 2006
	(Dollars in thousands)

Publicly-issued bonds	$18,921,964	68.9%	$19,226,461	68.8%
Privately issued bonds	2,537,585	9.2	2,140,718	7.7
Redeemable preferred stock	83	0.0	84	0.0
Fixed maturities	21,459,632	78.1	21,367,263	76.5
Equity securities	68,540	0.3	128,695	0.5
Mortgage loans	4,119,350	15.0	3,880,028	13.9
Investment real estate	12,067	0.0	38,918	0.1
Policy loans	819,387	3.0	839,502	3.0
Other long-term investments	185,958	0.7	310,225	1.1
Short-term investments	809,956	2.9	1,381,073	4.9
Total investments	$27,474,890	100.0%	$27,945,704	100.0%

Included in the preceding table are $4.0 billion and $3.9 billion of fixed maturities and $249.8 million and $311.1 million of short-term investments classified by the Company as trading securities at June 30, 2007 and December 31, 2006, respectively.

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.  The market value of private, non-traded securities was $2.5 billion at June 30, 2007, representing 9.2% of the Company’s total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time.  The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored on a daily basis, with additional collateral obtained as necessary.  At June 30, 2007, securities with a market value of $424 million were loaned under these agreements.  As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

The Company reviews its positions on a monthly basis for possible credit concerns and feels comfortable with the current exposure, their credit enhancement, and delinquency experience.  At June 30, 2007, the Company had a total of approximately $124.2 million invested in securities that are supported by collateral classified as sub-prime. This represents approximately 0.5% of the Company’s total invested assets. $121 million, or 98%, of these securities have been rated as AAA.

Risk Management and Impairment Review

The Company monitors the overall credit quality of the Company’s portfolio within general guidelines.  The following table shows the Company's available for sale fixed maturities by credit rating at June 30, 2007.

S&P or Equivalent Designation	Market Value	Percent of Market Value
	(Dollars in thousands)
AAA	$7,317,946	41.9%
AA	1,389,964	8.0
A	3,314,112	19.0
BBB	4,918,593	28.2
Investment grade	16,940,615	97.1
BB	410,838	2.4
B	78,584	0.4
CCC or lower	15,638	0.1
In or near default	86	0.0
Below investment grade	505,146	2.9
Redeemable preferred stock	83	0.0
Total	$17,445,844	100.0%

Not included in the table above are $4.0 billion of investment grade and $41.1 million of less than investment grade fixed maturities classified by the Company as trading securities.
Limiting bond exposure to any creditor group is another way the Company manages credit risk.  The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of June 30, 2007.

Creditor	Market Value
(Dollars in millions)
AT&T	$177.3
Citigroup	131.6
American International Group	123.5
Conoco Phillips	123.2
Wachovia Corp	120.4
Bank of America	116.1
Comcast	114.5
Goldman Sachs	114.4
Toyota Motor Corporation	110.7
Dominion Resources	109.0

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

Unrealized Gains and Losses – Available for Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2007, the balance sheet date.  Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates.  As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other than temporary, including its ability and intent to hold the security until recovery.  Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio.  At June 30, 2007, the Company had an overall pretax net unrealized loss of $222.1 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at June 30, 2007, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
<= 90 days	$4,783,222	43.5%	$4,883,891	42.8%	$(100,669)	24.7%
>90 days but <= 180 days	1,201,554	10.9	1,254,207	11.0	(52,653)	12.9
>180 days but <= 270 days	152,376	1.4	161,050	1.4	(8,674)	2.1
>270 days but <= 1 year	24,346	0.2	26,229	0.2	(1,883)	0.5
>1 year but <= 2 years	4,297,420	39.1	4,498,600	39.5	(201,180)	49.5
>2 years but <= 3 years	299,257	2.7	318,470	2.8	(19,213)	4.7
>3 years but <= 4 years	168,477	1.5	181,446	1.6	(12,969)	3.2
>4 years but <= 5 years	53,577	0.5	57,920	0.5	(4,343)	1.1
>5 years	19,382	0.2	24,563	0.2	(5,181)	1.3
Total	$10,999,611	100.0%	$11,406,376	100.0%	$(406,765)	100.0%

The unrealized losses as of June 30, 2007, primarily relate to the rising interest rate environment experienced over the past several quarters.  At June 30, 2007, securities with a market value of $42.5 million and $6.2 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $4.7 million of unrealized losses greater than five years.  The Company does not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The Company has no material concentrations of issuers or guarantors of fixed maturity securities.  The industry segment composition of all securities in an unrealized loss position held by the Company at June 30, 2007, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
Agency Mortgages	$1,760,180	16.0%	$1,840,910	16.1%	$(80,730)	19.8%
Banking	966,226	8.8	999,738	8.8	(33,512)	8.2
Basic Industrial	317,337	2.9	335,506	2.9	(18,169)	4.5
Brokerage	301,036	2.7	310,035	2.7	(8,999)	2.2
Canadian Govt Agencies	10,635	0.1	11,044	0.1	(409)	0.1
Capital Goods	129,758	1.2	135,248	1.2	(5,490)	1.4
Communications	340,525	3.1	366,766	3.2	(26,241)	6.5
Consumer Cyclical	207,445	1.9	222,975	2.0	(15,530)	3.8
Consumer Noncyclical	233,187	2.1	244,575	2.2	(11,388)	2.8
Electric	960,170	8.7	1,011,372	8.9	(51,202)	12.6
Energy	310,178	2.8	321,584	2.8	(11,406)	2.8
Finance Companies	177,393	1.6	187,391	1.6	(9,998)	2.5
Insurance	424,997	3.9	443,935	3.9	(18,938)	4.7
Municipal Agencies	5,521	0.1	5,604	0.0	(83)	0.0
Natural Gas	499,388	4.5	528,770	4.6	(29,382)	7.2
Non-Agency Mortgages	3,318,547	30.2	3,365,958	29.5	(47,411)	11.7
Other Finance	577,133	5.2	596,399	5.2	(19,266)	4.7
Other Industrial	72,199	0.7	75,921	0.7	(3,722)	0.9
Other Utility	14,385	0.1	15,043	0.1	(658)	0.2
Real Estate	9,094	0.1	9,118	0.1	(24)	0.0
Technology	69,422	0.6	71,985	0.6	(2,563)	0.6
Transportation	235,418	2.1	245,977	2.2	(10,559)	2.6
U.S. Government	48,704	0.5	49,606	0.5	(902)	0.2
U.S. Govt Agencies	10,733	0.1	10,916	0.1	(183)	0.0
Total	$10,999,611	100.0%	$11,406,376	100.0%	$(406,765)	100.0%

The range of maturity dates for securities in an unrealized loss position at June 30, 2007 varies, with 7.5% maturing in less than 5 years, 25.1% maturing between 5 and 10 years, and 67.4% maturing after 10 years.  The following table shows the credit rating of securities in an unrealized loss position at June 30, 2007.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
AAA/AA/A	$7,924,208	72.1%	$8,154,071	71.5%	$(229,863)	56.5%
BBB	2,721,620	24.7	2,861,061	25.1	(139,441)	34.3
Investment grade	10,645,828	96.8	11,015,132	96.6	(369,304)	90.8
BB	267,338	2.4	294,271	2.6	(26,933)	6.6
B	70,802	0.7	78,547	0.7	(7,745)	1.9
CCC or lower	15,643	0.1	18,426	0.1	(2,783)	0.7
Below investment grade	353,783	3.2	391,244	3.4	(37,461)	9.2
Total	$10,999,611	100.0%	$11,406,376	100.0%	$(406,765)	100.0%

At June 30, 2007, securities in an unrealized loss position that were rated as below investment grade represented 3.2% of the total market value and 9.2% of the total unrealized loss.  Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $28.3 million.  Securities in an unrealized loss position rated less than investment grade were 1.3% of invested assets.  The Company generally purchases its investments with the intent to hold to maturity.  The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
<= 90 days	$120,518	34.1%	$128,235	32.8%	$(7,717)	20.6%
>90 days but <= 180 days	21,504	6.1	22,867	5.8	(1,363)	3.6
>180 days but <= 270 days	403	0.1	443	0.1	(40)	0.1
>270 days but <= 1 year	0	0.0	0	0.0	0	0.0
>1 year but <= 2 years	132,986	37.6	148,354	37.9	(15,368)	41.0
>2 years but <= 3 years	27,238	7.7	30,402	7.8	(3,164)	8.4
>3 years but <= 4 years	33,435	9.4	38,667	9.9	(5,232)	14.0
>4 years but <= 5 years	137	0.0	167	0.0	(30)	0.1
>5 years	17,562	5.0	22,109	5.7	(4,547)	12.2
Total	$353,783	100.0%	$391,244	100.0%	$(37,461)	100.0%

At June 30, 2007, below investment grade securities with a market value of $17.8 million and $4.4 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than 5 years with a market value of $15.6 million and $4.1 million of unrealized losses.  The Company does not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs for other than temporary impairments and actual sales of investments.  For the first six months of 2007, the Company recorded pretax other than temporary impairments in its investments of $0.1 million, while no such impairments were recorded for the same period of 2006.

As previously discussed, the Company’s management considers several factors when determining other than temporary impairments.  Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances.  Any such decision is consistent with the Company’s classification of all but a specific portion of its investment portfolio as available for sale.  During the six months ended June 30, 2007, the Company sold securities in an unrealized loss position with a market value of $850.4 million resulting in a realized loss of $4.6 million.  The Company also engaged in taxable exchanges resulting in a loss of $0.2 million during the first six months of 2007.  The securities were sold as a result of normal portfolio rebalancing activity and tax planning.  For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars in thousands)
<= 90 days	$768,087	90.3%	$(3,121)	67.4%
>90 days but <= 180 days	11,377	1.3	(110)	2.4
>180 days but <= 270 days	598	0.1	(2)	0.0
>270 days but <= 1 year	0	0.0	0	0.0
> 1 year	70,320	8.3	(1,401)	30.2
Total	$850,382	100.0%	$(4,634)	100.0%

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses.  This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.  At June 30, 2007 and December 31, 2006, the Company's allowance for mortgage loan credit losses was $0.5 million and $0.5 million, respectively.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate.  As of June 30, 2007, approximately $550.8 million of the Company’s mortgage loans have this participation feature.

At June 30, 2007, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets.  The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

LIABILITIES

Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds.  Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

At June 30, 2007, the Company had policy liabilities and accruals of $16.7 billion.  The Company's interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.74%.

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

While the Company generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available.  Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed.  The Company expects that the rate received on its investments will equal or exceed its borrowing rate.  At June 30, 2007, the Company established a liability of $312 million related to these borrowings. Additionally, the Company may, from time to time, sell short-duration stable value products to complement its cash management practices.  The Company has also used securitization transactions involving its commercial mortgage loans to increase liquidity for the operating subsidiaries.

The Company’s positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments.  The Company employs a formal asset/liability program to manage the cash flows of its investment portfolio relative to its long-term benefit obligations.

The life insurance subsidiaries were committed at June 30, 2007, to fund mortgage loans in the amount of $1.0 billion.  The Company's subsidiaries held approximately $1.16 billion in cash and short-term investments at June 30, 2007.  Protective Life Corporation had an additional $14.2 million in cash and short-term investments available for general corporate purposes.

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

Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by Protective Life Insurance Company (“Protective Life”), the Company's largest operating subsidiary, has $600 million of non-recourse funding obligations outstanding at June 30, 2007, the maximum amount available under a surplus notes facility established with certain purchasers.  These non-recourse funding obligations bear a floating rate of interest and mature in 2037. As the block of business grows and ages, unless additional funding mechanisms are put into place, reserving increases will reduce the Company’s available statutory capital and surplus.

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

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Long-term debt(a)	$576,666	$20,764	$74,724	$46,772	$434,406
Non-recourse funding obligations(b)	1,858,290	40,920	81,840	81,840	1,653,690
Subordinated debt securities(c)	1,969,898	37,147	74,294	74,294	1,784,163
Stable value products(d)	5,726,794	1,605,695	1,725,450	1,176,368	1,219,281
Operating leases(e)	36,347	6,747	12,215	8,802	8,583
Home office lease(f)	104,536	4,525	9,050	9,050	81,911
Mortgage loan commitments	1,040,048	1,040,048
Liabilities related to variable interest entities(g)	470,590	21,720	43,440	405,430
Policyholder obligations(h)	19,580,219	1,400,946	2,331,762	2,596,678	13,250,833
Defined benefit pension obligations(i)	1,232	1,232
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

The Company has sold credit derivatives to enhance the return on our investment portfolio. The credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments.

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

In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired.  The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower.  The commitment is not recognized in the Company's financial statements until the commitment is actually funded.  The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.  At June 30, 2007, the Company had outstanding mortgage loan commitments of $1.0 billion at an average rate of 6.28%.

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

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) was approved by the NAIC, with an effective date of July 1, 2005.  Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”).  The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products.  The changes to Actuarial Guideline 38 affect only policies with an issue date of July 1, 2005 and later, and reduce the competitiveness and/or profitability of newly written ULSG products compared to traditional whole life or other high cash value insurance products or other products supported by relatively inexpensive capital (such as reinsurance of redundant reserves).  To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment.  See Note 9 to the Consolidated Condensed Financial Statements for information regarding a recent capital market transaction designed to fund statutory reserves required by AXXX.  The ability of the Company to implement such solutions is at least partially dependent on factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company and other factors.  The Company cannot predict the continued availability of such solutions to the Company or the form that the market may dictate.  The NAIC is continuing to study this issue and has issued additional changes to AG38 and Regulation XXX, which will have the effect of modestly decreasing the reserves required for term and universal life policies that are issued on January 1, 2007, and later.  In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

During 2006, the NAIC made the determination that certain securities previously classified as “preferred securities” had both debt and equity characteristics and because of this, required unique reporting treatment.  Under a short-term solution, NAIC guidance mandates that certain of these securities (meeting established criteria) may have to carry a lower rating for asset valuation reserve and risk based capital calculations.  As a result, certain securities will receive a lower rating classification for asset valuation reserve and risk based capital calculations.  The Company’s insurance subsidiaries currently invest in these securities.  As of June 30, 2007, the Company (including both insurance and non-insurance subsidiaries) holds approximately $814 million (statutory carrying value) in securities that meet the aforementioned “notch-down” criteria, depending on evaluation of the underlying characteristics of the securities.  This reporting change is expected to have an immaterial effect on the insurance subsidiaries’ capital and surplus position, but will increase the capital required to hold these assets.  A working group of the NAIC made up of accounting, actuarial and investment parties continue to investigate so as to determine what the appropriate long-term capital treatment should be for these securities.  The Company cannot predict what impact a change in this guidance may have.

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

(b)	Changes in internal control over financial reporting

As a result of the 2006 acquisitions of the Chase Insurance Group and Western General, the Company is in the process of making a number of significant changes in its internal controls over financial reporting beginning in the third quarter of 2006.  The changes involve combining and centralizing the financial reporting process and the attendant personnel, and system changes. The Company expects this process to continue as we continue to integrate the new businesses into our existing corporate structure.  Except as described above, no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.  Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2007, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Item 4.            Submission of Matters to a Vote of Security Holders

The Annual Meeting of Share Owners of Protective Life Corporation (the “Company”) was held on May 7, 2007.  Shares entitled to vote at the Annual Meeting totaled 70,056,891 of which 61,865,168 shares were represented.

At the Annual Meeting the following directors were elected.  The number of shares cast for and authorized withheld for each nominee is shown below:

Name of Directors	Number of Shares Voted For	Authorization Withheld

John J. McMahon, Jr.	54,977,799	6,887,371
James S. M. French	55,037,569	6,827,600
John D. Johns	54,255,892	7,609,278
H. Corbin Day	59,000,951	2,864,218
W. Michael Warren, Jr.	58,964,280	2,900,889
Malcolm Portera	58,996,682	2,868,487
Thomas L. Hamby	58,990,493	2,874,677
Vanessa Leonard	58,974,034	2,891,136
William A. Terry	58,966,337	2,898,833
Charles D. McCrary	58,928,312	2,936,857
C. Dowd Ritter	58,895,985	2,969,184
Vanessa Wilson	58,975,595	2,889,574

Share owners approved a proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company and its subsidiaries for 2007.  Shares voting for this proposal were 57,549,419, shares voting against were 4,203,648, and shares abstaining were 112,101.

Share owners also approved the Company’s Annual Incentive Plan (as Amended and Restated as of January 2007) (the “Plan”).  Shares voting for the Plan were 55,903,337, shares voting against were 5,734,762 and shares abstaining were 227,068.

Item 6.            Exhibits

Exhibit 10(a)	Amendment to the Company’s Employment Continuation Agreement (Senior Officers).

Exhibit 31(a)	Certification Pursuant to §302 of the Sarbanes Oxley Act of 2002.

Exhibit 31(b)	Certification Pursuant to §302 of the Sarbanes Oxley Act of 2002.

Exhibit 32(a)	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32(b)	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 99	Safe Harbor for Forward Looking Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PROTECTIVE LIFE CORPORATION

Date:              August 9, 2007                                                                                      /s/ Steven G. Walker
                        Steven G. Walker
                        Senior Vice President, Controller
                        and Chief Accounting Officer
                        (Duly authorized officer)