Form 10-K
period 2007-12-31
PROTECTIVE LIFE CORP
filed 2008-02-29
CIK 355429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 __________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
Commission File Number 001-11339F
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒           Accelerated Filer   ☐
Non-accelerated filer   ☐           Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2007: $3,284,566,110
Number of shares of Common Stock, $0.50 Par Value, outstanding as of February 27, 2008: 70,227,320
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement prepared for the 2008 annual meeting of shareowners, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, “The Company,” “we,” “us,” and “our” refer to Protective Life Corporation and its subsidiaries.

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

Copies of the Company’s Proxy Statement and 2007 Annual Report to Shareowners will be furnished to anyone who requests such documents from the Company.  Requests for copies should be directed to: Shareowner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3573, FAX (205) 268-5547.  Copies may also be requested through the Internet from the Company’s worldwide website (www.protective.com).  The Company makes periodic and current reports available free of charge on its website as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (the “SEC”).  The information incorporated herein by reference is also electronically accessible through the Internet from the “EDGAR Database of Corporate Information” on the SEC worldwide website (www.sec.gov).

The Company operates several business segments each having a strategic focus.  An operating segment is generally distinguished by products and/or distribution channels.  The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection.  The Company has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest on debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business.  The Company periodically evaluates operating segments in light of the segment reporting requirements prescribed by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and make adjustments to our segment reporting as needed.

Additional information concerning the Company’s business segments may be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 20, Operating Segments to Consolidated Financial Statements included herein.

In the following paragraphs, the Company reports sales and other statistical information.  These statistics are used to measure the relative progress of its marketing and acquisition efforts, but may or may not have an immediate impact on reported segment operating income.  Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized planned premiums, or “target”: premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums.  (“Target” premiums for universal life are those premiums upon which full first year commissions are paid). Sales of annuities are measured based on the amount of deposits received.  Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received.  Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

These statistics are derived from various sales tracking and administrative systems, and are not derived from our financial reporting systems or financial statements.  These statistics attempt to measure some of the many factors that may affect future profitability, and therefore are not intended to be predictive of future profitability.

Life Marketing

The Life Marketing segment markets level premium term insurance (“traditional life”), universal life (“UL”), variable universal life, and bank owned life insurance (“BOLI”) products on a national basis through a variety of distribution channels.  One distribution system is comprised of brokerage general agencies who recruit a network of independent life agents.  The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers, through stockbrokers and banks and through worksite arrangements.  The Company markets its BOLI products through independent marketing organizations that specialize in the BOLI market.

The following table shows the Life Marketing segment’s sales measured by new premium.

Year Ended
December 31,	Sales
(Dollars In Millions)
2003	$290
2004	262
2005	295
2006	228
2007	229

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies.  The segment’s primary focus is on life insurance policies and annuity products sold to individuals.  These acquisitions may be accomplished through acquisitions of companies or through the reinsurance of blocks of policies from other insurers.  Forty-four transactions have been closed by the segment since 1970, including seventeen since 1989.  The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics.  The Company expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, we believe we may face increased competition for future acquisitions.

Most acquisitions closed by the Acquisitions segment do not include the acquisition of an active sales force, thus policies acquired through the segment are typically “closed” blocks of business (no new policies are being marketed).  Therefore, the amount of insurance in-force for a particular acquisition is expected to decline with time due to lapses, deaths, and other terminations of coverage.  In transactions where some marketing activity was included, the Company generally either ceased future marketing efforts or redirected those efforts to another segment of the Company.  However, in the case of the acquisition of West Coast Life Insurance Company (“West Coast”) which was closed by the Acquisitions segment in 1997, the Company elected to continue marketing new policies and to operate West Coast as a component of our Life Marketing segment.  Additionally, the Company has continued marketing new annuity products associated with our 2006 acquisition of the Chase Insurance Group (see below).  New annuity product sales resulting from this acquisition are reported as a component of the Annuities segment.

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

On July 3, 2006, the Company completed its acquisition of the Chase Insurance Group, which consisted of five insurance companies that manufacture and administer traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group.”)  The Chase Insurance Group historically was headquartered in Elgin, Illinois, and offered primarily level premium term and other traditional life products, as well as fixed and variable annuity products.  While the Company has ceased marketing level premium term and other traditional life products previously offered by the Chase Insurance Group, as noted above, the Company has continued marketing fixed annuity products through certain of our insurance subsidiaries.

From time to time the Company’s other business segments have acquired companies and blocks of policies which are included in their respective results.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products.  These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent agents and brokers.

The Company’s fixed annuities include modified guaranteed annuities which guarantee an interest rate for a fixed period.  Because contract values for these annuities are "market-value adjusted" upon surrender prior to maturity, these products afford the Company with a measure of protection from the effects of changes in interest rates.  The Company’s fixed annuities also include single premium deferred annuities, single premium immediate annuities, and equity indexed annuities which we began marketing during 2005.  The Company’s variable annuities offer the policyholder the opportunity to invest in various investment accounts.

The following table shows fixed and variable annuity sales.  The demand for annuity products is related to the general level of interest rates and performance of the equity markets.  Additionally, the Company has continued the marketing of new annuity products associated with our 2006 acquisition of the Chase Insurance Group and include these sales as a component of the Annuities segment.  During 2007 and 2006, fixed annuity sales generated through the former Chase Insurance Group distribution channels were $379.5 million and $276.1 million, respectively.

Year Ended	Fixed	Variable	Total
December 31,	Annuities	Annuities	Annuities
	(Dollars In Millions)
2003	$164	$350	$514
2004	443	283	726
2005	275	312	587
2006	878	323	1,201
2007	1,194	472	1,666

Stable Value Products

The Stable Value Products segment sells guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.  The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  During 2003, the Company registered a funding agreement-backed notes program with the SEC.  Through this program, the Company was able to offer notes to both institutional and retail investors.  As a result of the strong sales of these notes since their introduction in 2003, the amount available under this program was increased by $4 billion in 2005 through a second registration.  The segment's funding agreement-backed notes complement our overall asset/liability management in that the terms of the funding agreements may be tailored to the needs of Protective Life as the seller of the funding agreements, as opposed to solely meeting the needs of the buyer.

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

The Company’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks, and maintaining low distribution and administration costs.  Most GIC contracts and funding agreements written by the Company have maturities of three to ten years.

The following table shows stable value products sales:

Year Ended		Funding
December 31,	GICs	Agreements	Total
	(Dollars In Millions)
2003	$275	$1,333	$1,608
2004	59	1,524	1,583
2005	96	1,316	1,412
2006	294	140	434
2007	133	794	927

During 2007, the Company chose to reenter the institutional funding agreement-backed note market. In contrast, during 2006, the Company did not participate in this market.  The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of new sales.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles (“RV”).  In addition, the segment markets a guaranteed asset protection product and an inventory protection product .  The segment’s products are primarily marketed through a national network of 4,500 automobile, marine, and RV dealers.  The Asset Protection segment has also offered credit insurance through banks and consumer finance companies.

The Company is the 8th largest independent writer of credit insurance in the United States according to industry surveys.  These policies cover automobile loans made through automobile dealers throughout the United States and consumer loans made by financial institutions located primarily in the southeastern United States.  The Company’s ranking with respect to the writing of credit insurance is expected to decline in future years as the segment discontinues marketing these products through financial institutions.

On July 14, 2006, the Company completed an acquisition of the vehicle extended service contract business of Western General.  Western General is headquartered in Calabasas, California, and is a provider of vehicle service contracts nationally, focusing primarily on the west coast market.  In addition, Western General currently provides extended service contract administration for several automobile manufacturers and provides used car service contracts for a publicly-traded national dealership group.

The following table shows the insurance and related product sales measured by new revenue:

Year Ended
December 31,	Sales
(Dollars In Millions)
2003	$472
2004	460
2005	489
2006	536
2007	552

In 2007, approximately 85% of the segment’s sales were through the automobile dealer distribution channel, and approximately 62% of the segment’s sales were extended service contracts.  A portion of the sales and resulting premium are reinsured with producer-affiliated reinsurers.

Corporate and Other

The Company has an additional segment referred to as Corporate and Other.  The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other business segments described above (including net investment income on capital and interest on debt).  This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.  The earnings of this segment may fluctuate from year to year.

Investments

As of December 31, 2007, our investment portfolio equaled approximately $29.0 billion.  The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets.  Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.  For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Notes 2, Summary of Significant Accounting Policies and Note 4, Investment Operations to Consolidated Financial Statements, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

A significant portion of the Company’s bond portfolio is invested in mortgage-backed securities.  Mortgage-backed holdings at December 31, 2007 equaled approximately $8.5 billion.  Mortgage-backed securities are constructed from pools of residential mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans.  Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates.  The Company has not invested in the higher risk tranches of mortgage-backed securities (except mortgage-backed securities issued in securitization transactions sponsored by the Company).  In addition, the Company has entered into derivative contracts to partially offset the volatility in the market value of our mortgage-backed securities.

   As of December 31, 2007, the Company had mortgage-backed securities with a total market value of $89.9 million, or 0.3% of total invested assets, that were supported by collateral classified as sub-prime. $88.2 million or 98.1% of these securities were rated AAA.  Additionally, as of December 31, 2007, the Company held $274.5 million, or 0.9% of invested assets, of securities supported by collateral classified as Alt-A.

The tables below show a breakdown of the Company’s mortgage-backed securities portfolio by type and rating at December 31, 2007.  As of December 31, 2007, these holdings were approximately $7.0 billion. Planned amortization class securities (“PACs”) pay down according to a schedule.  Sequentials receive payments in order until each class is paid off.  Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Mortgage-Backed
Type	Securities
Sequential	54.6%
PAC	25.2
Pass Through	9.1
Other	11.1
100.0%

Percentage of
Mortgage Backed
Rating	Securities
AAA	97.5%
AA	2.4
A	0.1
100.0%

The Company’s commercial mortgage backed security (“CMBS”) portfolio consists of commercial mortgage-backed securities issued in securitization transactions.  Portions of the CMBS are sponsored by the Company, in which the Company securitized portions of its mortgage loan portfolio. As of December 31, 2007, these holdings were approximately $1.5 billion.  Of this amount, $929.1 million related to retained beneficial interests of commercial mortgage loan securitizations the Company completed. The following table shows the percentages of the Company’s CMBS holdings, at December 31, 2007, grouped by rating category:

Percentage of
Commercial
Mortgage Backed
Rating	Securities
AAA	86.1%
AA	7.7
A	3.1
BBB	1.4
Below investment grade	1.7
100.0%

Asset-backed securities (“ABS”) pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2007, these holdings were approximately $844.5 million.  The following table shows the percentages of the Company’s ABS holdings, at December 31, 2007, grouped by rating category:

Percentage of
Asset Backed
Rating	Securities
AAA	95.2%
AA	1.7
A	1.7
BBB	1.4
Below investment grade	0.0
100.0%

The Company obtained ratings of its fixed maturities from Moody's Investors Service, Inc. (“Moody's”), Standard & Poor's Corporation (“S&P”) and Fitch Ratings (“Fitch”).  If a bond is not rated by Moody's, S&P, or Fitch, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics.  At December 31, 2007, over 99% of the Company’s bonds were rated by Moody's, S&P, Fitch, and/or the NAIC.

The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31, 2007, is as follows:

Percentage of
Fixed Maturity
Type	Investments
AAA	43.4%
AA	8.8
A	18.5
BBB	25.7
BB or less	3.6
100.0%

At December 31, 2007, approximately $22.6 billion of the Company’s $23.4 billion fixed maturities portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $0.8 billion of the Company’s fixed maturities portfolio was rated less than investment grade, of which $26.1 million were securities issued in Company-sponsored commercial mortgage loan securitizations.

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

   During 2007, the Company entered into credit default swaps to enhance the return on our investment portfolio.  As of December 31, 2007, the Company’s notional amount relative to these credit default swaps equaled approximately $115.0 million. The Company recognized a $3.3 million pre-tax gain in 2007 from the change in the swaps' fair value and positions closed.

The Company also invests a significant portion of its investment portfolio in commercial mortgage loans.  As of December 31, 2007, the Company’s mortgage loan holdings equaled approximately $3.3 billion. The Company generally does not lend on speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments.  The Company’s underwriting procedures relative to its commercial loan portfolio are based on a conservative, disciplined approach.  The Company concentrates its underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes that the Company has chosen not to participate in. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

The average size of loans made during 2007 was $3.2 million.  The average size mortgage loan in the Company’s portfolio is approximately $2.2 million.  The largest single loan amount is $21.8 million.

The following table shows a breakdown of the Company’s commercial mortgage loan portfolio by property type at December 31, 2007:

Percentage of
Mortgage Loans
Type	on Real Estate
Retail	64.8%
Office Buildings	13.8
Apartments	10.5
Warehouses	8.1
Other	2.8
100.0%

Retail loans are predominantly on strip shopping centers anchored by one or more regional or national retail stores.  The anchor tenants enter into long-term leases with the Company's borrowers.  These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions.  The following are the largest anchor tenants (measured by the Company’s level of exposure) at December 31, 2007:

Percentage of
Mortgage Loans
Type	on Real Estate
Food Lion, Inc.	2.8%
Wal-Mart Stores, Inc.	2.3
Walgreen Corporation	2.0
CVS Drugs, Inc.	1.3
Tractor Supply Co.	1.1
9.5%

The Company’s mortgage lending criteria generally requires that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination.  Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service.  The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate.  Approximately $627.0 million of the Company’s mortgage loans have this participation feature.

Certain of the Company’s mortgage loans have call or interest rate reset provisions between 3 and 10 years.  However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

At December 31, 2007, $7.5 million or 0.2% of the mortgage loan portfolio was nonperforming, but less than 90 days delinquent.  It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent.  For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible.  If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, the Company securitized $1.4 billion of its mortgage loans.    The Company sold the senior tranches while retaining the subordinate tranches.  The Company continues to service the securitized mortgage loans.  During 2007, the Company securitized an additional $1.0 billion of its mortgage loans.  The Company sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches.  The Company continues to service the securitized mortgage loans.  At December 31, 2007, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $929.1 million.  See Note 10, Commercial Mortgage Securitizations, for additional information on the mortgage loan securitization completed during 2007.

As a general rule, the Company does not invest directly in real estate.  The investment real estate held by the Company consists largely of properties obtained through foreclosures or the acquisition of other insurance companies.  Based on the Company’s experience, the appraised value of a foreclosed property often approximates the mortgage loan balance on the property plus costs of foreclosure.  Also, foreclosed properties often generate a positive cash flow enabling us to hold and manage the property until the property can be profitably sold.

The following table shows the investment results from continuing operations of the Company:

	Cash, Accrued		Percentage	Realized Investment
	Investment		Earned on	Gains (Losses)
	Income, and	Net	Average of	Derivative
Year Ended	Investments at	Investment	Cash and	Financial	All Other
December 31,	December 31,	Income	Investments	Instruments	Investments
(Dollars In Thousands)
2003	$17,752,081	$1,030,752	6.4%	$12,550	$58,064
2004	19,712,244	1,084,217	6.1	19,591	28,305
2005	20,741,423	1,180,502	5.8	(30,881)	49,393
2006	28,299,749	1,419,778	6.0	(21,516)	104,084
2007	29,476,959	1,675,934	5.9	8,469	8,602

Life Insurance in Force

The following table shows life insurance sales by face amount and life insurance in force:

	For The Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars In Thousands)
New Business Written
Life Marketing	$89,463,255	$81,389,241	$60,435,133	$77,917,553	$102,154,269
Group Products (1)	-	-	-	-	67,405
Asset Protection	2,786,447	3,095,205	3,770,783	5,702,146	6,655,790
Total	$92,249,702	$84,484,446	$64,205,916	$83,619,699	$108,877,464
Business Acquired
Acquisitions	$-	$224,498,169	$-	$-	$-
Insurance in Force at End of
Year (2)
Life Marketing	$517,797,133	$453,937,534	$435,430,943	$372,395,267	$305,939,864
Acquisitions	243,050,966	265,837,876	26,861,772	29,135,715	30,755,635
Group Products (1)	-	-	-	-	710,358
Asset Protection	4,333,952	4,718,018	5,496,543	6,807,494	9,088,963
Total	$765,182,051	$724,493,428	$467,789,258	$408,338,476	$346,494,820

(1) On December 31, 2001, the Company completed the sale of substantially all of its Dental Division, with which the group products are associated.
(2) Reinsurance assumed has been included, reinsurance ceded (2007 - $531,984,866; 2006 - $576,790,608;
2005 - $393,605,152; 2004 - $354,015,938; 2003 - $292,740,795) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

Ratio of
Year Ended	Voluntary
December 31,	Termination
2003	4.1%
2004	4.6
2005	4.2
2006	3.9
2007	4.5

Investment Products in Force

The amount of investment products in force is measured by account balances.  The following table shows stable value product, acquisitions segment, and annuity segment account balances.  Most of the variable annuity account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

	Stable	Modified
Year Ended	Value	Guaranteed	Fixed	Variable
December 31,	Products	Annuities	Annuities	Annuities
(Dollars In Thousands)
2003	$4,676,531	$2,286,417	$851,165	$2,388,033
2004	5,562,997	2,406,426	753,832	2,612,077
2005	6,057,721	2,348,037	777,422	2,639,670
2006	5,513,464	2,424,218	4,981,587	4,302,413
2007	5,046,463	2,745,123	5,773,855	3,975,058

    Below are the fixed annuity account balances by segment as of December 31, 2007 and 2006:

Year Ended
December 31,	Annuities	Acquisitions
	(Dollars In Thousands)
2006	1,355,844	3,625,743
2007	2,118,209	3,655,646

Below are the variable annuity account balances by segment as of December 31, 2007 and 2006:

Year Ended
December 31,	Annuities	Acquisitions
	(Dollars In Thousands)
2006	2,765,689	1,536,724
2007	2,706,239	1,268,819

Underwriting

The underwriting policies of the Company’s insurance subsidiaries are established by management.  With respect to individual insurance, the subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, other than applied for, or rejected.  Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50.  In the case of "simplified issue" policies, which are issued primarily through the Asset Protection segment and the Life Marketing segment in the worksite market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant.  For other than "simplified issue" policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk.  Substandard risks may be referred to reinsurers for evaluation of the substandard risk.

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

During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional life products.

Reinsurance Ceded

The Company’s insurance subsidiaries cede insurance to other insurance companies.  The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it.  The Company has also used reinsurance to reinsure guaranteed minimum death benefit (“GMDB”) claims relative to our variable annuity contracts.

For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded a significant percentage, generally 90% of its newly written business on a first dollar quota share basis. The Company’s traditional life insurance was ceded under coinsurance contracts and universal life insurance was ceded under yearly renewable term (“YRT”) contracts.  In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to YRT reinsurance as discussed below. The Company continues to reinsure 90% of the mortality risk, but not the account values, on its newly written universal life insurance.

The Company currently enters into reinsurance contracts with reinsurers under YRT contracts to provide coverage for insurance issued in excess of the amount it retains on any one life. The amount of insurance retained on any one life was $500,000 in years prior to mid-2005. In 2005, this retention was increased to amounts up to $1,000,000 for certain policies.

During recent years, the life reinsurance market continued the process of consolidation and tightening, resulting in a higher net cost of reinsurance for much of our life insurance business.  The Company has also been challenged by changes in the reinsurance market which have impacted management of capital, particularly in the Company’s term life business which is required to hold reserves pursuant to Regulation XXX.  In response to these challenges, in 2005, the Company reduced its overall reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance arrangements for certain newly issued traditional life products.  Additionally in 2005, for certain newly issued traditional life products, the Company increased, from $500,000 to $1,000,000, the amount of insurance it will retain on any one life.    In order to fund the additional statutory reserves required as a result of these changes in the Company’s reinsurance arrangements, the Company established a surplus notes facility under which the Company issued an aggregate of $800 million of non-recourse funding obligations through December 2007.  During 2008, the Company has increased its retention limit to $2,000,000 on certain of its traditional life products.

In addition, during 2007, the Company established a surplus notes facility relative to its universal life products.  Under this facility, the Company issued $575 million of non-recourse funding obligations that will be used to fund statutory reserves required by the Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”), as clarified by Actuarial Guideline 38 (commonly known as “AXXX”). The Company has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate of $675 million principal amount. The Company’s maximum retention for newly issued universal life products is $1,000,000.

During 2006, immediately after the closing of the Company’s acquisition of the Chase Insurance Group, the Company entered into agreements with Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) and Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, the “Wilton Re Group”), whereby CALIC reinsured 100% of the variable annuity business of the Chase Insurance Group and the Wilton Re Group reinsured approximately 42% of the other insurance business of the Chase Insurance Group.

At December 31, 2007, the Company had insurance in force of $765.2 billion of which approximately $532.0 billion was ceded to reinsurers.  See Note 8, Reinsurance to Consolidated Financial Statements for additional information related to the Company’s use of reinsurance.

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

Additionally, the Company is subject to corporate income tax.  The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes will adversely affect the Company.

The Company’s insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries.  However, certain restrictions apply regarding the consolidation of recently-acquired life insurance companies into the Company’s consolidated U.S. income tax return.  Additionally, restrictions apply to the combining, in a consolidated U.S. income tax return, of life-insurance-company taxable income or losses with non-life-insurance-company taxable losses, or income respectively.  For 2007, the Company will consolidate all of its subsidiaries into its consolidated U.S. income tax return except for Protective Life Insurance Company of New York. The former Chase life insurance companies that were merged into Protective Life Insurance Company will be consolidated as of the date at which each was merged. The Company will file short-period returns for those merged companies representing activity during the pre-merger timeframe.

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

Competition

Life and health insurance is a mature and highly competitive industry.  In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products.  The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have lower profitability expectations.  The Company also faces competition from other providers of financial services.  Competition could result in, among other things, lower sales or higher lapses of existing products.

The Company’s move away from reliance on reinsurance for newly written traditional life products results in a net reduction of current taxes (but an increase in deferred taxes).  The Company allocates the benefits of reduced current taxes to the life marketing segment and the profitability and competitive position of certain products is dependent on the continuation of existing tax rules and interpretations and its ability to generate taxable income.

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

As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency that differs from past behavior.

Regulation

The Company and its subsidiaries are subject to government regulation in each of the states in which we conduct business.  Such regulation is vested in state agencies having broad administrative power dealing with many aspects of our business, which may include, among other things, premium rates, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners.

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

A life insurance company's statutory capital is computed according to rules prescribed by the NAIC, as modified by state law.  Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to certain NAIC rules, unless inconsistent with the other state’s law.  Statutory accounting rules are different from U.S. GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs and the use of more conservative computations of policy liabilities.  The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula.  These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations.  The formula includes components for asset risk, liability risk, interest rate exposure, and other factors.  Based upon the December 31, 2007 statutory financial reports, the Company’s insurance subsidiaries are adequately capitalized under this formula.

The Company’s insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business and their business and accounts are subject to examination by such agencies at any time.  Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business.  At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries may be ongoing.  To date, no such insurance department examinations have produced any significant adverse findings regarding any of our insurance company subsidiaries.

Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies.  Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.  The Company’s insurance subsidiaries were assessed immaterial amounts in 2007, which will be partially offset by credits against future state premium taxes.

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

The states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation.  These restrictions are generally based in part on the prior year’s statutory income and surplus.  In general, dividends up to specified levels are considered ordinary and may be paid without prior approval.  Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile.  The maximum amount that would qualify as ordinary dividends to Protective Life Corporation by its insurance subsidiaries in 2007 is estimated to be $350.5 million.  No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which our insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

The Company’s insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”).  Severe penalties are imposed for breach of duties under ERISA.

Certain policies, contracts, and annuities offered by the Company’s subsidiaries are subject to regulation under the federal securities laws administered by the SEC.  The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions.

Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

Employees

At December 31, 2007, the Company had approximately 2,406 employees, including approximately 1,289 employees in Birmingham, Alabama.  The Company believes its relations with its employees are satisfactory.  Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans.  The cost of these benefits to the Company in 2007 was approximately $11.8 million.  In addition, substantially all of the employees are covered by a defined benefit pension plan.  In 2007, the Company also matched employee contributions to its 401(k) Plan and made discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan.  See Note 12, Shareowners’ Equity and Stock-Based Compensation and Note 13, Employee Benefit Plans to Consolidated Financial Statements for additional information.

Executive Officers

As of February 29, 2008, the Company’s executive officers are as follows:

Name	Age	Position

John D. Johns	56	Chairman of the Board, President, Chief Executive Officer, and a Director
Richard J. Bielen	47	Vice Chairman and Chief Financial Officer
Carolyn M. Johnson	47	Executive Vice President, Chief Operating Officer
Deborah J. Long	54	Executive Vice President, Secretary, and General Counsel
Carl S. Thigpen	51	Executive Vice President and Chief Investment Officer
D. Scott Adams	43	Senior Vice President and Chief Human Resources Officer
Brent E. Griggs	52	Senior Vice President, Asset Protection
Carolyn King	58	Senior Vice President, Acquisitions and Corporate Development
Steven G. Walker	48	Senior Vice President, Controller, and Chief Accounting Officer
Judy Wilson	49	Senior Vice President, Stable Value Products

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

Mr. Bielen has been Vice Chairman and Chief Financial Officer since June 2007.  From August 2006 to June 2007, Mr. Bielen served as Executive Vice President of the Company and as Chief Investment Officer and Treasurer from January 2002 to June 2007. From January 2002 to September 2006, he was Senior Vice President, Chief Investment Officer and Treasurer. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.

Ms. Johnson has been Executive Vice President and Chief Operating Officer of the Company since June 2007. From November 2006 to June 2007, she served as Senior Vice President and Chief Operations and Technology Officer of the Company. Ms. Johnson served as Senior Vice President, Chief Operating Officer, Life and Annuity of the Company from May 2006 to November 2006. From August 2004 to May 2006, she served as Senior Vice President and Chief Operating Officer, Life and Annuity of Protective Life Insurance Company. From 2003 to 2004, Ms. Johnson served as Senior Vice President, Bankers Life and Casualty.

Ms. Long has been Executive Vice President of the Company since May 2007 and Secretary and General Counsel of the Company since November 1996. Ms. Long has been employed by the Company and its subsidiaries since 1994.

Mr. Thigpen has been Executive Vice President and Chief Investments Officer of the Company since June 2007. From January 2002 to June 2007, Mr. Thigpen served as Senior Vice President and Chief Mortgage and Real Estate Officer of the Company. Mr. Thigpen has been employed by the Company and its subsidiaries since 1984.

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

Ms. King has been Senior Vice President, Acquisitions and Corporate Development of the Company since June 2007.  From December 2003 to June 2007, she served as Senior Vice President, Acquisitions of the Company. Ms. King served as Senior Vice President, Life and Annuity of the Company from January 2003 until December 2003.  Ms. King has been employed by the Company and its subsidiaries since April 1995.

Mr. Walker has been Senior Vice President, Controller, and Chief Accounting Officer of the Company since March 2004.  From September 2003 through March 2004, he served as Vice President, Controller, and Chief Accounting Officer of the Company.  From August 2002 to September 2003, he served as Vice President and Chief Financial Officer of the Asset Protection Division of the Company.

Ms. Wilson has been Senior Vice President, Stable Value Products of the Company since January 1995.  Ms. Wilson has been employed by the Company and its subsidiaries since 1989.

Certain of these executive officers also serve as executive officers and/or directors of various other of our subsidiaries.

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

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company.  A natural disaster or pandemic could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A severe pandemic could result in a substantial increase in mortality experience and have a significant negative impact on the Company’s surplus capital. A pandemic could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies.  In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of the Company’s business within such area and/or the general economic climate, which in turn could have an adverse affect on the Company.  The possible macroeconomic effects of a pandemic could also adversely affect the Company’s asset portfolio, as well as many other variables.

The Company operates in a mature, highly competitive industry, which could limit its ability to gain or maintain its position in the industry and negatively affect profitability.

Life and health insurance is a mature and highly competitive industry.  In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products.  The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than the Company.  The Company also faces competition from other providers of financial services.  Competition could result in, among other things, lower sales or higher lapses of existing products.

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

As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency that differs from past behavior.

A ratings downgrade could adversely affect the Company’s ability to compete.

Rating organizations periodically review the financial performance and condition of insurers, including the Company’s subsidiaries.  A downgrade in the rating of the Company’s subsidiaries could adversely affect the Company’s ability to sell its products, retain existing business, and compete for attractive acquisition opportunities.  Specifically, a ratings downgrade would materially harm the Company’s ability to sell certain products, including guaranteed investment products, funding agreements, and certain types of annuities.

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

The Company’s results may fluctuate from period to period due to fluctuations in policy claims received by the Company.  Certain of the Company’s businesses may experience higher claims if the economy is growing slowly or in recession, or equity markets decline.  Additionally, beginning in the third quarter of 2005, the Company increased its retained amounts on newly written traditional life products.  This change will cause greater variability in financial results due to fluctuations in mortality results.

The Company’s results may be negatively affected should actual experience differ from management’s assumptions and estimates.

In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, contingent liabilities or other factors appropriate to the type of business it expects to experience in future periods.  These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet.  These assumptions are used in the operations of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products.  The Company’s actual experience, as well as changes in estimates, is used to prepare the Company’s statements of income.  To the extent the Company’s actual experience and changes in estimates differ from original estimates, the Company’s financial condition is affected.

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

Assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revisions over time.  Accordingly, the Company’s results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

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

Interest rate fluctuations could negatively affect the Company’s spread income or otherwise impact its business.

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

The amortization of deferred policy acquisition costs relating to variable products and the estimated cost of providing guaranteed minimum death benefits and guaranteed minimum withdrawal benefits incorporate various assumptions about the overall performance of equity markets over certain time periods.  The rate of amortization of deferred policy acquisition costs and the estimated cost of providing guaranteed minimum death benefits could increase if equity market performance is worse than assumed.

Insurance companies are highly regulated and subject to numerous legal restrictions and regulations.

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business.  Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners.  At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries may be ongoing.  From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company.  The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

The purchase of life insurance products is limited by state insurable interest laws, which generally require that the purchaser of life insurance name a beneficiary that has some interest in the sustained life of the insured.  To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws.  To the extent these laws are relaxed, the Company’s lapse assumptions may prove to be unduly optimistic.

The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations.  Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements.  Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”).  Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states.  Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.  As an example of both retroactive and prospective impacts, in late 2005, the NAIC approved an amendment to Actuarial Guideline 38, commonly known as AXXX, which interprets the reserve requirements for universal life insurance with secondary guarantees.  This amendment retroactively increased the reserve requirements for universal life insurance with secondary guarantee products issued after July 1, 2005.  This change to Actuarial Guideline 38 (“AG38”) also affected the profitability of universal life products sold after the adoption date.  The NAIC is continuing to study reserving methodology and has issued additional changes to AXXX and Regulation XXX, which has had the effect of modestly decreasing the reserves required for term and universal life policies that are issued on January 1, 2007 and later.  In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and if changes were made, whether they should be applied retrospectively, prospectively only, or in a phased-in manner.  A requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

At the federal level, bills have been introduced in the U. S. Senate and the U.S. House of Representatives that would provide for an optional federal charter for life and property and casualty insurers, and another bill has been introduced in the U. S. House of Representatives that would pre-empt state law in certain respects with regard to the regulation of reinsurance.  Still another bill has been introduced in the House and Senate that would remove the federal antitrust exemption from the insurance industry.  The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material.  Moreover, although with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile; neither the action of the domiciliary state nor action of the NAIC is binding on a state.  Accordingly, a state could choose to follow a different interpretation.

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

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, and because the Company owns and operates real property, state, federal, and local environmental laws.  The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

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

Group health coverage issued through associations and credit insurance coverages have received some negative coverage in the media as well as increased regulatory consideration and review and litigation.  The Company has a small closed block of group health insurance coverage that was issued to members of an association; a purported class action lawsuit is currently pending against the Company in connection with this business.  The Company is also defending purported class action litigation challenging its practices relating to issuing refunds of unearned premiums upon termination of credit insurance.

In connection with our discontinued Lender’s Indemnity product, we have discovered facts and circumstances that support allegations against third parties (including policyholders and the administrator of the associated loan program), and we have instituted litigation to establish the rights and liabilities of various parties; we have also received claims seeking to assert liability against us for various matters, including claims alleging payments owing for bad faith refusal to pay and payments with respect to policies for which premiums were not received by us and this matter is addressed by the pending litigation matters.  In addition, we are defending an arbitration claim by the reinsurer of this Lender’s Indemnity product.  The reinsurer asserts that it is entitled to a return of most of the Lender’s Indemnity claims that were paid on behalf of us by the administrator, claiming that the claims were not properly payable under the terms of the policies.  The reinsurer was under common ownership with the program administrator, and we are vigorously defending this arbitration.  Although we cannot predict the outcome of any litigation or arbitration, we do not believe that the outcome of these matters will have a material impact on our financial condition or results of operations.

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

The Company’s invested assets and derivative financial instruments are subject to customary risks of credit defaults and changes in market values.  The value of the Company’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties which the Company has financed.  Factors that may affect the overall default rate on, and market value of, the Company’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, and general economic conditions as well as particular circumstances affecting the businesses of individual borrowers and tenants.  In addition, fair value changes can cause significant fluctuations to earnings and equity.

The Company may not realize its anticipated financial results from its acquisitions strategy.

The Company’s acquisitions have increased its earnings in part by allowing the Company to enter new markets and to position itself to realize certain operating efficiencies.  There can be no assurance, however, that suitable acquisitions presenting opportunities for continued growth and operating efficiencies, or capital to fund acquisitions will continue to be available to the Company, or that the Company will realize the anticipated financial results from its acquisitions.

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

On July 3, 2006, the Company completed its acquisition from JP Morgan Chase & Co. of the stock of five life insurance companies and the stock of four related non-insurance companies.  Full integration of the acquisition may be more expensive, more difficult, or take longer than expected.  In addition, the Company may not achieve the returns projected from its analysis of the acquisition opportunity, and the effects of the purchase generally accepted in the United States of America (“U.S. GAAP”) accounting on the Company’s financial statements may be different than originally contemplated.

The Company is dependent on the performance of others.

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties.  For example, most of the Company’s products are sold through independent distribution channels, and variable annuity deposits are invested in funds managed by third parties.  Also, a substantial portion of the business of the recently acquired Chase Insurance Group is being administered by third party administrators.  Additionally, the Company’s operations are dependent on various technologies, some of which are provided and/or maintained by other parties.

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

The Company and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  The Company may enter into third-party reinsurance arrangements under which the Company will rely on the third party to collect premiums, pay claims, and/or perform customer service functions.  However, notwithstanding the transfer of related assets or other issues, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed  Therefore, the failure of one or more of the Company’s reinsurers could negatively impact the Company’s earnings and financial position.

The Company’s ability to compete is dependent on the availability of reinsurance or other substitute financing solutions.  Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost.  Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance.  Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable or if alternatives to reinsurance were not available to the Company, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

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

The Company has implemented, and plans to continue to expand, a reinsurance program through the use of captive reinsurers.  Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business.  The success of the Company’s captive reinsurance program and related marketing efforts is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company.  If the captive reinsurance program is not successful the Company’s ability to continue to offer its products on terms favorable to the Company would be adversely impacted.

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

The Company retains confidential information in its computer systems, and relies on sophisticated commercial technologies to maintain the security of those systems.  Anyone who is able to circumvent the Company’s security measures and penetrate the Company’s computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information.  In addition, an increasing number of states require that customers be notified of unauthorized access, use or disclosure of their information.  Any compromise of the security of the Company’s computer systems that result in inappropriate access, use or disclosure of personally identifiable customer information could damage the Company’s reputation in the marketplace, deter people from purchasing the Company’s products, subject the Company to significant civil and criminal liability and require the Company to incur significant technical, legal and other expenses.

The Company’s ability to grow depends in large part upon the continued availability of capital.

The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts.  A recent amendment to Actuarial Guideline 38 increased the reserve requirements for universal life insurance with secondary guarantees for products issued after July 1, 2005.  This amendment, along with the continued reserve requirements of Regulation XXX for traditional life insurance products, has caused the sale of these products to consume additional capital.  Future marketing plans are dependent on access to financing solutions.  A disruption in the financing arena, or the Company’s inability to access capital through these transactions, could have a negative impact on the Company’s ability to grow.  Capital has also been consumed as the Company increased its reserves on the residual value and lenders indemnity product lines.  Although positive performance in the equity markets has recently allowed the Company to decrease its guaranteed minimum death benefit related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption.  Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control.  A lack of sufficient capital could impair the Company’s ability to grow.

New accounting rules or changes to existing accounting rules could negatively impact the Company.

Like all publicly traded companies, the Company is required to comply with U.S. GAAP.  A number of organizations are instrumental in the development and interpretation of U.S. GAAP such as the United States Securities and Exchange Commission (the “SEC”), the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants (“AICPA”).  U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis.  The Company can give no assurance that future changes to U.S. GAAP will not have a negative impact on the Company.  U.S. GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in the Company’s financial statements.

In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”).  SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting.  Various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company, including one that relates to certain reinsurance credits, and some of which could positively impact the Company.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves.  The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company.  Moreover, although in general with respect to regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the NAIC is binding on a state.  Accordingly, a state could choose to follow a different interpretation.  The Company can give no assurance that future changes to SAP or components of SAP will not have a negative impact on the Company.

The Company’s risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses.

The Company has developed risk management policies and procedures and expects to continue to enhance these in the future.  Nonetheless, the Company’s policies and procedures to identify, monitor, and manage both internal and external risks may not predict future exposures, which could be different or significantly greater than expected.

These may not be the only risks facing the Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition and/or operating results.

Credit market volatility or the inability to access financing solutions could adversely impact the Company’s financial condition or results from operations.

Significant volatility in credit markets could have an adverse impact on either the Company’s financial condition or results from operations in several ways.  Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in the Company’s investment portfolio.  Additionally, significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in the Company’s investment portfolio to default on either principal or interest payments on these securities.  Volatility could also impact the Company’s ability to efficiently access financial solutions for purposes of issuing long term debt for financing purposes or obtain financial solutions for purposes of supporting term and universal life insurance products for capital management purposes or result in an increase in the cost of existing securitization structures.

The ability of the Company to implement financing solutions designed to fund excess statutory reserves on both the term and universal life blocks of business is dependent upon factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, the credit market and other factors.  The Company cannot predict the continued availability of such solutions to the Company or the form that the market may dictate.  To the extent that such financing solutions are not available, the Company’s financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity and possible reduced earnings expectations. Management continues to monitor options related to these financing solutions.

Item 1B.  Unresolved Staff Comments

   None.

Item 2.      Properties

Our home office is located at 2801 Highway 280 South, Birmingham, Alabama. We own two buildings consisting of 310,000 square feet constructed in two phases. Building 1 was constructed in 1974 and Building 2 was constructed in 1982. Additionally, we lease a third 310,000 square-foot building constructed in 2004. Parking is provided for approximately 2,594 vehicles.

We lease administrative and marketing office space in 21 cities, including 21,667 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years.  The aggregate annualized rent is approximately $6.8 million.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained.  The above properties do not include properties we own for investment only.

Item 3.        Legal Proceedings

To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of our company, to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject.  For additional information regarding legal proceedings see “Risk Factors and Cautionary Factors that may Affect Future Results” included herein.

Item 4.        Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2007 to a vote of our security holders.

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed and principally traded on the New York Stock Exchange (NYSE symbol:  PL).  The following table sets forth the highest and lowest closing prices of our Common Stock, $0.50 par value, as reported by the New York Stock Exchange during the periods indicated, along with the dividends paid per share of Common Stock during the same periods.

	Range
	High	Low	Dividends
2007
First Quarter………………..	$50.35	$43.04	$0.215
Second Quarter……………..	50.83	44.19	0.225
Third Quarter……………….	48.35	39.80	0.225
Fourth Quarter……………..	45.02	39.82	0.225
2006
First Quarter………………..	$49.74	$44.20	$0.195
Second Quarter……………..	50.40	43.44	0.215
Third Quarter………………	47.16	43.04	0.215
Fourth Quarter……………..	47.55	43.97	0.215

On February 15, 2008, there were approximately 1,318 owners of record of our Common Stock.

The Company (or its predecessor) has paid cash dividends each year since 1926 and each quarter since 1934.  We expect to continue to pay cash dividends, subject to our earnings and financial condition and other relevant factors.  Our ability to pay cash dividends is dependent in part on cash dividends received by the Company from our life insurance subsidiaries.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources included herein.  Such subsidiary dividends are restricted by the various insurance laws of the states in which the subsidiaries are incorporated.  See Item 1 – “Business – Regulation”.

   On May 7, 2007, our Board of Directors extended the Company’s previously authorized $100 million share repurchase program.  The current authorization extends through May 6, 2010. There was no activity under this program in 2007. The Company announced on February 12, 2008 that it had commenced execution of this repurchase plan. Future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital.

Item 6.                      Selected Financial Data

	For The Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars In Thousands, Except Per Share Amounts)
INCOME STATEMENT DATA
Premiums and policy fees	$2,727,023	$2,317,337	$1,955,780	$1,821,094	$1,667,725
Reinsurance ceded	(1,600,684)	(1,371,215)	(1,226,857)	(1,125,646)	(934,435)
Net of reinsurance ceded	1,126,339	946,122	728,923	695,448	733,290
Net investment income	1,675,934	1,419,778	1,180,502	1,084,217	1,030,752
Realized investment gains (losses)
Derivative financial instruments	8,469	(21,516)	(30,881)	19,591	12,550
All other investments	8,602	104,084	49,393	28,305	58,064
Other income	232,357	230,665	181,267	161,014	122,869
Total revenues	3,051,701	2,679,133	2,109,204	1,988,575	1,957,525
Benefits and expenses	2,615,613	2,247,225	1,732,191	1,603,374	1,632,113
Income tax expense	146,522	150,347	130,446	134,820	108,362
Change in accounting principle(1)	-	-	-	(15,801)	-
Net income	$289,566	$281,561	$246,567	$234,580	$217,050
PER SHARE DATA
Net income from continuing
operations(2) - basic	$4.07	$3.98	$3.49	$3.56	$3.10
Net income - basic	$4.07	$3.98	$3.49	$3.34	$3.10
Average share outstanding - basic	71,061,152	70,795,453	70,562,186	70,299,470	70,033,288
Net income from continuing
operations(2) - diluted	$4.05	$3.94	$3.46	$3.52	$3.07
Net income - diluted	$4.05	$3.94	$3.46	$3.30	$3.07
Average share outstanding - diluted	71,478,021	71,390,513	71,350,541	71,064,539	70,644,642

Cash dividends	0.89	$0.84	$0.76	$0.685	$0.63
Shareowners' equity	$35.02	$33.06	$31.33	$31.19	$29.02
(1) Cumulative effect of change in accounting principle, net of income tax - amount in 2004 relates to SOP 03-1.
(2) Net income excluding change in accounting principle.

	As of December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA	(Dollars In Thousands)
Total assets	$41,786,041	$39,795,294	$28,966,993	$27,211,378	$24,517,615
Total stable value contracts and annuity
account balances(3)	13,879,021	14,330,909	9,490,007	8,342,334	7,336,341
Non-recourse funding obligations	1,375,000	425,000	125,000	-	-
Liabilities related to variable interest entities	400,000	420,395	448,093	482,434	400,000
Long-term debt	559,852	479,132	482,532	451,433	461,329
Subordinated debt securities	524,743	524,743	324,743	324,743	221,650
Shareowners' equity	2,456,761	2,313,075	2,183,660	2,166,327	2,002,144

(3) Includes stable value contract account balances and annuity account balances which do not pose significant mortality risk.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated audited financial statements and related notes included herein.

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed and where appropriate, factors that may affect future financial performance are also identified and discussed.  Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning.  Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  Please refer to “Risk Factors and Cautionary Factors that may Affect Future Results” herein for more information about factors which could affect future results.

OVERVIEW

Our business

We are a holding company headquartered in Birmingham, Alabama, whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products.  Founded in 1907, Protective Life Insurance Company is our largest operating subsidiary.  Unless the context otherwise requires, “we”, “us”, or “our” refers to the consolidated group of Protective Life Corporation and our subsidiaries.

We operate several business segments, each having a strategic focus.   An operating segment is generally distinguished by products and/or channels of distribution.  We periodically evaluate our operating segments in light of the segment reporting requirements prescribed by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and makes adjustments to our segment reporting as needed.

In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle.  Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income because the derivatives are used to mitigate risk in items affecting segment operating income.  Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of our business is internally assessed.  Although the items excluded from segment operating income may be significant components in understanding and assessing our overall financial performance, management believes that segment operating income enhances an investor’s understanding of our results of operations by highlighting the income (loss) attributable to the normal, recurring operations of our business.  However, segment operating income should not be viewed as a substitute for accounting principles generally accepted in the United States of America (“U.S. GAAP”) net income.  In addition, our segment operating income measures may not be comparable to similarly titled measures reported by other companies.

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•
Life Marketing - We market level premium term insurance (“traditional life”), universal life (“UL”), variable universal life, and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.  For the year ended December 31, 2007, our Life Marketing segment had operating income of $189.2 million.

•
Acquisitions - We focus on acquiring, converting, and servicing policies acquired from other companies.  The segment's primary focus is on life insurance policies and annuity products sold to individuals.  In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies.  The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics.  Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed).  Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.  We completed our acquisition of the Chase Insurance Group during the third quarter of 2006, which consisted of five insurance companies that manufacture and administer traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”).  The Chase Insurance Group’s results of operations are included in our consolidated results of operations beginning July 3, 2006.  For the year ended December 31, 2007, our Acquisitions segment had operating income of $129.2 million.

•
Annuities - We manufacture, sell, and support fixed and variable annuity products.  These products are primarily sold through broker-dealers, but are also sold through financial institutions and independent agents and brokers. For the year ended December 31, 2007, our Annuities segment had operating income of $23.1 million.

•
Stable Value Products - We sell guaranteed funding agreement (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.  The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  Additionally, the segment markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. For the year ended December 31, 2007, our Stable Value Products segment had operating income of $50.2 million.

•
Asset Protection - We primarily market extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles.  In addition, the segment markets a guaranteed asset protection (“GAP”) product and an inventory protection product (“IPP”).  On July 14, 2006, we completed our acquisition of the vehicle extended service contract business of Western General.  Western General is headquartered in Calabasas, California and is a provider of vehicle service contracts nationally, focusing primarily on the west coast market.  In addition, Western General currently provides extended service contract administration for several automobile manufacturers and provides used car service contracts for a publicly-traded national dealership group.  Western General’s results of operations are included in our Asset Protection segment’s results beginning on July 1, 2006. For the year ended December 31, 2007, our Asset Protection segment had operating income of $41.6 million.

•
Corporate and Other - This segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on capital and interest on debt).  This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. For the year ended December 31, 2007, our Corporate and Other segment had an operating loss of $3.4 million.

Revenues and expenses

    Our revenues consist primarily of:
•	net premiums earned on insurance policies;
•	net investment income and net investment gains (losses); and
•
policy fees and other income, including mortality and surrender charges related primarily to UL insurance policies, investment management fees and commissions, and fees from contract underwriting services.

    Our expenses principally consist of:
•	benefits provided to policyholders and contract holders;
•	interest credited on general account balances; dividends to policyholders; and
•
operating expenses, including commissions and other costs of selling and servicing the various products we sell, marketing expenses, policy and contract servicing costs and other general business expenses.

EXECUTIVE SUMMARY

    In a year that presented numerous challenges for the financial services industry, we achieved record net and operating earnings for 2007. We achieved growth in operating earnings during 2007 in our Life Marketing, Acquisitions, Stable Value Products and Asset Protection segments.  Operating earnings were down in 2007 compared to the prior year in our Annuities segment primarily due to less favorable mortality and tighter spreads in the single premium immediate annuity line.

    The interest rate environment represented a significant challenge during 2007. Historically low interest rates continued to create challenges for our products that generate investment spread profits, such as fixed annuities and stable value contracts.  However, active management of crediting rates on these products allowed us to minimize spread compression effects.

    Strong competitive pressures on pricing, particularly in our life insurance business, continued to present a challenge from a new sales perspective.  However, our continued focus on delivering value to consumers and broadening our base of distribution allowed for solid product sales during the year.

    The completion of the Chase Insurance Group acquisition in July 2006 represents the most significant acquisition in our history.  This acquisition provided access to a bank distribution channel for our fixed annuity sales and created significant success in this area during 2007.

    Increasing costs of reinsurance continues to present challenges from both a new product pricing and capital management perspective.  In response to these challenges, during 2005 we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products.  Our maximum retention for newly issued universal life products is $1,000,000.  During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional life products.

                    During 2005 and 2007, we entered into securitization structures to fund the additional statutory reserves required as a result of Regulation XXX.  The securitization structure results in a reduction of current taxes and a corresponding increase in deferred taxes as compared to the previous result obtained in using traditional reinsurance.  The benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products.  In addition to the fluctuations in premiums and benefits and settlement expenses, earnings emerge more slowly under a securitization structure relative to the previous reinsurance structure.  Additionally, Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”).  These requirements increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products.  To the extent that the additional reserves are generally considered to be economically redundant, capital market or other financing solutions may emerge to reduce the impact of the amendment.  During 2007, we entered into a securitization structure to fund the additional statutory reserves required as a result of Actuarial Guideline 38.  Through December 31, 2007, we have issued an aggregate amount of approximately $1.4 billion of non-recourse funding obligations to fund the statutory reserves required as a result of Regulation XXX.

        Significant financial information related to each of our segments is as follows:

•
Operating earnings from the Life Marketing segment increased $15.0 million, or 8.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to favorable mortality results and a gain recognized during 2007 on the sale of the segment’s direct marketing subsidiary, offsetting favorable unlocking in 2006 and lower allocated investment income as a result of the universal life securitization transaction in 2007.  The segment continued to focus on strengthening its relationships with high quality distributors of life insurance products.  An increase in retention levels on certain newly written traditional life products during 2005 allowed the segment to improve its competitive position with respect to these products, resulting in increased sales of traditional life products in 2006 and 2007. Sales of universal life products remained flat in 2007, as we responded to the higher reserve levels required under Actuarial Guideline 38 (“AG38”) by implementing structural product changes on certain UL products.

•
Operating earnings from the Acquisitions segment increased $24.7 million, or 23.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to the completion of the Chase Insurance Group acquisition during the third quarter of 2006.  This acquisition contributed $58.6 million to 2007’s operating earnings, compared to a contribution of $29.0 million to 2006’s operating earnings. This transaction consisted of the acquisition from JP Morgan Chase & Co. of the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities and the stock of four related non-insurance companies.  Our acquisition capabilities have historically given us a unique competitive advantage.  Policies acquired through the Acquisitions segment are typically “closed” blocks of business, so unless new acquisitions are made, earnings are expected to decline as a result of lapses, deaths, and other terminations in the closed blocks.

•
Operating earnings from the Annuities segment declined $1.6 million, or 6.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to unfavorable mortality results and a tightening of spreads in the immediate annuity line.  Offsetting these unfavorable results were increases in operating income in the market value adjusted annuity line and the single premium deferred annuity line.  The increase in the market value adjusted annuity line was due to favorable DAC unlocking, slightly offset by a decline in spread.  The single premium deferred annuity line of business was added in the third quarter of 2006 and only had two quarters of results in the prior year compared to a full year in 2007.  Operating income was also favorably impacted in 2007 compared to the prior year by increasing account values.  Additionally, during 2007, the segment experienced unfavorable fair value changes (net of DAC amortization) in the equity indexed annuity and variable annuity product lines of $3.3 million.

•
Operating earnings from the Stable Value Products segment increased $3.2 million, or 6.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to an increased operating spread, which was partially offset by a decline in average account values.  The segment continually reviews its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain or increase interest spread.  We expect operating earnings for this segment to stabilize as we continue to access the institutional funding agreement-backed note market while focusing on maintaining higher yielding investments and reducing liability costs.

•
Operating earnings from the Asset Protection segment increased $31.7 million, or 323.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. 2006 results included bad debt charges of $27.1 million in the discontinued Lender’s Indemnity product line. The service contract line and credit insurance line increased $7.5 million and $4.0 million, respectively, which were partially offset by a decrease in the other product lines. Improved loss ratios, higher volumes, and proactive expense management resulted in increased earnings from the segment’s service contract lines.  Price increases implemented over the last several years and improvements in the underwriting process continue to improve results by reducing loss ratios.  Lower volume and higher loss ratios caused earnings to decline in the other products line.

•
Operating earnings from the Corporate and Other segment declined $15.2 million, or 129.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due primarily to the mark-to-market on a $422 million portfolio of securities designated for trading. This trading portfolio negatively impacted full year 2007 by $10.2 million.  In addition, the segment experienced lower investment income resulting from lower levels of unallocated capital and higher interest expense.  The overall performance of our investment portfolio continued to be strong, with no significant credit issues in either the securities or mortgage portfolio.

KNOWN TRENDS AND UNCERTAINTIES

    The factors which could affect our future results include, but are not limited to, general economic conditions and the following known trends and uncertainties:

    General
•	exposure to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect our operations;
•
computer viruses or network security breaches could affect our data processing systems or those of our business partners and could damage our business and adversely affect our financial condition and results of operations;

•	actual experience may differ from management's assumptions and estimates and negatively affect our results;
•	we may not realize our anticipated financial results from our acquisitions strategy;
•	we may not be able to achieve the expected results from our recent acquisitions;
•	we are dependent on the performance of others;
•	our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses;

    Financial environment
•	interest rate fluctuations could negatively affect our spread income or otherwise impact our business;
•	our investments are subject to market and credit risks;
•	equity market volatility could negatively impact our business;
•	credit market volatility or the inability to access financing solutions could adversely impact our financial condition or results from operations;
•	our ability to grow depends in large part upon the continued availability of capital;
•	we could be forced to sell investments at a loss to cover policyholder withdrawals;

    Industry
•	insurance companies are highly regulated and subject to numerous legal restrictions and regulations;
•	changes to tax law or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;
•	financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments;
•	publicly held companies in general and the financial services industry in particular are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny;
•	new accounting rules or changes to existing accounting rules could negatively impact us;
•	reinsurance introduces variability in our statements of income;
•	our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us;
•	fluctuating policy claims from period to period resulting in earnings volatility;

    Competition
•	operating in a mature, highly competitive industry could limit our ability to gain or maintain our position in the industry and negatively affect profitability;
•	our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business; and
•	a ratings downgrade could adversely affect our ability to compete.

CRITICAL ACCOUNTING POLICIES

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates.  Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements.  A discussion of the various critical accounting policies is presented below.

   Valuation of investment securities - Determining whether a decline in the current fair value of invested assets is an other than temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets.  For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows or rates of prepayments.  Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers.  Management considers a number of factors when determining the impairment status of individual securities.  These include the economic condition of various industry segments and geographic locations and other areas of identified risks.  Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to its investment portfolio.  Special attention is given to correlative risks within specific industries, related parties, and business markets. We generally consider a number of factors in determining whether the impairment is other than temporary.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered. Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 4, Investment Operations, to the Consolidated Financial Statements.  As of December 31, 2007, we held $19.5 billion of available-for-sale investments, including $9.8 billion in investments with a gross unrealized loss of $391.8 million.

Derivatives - We utilize derivative transactions primarily in order to reduce our exposure to interest rate risk, inflation risk, equity market risk, and currency exchange risk.  We have also entered into certain credit default swaps to enhance the return on our investment portfolio. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We employ a variety of methods for determining the fair value of our derivative instruments.  The fair values of swaps, interest rate swaptions, and options are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions.  These models include estimated volatility and interest rates in the determination of fair value where quoted market values are not available.  The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income.  In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations.  As of December 31, 2007, the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $27.3 million and $79.5 million, respectively.

   Reinsurance - For each of our reinsurance contracts, we must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We must review all contractual features, particularly those that may limit the amount of insurance risk to which we are subject or features that delay the timely reimbursement of claims. If we determine that the possibility of a significant loss from insurance risk will occur only under remote circumstances, we record the contract under a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on our consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, on our consolidated statements of income.

        The balance of the reinsurance is due from a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract, could have a material adverse effect on our results of operations and financial condition.  As of December 31, 2007 our third-party reinsurance receivables amounted to $5.1 billion.  These amounts include ceded reserve balances and ceded benefit payments.

   Deferred acquisition costs and Value of business acquired - We incur significant costs in connection with acquiring new insurance business.  These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred.  The recovery of such costs is dependent on the future profitability of the related policies.  The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation.  These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract.  Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts.  As of December 31, 2007, we had DAC/VOBA of $3.4 billion.

  We had a DAC/VOBA asset of approximately $191.6 million related to our variable annuity product line with an account balance of $4.3 billion as of December 31, 2007.  These amounts include $57.7 million and $1.4 billion, respectively, of DAC/VOBA asset and account balances associated with the variable annuity business of the Chase insurance Group which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”), under a modified coinsurance agreement.  We monitor the rate of amortization of DAC/VOBA associated with our variable annuity product line.  Our monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate.  The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with a reversion to the mean with no cap, reversion to the mean period of 6 years, and an amortization period of 25 years.  A recovery in equity markets, or the use of methodologies and assumptions that anticipate a recovery, results in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.  We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization.  The periodic review and updating of assumptions is referred to as “unlocking”.

       Goodwill - Accounting for goodwill requires an estimate of the future profitability of the associated lines of business.  Goodwill is tested for impairment at least annually.  We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  At December 31, 2007 and 2006, we evaluated our goodwill and determined that the fair value had not decreased below the carrying value and no adjustment to impair goodwill was necessary in accordance with FASB SFAS No. 142, Goodwill and Other Intangible Assets.  As of December 31, 2007, we had goodwill of $117.4 million.

       Insurance liabilities and reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions.  Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.  Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims.  Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain.  We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.  In addition, effective January 1, 2007, we adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, related to our equity indexed annuity product. SFAS 155 requires that we fair value the liability related to this block of business at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations.  As of December 31, 2007, we had total policy liabilities and accruals of $17.4 billion.

Guaranteed minimum death benefits - We also establish liabilities for guaranteed minimum death benefits (“GMDB”) on our variable annuity products.  The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets.  We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Future declines in the equity market would increase our GMDB liability.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.  Our GMDB as of December 31, 2007, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003.  As of December 31, 2007, our net GMDB liability held was $0.6 million.

Guaranteed minimum withdrawal benefits - We also establish liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on our variable annuity products.  The GMWB is valued in accordance with SFAS 133 which requires the liability to be marked-to-market using current implied volatilities for the equity indices.  The methods used to estimate the liabilities employ assumptions, primarily about mortality and lapses, equity market and interest returns and market volatility.  We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.

Pension Benefits - Determining our obligations to employees under our defined benefit pension plan requires the use of estimates.  The calculation of the liability related to our defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of its employees and the expected long-term rate of return on the plan’s assets.  See Note 12, Shareowners’ Equity and Stock-Based Compensation, to the Consolidated Financial Statements for further information on this plan.

Stock-Based Payments - Accounting for other stock-based compensation plans may require the use of option pricing models to estimate our obligations.  Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, expected dividend rates, as well as expected exercise dates.  See Note 12, Shareowners’ Equity and Stock-Based Compensation, to the Consolidated Financial Statements for further information on this plan.

Deferred taxes and uncertain tax positions - Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes.  Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized.  Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the taxpaying component level within each tax jurisdiction, consistent with our filed tax returns.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  In determining the need for a valuation allowance we consider carryback capacity, reversal of existing temporary differences, future taxable income, and tax planning strategies.  The determination of the allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance.  FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return and provides guidance on disclosure.  Additionally, this interpretation requires, in order for us to recognize a benefit in our financial statements from a given tax return position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that tax position.  In making this analysis, we must assume that the taxing authority is fully informed of all of the facts regarding this issue.  Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions.  As of December 31, 2007, we had a gross deferred tax liability of $49.6 million.

Contingent liabilities - The assessment of potential obligations for tax, regulatory, and litigation matters inherently involves a variety of estimates of potential future outcomes.  We make such estimates after consultation with our advisors and a review of available facts.  However, there can be no assurance that future outcomes will not differ from management’s assessments.

    RESULTS OF OPERATIONS

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Segment Operating Income
Life Marketing	$189,186	$174,189	$163,661	8.6%	6.4%
Acquisitions	129,247	104,534	80,611	23.6	29.7
Annuities	23,051	24,645	31,933	(6.5)	(22.8)
Stable Value Products	50,231	47,073	54,798	6.7	(14.1)
Asset Protection	41,559	9,811	24,901	323.6	(60.6)
Corporate and Other	(3,417)	11,776	47,229	(129.0)	(75.1)
Total segment operating income	429,857	372,028	403,133	15.5	(7.7)
Realized investment gain (losses) - investments(1)	(1,485)	81,386	15,803
Realized investment gain (losses) - derivatives(2)	7,716	(21,506)	(41,923)
Income tax expense	(146,522)	(150,347)	(130,446)
Net income	$289,566	$281,561	$246,567	2.8	14.2

(1)Realized investment gains (losses) - investments	8,602	104,084	49,393
Less: participating income from real estate ventures	6,857	13,494	8,684
Less: related amortization of DAC	3,230	9,204	24,906
	$(1,485)	$81,386	$15,803

(2)Realized investment gains (losses) - derivatives	$8,469	$(21,516)	$(30,881)
Less: settlements on certain interest rate swaps	821	2,737	11,393
Less: derivative losses related to certain annuities	(68)	(2,747)	(351)
	$7,716	$(21,506)	$(41,923)

2007 compared to 2006

    Net income for the year ended December 31, 2007 reflects a $57.8 million, or 15.5%, increase in segment operating income compared to the year ended December 31, 2006. The increase was primarily related to a $31.7 million increase in operating earnings in the Asset Protection segment resulting from a $27.1 million bad debt charge that occurred during 2006, a $24.7 million increase in the Acquisitions segment resulting primarily from the prior year acquisition of the Chase Insurance Group, and a $15.0 million increase in the Life Marketing segment resulting primarily from a $15.7 million gain before taxes on the sale of the direct marketing subsidiary.  These favorable items were partially offset by a decline in operating earnings for the Corporate & Other segment of $15.2 million resulting primarily from the mark-to-market on a $422 million portfolio of securities designated for trading. This trading portfolio negatively impacted full year 2007 by $10.2 million.  Net realized investment gains were $6.2 million for the year ended December 31, 2007 compared to $59.9 million for the year ended December 31, 2006, a decrease of $53.6 million, or 89.6%.  Following the acquisition of the Chase Insurance Group, the investment portfolio associated with that acquisition was rebalanced to conform to our overall investment and asset/liability matching strategies, resulting in an increase in realized investment gains for the year ended December 31, 2006 compared to the year ended December 31, 2007.

•
Life Marketing segment operating income was $189.2 million for the year ended December 31, 2007, representing an increase of $15.0 million, or 8.6%, over the year ended December 31, 2006.  The increase was primarily due to a gain recognized during the first quarter of 2007 on the sale of the segment’s direct marketing subsidiary combined with favorable mortality results , which was offset by $14 million of favorable unlocking that occurred in the second quarter of 2006.

•
Acquisitions segment operating income was $129.2 million and increased $24.7 million, or 23.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was due primarily to the acquisition of the Chase Insurance Group completed in the third quarter of 2006.  This acquisition contributed $58.6 million to the Acquisition segment’s operating income for the year ended December 31, 2007 compared to $29.0 million for the year ended December 31, 2006.

•
Annuities segment operating income was $23.1 million for the year ended December 31, 2007, representing a decrease of $1.6 million, or 6.5%, compared to the year ended December 31, 2006.  This decline was primarily the result of unfavorable mortality results and a tightening of spreads in the immediate annuity line.  Offsetting the unfavorable results were increases in operating income in the market value adjusted annuity line and the single premium deferred annuity line.  The increase in the market value adjusted annuity line was due to favorable DAC unlocking, slightly offset by a decline in spread.  The single premium deferred annuity line of business was added in the third quarter of 2006 and only had two quarters of results in the prior year compared to a full year in 2007.  Operating income was also favorably impacted in 2007 compared to the prior year by increasing account values.  Additionally, during 2007, the segment experienced unfavorable fair value changes (net of DAC amortization) in the equity indexed annuity and variable annuity product lines of $3.3 million.

•
Stable Value Products segment operating income was $50.2 million and increased $3.2 million, or 6.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was the result of an increase in operating spreads, partially offset by a decline in average account values.

•
Asset Protection segment operating income was $41.6 million, representing an increase of $31.7 million, or 323.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was primarily the result of bad debt charges of $27.1 million in 2006.  These charges related to the Lenders Indemnity product line we are no longer marketing.  Favorable results from the service contract line are also contributing to the increase in operating earnings and are partially offset by unfavorable results from other product lines.

•
Corporate and Other segment operating income declined $15.2 million, or 129.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due primarily to the mark-to-market on a $422 million portfolio of securities designated for trading. This trading portfolio negatively impacted full year 2007 by $10.2 million.  In addition, the segment experienced lower investment income resulting from lower levels of unallocated capital and higher interest expense.  The overall performance of our investment portfolio continued to be strong, with no significant credit issues in either the securities or mortgage portfolio.

2006 compared to 2005

    Net income for the year ended December 31, 2006 reflects net realized investment gains (compared to net losses in 2005), partially offset by lower overall segment operating income.  Net realized investment gains were $59.9 million for the year ended December 31, 2006 compared to net realized investment losses of $26.1 million for the year ended December 31, 2005, a favorable change of $86.0 million.  Following the acquisition of the Chase Insurance Group, the investment portfolio associated with that acquisition was rebalanced to conform to our overall investment and asset/liability matching strategies, resulting in an increase in realized investment gains for the year ended December 31, 2006 compared to the year ended December 31, 2005.

•	Life Marketing’s operating income increased due to growth in business in-force and favorable DAC unlocking.
•
Earnings in the Acquisitions segment increased 30% for the year ended December 31, 2006 compared to the prior year, as a result of the Chase Insurance Group acquisition which was completed effective July 3, 2006, and which contributed $29.0 million to the segment’s operating income for the year ended December 31, 2006.  The increase resulting from this acquisition was partially offset by the normal runoff of the segment’s previously acquired closed blocks of business.

•
Earnings in the Annuities segment were down for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to favorable DAC unlocking in 2005 that increased prior year earnings by $16.2 million.  Excluding the DAC unlocking, Annuities segment earnings increased 57.8% for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to increasing account values, higher interest spreads, and improvement in the equity markets.

•	Spread compression caused by higher short term interest rates combined with slightly lower average account values resulted in a decline in earnings in the Stable Value Products segment.
•
The Asset Protection segment’s continued focus on pricing and underwriting initiatives continue to yield steady reductions in loss ratios in all core product lines.  Excluding the $27.1 million impact of bad debt charges in the Lender’s Indemnity product the segment is no longer marketing, operating income for the Asset Protection Segment increased 48.2% for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to these improved loss ratios and continued expense management.

•
Lower investment income resulting from a decrease in unallocated capital, lower participating income and prepayment fees from mortgages and real estate, and higher interest expense caused the decline in operating income for the Corporate and Other segment for the year ended December 31, 2006 compared to the year ended December 31, 2005.

RESULTS BY BUSINESS SEGMENT

In the following segment discussions, various statistics and other key data we use to evaluate our segments are presented.  Sales statistics are used to measure the relative progress in our marketing efforts, but may or may not have an immediate impact on reported segment operating income.  Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized planned (target) premiums plus 6% of amounts received in excess of target premiums.  Sales of annuities are measured based on the amount of deposits received.  Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received.  Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

Sales and life insurance in-force amounts are derived from our various sales tracking and administrative systems, and are not derived from our financial reporting systems or financial statements.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,453,027	$1,327,865	$1,190,623	9.4%	11.5%
Reinsurance ceded	(913,250)	(906,590)	(902,055)	0.7	0.5
Net premiums and policy fees	539,777	421,275	288,568	28.1	46.0
Net investment income	325,118	308,497	261,859	5.4	17.8
Other income	138,356	137,891	111,202	0.3	24.0
Total operating revenues	1,003,251	867,663	661,629	15.6	31.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	635,063	535,940	392,448	18.5	36.6
Amortization of deferred policy acquisition costs	106,094	60,227	55,688	76.2	8.2
Other operating expenses	72,908	97,307	49,832	(25.1)	95.3
Total benefits and expenses	814,065	693,474	497,968	17.4	39.3
OPERATING INCOME	189,186	174,189	163,661	8.6	6.4
INCOME BEFORE INCOME TAX	$189,186	$174,189	$163,661	8.6	6.4

The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007		2006
	(Dollars In Thousands)
Sales By Product
Traditional	$145,317	$145,380	$123,882	(0.0	) %	17.4%
Universal life	75,763	75,715	165,368	0.1		(54.2)
Variable universal life	7,685	6,524	5,465	17.8		19.4
	$228,765	$227,619	$294,715	0.5		(22.8)
Sales By Distribution Channel
Brokerage general agents	$138,258	$133,995	$140,575	3.2		(4.7)
Independent agents	39,261	40,762	75,564	(3.7)		(46.1)
Stockbrokers/banks	36,356	35,748	65,967	1.7		(45.8)
BOLI / other	14,890	17,114	12,609	(13.0)		35.7
	$228,765	$227,619	$294,715	0.5		(22.8)
Average Life Insurance In-Force(1)
Traditional	$432,662,417	$380,212,243	$340,799,613	13.8		11.6
Universal Life	52,607,678	50,296,333	45,366,295	4.6		10.9
	$485,270,095	$430,508,576	$386,165,908	12.7		11.5
Average Account Values
Universal life	$5,001,487	$4,744,606	$4,110,434	5.4		15.4
Variable universal life	335,447	277,988	230,412	20.7		20.6
	$5,336,934	$5,022,594	$4,340,846	6.3		15.7

Traditional Life Mortality Experience(2)	$8,701	$(5,493)	$(1,166)
Universal Life Mortality Experience(2)	$3,453	$1,577	$1,704

(1) Amounts are not adjusted for reinsurance ceded.
(2) Represents the estimated pretax earnings impact resulting from mortality variances. Excludes results related to the
Chase Insurance Group which was acquired in the third quarter of 2006 and excludes results related to the BOLI product line.

Operating expenses detail

Certain reclassifications have been made in the previously reported amounts to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported total operating expenses.  Other operating expenses for the segment were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Insurance Companies
First year commissions	$262,054	$249,484	$339,899	5.0%	(26.6	) %
Renewal commissions	37,768	37,308	33,218	1.2	12.3
First year ceded allowances	(18,804)	(38,141)	(119,092)	(50.7)	(68.0)
Renewal ceding allowances	(233,304)	(221,092)	(187,002)	5.5	18.2
General & administrative	180,158	168,413	176,606	7.0	(4.6)
Taxes, licenses, and fees	32,928	27,798	30,559	18.5	(9.0)
Other operating expenses incurred	260,800	223,770	274,188	16.5	(18.4)
Less: commissions, allowances, and
expenses capitalized	(304,494)	(265,533)	(332,495)	14.7	(20.1)
Other operating expenses	(43,694)	(41,763)	(58,307)	4.6	(28.4)
Marketing Companies
Commissions	91,377	87,387	70,638	4.6	23.7
Other	25,225	51,683	37,501	(51.2)	37.8
Other operating expenses	116,602	139,070	108,139	(16.2)	28.6
Other operating expenses	$72,908	$97,307	$49,832	(25.1)	95.3

2007 compared to 2006

    Segment operating income

   Operating income increased $15.0 million, or 8.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily the result of a gain recognized during the first quarter of 2007 on the sale of the segment’s direct marketing subsidiary combined with favorable mortality results, offsetting favorable unlocking in 2006 and reduced investment income allocations associated with the universal life securitization transaction in 2007.

    Operating revenues

    Excluding the $15.7 million gain on the sale of a subsidiary which is included in other income, total revenues for the year ended December 31, 2007 increased $119.9 million, or 13.8%, compared to the year ended December 31, 2006.  This increase was the result of growth of life insurance in-force and an increase in the traditional block which continues to grow leading to higher net premiums and policy fees.

    Net premiums and policy fees

    Net premiums and policy fees grew by $118.5 million, or 28.1%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, due in part to the growth in both traditional and universal life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain traditional life products.  Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later.)  In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results.  Our maximum retention level for newly issued universal life products is generally $1,000,000.  During 2008, we have increased our retention limit to $2,000,000 on certain of our traditional life products.

     Net investment income

    Net investment income in the segment increased $16.6 million, or 5.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase reflects the growth of the segment assets caused by growth related to traditional and universal life products.

    Other income

    Other income increased $0.5 million, or 0.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The slight increase relates primarily to a $15.7 million gain recognized on the sale of the segment’s direct marketing subsidiary which was offset by the loss of revenue from the sale of the subsidiary and a marketing company associated with the segment.

    Benefits and settlement expenses

    Benefits and settlement expenses were $99.1 million, or 18.5%, higher for the year ended December 31, 2007 than for the year ended December 31, 2006, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values. The estimated mortality impact on earnings for 2007 related to traditional and universal life products was a favorable $12.2 million, which was approximately $16.1 million more favorable than estimated mortality impact on earnings for 2006.

    Amortization of DAC

    The increase in DAC amortization compared to the prior year was primarily due to growth in the block of business and the related impact of a reduced reliance on reinsurance. In addition, during the second quarter of 2006, an evaluation of DAC, including a review of the underlying assumptions of future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads was performed on our West Coast Life UL product.  As a result of this review, assumptions were updated based on actual experience and/or expectations for the future.  This change in assumptions, and resulting adjustment to DAC, referred to as “unlocking”, resulted in a favorable adjustment of approximately $12.6 million, contributing to the increase in 2007 compared to 2006.

   Other operating expenses

   Other operating expenses decreased for the year ended December 31, 2007 compared to the year ended December 31, 2006.  This decrease related to the impact of the de-emphasis of one and sales of two other marketing subsidiaries during 2007.  The impact of these events contributed approximately $23 million to the decrease in 2007 compared to the prior year.

    Sales

    Sales for the segment increased $1.1 million, or 0.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to an increase of $1.2 million in variable universal life sales.  This increase in variable universal life sales was primarily related to continued growth in VUL sales through the institutional channel. Strong competition in traditional and universal life products caused sales growth to be flat in 2007.

2006 compared to 2005

    Segment operating income

    Operating income increased 6.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to growth in business in-force as a result of strong sales in prior periods and favorable DAC unlocking of approximately $14.1 million (see additional discussion of this item below.)  The favorable DAC unlocking was partially offset by less favorable mortality of $3.4 million.

    Operating revenues
   The 31.1% increase in total revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005, was the result of growth of life insurance in-force and average account values, and was partially offset by higher overall benefits and expenses (39.3% higher in 2006 compared to the prior year.)  Additionally, during 2005, we entered into a securitization structure which results in earnings emerging more slowly relative to our previous reinsurance structure.

    Net premiums and policy fees

    Net premiums and policy fees grew by 46.0% for the year ended December 31, 2006 compared to the year ended December 31, 2005, due in part to the growth in life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain newly written traditional life products.
    Net investment income

   Net investment income in the segment increased 17.8% for the year ended December 31, 2006 compared to the year ended December 31, 2005, reflecting the growth of the segment’s assets caused by the increase in life reserves, while other income increased 24.0% for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to additional income from the segment’s broker-dealer subsidiary and higher fees generated by a direct marketing subsidiary.  The increase in income from the broker-dealer subsidiary was the result of increased fees related to variable annuity managed accounts and higher investment advisory fees.  This increase in income was primarily offset by an increase in commission expenses and other operating expenses.

    Benefits and settlement expenses

    Benefits and settlement expenses were 36.6% higher for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values.  Less favorable mortality experience contributed to the increase in 2006 compared to 2005.  The estimated mortality impact on earnings for 2006 was a favorable $1.4 million, which is $3.2 million less favorable than estimated mortality impact on earnings for 2005.

    Amortization of DAC

   Amortization of DAC was 8.2% higher for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to the growth in life insurance in-force, partially offset by DAC unlocking.  We regularly perform an evaluation of DAC, including a review of the underlying assumptions of future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads.  We adjusted DAC on our West Coast Life UL product during the second quarter of 2006, and for our other UL products during the third quarter of 2006.  As a result of these reviews, assumptions were updated based on actual experience and/or expectations for the future.  These changes in assumptions, and resulting adjustments to DAC, referred to as “unlocking,” resulted in favorable adjustments of approximately $12.6 million during 2006 and unfavorable adjustments of approximately $1.5 million during 2005.

    Other operating expenses

   Other operating expenses for the insurance companies increased for the year ended December 31, 2006 compared to the year ended December 31, 2005, as a result of higher incurred non-deferrable expenses.  Amounts capitalized as DAC generally include first year commissions, reinsurance allowances, and other deferrable acquisition expenses.  The changes in these amounts generally reflect the trends in sales.  Additionally, the first quarter of 2006 included a $2.1 million true-up of field compensation expenses related to sales in prior periods that increased expense.

    Other operating expenses for the segment’s marketing companies increased 28.6% for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of higher commissions and other expenses in the segment’s broker-dealer subsidiary associated with the higher revenue.  The broker-dealer subsidiary also incurred additional expenses in 2006 related to new business initiatives.

    Sales

   Sales for the segment declined 22.8% for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to sharp declines in UL sales.  Traditional life sales increased 17.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Traditional life sales were negatively impacted during the first half of 2005 as a result of pricing adjustments on certain traditional life products in response to the rising cost of reinsurance.  We were able to improve our competitive position with respect to these products in the third quarter of 2005 by reducing our reliance on reinsurance for certain newly written traditional life products.  As a result, traditional life sales improved during the second half of 2005, and this upward trend in traditional life sales continued into 2006.  The 54.2% decline in UL sales for the year ended December 31, 2006 compared to the year ended December 31, 2005 was the expected result of pricing adjustments on certain UL products in response to the higher reserve levels required under Actuarial Guideline 38 (“AG38”).  See additional discussion of AG38 and its impact on certain UL products in the “Recent Developments” section herein.  Sales of BOLI business improved for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Reinsurance

   Currently, the Life Marketing segment reinsures significant amounts of its life insurance in-force.  Pursuant to the underlying reinsurance contracts, reinsurers pay allowances to the segment as a percentage of both first year and renewal premiums.  Reinsurance allowances represent the amount the reinsurer is willing to pay for reimbursement of acquisition costs incurred by the direct writer of the business.  A more detailed discussion of the accounting for reinsurance allowances can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our  Consolidated Financial Statements.

   The following table summarizes reinsurance allowances paid for each period presented, including the portion deferred as a part of DAC and the portion recognized immediately as a reduction of other operating expenses.  As the non-deferred portion of reinsurance allowances reduces operating expenses in the period received, these amounts represent a net increase to operating income during that period.  The amounts capitalized and earned during 2007, 2006, and 2005, are quantified below:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Allowances received	$252,108	$259,233	$306,094	(2.7)%	(15.3)%
Less: amount deferred	(113,378)	(126,458)	(168,477)	(10.3)	(24.9)
Allowances recognized (reduction in other
operating expenses)	$138,730	$132,775	$137,617	4.5	(3.5)

    Non-deferred reinsurance allowances of $138.7 million, $132.8 million, and $137.6 million were recognized in 2007, 2006, and 2005, respectively, resulting in reductions in operating expenses by these amounts in the same periods.  Non-deferred reinsurance allowances increased 4.5% in 2007 and decreased 3.5% in 2006, compared to the prior years.  The increase in 2007 was primarily due to growth in the universal life block and resulting increase in earned allowances. The decrease in 2006 was caused by lower allowances associated with recent reinsurance treaties.  In general, allowances negotiated with reinsurers have been declining over time as a result of the consolidating reinsurance market.

   Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized.  However, they do affect the amounts recognized as DAC amortization.  DAC on SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments products is amortized based on the estimated gross profits of the policies in force.  Reinsurance allowances are considered in the determination of estimated gross profits, and therefore impact SFAS No. 97 DAC amortization.  Deferred reinsurance allowances on SFAS No. 60, Accounting and Reporting by Insurance Enterprises policies are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in force.  Thus, deferred reinsurance allowances on SFAS No. 60 policies impact SFAS No. 60 DAC amortization.

Ceded premiums and allowances

    The amounts of ceded premium paid and allowances reimbursed by the reinsurer are reflected in the table below:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Ceded premiums	$913,250	$906,590	$902,055	0.7%	0.5%
Allowances received	252,108	259,233	306,094	(2.7)	(15.3)
Net ceded premium	$661,142	$647,357	$595,961	2.1	8.6

   The net ceded premium increased 2.1% in 2007 compared to the prior year, primarily due to growth in the universal life block offsetting decreases in term resulting from small amounts of reinsurance on new business. The move during 2005 to reduce our reliance on reinsurance by entering into a securitization structure to fund certain statutory reserves will ultimately result in a reduction in both ceded premiums and reinsurance allowances received.  As reinsurance allowances tend to be highest in the first year of a policy and subsequently decline, for a period of time, the decrease in allowances received will outpace the decrease in ceded premiums, resulting in an increase in net ceded premiums.

   The Life Marketing segment’s reinsurance programs do not materially impact the other income line of our income statement.

Impact of reinsurance

    Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)

REVENUES
Reinsurance ceded	$(913,249)	$(906,590)	$(902,055)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(985,829)	(958,093)	(912,766)
Amortization of deferred policy acquisition costs	(61,050)	(49,914)	(61,231)

   The table above does not reflect the impact of reinsurance on our net investment income.  By ceding business to the assuming companies, we forgo investment income on the reserves ceded.  Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on the business we cede.  The net investment income impact to us and the assuming companies has not been quantified.

    Premiums and policy fees ceded had been rising over a number of years with increases in our in force blocks of traditional (primarily term life) and universal life business. Beginning in mid-2005, we changed our reinsurance approach in its traditional life products lines. Instead of ceding 90% of premiums on new business issued before that date, we began purchasing yearly renewable term on risks in excess of $1 million. This had the effect of dramatically reducing reinsurance on new policies issued and led to relatively flat ceded premiums in 2006 compared to 2005 and in 2007 compared to 2006.

   Benefits and settlement expenses ceded increased largely due to growth in the claims on our in force universal life business. Ceded amortization of deferred policy acquisition costs increased due to changes in unlocking in the universal life line of business in 2007. Amortization decreased in 2006 primarily due to a decrease in reliance on reinsurance on traditional business issued after June 30, 2005 and unlocking in the universal life lines. Other operating expenses ceded increased in 2007 due to growth in the universal life block of business. The decrease in 2006 was caused by lower allowances associated with recent reinsurance treaties.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$810,696	$514,571	$261,003	57.5%	97.2%
Reinsurance ceded	(510,540)	(256,311)	(74,199)	99.2	245.4
Net premiums and policy fees	300,156	258,260	186,804	16.2	38.3
Net investment income	578,965	413,636	223,201	40.0	85.3
Other income	9,462	6,038	1,605	56.7	276.2
Total operating revenues	888,583	677,934	411,610	31.1	64.7
Realized gains (losses) - investments	(2,772)	73,881	-
Realized gains (losses) - derivatives	6,622	(45,165)	-
Total revenues	892,433	706,650	411,610
BENEFITS AND EXPENSES
Benefits and settlement expenses	633,971	494,533	273,626	28.2	80.7
Amortization of deferred policy acquisition costs
value of business acquired	77,158	52,038	27,072	48.3	92.2
Other operating expenses	48,207	26,829	30,301	79.7	(11.5)
Other benefits and expenses	759,336	573,400	330,999	32.4	73.2
Amortization of DAC/VOBA related to realized
gains (losses) - investments	2,081	6,776	-
Total benefits and expenses	761,417	580,176	330,999

INCOME BEFORE INCOME TAX	131,016	126,474	80,611	3.6	56.9
Less: realized gains (losses)	3,850	28,716	-
Less: related amortization of DAC	(2,081)	(6,776)	-
OPERATING INCOME	$129,247	$104,534	$80,611	23.6	29.7

The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$226,590,927	$235,299,391	$10,786,754	(3.7)%	2,081.4%
Universal life	32,026,221	33,241,672	17,178,862	(3.7)	93.5
	$258,617,148	$268,541,063	$27,965,616	(3.7)	860.3
Average Account Values
Universal life	$3,030,836	$3,098,263	$1,706,082	(2.2)	81.6
Fixed annuity(2)	5,186,782	5,419,865	213,530	(4.3)	2,438.2
Variable annuity	195,867	193,616	76,033	1.2	154.6
	$8,413,485	$8,711,744	$1,995,645	(3.4)	336.5
Interest Spread - UL and Fixed Annuities
Net investment income yield	6.08%	6.34%	7.00%
Interest credited to policyholders	4.11	4.11	5.15
Interest spread	1.97%	2.23%	1.85%

Mortality Experience(3)	$2,936	$3,127	$1,522

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of reinsurance ceded.
(3) Represents the estimated pretax earnings impact resulting from mortality variance to pricing. Excludes results related to the
Chase Insurance Group which was acquired in the third quarter of 2006.

2007 compared to 2006

   Segment operating income

   Operating income increased $24.7 million, or 23.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily the result of the Chase Insurance Group acquisition, which contributed $58.6 million for the year ended December 31, 2007, compared to $29.0 million in 2006.

   Revenues

   Net premiums and policy fees increased $41.9 million, or 16.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, as a result of the Chase Insurance Group acquisition, which contributed $122.4 million to net premiums and policy fees in 2007, compared to $76.2 million in 2006.  Investment income increased $165.3 million, or 40.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, as a result of the Chase Insurance group acquisition, which contributed $371.2 million of investment income in 2007 compared to $198.3 million for 2006.

   Offsetting the impact of the Chase Insurance Group acquisition was the normal, expected runoff of the remaining acquired closed blocks.

   Benefits and expenses

   Benefits and settlement expenses increased $139.4 million, or 28.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase related to the Chase Insurance Group acquisition which contributed $373.8 million to benefits and settlement expenses during 2007, compared to $228.5 million in the prior year.  The Chase Insurance Group acquisition resulted in $21.8 million of additional DAC/VOBA amortization for the year ended December 31, 2007, driving the increase in this line item.  Other operating expense increased $21.4 million, or 79.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, and related to the Chase Insurance Group acquisition, which contributed $21.0 million of additional expenses in 2007.  The segment continues to review credited rates on UL and annuity business for all blocks of business to minimize the impact of lower earned rates on interest spreads.

   Offsetting the impact of the Chase Insurance Group acquisition was the normal, expected runoff of the remaining acquisition closed blocks.

2006 compared to 2005

   Segment operating income

We completed the acquisition of the Chase Insurance Group during the third quarter of 2006.  This acquisition drove the increases in revenues, expenses, and earnings of the segment for 2006, as compared to the prior year.  This acquisition also drove the large increases in the segment’s life insurance in-force and UL and annuity account values compared to the prior years.

   Revenues

   Net premiums and policy fees increased 38.3% for the year ended December 31, 2006 compared to the year ended December 31, 2005, as a result of the Chase Insurance Group acquisition which contributed $76.2 million to the segment’s net premiums and policy fees during 2006.  Net investment income increased significantly for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to the increase in liabilities resulting from the current year acquisition.  The interest spread increased 38 basis points during 2006 as a result of the higher spreads associated with the Chase Insurance Group block of business acquired in the current year.

   Benefits and expenses

   Benefits and settlement expenses for the year ended December 31, 2006 were 80.7% higher than for the year ended December 31, 2005 primarily due to the current period acquisition, which contributed $228.7 million to expenses in 2006.  The Chase Insurance Group acquisition resulted in an additional $32.3 million of VOBA amortization for 2006, driving the annual increase of 92.2%.  Other operating expenses decreased 11.5% for the year ended December 31, 2006 compared to December 31, 2005, as a result of the runoff of the closed blocks of business and seasonality within the Chase Insurance Group block of business, partially offset by conversion costs incurred related to the 2006 acquisition.

Reinsurance

   The Acquisitions segment currently reinsurers portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Consolidated Financial Statements.

Impact of reinsurance

   Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
REVENUES
Premiums and Policy Fees	$(510,540)	$(256,311)	$(74,199)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(424,913)	(123,080)	(88,711)
Amortization of deferred policy acquisition costs	(20,119)	(3,486)	(92)
Other operating expenses	(108,735)	(54,096)	(3,379)

   The segment’s reinsurance programs do not materially impact the other income line of the income statement. In addition, net investment income generally has no direct impact on reinsurance cost. However, it should be noted that by ceding business to the assuming companies, we forgo investment income on the reserves ceded to the assuming companies. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business assumed from the Company. For business ceded under modified coinsurance arrangements, the amount of investment income attributable to the assuming company is included as part of the overall change in policy reserves and, as such, is reflected in benefit and settlement expenses. The net investment income impact to the Company and the assuming companies has not been quantified as it is not fully reflected in our consolidated financial statements.

   The significant increase in all income statement items in 2006 was driven by our acquisition of the Chase Insurance Group on July 3, 2006. A significant portion of the reinsurance of the Chase Insurance Group business involves modified coinsurance arrangements. Under these arrangements, the net investment income attributable to the assuming company is reflected as a reduction of ceded benefit and settlement expenses.

Annuities

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$34,163	$32,074	$31,810	6.5%	0.8%
Reinsurance ceded	-	-	-	0.0	0.0
Net premiums and policy fees	34,163	32,074	31,810	6.5	0.8
Net investment income	267,308	225,160	218,700	18.7	3.0
Realized gains (losses) - derivatives	(68)	(2,747)	(351)	(97.5)	682.6
Other income	11,285	10,436	7,772	8.1	34.3
Operating revenues	312,688	264,923	257,931	18.0	2.7
Realized gains (losses) - investments	2,008	4,697	30,980
Total revenues	314,696	269,620	288,911
BENEFITS AND EXPENSES
Benefits and settlement expenses	240,210	191,238	187,791	25.6	1.8
Amortization of deferred policy acquisition costs
and value of businesses acquired	26,536	25,444	12,606	4.3	101.8
Other operating expenses	22,891	23,596	25,601	(3.0)	(7.8)
Operating benefits and expenses	289,637	240,278	225,998	20.5	6.3
Amortization of DAC/VOBA related to realized
gains (losses) - investments	1,149	2,428	24,906
Total benefits and expenses	290,786	242,706	250,904

INCOME BEFORE INCOME TAX	23,910	26,914	38,007	(11.2)	(29.2)
Less: realized gains (losses) - investments	2,008	4,697	30,980
Less: related amortization of DAC	(1,149)	(2,428)	(24,906)
OPERATING INCOME	$23,051	$24,645	$31,933	(6.5)	(22.8)

The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Sales
Fixed annuity	$1,193,942	$878,178	$275,038	36.0%	219.3%
Variable annuity	472,482	322,762	312,211	46.4	3.4
	$1,666,424	$1,200,940	$587,249	38.8	104.5
Average Account Values
Fixed annuity(1)	$4,410,821	$3,608,819	$3,448,977	22.2	4.6
Variable annuity	2,677,749	2,399,832	2,221,881	11.6	8.0
	$7,088,570	$6,008,651	$5,670,858	18.0	6.0
Interest Spread - UL and Fixed Annuities(2)
Net investment income yield	5.98%	6.17%	6.26%
Interest credited to policyholders	5.34	5.32	5.45
Interest spread	0.64%	0.85%	0.81%

	As of December 31,			Change
	2007	2006	2005	2006	2005
GMDB - Net amount at risk(3)	$112,389	$93,888	$142,244	19.7%	(34.0)%
GMDB - Reserves	291	1,784	2,055	(83.7)	(13.2)
GMWB - Embedded Derivative Amount	540	-	-
S&P 500® Index	1,468	1,418	1,248	3.5	13.6

(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefit in excess of contract holder account balance.

2007 compared to 2006

Segment operating income

   Operating income declined $1.6 million, or 6.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to unfavorable mortality results and a tightening of spreads in the immediate annuity line.  Offsetting these unfavorable results were increases in operating income in the market value adjusted annuity line and the single premium deferred annuity line.  The increase in the market value adjusted annuity line was due to favorable DAC unlocking, slightly offset by a decline in spread.  The single premium deferred annuity line of business was added in the third quarter of 2006 and only had two quarters of results in the prior year compared to a full year in 2007.  Operating income was also favorably impacted in 2007 compared to the prior year by increasing account values.

Operating revenues

   Segment operating revenues increased $47.8 million, or 18.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to an increase in net investment income.  Average account balances grew 18.0% in 2007, resulting in higher investment income.  The additional income resulting from the larger account balances was partially reduced in 2007 by a 21 basis point decline in interest spreads.  The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain or improve its interest spread.

Benefits and expenses

   Operating benefits and expenses increased $49.4 million, or 20.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  This increase was primarily the result of higher credited interest and unfavorable mortality fluctuations.  Mortality was unfavorable by $10.6 million compared to unfavorable mortality of $5.0 million in 2006, an unfavorable change of $5.6 million.  The unfavorable mortality variances partially related to the nonrecurring sale of $122 million of single premium immediate annuities on 28 lives sold in the fourth quarter of 2004 in a structured transaction.  Because this block of annuities is large relative to the total amount of annuities in-force, volatility in mortality results are expected.

   The increase in DAC amortization for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily the result of DAC unlocking in various lines.  We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization.  The periodic review and updating of assumptions is referred to as “unlocking.”  The increase in DAC amortization (not related to Realized capital gains and losses) for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily the result of increased earnings in the single premium deferred annuity line.  This increase was partially offset as a result of DAC unlocking in various lines.

   For the year ended December 31, 2007, DAC amortization for the Annuities segment was reduced by $4.5 million due to favorable DAC unlocking in the market value adjusted annuity line.  Favorable DAC unlocking of $2.9 million was recorded by the segment during 2007.

Sales

Total sales increased $465.5 million, or 38.8%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Sales of fixed annuities increased $315.8 million, or 36.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The continuation of new annuity sales through the former Chase distribution system contributed $379.5 million in fixed annuity sales in 2007.  Sales of variable annuities increased $149.7 million, or 46.4% for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase in variable annuity sales is primarily due to the addition of a new guaranteed minimum withdrawal benefit rider to our variable annuity product, which was launched in May 2007, and our continued efforts to increase wholesaling distribution.  A general decline in the equity markets has increased the net amount at risk with respect to guaranteed minimum death benefits by 19.7% as of December 31, 2007 compared to December 31, 2006.

2006 compared to 2005

Segment operating income

   Segment operating income declined 22.8% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  This change was primarily due to favorable unlocking of DAC in the market value adjusted annuity and variable annuity lines during 2005, which is discussed in more detail below.  Excluding the impact of DAC unlocking, segment operating income increased 57.8% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The impact of the favorable unlocking in 2005 was somewhat offset in 2006 by improvement in the equity markets, increasing account values, and improvement in the interest spread.

Operating revenues

   Segment operating revenues increased 2.7% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Minor fluctuations in net premiums and policy fees were offset by changes in net investment income and other income.  Average account balances grew 6% in 2006, resulting in higher investment income as well as higher other income, due to an increase in asset-based fees.

Net investment income

   During the first quarter of 2005, the investment portfolio was rebalanced to improve the duration match between the segment’s assets and liabilities.  Approximately $300 million in securities were sold, causing the large realized investment gains recognized in 2005.  These gains were partially offset by $22.4 million in DAC amortization associated with those gains.  The resulting funds from this transaction were reinvested in assets with lower rates than the investments that were sold, causing a decline in the investment income yield for the segment’s portfolio beginning in the second quarter of 2005.  Adjustments to credited rates enabled the segment to increase the net interest spread achieved steadily since the 2005 portfolio rebalancing, resulting in a net increase in interest spreads of four basis points in 2006.

Benefits and expenses

   Operating benefits and expenses increased 6.3% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  This fluctuation was primarily the result of changes in DAC amortization.  DAC amortization for the Annuities segment was reduced $16.2 million for the year ended December 31, 2005 due to two separate favorable DAC unlocking events.  The first unlocking occurred during the second quarter in the market value adjusted annuity line, when DAC amortization was reduced by $5.0 million as a result of the portfolio rebalancing discussed above.  While the investment income yield obtained on the reinvested assets resulting from the portfolio rebalancing was lower than the yield obtained prior to the rebalancing, the actual yield on the reinvested assets exceeded previous projections.  The higher investment yield resulted in higher future estimated gross profits (“EGPs”) in the segment’s market value adjusted annuity line, causing the favorable unlocking of DAC.

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

Sales

Total sales were 104.5% higher for the year ended December 31, 2006 than for the year ended December 31, 2005.  The Chase Insurance Group acquisition (see Note 3, Acquisition Activity, to the Consolidated Financial Statements) and the continuation of new annuity sales through the former Chase distribution system, contributed $275.9 million in fixed annuity sales in 2006.  Excluding the impact of the acquisition, total sales increased 57.5% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Sales of fixed annuities (excluding the impact of the acquisition) increased 119.0% for the year ended December 31, 2006 compared to the year ended December 31, 2005, as a result of higher interest rates compared to 2005 and strong sales increases in the equity indexed annuity product which was first introduced in 2005.  A general improvement in the equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 34.0%.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Net investment income	$300,201	$325,653	$310,715	(7.8)%	4.8%
Realized gains (losses)	1,394	1,161	(16,065)
Total revenues	301,595	326,814	294,650
BENEFITS AND EXPENSES
Benefits and settlement expenses	241,460	269,851	246,134	(10.5)	9.6
Amortization of deferred policy acquisition costs	4,199	4,438	4,694	(5.4)	(5.5)
Other operating expenses	4,311	4,291	5,089	0.5	(15.7)
Total benefits and expenses	249,970	278,580	255,917	(10.3)	8.9

INCOME BEFORE INCOME TAX	51,625	48,234	38,733	7.0	24.5
Less: realized gains (losses)	1,394	1,161	(16,065)
OPERATING INCOME	$50,231	$47,073	$54,798	6.7	(14.1)

The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Sales
GIC	$132,800	$294,100	$96,350	(54.8)%	205.2%
GFA - Direct Institutional	182,179	-	100,000	n/a	n/a
GFA - Registered Notes - Institutional	525,000	-	1,035,000	n/a	n/a
GFA - Registered Notes - Retail	86,666	139,826	180,931	(38.0)	(22.7)
	$926,645	$433,926	$1,412,281	113.5	(69.3)

Average Account Values	$5,006,929	$5,751,796	$5,872,635	(13.0)	(2.1)

Operating Spread
Net investment income yield	6.04%	5.78%	5.42%
Interest credited	4.86	4.79	4.29
Operating expenses	0.17	0.15	0.17
Operating spread	1.01%	0.84%	0.96%

2007 compared to 2006

Segment operating income

   Operating income increased $3.2 million, or 6.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase in operating earnings resulted from a higher operating spread, which was partially offset by a decline in average account values.  The operating spread increased 17 basis points for 2007 due to the scheduled maturity of several, large high-coupon contracts and an improvement in portfolio asset yields.  The segment continually reviews its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain or increase interest spread.  We expect operating earnings for this segment to stabilize as we continue to access the institutional funding agreement-backed note market while focusing on maintaining higher yielding investments.

Total sales increased $492.7 million, or 113.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was the result of our reentrance into the institutional funding agreement-backed note market.  These sales accounted for 56.7% of the segment’s sales.

2006 compared to 2005

Segment operating income

Operating income declined 14.1% for the year ended December 31, 2006 compared to year ended December 31, 2005 due to spread compression of 12 basis points and a 2.1% decline in average account balances.  The primary driver of the spread compression was increasing short term interest rates, resulting in higher interest credited rates.

Total sales declined 69.3% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  We chose not to participate in the institutional funding agreement-backed note market during 2006.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$395,112	$404,524	$429,903	(2.3)%	(5.9)%
Reinsurance ceded	(176,879)	(208,291)	(250,430)	(15.1)	(16.8)
Net premiums and policy fees	218,233	196,233	179,473	11.2	9.3
Net investment income	39,100	33,345	32,389	17.3	3.0
Other income	72,054	66,749	46,236	7.9	44.4
Total operating revenues	329,387	296,327	258,098	11.2	14.8
BENEFITS AND EXPENSES
Benefits and settlement expenses	106,812	98,418	101,477	8.5	(3.0)
Amortization of deferred policy acquisition costs	82,280	71,065	69,474	15.8	2.3
Other operating expenses	98,736	117,033	62,246	(15.6)	88.0
Total benefits and expenses	287,828	286,516	233,197	0.5	22.9
OPERATING INCOME	41,559	9,811	24,901	323.6	(60.6)
INCOME BEFORE INCOME TAX	$41,559	$9,811	$24,901	323.6	(60.6)

The following table summarizes key data for the Asset Protection segment.

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Sales
Service contracts	$341,356	$279,781	$228,655	22.0%	22.4%
Credit insurance	113,618	140,769	208,878	(19.3)	(32.6)
Other products	97,342	115,069	51,232	(15.4)	124.6
	$552,316	$535,619	$488,765	3.1	9.6
Loss Ratios
Service contracts	66.4%	66.7%	72.9%
Credit insurance	28.1	35.5	36.7
Other products	33.3	29.2	62.9

2007 compared to 2006

   Segment operating income

   Operating income increased $31.7 million, or 323.6%, for the year ended December 31, 2007 compared to December 31, 2006, primarily as a result of bad debt charges of $27.1 million that occurred during 2006.  These charges were incurred on a line of business that we are no longer marketing.

   Earnings from core product lines increased $4.7 million, or 12%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Within the segment’s core product lines, service contract earnings improved $7.5 million, or 25.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The service contract line was favorably impacted by higher volume and improved loss ratios. Credit insurance earnings increased $4.0 million, or 285.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, while earnings from other products declined $6.8 million, or 62.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase in Credit insurance earnings related primarily to lower expenses and improved loss ratios in the Dealer Credit line. The decline in other products related primarily to lower volume and higher loss ratios the IPP line, resulting from the loss of a significant customer.

   Net premiums and policy fees

   Net premiums and policy fees increased $22.0 million, or 11.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to an increase in the service contracts and other product lines.  Net premiums in the service contract line increased $14.0 million, or 14.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of the Western General acquisition.  Within the other product lines, net premiums increased $10.3 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to an increase in the GAP product line, partially offset by declines in the IPP line. Credit and related earned premiums decreased $1.2 million. The declines in these lines are expected to continue as the business-in-force continues to decline.

   Other income

   Other income increased $5.3 million, or 7.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was primarily due to an increase in service contract volume. The Western General acquisition contributed to the increase, adding $5.6 million to other income for 2007.

   Benefits and settlement expenses

   Benefits and settlement expenses increased $8.4 million, or 8.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, as a result of higher GAP claims of $7.8 million and additional service contract claims of $9.0 million, of which $6.2 million was related to Western General. The increase was partially offset by a decrease of $6.7 million in the credit and related product lines for the year ended December 31, 2007 compared to the year ended December 31, 2006.

   Amortization of DAC and Other Operating Expenses

   Amortization of DAC was $11.2 million higher for the year ended December 31, 2007 compared to the year ended December 31, 2006, reflecting an increase in earned premiums in the GAP line.  The decrease in other operating expenses was primarily due to bad debt charges of $27.1 million that occurred during 2006.  These charges related to the bankruptcy filing of CENTRIX Financial LLC (“CENTRIX”) and were based on our assessment of the inability of CENTRIX and an affiliated reinsurer to meet their obligations as a part of the Lenders Indemnity product line. Offsetting the impact of these charges was, the Western General acquisition, which contributed $7.4 million of additional operating expense in 2007, higher general and administrative expenses, higher retrospective commissions resulting from improvements in loss ratios and higher interest expense on funds withheld.

   Sales

   Total segment sales increased $16.7 million, or 3.1%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Service contract sales continue to improve, exceeding the prior year by 22%.  The decline in credit insurance sales was due to a significant decrease in sales through financial institutions.  The bulk of these sales were derived from a third party administrator relationship which is in runoff.  The decrease in Other product sales for the year ended December 31, 2007 compared to the year ended December 31, 2006, was related to the GAP line and the IPP line which lost a significant customer.

2006 compared to 2005

   Segment operating income

   Operating income declined 60.6% for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to charges in one of the lines the segment is no longer marketing.  During 2006, the segment was negatively impacted by $27.1 million of bad debt charges ($1.1 million in the second quarter and $26.0 million in the third quarter) related to its Lender’s Indemnity product line.  The product guarantees to the lender, primarily credit unions, the difference between a value calculated based on the estimated or actual market value of a vehicle and the outstanding balance of a loan in the event the vehicle is repossessed or sold because the loan is in default.  We ceased offering the Lender’s Indemnity product in 2003.  The bad debt charges recorded in the third quarter of 2006 followed the bankruptcy filing related to CENTRIX, the originator and servicer of the business, and is the result of our assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program.

   Excluding the impact of the Lender’s Indemnity bad debt charges, operating income increased 48.2% for the year ended December 31, 2006 compared to the prior year.  Earnings from core product lines were up $13.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, while excluding the bad debt charges discussed above, results from lines the segment is no longer marketing declined $1.4 million for the same period.  Within the segment’s core product lines, earnings from service contracts and other products improved $7.6 million and $8.5 million, respectively, for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The Western General acquisition completed during the third quarter of 2006 contributed $3.7 million to service contract earnings for the year ended December 31, 2006.  The improvement in earnings from other products was primarily due to the segment’s IPP line, which improved as a result of higher premiums and favorable claim results.  Credit insurance earnings declined $2.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to lower volume and higher expenses.

    Net premiums and policy fees

   Net premiums and policy fees increased 9.3% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The improvement in 2006 was the result of increases of $11.9 million in the service contract line ($8.6 million of which was due to the Western General acquisition) and $15.0 million in other products (primarily IPP and GAP product lines), offset by decreases in the credit insurance line ($10.0 million) and lines the segment is no longer marketing ($4.9 million).

   Net investment income

   Net investment income for the year ended December 31, 2006 remained comparable to prior periods, while other income increased 44.4% and 16.5% for the years ended December 31, 2006 and 2005, respectively.  The increases in other income were primarily due to increases in administrative fees on service contracts and GAP products resulting from increased volume of contracts sold in these product lines.  The Western General acquisition contributed to the 2006 increase, adding $5.7 million to other income during the year.

   Benefits and settlement expenses

   Benefits and settlement expenses declined for the year ended December 31, 2006 compared to the year ended December 31, 2005.  This decrease was the result of declines in credit insurance and lines the segment is no longer marketing of $8.1 million and $14.6 million, respectively, reflecting the decrease in net premiums in these lines discussed above.  The decreases in these two lines were partially offset in 2006 by higher expenses in the service contract line primarily due to the Western General acquisition.  Benefits and settlement expenses were also favorably impacted by the continuing improvement in loss ratios, most notably in the service contract and other product lines.  Loss ratios in the service contract lines continue to benefit from the segment’s initiatives to increase pricing and tighten the underwriting and claims processes.  The decrease in the loss ratio for other products was the result of favorable claims experience, primarily related to the IPP and GAP product lines.

   Amortization of DAC and Operating Expenses

   Amortization of DAC was 2.3% higher for the year ended December 31, 2006 compared to the year ended December 31, 2005, reflecting corresponding changes in earned premiums.  The 88.0% increase in other operating expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005 was partially due to the bad debt charges related to the Lender’s Indemnity product line discussed above.  Excluding the bad debt charges, operating expenses for the year ended December 31, 2006 were 44.5% higher than for the year ended December 31, 2005.  This increase was due to higher commissions on service contracts and GAP due to increased volume and higher retrospective commissions resulting from improvements in loss ratios, and the Western General acquisition, which contributed $5.1 million of operating expense to 2006.

   Sales

   Total segment sales increased 9.6% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Service contract sales continued to improve throughout 2006, exceeding the prior year by 22.4%.  The 2006 improvement in service contract sales was comprised of increases of $49.6 million and $1.5 million, respectively, in the vehicle and marine lines.  The declines in credit insurance sales were due to decreases in sales through financial institutions.  The bulk of these sales are derived from a third party administrator relationship which is in runoff.  Other product sales were up in both the IPP and GAP lines, with the GAP product accounting for the majority (approximately 95%) of the increase in 2006.

Reinsurance

   The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life credit accident and health, credit property, vehicle service contracts and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARC’s”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at levels ranging from 50% to 100% to limit our exposure and allow the PARC’s to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company or our affiliates.

   Ceded unearned premiums reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit or on a funds withheld basis.

   Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
REVENUES
Premiums and Policy Fees	$(176,879)	$(208,291)	$(250,430)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(84,518)	(121,790)	(106,854)
Amortization of deferred policy acquisition costs	(13,700)	(24,179)	(23,147)
Other operating expenses	(21,238)	(3,878)	(47,317)

   Reinsurance ceded has been declining since 2005 as we are discontinuing the marketing of credit insurance products through financial institutions. The majority of this business was ceded to PARC’s.

   Reinsurance premiums ceded is 15.1% and 16.8% lower in 2007 and 2006 compared to prior years, respectively. The declines in 2007 and 2006 are primarily due to the reduction in ceded insurance premiums sold through financial institutions. We began discontinuing the marketing of credit insurance products through financial institutions during 2005. In addition, the ceded premiums for the Lender’s Indemnity product continued to decline since we ceased offering the product in 2003.

   Benefits and settlement expenses ceded decreased 30.6% in 2007, while they increased 14.0% in 2006. The fluctuations are mainly attributable to losses in the Lender’s Indemnity product line. Ceded losses for this product line were $0.8 million, $33.4 million, and $6.0 million in 2007, 2006, and 2005, respectively.

   Amortization of DAC ceded is 43.3% lower for 2007 and 4.5% higher for 2006 compared to prior years, partly reflecting changes in the mix of business ceded during these periods.

   Other operating expenses ceded increased 447.7% in 2007, while they decreased 91.8% in 2006 compared to prior years. The fluctuations are mainly attributable to the Lender’s Indemnity bad debt charges of $27.1 million in 2006 resulting from our assessment of a reinsurer’s inability to meet their obligations under the reinsurance agreement somewhat offset by the reduction in ceded credit insurance premiums sold through financial institutions.

   Net investment income has no direct impact on reinsurance cost. However, it should be noted that by ceding business to the assuming companies, we forgo investment income on the reserves ceded to the assuming companies. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business assumed from the Company. The net investment income impact to the Company and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

Corporate and Other

Segment results of operations

   Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$34,025	$38,303	$42,441	(11.2)%	(9.8)%
Reinsurance ceded	(15)	(23)	(173)	(34.8)	(86.7)
Net premiums and policy fees	34,010	38,280	42,268	(11.2)	(9.4)
Net investment income	165,242	113,487	133,638	45.6	(15.1)
Realized gains (losses) - investments	6,857	13,494	8,684
Realized gains (losses) - derivatives	821	2,737	11,393
Other income	1,200	9,551	14,452	(87.4)	(33.9)
Total operating revenues	208,130	177,549	210,435	17.2	(15.6)
Realized gains (losses) - investments	5,370	11,458	26,045
Realized gains (losses) - derivatives	(3,162)	23,052	(42,174)
Total revenues	210,338	212,059	194,306	(0.8)	9.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	36,191	47,235	51,891	(23.4)	(9.0)
Amortization of deferred policy acquisition costs	773	3,388	4,063	(77.2)	(16.6)
Other operating expenses	174,583	115,150	107,252	51.6	7.4
Total benefits and expenses	211,547	165,773	163,206	27.6	1.6
INCOME BEFORE INCOME TAX	(1,209)	46,286	31,100	(102.6)	48.8
Less: realized gains (losses) - investments	5,370	11,458	26,045
Less: realized gains (losses) - derivatives	(3,162)	23,052	(42,174)
OPERATING (LOSS) INCOME	$(3,417)	$11,776	$47,229	(129.0)	(75.1)

2007 compared to 2006

Segment operating(loss)/ income

   Operating income declined $15.2 million, or 129.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due primarily to the mark-to-market on a $422 million portfolio of securities designated for trading. This trading portfolio negatively impacted full year 2007 by $10.2 million.  In addition, the segment experienced lower investment income resulting from lower levels of unallocated capital and higher interest expense.  The overall performance of our investment portfolio continued to be strong, with no significant credit issues in either the securities or mortgage portfolio.

Operating revenues

   Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on unallocated capital and net premiums and policy fees related to several non-strategic lines of business.  Net investment income for this segment increased $51.8 million, or 45.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, while net premiums and policy fees declined $4.3 million, or 11.2%.  The increase in net investment income was primarily the result of increases in unallocated capital and investment income from proceeds of non-recourse funding obligations compared to the prior year.  The decline in net premiums and policy fees was the expected result of the runoff of business in the non-strategic lines of business which is no longer being marketed.

Benefits and settlement expenses

   Benefits and settlement expenses decreased $11.0 million, or 23.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease was primarily the result of a $9.0 million reserve strengthening recorded during 2006.  The additional decline is expected as the non-strategic lines of business are no longer being marketed and correspond to the declines in net premiums and policy fees.

Other operating expenses

   Other operating expenses increased $59.4 million, or 51.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was primarily due to an increase in interest expense of $53.3 million, or 75.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Of this increase in interest expense, approximately $41.6 million relates to additional issuances of non-recourse funding obligations.  For additional information regarding these obligations, refer to Note 9, Debt and Other Obligations.

2006 compared to 2005

Segment operating income

   Operating income decreased due to lower investment income resulting from a decrease in unallocated capital, lower participating income and prepayment fees from mortgages and real estate, and higher interest expense caused the decline in operating income for the Corporate and Other segment for the year ended December 31, 2006 compared to the year ended December 31, 2005.

   Operating revenues
   Net investment income for the Corporate and Other segment decreased $20.2 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, while net premiums and policy fees declined $4.0 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.

   The $20.2 million decrease in net investment income was primarily the result of a $15.3 million decrease in investment income on unallocated capital, which was the result of allocating capital to the Life Marketing segment to support reserves in newly written business under the securitization structure and capital used in the Chase Insurance Group acquisition.  Additionally, prepayment fees from mortgages were $5.6 million lower in 2006 than the prior year.  Unallocated capital grew during 2005 as capital was conserved in anticipation of the Chase Insurance Group acquisition, which closed in 2006.  As expected, unallocated capital was reduced following the acquisition, resulting in lower net investment income in the Corporate and Other segment for the year ended December 31, 2006 compared to the year ended December 31, 2005.

   The decline in net premiums and policy fees for the year ended December 31, 2006 compared to the year ended December 31, 2005 was the expected result of the runoff of business in the non-strategic lines of business which are no longer being marketed.

Benefits and settlement expenses

   Benefits and settlement expenses declined 9.0% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  This decline was the expected result of declines in the non-strategic lines of business which are no longer being marketed, and corresponds to the decline in net premiums and policy fees.  The net operating loss from the non-strategic lines was $16.5 million for the year ended December 31, 2006 compared to $15.0 million for the year ended December 31, 2005, an increase of $1.5 million.  A charge of $9.0 million was recorded in 2006 to strengthen reserves related to the Residual Value line.  This reserve strengthening was primarily a result of a further decline in used car prices and an increase in the expected frequency of claims.  A $5.0 million charge was taken in 2005 in the Residual Value line.

Other operating expenses

   Other operating expenses increased 7.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The increase was primarily due to a $19.9 million increase in interest expense resulting from increased borrowings, including the $200.0 million of 7.25% Capital Securities issued during 2006 and $300.0 million of additional issuances of non-recourse funding obligations.  The increased interest expense was partially offset by a reduction in other operating expenses in the non-strategic lines of business of $4.0 million, and a decrease in other corporate overhead of $8.0 million.  Included in the $8.0 million reduction in other corporate overhead was a $1.6 million reduction in expenses associated with our annual incentive plan and stock-based compensation plans, and a $3.8 million expense reduction resulting from the write-off of capitalized software costs in the prior year with no such write-offs in the current year.

Realized Gains and Losses

   The following table presents realized investment gains and losses for the periods shown. Certain reclassifications have been made in the previously reported amounts to make the prior period amounts comparable to those of the current period. Such classifications had no effect on previously reported net income or shareowners’ equity.

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Fixed maturity gains - sales	$12,451	$57,024	$83,602	$(44,573)	$(26,578)
Fixed maturity losses - sales	(12,279)	(34,196)	(27,609)	21,917	(6,587)
Equity gain - sales	5,912	296	1,285	5,616	(989)
Equity losses - sales	(12)	(7)	(1,028)	(5)	1,021
Impairments on fixed maturity securities	(48)	(5,689)	(11,745)	5,641	6,056
Impairments on equity securities	-	-	(53)	0	53
Modco trading portfolio activity	(989)	66,363	-	(67,352)	66,363
Other	3,567	20,293	4,941	(16,726)	15,352
Total realized gains (losses) - investments	$8,602	$104,084	$49,393	$(95,482)	$54,691

Foreign currency swaps	$7,657	$3,765	$(33,126)	$3,892	$36,891
Foreign currency adjustments on stable value contracts	(3,518)	(3,389)	33,452	(129)	(36,841)
Derivatives related to mortgage loan commitments	(3,746)	26,712	(10,344)	(30,458)	37,056
Embedded derivatives related to reinsurance	10,679	(44,491)	(1,338)	55,170	(43,153)
Derivatives related to corporate debt	5,288	771	1,669	4,517	(898)
Other derivatives	(7,891)	(4,884)	(21,194)	(3,007)	16,310
Total realized gains (losses) - derivatives	$8,469	$(21,516)	$(30,881)	$29,985	$9,365

   Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance.  During 2006, the Chase Insurance Group portfolios underwent a significant amount of asset/liability balancing and as such, realized gain (loss) activity was heightened. The change in net realized investment gains (losses), excluding impairments, during 2007 primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate environment.  In addition, $6.8 million of the 2007 fixed maturity losses resulted from the sale of approximately $218.3 million (par value) of commercial mortgage loans we securitized during 2007.  The loss was generated by the requirements of SFAS 140 through an allocation of basis using relevant allocated fair value.  For additional information on this mortgage securitization, see Note 10 – Commercial Mortgage Securitizations.

   Impairments for the year ended December 31, 2007 totaled $0.1 million compared to $5.7 million for the year ended December 31, 2006.  The $3.6 million of other realized gains recognized for the year ended December 31, 2007 includes gains of $5.0 million related to real estate investments, gains of $0.4 million related to short-term investments, and other losses totaling $1.8 million.  As of December 31, 2007, net mark-to-market losses of $1.0 million to our modified coinsurance (“Modco”) trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses.  Additional details on our investment performance and evaluation are provided in the “Consolidated Investments” section below.

   Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.  We have entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of our foreign currency denominated stable value contracts.  We recorded net realized gains of $4.1 million from these securities for the year ended December 31, 2007.  These gains were the result of swap and contract maturities and differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps.  We have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments.  We recorded $3.7 million in net realized losses from these securities for the year ended December 31, 2007.  The net losses from these securities were the result of fluctuations in interest rates and adjustments to our short positions.

   We are also involved in various modified coinsurance and funds withheld arrangements that, in accordance with DIG B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives.  The $10.7 million in gains on these embedded derivatives were a result of spread widening, partially offset by lower interest rates.  In 2007, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market losses that partially offset the gains on these embedded derivatives.

   We use interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities.  These positions resulted in gains of $5.3 million for the year ended December 31, 2007.  We also use various swaps, options, and swaptions to mitigate risk related to other interest rate exposures.  We realized losses of $10.4 million on swaptions for the year ended December 31, 2007.  Equity call options generated gains of $0.5 million for the year ended December 31, 2007.  Credit default swaps realized gains of $3.3 million for the year ended December 31, 2007.  The GMWB (Guaranteed Minimum Withdrawal Benefit) rider embedded derivatives on certain variable deferred annuities had realized losses of $0.5 million for the year ended December 31, 2007.  Other derivative contracts generated net losses of $0.8 million for the year ended December 31, 2007.

CONSOLIDATED INVESTMENTS

Portfolio Description

   As of December 31, 2007, our investment portfolio equaled approximately $29.0 billion. Our portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans.  Within our fixed maturity securities, we maintain portfolios classified as “available for sale” and “trading”.  We generally purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs.  However, we may sell any of our investments to maintain proper matching of assets and liabilities.  Accordingly, we classified $19.4 billion or 82.8% of our fixed maturities as “available for sale” as of December 31, 2007.  These securities are carried at fair value on our Consolidated Balance Sheets.  Changes in fair value, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity.  Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income.

   Our trading portfolio, which accounts for $4.0 billion or 17.2% of our fixed maturities as of December 31, 2007, consists of two major categories.  First, we consolidate a special-purpose entity, in accordance with FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, whose investments are managed by the Company.  As of December 31, 2007, fixed maturities with a market value of $408.8 million and short-term investments with a market value of $15.0 million were classified as “trading” securities related to this special-purpose entity.  Additionally, as of December 31, 2007, we held fixed maturities with a market value of $3.6 billion and short-term investments with a market value of $52.0 million, which were added as part of the Chase Insurance Group acquisition.  Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur.  Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

   Our investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost.  As of December 31, 2007, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $23.4 billion, which was 0.3% below amortized cost of $23.5 billion.  We had $3.3 billion in mortgage loans as of December 31, 2007.  While our mortgage loans do not have quoted market values, as of December 31, 2007, we estimated the market value of our mortgage loans to be $3.5 billion (using discounted cash flows from the next call date), which was 6.1% greater than the amortized cost.  Most of our mortgage loans have significant prepayment fees.  These assets are invested for terms approximately corresponding to anticipated future benefit payments.  Thus, market fluctuations are not expected to adversely affect liquidity.

   As of December 31, 2006, our fixed maturity investments had a market value of $21.4 billion, 0.8% above amortized cost of $21.2 billion.  We had $3.9 billion in mortgage loans as of December 31, 2006.  We estimated the market value of our mortgage loans to be $4.0 billion as of December 31, 2005, which was 2.6% above amortized cost.

   The following table shows the reported values of our invested assets:

	As of December 31,
	2007		2006
	(Dollars In Thousands)
Publicly issued bonds	$19,588,486	67.5%	$19,226,461	68.8%
Privately issued bonds	3,800,505	13.1	2,140,718	7.7
Redeemable preferred stock	78	0.0	84	0.0
Fixed maturities	23,389,069	80.5	21,367,263	76.5
Equity securities	117,037	0.4	128,695	0.5
Mortgage loans	3,284,326	11.3	3,880,028	13.9
Investment real estate	8,026	0.0	38,918	0.1
Policy loans	818,280	2.8	839,502	3.0
Other long-term investments	185,892	0.6	310,225	1.1
Short-term investments	1,236,443	4.3	1,381,073	4.9
Total investments	$29,039,073	100.0%	$27,945,704	100.0%

   Included in the preceding table are $4.0 billion and $3.9 billion of fixed maturities and $67.0 million and $311.1 million of short-term investments classified as trading securities as of December 31, 2007 and 2006, respectively.

   Market values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.  Upon obtaining these estimates of market value, management makes a determination as to the appropriate valuation amount. The market value of private, non-traded securities was $3.8 billion as of December 31, 2007, representing 13.1% of our total invested assets.

   We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time.  We require collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored on a daily basis, with additional collateral obtained as necessary.  As of December 31, 2007, securities with a market value of $400.0 million were loaned under these agreements.  As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral. As of December 31, 2007, collateral related to these agreements equaled $410.1 million.

   We review our positions on a monthly basis for possible credit concerns and review our current exposure, credit enhancement, and delinquency experience.  As of December 31, 2007, we had a total market value of approximately $89.9 million invested in securities that are supported by collateral classified as sub-prime.  This represents approximately 0.3% of our total invested assets.  $88.2 million, or approximately 98.1%, of these securities have been rated as AAA.  In addition, as of December 31, 2007, we had a total of approximately $274.5 million invested in securities backed by Alt-A residential mortgage loans, which represents less than 0.9% of invested assets.

Risk Management and Impairment Review

   We monitor the overall credit quality of our portfolio within established guidelines.  The following table shows our available for sale fixed maturities by credit rating as of December 31, 2007:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$8,311,210	42.9%
AA	1,679,406	8.7
A	3,468,817	17.9
BBB	5,122,075	26.4
Investment grade	18,581,508	95.9
BB	589,114	3.0
B	152,590	0.8
CCC or lower	52,250	0.3
In or near default	73	0.0
Below investment grade	794,027	4.1
Redeemable preferred stock	78	0.0
Total	$19,375,613	100.0%
Not included in the table above are $4.0 billion of investment grade and $39.0 million of less than investment grade fixed maturities classified by the Company as trading securities.

Limiting bond exposure to any creditor group is another way the Company manages credit risk.  The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of December 31, 2007:

Creditor	Market Value
(Dollars in Millions)

AT&T	$181.7
American International Group	143.5
Citigroup	142.2
Wachovia	126.3
General Electric	126.2
Conocophillips	125.5
Bank of America	122.6
Goldman Sachs	119.2
Comcast	118.6
Lehman Brothers Holdings	113.3

   Management considers a number of factors when determining the impairment status of individual securities.  These include the economic condition of various industry segments and geographic locations and other areas of identified risks.  Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to its investment portfolio.  Special attention is given to correlative risks within specific industries, related parties, and business markets.

   We consider a number of factors in determining whether the impairment is other than temporary.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.

   We consider a number of factors relating to the issuer in determining the financial strength, liquidity, and recoverability of an issuer.  These include but are not limited to: available collateral, assets that might be available to repay debt, operating cash flows, financial ratios, access to capital markets, quality of management, market position, exposure to litigation or product warranties, and the effect of general economic conditions on the issuer.  Once management has determined that a particular investment has suffered an other than temporary impairment, the asset is written down to its estimated fair value.

   There are certain risks and uncertainties associated with determining whether declines in market values are other than temporary.  These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud, and legislative actions.  We continuously monitor these factors as they relate to the investment portfolio in determining the status of each investment.  Provided below are additional facts concerning the potential effect upon our earnings should circumstances lead management to conclude that some of the current declines in market value are other than temporary.

Unrealized Gains and Losses – Available for Sale Securities

   The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2007, the balance sheet date.  Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates.  As indicated above, management considers a number of factors in determining if an unrealized loss is other than temporary, including our ability and intent to hold the security until recovery.  Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio.  As of December 31, 2007, we had an overall pre-tax net unrealized loss of $55.1 million.

   For traded and private fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2007, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$3,028,823	31.1%	$3,091,159	30.5%	$(62,336)	15.9%
>90 days but <= 180 days	947,915	9.7	986,956	9.7	(39,041)	10.0
>180 days but <= 270 days	1,019,420	10.5	1,086,913	10.8	(67,493)	17.2
>270 days but <= 1 year	693,369	7.1	756,867	7.4	(63,498)	16.2
>1 year but <= 2 years	475,011	4.9	509,915	5.0	(34,904)	8.9
>2 years but <= 3 years	3,239,797	33.2	3,334,670	32.9	(94,873)	24.2
>3 years but <= 4 years	249,071	2.5	266,425	2.6	(17,354)	4.5
>4 years but <= 5 years	81,442	0.8	85,015	0.8	(3,573)	0.9
>5 years	18,880	0.2	27,656	0.3	(8,776)	2.2
Total	$9,753,728	100.0%	$10,145,576	100.0%	$(391,848)	100.0%

                   The unrealized losses as of December 31, 2007, primarily relate to the widening of credit spreads as treasury rates declined during the year. As of December 31, 2007, securities with a market value of $806.3 million and $35.9 million of unrealized losses were issued in commercial mortgage loan securitizations that we sponsored, including $7.9 million of unrealized losses greater than five years.  We do not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with our original expectations.  Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to ignore. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

    In assessing whether or not these unrealized positions should be considered other than temporary, we review the underlying cash flows, as well as the associated values of the real estate collateral for those loans included in our commercial mortgage loan securitizations.

We have no material concentrations of issuers or guarantors of fixed maturity securities.  The industry segment composition of all securities in an unrealized loss position held as of December 31, 2007, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Agency Mortgages	$ 1,387,554	14.2%	$ 1,403,115	13.8%	$ (15,561)	4.0%
Banking	920,505	9.4	1,003,627	9.9	(83,122)	21.2
Basic Industrial	286,403	2.9	303,577	3.0	(17,174)	4.4
Brokerage	310,709	3.2	326,265	3.2	(15,556)	4.0
Capital Goods	92,747	1.0	96,903	1.0	(4,156)	1.1
Communications	259,368	2.7	285,311	2.8	(25,943)	6.6
Consumer Cyclical	235,370	2.4	265,487	2.6	(30,117)	7.7
Consumer Noncyclical	212,825	2.2	220,450	2.2	(7,625)	1.9
Electric	795,392	8.2	826,876	8.2	(31,484)	8.0
Energy	128,629	1.3	132,381	1.3	(3,752)	1.0
Finance Companies	249,744	2.6	263,402	2.6	(13,658)	3.5
Insurance	506,555	5.2	528,620	5.2	(22,065)	5.6
Municipal Agencies	490	0.0	492	0.0	(2)	0.0
Natural Gas	466,026	4.8	487,245	4.8	(21,219)	5.4
Non-Agency Mortgages	2,955,108	30.3	3,009,215	29.7	(54,107)	13.8
Other Finance	606,796	6.2	643,217	6.3	(36,421)	9.3
Other Industrial	93,519	1.0	94,942	0.9	(1,423)	0.4
Other Utility	14,188	0.1	15,044	0.2	(856)	0.2
Real Estate	2,819	0.0	2,906	0.0	(87)	0.0
Technology	79,515	0.8	81,860	0.8	(2,345)	0.6
Transportation	148,462	1.5	153,632	1.5	(5,170)	1.3
U.S. Government	1,004	0.0	1,009	0.0	(5)	0.0
Total	$ 9,753,728	100.0%	$ 10,145,576	100.0%	$ (391,848)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, as of December 31, 2007 and 2006, is presented in the following table:

	December 31, 2007	December 31, 2006
	% Unrealized	% Unrealized
	Loss	Loss

Agency Mortgages	4.0%	16.9%
Banking	21.2	5.3
Basic Industrial	4.4	5.9
Brokerage	4.0	1.2
Canadian Govt Agencies	0.0	0.1
Capital Goods	1.1	0.7
Communications	6.6	5.8
Consumer Cyclical	7.7	4.2
Consumer Noncyclical	1.9	2.8
Electric	8.0	12.7
Energy	1.0	3.0
Finance Companies	3.5	0.5
Insurance	5.6	2.3
Municipal Agencies	0.0	0.0
Natural Gas	5.4	9.4
Non-Agency Mortgages	13.8	13.6
Other Finance	9.3	8.0
Other Industrial	0.4	1.3
Other Utility	0.2	0.1
Real Estate	0.0	0.0
Technology	0.6	1.2
Transportation	1.3	2.4
U.S. Government	0.0	2.6
Total	100.0%	100.0%

   As noted within the table above, the largest change in our unrealized loss positions by segment has been in the agency mortgage and banking segment. The unrealized loss position in agency mortgages decreased due to lower interest rates across the yield curve and the high quality and ratings of collateral that backed such investments. The unrealized loss position in the banking sector increased as a result of significantly wider credit spreads due to the sector's reduced profitability and increased balance sheet/capital concerns.

   The range of maturity dates for securities in an unrealized loss position as of December 31, 2007, varies, with 12.8% maturing in less than 5 years, 22.0% maturing between 5 and 10 years, and 65.2% maturing after 10 years.  The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2007:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$7,072,891	72.5%	$7,268,042	71.6%	$(195,151)	49.8%
BBB	2,071,597	21.2	2,186,665	21.6	(115,068)	29.4
Investment grade	9,144,488	93.7	9,454,707	93.2	(310,219)	79.2
BB	423,380	4.3	463,734	4.6	(40,354)	10.3
B	131,542	1.3	158,440	1.5	(26,898)	6.8
CCC or lower	54,318	0.7	68,695	0.7	(14,377)	3.7
Below investment grade	609,240	6.3	690,869	6.8	(81,629)	20.8
Total	$9,753,728	100.0%	$10,145,576	100.0%	$(391,848)	100.0%

As of December 31, 2007, securities in an unrealized loss position that were rated as below investment grade represented 6.3% of the total market value and 20.8% of the total unrealized loss.  Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $52.0 million.  Securities in an unrealized loss position rated less than investment grade were 2.1% of invested assets.  We generally purchase our investments with the intent to hold to maturity.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$235,613	38.7%	$242,082	35.0%	$(6,469)	7.9%
>90 days but <= 180 days	61,948	10.2	67,391	9.8	(5,443)	6.7
>180 days but <= 270 days	73,162	12.0	86,424	12.5	(13,262)	16.2
>270 days but <= 1 year	25,690	4.2	30,169	4.4	(4,479)	5.5
>1 year but <= 2 years	32,326	5.3	38,918	5.6	(6,592)	8.1
>2 years but <= 3 years	124,423	20.4	151,724	22.0	(27,301)	33.4
>3 years but <= 4 years	40,651	6.7	52,192	7.6	(11,541)	14.1
>4 years but <= 5 years	104	0.0	146	0.0	(42)	0.1
>5 years	15,323	2.5	21,823	3.1	(6,500)	8.0
Total	$609,240	100.0%	$690,869	100.0%	$(81,629)	100.0%

As of December 31, 2007, below investment grade securities with a market value of $25.6 million and $8.4 million of unrealized losses were issued in commercial mortgage loan securitizations that we sponsored, including securities in an unrealized loss position greater than five years with a market value of $13.7 million and $5.8 million of unrealized losses.  We do not consider these unrealized positions to be other than temporary, because the underlying mortgage loans continue to perform consistently with our original expectations.  In addition, of this total, approximately $496.0 million and $87.2 million, respectively, relate to corporate securities and public utility securities.

Realized Losses

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.  For the year ended December 31, 2007, we recorded pre-tax other-than-temporary impairments in our investments of $0.1 million compared to $5.7 million for the year ended December 31, 2006.

As previously discussed, management considers several factors when determining other-than-temporary impairments.  Although we generally intend to hold securities until maturity, we may change our position as a result of a change in circumstances.  Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available for sale.  For the year ended December 31, 2007, we sold securities in an unrealized loss position with a market value of $1.3 billion resulting in a realized loss of $12.1 million.  Of this amount, a $6.8 million loss in December of 2007 resulted from the sale of approximately $218.3 million (par value) of commercial mortgage loans we securitized during 2007.  The loss was generated by the requirements of SFAS 140 through an allocation of basis using relevant allocated fair value.  For additional information on this mortgage securitization, see Note 10 – Commercial Mortgage Securitizations.  We also engaged in taxable exchanges resulting in a loss of $0.2 million for the year ended December 31, 2007.  The remaining security sales that generated realized losses included a significant number of US Treasury and government obligations and were sold as a result of normal portfolio rebalancing activity and tax planning.  Aside from the $6.8 million loss discussed above, no single security sold during 2007 incurred a loss greater than $0.6 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$1,231,131	93.0%	$(10,189)	84.0%
>90 days but <= 180 days	11,472	0.9	(204)	1.7
>180 days but <= 270 days	598	0.0	(2)	0.1
>270 days but <= 1 year	-	0.0	-	0.0
>1 year	79,980	6.1	(1,725)	14.2
Total	$1,323,181	100.0%	$(12,120)	100.0%

See Note 4, Investment Operations, to Consolidated Financial Statements for additional details on our analysis of investments.

Mortgage Loans

We invest a significant portion of our investment portfolio in commercial mortgage loans.  As of December 31, 2007, our mortgage loan holdings equaled approximately $3.3 billion. We generally do not lend on speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments.  Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to ignore. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses.  This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.  As of December 31, 2007 and 2006, our allowance for mortgage loan credit losses was $0.5 million and $0.5 million, respectively.

Our mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination.  Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service.  We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate.  Approximately $627.0 million our mortgage loans have this participation feature.

Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years.  However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of December 31, 2007, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.  At December 31, 2007, $7.5 million or 0.2% of the mortgage loan portfolio was nonperforming.  It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent.  For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible.  If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, we securitized $1.4 billion of our mortgage loans.    We sold the senior tranches while retaining the subordinate tranches.  We continue to service the securitized mortgage loans.  During 2007, we securitized an additional $1.0 billion of our mortgage loans.  We sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches.  We continue to service the securitized mortgage loans.  At December 31, 2007, we had investments related to retained beneficial interests of mortgage loan securitizations of $929.1 million.  See Note 10, Commercial Mortgage Securitizations, for additional information on the mortgage loan securitization completed during 2007.

LIABILITIES

Many of our products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds.  Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of December 31, 2007, we had policy liabilities and accruals of approximately $17.4 billion.  Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.7%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We meet our liquidity requirements primarily through positive cash flows from our operating subsidiaries.  Primary sources of cash from the operating subsidiaries are premiums, deposits for policyholder accounts, investment sales and maturities, and investment income.  Primary uses of cash for the operating subsidiaries include benefit payments, withdrawals from policyholder accounts, investment purchases, policy acquisition costs, and other operating expenses.

While we generally anticipate that the cash flow of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available.  Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed.  We expect that the rate received on our investments will equal or exceed our borrowing rate.  As of December 31, 2007, we did not have a liability related to such borrowings. Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices.  We may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

In addition, under a revolving line of credit arrangement due July 30, 2009, we have the ability to borrow up to $200 million on an unsecured basis at an interest rate of LIBOR plus 0.30%.  No compensating balances are required to maintain the line of credit.  This arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on indebtedness incurred by us and our subsidiaries.  Additionally, we, on a consolidated basis, cannot incur debt in excess of 40% of our total capital.  At December 31, 2007, we did not have an outstanding balance under this arrangement.  We were in compliance with all financial debt covenants as of December 31, 2007.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments.  We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations.

The life insurance subsidiaries were committed as of December 31, 2007, to fund mortgage loans in the amount of $861.7 million.  Our subsidiaries held $1.3 billion in cash and short-term investments as of December 31, 2007.  We had an additional $4.4 million in cash and short-term investments available for general corporate purposes.

Sources and Uses of Cash

Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing.  These sources of cash support our general corporate needs including our common stock dividends and debt service.  The states in which our insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay us dividends.  These restrictions are generally based in part on the prior year’s statutory income and surplus.  Generally, these restrictions pose no short-term liquidity concerns.  We plan to retain substantial portions of the earnings of our insurance subsidiaries in those companies primarily to support their future growth. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for 2007, 2006, and 2005:

	For the year ended December 31,
	2007	2006	2005
	(Dollars In Thousands)

Net cash provided by operating activities	$861,215	$488,722	$498,908
Net cash used in investing activities	(1,556,503)	(616,375)	(1,606,310)
Net cash provided by financing activites	771,924	113,498	1,060,476
Total	$76,636	$(14,155)	$(46,926)

2007 Compared to 2006

   Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. As an insurance business, we typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed benefits paid and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the change in the amount of cash available and used in investing activities.

   Net cash used in investing activities - The variance in net cash used in investing activities for the year ended December 31, 2007 compared to December 31, 2006 was primarily the result of a decrease in activity related to our investment portfolio.

   Net cash provided by financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The increase in 2007 was primarily the result of an increase of $650 million of non-recourse funding obligations in 2007, as compared to 2006.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have registered debt securities, preferred and common stock, and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

As of December 31, 2007, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners’ equity.  We also have a $200 million revolving line of credit, under which we may borrow funds at an interest rate of LIBOR plus 0.30%, with balances due July 30, 2009.  As of December 31, 2007, the Company did not have an outstanding balance under this line of credit.  No compensating balances are required to maintain the line of credit.  The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur.  Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital.  We were in compliance with all debt covenants as of December 31, 2007.

On July 3, 2006, in connection with the Chase Insurance Group acquisition, we issued $200 million of 7.25% Capital Securities in the form of junior subordinated debentures due 2066 (the “Capital Securities”), from which net proceeds of approximately $193.8 million were received.  These Capital Securities are reported in the financial statements as “subordinated debt securities.”

   On December 11, 2007, we issued a new series of debt securities of $150.0 million of 6.40% Senior Notes due 2018 (the “Senior Notes”), from which net proceeds of approximately $148.7 million were received. We used approximately $98.0 million of the proceeds from the offering of the Senior Notes to repay outstanding bank indebtedness. Under the terms of the Senior Notes, interest on the Senior Notes will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2008, and ending on the maturity date, January 15, 2018.

Our Subordinated Debentures are held by wholly owned subsidiary trusts that have issued Trust Originated Preferred Securities (“TOPrS”) to finance the purchase of such debentures.  We irrevocably guarantee the principal obligations of the trusts.  The subsidiary trusts are not consolidated and, therefore, our obligations with respect to the TOPrS are reported in the financial statements as “subordinated debt securities”.

   Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by Protective Life, our largest operating subsidiary, had $800.0 million of non-recourse funding obligations outstanding as of December 31, 2007, the maximum amount available under a surplus notes facility established with certain purchasers.  These non-recourse funding obligations bear a floating rate of interest and mature in 2037.  As the block of business grows and ages, unless additional funding mechanisms are put into place, reserving increases will reduce our available statutory capital and surplus.  These obligations are described in more detail in Note 9, Debt and Other Obligations.

   Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by Protective Life, had $575.0 million of non-recourse funding obligations outstanding as of December 31, 2007.  These non-recourse funding obligations mature in 2052.  We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary.  These obligations are described in more detail in Note 9, Debt and Other Obligations.

These non-recourse funding obligations are direct financial obligations of Golden Gate and Golden Gate II, respectively, and are not guaranteed by us or Protective Life.  These non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (“Regulation XXX”).  Under the terms of the notes, the holders of the notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate and Golden Gate II, respectively, the direct issuers of the notes, although we have agreed to indemnify Golden Gate and Golden Gate II for certain costs and obligations (which obligations do not include payment of principle and interest on the notes).  In addition, we have entered into certain support agreements with Golden Gate and Golden Gate II obligating us to make capital contributions to Golden Gate and Golden Gate II or provide support related to certain of Golden Gate's and Golden Gate II’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate and Golden Gate II.

   We have experienced higher borrowing costs associated with certain of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher interest costs associated with the illiquidity of the current market for auction rate securities, as well as a negative watch placed on our guarantor by certain rating agencies.  The maximum rate we could be required to pay under these obligations is LIBOR plus 200 basis points.

Our total debt (consisting of long-term debt and subordinated debt securities) increased $85.4 million as of December 31, 2007 compared to an increase of $196.6 million as of December 31, 2006.  Debt issuances of $150.0 million and $200.0 million in 2007 and 2006, respectively, are detailed below:

Description	Amount	Interest Rate
(Dollars In Thousands)
2007
2007 Senior Notes	$150,000	6.40%

2006
Subordinated Debt Securities (60-year)	$200,000	7.25%

    Debt reductions, including the net decrease in the revolving line of credit, totaled $64.6 million and $3.4 million, respectively, during 2007 and 2006, as shown below:

Description	Amount	Interest Rate
(Dollars In Thousands)
2007
Revolving line of credit	$64,600	LIBOR + .30%

2006
Revolving line of credit	$3,400	LIBOR + .30%

On May 7, 2007, our Board of Directors extended our previously authorized $100 million share repurchase program.  The current authorization extends through May 6, 2010. There was no activity under this program in 2007. We announced on February 12, 2008 that we had commenced execution of this repurchase plan. Future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital.

A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by state law.  Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state's law.  Statutory accounting rules are different from U.S. GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs.  The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula.  The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries.  The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by us.

Currently, our insurance subsidiaries have statutory surplus and risk-based capital levels well above regulatory required levels.  As of December 31, 2007, our primary insurance subsidiaries had the following insurer financial strength ratings:

Standard
	& Poor's	A.M. Best	Fitch	Moody's
Protective Life Insurance Company	AA	A+	AA-	Aa3
West Coast Life Insurance Company	AA	A+	AA-	Aa3
Protective Life and Annuity Insurance Company	AA	A+	AA-	N/A
Lyndon Property Insurance Company	N/A	A-	N/A	N/A

   We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed.  We evaluate the financial condition of our reinsurers and monitor the concentration of credit risk arising from them.  During 2007, we ceded premiums to third-party reinsurers amounting to $1.6 billion.  As of December 31, 2007 and 2006, we had paid $101.0 million and $51.7 million, respectively, of ceded benefits which are recoverable from reinsurers. We review reinsurance receivable amounts for collectability and establish appropriate bad debt reserves if deemed appropriate.

   In 2005, we implemented a reinsurance program through the use of a special purpose captive insurance company wholly owned by Protective Life.  Under this arrangement, the wholly owned consolidated subsidiaries, Golden Gate and Golden Gate II, serve as reinsurers, and our consolidated financial statements reflects a liability consisting of the full reserve amount attributable to the reinsured business.  As of December 31, 2007, an aggregate amount of approximately $442.7 million of life insurance reserves were ceded from Protective Life to these captive companies.  The effects of these intercompany reinsurance transactions are eliminated in our consolidated financial statements.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

   Our financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks.  We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process.  Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics.  These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk.

   The primary focus of our asset/liability program is the management of interest rate risk within the insurance operations.  This includes monitoring the duration of both investments and insurance liabilities to maintain an appropriate balance between risk and profitability for each product category, and for us as a whole.  It is our policy to generally maintain asset and liability durations within one-half year of one another, although, from time to time, a broader interval may be allowed.

   Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options and interest rate swaptions.  Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).  We use foreign currency swaps to manage our exposure to changes in the value of foreign currency denominated stable value contracts.  We also use S&P 500® options to mitigate our exposure to the value of equity indexed annuity contracts.

   We have sold credit derivatives to enhance the return on our investment portfolio.  These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments.

   Derivative instruments expose us to credit and market risk and could result in material changes from quarter-to-quarter.  We minimize our credit risk by entering into transactions with highly rated counterparties.  We manage the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.  We monitor our use of derivatives in connection with our overall asset/liability management programs and procedures.

   We believe our asset/liability management programs and procedures and certain product features provide protection against the effects of changes in interest rates under various scenarios.  Additionally, we believe our asset/liability management programs and procedures provide sufficient liquidity to enable us to fulfill our obligation to pay benefits under our various insurance and deposit contracts.  However, our asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity, spread movements and other factors, and the effectiveness of our asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

   The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate one percentage point increase in interest rates from levels prevailing as of December 31, 2007, and the percent change in market value the following estimated market values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2007
Fixed maturities	$22,275.7	(4.8)%
Mortgage loans	3,310.7	(5.1)
2006
Fixed maturities	$20,309.6	(5.0)%
Mortgage loans	3,771.3	(5.3)

   Estimated market values were derived from the durations of our fixed maturities and mortgage loans.  Duration measures the change in market value resulting from a change in interest rates.  While these estimated market values generally provide an indication of how sensitive the market values of our fixed maturities and mortgage loans are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

   In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired.  The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower.  The commitment is not recognized in our financial statements until the commitment is actually funded.  The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.

   As of December 31, 2007 and 2006, we had outstanding mortgage loan commitments of $861.7 million at an average rate of 6.31%, and $995.6 million, at an average rate of 6.26%, respectively, with estimated fair values of $915.6 million and $1,021.8 million, respectively (using discounted cash flows from the first call date).  The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate one percentage point increase in interest rate levels prevailing at December 31, 2007, and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2007	$870.4	(4.9)%
2006	969.9	(5.1)

The estimated fair values were derived from the durations of our outstanding mortgage loan commitments.  While these estimated fair values generally provide an indication of how sensitive the fair value of our outstanding commitments are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

As previously discussed, we utilize a risk management strategy that involves the use of derivative financial instruments.  Derivative instruments expose us to credit and market risk and could result in material changes from period to period.  We minimize our credit risk by entering into transactions with highly rated counterparties.  We manage the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.  We monitor our use of derivatives in connection with our overall asset/liability management programs and procedures.

As of December 31, 2007, derivative contracts with a notional amount of $5.4 billion were in a $27.5 million net loss position.  As of December 31, 2006, derivative contracts with a notional amount of $4.4 billion were in a $126.2 million net gain position.  We recognized a gain of $8.5 million and incurred losses of $21.5 million, and $30.9 million related to derivative financial instruments for the years ended December 31, 2007, 2006, and 2005, respectively.

The following table sets forth the December 31, 2007 and December 31, 2006, notional amount and fair value of our interest rate risk related derivative financial instruments, and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing at December 31, 2007 and December 31, 2006:

			Fair Value Resulting From
			an Immediate +/- 1% Change
	Notional	Fair Value at	in Interest Rates
	Amount	December 31,	+1%	-1%
	(Dollars In Millions)
2007
Futures	$150.0	$(0.4)	$10.1	$(10.6)
Fixed to floating
Swaps	343.2	(6.7)	(26.0)	2.3
Floating to fixed
Swaps	1,704.6	(28.5)	2.0	(60.8)
Swaptions	2,050.0	4.2	41.6	0.1
Floating to floating
Swaps	800.0	0.0	0.0	0.0
	$5,047.8	$(31.4)	$27.7	$(69.0)

2006
Fixed to floating
Swaps	$399.5	$(10.4)	$(31.7)	$(2.5)
Floating to fixed
Swaps	653.5	(12.5)	21.9	(48.5)
Swaptions	2,150.0	10.4	107.9	0.0
Floating to floating
Swaps	800.0	0.0	0.0	0.0
	$4,003.0	$(12.5)	$98.1	$(51.0)

We are also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps.  As of December 31, 2007, stable value contracts of $25.5 million had a foreign exchange loss of approximately $11.0 million and the related foreign currency swaps had a net unrealized gain of approximately $11.0 million.  As of December 31, 2006, stable value contracts of $288.9 million had a foreign exchange loss of approximately $140.0 million and the related foreign currency swaps had a net unrealized gain of approximately $145.1 million.

The following table sets forth the December 31, 2007 notional amount and fair value of our credit default swaps, and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in investment grade and high yield credit spreads from levels prevailing at December 31, 2007:

			Fair Value Resulting From
			an Immediate +/- 1% Change
			in Investment Grade and High
	Notional	Fair Value at	Yield Credit Spreads
	Amount	December 31,	+1%	-1%
	(Dollars In Millions)
2007
Credit default swaps	$115.0	$0.3	$(5.3)	$5.9

   The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps as of December 31, 2007 and the estimated fair value resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31, 2007:

			Fair Value Resulting From
			an Immediate +/- 10%
			Change in Foreign Currency
	Notional	Fair Value at	Exchange Rates
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2007
Stable value contracts	$25.5	$(11.0)	$(14.6)	$(7.3)
Foreign currency swap	25.5	11.0	12.4	9.5
	$51.0	$-	$(2.2)	$2.2

2006
Stable value contracts	$288.9	$(140.0)	$(182.9)	$(97.1)
Foreign currency swap	288.9	145.1	159.5	130.8
	$577.8	$5.1	$(23.4)	$33.7

   Estimated gains and losses were derived using pricing models specific to derivative financial instruments.  While these estimated gains and losses generally provide an indication of how sensitive our derivative financial instruments are to changes in interest rates and foreign currency exchange rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

   Our stable value contract and annuity products tend to be more sensitive to market risks than our other products.  As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds.  Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $4.0 billion of our stable value contracts have no early termination rights.

   As of December 31, 2007, we had $5.0 billion of stable value product account balances with an estimated fair value of $5.1 billion (using discounted cash flows), and $8.7 billion of annuity account balances with an estimated fair value of $8.5 billion (using surrender values).  As of December 31, 2006, we had $5.5 billion of stable value product account balances with an estimated fair value of $5.5 billion (using discounted cash flows), and $9.0 billion of annuity account balances with an estimated fair value of $8.7 billion (using surrender values).

   The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate one percentage point decrease in interest rates from levels prevailing as of December 31, 2007, and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2007
Stable value product account balances	$5,248.7	2.4%
Annuity account balances	8,820.2	4.5

2006
Stable value product account balances	$5,638.5	2.3%
Annuity account balances	9,117.0	4.6

Estimated fair values were derived from the durations of our stable value and annuity account balances.  While these estimated fair values generally provide an indication of how sensitive the fair values of our stable value and annuity account balances are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

A relatively immaterial amount of our liabilities relate to products (primarily whole life and term insurance), the profitability of which could be affected by changes in interest rates.  The effect of such changes in any one year is not expected to be material.

Our runoff residual value line of business exposes us to the risk of changes in used vehicle prices.  Reserves for this business are established based upon assumptions regarding the level of used vehicle prices.  The following table sets forth the estimated changes in our reserves resulting from hypothetical immediate decreases in the assumed levels of used vehicle prices from those used to value the reserves established as of December 31, 2007:

	Change in Used Vehicle Prices
	5.0%	2.5%	-2.5%	-5.0%

Reserve change	$(0.7)	$(0.4)	$0.4	$0.8

   As of December 31, 2007, we held retained beneficial interests of the commercial mortgage loan securitization completed during 2007 with a fair value of $775.1 million.  See Note 10, Commercial Mortgage Securitizations, for more information on this commercial mortgage loan securitization we completed during 2007.  The sensitivity of the fair value to adverse changes of 10% and 20% in the discount rate is as follows:

	Increase in Discount Rate
	10%	20%
	(Dollars In Thousands)

Fair Value Change	$(37,504)	$(72,261)

   The sensitivities in the preceding table are hypothetical and should be used with caution.  As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value of an interest that continues to be held by the Company is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another, which could magnify or counteract the sensitivities.

Contractual Obligations

   The table below sets forth future maturities of debt, non-recourse funding obligations, subordinated debt securities, stable value products, notes payable, operating lease obligations, other property lease obligations, mortgage loan commitments, liabilities related to variable interest entities, policyholder obligations, and defined benefit pension obligations.

   As of December 31, 2007, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, we recorded a $28.2 million liability for uncertain tax positions, including interest on unrecognized tax benefits.  These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities (see Note 1, Business, to the Consolidated Financial Statements for additional discussion).

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Long-term debt(a)	$766,679	$28,396	$56,793	$65,605	$615,885
Non-recourse funding obligations(b)	4,488,425	87,600	175,200	175,200	4,050,425
Subordinated debt securities(c)	1,938,388	37,147	74,294	74,294	1,752,653
Stable value products(d)	6,255,869	1,583,493	1,782,812	1,324,565	1,564,999
Operating leases(e)	33,097	6,800	11,661	7,524	7,112
Home office lease(f)	99,124	4,028	8,045	8,034	79,017
Mortgage loan commitments	861,697	861,697
Liabilities related to variable interest entities(g)	452,497	19,090	433,407
Policyholder obligations(h)	20,570,749	1,490,892	2,412,476	2,903,009	13,764,372
Defined benefit pension obligations(i)	2,326	2,326

(a) Long-term debt includes all principal amounts owed on note agreements and expected interest payments due over the term of notes.
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
(f) The lease payments shown assume the Company exercises its option to purchase the building at the end of the lease term. Additionally, the payments due by period above were computed based on the terms of the renegotiated lease agreement, which was entered by the
Company in January 2007.
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
(i) Estimated 2008 contributions to the Company's defined benefit pension plan and unfunded excess benefit plan approximate the projected expense to be recognized in 2008. Due to the significance of the assumptions used, this amount could differ from actual results. No estimate has been made of amounts to be contributed to these plans in years subsequent to 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) was approved by the NAIC, with an effective date of July 1, 2005.  Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”).  The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products.  To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment.  See Note 2, Summary of Significant Accounting Policies to the Consolidated Audited Financial Statements for information regarding a recent capital market transaction designed to fund statutory reserves required by AXXX.  The NAIC is continuing to study this issue and has issued additional changes to AG38 and Regulation XXX, which will have the effect of modestly decreasing the reserves required for term and universal life policies that are issued on January 1, 2007, and later.  In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on our statutory capital.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

Our ability to implement financing solutions designed to fund excess statutory reserves on both the traditional and universal life blocks of business is dependent on factors such as our ratings, the size of the blocks of business affected, our mortality experience, credit market guarantors, and other factors.  We cannot predict the continued availability of such solutions or the form that the solution may take.  To the extent that such solutions are not available, our financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity and possible reduced earnings expectations.  Management continues to monitor options related to these financing solutions.

During 2006, the NAIC made the determination that certain securities previously classified as “preferred securities” had both debt and equity characteristics and because of this, required unique reporting treatment.  Under a short-term solution, NAIC guidance mandates that certain of these securities (meeting established criteria) may have to carry a lower rating for asset valuation reserve and risk based capital calculations.  As a result, certain securities will receive a lower rating classification for asset valuation reserve and risk based capital calculations.  Our insurance subsidiaries currently invest in these securities.  As of December 31, 2007, we (including both insurance and non-insurance subsidiaries) held approximately $941.7 million (statutory carrying value) in securities that meet the aforementioned “notch-down” criteria, depending on evaluation of the underlying characteristics of the securities.  This reporting change is expected to have an immaterial effect on the insurance subsidiaries’ capital and surplus position, but will increase the capital required to hold these assets.  A working group made up of accounting, actuarial and investment parties continue to investigate so as to determine what the appropriate long-term capital treatment should be for these securities.  We cannot predict what impact a change in this guidance may have.

During 2006, the NAIC’s Reinsurance Task Force adopted a proposal suggesting broad changes to the United States reinsurance market, with the stated intent to establish a regulatory system that distinguishes financially strong reinsurers from weak reinsurers, without relying exclusively on their state or country of domicile, with collateral to be determined as appropriate.  The task force recommended that regulation of reinsurance procedures be amended to focus on broad based risk and credit criteria and not solely on U.S. licensure status.  Evaluation of this proposal will be taken under consideration by the NAIC’s Financial Condition (E) Committee, the Reinsurance Task Force’s parent committee, as one of its charges during 2007.  We cannot provide any assurance as to what impact such changes to the United States reinsurance industry will have on the availability, cost, or collateral restrictions associated with ongoing or future reinsurance transactions.

The NAIC is currently in the process of reviewing amendment(s) to the Unfair Trade Practices Act regarding the use of travel in insurance underwriting.  The most recent amendment states that the denial of life insurance based upon an individual’s past lawful travel experiences or future lawful travel plans, is prohibited unless such action is the result of the application of sound underwriting and actuarial principles related to actual or reasonably anticipated loss experience.  We cannot predict what form the final proposal may take and therefore cannot predict what impact, if any, such changes would have on us.

The California Department of Insurance has promulgated proposed regulations that would characterize some life insurance agents as brokers and impose certain obligations on those agents that may conflict with the interests of insurance carriers or require the agent to, among other things, advise the client with respect to the best available insurer.  We cannot predict the outcome of this regulatory proposal or whether any other state will propose or adopt similar actions.

In connection with our discontinued Lender’s Indemnity product, we have discovered facts and circumstances that support allegations against third parties (including policyholders and the administrator of the associated loan program), and we have instituted litigation to establish the rights and liabilities of various parties; we have also received claims seeking to assert liability against us for various matters, including claims alleging payments owing for bad faith refusal to pay and payments with respect to policies for which premiums were not received by us and this matter is addressed by the pending litigation matters.  In addition, we are defending an arbitration claim by the reinsurer of this Lender’s Indemnity product.  The reinsurer asserts that it is entitled to a return of most of the Lender’s Indemnity claims that were paid on behalf of us by the administrator, claiming that the claims were not properly payable under the terms of the policies.  The reinsurer was under common ownership with the program administrator, and we are vigorously defending this arbitration.  Although we cannot predict the outcome of any litigation or arbitration, we do not believe that the outcome of these matters will have a material impact on our financial condition or results of operations.

IMPACT OF INFLATION

Inflation increases the need for life insurance.  Many policyholders who once had adequate insurance programs may increase their life insurance coverage to provide the same relative financial benefit and protection.  Higher interest rates may result in higher sales of certain of our investment products.

The higher interest rates that have traditionally accompanied inflation could also affect our operations.  Policy loans increase as policy loan interest rates become relatively more attractive.  As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase.  The market value of our fixed-rate, long-term investments may decrease, we may be unable to implement fully the interest rate reset and call provisions of its mortgage loans, and our ability to make attractive mortgage loans, including participating mortgage loans, may decrease.  In addition, participating mortgage loan income may decrease.  The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

Item 8.                      Financial Statements and Supplementary Data

   Index to Consolidated Financial Statements

   The following financial statements are located in this report.

Consolidated Statements of Income for the years ended
December 31, 2007, 2006, and 2005
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Shareowners' Equity
for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows
for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

   For supplemental quarterly financial information, please see Note 21, Consolidated Quarterly Results-Unaudited of the Notes to Consolidated Financial Statements included herein.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$2,727,023	$2,317,337	$1,955,780
Reinsurance ceded	(1,600,684)	(1,371,215)	(1,226,857)
Net of reinsurance ceded	1,126,339	946,122	728,923
Net investment income	1,675,934	1,419,778	1,180,502
Realized investment gains (losses):
Derivative financial instruments	8,469	(21,516)	(30,881)
All other investment	8,602	104,084	49,393
Other income	232,357	230,665	181,267
Total revenue	3,051,700	2,679,133	2,109,204
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded:
$(2007 - 1,531,556; 2006 - $1,196,416; 2005 - $1,052,955)	1,893,707	1,637,215	1,253,367
Amortization of deferred policy acquisition costs and value of
business acquired	300,270	225,804	198,503
Other operating expenses, net of reinsurance ceded:
$(2007 - 272,305; 2006 - $244,935; 2005 - $193,193)	421,636	384,206	280,321
Total benefits and expenses	2,615,613	2,247,225	1,732,191
Income before income tax	436,088	431,908	377,013
Income tax expense
Current	(52,337)	25,767	22,000
Deferred	198,859	124,580	108,446
Total income tax expense	146,522	150,347	130,446
Net income	$289,566	$281,561	$246,567
Net income per share - basic	$4.07	$3.98	$3.49
Net income per share - diluted	$4.05	$3.94	$3.46
Cash dividends paid per share	$0.89	$0.84	$0.76

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at market (amortized cost: 2007 - $23,448,784; 2006 - $21,194,871)	$23,389,069	$21,367,263
Equity securities, at market (cost: 2007 - $112,406; 2006 - $121,823)	117,037	128,695
Mortgage loans	3,284,326	3,880,028
Investment real estate, net of accumulated depreciation (2007 - $283; 2006 - $5,483)	8,026	38,918
Policy loans	818,280	839,502
Other long-term investments	185,892	310,225
Short-term investments	1,236,443	1,381,073
Total investments	29,039,073	27,945,704
Cash	146,152	69,516
Accrued investment income	291,734	284,529
Accounts and premiums receivable, net of allowance for uncollectible amounts
(2007 - $3,587; 2006 - $3,445)	87,883	194,447
Reinsurance receivable	5,089,100	4,618,122
Deferred policy acquisition costs and value of business acquired	3,400,493	3,198,735
Goodwill	117,366	100,479
Property and equipment, net of accumulated depreciation (2007 - $111,213; 2006 - $109,718)	42,795	43,796
Other assets	144,296	165,656
Income tax receivable	165,741	116,318
Assets related to separate accounts
Variable annuity	2,910,606	2,750,129
Variable universal life	350,802	307,863
Total Assets	$41,786,041	$39,795,294

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

	As of December 31,
	2007	2006
	(Dollars In Thousands)
Liabilities
Policy liabilities and accruals
Future policy benefits and claims	$16,249,495	$15,120,996
Unearned premiums	1,179,812	938,934
Total policy liabilities and accruals	17,429,307	16,059,930
Stable value product account balances	5,046,463	5,513,464
Annuity account balances	8,708,383	8,958,089
Other policyholders' funds	307,950	328,664
Securities sold under repurchase agreements	-	16,949
Other liabilities	1,204,018	1,323,375
Deferred income taxes	512,156	374,486
Non-recourse funding obligations	1,375,000	425,000
Liabilities related to variable interest entities	400,000	420,395
Long-term debt	559,852	479,132
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	2,910,606	2,750,129
Variable universal life	350,802	307,863
Total liabilities	39,329,280	37,482,219
Commitments and contingent liabilities - Note 11
Shareowners' equity
Preferred Stock, $1 par value
Shares authorized: 4,000,000
Issued: none
Common Stock, $.50 par value
Shares authorized: 2007 and 2006 - 160,000,000
Issued: 2007 and 2006 - 73,251,960	36,626	36,626
Additional paid-in-capital	444,765	438,485
Treasury stock, at cost (2007 - 3,102,898 shares; 2006 - 3,287,312 shares)	(11,140)	(11,796)
Unallocated stock in Employee Stock Ownership Plan (2007 - 251,231 shares ; 2006 - 366,243 shares)	(852)	(1,231)
Retained earnings	2,067,891	1,838,560
Accumulated other comprehensive income
Net unrealized gains on investments, net of income tax: (2007 - $(26,675); 2006 - $22,109)	(45,339)	41,405
Accumulated gain (loss) - hedging, net of income tax: ( 2007 - $(6,185); 2006 - $(3,179))	(12,222)	(5,954)
Minimum pension liability adjustment, net of income tax: (2007 - $(11,622); 2006 - $(12,292))	(22,968)	(23,020)
Total shareowners' equity	2,456,761	2,313,075
Total liabilities and shareowners' equity	$41,786,041	$39,795,294

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

									Minimum	Total
		Additional		Stock	Unallocated		Net Unrealized	Accumulated	Pension	Share
	Common	Paid-In-	Treasury	Held	Stock in	Retained	Gains / (Losses)	Gain / (Loss)	Liability	Owners'
	Stock	Capital	Stock	In Trust	ESOP	Earnings	on Investments	Hedging	Adjustments	Equity
	(Dollars In Thousands)
Balance, December 31, 2004	$36,626	$426,927	$(13,632)	$-	$(1,989)	$1,422,084	$287,695	$8,616	$-	$2,166,327
Net income for 2005						246,567				246,567
Change in net unrealized
gains/losses on investments
(net of income tax - $(81,853))							(154,170)			(154,170)
Reclassification adjustment
for amounts included in
net income
(net of income tax - $(15,411))							(29,036)			(29,036)
Change in accumulated
gain (loss) hedging (net of
income tax - $(4,245))								(7,885)		(7,885)
Comprehensive income for 2005										55,476
Cash dividends ($0.76 per share)						(52,937)				(52,937)
Stock-based compensation		11,433	673							12,106
Reissuance of treasury stock to ESOP		2,115	194		(2,309)					-
Allocation of stock to
employee accounts					2,688					2,688
Balance, December 31, 2005	36,626	440,475	(12,765)	-	(1,610)	1,615,714	104,489	731	-	2,183,660
Net income for 2006						281,561				281,561
Change in net unrealized
gains/losses on investments
(net of income tax - $(4,856))							(8,620)			(8,620)
Reclassification adjustment
for amounts included in
net income (net of income
tax - $(30,684))							(54,464)			(54,464)
Change in accumulated
gain (loss) hedging (net of
income tax - $(3,573))								(6,685)		(6,685)
Change in minimum pension liability
adjustment (net of income
tax - $(1,349))									(2,471)	(2,471)
Comprehensive income for 2006										209,321
Cash dividends ($0.84 per share)						(58,715)				(58,715)
Stock-based compensation		(3,999)	810							(3,189)
Reissuance of treasury stock to ESOP		2,009	159		(2,168)					-
Allocation of stock to
employee accounts					2,547					2,547
Adjustment to initially apply SFAS158
(net of income tax - $(11,219))									(20,549)	(20,549)
Balance, December 31, 2006	36,626	438,485	(11,796)	-	(1,231)	1,838,560	41,405	(5,954)	(23,020)	2,313,075

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(continued)

									Minimum	Total
		Additional		Stock	Unallocated		Net Unrealized	Accumulated	Pension	Share
	Common	Paid-In-	Treasury	Held	Stock in	Retained	Gains / (Losses)	Gain / (Loss)	Liability	Owners'
	Stock	Capital	Stock	In Trust	ESOP	Earnings	on Investments	Hedging	Adjustments	Equity
	(Dollars In Thousands)
Net income for 2007						289,566				289,566
Change in net unrealized
gains/losses on investments
(net of income tax - $(46,131))							(82,874)			(82,874)
Reclassification adjustment
for investment amounts included in
net income (net of income
tax - $(2,154))							(3,870)			(3,870)
Change in accumulated
gain (loss) hedging (net of
income tax - $(2,650))								(4,778)		(4,778)
Reclassification adjustment
for hedging amounts included in
net income (net of income
tax - $(828))								(1,490)		(1,490)
Change in minimum pension liability
adjustment (net of income
tax - $(28))									52	52
Comprehensive income for 2007										196,606
Cash dividends ($0.89 per share)						(62,380)				(62,380)
Cumulative effect adjustments
(FIN 48 and FAS 155)						2,145				2,145
Stock-based compensation		5,553	596							6,149
Reissuance of treasury stock to ESOP		727	60		(787)					-
Allocation of stock to
employee accounts					1,166					1,166
Balance, December 31, 2007	$ 36,626	$ 444,765	$(11,140)	$ -	$ (852)	$2,067,891	$(45,339)	$(12,222)	$(22,968)	$2,456,761

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$289,566	$281,561	$246,567
Adjustment to reconcile net income to net cash provided
by operating activities:
Realized investment gains	(17,071)	(82,568)	(49,393)
Amortization of deferred policy acquisition costs and
value of business acquired	300,270	225,804	198,503
Capitalization of deferred policy acquisition costs	(452,434)	(426,074)	(439,469)
Depreciation expense	10,980	11,960	15,343
Deferred income taxes	173,709	83,637	106,187
Accrued income taxes	(31,715)	(43,717)	(98,617)
Interest credited to universal life and investment products	1,010,944	891,627	726,301
Policy fees assessed on universal life and investment products	(570,420)	(507,391)	(421,447)
Change in reinsurance receivables	(470,978)	(503,804)	(270,425)
Change in accrued investment income and other receivables	99,359	(88,409)	(30,678)
Change in policy liabilities and other policyholders' funds
of traditional life and health products	418,083	615,026	494,030
Trading securities:
Maturities and principal reductions of investments	407,971	229,030	-
Sale of investments	1,842,115	2,990,191	-
Cost of investments acquired	(2,315,951)	(2,983,471)	-
Other net change in trading securities	236,893	(317,004)	5,426
Change in other liabilities	(26,908)	108,278	(15,329)
Other, net	(43,198)	4,047	31,909
Net cash provided by operating activities	861,215	488,723	498,908
Cash flows from investing activities
Investments available for sale:
Maturities and principal reductions of investments:
Fixed maturities	1,378,040	1,177,443	1,777,366
Equity securities	-	100	377
Sale of investments:
Fixed maturities	2,222,056	5,031,272	4,352,261
Equity securities	61,603	5,007	12,397
Cost of investments acquired:
Fixed maturities	(4,649,632)	(5,800,208)	(7,521,876)
Equity securities	(44,189)	(3,868)	(64,228)
Mortgage loans:
New borrowings	(909,384)	(1,055,998)	(745,797)
Repayments	484,513	452,697	448,514
Change in investment real estate, net	37,348	64,611	50,425
Change in policy loans, net	21,222	(69)	23,955
Change in other long-term investments, net	(28,165)	14,338	(12,729)
Change in short-term investments, net	(119,911)	42,324	84,570
Purchase of property and equipment	(14,098)	(4,806)	(11,545)
Sales of property and equipment	4,094	-	-
Payments for business acquisitions, net of cash acquired of $394,364 (2006)	-	(539,218)	-
Net cash used in investing activities	(1,556,503)	(616,375)	(1,606,310)
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	248,500	166,600	79,100
Principal payments on line of credit arrangements and long-term debt	(167,780)	(170,000)	(48,001)
Payments on liabilities related to variable interest entities	(20,395)	(27,698)	(34,341)
Net proceeds from securities sold under repurchase agreements	(16,949)	16,949	-
Issuance of non-recourse funding obligations	950,000	300,000	125,000
Dividends to shareowners	(62,381)	(58,715)	(52,936)
Issuance of subordinated debt securities	-	200,000	-
Investment product and universal life deposits	3,429,793	2,419,734	2,943,455
Investment product and universal life withdrawals	(3,555,442)	(2,640,427)	(2,025,876)
Excess tax benefits on stock based compensation	1,712	3,382	-
Other financing activities, net	(35,134)	(96,327)	74,075
Net cash provided by financing activities	771,924	113,498	1,060,476
Change in cash	76,636	(14,154)	(46,926)
Cash at beginning of year	69,516	83,670	130,596
Cash at end of year	$146,152	$69,516	$83,670

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

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

Entities Included

The consolidated financial statements include the accounts of Protective Life Corporation and its wholly owned subsidiaries.  The Company’s financial statements also include the accounts of certain variable interest entities in which the Company is considered the primary beneficiary.  Intercompany balances and transactions have been eliminated.  During 2007, the Company sold one of its direct marketing subsidiaries and recognized a pretax gain of $15.7 million on the sale. This gain was recorded as a part of the Company’s Life Marketing segment’s results.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 18, Statutory Reporting Practices and Other Regulatory Matters).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and amortization periods, goodwill recoverability, value of business acquired (“VOBA”), investment fair values and impairments, future policy benefits, pension and other postretirement benefits, provision for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments and reserves for losses in connection with unresolved legal matters.

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

•
Short-term investments are carried at amortized cost, which approximates current market value, except collateral from securities lending which is recorded at current market value.  Substantially all short-term investments have maturities of three months or less at the time of acquisition.

Estimated market values were derived from the durations of our fixed maturities and mortgage loans.  Duration measures the relationship between changes in market value to changes in interest rates.  While these estimated market values generally provide an indication of how sensitive the market values of the Company’s fixed maturities and mortgage loans are to changes in interest rates, actual market results may differ from these estimates.

The market values of fixed maturities change due to interest rate changes, credit related events, and other factors.  As prescribed by U.S. GAAP, investments deemed as “available for sale” are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to DAC and VOBA, net of income tax, reported as a component of shareowners’ equity.  Furthermore, investments deemed as trading securities are recorded at their market values with any resulting unrealized gains and losses reported in net investment income as they occur.

Investment securities are regularly reviewed for impairment.  Unrealized losses that are deemed to be other than temporary are recognized in realized gains (losses).  See Note 4, Investment Operations for further discussion of our policies regarding identification of other-than-temporary impairments.  Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

Cash

Cash includes all demand deposits reduced by the amount of outstanding checks and drafts.  As a result of our cash management system, checks issued but not presented to banks for payment may create negative book cash balances.  Such negative balances are included in other liabilities and totaled $89.8 million and $10.4 million as of December 31, 2007 and December 31, 2006, respectively.  The Company has deposits with certain financial institutions which exceed federally insured limits.  The Company has reviewed the creditworthiness of these financial institutions and believe there is minimal risk of a material loss.

Deferred Policy Acquisition Costs

The costs that vary with and are primarily related to the production of new business are deferred to the extent such costs are deemed recoverable from future profits.  Such costs include commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products.  DAC are subject to recoverability testing at the end of each accounting period.  Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income.  Credit insurance acquisition costs are being amortized in proportion to earned premium.  Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization.

Under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS 97”), the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 2.7% to 12.6%) the Company expects to experience in future periods.  These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed.  Additionally, relating to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized.  Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of Businesses Acquired

In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits from the acquired insurance policies or investment contracts.  This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies.  The Company amortizes VOBA in proportion to gross premiums for SFAS No. 60, Accounting and Reporting by Insurance Enterprises products and in proportion to expected gross profits (“EGPs”) for SFAS No. 97 products, including accrued interest credited to account balances of up to approximately 11%.

Goodwill

Goodwill is not amortized but is tested for impairment at least annually.  The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  At October 31, 2007 and 2006, the Company evaluated goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142, Goodwill and Other intangible Assets.

Property and Equipment

Property and equipment are reported at cost, including interest capitalized during any acquisition or development period, less accumulated depreciation.  The Company primarily uses the straight-line method of depreciation based upon the estimated useful lives of the assets.  The Company’s home office building is depreciated over a thirty-nine year useful life, furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and software and computers are depreciated over a three year useful life.  Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets.  Other repairs are expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

Property and equipment consisted of the following at December 31:

	2007	2006
	(Dollars In Thousands)
Home office building	$56,108	$54,002
Data processing equipment	45,665	43,645
Other, principally furniture and equipment	52,235	55,867
	154,008	153,514
Accumulated depreciation	(111,213)	(109,718)
	$42,795	$43,796

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

Stable Value Product Account Balances

The Company markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  Through the Company’s registered funding agreement-backed note program, the Company is able to offer secured notes to both institutional and retail investors.  GICs are generally contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan.  Stable value product account balances include GICs and funding agreements the Company has issued.  At December 31, 2007 and 2006, the Company had $3.7 billion and $4.0 billion, respectively, of stable value product account balances marketed through structured programs.  Most GICs and funding agreements the Company has written have maturities of three to ten years.  At December 31, 2007, future maturities of stable value products, excluding interest, were $1.4 billion in 2008, $1.5 billion in 2009-2010, $1.1 billion in 2011-2012, and $1.0 billion after 2012.

Derivative Financial Instruments

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk.  These strategies are developed through the asset/liability committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into our risk management program.

Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period.  The Company minimizes its credit risk by entering into transactions with highly rated counterparties.  The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.  The Company monitors its use of derivatives in connection with our overall asset/liability management programs and strategies.

Derivative instruments that are currently used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options, and interest rate swaptions.  The Company’s inflation risk management strategy involves the use of swaps that requires us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).  The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts and related cash flows.  The Company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

The Company has sold credit derivatives to enhance the return on our investment portfolio.  These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity investments.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires that all derivative instruments be recognized in the balance sheet at fair value.  The Company records its derivative instruments on the balance sheet in “other long-term investments” and “other liabilities”.  The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure.  For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings.  The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change.  For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values.  Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis.  The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change.  Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) – derivative financial instruments”.

Cash-Flow Hedges

•
In 2002, the Company entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain foreign-currency-based stable value contracts.  During 2007, the Company exited from this swap.  Under the terms of the swap, the Company paid a fixed U.S.-dollar-denominated rate and received a fixed foreign-currency-denominated rate.

•
During 2004 and 2005, in connection with the issuance of inflation adjusted funding agreements, the Company entered into swaps to convert the floating CPI-linked interest rate on the contracts to a fixed rate.  The Company paid a fixed rate on the swap and received a floating rate equal to the CPI change paid on the funding agreements.

•	During 2006, the Company entered into swaps to convert CMT (Constant Maturity Treasury) based floating rate interest payments on funding agreements to fixed rate interest payments.

•	During 2006 and 2007, the Company entered into interest rate swaps to convert LIBOR based floating rate interest payments on funding agreements to fixed rate interest payments.

The Company designated these swaps as cash flow hedges and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. Gains and losses on these swaps are reclassified from other comprehensive income to current earnings as interest payments are made on the funding agreements.  For the years ended December 31, 2007, 2006 and 2005, the amount of hedge ineffectiveness reported in income was a $4.2 million gain, $0.6 million gain, and a $0.2 million gain, respectively.  Additionally, as of December 31, 2007 and 2006, the Company reported an after-tax decrease to accumulated other comprehensive income of $6.3 million and $6.7 million, respectively, related to our cash flow hedges.  During 2008, the Company expect to reclassify $2.4 million out of accumulated other comprehensive income and into earnings.

Other Derivatives.  The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been designated by the Company for hedge accounting treatment.  Changes in the fair value of these derivatives are recognized in earnings during the period of change.

•
The Company uses interest rate swaps to convert the fixed interest rate payments on certain of our debt obligations to a floating rate.  Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based rates.  In 2007, 2006, and 2005, the Company recognized pre-tax gains of $5.3 million, $0.8 million, and $1.7 million, respectively, representing the change in value of these derivatives and related net settlements.

•
The Company uses certain foreign currency swaps, which are not designated as cash flow hedges, to mitigate the Company’s exposure to changes in currency rates.  For 2007, 2006, and 2005, the Company recorded a pre-tax gain of $3.5 million, a pre-tax gain of $3.4 million, and a pre-tax loss of $33.3 million on these swaps, respectively.  In connection with these swaps, the Company also recognized a $3.5 million pre-tax loss, a $3.4 million pre-tax loss, and a $33.4 million pre-tax gain, respectively, during 2007, 2006, and 2005 as the change in value of the related foreign currency denominated stable value contracts.  These net gains or losses primarily result from differences in the forward and spot exchange rates used to revalue the swaps and the stable value contracts.

•
The Company also uses short positions in interest rate futures to mitigate the interest rate risk associated with our mortgage loan commitments.  During 2007, 2006, and 2005, the Company recognized a pre-tax loss of $3.7 million, a pre-tax gain of $26.7 million, and a pre-tax loss of $10.3 million, respectively, as a result of changes in value of these futures positions.

•
The Company uses other interest rate swaps, options, and swaptions to manage the interest rate risk in the Company’s mortgage-backed security portfolio.  For 2007, 2006, and 2005, the Company recognized a pre-tax loss of $10.5 million, a pre-tax loss of $1.6 million, and a pre-tax loss of $14.0 million, respectively, for the change in fair value of these derivatives.

•
During 2005, the Company exited from asset swap arrangements that would, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument.  In 2005, the Company recognized a $0.6 million gain for the change in the asset swaps’ fair value and recognized a $0.3 million gain to separately record the embedded equity options at fair value.

•
The Company has also entered into a total return swap in connection with a portfolio of investment securities the Company manages for an unrelated party.  The Company recognized a $0.7 million pre-tax loss, a $0.7 million pre-tax loss, and a $0.7 million pre-tax loss in 2007, 2006, and 2005, respectively, for the change in the total return swap’s fair value.

•
The Company is involved in various modified coinsurance and funds withheld arrangements which, in accordance with DIG B36, contain embedded derivatives that must report changes in fair value through current period earnings.  The change in fair value of these derivatives resulted in the recognition of a $10.7 million pre-tax gain, $44.5 million pre-tax loss and a $1.0 million pre-tax loss in 2007, 2006 and 2005, respectively.  The gain during 2007 on these embedded derivatives was the result of spread widening, partially offset by lower interest rates.  The loss during 2006 was primarily the result of decreasing interest rates during the second half of 2006. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes offset the gains or losses on these embedded derivatives.

•
During 2005, the Company began marketing equity indexed annuities.  Effective January 1, 2007, the Company adopted FASB SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”) and elected the fair value option for valuing the reserve liabilities associated with the Company’s EIA product.  Under SFAS No. 155, the entire reserve liability is valued using fair value, whereas prior to the adoption of SFAS No. 155, the embedded derivative was bifurcated and valued under SFAS No. 133 guidance and the annuity host contract was valued under SFAS No. 97. Prior to 2007, under SFAS No.133, the equity market component, where interest credited to the contracts was linked to the performance of the S&P 500® index, was considered an embedded derivative.  The change in fair value of the embedded derivative resulted in a $5.7 million pre-tax loss and a $0.6 million pre-tax loss in 2006 and 2005, respectively.  The Company utilized S&P 500® options to mitigate the risk associated with equity indexed annuity contracts.  The Company recognized a $0.5 million pre-tax gain, $2.9 million pre-tax gain and a $0.2 million pre-tax gain on its S&P 500® options in 2007, 2006 and 2005, respectively.

•
During 2007, the Company began marketing certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider.  Under SFAS No. 133, the GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.  The change in fair value of the embedded derivative resulted in a $0.5 million pre-tax loss in 2007.

•
During 2007, the Company entered into credit default swaps to enhance the return on its investment portfolio.  The Company recognized a $3.3 million pre-tax gain in 2007 from the change in the swaps' fair value and positions closed.

Policyholder Liabilities, Revenues and Benefits Expense

    Traditional Life, Health, and Credit Insurance Products

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

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.  Reserve investment yield assumptions on December 31, 2007 range from approximately 5.0% to 7.0%.  The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.  Policy claims are charged to expense in the period in which the claims are incurred.

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	2007	2006	2005
	(Dollars In Thousands)
Balance beginning of year	$167,757	$134,104	$135,015
Less: reinsurance	59,654	61,655	66,788
Net balance beginning of year	108,103	72,449	68,227
Incurred related to:
Current year	447,752	395,873	258,138
Prior year	(13,619)	(9,685)	(2,247)
Total incurred	434,133	386,188	255,891
Paid related to:
Current year	360,308	304,177	208,832
Prior year	57,270	55,349	42,837
Total paid	417,578	359,526	251,669
Other changes:
Acquisition and reserve transfers	-	8,992	-
Net balance end of year	124,658	108,103	72,449
Add: reinsurance	113,011	59,654	61,655
Balance end of year	$237,669	$167,757	$134,104

Universal Life and Investment Products

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies.  Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders.  Such fees are recognized when assessed and earned.  Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances.  Interest rates credited to universal life products ranged from 3.0% to 12.6% and investment products ranged from 2.25% to 7.25% in 2007.

The Company’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

   Effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, related to its equity indexed annuity product. SFAS 155 requires that the Company record the liability related to this block of business at fair value at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations.

The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on our variable annuity products.  The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets.  The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Future declines in the equity market would increase our GMDB liability.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.  Our GMDB as of December 31, 2007, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003.  As of December 31, 2007, our net GMDB liability held was $0.6 million.

The Company also establishes liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on its variable annuity products.  The GMWB is valued in accordance with SFAS 133 which requires the liability to be marked-to-market using current implied volatilities for the equity indices.  The methods used to estimate the liabilities employ assumptions, primarily about mortality and lapses, equity market and interest returns and market volatility.  The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.

    Property and Casualty Insurance Products

Property and casualty insurance products include service contract business, surety bonds, residual value insurance, guaranteed asset protection (“GAP”), credit-related coverages, and inventory protection products.  Premiums for service contracts and GAP products are recognized based on expected claim patterns.  For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis.  Fee income from providing administrative services is recognized as earned when the related services are performed.  Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy.  Benefit reserves are recorded when insured events occur.  Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to us as of the balance sheet date.  The case basis reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors.  These assumptions are modified as necessary to reflect anticipated trends.

Reinsurance

   The Company uses reinsurance extensively in certain of its segments. The following summarizes some of the key aspects of the Company’s accounting policies for reinsurance:

   Reinsurance Accounting Methodology -  The Company accounts for reinsurance under the provisions of SFAS 133.  The methodology for accounting for the impact of reinsurance on the Company’s life insurance and annuity products is determined by whether the specific products are subject to SFAS 60 or SFAS 97.

   The Company’s traditional life insurance products are subject to SFAS 60 and the recognition of the impact of reinsurance costs on the Company’s financial statements reflect the requirements of that pronouncement. Ceded premiums are treated as an offset to direct premium and policy fee revenue and are recognized when due to the assuming company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable financial reporting period. Expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the “ultimate” or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances is treated as an offset to direct amortization of deferred policy acquisition costs or value of business acquired (“VOBA”). Amortization of deferred expense allowances is calculated as a level percentage of expected premiums in all durations given expected future lapses and mortality and accretion due to interest.

   The Company’s short duration insurance contracts (primarily issued through the Asset Protection segment) are also subject to SFAS 60 and the recognition of the impact of reinsurance costs on the Company’s financial statements also reflect the requirements of that pronouncement.  Reinsurance allowances include such acquisition costs as commissions and premium taxes.  A ceding fee is also collected to cover other administrative costs and profits for the Company.  Reinsurance allowances received are capitalized and charged to expense in proportion to premiums earned.  Ceded unamortized acquisition costs are netted with direct unamortized acquisition costs in the balance sheet.

   The Company’s universal life, variable universal life, bank-owned life insurance (“BOLI”), and annuity products are subject to SFAS 97 and the recognition of the impact of reinsurance costs on the Company’s financial statements reflect the requirements of that pronouncement.  Ceded premiums and policy fees on SFAS 97 products reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period. Commission and expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the “ultimate” or final level allowance are capitalized.   Amortization of capitalized reinsurance expense allowances are amortized based on future expected gross profits according to SFAS 97. Unlike with SFAS 60 products, assumptions for SFAS 97 regarding mortality, lapses and interest are continuously reviewed and may be periodically changed. These changes will result in “unlocking” which change the balance in the ceded deferred amortization cost and can affect the amortization of deferred acquisition cost and VOBA. Ceded unearned revenue liabilities are also amortized based on expected gross profits. Assumptions for SFAS 97 products are based on the best current estimate of expected mortality, lapses and interest spread. The Company complies with AICPA Statement of Position 03-1 which impacts the timing of direct and ceded earnings on certain blocks of the Company’s SFAS 97 business.

   Reinsurance Allowances - The amount and timing of reinsurance allowances (both first year and renewal allowances) are contractually determined by the applicable reinsurance contract and may or may not bear a relationship to the amount and incidence of expenses actually paid by the ceding company.  Many of the Company’s reinsurance treaties do, in fact, have ultimate renewal allowances that exceed the direct ultimate expenses.  Additionally, allowances are intended to reimburse the ceding company for some portion of the ceding company’s commissions, expenses, and taxes.  As a result, first year expenses paid by the Company may be higher than first year allowances paid by the reinsurer, and reinsurance allowances may be higher in later years than renewal expenses paid by the Company.

   The Company recognizes allowances according to the prescribed schedules in the reinsurance contracts, which may or may not bear a relationship to actual expenses incurred by the Company.  A portion of these allowances is deferred while the non-deferrable allowances are recognized immediately as a reduction of other operating expenses.  The Company's practice is to defer reinsurance allowances in excess of the ultimate allowance.  This practice is consistent with the Company's practice of capitalizing direct expenses.  While the recognition of reinsurance allowances is consistent with U.S. GAAP, in some cases non-deferred reinsurance allowances may exceed non-deferred direct costs, which may cause net other operating expenses to be negative.

   Ultimate reinsurance allowances are defined as the lowest allowance percentage paid by the reinsurer in any policy duration over the lifetime of a universal life policy (or through the end of the level term period for a traditional life policy).  The Company determines ultimate allowances as the final amount to be paid over the life of a contact after higher acquisition related expenses (whether first year or renewal) are completed.  Ultimate reinsurance allowances are determined by the reinsurer and set by the individual contract of each treaty during the initial negotiation of each such contract.  Ultimate reinsurance allowances and other treaty provisions are listed within each treaty and will differ between agreements since each reinsurance contract is a separately negotiated agreement.  The Company uses the ultimate reinsurance allowances set by the reinsurers and contained within each treaty agreement to complete its accounting responsibilities.

   Amortization of Reinsurance Allowances - Reinsurance allowances do not affect the methodology used to amortize DAC and VOBA, or the period over which such DAC and VOBA are amortized.  Reinsurance allowances offset the direct expenses capitalized, reducing the net amount that is capitalized.  The amortization pattern varies with changes in estimated gross profits arising from the allowances.  DAC and VOBA on SFAS 60 policies are amortized based on the pattern of estimated gross premiums of the policies in force.  Reinsurance allowances do not affect the gross premiums, so therefore they do not impact SFAS 60 amortization patterns.  DAC and VOBA on SFAS 97 products are amortized based on the pattern of estimated gross profits of the policies in force.  Reinsurance allowances are considered in the determination of estimated gross profits, and therefore do impact SFAS 97 amortization patterns.

   Reinsurance Liabilities - Claim liabilities and policy benefits are calculated consistently for all policies in accordance with U.S. GAAP, regardless of whether or not the policy is reinsured.  Once the claim liabilities and policy benefits for the underlying policies are estimated, the amounts recoverable from the reinsurers are estimated based on a number of factors including the terms of the reinsurance contracts, historical payment patterns of reinsurance partners, and the financial strength and credit worthiness of reinsurance partners.  Liabilities for unpaid reinsurance claims are produced from claims and reinsurance system records, which contain the relevant terms of the individual reinsurance contracts. The Company monitors claims due from reinsurers to ensure that balances are settled on a timely basis. Incurred but not reported claims are reviewed by the Company’s actuarial staff to ensure that appropriate amounts are ceded.

   The Company analyzes and monitors the credit worthiness of each of its reinsurance partners to minimize collection issues. For newly executed reinsurance contracts with reinsurance companies that do not meet predetermined standards, the Company requires collateral such as assets held in trusts or letters of credit.

Components of Reinsurance Cost - The following income statement lines are affected by reinsurance cost:

   Premiums and policy fees (“reinsurance ceded” on the Company’s financial statements) represent consideration paid to the assuming company for accepting the ceding company’s risks. Ceded premiums and policy fees increase reinsurance cost.

   Benefits and settlement expenses include incurred claim amounts ceded and changes in policy reserves. Ceded benefits and settlement expenses decrease reinsurance cost.

   Amortization of deferred policy acquisition cost and VOBA reflects the amortization of capitalized reinsurance allowances.  Ceded amortization decreases reinsurance cost.

   Other expenses include reinsurance allowances paid by assuming companies to the Company less amounts capitalized.  Non-deferred reinsurance allowances decrease reinsurance cost.

   The Company’s reinsurance programs do not materially impact the other income line of the Company’s income statement. In addition, net investment income generally has no direct impact on the Company’s reinsurance cost. However, it should be noted that by ceding business to the assuming companies, the Company forgoes investment income on the reserves ceded to the assuming companies. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business assumed from the Company.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Income tax provisions are generally based on income reported for financial statement purposes.  Deferred income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes.  Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses.

New Accounting Pronouncements

   Statement of Position 05-1.  Effective January 1, 2007, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB SFAS No. 97.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract.  Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and any unamortized DAC, unearned revenue and deferred sales charges must be written off.  The Company recorded no cumulative effect adjustment related to this adoption and does not expect it to have a material impact on its ongoing financial position or results of operations.

   SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.  Effective January 1, 2007, the Company adopted FASB SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.  SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest only (“IO”) strips and principal only (“PO”) strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended), to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The adoption of SFAS 155 resulted in a positive cumulative effect adjustment to opening retained earnings of approximately $2.0 million ($1.3 million net of taxes), related to the Company’s equity indexed annuity product line.

   SFAS No. 156 - Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.  In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement 140.  SFAS 156 amends SFAS 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.  Additionally, SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities.  The statement is effective for fiscal years beginning after September 15, 2006, and therefore the Company adopted the standard effective January 1, 2007.  This standard did not have a material impact on the Company’s  financial position or results of operations.

   FASB Interpretation No. 48.  Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return and provides guidance on disclosure.  Additionally, this interpretation requires, in order for us to recognize a benefit in our financial statements from a given tax position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that tax position.  In making this analysis, the Company must assume that the taxing authority is fully informed of all of the facts regarding this issue.  As a result of the implementation of FIN 48, the Company recognized a $0.9 million decrease in the liability for unrecognized income tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance.  For additional information regarding FIN 48 and the effects on the Company’s financial statements, see Note 15 – Income Taxes.

   SFAS No. 157 - Fair Value Measurements.  In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The standard will be effective for us beginning January 1, 2008.  Relative to SFAS 157, the FASB proposed FASB Staff Positions (FSP) 157-a, 157-b, and 157-c. FSP 157-a amends SFAS 157 to exclude Financial Accounting Standards No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities.   Public comments on FSP 157-a and 157-b were due in January 2008, while public comments on FSP 157-c are due in February 2008.  Based upon pronouncements issued to date, SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

   SFAS No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends FASB SFAS No. 87, Employers’ Accounting for Pension, FASB SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, FASB SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and FASB SFAS No. 132(R), Employers’ Disclosures About Pensions and Other Postretirement Benefits.  SFAS 158 requires that the funded status of defined benefit postretirement plans be fully recognized on the statement of financial position, and requires the recognition of changes in the funded status of such plans in the year in which the changes occur through comprehensive income.  Additionally, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  SFAS 158 is effective for fiscal years ending after December 15, 2006 and therefore the Company has adopted this standard as of December 31, 2006.  This standard was adopted prospectively, and as a result, prior periods were not restated.  The adoption of this standard resulted in a net fund asset of $5.8 million related to the Company’s defined benefit pension plan and a net fund liability of $25.2 million related to its unfunded excess benefits plan as of December 31, 2006.

   SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This standard permits entities to choose to measure eligible financial assets and financial liabilities at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The standard will be effective for us beginning January 1, 2008.  The Company does not expect to elect the fair value option for any financial assets or financial liabilities. As a result, the Company does not believe this standard will have a significant impact on its consolidated results of operations and financial position.

   SFAS No. 141R - Business Combinations.  In December of 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This standard is a revision to the original standard and continues the movement toward a greater use of fair values in financial reporting. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company's acquisition strategy.   FAS 141(R) will also impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of this standard. Thus, companies that have goodwill from an acquisition that closed prior to the effective date of the Standard will need to understand the provisions of FAS 141(R) regardless of whether they intend to have future acquisitions. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

   SFAS No. 160 - Noncontrolling Interests in Consolidated Financial Statements.  In December of 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). The Company does not expect this standard to have a significant impact on its consolidated results of operations or financial position.

Reclassifications

   Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year.  Such reclassifications had no effect on previously reported net income or shareowners’ equity.  Included in these reclassifications is a change in the Consolidated Statements of Cash Flows to remove the effects of policy fees assessed on universal life and investment products from financing activities.  While this had no effect on total cash flow, for the year ended December 31, 2005, net cash provided by operating activities was decreased and net cash provided by financing activities was increased by $421.4 million.

3.	ACQUISITION ACTIVITY

Chase Insurance Group Acquisition

   On July 3, 2006, Protective Life Protective Life, the Company’s largest operating subsidiary, completed the acquisition contemplated by the Stock Purchase Agreement.  Pursuant to that agreement with JPMorgan Chase & Co. (“JPMC”) and two of its wholly owned subsidiaries (collectively, the “Sellers”), Protective Life and its subsidiary West Coast Life Insurance Company purchased from the Sellers the Chase Insurance Group, which consisted of five insurance companies that manufacture and administer traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”) for a net purchase price of $873.5 million.  The Chase Insurance Group historically was headquartered in Elgin, Illinois, and offered primarily level premium term and other traditional life products, as well as fixed and variable annuity products.  The Chase Insurance Group’s results of operations were included in the Company’s consolidated results of operations beginning July 3, 2006.

   This transaction was accounted for under the purchase method of accounting prescribed by FASB SFAS No. 141, Business Combinations.  SFAS 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date.  The allocation of the $873.5 million aggregate purchase price to the specific identifiable tangible and intangible assets and liabilities is as follows:

Fair Value
as of July 3, 2006
(Dollars In Thousands)
ASSETS
Investments	$6,784,023
Policy loans	380,608
Cash	392,493
Accrued investment income	88,069
Accounts and premiums receivable, net	14,342
Reinsurance receivable	1,093,633
Value of business acquired	739,856
Goodwill	32,007
Other assets	25,214
Intangible assets	3,200
Deferred tax asset	13,290
Assets related to separate accounts	110,073
Total assets	9,676,808
LIABILITIES
Policy liabilities and accrual	2,704,790
Annuity account balances	5,528,849
Other policyholders' funds	273,805
Other liabilities	161,309
Accrued income taxes	24,445
Liabilities related to separate accounts	110,073
Total liabilities	8,803,271

NET ASSETS ACQUIRED	$873,537
   The Chase Insurance Group acquisition was funded through the issuance of $200 million of capital securities (see Note 9, Debt and Other Obligations) together with cash.  The capital securities will mature and become due and payable, together with any accrued and unpaid interest thereon, on June 30, 2066.

   Immediately after the closing of the acquisition, the Company entered into agreements with Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) and Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, the “Wilton Re Group”), whereby CALIC reinsured 100% of the variable annuity business of the Chase Insurance Group and the Wilton Re Group reinsured approximately 42% of the other insurance business of the Chase Insurance Group.  The Company received aggregate ceding commissions of approximately $330.5 million from these transactions.

   The $32.0 million of goodwill was assigned to the Acquisitions Segment.  $114.5 million of goodwill is expected to be deductible for tax purposes.

   Certain of the reinsurance agreements with CALIC and the Wilton Re Group are in the form of modified coinsurance (“Modco”) agreements.  Certain of our investments supporting these agreements, consisting of primarily fixed income securities in designated portfolios, are designated as “trading securities” under U.S. GAAP.  Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are included in net income as realized investment gains (losses) as they occur.  These amounts are substantially offset by changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements.

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
   This transaction was accounted for under the purchase method of accounting prescribed by SFAS 141.  Western General’s results of operations are included in our consolidated results of operations beginning July 1, 2006.  The purchase price for Western General was $33.0 million, and was subject to contingent consideration based on future performance. During 2007, a $4.3 million contingent payment was made related to the purchase of Western General, thereby increasing goodwill.

   The fair value of Western General’s net assets acquired was $14.2 million.  Goodwill of $18.8 million was originally recorded from the excess of purchase price over the fair value of Western General’s net assets.  This goodwill was allocated to the Asset Protection segment.  The Company paid a premium over the fair value of Western General’s net assets for a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition including, but not limited to, the following:

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

Fair Value
as of July 1, 2006
(Dollars In Thousands)
ASSETS
Investments	$18,571
Cash	1,873
Accrued investment income	114
Accounts and premiums receivable, net	16,924
Value of business acquired and other intangible assets	12,650
Goodwill	18,813
Property and equipment	450
Other assets	9,990
Income tax receivable	41
Deferred income taxes	2,735
Total assets	82,161
LIABILITIES
Policy liabilities and accrual	39,596
Other liabilities	9,607
Total liabilities	49,203

NET ASSETS ACQUIRED	$32,958

   The $18.8 million of goodwill was assigned to the Asset Protection Segment, and of this amount, approximately $10.4 million is expected to be deductible for tax purposes.  During 2007, the goodwill amount was increased to $23.1 million as a result of contingent consideration related to the purchase.

Pro forma Condensed Consolidated Results of Operations

   The following (unaudited) pro forma condensed consolidated results of operations assume that the acquisitions of both the Chase Insurance Group and Western General were completed as of January 1, 2006 and 2005:

	For the Year Ended
	December 31,
	2006	2005
	(Dollars In Thousands)
Revenue	$2,921,735	$2,616,302

Net income	300,742	299,866

Net income per common share:
Basic	$4.25	$4.25
Diluted	$4.21	$4.20

   The pro forma information above is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.	INVESTMENT OPERATIONS

   Major categories of net investment income for the years ended December 31 are summarized as follows:

	2007	2006	2005
	(Dollars In Thousands)
Fixed maturities	$1,312,872	$1,099,343	$902,548
Equity securities	3,208	6,265	4,688
Mortgage loans	308,262	268,380	257,914
Investment real estate	3,784	389	2,371
Short-term investments and other	94,299	108,809	60,052
	1,722,425	1,483,186	1,227,573
Investment expenses	46,491	63,408	47,071
	$1,675,934	$1,419,778	$1,180,502

   Net realized investment gains (losses) for all other investments for the years ended December 31 are summarized as follows:

	2007	2006	2005
	(Dollars In Thousands)
Fixed maturities	$124	$17,139	$44,248
Equity securities	5,900	289	204
Mark to market - Modco trading portfolio	(989)	66,363	-
Mortgage loans and other investments	3,567	20,293	4,941
	$8,602	$104,084	$49,393

   In 2007, gross gains on investments available for sale (fixed maturities, equity securities, and short-term investments) were $18.4 million, and gross losses were $12.3 million.  In 2006, gross gains on investments available for sale (fixed maturities, equity securities, and short-term investments) were $57.3 million, and gross losses were $39.9 million.  In 2005, gross gains were $84.9 million, and gross losses were $40.4 million.

   The amortized cost and estimated market value of the Company’s investments classified as available for sale at December 31 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(Dollars In Thousands)
2007
Fixed maturities:
Bonds
Mortgage-backed securities	$7,952,805	$45,834	$(91,749)	$7,906,890
United States Government and authorities	113,248	1,020	(5)	114,263
States, municipalities, and political subdivisions	34,743	4,379	(8)	39,114
Public utilities	1,636,832	40,456	(45,252)	1,632,036
Convertibles and bonds with warrants	231	39	(43)	227
All other corporate bonds	9,697,425	239,836	(254,256)	9,683,005
Redeemable preferred stocks	86	-	(8)	78
	19,435,370	331,564	(391,321)	19,375,613
Equity securities	107,129	5,172	(527)	111,774
Short-term investments	1,169	-	-	1,169
	$19,543,668	$336,736	$(391,848)	$19,488,556
2006
Fixed maturities:
Bonds
Mortgage-backed securities	$6,566,588	$37,784	$(63,613)	$6,540,759
United States Government and authorities	966,904	4,185	(4,959)	966,130
States, municipalities, and political subdivisions	76,135	1,842	(179)	77,798
Public utilities	1,578,993	44,526	(29,280)	1,594,239
Convertibles and bonds with warrants	231	11	(41)	201
All other corporate bonds	8,108,823	235,236	(97,467)	8,246,592
Redeemable preferred stocks	86	-	(1)	85
	17,297,760	323,584	(195,540)	17,425,804
Equity securities	121,823	7,171	(299)	128,695
Short-term investments	1,069,937	-	-	1,069,937
	$18,489,520	$330,755	$(195,839)	$18,624,436

   At December 31, 2007 and 2006, the Company had an additional $4.0 billion and $3.9 million, respectively, of fixed maturities, $5.3 million and $0, respectively, of equities, and $67.0 million and $311.1 million, respectively, of short-term investments classified as trading securities.

   The amortized cost and estimated market value of available for sale fixed maturities at December 31, 2007, by expected maturity, are shown as follows.  Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

	Estimated	Estimated
	Amortized	Market
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$618,096	$618,473
Due after one year through five years	3,995,463	4,068,244
Due after five years through ten years	5,382,167	5,308,317
Due after ten years	9,439,644	9,380,579
	$19,435,370	$19,375,613

   Each quarter the Company reviews investments with unrealized losses and test for other-than-temporary impairments.  The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) our intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures considered.  Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value.  During 2007, 2006, and 2005, the Company recorded other-than-temporary impairments in our investments of $0.1 million, $5.7 million, and $11.8 million, respectively.

   The following table shows our investments’ gross unrealized losses and fair value that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007:

	Less Than 12 Months		12 Months or More	Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Mortgage-backed securities	$2,268,610	$(56,361)	$2,411,856	$(35,389)	$4,680,466	$(91,750)
US government	376	(3)	627	(2)	1,003	(5)
States, municipalities, etc.	490	(1)	520	(7)	1,010	(8)
Public utilities	369,058	(22,968)	422,377	(22,284)	791,435	(45,252)
Convertibles bonds	-	-	45	(43)	45	(43)
Other corporate bonds	3,050,313	(152,879)	1,227,736	(101,376)	4,278,049	(254,255)
Equities	680	(156)	1,040	(379)	1,720	(535)
	$5,689,527	$(232,368)	$4,064,201	$(159,480)	$9,753,728	$(391,848)

   For mortgage-backed securities in an unrealized loss position for greater than 12 months, $8.4 million of the $35.4 million unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. These losses relate primarily to market illiquidity as opposed to underlying credit concerns. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments.  The public utilities category has gross unrealized losses greater than 12 months of $22.3 million, while the other corporate bonds category has gross unrealized losses greater than 12 months of $101.4 million at December 31, 2007. These losses relate primarily to the widening of credit spreads as treasury rates declined during the year. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments.  Positive factors considered include credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information including our ability and intent to hold these securities to recovery.  The Company does not consider these unrealized loss positions to be other than temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered.

   The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Mortgage-backed securities	$1,132,093	$(4,070)	$3,006,114	$(59,545)	$4,138,207	$(63,615)
US government	873,248	(3,923)	41,705	(1,036)	914,953	(4,959)
States, municipalities, etc.	1,617	(7)	1,087	(8)	2,704	(15)
Public utilities	347,289	(9,553)	353,219	(19,728)	700,508	(29,281)
Convertibles bonds	-	-	47	(41)	47	(41)
Other corporate bonds	1,512,521	(34,495)	1,369,328	(63,132)	2,881,849	(97,627)
Equities	147	(59)	3,360	(242)	3,507	(301)
	$3,866,915	$(52,107)	$4,774,860	$(143,732)	$8,641,775	$(195,839)

   At December 31, 2007 and 2006, the Company had bonds which were rated less than investment grade of $794.0 million and $319.0 million, respectively, having an amortized cost of $861.4 million and $325.3 million, respectively.  Not included in these less than investment grade bonds at December 31, 2007 and 2006, are $39.0 million and $32.3 million, respectively, of securities in our trading securities portfolio.  At December 31, 2007, approximately $26.1 million of the bonds rated less than investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations.  Approximately $268.3 million of the below investment grade bonds are not publicly traded.

   The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available for sale, for the years ended December 31 is summarized as follows:

	2007	2006	2005
	(Dollars In Thousands)
Fixed maturities	$(122,077)	$(112,573)	$(257,383)
Equity securities	(1,448)	555	2,032

   The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time.  The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary.  At December 31, 2007, securities with a market value of $400.0 million were loaned under these agreements.  As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral.  As of December 31, 2007, collateral related to these agreements equaled $410.1 million.

   At December 31, 2007, all of the Company’s mortgage loans were commercial loans of which 65% were retail, 14% were office buildings, 10% were apartments, 8% were warehouses, and 3% were other.  The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties.  No single tenant’s leased space represents more than 2.8% of mortgage loans.  Approximately 74% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Georgia, Tennessee, Alabama, Florida, South Carolina, Utah, North Carolina, Indiana, Ohio, California, and Virginia.  At December 31, 2007, the average mortgage loan was $2.2 million, and the weighted average interest rate was 6.25%.  The largest single mortgage loan was $21.8 million.

   Many of the mortgage loans have call provisions between 3 and 10 years.  Assuming the loans are called at their next call dates, approximately $55.5 million would become due in 2008, $505.7 million in 2009 through 2012, $764.0 million in 2013 through 2017, and $261.5 million thereafter.
   For several years the Company has offered a type of commercial mortgage loan under which it will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate.  As of December 31, 2007 and 2006, approximately $627.0 million and $493.0 million, respectively, of the Company’s mortgage loans have this participation feature.

   At December 31, 2007 and 2006, the Company’s problem mortgage loans (over sixty days past due) and foreclosed properties totaled $7.5 million and $15.8 million, respectively.  Since our mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate.  At December 31, 2007 and 2006, the Company had an allowance for mortgage loan credit losses of $0.5 million and $0.5 million, respectively.  This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

   Certain investments, consisting of fixed maturities, equities, and investment real estate, with a carrying value of $8.1 million were non-income producing for the twelve months ended December 31, 2007.

   At December 31, 2007 and 2006, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $929.1 million and $173.4 million, respectively.  See Note 10, Commercial Mortgage Securitizations, for more information on the mortgage loan securitization the Company completed during 2007.

   Policy loan interest rates generally range from 3.0% to 12.0%.

5.	DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESSES ACQUIRED

Deferred policy acquisition costs

   The balances and changes in DAC as of December 31, are as follows:

	2007	2006
	(Dollars In Thousands)
Balance, beginning of period	$2,084,639	$1,735,533
Capitalization of commissions, sales, and issue expenses	415,468	425,946
Amortization	(236,399)	(167,377)
Change in unrealized investment gains and losses	51,106	90,537
Other	(3,276)	-
Balance, end of period	$2,311,538	$2,084,639

Value of businesses acquired

   The balances and changes in VOBA as of December 31, are as follows:

	2007	2006
	(Dollars In Thousands)
Balance, beginning of period	$1,114,096	$436,455
Acquisitions	59,040	751,992
Amortization	(94,181)	(58,426)
Change in unrealized investment gains and losses	9,989	(16,052)
Other	11	127
Balance, end of period	$1,088,955	$1,114,096

   The expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2008	$90,035
2009	83,344
2010	77,593
2011	74,414
2012	65,402

6.	GOODWILL

   The changes in the carrying amount of goodwill by segment are as follows:

	Life		Asset	Corporate	Total
	Marketing	Acquisitions	Protection	and Other	Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2005	$10,354	$-	$38,986	$83	$49,423
Goodwill acquired in current
period acquisition	-	32,007	18,813	-	50,820
Contingent payment related to
prior acquisition	-	-	236	-	236
Balance as of December 31, 2006	10,354	32,007	58,035	83	100,479
Contingent payment related to
prior acquisition	-	-	4,315	-	4,315
Purchase price adjustments	-	16,300	-	-	16,300
Sale of Matrix Direct	(162)	-	-	-	(162)
Tax benefit of excess tax goodwill	-	(3,566)	-	-	(3,566)
Balance as of December 31, 2007	$10,192	$44,741	$62,350	$83	$117,366

   During 2007, the Company increased its goodwill balance by approximately $16.3 million and $4.3 million respectively, related to the acquisitions of the Chase Insurance Group and Western General.  The $0.2 million decrease in the Life Marketing segment relates to the sale of a direct marketing subsidiary during the first quarter of 2007.  The $3.6 million decrease in the Acquistions segment relates to tax benefits realized during the year on the portion of tax goodwill in excess of GAAP basis goodwill.   The $32.0 million increase in 2006 in goodwill in the Acquisitions segment is related to the Chase Insurance Group acquisition discussed in Note 3, Acquisition Activity.  The $18.8 million increase in 2006 in goodwill in the Asset Protection segment is related to the Western General acquisition discussed in Note 3, Acquisition Activity.  Goodwill also increased by $0.2 million in the Asset Protection segment in 2006 due to a contingent payment related to the purchase of a small subsidiary in a prior year.

7.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

   In July 2003, AcSEC issued SOP 03-1 Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.  SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products.  In addition, it addresses the capitalization and amortization of sales inducements to contract holders.  SOP 03-1 was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of change in accounting principle amounting to $15.8 million (net of $8.5 income tax).

   The Company issues variable universal life and variable annuity products through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder.  The Company also offers, for our variable annuity products, various account value guarantees upon death.  The most significant of these guarantees involve (a) return of the highest anniversary date account value, or (b) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest.  The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments.  This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest.  Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 8.5%, mortality at 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table, lapse rates ranging from 2%-20% (depending on product type and duration), and an average discount rate of 6.5%.  Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

   The variable annuity separate account balances subject to GMDB were $2.9 billion at December 31, 2007.  The total guaranteed amount payable based on variable annuity account balances at December 31, 2007, was $134.2 million (including $112.4 million in the Annuities segment and $21.8 million in the Acquisitions segment), with a GMDB reserve of $0.6 million (including $0.3 million in the Annuities segment and $0.3 million in the Acquisitions segment).  These amounts exclude the variable annuity business of the Chase insurance Group which has been 100% reinsured to CALIC, under a Modco agreement.  The guaranteed amount payable associated with these annuities was $26.9 million and is included in the Acquisitions segment.  The average attained age of contract holders at December 31, 2007 was 60.

   Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) for the years ended December 31 was as follows:

	2007	2006	2005
	(Dollars In Thousands)
Beginning balance	$2,151	$2,437	$5,020
Incurred guarantee benefits	27	1,630	184
Less: Paid guarantee benefits	1,580	1,916	2,767
Ending balance	$598	$2,151	$2,437

   Account balances of variable annuities with guarantees invested in variable annuity separate accounts as of December 31 were as follows:

	2007	2006
	(Dollars In Thousands)
Equity mutual funds	$2,626,663	$2,508,422
Fixed income mutual funds	283,838	241,707
Total	$2,910,501	$2,750,129

   Certain of our fixed annuities and universal life products have a sales inducement in the form of a retroactive interest credit (“RIC”).  In addition, certain variable annuity contracts provide a sales inducement in the form of a bonus interest credit.  In accordance with SOP 03-1, the Company maintains a reserve for all interest credits earned to date.  The Company defers the expense associated with the RIC and bonus interest credits each period and amortize these costs in a manner similar to that used for DAC.

   Activity in our deferred sales inducement asset for the years ended December 31 was as follows:

	2007	2006	2005
	(Dollars In Thousands)
Deferred asset, beginning of period	$59,040	$39,311	$28,618
Amounts deferred	23,514	30,124	17,182
Amortization	(14,818)	(10,395)	(6,489)
Deferred asset, end of period	$67,736	$59,040	$39,311

8.	REINSURANCE

   The Company reinsures certain of our risks with (cedes), and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements.  Under yearly renewable term agreements, the Company reinsures only the mortality risk, while under coinsurance, we reinsure a proportionate part of all risks arising under the reinsured policy.  Under coinsurance, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments.  Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies.

   Reinsurance ceded arrangements do not discharge us as the primary insurer.  Ceded balances would represent a liability of ours in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements.  The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of our reinsurers.  At December 31, 2007, we had reinsured approximately 69.5% of the face value of our life insurance in force.  The Company has reinsured approximately 31.8% of the face value of its life insurance in force with the following three reinsurers:

•	Swiss Re Life & Health America Inc.
•	Security Life of Denver Insurance Co. (currently administered by Scottish Re)
•	Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

    These reinsurers had a minimum Standard & Poor’s rating of AA- and a minimum A. M. Best rating of A+ as of December 31, 2007.  The Company has not experienced any credit losses for the years ended December 31, 2007, 2006, or 2005 related to these reinsurers.  The Company set a limit on the amount of insurance retained on the life of any one person.  In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life.  The Company’s maximum retention for newly issued universal life products is $1,000,000.

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

   The following table presents the net life insurance in-force as of December 31:

	2007	2006	2005
	(Dollars In Millions)
Direct life insurance in-force	$747,423	$700,268	$443,923
Amounts assumed from other companies	17,759	24,226	23,211
Amounts ceded to other companies	(531,985)	(576,791)	(393,605)
Net life insurance in-force	$233,197	$147,703	$73,529

Percentage of amount assumed to net	8%	16%	32%

   The following table reflects the effect of reinsurance on life insurance premiums written and earned for the years ended December 31:

	2007	2006	2005
	(Dollars In Millions)
Direct premiums	$2,120	$1,739	$1,370
Reinsurance assumed	124	76	222
Reinsurance ceded	(1,390)	(1,104)	(1,065)
Net premiums	$853	$711	$527

Percentage of amount assumed to net	15%	11%	42%

   The Company has also reinsured accident and health risks representing $34.8 million, $45.5 million, and $43.9 million of premium income, while the Company has assumed accident and health risks representing $5.3 million $8.5 million, and $4.1 million of premium income for 2007, 2006, and 2005, respectively.  In addition, the Company reinsured property and casualty risks representing $174.9 million, $221.5 million, and $118.3 million of premium income, while the Company assumed property and casualty risks representing $70.7 million, $109.5 million, and $13.4 million of premium income for 2007, 2006, and 2005, respectively.

   In 2007 and 2006, policy and claim reserves relating to insurance ceded of $5.1 billion and $4.6 billion, respectively, are included in reinsurance receivables.  Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims.  As of December 31, 2007 and 2006, the Company had paid $101.0 million and $51.7 million, respectively, of ceded benefits which are recoverable from reinsurers.  In addition, at December 31, 2007 and 2006, the Company had receivables of $64.7 million and $65.7 million, respectively, related to insurance assumed.

   During 2006, the Company recorded $27.1 million of bad debt charges related to our Lender’s Indemnity product line.  These bad debt charges followed the bankruptcy filing related to CENTRIX Financial LLC (“CENTRIX”), the originator and servicer of the business, and are the result of the Company’s assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program.  The product guarantees to the lender, primarily credit unions, the difference between a value calculated based on the estimated or actual market value of a vehicle and the outstanding balance of a loan in the event the vehicle is repossessed or sold because the loan is in default.  The Company ceased offering the Lender’s Indemnity product in 2003.  In the short term, CENTRIX is expected to continue to operate as debtor in possession and service the outstanding loans.  The Company has increased reserves for the remaining business based on the expectation that the frequency and severity of losses will be greater than previously assumed.  These assumptions will be analyzed and updated as the business continues to run off.

   The Company’s third-party reinsurance receivables amounted to $5.1 billion and $4.6 billion at December 31, 2007 and 2006, respectively.  These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers.  The following table sets forth the amount attributable to significant reinsurance.

	As of December 31,
	2007			2006
	Reinsurance	A.M. Best		Reinsurance	A.M. Best
	Receivable	Rating		Receivable	Rating
	(Dollars In Millions)
Swiss Re Life & Health America, Inc.	$532.9	A	+	$517.9	A	+
Security Life of Denver Insurance Co.	457.9	A	+	387.0	A	+
Lincoln National Life Insurance Co.	430.2	A	+	358.3	A	+
Transamerica Life Insurance Co.	389.6	A	+	377.6	A	+
Employers Reassurance Corp.	367.7	A	-	440.9	A	-
American United Life	293.6	A		304.6	A
Scottish Re (U.S.), Inc.	265.8	B		259.0	B	+
RGA Reinusrance Co.	205.6	A	+	219.7	A	+
Canada Life Assurance Company	191.8	A	+	185.2	A	+
XL Life Ltd.	172.9	A		166.8	A	+

   The Company’s reinsurance contracts typically do not have a fixed term.  In general, the reinsurers’ ability to terminate coverage for existing cessions is limited to such circumstance as material breach of contract or non-payment of premiums by the ceding company. The reinsurance contracts generally contain provisions intended to provide the ceding company with the ability to cede future business on a basis consistent with historical terms.  However, either party may terminate any of the contracts with respect to future business upon appropriate notice to the other party.

   Generally, the reinsurance contracts do not limit the overall amount of the loss that can be incurred by the reinsurer.  The amount of liabilities ceded under contacts that provide for the payment of experience refunds is immaterial.

   Most of the Company’s ceded reserves are under contracts covering closed blocks of business reinsured on a coinsurance basis.  Typically 10-20% of the liabilities are retained with the balance reinsured to a pool consisting of several reinsurers.

9.	DEBT AND OTHER OBLIGATIONS

Long-Term Debt and Subordinated Debt Securities

    Long-term debt and subordinated debt securities at December 31 are summarized as follows:

	2007	2006
	(Dollars In Thousands)
Long-term debt (year of issue):
Notes payable to banks	$-	$64,600
7.45% Medium-Term Notes (1996), due 2011	9,852	9,852
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
6.40% Senior Notes (2007), due 2018	150,000	-
Mortgage notes on investment real estate	-	4,680
Total long-term debt	$559,852	$479,132
Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$103,093	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	118,557	118,557
6.12% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
7.25% Capital Securities (2006), due 2066, callable 2011	200,000	200,000
Total subordinated debt securities	$524,743	$524,743

   Future maturities of long-term debt and subordinated debt securities are $9.9 million in 2011 and $1.1 billion in years after 2011.

   Under a revolving line of credit arrangement due July 30, 2009, the Company has the ability to borrow up to $200 million on an unsecured basis at an interest rate of LIBOR plus 0.30%.  No compensating balances are required to maintain the line of credit.  This arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on indebtedness incurred by us and our subsidiaries.  Additionally, we, on a consolidated basis, cannot incur debt in excess of 40% of its total capital.  At December 31, 2007, the Company did not have an outstanding balance under this arrangement.  The Company was in compliance with all financial debt covenants as of December 31, 2007.

   Limited amounts of the 7.45% Medium-Term Notes may be redeemed upon the death of the beneficial owner of the notes.

   The Company has also accessed capital from subordinated debt securities issued to wholly owned subsidiary trusts.  Securities currently outstanding were offered through a series of trusts (PLC Capital Trust III, PLC Capital Trust IV, and PLC Capital Trust V).  These trusts were formed solely to issue preferred securities (TOPrS) and use the proceeds thereof to purchase our subordinated debentures.  The sole assets of the trusts are these subordinated debt securities.  The Company irrevocably guarantees the principal obligations of the trusts. Under the terms of the subordinated debentures, we have the right to extend interest payment periods up to five consecutive years.  Consequently, dividends on the preferred securities may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by the trusts during any such extended interest payment period.

   In connection with the Chase Insurance Group acquisition, on July 3, 2006, we issued $200.0 million of 7.25% Capital Securities due 2066 (the "Capital Securities"), from which net proceeds of approximately $193.8 million were received.  Under the terms of the Capital Securities, the Company has the option to defer interest payments, subject to certain limitations, for periods of up to five consecutive years.  The Capital Securities are redeemable at our option on or after June 30, 2011.

   In December 2007, the Company issued a new series of debt securities of $150.0 million of 6.40% Senior Notes due 2018 (the “Senior Notes”), from which net proceeds of approximately $148.7 million were received. The Company used approximately $98.0 million of the proceeds from the offering of the Senior Notes to repay outstanding bank indebtedness. Under the terms of the Senior Notes, interest on the Senior Notes will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2008, and on the maturity date, January 15, 2018.

Liabilities Related to Variable Interest Entities

   In accordance with FIN No. 46R, Consolidation of Variable Interest Entities, the Company consolidates a special-purpose entity as well as two real estate investment companies.  The $400.0 million and $420.4 million of notes payable reported on the balance sheet as liabilities related to variable interest entities at December 31, 2007 and 2006, respectively, represent notes payable owed by these entities consolidated under FIN 46R, and are not the Company’s legal obligations.  These obligations will be repaid with cash flows generated by the separate entities’ operations.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

•
Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by Protective Life, our largest operating subsidiary, has non-recourse funding obligations which were issued under a surplus notes facility established with certain purchasers through which Golden Gate had the option to issue up to an aggregate of $600 million of non-recourse funding obligations through June 2007. On December 20, 2007, Golden Gate increased by $200 million the capacity under the surplus notes facility to an aggregate of $800 million of non-recourse funding. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by Protective Life or the Company.  The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (“Regulation XXX”).  Any payment of principal of, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law.  Under the terms of the notes, the holders of the notes cannot require repayment from the Company or any of our subsidiaries, other than Golden Gate, the direct issuer of the notes, although we have agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principal and interest on the notes).  In addition, the Company has entered into certain support agreements with Golden Gate obligating the Company to make capital contributions to Golden Gate or provide support related to certain of Golden Gate's expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate.

•
Golden Gate Captive Insurance Company pays monthly interest on its non-recourse funding obligations issued to finance XXX excess reserve requirements.  The interest rate payable is equal to one month LIBOR plus a defined spread. The maximum rate we could be required to pay under these obligations is LIBOR plus 425 basis points.

Golden Gate II Captive Insurance Company

•
During July 2007, Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by Protective Life, issued $575 million in aggregate principal amount of floating rate surplus notes due July 15, 2052 (the “Notes”).  Golden Gate II has received contingent regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate of $675 million principal amount of surplus notes (including the Notes).  The Notes are direct financial obligations of Golden Gate II and were issued to fund statutory reserves required by Regulation XXX, as clarified by Actuarial Guideline 38 (commonly known as “AXXX”).

•
Golden Gate II has reinsured from Protective Life certain universal life insurance policies with secondary guarantees on a combination coinsurance and modified coinsurance basis.  The Notes were sold for deposit into certain Delaware trusts (the “Trusts”) that issued money market securities and term securities that reset relating to money market securities after a specified period (the “Securities”).  The holders of Notes cannot require repayment from the Company, Protective Life or any of their affiliates, other than Golden Gate II, the direct issuer of the Notes.  The Company has agreed, under certain circumstances, to make certain liquidity advances to the Trusts not in excess of specified amounts of assets held in a reinsurance trust of which Protective Life is the beneficiary and Golden Gate II is the grantor in the event that the Trusts do not have sufficient funds available to fully redeem the Securities at the stated maturity date.  Our obligation to make any such liquidity advance is subject to it having a first priority security interest in the residual interest in such reinsurance trust and in the Notes.

•
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

•
The Company has experienced higher borrowing costs associated with certain of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher interest costs associated with the illiquidity of the current market for auction rate securities, as well as a negative watch placed on our guarantor by certain rating agencies.  The maximum rate we could be required to pay under these obligations is LIBOR plus 200 basis points.

   Including the Golden Gate II notes mentioned above, we (including wholly owned and consolidated subsidiaries) have issued a total of approximately $1.4 billion of non–recourse funding obligations as of December 31, 2007.  The following table shows the non-recourse funding obligations outstanding as of December 31, 2007, listed by issuer:

			Year to Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars in Thousands)
Golden Gate Captive Insurance Company	$800,000	2037	6.66%
Golden Gate II Captive Insurance Company	575,000	2052	5.87%
Total	$1,375,000

Interest Expense

   The Company uses interest rate swap agreements to convert a portion of our debt from a fixed interest rate to a floating rate.  These interest rate swap agreements do not qualify as hedges of the corresponding long-term debt or subordinated debt securities, under SFAS 133.  All net interest settlements and mark-to-market adjustments for these interest rate swap agreements are recorded as Realized investment gains (losses) - derivative financial instruments.  Interest expense on long-term debt and subordinated debt securities totaled $60.4 million, $52.1 million, and $44.8 million in 2007, 2006, and 2005, respectively.  Interest expense on other obligations, including liabilities related to variable interest entities, non-recourse funding obligations, and other temporary borrowings totaled $64.1 million, $20.6 million, and $11.6 million in 2007, 2006, and 2005, respectively. The $43.5 million increase in interest on other obligations was primarily due to the July 2007 Golden Gate II issuance of $575 million of surplus notes and the additional Golden Gate 2007 issuance of $375 million of surplus notes.

10.	COMMERCIAL MORTGAGE SECURITIZATIONS

   2007 Commercial Mortgage Securitization

   On December 19, 2007, subsidiaries of the Company entered into agreements providing for the securitization of $1.0 billion of commercial and multifamily real estate mortgage loans.   The loans were previously originated by Protective Life, and were sold to a subsidiary of Protective Life, Protective Finance Corporation (“PFC”), on December 1, 2007.  PFC transferred the mortgage loans to a trust fund in exchange for twenty-six classes of pass-through certificates representing, in the aggregate, the entire beneficial interest of the trust fund.  The certificates are direct financial obligations of the trust fund and are not guaranteed by the Company, Protective Life, PFC or their affiliates.

   Pursuant to a Certificate Purchase Agreement dated December 7, 2007 among PFC, Protective Life and a third party initial purchaser, PFC, sold one class of certificates with a certificate balance of $218.3 million to the initial purchaser, and the initial purchaser resold such certificates in one or more private offerings.  The remaining classes of certificates, reflecting a par value of $797.7 million, were transferred from PFC to Protective Life in exchange for the mortgage loans.  The Company recorded a $6.8 million loss on the tranche that was sold to an external party.  As of December 31, 2007, the Company’s retained securities had a fair value of $775.2 million.

   Following the mortgage securitization transaction, the Company retained responsibility for servicing the mortgage loans, and, as such, is entitled to receive an ongoing fee.  There were no servicing assets or liabilities recorded as the benefits of servicing the assets were adequate to compensate for the servicing responsibilities.

   The Company retained an interest in the securitized mortgage loans.  These retained interests were initially recognized using their respective allocated cost basis (based on their relative fair value) on the date of transfer.  Any gain or loss depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair value at the date of transfer.

   Retained interests are recorded at fair value and included in securities available for sale.  Subsequent adjustments to fair value are recorded through other comprehensive income.  Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of the key assumptions: (i) discount rates commensurate with the inherent risks of the asset, (ii) prepayment speeds and (iii) anticipated credit losses.  The retained interest in the securitized mortgage loans may be subject to prepayment and interest rate risks.   On a quarterly basis, the Company updates these values.  Management will periodically review the historical performance of the mortgage loans and the assumptions used to project future cash flows.  Assumptions will be revised if this analysis of past performance and future expectations dictates.  The present value of cash flows will then be recalculated based on the revised assumptions.

   Key assumptions used in measuring the fair value of retained interests at the date of securitization were as follows:

Discount rate	5.4% to 30.0%
Weighted-average life	3.0 to 25.7 years

   As of December 31, 2007, the total principal amount outstanding of mortgage loans under securitization and held by the trust was approximately $1.0 billion.  There were no delinquencies as of December 31, 2007.  In addition, there were no credit losses for the year ended December 31, 2007.

   Prior Commercial Mortgage Securitizations

   Between 1996 and 1999, the Company securitized $1.4 billion of its mortgage loans.    The Company sold the senior tranches while retaining the subordinate tranches.  The Company continues to service the securitized mortgage loans.  The market value of the retained securities from these previous securitizations equaled approximately $151.9 million as of December 31, 2007.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

   The Company is contingently liable to obtain a $20 million letter of credit under indemnity agreements with directors.  Such agreements provide insurance protection in excess of the directors’ and officers’ liability insurance in force at the time up to $20 million.  Should certain events occur constituting a change in control, we must obtain the letter of credit upon which directors may draw for defense or settlement of any claim relating to performance of their duties as directors.  We have similar agreements with certain of our officers providing up to $10 million in indemnification that are not secured by the obligation to obtain a letter of credit.

    The Company leases administrative and marketing office space in approximately 21 cities including Birmingham, with most leases being for periods of three to ten years.  The aggregate annualized rent is approximately $6.8 million.  The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2008	$6,799
2009	6,074
2010	5,587
2011	4,572
2012	2,952
Thereafter	7,112

Additionally, the Company leases a building contiguous to its home office.  The lease extends to January 2014. At the end of the lease term the Company may purchase the building for approximately $75 million. The following is a schedule by year of future minimum rental payments required under this lease:

Year	Amount
(Dollars In Thousands)
2008	$4,028
2009	4,039
2010	4,006
2011	4,006
2012	4,028
Thereafter	79,017

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

A number of civil jury verdicts have been returned against insurers, broker dealers and other providers of financial services involving sales refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters.  Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages.  In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration.  Arbitration awards are subject to very limited appellate review.  In addition, in some class action and other lawsuits, companies have made material settlement payments.  The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation and arbitration.  Although we cannot predict the outcome of any such litigation or arbitration, the Company does not believe that any such outcome will have a material impact on the financial condition or results of the operations of the Company.

As of December 31, 2007 and 2006, the Company had outstanding mortgage loan commitments of $861.7 million at an average rate of 6.31%, and $995.6 million, at an average rate of 6.26%.

12.	SHAREOWNERS’ EQUITY AND STOCK-BASED COMPENSATION

Activity in the Company’s issued and outstanding Common Stock is summarized as follows:

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, December 2004	73,251,960	3,802,071	69,449,889
Reissuance of treasury stock	-	(244,160)	244,160
Balance, December 2005	73,251,960	3,557,911	69,694,049
Reissuance of treasury stock	-	(270,599)	270,599
Balance, December 2006	73,251,960	3,287,312	69,964,648
Reissuance of treasury stock	-	(184,414)	184,414
Balance, December 2007	73,251,960	3,102,898	70,149,062

Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value.  Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors.  None of these shares have been issued as of December 31, 2007.

The Company sponsors a deferred compensation plan for certain of our agents.  A trust was established to aid in meeting our obligations under the plan.  Previously, the Company’s Common Stock owned by the trust was accounted for as treasury stock.  In September 2004, all of the Company’s Common Stock owned by the trust was sold.

The Company has an Employee Stock Ownership Plan (“ESOP”).  The stock is used to match employee contributions to our 401(k) and Stock Ownership Plan (“401(k) Plan”) and to provide other employee benefits.  The stock held by the ESOP that has not yet been used is the unallocated stock shown as a reduction to shareowners’ equity.  The ESOP shares are dividend-paying and are considered outstanding for earnings per share calculations.  Dividends on the shares are used to pay the ESOP’s note to Protective Life.  If certain events associated with a change in control occur, any unallocated shares held by the ESOP will become allocable to employee 401(k) accounts.  Approximately 115,000 shares of stock were allocated from the ESOP to employee 401(k) accounts in both 2007 and 2006.

The Company may, from time to time, reissue treasury shares or buy additional shares of Common Stock in the open market to complete its 401(k) obligations.  In addition to the shares allocated to employee 401(k) accounts from the ESOP, we reissued from treasury 17,349 and 44,814 shares of Common Stock to the 401(k) Plan during 2007 and 2006, respectively, to complete our 401(k) obligations.

Since 1973, the Company has had stock-based incentive plans to motivate management to focus on our long-range performance through the awarding of stock-based compensation.  Under plans approved by shareowners in 1997 and 2003, up to 6,500,000 shares may be issued in payment of awards.

Through December 31, 2005, the Company accounted for our stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which was originally issued by the FASB in 1995.  As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense.  Effective January 1, 2006, the Company adopted FASB SFAS 123 (Revised 2004), Share-Based Payment, using the modified prospective method, and accordingly prior periods have not been restated.  SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model and to recognize that cost over the relevant service period.  Since the Company elected to recognize the cost of our share-based compensation plans in the Company’s financial statements when the Company originally adopted SFAS 123, the adoption of SFAS 123(R) in the first quarter of 2006 did not have a material impact on our financial position, results of operations, or earnings per share.

In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis.  Prior to the adoption of SFAS 123(R), we accounted for forfeitures as they occurred.  This change in method related to forfeitures also did not have a material impact on our financial position or results of operations.

Prior to adopting SFAS 123(R), the Company presented all tax benefits of deductions resulting from payouts of stock based compensation as operating cash flows.  SFAS 123(R) requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards) from the date of adoption of SFAS 123(R) to be classified as a part of cash flows from financing activities.  As a result of adopting SFAS 123(R) as of January 1, 2006, $3.4 million of excess tax benefits for 2006 have been classified as financing cash flows.

The criteria for payment of performance awards is based primarily upon a comparison of our average return on average equity (for 2006 and 2007 awards) or average return on average equity and total rate of return over a four-year period for previous awards (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multi-line insurance companies.  If our results are below the median of the comparison group (40th percentile for 2006 and 2007 awards), no portion of the award is earned.  If our results are at or above the 90th percentile, the award maximum is earned.  Awards are paid in shares of our Common Stock.

Performance shares awarded in 2007, 2006, 2005, 2004, and 2003 and the estimated fair value of the awards at grant date are as follows:

Year	Performance	Estimated
Awarded	Shares	Fair Value
2007	66,100	$2,900
2006	136,030	6,500
2005	120,540	4,600
2004	125,670	4,600
2003	148,730	3,900

Performance shares are equivalent in value to one share of our Common Stock times the award earned percentage payout.  In the past, we have also issued performance-based stock appreciation rights (“P- SARs.”)  P-SARs convert to the equivalent of one stock appreciation right (“SARs”) if earned times the award percentage payout.  The P-SARs, once converted to SARs, expire 10 years after the grant date.   At December 31, 2007, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 597,989 shares.

Between 1996 and 2007 SARs were granted (in addition to the P-SARs discussed above) to certain of the Company’s officers to provide long-term incentive compensation based solely on the performance of the Company’s Common Stock.  The SARs are exercisable either in four equal annual installments beginning one year after the date of grant or after five years depending on the terms of the grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment.  The SARs activity as well as weighted average base price for 2005, 2006, and 2007 is as follows:

	Weighted-Average
	Base Price	No. of SARs
Balance at December 31, 2004	$25.01	1,567,943
SARs granted	41.05	119,400
SARs exercised / forfeited	21.19	(220,133)
Balance at December 31, 2005	26.89	1,467,210
SARs granted	47.36	81,970
SARs exercised / forfeited	23.99	(393,234)
Balance at December 31, 2006	29.33	1,155,946
SARs granted	43.50	224,400
SARs exercised / forfeited	28.43	(117,642)
Balance at December 31, 2007	$31.98	1,262,704

The outstanding SARs at December 31, 2007, were at the following base prices:

	SARs	Remaining Life	Currently
Base Price	Outstanding	in Years	Exercisable
$22.31	432,359	3	432,359
32.00	375,000	5	375,000
26.49	65,000	6	0
41.05	111,700	8	18,350
48.60	38,400	9	9,600
45.70	35,070	9	35,070
43.46	199,677	10	0
48.05	3,000	10	0
41.12	2,500	10	0

The SARs issued in 2006 and 2007 had estimated fair values at grant date of $1.0 million and $2.5 million, respectively.  These fair values were estimated using a Black-Scholes option pricing model.  The assumptions used in this pricing model varied depending on the vesting period of awards.  Assumptions used in the model for the 2006 SARs were as follows:  expected volatility ranged from 15.5% to 32.5%, the risk-free interest rate ranged from 4.6% to 5.0%, a dividend rate of 1.7%, a zero percent forfeiture rate, and the expected exercise date ranged from 2011 to 2014.  Assumptions used in the model for the 2007 SARs were as follows:  expected volatility ranged from 16.2% to 31.0%, a risk-free interest rate ranging from 4.2% to 4.6%, a dividend rate of 2.0%, a zero forfeiture rate and the expected exercise date ranged from 2012 to 2015.  The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s Common Stock and the market value at the exercise date for each SAR.

Additionally during 2007, the Company issued 30,250 restricted stock units at a fair value of $43.46 per unit.  These awards, with a total fair value of $1.3 million, vest over a four year period.

The Company recognizes all stock based compensation expense over the related service period of the award, or earlier for retirement eligible employees.  The expense recorded by the Company for its stock-based compensation plans was $5.8 million, $0.5 million, and $6.1 million in 2007, 2006, and 2005, respectively.  The Company’s obligations of its stock-based compensation plans that are expected to be settled in shares of the Company’s Common Stock are reported as a component of shareowners’ equity, net of deferred taxes.

At December 31, 2007, approximately $924.8 million of consolidated shareowners’ equity, excluding net unrealized gains on investments, represented net assets of our insurance subsidiaries that cannot be transferred to Protective Life Corporation.  In addition, the Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation.  In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period.  Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner.  The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2008 is estimated to be $350.5 million.

13.	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan and Unfunded Excess Benefits Plan

•
The Company sponsors a defined benefit pension plan covering substantially all of our employees.  Benefits are based on years of service and the employee’s highest thirty-six consecutive months of compensation.  Our funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of ERISA plus such additional amounts as we may determine to be appropriate from time to time.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.  The Company has not yet determined what amount, if any, it will fund in 2008.

•
The Company also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law.  The Company estimates that it will contribute $2.3 million to this plan in 2008.

As discussed in Note 2, Summary of Significant Accounting Policies, in September 2006, the FASB issued SFAS 158, which requires that the funded status of defined benefit postretirement plans be fully recognized on the statement of financial position, and requires the recognition of changes in the funded status of such plans in the year in which the changes occur through comprehensive income.  The Company adopted SFAS 158 prospectively as of December 31, 2006, and as a result, prior periods were not restated.  The adoption of this standard resulted in a net fund asset of $5.8 million related to our defined benefit pension plan and a net fund liability of $25.2 million related to our unfunded excess benefits plan as of December 31, 2006.  The incremental effect of applying SFAS 158 effective December 31, 2006, on the individual line items in our Consolidated Balance Sheet is as follows:

	Before Application		After Application
	of SFAS 158	Adjustments	of SFAS 158
	(Dollars In Thousands)
Other assets	$ 195,344	$ (29,688)	$ 165,656
Total assets	39,824,982	(29,688)	39,795,294
Other liabilities	1,321,449	1,926	1,323,375
Deferred income taxes	385,551	(11,065)	374,486
Total liabilities	37,491,358	(9,139)	37,482,219
Accumulated other comprehensive income:
Minimum pension liability adjustments,
net of income tax	(2,471)	(20,549)	(23,020)
Total accumulated other comprehensive income,
net of income tax	32,980	(20,549)	12,431
Total shareowners' equity	2,333,624	(20,549)	2,313,075

   Effective January 1, 2008, we made the following changes to the Company’s Defined Benefit Pension Plan. These changes have been reflected in the computations within this note.

•	Employees hired after December 31, 2007, will receive benefits under a cash balance plan.

•
Employees active on December 31, 2007 with age plus vesting service less than 55 years will receive a final pay-based pension benefit for service through December 31, 2007, plus a cash balance benefit for service after December 31, 2007.

•
Employees active on December 31, 2007 with age plus vesting service equaling or exceeding 55 years, will receive a final pay-based pension benefit for service both before and after December 31, 2007, with a modest reduction in the formula for benefits earned after December 31, 2007.

•	All participants terminating employment on or after December of 2007 may elect to receive a lump sum benefit.

   The Company uses a December 31 measurement date for all of its plans.  The following table presents the benefit obligation, fair value of plan assets, and the funded status of our defined benefit pension plan and unfunded excess benefits plan at December 31.  This table also includes the amounts not yet recognized as components of net periodic pension costs as of December 31.

	Defined Benefit		Unfunded Excess
	Pension Plan		Benefits Plan
	2007	2006	2007	2006
	(Dollars In Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$119,414	$111,295	$25,220	$23,810
Service cost	7,668	7,774	765	771
Interest cost	7,592	6,731	1,602	1,424
Amendments	(5,126)	-	95
Actuarial (gain) or loss	2,047	(4,059)	1,955	489
Special termination benefits	-	-	70
Benefits paid	(2,810)	(2,327)	(1,238)	(1,274)
Benefit obligation at end of year	128,785	119,414	28,469	25,220
Change in plan assets:
Fair value of plan assets at beginning of year	125,178	113,721	-	-
Actual return on plan assets	6,453	13,784	-	-
Employer contributions	-	-	1,238	1,274
Benefits paid	(2,810)	(2,327)	(1,238)	(1,274)
Fair value of plan assets at end of year	128,821	125,178	-	-
Reconciliation of Funded Status - Before SFAS 158:
Funded status		5,764	-	(25,220)
Unrecognized net actuarial loss		28,640	-	6,424
Unrecognized prior service cost		1,048	-	-
Prepaid (accrued) benefit cost		35,452	-	(18,796)
Amounts Recognized in the Balance Sheet:
Prepaid (accrued) benefit cost		35,452	-	(22,771)
Accumulated other comprehensive income		-	-	3,975
Net amount recognized		35,452	-	(18,796)
Increase in minimum liability included in other
comprehensive income		-	-	522
Accumulated benefit obligation		101,097	-	22,771
Fair value of assets		125,178	-	-
Unfunded accumulated benefit obligation		$-	$-	$(22,771)

After Reflecting SFAS 158:
Funded status	36	5,764	-	(25,220)
Amounts Recognized in the Balance Sheet:
Other assets	36	5,764	-	-
Other liabilities	-	-	-	(25,220)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	31,730	28,640	7,764	6,424
Prior service cost	(4,209)	1,048	95	-
Net transition asset	$27,521	$29,688	$7,859	$6,424

Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Defined Benefit Pension		Unfunded Excess
	Plan		Benefits Plan
	2007	2006	2007	2006
Discount rate	6.16%	5.90%	6.16%	5.90%
Rate of compensation increase	3.75	3.75	4.75	4.75

The assumed discount rates used to determine the benefit obligations were based on an analysis of future benefits expected to be paid under the plans.  The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.

Weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2007	2006	2005	2007	2006	2005
Discount rate	5.90%	5.63%	5.75%	5.90%	5.63%	5.75%
Rates of compensation increase	3.75	3.75	3.75	4.75	4.75	4.75
Expected long-term return on plan assets	8.25	8.25	8.25	N/A	N/A	N/A

Components of the net periodic benefit cost for the years ended December 31 are as follows:
	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2007	2006	2005	2007	2006	2005
	(Dollars In Thousands)
Service cost – Benefits earned during the period	$7,668	$7,774	$5,950	$765	$771	$629
Interest cost on projected benefit obligation	7,592	6,731	5,922	1,602	1,424	1,276
Expected return on plan assets	(9,923)	(9,647)	(8,371)	-	-	-
Amortization of prior service cost	193	196	214	-	-	14
Amortization of actuarial losses	2,366	2,992	2,647	616	544	372
Preliminary net periodic benefit cost	7,896	8,046	6,362	2,983	2,739	2,291
Special terminatino benefits under FAS 88	-	-	-	70	-	-
Total benefit cost	$7,896	$8,046	$6,362	$3,053	$2,739	$2,291

The estimated net actuarial loss, prior service cost, and transition obligation for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 are as follows:

	Defined Benefit	Unfunded Excess
	Pension Plan	Benefits Plan
Net actuarial loss	$1,823	$549
Prior service cost	(436)	11
Transition obligation	-	-

Plan assets of the defined benefit pension plan by category as of December 31 were as follows:

	Target
	Allocation for
Asset Category	2008	2007	2006
Cash and cash equivalents	2.0%	2.8%	2.8%
Equity securities	60.0	67.4	68.2
Fixed income	38.0	29.8	29.0
Total	100.0%	100.0%	100.0%

Prior to July 1999, upon an employee’s retirement, a distribution from pension plan assets was used to purchase a single premium annuity from Protective Life in the retiree’s name.  Therefore, amounts shown above as plan assets exclude assets relating to such retirees.  Since July 1999, retiree obligations have been fulfilled from pension plan assets.  The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash and cash equivalents.  When calculating asset allocation, we include reserves for pre-July 1999 retirees.

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

Estimated future benefit payments under the defined benefit pension plan are as follows:

	Defined Benefit	Unfunded Excess
Years	Pension Plan	Benefits Plan
	(Dollars In Thousands)
2008	$8,815	$2,326
2009	9,019	2,199
2010	9,957	2,146
2011	10,381	2,028
2012	11,248	2,172
2013-2017	64,442	15,467

Other Postretirement Benefits

In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65.  This postretirement benefit is provided by an unfunded plan.  As of December 31, 2007 and 2006, the accumulated postretirement benefit obligation associated with these benefits was $1.5 and $1.6 million, respectively. For a closed group of retirees over age 65, the Company provides a prescription drug benefit.  At December 31, 2007 and 2006, the Company’s liability related to this benefit was $0.1 million and $0.1 million, respectively.  The Company’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

Life insurance benefits for retirees from $9,000 up to a maximum of $75,000 are provided through the payment of premiums under a group life insurance policy.  This plan is partially funded at a maximum of $50,000 face amount of insurance. As of December 31, 2007 and 2006, the accumulated postretirement benefit obligation associated with these benefits was $6.5 million and $5.4 million, respectively.

401(k) Retirement Plan

The Company sponsors a 401(k) Plan which covers substantially all employees.  Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code.  Employees may contribute up to 25% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($15,500 for 2007).  The Company matches employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person.  All matching contributions vest immediately.  If the Company’s financial performance achieves certain goals set by the Board of Directors, certain employees who are not otherwise under a bonus or sales incentive plan may receive an extra profit sharing contribution in stock of up to 3% of base pay.  Eligible employees may receive this contribution even if they are not contributing their own money to the 401 (k) Plan. The profit sharing contribution will be discontinued after the 2007 Plan year.

The Company has established an ESOP to match voluntary employee contributions to the Company’s 401(k) Plan.  Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to the Company less dividends on shares held by the ESOP.  All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.  At December 31, 2007, the Company had committed approximately 111,000 shares (approximately 99,000 shares to be released from the ESOP and 12,000 shares to be reissued from treasury) to fund the 401(k) Plan match.  The expense recorded by the Company for these employee benefits was $1.8 million, $0.5 million, and $1.9 million in 2007, 2006, and 2005, respectively.

Effective as of January 1, 2005, the Company adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law.  The first allocations under this program were made in early 2006, with respect to the 2005 plan year.  The expense recorded by the Company for this employee benefit was $0.2 and $0.4 million, respectively, in 2007 and 2006.

Deferred Compensation Plan

The Company has established deferred compensation plans for directors, officers, and others.  Compensation deferred is credited to the participants in cash, mutual funds, Common Stock equivalents, or a combination thereof.  The Company may, from time to time, reissue treasury shares or buy in the open market shares of Common Stock to fulfill its obligation under the plans.  At December 31, 2007, the plans had 1,017,426 shares of Common Stock equivalents credited to participants.  The Company’s obligations related to our deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of our Common Stock, in which case they are reported as a component of shareowners’ equity.

14.	EARNINGS PER SHARE

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The Year Ended December 31,
	2007	2006	2005
Calculation of basic earnings per share:
Net income	$289,566	$281,561	$246,567

Average shares issued and outstanding	70,022,431	69,804,546	69,632,489
Stock held in trust	-	-	-
Issuable under various deferred compensation plans	1,038,721	990,907	929,697
Weighted shares outstanding - Basic	71,061,152	70,795,453	70,562,186

Per share:
Basic earnings per share	$4.07	$3.98	$3.49

Calculation of diluted earnings per share:
Net income	$289,566	$281,561	$246,567

Weighted shares outstanding - Basic	71,061,152	70,795,453	70,562,185
Stock held in trust	-	-	-
Stock appreciation rights (“SARs”)(a)	234,810	284,912	304,779
Issuable under various other stock-based compensation plans	182,059	310,148	483,577
Weighted shares outstanding - Diluted	71,478,021	71,390,513	71,350,541

Per share:
Diluted earnings per share	$4.05	$3.94	$3.46

(a) Excludes 357,320, 168,945, and 119,400 SARs as of December 31, 2007, 2006, and 2005, respectively, that are antidilutive.
In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the
Company's earnings per share and will be included in the Company's calculation of the diluted average shares outstanding.

15.	INCOME TAXES

The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Years Ended December 31,
	2007	2006	2005
Statutory federal income tax
rate applied to pre-tax income	35.0%	35.0%	35.0%
State income taxes	0.7	0.9	1.1
Investment income not subject to tax	(1.9)	(1.7)	(1.8)
Other	1.1	0.6	0.3
	34.9%	34.8%	34.6%

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

The components of the Company’s income tax expense related to income before the cumulative effect of a change in accounting principle for the years ended December 31 are as follows:

	2007	2006	2005
	(Dollars In Thousands)
Income tax expense per the income tax returns:
Federal	$(52,324)	$24,731	$19,040
State	(13)	1,036	2,960
Total current	$(52,337)	$25,767	$22,000
Deferred income tax expense:
Federal	$191,487	$119,792	$106,198
State	7,372	4,788	2,248
Total deferred	$198,859	$124,580	$108,446

The components of the Company’s net deferred income tax liability as of December 31 were as follows:

	2007	2006
	(Dollars In Thousands)
Deferred income tax assets:
Premium receivables and policy liabilities	$320,145	$450,572
Invested assets (other than unrealized gains)	5,163	17,974
Unrealized loss on investments	33,536	-
Deferred compensation	58,772	52,040
Other	26,425	12,966
	444,041	533,552
Deferred income tax liabilities:
Deferred policy acquisition costs and value of business acquired	956,197	888,526
Unrealized gains on investments	-	19,512
	956,197	908,038
Net deferred income tax liability	$512,156	$374,486

Under pre-1984 U.S. tax law, a significant amount of our taxable income was not currently taxed.  Instead, it was accumulated in a memorandum, or policyholders' surplus, account.  Such income was subject to taxation only when it was either distributed or accumulated in excess of certain prescribed limits.  The $70.5 million balance in our policyholders' surplus account as of December 31, 2003 has been carried forward without change since that date.  Legislation was enacted in 2004 which permitted a life insurance company to reduce, during 2005 and 2006, its policyholders’ surplus account balances without such reductions being subject to taxation.  During 2006, the Company followed this legislation and reduced its policyholders’ surplus account balance to zero.

   Effective January 1, 2007, the Company adopted the provisions of FIN 48.  As a result of this adoption, the Company recognized a $0.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, retained earnings balance.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits
(Dollars In Thousands)

Balance at January 1, 2007	$23,933
Additions for tax positions of the current year	1,895
Additions for tax positions of prior years	1,242
Reductions of tax positions of prior years for:
Changes in judgment	-
Settlements during the period	-
Lapses of applicable statute of limitations	(2,257)
Balance at December 31, 2007	$24,813

   Included in the balance above as of December 31, 2007 are approximately $21.2 million of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions.  Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate to an earlier period the payment of cash to the taxing authority..  The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate at December 31, 2007 is approximately $3.6 million.

   Any accrued interest and penalties related to the unrecognized tax benefits have been included in income tax expense.  The company has approximately $5.5 million of accrued interest associated with unrecognized tax benefits as of December 31, 2007 (before taking into consideration the related income tax benefit that is associated with such an expense).

   Using the information available as of December 31, 2007, the Company believes that in the next 12 months, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for tax years that began before 2004.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the years ended December 31:

	2007	2006	2005
	(Dollars In Thousands)
Cash paid during the year:
Interest on debt	$126,235	$68,777	$57,191
Income taxes	7,205	75,762	116,897
Noncash investing and financing activities:
Reissuance of treasury stock to ESOP	787	2,168	2,309
Change in unallocated stock in ESOP	379	379	379
Stock-based compensation	6,149	3,171	12,106
Increase (decrease) in collateral for securities lending transactions	(25,234)	105,310	(195,175)

   Total cash interest paid on debt during 2007 was $126.2 million. Of this amount, $21.8 million related to interest on long term debt, $52.2 million related to interest on non-recourse funding obligations, $41.9 million related to interest on subordinated debt, and $10.3 million related to other interest.

17.	RELATED PARTY TRANSACTIONS

Certain corporations with which our directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products.  Such premiums, policy fees, and other amounts totaled $12.7 million, $10.2 million, and $9.0 million in 2007, 2006, and 2005, respectively.  The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $1.8 million, $2.8 million, and $2.2 million in 2007, 2006, and 2005, respectively.

18.	STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

Financial statements prepared in conformity with U.S. GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities.  The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are not subject to statutory limitations as to amounts recognized and are recognized through earnings as opposed to being charged to shareowners’ equity; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to shareowners’ equity; (e) furniture and equipment, agents’ debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted assets); (f) certain items of interest income, such as mortgage and bond discounts, are amortized differently; and (g) bonds are recorded at their market values instead of amortized cost.

Statutory net income of Protective Life amounted to $350.9 million, $451.5 million, and $41.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.  Statutory capital and surplus of Protective Life amounted to $1,799.3 million and $1,388.4 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company’s insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $54.7 million.

19.	ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments at December 31 are as follows:

	2007		2006
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Value
	(Dollars In Thousands)
Assets (see Notes 1 and 4):
Investments:
Fixed maturities	$23,389,069	$23,389,069	$21,367,263	$21,367,263
Equity securities	117,037	117,037	128,695	128,695
Mortgage loans on real estate	3,284,326	3,489,706	3,880,028	3,981,898
Short-term investments	1,236,443	1,236,443	1,381,073	1,381,073
Cash	146,152	146,152	69,516	69,516
Liabilities (see Notes 1 and 4):
Stable value product account balances	5,046,463	5,125,667	5,513,464	5,511,717
Annuity account balances	8,708,383	8,535,371	8,958,089	8,717,755
Debt:
Bank borrowings	-	-	64,600	64,600
Senior and Medium-Term Notes	559,852	547,539	409,852	390,266
Subordinated debt securities	524,743	454,743	524,743	533,859
Other (see Note 2):
Derivative financial instruments	(52,228)	(52,228)	52,336	52,336

Except as noted below, fair values were estimated using quoted market prices.

The Company estimates the fair value of our mortgage loans using discounted cash flows from the next call date.  We  believe the fair value of our short-term investments and notes payable to banks approximates book value due to being either short-term or having a variable rate of interest.

Given current market conditions, the fair value of our non-recourse funding obligations could differ, potentially significantly, from book value. The Company does not currently utilize any type of pricing calculation for these obligations that would generate a respective market value in today’s displaced market.

The Company estimates the fair value of our stable value products and annuities using discounted cash flows and surrender values, respectively.

The Company believes it is not practicable to determine the fair value of our policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits.

The Company estimates the fair value of our derivative financial instruments using market quotes or derivative pricing models.  The fair values represent the net amount of cash we would have received (or paid) had the contracts been terminated on December 31.

20.	OPERATING SEGMENTS

The Company operates several business segments each having a strategic focus.  An operating segment is generally distinguished by products and/or channels of distribution.  A brief description of each segment follows.

•
The Life Marketing segment markets level premium term insurance, universal life, variable universal life and bank owned life insurance products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

•
The Stable Value Products segment sells guaranteed funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.  The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  Additionally, the segment markets GICs to 401(k) and other qualified retirement savings plans.

•
The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles.  In addition, the segment markets an inventory protection product and a GAP product.

•
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

The Company uses the same accounting policies and procedures to measure segment operating income and assets as we use to measure our consolidated net income and assets.  Segment operating income is generally income before income tax excluding net realized investment gains and losses (net of the related amortization of DAC/VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle.  Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income.  Segment operating income represents the basis on which the performance of our business is internally assessed by management.  Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment.  Net investment income is allocated based on directly related assets required for transacting the business of that segment.  Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment.  Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

There were no significant intersegment transactions during 2007 or 2006.

The following tables summarize financial information for the Company’s segments.  Asset adjustments represent the inclusion of assets related to discontinued operations:

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Revenues
Life Marketing	$1,003,251	$867,663	$661,629
Acquisitions	892,433	706,650	411,610
Annuities	314,696	269,620	288,911
Stable Value Products	301,595	326,814	294,650
Asset Protection	329,387	296,327	258,098
Corporate and Other	210,339	212,059	194,306
Total revenues	$3,051,701	$2,679,133	$2,109,204
Segment Operating Income
Life Marketing	$189,186	$174,189	$163,661
Acquisitions	129,247	104,534	80,611
Annuities	23,051	24,645	31,933
Stable Value Products	50,231	47,073	54,798
Asset Protection	41,559	9,811	24,901
Corporate and Other	(3,417)	11,776	47,229
Total segment operating income	429,857	372,028	403,133
Realized investment gains (losses) – investments(1)	(1,485)	81,386	15,803
Realized investment gains (losses) - derivatives(2)	7,716	(21,506)	(41,923)
Income tax expense	(146,522)	(150,347)	(130,446)
Net income	$289,566	$281,561	$246,567

(1) Realized investment gains (losses) – investments	$8,602	$104,084	$49,393
Less: participating income from real estate ventures	6,857	13,494	8,684
Less: related amortization of DAC	3,230	9,204	24,906
	$(1,485)	$81,386	$15,803

(2)Realized investment gains (losses) – derivatives	$8,469	$(21,516)	$(30,881)
Less: settlements on certain interest rate swaps	821	2,737	11,393
Less: derivative losses related to certain annuities	(68)	(2,747)	(351)
	$7,716	$(21,506)	$(41,923)

Net investment income
Life Marketing	$325,118	$308,497	$261,859
Acquisitions	578,965	413,636	223,201
Annuities	267,308	225,160	218,700
Stable Value Products	300,201	325,653	310,715
Asset Protection	39,100	33,345	32,389
Corporate and Other	165,242	113,487	133,638
Total net investment income	$1,675,934	$1,419,778	$1,180,502

Amortization of deferred policy acquisition costs and value of businesses acquired
Life Marketing	$106,094	$60,227	$55,688
Acquisitions	79,239	58,814	27,072
Annuities	27,685	27,872	37,512
Stable Value Products	4,199	4,438	4,694
Asset Protection	82,280	71,065	69,474
Corporate and Other	773	3,388	4,063
Total amortization of deferred policy acquisition costs	$300,270	$225,804	$198,503

	Operating Segment Assets
	December 31, 2007
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,830,156	$11,218,519	$7,732,288	$5,035,479
Deferred policy acquisition costs and
value of businesses acquired	2,071,508	950,174	221,516	16,359
Goodwill	10,192	44,741	-	-
Total assets	$11,911,856	$12,213,434	$7,953,804	$5,051,838

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$1,360,218	$3,063,927	$27,595	$38,268,182
Deferred policy acquisition costs and
value of businesses acquired	140,568	368	-	3,400,493
Goodwill	62,350	83	-	117,366
Total assets	$1,563,136	$3,064,378	$27,595	$41,786,041

	Operating Segment Assets
	December 31, 2006
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$7,994,281	$11,889,033	$6,952,149	$5,369,107
Deferred policy acquisition costs and
value of businesses acquired	1,846,219	1,022,369	164,675	16,603
Goodwill	10,354	32,007	-	-
Total assets	$9,850,854	$12,943,409	$7,116,824	$5,385,710

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$992,932	$3,261,874	$36,704	$36,496,080
Deferred policy acquisition costs and
value of businesses acquired	125,745	23,124	-	3,198,735
Goodwill	58,035	83	-	100,479
Total assets	$1,176,712	$3,285,081	$36,704	$39,795,294

21.	CONSOLIDATED QUARTERLY RESULTS - UNAUDITED

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2007 and 2006 are presented below.  In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data.  It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years.  In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowners’ equity, and cash flows for a period of several quarters.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars In Thousands)
2007
Premiums and policy fees	$657,017	$691,165	$676,500	$702,341
Reinsurance ceded	(370,997)	(422,766)	(368,878)	(438,043)
Net of reinsurance ceded	286,020	268,399	307,622	264,298
Net investment income	415,682	410,436	428,792	421,024
Realized investment gains (losses)	11,003	9,672	5,647	(9,251)
Other income	73,792	57,452	51,874	49,239
Total revenues	786,497	745,959	793,935	725,310
Benefits and expenses	653,169	644,518	686,518	631,408
Income before income tax	133,328	101,441	107,417	93,902
Income tax expense	42,745	36,336	34,425	33,016
Net income	$90,583	$65,105	$72,992	$60,886

Net income per share – basic	$1.28	$0.92	$1.03	$0.85
Average shares outstanding – basic	71,017,662	71,074,976	71,074,619	71,076,532
Net income per share – diluted	$1.27	$0.91	$1.02	$0.85
Average shares outstanding – diluted	71,487,063	71,490,467	71,467,009	71,467,783

2006
Premiums and policy fees	$507,694	$506,211	$637,457	$665,975
Reinsurance ceded	(280,670)	(307,769)	(371,688)	(411,088)
Net of reinsurance ceded	227,024	198,442	265,769	254,887
Net investment income	299,065	300,734	410,746	409,233
Realized investment gains (losses)	18,490	9,864	23,343	30,871
Other income	48,536	53,599	62,355	66,175
Total revenues	593,115	562,639	762,213	761,166
Benefits and expenses	482,458	459,953	674,315	630,499
Income before income tax	110,657	102,686	87,898	130,667
Income tax expense	38,520	35,745	30,597	45,485
Net income	$72,137	$66,941	$57,301	$85,182

Net income per share – basic	$1.02	$0.94	$0.81	$1.21
Average shares outstanding – basic	70,752,202	70,805,802	70,789,982	70,811,686
Net income per share – diluted	$1.01	$0.94	$0.80	$1.19
Average shares outstanding – diluted	71,559,255	71,381,677	71,355,221	71,269,472

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Protective Life Corporation:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries (the "Company") at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Controls Over Financial Reporting" appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

   As discussed in Note 2 to consolidated financial statements, effective January 1, 2007, the Company changed its methods of accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts, uncertainty in income taxes, certain hybrid financial instruments, and servicing of financial assets.   Additionally, the Company changed its method of accounting for defined benefit pension and other postretirement plans on December 31, 2006.

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
February 28, 2008

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                  Controls and Procedures

(a)              Disclosure controls and procedures

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures and concluded that its disclosure controls and procedures were effective as of December 31, 2007.  It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events.  Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)              Management’s report on Internal controls over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

February 28, 2008

(c)               Changes in internal control over financial reporting

As a result of the recent acquisitions of the Chase Insurance Group and Western General, during 2007, we have made a number of significant changes in internal controls over financial reporting.  The changes involve combining and centralizing the financial reporting process and the attendant personnel, and system changes.  We expect this process to continue as we continue to integrate the new businesses into our existing corporate structure. Except as described above, no changes in our internal control over financial reporting occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.  Our internal controls exist within a dynamic environment and we continually strive to improve our internal controls and procedures to enhance the quality of our financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.     Directors and Executive Officers and Corporate Governance

   The information regarding Executive Officers called for by this item is included in Item 1.

                   Audit Committee Financial Expert

  The Board has determined that the Company has at least one “audit committee financial expert,” as defined under applicable United States Securities and Exchange Commission (the “SEC”) rules and regulations, and has determined that Ms. Wilson is an audit committee financial expert.  While Ms. Wilson possesses the attributes of an “audit committee financial expert,” as defined under applicable SEC rules and regulations, she is not and never has been an accountant or an auditor, and this financial expert designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the Audit Committee or the Board.  The Board has also determined that Ms. Wilson is “independent” as defined under the listing standards of the New York Stock Exchange and the independence standards for audit committee members in the Securities Exchange Act of 1934 and rules thereunder.

   The remaining information called for by this item is incorporated by reference to "Election of Directors", “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Audit Committee” and “Board Composition, Qualifications, and Nominations” in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 5, 2008.

Item 11.     Executive Compensation

   The information called for by this Item is incorporated by reference to “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 5, 2008.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information called for by this Item is incorporated by reference to "Beneficial Ownership" and “Equity Compensation Plan Information” in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 5, 2008.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

   The information called for by this Item is incorporated herein by reference to "Director Independence” and “Related Party Transactions" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 5, 2008.

Item 14.     Principal Accountant Fees and Services

   The information called for by this Item is incorporated herein by reference to "Independent Accountant Fees and Services" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 5, 2008.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

    The following documents are filed as part of this report:

1.	Financial Statements (See Item 8, Financial Statements and Supplementary Data)

2.	Financial Statement Schedules:

The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 138 of this report.  The following schedules are located in this report.

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

*3(b)	2004 Amended and Restated By-laws of the Company, as adopted August 2, 2004, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-3 filed December 30, 2004. (No. 333-121791)
*4(a)	Reference is made to Exhibit 3(a) above. (No. 001-12332)
4(b)	Reference is made to Exhibit 3(b) above. (No. 333-121791)
*4(c)	Certificate of Trust of PLC Capital Trust III filed as Exhibit 4(bb) to the Company’s Registration Statement on Form S-3 filed July 8, 1997. (No. 333-30965)
*4(d)	Declaration of Trust of PLC Capital Trust III filed as Exhibit 4 (ee) to the Company’s Registration Statement on Form S-3 filed July 8, 1997. (No. 333-30965)
*4(e)	Form of Amended and Restated Declaration of Trust of PLC Capital III, dated August 22, 2001 filed as Exhibit 4.3 to the Company’s Current Filing on Form 8-K filed August 22, 2001. (No. 001-12332)
*4(f)	Form of Preferred Security Certificate for PLC Capital Trust III (included in Exhibit 4(e)). (No. 001-12332)
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

*4(r)	Form of Capital Security of the Company files as Exhibit 99.5 to the Company’s Registration Statement on Form 8-A filed on June 30, 2006.
*10(a) †	The Company’s Annual Incentive Plan (effective as of January 1, 2002) filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 10, 2005. (No. 001-11339)
*10(b) †	The Company’s Long-Term Incentive Plan as amended and restated as of May 5, 2003, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2003. (No. 001-12332)
*10(b)(1) †	Amendment to the Protective Life Corporation Long-Term Incentive Plan filed as Exhibit 10(b) (1) to the Company’s Current Report on Form 8-K filed March 9, 2006. (No. 001-11339)
*10(b)(2) †	Amendment to the Company’s Long-Term Incentive Plan filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007 (No. 001-11331)
*10(b)(3) †	Form of Performance Share Award Letter under the Company’s Long-Term Incentive Plan filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004. (No. 001-11339)
*10(b)(4) †
Form of Performance Share Award Letter for Senior Officers under the Company’s Long-Term Incentive Plan filed as Exhibit 10(b) (1) to the Company’s Current Report on Form 8-K filed March 10, 2005. (No. 001-11339)

*10(b)(5) †
Form of Stock Appreciation Rights Award Letter under the Company’s Long-Term Incentive Plan filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004. (No. 001-11339)

*10(b)(6) †
Form of Stock Appreciation Rights Award Letter for Senior Officers under the Company’s Long-Term Incentive Plan filed as Exhibit 10(b)(2) to the Company’s Current Report on Form 8-K filed March 10, 2005. (No. 001-11339)

*10(b)(7) †
Form of Stock Appreciation Rights Award Letter for under the Company’s Long-Term Incentive Plan filed as Exhibit 10(b) (3) to the Company’s Current Report on Form 8-K filed March 10, 2005. (No. 001-11339)

*10(b)(8) †	Form of Restricted Stock Units Award Letter filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on November 9, 2006. (001-11339)
*10(c) †	Excess Benefit Plan filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004. (No. 001-11339)
*10(d) †	Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1986. (No. 001-12332)
*10(d)(1) †	Form of Indemnity Agreement for Officers filed as Exhibit 10(d) (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996. (No. 001-12332)
*10(e) †	Form of the Company’s Employment Continuation Agreement (Executives) filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004. (No. 001-11339)
*10(e)(1) †	Form of the Company’s Employment Continuation Agreement (Senior Officers) filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004. (No. 001-11339)
*10(e)(2) †	Form of Amendment to Employment Continuation Agreement filed as Exhibit 10A to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007 (No. 001-11339)
*10(f) †
The Company’s Deferred Compensation Plan for Directors Who Are Not Employees of the Company as amended through March 3, 1997, filed as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q filed May 14, 1997. (No. 001-12332)

*10(f)(1) †
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
*10(g)(1) †
Amendment to the Company’s Deferred Compensation Plan for Officers effective as of February 5, 2001, filed as Exhibit 10(g)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. (No. 001-12332)

*10(g)(2) †
Amendment to the Company’s Deferred Compensation Plan for Officers effective as of November 4, 2002, filed as Exhibit 10(g)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. (No. 001-12332)

*10(h) †	Stock Plan for Non-Employee Directors of Protective Life Corporation filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. (No. 001-11339)
*10(i)
Amended and Restated Credit Agreement among Protective Life Corporation, Protective Life Insurance Company, the several lenders from time to time party thereto, AmSouth Bank and Wachovia Capital Markets, LLC, dated as of July 30, 2004 filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004. (No. 001-11339)

*10(j)
Amended and Restated Lease Agreement dated as of January 11, 2007, between Wachovia Development Corporation and Protective Life Insurance Company, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007. (No. 001-11339)

*10(k)
Amended and Restated Investment and Participation Agreement dated as of January 11, 2007, among Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007. (No. 001-11339)

*10(l)
Amended and Restated Guaranty dated January 11, 2007 by the Company in favor of Wachovia Development Corporation, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007 (No. 001-11339).

10(m)
Amendment and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries filed as Exhibit 10(h) to Protective Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (No. 001-31901).

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
February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ John D. Johns	Chairman of the Board, President	February 28, 2008
JOHN D. JOHNS	and Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Richard J. Bielen	Vice Chairman and	February 28, 2008
RICH BIELEN	Chief Financial Officer
(Principal Financial Officer)

/s/ Steven G. Walker	Senior Vice President, Controller,	February 28, 2008
STEVEN G. WALKER	and Chief Accounting Officer
(Principal Accounting Officer)

*	Director	February 28, 2008
H. CORBIN DAY

*	Director	February 28, 2008
JAMES S. M. FRENCH

*	Director	February 28, 2008
THOMAS L. HAMBY

*	Director	February 28, 2008
VANESSA LEONARD

*	Director	February 28, 2008
CHARLES D. MCCRARY

*	Director	February 28, 2008
JOHN J. MCMAHON, JR.

*	Director	February 28, 2008
MALCOLM PORTERA

*	Director	February 28, 2008
C. DOWD RITTER

*	Director	February 28, 2008
WILLIAM A. TERRY

*	Director	February 28, 2008
W. MICHAEL WARREN, JR.

*	Director	February 28, 2008
VANESSA WILSON

*John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By: /s/ John D. Johns
JOHN D. JOHNS
Attorney-in-fact

SCHEDULE II – CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Years Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Revenues
Dividends from subsidiaries*	$6,060	$57,268	$2,322
Service fees from subsidiaries*	123,921	103,560	108,956
Net investment income	827	958	2,944
Realized investment gains	552	2,283	8,679
Other income	16,975	-	292
Total revenues	148,335	164,069	123,193
Expenses
Operating and administrative	63,930	51,366	67,243
Interest – subordinated debt	22,985	22,987	22,642
Interest – other	37,401	29,249	22,116
Total expenses	124,316	103,602	112,001
Income before income tax and other items below	24,019	60,467	11,192
Income tax (benefit) expense	(5,211)	(8)	4,635
Income before equity in undistributed income of subsidiaries	29,230	60,475	6,557
Equity in undistributed income of subsidiaries*	260,336	221,086	240,010
Net income	$289,566	$281,561	$246,567

See Notes to Condensed Financial Statements
*Eliminated in Consolidation

SCHEDULE II – CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	As of December 31,
	2007	2006
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities	$1,701	$2,228
Other long-term investments	50,576	42,286
Short-term investments		2,000
Investments in subsidiaries (equity method)*	3,505,312	3,333,509
Total investments	3,557,589	3,380,023
Cash	4,381	-
Receivables from subsidiaries*	37,079	17,810
Property and equipment, net	1,829	984
Goodwill	10,275	83
Other	55,964	29,791
Total assets	$3,667,117	$3,428,691
Liabilities
Accrued expenses and other liabilities	$98,614	$87,556
Accrued income taxes		6,498
Deferred income taxes	27,147	22,367
Long-term debt	559,852	474,452
Subordinated debt securities	524,743	524,743
Total liabilities	1,210,356	1,115,616
Commitments and contingent liabilities – Note 4
Shareowners’ equity
Preferred stock
Common stock	$36,626	$36,626
Additional paid-in-capital	444,765	438,485
Treasury stock	(11,140)	(11,796)
Unallocated stock in employee stock ownership plan	(852)	(1,231)
Retained earnings, including undistributed income of subsidiaries:
(2007 - $2,399,020; 2006 - $2,138,683)	2,067,891	1,838,560
Accumulated other comprehensive income
Net unrealized gains on investments, all from subsidiaries,
net of income tax: (2007 - $26,675; 2006 - $22,109)	(45,339)	41,405
Accumulated gain (loss) – hedging, net of income tax:
(2007 - $(6,185); 2006 - $(3,179))	(12,222)	(5,954)
Minimum pension liability adjustment, net of income tax:
(2007 - $(11,622); 2006 - $(12,292))	(22,968)	(23,020)
Total shareowners’ equity	2,456,761	2,313,075
Total liabilities and shareowners' equity	$3,667,117	$3,428,691

See Notes to Condensed Financial Statements
*Eliminated in Consolidation

SCHEDULE II – CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Years Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$289,566	$281,561	$246,567
Adjustments to reconcile net income to net cash
provided by operating activities:
Realized investment gains	(552)	(2,283)	(8,679)
Equity in undistributed net income of subsidiaries*	(260,336)	(221,086)	(240,010)
Non-cash dividend from subsidiary	-	(54,000)	-
Depreciation expense	343	332	264
Deferred income taxes	4,723	(711)	2,628
Accrued income taxes	(6,498)	1,918	7,331
Accrued expenses	11,060	13,177	4,478
Accrued investment income	-	-	44
Receivables from subsidiaries	(197)	286	1,813
Other (net)	7,197	(11,628)	6,825
Net cash provided by operating activities	45,306	7,566	21,261
Cash flows from investing activities
Purchase of and/or additional investments in subsidiaries*	(88,534)	(156,695)	(390)
Purchase of property and equipment	(1,188)	-	(520)
Cost of investments acquired	(116)	(85)	(93)
Sale of investments	757	228	7,783
Change in other long-term investments, net	-	-	484
Change in short-term investments, net	2,000	4,970	(6,141)
Sale of marketing subsidiary	21,425	-	-
Net cash (used in) provided by investing activities	(65,656)	(151,582)	1,123
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	150,000	166,600	79,100
Principal payments on line of credit arrangements and long-term debt	(64,600)	(170,000)	(45,799)
Issuance of subordinated debt securities	-	200,000	-
Dividends to share owners	(62,381)	(58,715)	(52,936)
Excess tax benefits on stock based compensation	1,712	3,382	-
Net cash provided by (used in) financing activities	24,731	141,267	(19,635)
Increase (decrease) in cash	4,381	(2,749)	2,749
Cash at beginning of year	-	2,749	-
Cash at end of year	$4,381	$-	$2,749

See Notes to Condensed Financial Statements
*Eliminated in Consolidation

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

Nature of Operations

Protective Life Corporation (“the Company”) is a holding company whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Investments

Investments are reported on the following bases:

•
Fixed maturities consist of bonds and redeemable preferred stocks, and are carried at fair value on the Balance Sheet.  Fair values are determined using current market values when available.  Where market values are unavailable, the Company obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

•	Other long-term investments are carried at a variety of methods as deemed appropriate for the specific investment.

•	Short-term investments are carried at amortized cost, which approximates current market value.

•	Investments in subsidiaries are recorded under the equity method of accounting.

Goodwill

Goodwill is not amortized but is tested for impairment at least annually.  The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to:  (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  At October 31, 2007 and 2006, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other intangible Assets” .

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

The Company has sold credit derivatives to enhance the return on its investment portfolio.  These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity investments.

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires that all derivative instruments be recognized in the balance sheet at fair value.  The Company records its derivative instruments on the balance sheet in “other long-term investments” and “other liabilities”.  The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure.  For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings.  The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change.  For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values.  Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis.  The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change.  Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) – derivative financial instruments”.

   Other Derivatives.  The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment.  Changes in the fair value of these derivatives are recognized in earnings during the period of change.

•
The Company uses interest rate swaps to convert the fixed interest rate payments on certain of its debt obligations to a floating rate.  Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based rates.  In 2007, 2006, and 2005, the Company recognized pre-tax gains of $5.3 million, $0.8 million, and $1.7 million, respectively, representing the change in value of these derivatives and related net settlements.

•
The Company has also entered into a total return swap in connection with a portfolio of investment securities managed by the Company for an unrelated party.  The Company recognized an $11.6 million pre-tax loss, a $1.0 million pre-tax gain, and a $1.8 million pre-tax loss in 2007, 2006, and 2005, respectively, for the change in the total return swap’s fair value.

•
During 2007, the Company entered into credit default swaps to enhance the return on its investment portfolio.  The Company recognized a $3.3 million pre-tax gain in 2007 from the change in the swaps' fair value and positions closed.

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

New Accounting Pronouncements

   SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.  Effective January 1, 2007, the Company adopted FASB SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.  SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest only (“IO”) strips and principal only (“PO”) strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended), to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The adoption of SFAS 155 resulted in a positive cumulative effect adjustment to one of the Company’s insurance subsidiaries’ opening retained earnings of approximately $2.0 million ($1.3 million net of taxes), related to the equity indexed annuity product line.

    FASB Interpretation No. 48.  Effective January 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return and provides guidance on disclosure.  Additionally, this interpretation requires, in order for us to recognize a benefit in its financial statements from a given tax return position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that tax return position.  In making this analysis, we must assume that the taxing authority is fully informed of all of the facts regarding this issue.  As a result of the implementation of FIN 48, we recognized a $0.3 million decrease in the liability for unrecognized income tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance.

   SFAS No. 157 - Fair Value Measurements.  In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The standard will be effective for us beginning January 1, 2008.  Relative to SFAS 157, the FASB proposed FASB Staff Positions (FSP) 157-a, 157-b, and 157-c. FSP 157-a amends SFAS 157 to exclude Financial Accounting Standards No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities.   Public comments on FSP 157-a and 157-b were due in January 2008, while public comments on FSP 157-c are due in February 2008.  Based upon pronouncements issued to date, SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

   SFAS No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends FASB SFAS No. 87, Employers’ Accounting for Pension, FASB SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, FASB SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and FASB SFAS No. 132(R), Employers’ Disclosures About Pensions and Other Postretirement Benefits.  SFAS 158 requires that the funded status of defined benefit postretirement plans be fully recognized on the statement of financial position, and requires the recognition of changes in the funded status of such plans in the year in which the changes occur through comprehensive income.  Additionally, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  SFAS 158 is effective for fiscal years ending after December 15, 2006 and therefore we have adopted this standard as of December 31, 2006.  This standard was adopted prospectively, and as a result, prior periods were not restated.  The adoption of this standard resulted in a net fund asset of $5.8 million related to our defined benefit pension plan and a net fund liability of $25.2 million related to its unfunded excess benefits plan as of December 31, 2006.

   SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This standard permits entities to choose to measure eligible financial assets and financial liabilities at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The standard will be effective for us beginning January 1, 2008.  We do not expect to elect the fair value option for any financial assets or financial liabilities. As a result, we do not believe this standard will have a significant impact on our consolidated results of operations and financial position.

   SFAS No. 141R - Business Combinations.  In December of 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This standard is a revision to the original standard and continues the movement toward a greater use of fair values in financial reporting. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company's acquisition strategy.   FAS 141(R) will also impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of this standard. Thus, companies that have goodwill from an acquisition that closed prior to the effective date of the Standard will need to understand the provisions of FAS 141(R) regardless of whether they intend to have future acquisitions. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

    SFAS No. 160 - Noncontrolling Interests in Consolidated Financial Statements.  In December of 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). We do not expect this standard to have a significant impact on our consolidated results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year.  Such reclassifications had no effect on previously reported net income or shareowners’ equity.

3.	DEBT AND OTHER OBLIGATIONS

Long-Term Debt and Subordinated Debt Securities

    Long-term debt and subordinated debt securities at December 31 are summarized as follows:
	2007	2006
	(Dollars In Thousands)
Long-term debt (year of issue):
Notes payable to banks	$-	$64,600
7.45% Medium-Term Notes (1996), due 2011	9,852	9,852
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
6.40% Senior Notes (2007), due 2018	150,000	-
Total long-term debt	$559,852	$474,452
Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$103,093	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	118,557	118,557
6.12% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
7.25% Capital Securities (2006), due 2066, callable 2011	200,000	200,000
Total subordinated debt securities	$524,743	$524,743

    Future maturities of long-term debt and subordinated debt securities are $9.9 million in 2011, $1.07 billion in years after 2011.

Under a revolving line of credit arrangement due July 30, 2009, the Company can borrow up to $200 million on an unsecured basis at an interest rate of LIBOR plus 0.30%.  No compensating balances are required to maintain the line of credit.  This arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on indebtedness incurred by the Company and its subsidiaries.  Additionally, the Company, on a consolidated basis, cannot incur debt in excess of 40% of its total capital.  At December 31, 2007, the Company did not have an outstanding balance under this arrangement The Company was in compliance with all debt covenants as of December 31, 2007.

    Limited amounts of the 7.45% Medium-Term Notes may be redeemed upon the death of the beneficial owner of the notes.

   The Company has also accessed capital from subordinated debt securities issued to wholly owned subsidiary trusts.  Securities currently outstanding were offered through a series of trusts (PLC Capital Trust III, PLC Capital Trust IV, and PLC Capital Trust V).  These trusts were formed solely to issue preferred securities (TOPrS) and use the proceeds thereof to purchase subordinated debentures of the Company.  The sole assets of the trusts are the subordinated debt securities issued by the Company.  The principal obligations of the trusts are irrevocably guaranteed by the Company.  Under the terms of the subordinated debentures, the Company has the right to extend interest payment periods up to five consecutive years.  Consequently, dividends on the preferred securities may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by the trusts during any such extended interest payment period.

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

   On December 11, 2007, the Company issued a new series of debt securities of $150.0 million of 6.40% Senior Notes due 2018 (the “Senior Notes”), from which net proceeds of approximately $148.7 million were received. The Company used approximately $98.0 million of the proceeds from the offering of the Senior Notes to repay outstanding bank indebtedness. Under the terms of the Senior Notes, interest on the Senior Notes will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2008, and on the maturity date, January 15, 2018.

Interest Expense

The Company uses interest rate swap agreements to convert a portion of its debt from a fixed interest rate to a floating rate.  These interest rate swap agreements do not qualify as hedges of the corresponding long-term debt or subordinated debt securities, under SFAS 133.  All net interest settlements and mark-to-market adjustments for these interest rate swap agreements are recorded as “Realized investment gains (losses) - derivative financial instruments”.  Interest expense on long-term debt and subordinated debt securities totaled $60.4 million, $52.1 million, and $44.8 million in 2007, 2006, and 2005, respectively.

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

Additionally, the Company leases a building contiguous to its home office.  The lease extends to January 2014. At the end of the lease term the Company may purchase the building for approximately $75 million. The following is a schedule by year of future minimum rental payments required under this lease:

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

In connection with the issuance of non-recourse funding obligations by Golden Gate II Captive Insurance Company (“Golden Gate II”), one of the Company’s subsidiaries, the Company has agreed, under certain circumstances, to make certain liquidity advances to the Trusts not in excess of specified amounts of assets held in a reinsurance trust of which Protective Life is the beneficiary and Golden Gate II is the grantor in the event that the Trusts do not have sufficient funds available to fully redeem the Securities at the stated maturity date.  The obligation to make any such liquidity advance is subject to it having a first priority security interest in the residual interest in such reinsurance trust and in the Notes.

5.	SHAREOWNERS’ EQUITY

Activity in the Company’s issued and outstanding Common Stock is summarized as follows:

	Issued	Treasury	Outstanding
	Shares	Shares	Shares
Balance, December 2004	73,251,960	3,802,071	69,449,889
Reissuance of treasury stock	-	(244,160)	244,160
Balance, December 2005	73,251,960	3,557,911	69,694,049
Reissuance of treasury stock	-	(270,599)	270,599
Balance, December 2006	73,251,960	3,287,312	69,964,648
Reissuance of treasury stock	-	(184,414)	184,414
Balance, December 2007	73,251,960	3,102,898	70,149,062
Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value.  Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors.  None of these shares have been issued as of December 31, 2007.

The Company sponsors a deferred compensation plan for certain of its agents.  A trust was established to aid the Company in meeting its obligations under the plan.  Previously, Company Common Stock owned by the trust was accounted for as treasury stock.  In September 2004, all Company Common Stock owned by the trust was sold.

The Company has an Employee Stock Ownership Plan (“ESOP”).  The stock is used to match employee contributions to the Company’s 401(k) and Stock Ownership Plan (“401(k) Plan”) and to provide other employee benefits.  The stock held by the ESOP that has not yet been used is the unallocated stock shown as a reduction to share-owners’ equity.  The ESOP shares are dividend-paying and are considered outstanding for earnings per share calculations.  Dividends on the shares are used to pay the ESOP’s note to Protective Life.  If certain events associated with a change in control of the Company occur, any unallocated shares held by the ESOP will become allocable to employee 401(k) accounts.  Approximately 115,000 shares of stock were allocated from the ESOP to employee 401(k) accounts in both 2007 and 2006.

The Company may, from time to time, reissue treasury shares or buy additional shares of Common Stock in the open market to complete its 401(k) obligations.  In addition to the shares allocated to employee 401(k) accounts from the ESOP, the Company reissued from treasury 17,349 and 44,814 shares of Common Stock to the 401(k) Plan during 2007 and 2006, respectively, to complete its 401(k) obligations.

Since 1973, the Company has had stock-based incentive plans to motivate management to focus on the Company’s long-range performance through the awarding of stock-based compensation.  Under plans approved by share owners in 1997 and 2003, up to 6,500,000 shares may be issued in payment of awards.

   Through December 31, 2005, the Company accounted for its stock-based compensation in accordance with FASB SFAS No. 123, Accounting for Stock-Based Compensation, which was originally issued by the FASB in 1995.  As originally issued, SFAS123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense.  Effective January 1, 2006, the Company adopted FASB SFAS No. 123 (Revised 2004), Share-Based Payment, using the modified prospective method, and accordingly prior periods have not been restated.  SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model and to recognize that cost over the relevant service period.  Since the Company elected to recognize the cost of its share-based compensation plans in its financial statements when it originally adopted SFAS 123, the adoption of SFAS 123(R) in the first quarter of 2006 did not have a material impact on the Company’s financial position, results of operations, or earnings per share.

   In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis.  Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.  This change in method related to forfeitures also did not have a material impact on the Company’s financial position or results of operations.

   Prior to adopting SFAS 123(R), the Company presented all tax benefits of deductions resulting from payouts of stock based compensation as operating cash flows.  SFAS 123(R) requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards) from the date of adoption of SFAS 123(R) to be classified as a part of cash flows from financing activities.  As a result of adopting SFAS 123(R) as of January 1, 2006, $3.4 million of excess tax benefits for 2006 have been classified as financing cash flows.

6.                SUPPLEMENTAL CASH FLOW INFORMATION

	2007	2006	2005
	(Dollars In Thousands)
Cash paid during the year for:
Interest paid to non-affiliates	$21,755	$25,625	$22,761
Interest paid for subordinated debt securities	41,931	22,987	22,642
	$63,686	$48,612	$45,403

Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	$26,457	$(6,480)	$(7,557)
Noncash investing and financing activities
Reissuance of treasury stock to ESOP	$787	$2,168	$2,309
Change in unallocated stock in ESOP	$379	$379	$379
Stock-based compensation	$6,149	$3,189	$12,106

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

								Amortization
	Deferred			Stable Value				of Deferred
	Policy			Products,				Policy
	Acquisition			Annuity				Acquisitions
	Costs and			Contracts and	Net		Benefits	Costs and
	Value of	Future Policy		Other	Premiums	Net	and	Value of	Other
	Businesses	Benefits and	Unearned	Policyholders’	and Policy	Investment	Settlement	Businesses	Operating
Segment	Acquired	Claims	Premiums	Funds	Fees	Income(1)	Expenses	Acquired	Expenses(1)
	(Dollars In Thousands)
Year Ended
December 31, 2007:
Life Marketing	$ 2,071,508	$ 8,927,721	$ 380,476	$ 408,616	$ 539,777	$ 325,118	$ 635,063	$ 106,094	$ 72,908
Acquisitions	950,174	6,032,479	17,322	5,044,135	300,156	578,965	633,971	79,239	48,207
Annuities	221,516	1,058,954	30,975	3,439,841	34,163	267,308	240,210	27,685	22,891
Stable Value Products	16,359	-	-	5,035,479	-	300,201	241,460	4,199	4,311
Asset Protection	140,568	103,787	749,454	58,487	218,233	39,100	106,812	82,280	98,736
Corporate and Other	368	99,555	1,585	76,238	34,010	165,242	36,191	773	174,583
Adjustments(2)	-	26,999	-	-	-	-	-	-	-
Total	$ 3,400,493	$ 16,249,495	$ 1,179,812	$14,062,796	$ 1,126,339	$ 1,675,934	$ 1,893,707	$ 300,270	$ 421,636
Year Ended
December 31, 2006:
Life Marketing	$ 1,846,219	$ 7,991,847	$ 241,422	$ 67,331	$ 421,275	$ 308,497	$ 535,940	$ 60,227	$ 97,307
Acquisitions	925,218	5,954,055	248	5,055,074	258,260	413,636	494,533	58,814	26,829
Annuities	261,826	917,805	19,092	4,111,267	32,074	225,160	191,238	27,872	23,596
Stable Value Products	16,603	-	-	5,369,107	-	325,653	269,851	4,438	4,291
Asset Protection	125,745	132,558	667,368	10,047	196,233	33,345	98,418	71,065	117,033
Corporate and Other	23,124	94,301	10,804	187,391	38,280	113,487	47,235	3,388	115,150
Adjustments(2)	-	30,430	-	-	-	-	-	-	-
Total	$ 3,198,735	$ 15,120,996	$ 938,934	$14,800,217	$ 946,122	$ 1,419,778	$ 1,637,215	$ 225,804	$ 384,206
Year Ended
December 31, 2005:
Life Marketing	$ 1,584,325	$ 7,027,066	$ 130,683	$ 62,851	$ 288,568	$ 261,859	$ 392,448	$ 55,688	$ 49,832
Acquisitions	330,278	3,091,166	274	757,043	186,804	223,201	273,626	27,072	30,301
Annuities	128,930	760,906	11,959	2,661,224	31,810	218,700	187,791	37,512	25,601
Stable Value Products	19,102	-	-	5,959,112	-	310,715	246,134	4,694	5,089
Asset Protection	101,972	139,834	576,282	7,587	179,473	32,389	101,477	69,474	62,246
Corporate and Other	7,381	100,260	20,804	145,829	42,268	133,638	51,891	4,063	107,252
Adjustments(2)	-	35,842	69	-	-	-	-	-	-
Total	$ 2,171,988	$ 11,155,074	$ 740,071	$ 9,593,646	$ 728,923	$ 1,180,502	$ 1,253,367	$ 198,503	$ 280,321

(1)Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
(2)Balance Sheet adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV - REINSURANCE
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

			Assumed		Percentage of
		Ceded to	from		Amount
	Gross	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
	(Dollars In Thousands)
Year Ended
December 31, 2007:
Life insurance in force	$747,423,376	$531,984,866	$17,758,675	$233,197,185	7.6%
Premiums and policy fees:
Life insurance	2,120,080	1,391,015	123,673	852,738	14.5
Accident/health insurance	88,358	34,785	5,293	58,866	9.0
Property and liability insurance	318,969	174,884	70,650	214,735	32.9
Total	$2,527,407	$1,600,684	$199,616	$1,126,339
Year Ended
December 31, 2006:
Life insurance in force	$700,267,475	$576,790,608	$24,225,953	$147,702,820	16.4%
Premiums and policy fees:
Life insurance	1,739,220	1,104,175	75,604	710,649	10.6
Accident/health insurance	97,665	45,512	8,539	60,692	14.1
Property and liability insurance	286,828	221,529	109,482	174,781	62.6
Total	$2,123,713	$1,371,216	$193,625	$946,122
Year Ended
December 31, 2005:
Life insurance in force	$443,923,068	$393,605,152	$23,210,523	$73,528,439	31.6%
Premiums and policy fees:
Life insurance	1,369,591	1,064,657	221,756	526,690	42.1
Accident/health insurance	107,072	43,855	4,100	67,317	6.1
Property and liability insurance	239,907	118,345	13,354	134,916	9.9
Total	$1,716,570	$1,226,857	$239,210	$728,923

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

		Additions
	Balance	Charged to	Charges		Balance
	at beginning	costs and	to other		at end of
Description	of period	expenses	accounts	Deductions	period
	(Dollars In Thousands)
2007
Allowance for losses on commercial mortgage loans	$475	$2,890	$-	$(2,890)	$475
Bad debt reserve associated with Lender’s Indemnity product line	27,100	$2,645	-	-	29,745
2006
Allowance for losses on commercial mortgage loans	$6,775	$-	$-	$(6,300)	$475
Bad debt reserve associated with Lender’s Indemnity product line	-	27,100	-	-	27,100
2005
Allowance for losses on commercial mortgage loans	$3,250	$3,525	$-	$-	$6,775