Form 10-Q
period 2008-03-31
PROTECTIVE LIFE CORP
filed 2008-05-09
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission File Number 001-11339

Protective Life Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-2492236
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2801 Highway 280 South

Birmingham, Alabama 35223

(Address of principal executive offices and zip code)

(205) 268-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock, $0.50 par value, outstanding as of May 5, 2008:  69,817,937

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2008

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

 (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$662,404	$657,017
Reinsurance ceded	(371,072)	(370,997)
Net of reinsurance ceded	291,332	286,020
Net investment income	408,465	415,682
Realized investment (losses) gains:
Derivative financial instruments	(1,657)	(2,291)
All other investments	(28,045)	13,294
Other income	45,509	73,792
Total revenues	715,604	786,497
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2008 - $371,733; 2007 - $292,899)	494,676	467,785
Amortization of deferred policy acquisition costs and value of business acquired	68,370	76,380
Other operating expenses, net of reinsurance ceded: (three months: 2008 - $52,378; 2007 - $65,303)	98,969	109,004
Total benefits and expenses	662,015	653,169
Income before income tax	53,589	133,328
Income tax expense	17,707	42,745
Net income	$35,882	$90,583

Net income per share - basic	$0.50	$1.28
Net income per share - diluted	$0.50	$1.27
Cash dividends paid per share	$0.225	$0.215

Average share outstanding - basic	71,080,703	70,017,662
Average share outstanding - diluted	71,453,824	71,487,063

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

 (Unaudited)

	March 31,	December 31,
	2008	2007
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at fair market value (amortized cost: 2008 - $23,755,428; 2007 - $23,448,784)	$23,167,901	$23,389,069
Equity securities, at fair market value (cost: 2008 - $292,248; 2007 - $112,406)	289,307	117,037
Mortgage loans	3,377,397	3,284,326
Investment real estate, net of accumulated depreciation (2008 - $328; 2007 - $283)	7,975	8,026
Policy loans	813,107	818,280
Other long-term investments	193,364	185,892
Short-term investments	1,121,138	1,236,443
Total investments	28,970,189	29,039,073
Cash	117,933	146,152
Accrued investment income	281,396	291,734
Accounts and premiums receivable, net of allowance for uncollectible amounts (2008 - $3,194; 2007 - $3,587)	118,533	87,883
Reinsurance receivables	5,287,241	5,089,100
Deferred policy acquisition costs and value of business acquired	3,499,271	3,400,493
Goodwill	116,481	117,366
Property and equipment, net of accumulated depreciation (2008 - $112,079; 2007 - $111,213)	42,027	42,795
Other assets	156,486	144,296
Income tax receivable	148,342	165,741
Assets related to separate accounts
Variable annuity	2,686,752	2,910,606
Variable universal life	324,355	350,802
Total Assets	$41,749,006	$41,786,041
Liabilities
Policy liabilities and accruals	$17,917,162	$17,429,307
Stable value product account balances	5,207,936	5,046,463
Annuity account balances	8,726,137	8,708,383
Other policyholders’ funds	360,065	307,950
Other liabilities	1,122,106	1,204,018
Deferred income taxes	361,038	512,156
Non-recourse funding obligations	1,375,000	1,375,000
Liabilities related to variable interest entities	400,000	400,000
Long-term debt	579,852	559,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	2,686,752	2,910,606
Variable universal life	324,355	350,802
Total liabilities	39,585,146	39,329,280
Commitments and contingent liabilities - Note 3
Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2008 and 2007 - 160,000,000 shares issued: 2008 and 2007 - 73,251,960	36,626	36,626
Additional paid-in-capital	446,191	444,765
Treasury stock, at cost (2008 - 3,422,923 shares; 2007 - 3,102,898 shares)	(27,998)	(11,140)
Unallocated stock in Employee Stock Ownership Plan (2008 - 147,726 shares ; 2007 - 251,231 shares)	(474)	(852)
Retained earnings (includes FAS157 cumulative effect adjustment - $1,470)	2,089,463	2,067,891
Accumulated other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of income tax: (2008 - $(184,362); 2007 - ($26,675))	(333,630)	(45,339)
Accumulated gain (loss) - hedging, net of income tax: (2008 - $(12,730); 2007 - $(6,185))	(23,666)	(12,222)
Postretirement benefits liability adjustment, net of income tax: (2008 - $(11,177); 2007 - $(11,622))	(22,652)	(22,968)
Total shareowners’ equity	2,163,860	2,456,761
Total liabilities and shareowners’ equity	$41,749,006	$41,786,041

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$35,882	$90,583
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	29,702	(11,003)
Amortization of deferred policy acquisition costs and value of business acquired	68,370	75,202
Capitalization of deferred policy acquisition costs	(85,095)	(120,762)
Depreciation expense	2,725	3,023
Deferred income tax	20,718	43,166
Accrued income tax	16,840	(179)
Interest credited to universal life and investment products	253,950	254,930
Policy fees assessed on universal life and investment products	(135,022)	(139,408)
Change in reinsurance receivables	(198,141)	(162,834)
Change in accrued investment income and other receivables	(20,312)	92,153
Change in policy liabilities and other policyholders’ funds of traditional life and health products	212,649	73,525
Trading securities:
Maturities and principal reductions of investments	168,838	104,301
Sale of investments	441,775	406,347
Cost of investments acquired	(440,279)	(647,243)
Other net change in trading securities	(69,855)	85,820
Change in other liabilities	(13,271)	78,413
Other, net	(90,009)	5,451
Net cash provided by operating activities	199,465	231,485
Cash flows from investing activities
Investments available for sale:
Maturities and principal reductions of investments	558,165	395,595
Sale of investments	1,372,938	1,050,320
Cost of investments acquired	(2,578,904)	(1,380,416)
Mortgage loans:
New borrowings	(178,922)	(239,785)
Repayments	85,723	94,635
Change in investment real estate, net	40	3,298
Change in policy loans, net	5,173	16,572
Change in other long-term investments, net	(7,324)	(1,144)
Change in short-term investments, net	140,151	164,799
Purchase of property and equipment	(2,403)	(2,145)
Sales of property and equipment	379	640
Other investing activities, net	—	161
Net cash (used in) provided by investing activities	(604,984)	102,530
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	20,000	31,000
Principal payments on line of credit arrangement and long-term debt	—	(43,600)
Net proceeds from securities sold under repurchase agreements	—	(14,105)
Payments on liabilities related to variable interest entities	—	1,289
Issuance of non-recourse funding obligations	—	100,000
Dividends to share owners	(15,780)	(15,044)
Investments product deposits and change in universal life deposits	1,398,113	543,512
Investment product withdrawals	(1,011,830)	(837,199)
Excess tax benefits on stock based compensation	—	762
Other financing activities, net	(13,203)	(49,956)
Net cash provided by (used in) financing activities	377,300	(283,341)
Change in cash	(28,219)	50,674
Cash at beginning of period	146,152	69,516
Cash at end of period	$117,933	$120,190

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Accounting Pronouncements Recently Adopted

Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurement (“SFAS No. 157”).  In September 2006, the FASB issued SFAS No. 157. On January 1, 2008, the Company adopted this standard, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.  Additionally, on January 1, 2008, the Company elected the partial adoption of SFAS No. 157 under the provisions of FASB Staff Position (“FSP”) FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until periods beginning January 1, 2009 for certain non-financial assets and liabilities.  Under the provisions of this FSP, the Company will delay the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination.  In January 2008, FASB also issued proposed FSP FAS 157-c that would amend SFAS No. 157 to clarify the principles on fair value measurement of liabilities.  Management is monitoring the status of this proposed FSP for any impact on the Company’s consolidated financial statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs.  For more information, see Note 10, Fair Value of Financial Instruments.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  In February 2007, the FASB issued SFAS No. 159.  This standard provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company adopted SFAS No. 159 as of January 1, 2008.  The Company has elected not to apply the provisions of SFAS No. 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS No. 159 had no effect on the Company’s consolidated results of operations or financial position.

FASB Staff Position (“FSP”) FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN39-1”).  As of January 1, 2008, the Company adopted FSP FIN39-1.  This FSP amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts, to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. The FSP also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN No. 39, as amended. The Company does not, and has not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral.

Accounting Pronouncements Not Yet Adopted

FASB Statement No. 141(R), Business Combinations (“SFAS No. 141(R)”).  In December of 2007, the FASB issued SFAS No. 141(R).  This standard is a revision to the original standard and continues the movement toward a greater use of fair values in financial reporting. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy.   SFAS No. 141(R) will also impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of this standard. Thus, companies that have goodwill from an acquisition that closed prior to the effective date of the Standard will need to understand the provisions of SFAS No. 141(R) regardless of whether they intend to have future acquisitions. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”).  In December of 2007, the FASB issued SFAS No. 160.  This standard applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). The Company does not expect this standard to have a significant impact on its consolidated results of operations or financial position.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”).  In March of 2008, the FASB issued SFAS No. 161. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting Derivative Instruments and Hedging Activities (“SFAS No. 133”).  SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The standard will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated results of operations or financial position.

FSP No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FAS No. 140-3”).  In February of 2008, the FASB issued FAS No. 140-3 to provide guidance on accounting for a transfer of a financial asset and a repurchase financing, which is not directly addressed by SFAS No. 140.  This FSP is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The FSP will be effective for the Company beginning January 1, 2009.  The Company is currently evaluating the impact, if any, that this FSP will have on its consolidated results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported net income or shareowners’ equity.

Significant Accounting Policies

Valuation of investment securities

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

The fair value for fixed maturity, short term, and equity securities, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices.  Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds.  Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above.  If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate.  Included in the pricing of asset backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.

Reinsurance

The Company uses reinsurance extensively in certain of its segments. The following summarizes some of the key aspects of the Company’s accounting policies for reinsurance:

Reinsurance Accounting Methodology – The Company accounts for reinsurance under the provisions of FASB Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“SFAS No. 113”).  The methodology for accounting for the impact of reinsurance on the Company’s life insurance and annuity products is determined by whether the specific products are subject to FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) or FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS No. 97”).

The Company’s traditional life insurance products are subject to SFAS No. 60 and the recognition of the impact of reinsurance costs on the Company’s financial statements reflect the requirements of that pronouncement. Ceded premiums are treated as an offset to direct premium and policy fee revenue and are recognized when due to the assuming company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable financial reporting period. Expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the “ultimate” or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances is treated as an offset to direct amortization of deferred policy acquisition costs or value of business acquired (“VOBA”). Amortization of deferred expense allowances is calculated as a level percentage of expected premiums in all durations given expected future lapses and mortality and accretion due to interest.

The Company’s short duration insurance contracts (primarily issued through the Asset Protection segment) are also subject to SFAS No. 60 and the recognition of the impact of reinsurance costs on the Company’s financial statements also reflect the requirements of that pronouncement.  Reinsurance allowances include such acquisition costs as commissions and premium taxes.  A ceding fee is also collected to cover other administrative costs and profits for the Company.  Reinsurance allowances received are capitalized and charged to expense in proportion to premiums earned.  Ceded unamortized acquisition costs are netted with direct unamortized acquisition costs in the balance sheet.

The Company’s universal life, variable universal life, bank-owned life insurance (“BOLI”), and annuity products are subject to SFAS No. 97 and the recognition of the impact of reinsurance costs on the Company’s financial statements reflect the requirements of that pronouncement.  Ceded premiums and policy fees on SFAS No. 97 products reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period. Commission and expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the “ultimate” or final level allowance are capitalized.   Amortization of capitalized reinsurance expense allowances are amortized based on future expected gross profits according to SFAS No. 97. Unlike with SFAS No. 60 products, assumptions for SFAS No. 97 regarding mortality, lapses and interest are continuously reviewed and may be periodically changed. These changes will result in “unlocking” which change the balance in the ceded deferred amortization cost and can affect the amortization of deferred acquisition cost and VOBA. Ceded unearned revenue liabilities are also amortized based on expected gross profits. Assumptions for SFAS No. 97 products are based on the best current estimate of expected mortality, lapses and interest spread. The Company complies with AICPA Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which impacts the timing of direct and ceded earnings on certain blocks of the Company’s SFAS No. 97 business.

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

The Company recognizes allowances according to the prescribed schedules in the reinsurance contracts, which may or may not bear a relationship to actual expenses incurred by the Company.  A portion of these allowances is deferred while the non-deferrable allowances are recognized immediately as a reduction of other operating expenses.  The Company’s practice is to defer reinsurance allowances in excess of the ultimate allowance.  This practice is consistent with the Company’s practice of capitalizing direct expenses.  While the recognition of reinsurance allowances is consistent with U.S. GAAP, in some cases non-deferred reinsurance allowances may exceed non-deferred direct costs, which may cause net other operating expenses to be negative.

Ultimate reinsurance allowances are defined as the lowest allowance percentage paid by the reinsurer in any policy duration over the lifetime of a universal life policy (or through the end of the level term period for a traditional life policy).  The Company determines ultimate allowances as the final amount to be paid over the life of a contract after higher acquisition related expenses (whether first year or renewal) are completed.  Ultimate reinsurance allowances are determined by the reinsurer and set by the individual contract of each treaty during the initial negotiation of each such contract.  Ultimate reinsurance allowances and other treaty provisions are listed within each treaty and will differ between agreements since each reinsurance contract is a separately negotiated agreement.  The Company uses the ultimate reinsurance allowances set by the reinsurers and contained within each treaty agreement to complete its accounting responsibilities.

Amortization of Reinsurance Allowances - Reinsurance allowances do not affect the methodology used to amortize DAC and VOBA, or the period over which such DAC and VOBA are amortized.  Reinsurance allowances offset the direct expenses capitalized, reducing the net amount that is capitalized.  The amortization pattern varies with changes in estimated gross profits arising from the allowances.  DAC and VOBA on SFAS No. 60 policies are amortized based on the pattern of estimated gross premiums of the policies in force.  Reinsurance allowances do not affect the gross premiums, so therefore they do not impact SFAS No. 60 amortization patterns.  DAC and VOBA on SFAS No. 97 products are amortized based on the pattern of estimated gross profits of the policies in force.  Reinsurance allowances are considered in the determination of estimated gross profits, and therefore do impact SFAS No. 97 amortization patterns.

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

Insurance liabilities and reserves

Establishing an adequate liability for the Company’s obligations to policyholders requires the use of assumptions.  Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.  Determining liabilities for the Company’s property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims.  The Company’s results depend significantly upon the extent to which its actual claims experience is consistent with the assumptions the Company used in determining its reserves and pricing its products.  The Company’s reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain.  The Company cannot determine with precision the ultimate amounts that it will pay for actual claims or the timing of those payments.  In addition, effective January 1, 2007, the Company adopted FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”), related to its equity indexed annuity product. SFAS No. 155 requires that the Company determine a fair value for the liability related to this block of business at each balance sheet date, with changes in the fair value recorded through earnings.  Changes in this liability may be significantly affected by interest rate fluctuations.   As a result of the adoption of SFAS No. 157 at January 1, 2008, the Company made certain modifications to the method used to determine fair value for its liability related to equity indexed annuities to take into consideration factors such as policyholder behavior, the Company’s credit rating and other market considerations.  The impact of adopting SFAS No. 157 is discussed further in Note 10, Fair Value of Financial Instruments.

Guaranteed minimum withdrawal benefits

The Company also establishes liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on its variable annuity products.  The GMWB is valued in accordance with SFAS No. 133 which requires the liability to be marked-to-market using current implied volatilities for the equity indices.  The methods used to estimate the liabilities employ assumptions, primarily about mortality and lapses, equity market and interest returns, market volatility and the Company’s credit rating.  The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.

As a result of the adoption of SFAS No. 157 at January 1, 2008, the Company made certain modifications to the method used to determine fair value for its liability related embedded derivatives related to annuities with guaranteed minimum withdrawal benefits to take into consideration factors such as policyholder behavior, the Company’s credit rating and other market considerations.  See Note 10, Fair Value of Financial Instruments for more information related to the impact of adopting SFAS No. 157.

2.             NON-RECOURSE FUNDING OBLIGATIONS

The following table shows the non-recourse funding obligations outstanding as of March 31, 2008, listed by issuer:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company	$800,000	2037	5.33%
Golden Gate II Captive Insurance Company	575,000	2052	4.48%
Total	$1,375,000

3.             COMMITMENTS AND CONTINGENT LIABILITIES

The Company is contingently liable to obtain a $20 million letter of credit under indemnity agreements with directors.  Such agreements provide insurance protection in excess of the directors’ and officers’ liability insurance in force at the time up to $20 million.  Should certain events occur constituting a change in control, the Company must obtain the letter of credit upon which directors may draw for defense or settlement of any claim relating to performance of their duties as directors.  The Company has similar agreements with certain of its officers providing up to $10 million in indemnification that are not secured by the obligation to obtain a letter of credit.  These obligations are in addition to the customary obligation to indemnify officers and directors contained in our bylaws.

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

A number of civil jury verdicts have been returned against insurers, broker dealers and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters.  Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages.  In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration.  Arbitration awards are subject to very limited appellate review.  In addition, in some class action and other lawsuits, companies have made material settlement payments.  The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation and arbitration.  Although the Company cannot predict the outcome of any such litigation or arbitration, the Company does not believe that any such outcome will have a material impact on the financial condition or results of the operations of the Company.

4.             STOCK-BASED COMPENSATION

Performance shares awarded during the first three months of 2008 and 2007, and their estimated fair value at grant date are as follows:

Year	Performance	Estimated	Year	Performance	Estimated
Awarded	Shares	Fair Value	Awarded	Shares	Fair Value
		(Dollars In Thousands, Except Share Amounts)
2008	75,900	$2,900	2007	64,700	$2,800

The criteria for payment of performance awards is based primarily upon a comparison of the Company’s average return on average equity (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multi-line insurance companies.  If the Company’s results are below the median of the comparison group (25th percentile for 2008 awards), no portion of the award is earned.  If the Company’s results are at or above the 90th percentile, the award maximum is earned.  Awards are paid in shares of the Company’s Common Stock.

During the first three months of 2008, stock appreciation rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s Common Stock.  The SARs are exercisable in four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, upon a change in control of the Company) and expire after ten years or upon termination of employment.  The SARs activity as well as weighted average base price for the first three months of 2008 is as follows:

	Weighted-Average	Number of
	Base Price	SARs
Balance at December 31, 2007	$31.98	1,262,704
SARs granted	38.59	329,800
SARs exercised	22.31	(2,731)
Balance at March 31, 2008	$33.37	1,589,773

The SARs issued in 2008 had estimated fair values at grant date of $2.2 million.  The fair value of the 2008 SARs was estimated using a Black-Scholes option pricing model.  Assumptions used in the model for the 2008 SARs were as follows:  expected volatility ranged from 16.4% to 22.1%, the risk-free interest rate ranged from 2.7% to 3.3%, a dividend rate of 2.1%, a 4.0% forfeiture rate, and the expected exercise date ranged from 2013 to 2016.  The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s Common Stock and the market value at the exercise date for each SAR.

Additionally during 2008, the Company issued 13,100 restricted stock units at an average fair value of $39.07 per unit.  These awards, with a total fair value of $0.5 million, vest ten years after the date of grant.

5.             DEFINED BENEFIT PENSION PLAN AND UNFUNDED EXCESS BENEFITS PLAN

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars In Thousands)

Service cost - Benefits earned during the period	$2,907	$2,625
Interest cost on projected benefit obligations	3,125	2,540
Expected return on plan assets	(3,469)	(2,893)
Amortization of prior service cost	66	53
Amortization of actuarial losses	1,009	849
Net periodic benefit cost	$3,638	$3,174

The Company has not yet determined the amount, if any, that it will contribute to its defined benefit pension plan during 2008.  As of March 31, 2008, no contributions have been made to the defined benefit pension plan.

In addition to pension benefits, the Company provides limited healthcare benefits and life insurance benefits to eligible retirees who are not yet eligible for Medicare.  The cost of these plans for the three months ended March 31, 2008 and 2007 was immaterial to the Company’s financial position.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income	$35,882	$90,583

Average share issued and outstanding	70,100,334	69,996,445
Issuable under various deferred compensation plans	980,369	1,021,217
Weighted shares outstanding - Basic	71,080,703	71,017,662

Basic earnings per share	$0.50	$1.28

Calculation of diluted earnings per share:
Net income	$35,882	$90,583

Weighted shares outstanding - Basic	71,080,703	71,017,662
Stock appreciation rights (“SARs”)(a)	178,618	264,585
Issuable under various other stock-based compensation plans	194,503	204,816
Weighted shares outstanding - Diluted	71,453,824	71,487,063

Diluted earnings per share	$0.50	$1.27

(a) Excludes 717,845 and 385,720 SARs as of March 31, 2008 and 2007, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such right would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding.

7.             COMPREHENSIVE INCOME

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars In Thousands)
Net income	$35,882	$90,583
Change in net unrealized gains on investments, net of income tax:
(three months: 2008 - ($155,582); 2007 - $16,330)	(282,781)	29,782
Change in accumulated gain-hedging, net of income tax:
(three months: 2008 - ($5,945); 2007 - $1,247)	(10,708)	2,254
Reclassification adjustment for amounts included in net income, net of income tax:
(three months: 2008 - ($3,031); 2007 - $(3,571))	(5,510)	(6,513)
Reclassification adjustment for hedging amounts included in net income, net of income tax:
(three months: 2008 - $263; 2007 - $0)	(736)	—
Comprehensive income (loss)	$(263,853)	$116,106

8.             OPERATING SEGMENTS

The Company operates several business segments each having a strategic focus.  An operating segment is generally distinguished by products and/or channels of distribution.  A brief description of each segment follows.

•    The Life Marketing segment markets level premium term insurance (“traditional”), universal life (“UL”), variable universal life and BOLI products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure consolidated net income and assets.  Segment operating income is generally income before income tax excluding net realized investment gains and losses (net of the related amortization of DAC/VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle.  Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income.  Segment operating income represents the basis on which the performance of the Company’s business is internally assessed by management.  Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment.  Net investment income is allocated based on directly related assets required for transacting the business of that segment.  Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment.  Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

There were no significant intersegment transactions.

The following tables summarize financial information for the Company’s segments.  Asset adjustments represent the inclusion of assets related to discontinued operations:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars In Thousands)

Revenues
Life Marketing	$260,919	$270,539
Acquisitions	205,635	231,704
Annuities	82,260	73,754
Stable Value Products	83,794	80,526
Asset Protection	72,933	80,023
Corporate and Other	10,063	49,951
Total revenues	$715,604	$786,497

Segment Operating Income
Life Marketing	$46,449	$65,280
Acquisitions	33,576	32,249
Annuities	2,489	5,606
Stable Value Products	16,216	12,186
Asset Protection	9,852	10,084
Corporate and Other	(29,973)	1,777
Total segment operating income	78,609	127,182

Realized investment gains (losses) - investments(1)	(29,119)	8,948
Realized investment gains (losses) - derivatives(2)	4,099	(2,802)
Income tax expense	(17,707)	(42,745)
Net income	$35,882	$90,583

(1) Realized investment gains (losses) - investments	$(28,045)	$13,294
Less: participating income from real estate ventures	—	3,150
Less: related amortization of DAC	1,074	1,196
	$(29,119)	$8,948

(2) Realized investment gains (losses) - derivatives	$(1,657)	$(2,291)
Less: settlements on certain interest rate swaps	484	257
Less: derivative activity related to certain annuities	(6,240)	254
	$4,099	$(2,802)

	Operating Segment Assets
	March 31, 2008
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products

Investments and other assets	$10,228,632	$11,046,126	$7,786,736	$5,193,945
Deferred policy acquisition costs and value of business acquired	2,146,665	959,841	250,465	17,047
Goodwill	10,192	44,147	—	—
Total assets	$12,385,489	$12,050,114	$8,037,201	$5,210,992

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$1,325,372	$2,522,877	$29,566	$38,133,254
Deferred policy acquisition costs and value of business acquired	119,701	5,552	—	3,499,271
Goodwill	62,059	83	—	116,481
Total assets	$1,507,132	$2,528,512	$29,566	$41,749,006

	Operating Segment Assets
	December 31, 2007
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,830,156	$11,218,519	$7,732,288	$5,035,479
Deferred policy acquisition costs and value of business acquired	2,071,508	950,174	221,516	16,359
Goodwill	10,192	44,741	—	—
Total assets	$11,911,856	$12,213,434	$7,953,804	$5,051,838

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$1,360,218	$3,063,927	$27,595	$38,268,182
Deferred policy acquisition costs and value of business acquired	140,568	368	—	3,400,493
Goodwill	62,350	83	—	117,366
Total assets	$1,563,136	$3,064,378	$27,595	$41,786,041

9.             GOODWILL

During the three months ended March 31, 2008, the Company decreased its goodwill balance by approximately $0.9 million. The decrease was due to a $0.6 million decrease in the Acquisitions segment related to tax benefits realized during the first three months of 2008 on the portion of tax goodwill in excess of GAAP basis goodwill, and a $0.3 million decrease in the Asset Protection segment related to the sale of a small insurance subsidiary.  As of March 31, 2008, the Company had an aggregate goodwill balance of $116.5 million.

10.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company determined the fair value of its financial instruments based on the fair value hierarchy established in SFAS No. 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In compliance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

•      Level 1. Unadjusted quoted prices for identical assets or liabilities in an active market.

•      Level 2. Quoted prices in markets that are not active or significant inputs that are observable either directly or indirectly. Level 2 inputs include the following:

a)              Quoted prices for similar assets or liabilities in active markets

b)             Quoted prices for identical or similar assets or liabilities in non-active markets

c)              Inputs other than quoted market prices that are observable

d)             Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

•      Level 3. Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

As a result of the adoption of SFAS No. 157, the Company recognized the following adjustment to opening retained earnings for its Equity Indexed Annuities that were previously accounted for under SFAS No. 155:

	Carrying	Carrying
	Value	Value	Transition
	Prior to	After	Adjustment to
	Adoption	Adoption	Retained Earnings
	January 1, 2008	January 1, 2008	gain (loss)
	(Dollars In Thousands)

Equity-indexed annuity reserves, net	$145,912	$143,634	$2,278
Pre-tax cumulative effect of adoption of SFAS No. 157			2,278
Change in deferred income taxes			(808)
Cumulative effect of adoption of SFAS No. 157			$1,470

In addition, the Company recognized a transition adjustment for the embedded derivative liability related to annuities with guaranteed minimum withdrawal benefits.  The impact of this adjustment, net of DAC amortization, reduced income before income taxes by $0.4 million for the three months ended March 31, 2008.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)

Assets:
Fixed maturity securities - available for sale
Mortgage-backed securities	$—	$6,462,318	$1,177,436	$7,639,754
US government and authorities	85,215	—	—	85,215
State, municipalities and political subdivisions	—	53,409	9,285	62,694
Public utilities	—	1,476,244	176,531	1,652,775
All other corporate bonds	—	7,646,938	2,287,735	9,934,673
Redeemable preferred stocks	—	83	—	83
Convertible bonds with warrants	—	—	38	38
Total fixed maturity securities - available for sale	85,215	15,638,992	3,651,025	19,375,232
Fixed maturity securities - trading	232,525	3,000,360	559,784	3,792,669
Total fixed maturity securities	317,740	18,639,352	4,210,809	23,167,901
Equity securities	280,873	—	8,434	289,307
Other long-term investments (1)	—	18,445	8,460	26,905
Short-term investments	775,725	345,413	—	1,121,138
Total investments	1,374,338	19,003,210	4,227,703	24,605,251
Cash	117,933	—	—	117,933
Other assets	5,580	—	—	5,580
Assets related to separate acccounts
Variable annuity	2,686,752	—	—	2,686,752
Variable universal life	324,355	—	—	324,355
Total assets measured at fair value on a recurring basis	$4,508,958	$19,003,210	$4,227,703	$27,739,871

Liabilities:

Annuity account balances (2)	$—	$—	$146,017	$146,017
Other liabilities (1)(3)	14,176	414,888	18,091	447,155
Total liabilities measured at fair value on a recurring basis	$14,176	$414,888	$164,108	$593,172

(1)  Includes certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

(3)  Includes liabilities under our securities lending program

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for which we have used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)

Assets:
Fixed maturity securities - available for sale
Mortgage-backed securities	1,240,268	—	(97,018)	34,186	—	1,177,436	—
State, municipalities and political subdivisions	9,118	—	168	(1)	—	9,285	—
Public utilities	176,473	—	210	(152)	—	176,531	—
All other corporate bonds	2,213,739	—	(43,074)	117,070	—	2,287,735	—
Convertible bonds with warrants	227	—	(47)	(142)	—	38	—
Total fixed maturity securities - available for sale	3,639,825	—	(139,761)	150,961	—	3,651,025	—
Fixed maturity securities - trading	711,399	(13,505)	—	(138,110)	—	559,784	(11,450)
Total fixed maturity securities	4,351,224	(13,505)	(139,761)	12,851	—	4,210,809	(11,450)
Equity securities	8,506	—	(72)	—	—	8,434	—
Other long-term investments (1)	2,862	5,598	—	—	—	8,460	5,598
Total investments	4,362,592	(7,907)	(139,833)	12,851	—	4,227,703	(5,852)
Total assets measured at fair value on a recurring basis	$4,362,592	$(7,907)	$(139,833)	$12,851	$—	$4,227,703	$(5,852)

Liabilities:
Annuity account balances (2)	$143,634	$(1,726)	$—	$(657)	$—	146,017	$(1,726)
Other liabilities (1)	39,675	21,584	—	—	—	18,091	21,584
Total liabilities measured at fair value on a recurring basis	$183,309	$19,858	$—	$(657)	$—	$164,108	$19,858

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

Total realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either realized investment gains (losses) within the consolidated statements of income or other comprehensive income (loss) within shareowners’ equity based on the appropriate accounting treatment for the item.

Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily relates to purchases and sales of fixed maturity securities, and issuances and settlements of equity indexed annuities accounted for under SFAS No. 155.

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

The amount of total gains (losses) for assets and liabilities still held as of the reporting date primarily represents changes in fair value of trading securities and certain derivatives that exist as of the reporting date, and the change in fair value of equity indexed annuities accounted for under SFAS No. 155.

11.          SUBSEQUENT EVENT

On April 16, 2008, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company, Protective Life Insurance Company (“PLICO”), the Several Lenders from time to time party thereto, and Regions Bank, as Administrative Agent, to increase the commitment to a maximum principal amount of $500 million (the “New Credit Facility”). The Company and PLICO have the right in certain circumstances to request that the commitment under the New Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the New Credit Facility will accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (LIBOR), plus (ii) a spread based on the ratings of the Company’s senior unsecured long-term debt. The Credit Agreement provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the New Credit Facility. The maturity date on the New Credit Facility is April 16, 2013. On March 31, 2008, the Company had $20 million outstanding under its existing $200 million revolving line of credit due July 30, 2009 (the “Existing Credit Facility”). The Company paid the outstanding balance under the Existing Credit Facility in full on April 16, 2008. There is currently no balance outstanding under the New Credit Facility. In addition, the Company was in compliance with all financial debt covenants as of March 31, 2008.

12.          INCOME TAXES

There have been no material changes to the balance of unrecognized income tax benefits which impacted earnings for the first three months ended March 31, 2008. The Company expects that the IRS will soon complete its examination of the Company’s 2004 and 2005 federal income tax returns. The Company does not expect to have any material adjustments, within the next twelve months, to its balance of unrecognized income tax benefits in any of the tax jurisdictions in which it conducts its business operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2007 included in our Annual Report on Form  10-K.

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

For a more complete understanding of our business and current period results, please read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (the “SEC”).

OVERVIEW

Our business

We are a holding company headquartered in Birmingham, Alabama, whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products.  Founded in 1907, Protective Life Insurance Company is our largest operating subsidiary.  Unless the context otherwise requires, “we,” “us,” or “our” refers to the consolidated group of Protective Life Corporation and our subsidiaries.

We operate several business segments, each having a strategic focus.   An operating segment is generally distinguished by products and/or channels of distribution.  We periodically evaluate our operating segments in light of the segment reporting requirements prescribed by the Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), and makes adjustments to our segment reporting as needed.

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

EXECUTIVE SUMMARY

Operating earnings were lower for the first three months of 2008 compared to the first three months of 2007, primarily due to mark-to-market losses on a trading portfolio of approximately $19.4 million resulting primarily from the current volatility and depressed credit and equity markets.  However, due to our assessment and the nature of the investments, we do not expect to experience significant long term losses related to these financial instruments.  Additionally, the Annuities segment’s operating earnings decline was primarily due to $5.7 million of mark-to-market losses, net of DAC amortization, on the equity indexed annuity product line and on embedded derivatives associated with the variable annuity Guaranteed Minimum Withdrawal Benefit (“GMWB”) rider.

We experienced realized losses of $29.1 million during the first three months of 2008, versus realized gains of $11.0 million in the first three months of 2007. The losses recognized during the first three months of 2008 were caused primarily by current volatility and depressed credit and equity markets. A significant portion of the losses were due to mark-to-market adjustments related to various derivative instruments.

The interest rate and credit environment continues to present a significant challenge. Historically low interest rates and market illiquidity continued to create challenges for our products that generate investment spread profits, such as fixed annuities and stable value contracts.  However, active management of crediting rates on these products allowed us to minimize spread compression effects and strong sales allowed us to take advantage of wider credit spreads on investments.

Despite tightened capital market conditions, we were able to enter into an amended and restated credit agreement on April 16, 2008, which increased our access to short term borrowing funds to $500 million from $200 million.  See Note 11, Subsequent Event, to the Consolidated Condensed Financial Statements for additional information.

Strong competitive pressures on pricing, particularly in our life insurance business, continued to present a challenge from a new sales perspective.  However, our continued focus on delivering value to consumers and broadening our base of distribution allowed for solid product sales during the quarter.  Additionally, as a result of current market conditions and to optimize profit emergence and returns on capital, we expect to place a greater strategic emphasis on universal life sales.

Current costs of reinsurance continue to present challenges from both a new product pricing and capital management perspective.  In response to these challenges, during 2005 we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products.  During the first three months of 2008, we increased our retention limit to $2,000,000 on certain newly written traditional life products.

Significant financial information related to each of our segments is included in Results of Operations.

KNOWN TRENDS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following known trends and uncertainties:

General

•                  exposure to the risks of natural disasters, pandemics, malicious and terrorist acts could adversely affect our operations;

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

The following table presents a summary of results and reconciles segment operating income to consolidated net income:

	Three Months Ended March 31,
	2008	2007	Change
	(Dollars In Thousands)
Segment Operating Income
Life Marketing	$46,449	$65,280	(28.8)%
Acquisitions	33,576	32,249	4.1
Annuities	2,489	5,606	(55.6)
Stable Value Products	16,216	12,186	33.1
Asset Protection	9,852	10,084	(2.3)
Corporate and Other	(29,973)	1,777
Total segment operating income	78,609	127,182	(38.2)
Realized investment gains (losses) - investments(1)	(29,119)	8,948
Realized investment gains (losses) - derivatives(2)	4,099	(2,802)
Income tax expense	(17,707)	(42,745)
Net income	$35,882	$90,583	(60.4)

(1) Realized investment gains (losses) - investments	$(28,045)	$13,294
Less: participating income from real estate ventures	—	3,150
Less: related amortization of DAC	1,074	1,196
	$(29,119)	$8,948

(2) Realized investment gains (losses) - derivatives	$(1,657)	$(2,291)
Less: settlements on certain interest rate swaps	484	257
Less: derivative activity related to certain annuities	(6,240)	254
	$4,099	$(2,802)

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Net income for the three months ended March 31, 2008 reflects a $48.6 million, or 38.2%, decrease in segment operating income. The decrease was primarily related to a $31.8 million decrease in operating earnings in the Corporate and Other segment and an $18.8 million decrease in the Life Marketing segment.  Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment reduced operating earnings by $26.0 million in the first three months of 2008.  We experienced realized losses of $29.7 million during the first three months of 2008, versus realized gains of $11.0 million in the first three months of 2007. The losses recognized during the first three months of 2008 were caused primarily by current volatility and depressed credit and equity markets. A significant portion of the losses related to mark-to-market adjustments related to various derivative instruments.

•                  Life Marketing segment operating income was $46.5 million for the three months ended March 31, 2008, representing a decrease of $18.8 million, or 28.8%, from the three months ended March 31, 2007.  The decrease was primarily due to a $15.7 million gain recognized during the first quarter of 2007 on the sale of the segment’s direct marketing subsidiary combined with less favorable mortality results, partly offset by lower insurance company operating expenses.

•                  Acquisitions segment operating income was $33.6 million and increased $1.3 million, or 4.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase was due primarily to lower operating expenses, partially offset by the expected runoff of the acquired closed blocks.

•                  Annuities segment operating income was $2.5 million for the three months ended March 31, 2008, representing a decrease of $3.1 million, or 55.6%, compared to the three months ended March 31, 2007.  This decline was primarily due to $5.7 million of mark-to-market losses, net of DAC amortization, on the equity indexed annuity product line and on embedded derivatives associated with the variable annuity GMWB rider.

•                  Stable Value Products segment operating income was $16.2 million and increased $4.0 million, or 33.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase was the result of higher operating spreads, partially offset by a decline in average account values.

•                  Asset Protection segment operating income was $9.9 million, representing a decrease of $0.2 million, or 2.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decrease was primarily the result of $1.5 million of lower IPP earnings in 2008 due to the loss of a significant customer during the second quarter of 2007, and partially offset by a $0.6 million gain from the sale of a small insurance subsidiary.

•                  Corporate and Other segment operating income declined $31.8 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due primarily to mark-to-market adjustments on a $419 million portfolio of securities designated for trading. This trading portfolio negatively impacted the first three months of 2008 by approximately $19.4 million, a $20.1 million less favorable impact than in the first three months of 2007.  In addition, the segment experienced lower participating income and higher interest expense.  The overall performance of our investment portfolio continued to operate within our expectations, with no significant credit issues in either the securities or mortgage portfolio.

Life Marketing

Segment results of operations

Segment results were as follows:

	Three Months Ended March 31,
	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$358,783	$345,685	3.8%
Reinsurance ceded	(207,865)	(207,614)	0.1
Net premiums and policy fees	150,918	138,071	9.3
Net investment income	84,956	81,103	4.8
Other income	25,045	51,365	(51.2)
Total operating revenues	260,919	270,539	(3.6)
BENEFITS AND EXPENSES
Benefits and settlement expenses	177,778	149,329	19.1
Amortization of deferred policy acquisition costs	26,923	28,698	(6.2)
Other operating expenses	9,769	27,232	(64.1)
Total benefits and expenses	214,470	205,259	4.5
OPERATING INCOME	46,449	65,280	(28.8)
INCOME BEFORE INCOME TAX	$46,449	$65,280	(28.8)

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended March 31,
	2008	2007	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$27,008	$33,492	(19.4)%
Universal life	14,663	14,197	3.3
Variable universal life	1,604	1,828	(12.3)
	$43,275	$49,517	(12.6)
Sales By Distribution Channel
Brokerage general agents	$24,396	$29,879	(18.4)
Independent agents	8,852	8,328	6.3
Stockbrokers / banks	8,447	8,493	(0.5)
BOLI / other	1,580	2,817	(43.9)
	$43,275	$49,517	(12.6)
Average Life Insurance In-force(1)
Traditional	$464,731,437	$409,159,975	13.6
Universal life	52,808,052	51,478,248	2.6
	$517,539,489	$460,638,223	12.4
Average Account Values
Universal life	$5,202,790	$4,860,730	7.0
Variable universal life	337,578	313,917	7.5
	$5,540,368	$5,174,647	7.1

Traditional Life Mortality Experience(2)	$2,210	$5,154
Universal Life Mortality Experience(2)	$567	$669

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

Operating expenses detail

Certain reclassifications have been made in the previously reported amounts to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported total operating expenses.  Other operating expenses for the segment were as follows:

	Three Months Ended March 31,
	2008	2007	Change
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$53,512	$58,505	(8.5)%
Renewal commissions	9,151	8,719	5.0
First year ceding allowances	(5,529)	(4,015)	37.7
Renewal ceding allowances	(54,134)	(53,748)	0.7
General & administrative	40,533	45,158	(10.2)
Taxes, licenses, and fees	7,063	7,896	(10.5)
Other operating expenses incurred	50,596	62,515	(19.1)
Less commissions, allowances & expenses capitalized	(64,867)	(70,131)	(7.5)
Other operating expenses	(14,271)	(7,616)	87.4
Marketing Companies:
Commissions	20,008	24,572	(18.6)
Other operating expenses	4,032	10,276	(60.8)
Other operating expenses	24,040	34,848	(31.0)
Other operating expenses	$9,769	$27,232	(64.1)

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Segment operating income

Operating income decreased $18.8 million, or 28.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily the result of a $15.7 million gain recognized during the first quarter of 2007 on the sale of the segment’s direct marketing subsidiary combined with less favorable mortality results, partly offset by lower insurance company operating expenses.

Operating revenues

Excluding the $15.7 million gain on the sale of a subsidiary which is included in other income, total revenues for the three months ended March 31, 2008 increased $6.1 million, or 2.4%, compared to the three months ended March 31, 2007.  This increase was the result of growth of life insurance in-force and growth in our traditional block leading to higher net premiums and policy fees, offset by reduced other income due to the sales of two non-insurance subsidiaries in 2007.

Net premiums and policy fees

Net premiums and policy fees increased by $12.8 million, or 9.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due in part to the growth in both traditional and universal life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain traditional life products.  Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later.)  In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results.  Our maximum retention level for newly issued universal life products is generally $1,000,000.  During 2008, we increased our retention limit to $2,000,000 on certain of our traditional life products.

Net investment income

Net investment income in the segment increased $3.9 million, or 4.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase reflects the growth of the segment assets caused by growth related to traditional and universal life products, partly offset by a decrease due to the funding of statutory reserves required by Regulation XXX, as clarified by Actuarial Guideline 38 (commonly known as “AXXX”).  Our AXXX securitization transaction on universal life products was effective in the third quarter of 2007.  See the Recent Developments section for additional information concerning AXXX requirements.

Other income

Other income decreased $26.3 million, or 51.2%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decrease relates primarily to a $15.7 million gain recognized on the sale of the segment’s direct marketing subsidiary in the first quarter of 2007 and reduction of marketing revenue after the sale of that subsidiary and another subsidiary in the fourth quarter of 2007.

Benefits and settlement expenses

Benefits and settlement expenses were $28.4 million, or 19.1%, higher for the three months ended March 31, 2008 than for the three months ended March 31, 2007, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values. The estimated mortality impact on earnings for the first quarter of 2008 related to traditional and universal life products was a favorable $2.8 million, which was approximately $3.0 million less favorable than the estimated mortality impact on earnings for the first three months of 2007.

Amortization of DAC

DAC amortization decreased $1.8 million or 6.2% for the three months ended March 31, 2008 compared to the three months ending March 31, 2007. Increases in amortization due to growth in the traditional block were offset by decreases in universal life and BOLI amortization, mainly due to more favorable retrospective DAC unlocking in 2008, as compared to the same period in 2007.

Other operating expenses

Other operating expenses decreased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This decrease related to the impact of the sales of two marketing subsidiaries during 2007. The impact of these sales contributed approximately $8 million to the decrease in the first three months of 2008 compared to the first three months of 2007. In addition, reduced operating expenses in the insurance companies contributed to the overall decrease.

Sales

Sales for the segment decreased $6.2 million, or 12.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to a decrease in traditional product sales. Strong competition on certain traditional products sold in early 2008 has led to lower sales in this product.

Reinsurance

Currently, the Life Marketing segment reinsures significant amounts of its life insurance in-force.  Pursuant to the underlying reinsurance contracts, reinsurers pay allowances to the segment as a percentage of both first year and renewal premiums.  Reinsurance allowances represent the amount the reinsurer is willing to pay for reimbursement of acquisition costs incurred by the direct writer of the business.  A more detailed discussion of the accounting for reinsurance allowances can be found in the Reinsurance section of Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

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

	Three Months Ended March 31,
	2008	2007	Change
	(Dollars In Thousands)

Allowances received	$59,663	$57,763	3.3%
Less: Amount deferred	26,016	25,837	0.7
Allowances recognized (reduction in other operating expenses)	$33,647	$31,926	5.4

Non-deferred reinsurance allowances of $33.6 million and $31.9 million were recognized in the first quarters of 2008 and 2007, respectively, resulting in reductions in operating expenses by these amounts in the same periods.  Non-deferred reinsurance allowances increased 5.4% in the first three months of 2008 compared to the same quarter of 2007, primarily as the result of growth in the universal life block and resulting increase in earned allowances. In general, allowances negotiated with reinsurers have been declining over time as a result of the consolidating reinsurance market.

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized.  However, they do affect the amounts recognized as DAC amortization.  DAC on FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS No. 97”) products is amortized based on the estimated gross profits of the policies in force.  Reinsurance allowances are considered in the determination of estimated gross profits, and therefore impact SFAS No. 97 DAC amortization.  Deferred reinsurance allowances on FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) policies are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in force.  Thus, deferred reinsurance allowances on SFAS No. 60 policies impact SFAS No. 60 DAC amortization.

Ceded premiums and allowances

The amounts of ceded premium paid and allowances reimbursed by the reinsurer are reflected in the table below:

	Three Months Ended March 31,
	2008	2007	Change
	(Dollars In Thousands)

Ceded premiums	$207,865	$207,614	0.1%
Less: Allowances received	59,663	57,763	3.3
Net ceded premiums	$148,202	$149,851	(1.1)

The net ceded premium decreased 1.1% in the first three months of 2008 compared to the same period in the prior year, primarily due to growth in the universal life block offsetting decreases in traditional products resulting from small amounts of reinsurance on new business. The move during 2005 to reduce our reliance on reinsurance by entering into a securitization structure to fund certain statutory reserves will ultimately result in a reduction in both ceded premiums and reinsurance allowances received in the traditional line.

The Life Marketing segment’s reinsurance programs do not materially impact the other income line of our income statement.

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	Three Months Ended
	March 31,
	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(207,865)	$(207,614)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(240,943)	(196,051)
Amortization of deferred policy acquisition costs	(8,378)	(17,801)
Other operating expenses	(33,647)	(31,926)

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

Premiums and policy fees ceded had been rising over a number of years with increases in our in force blocks of traditional and universal life business. Beginning in mid-2005, we changed our reinsurance approach in its traditional life products lines. Instead of ceding 90% of premiums on new business issued before that date, we began purchasing yearly renewable term on risks in excess of $1 million (now increased to $2 million). This had the effect of dramatically reducing reinsurance on new policies issued and led to relatively flat ceded premiums in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Benefits and settlement expenses ceded increased largely due to growth in the claims on our 2005 and prior traditional block. Ceded amortization of deferred policy acquisition costs decreased due to changes in unlocking in the universal life line of business in 2007. Other operating expenses ceded increased due to growth in the universal life block of business.

Acquisitions

Segment results of operations

Segment results were as follows:

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$191,492	$194,481	(1.5)%
Reinsurance ceded	(115,763)	(118,241)	(2.1)
Net premiums and policy fees	75,729	76,240	(0.7)
Net investment income	136,213	148,986	(8.6)
Other income	1,421	2,248	(36.8)
Total operating revenues	213,363	227,474	(6.2)
Realized gains (losses) - investments	(36,318)	7,933
Realized gains (losses) - derivatives	28,590	(3,703)
Total revenues	205,635	231,704
BENEFITS AND EXPENSES
Benefits and settlement expenses	154,420	161,904	(4.6)
Amortization of deferred policy acquisition cost and value of business acquired	18,502	19,948	(7.2)
Other operating expenses	6,865	13,373	(48.7)
Operating benefits and expenses	179,787	195,225	(7.9)
Amortization of DAC / VOBA related to realized gains (losses) - investments	1,094	606
Total benefits and expenses	180,881	195,831
INCOME BEFORE INCOME TAX	24,754	35,873	(31.0)
Less: realized gains (losses)	(7,728)	4,230
Less: related amortization of DAC	(1,094)	(606)
OPERATING INCOME	$33,576	$32,249	4.1

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$215,226,812	$229,810,031	(6.3)%
Universal life	30,833,910	31,262,387	(1.4)
	$246,060,722	$261,072,418	(5.8)
Average Account Values
Universal life	$2,976,419	$3,076,331	(3.2)
Fixed annuity(2)	4,690,136	5,650,139	(17.0)
Variable annuity	194,185	195,840	(0.8)
	$7,860,740	$8,922,310	(11.9)
Interest Spread - UL & Fixed Annuities
Net investment income yield(4)	6.01%	6.35%
Interest credited to policyholders	4.08	4.13
Interest spread	1.93%	2.22%

Mortality Experience(3)	$(148)	$(343)

(1) Amounts are not adjusted for reinsurance ceded.

(2) Includes general account balances held within variable annuity products and is net of reinsurance ceded.

(3) Represents the estimated pretax earnings impact resulting from mortality variance to pricing. Excludes results related to the Chase                Insurance Group which was acquired in the third quarter of 2006.

(4) Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.29% and 6.22% for the three months ended March 31, 2008 and 2007, respectively.

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Segment operating income

Operating income increased $1.3 million, or 4.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to lower operating expenses on the Chase Insurance Group block, partially offset by the expected runoff of the remaining acquired closed blocks.

Revenues

Net premiums and policy fees decreased $0.5 million, or 0.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Investment income decreased $12.8 million, or 8.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to the runoff of the remaining acquired closed blocks.

Benefits and expenses

Benefits and settlement expenses decreased $7.5 million, or 4.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decrease related primarily to the runoff of the acquired closed blocks and fluctuations in mortality.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force.  The cost of reinsurance to the segment is reflected in the chart shown below.  A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	Three Months Ended
	March 31,
	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(115,763)	$(118,241)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(109,264)	(175,118)
Amortization of deferred policy acquisition costs	(7,584)	(1,503)
Other operating expenses	(17,394)	(25,558)

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

Annuities

Segment results of operations

Segment results were as follows:

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$8,191	$8,262	(0.9)%
Reinsurance ceded	—	—
Net premiums and policy fees	8,191	8,262	(0.9)
Net investment income	77,286	60,861	27.0
Realized gains (losses) - derivatives	(6,240)	254
Other income	3,003	2,713	10.7
Total operating revenues	82,240	72,090	14.1
Realized gains (losses) - investments	20	1,664
Total revenues	82,260	73,754
BENEFITS AND EXPENSES
Benefits and settlement expenses	67,416	55,949	20.5
Amortization of deferred policy acquisition cost and value of businesses acquired	5,921	4,538	30.5
Other operating expenses	6,414	5,997	7.0
Operating benefits and expenses	79,751	66,484	20.0
Amortization of DAC / VOBA related to realized gains (losses) - investments	(20)	590
Total benefits and expenses	79,731	67,074
INCOME BEFORE INCOME TAX	2,529	6,680	(62.1)
Less: realized gains (losses)	20	1,664
Less: related amortization of DAC	20	(590)
OPERATING INCOME	$2,489	$5,606	(55.6)

The following table summarizes key data for the Annuities segment:

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$519,248	$236,191	119.8%
Variable annuity	92,792	78,982	17.5
	$612,040	$315,173	94.2
Average Account Values
Fixed annuity(1)	$5,064,052	$4,045,331	25.2
Variable annuity	2,566,985	2,580,211	(0.5)
	$7,631,037	$6,625,542	15.2
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.06%	5.92%
Interest credited to policyholders	4.97	5.24
Interest spread	1.09%	0.68%

	As of
	March 31,
	2008	2007	Change
GMDB - Net amount at risk(3)	$247,107	$90,614	172.7%
GMDB - Reserves	—	2,615	(100.0)
S&P 500® Index	1,323	1,421	(6.9)

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Segment operating income

Operating income declined $3.1 million, or 55.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, which included $5.7 million of mark-to-market losses, net of DAC amortization, on the equity indexed annuity product and on embedded derivatives associated with the variable annuity GMWB rider.  Included in the mark-to-market adjustment is a SFAS No. 157 transition adjustment loss for the embedded derivative related to the variable annuity GMWB rider of $0.4 million before income taxes.

Operating revenues

Segment operating revenues increased $10.2 million, or 14.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to an increase in net investment income.  Average account balances grew 15.2% in the first three months of 2008, resulting in higher investment income.  The additional income resulting from the larger account balances was partially reduced in the first three months of 2008 by losses on embedded derivatives.  The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain and/or improve its interest spread.

Benefits and expenses

Operating benefits and expenses increased $13.3 million, or 20.0%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This increase was primarily the result of higher credited interest and unfavorable mortality fluctuations.  Mortality was unfavorable by $4.8 million in the first three months of 2008 compared to unfavorable mortality of $2.3 million in the first three months of 2007, an unfavorable change of $2.5 million.  The unfavorable mortality variances primarily relate to recent sales of large single premium immediate annuity (“SPIA”) cases.  Because this SPIA block has not reached a critical size relative to the total amount of annuities in-force, volatility in mortality results is expected.

The increase in DAC amortization (not related to realized capital gains and losses) for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was the result of overall growth and increased spreads.  We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization.  The periodic review and updating of assumptions is referred to as “unlocking.”  Retrospective DAC unlocking in the market value adjusted annuity line, although favorable in the first three months of 2008, was not as favorable as retrospective unlocking in the first three months of 2007.  For the three months ended March 31, 2008, DAC amortization for the Annuities segment was reduced by $0.3 million due to favorable retrospective DAC unlocking in the market value adjusted annuity line.  Favorable retrospective DAC unlocking of $1.2 million was recorded by the segment during the first three months of 2007.

Sales

Total sales increased $296.9 million, or 94.2%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Sales of fixed annuities increased $283.1 million, or 119.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase in fixed annuity sales was primarily due to strong sales in the single premium immediate annuity and market value adjusted annuity products, as well as our continued efforts to increase wholesale distribution.  The continuation of new annuity sales through the Chase distribution system contributed $81.9 million in fixed annuity sales in the first three months of 2008 compared to $75.8 million for the first three months ended March 31, 2007.  Sales of variable annuities increased $13.8 million, or 17.5% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  A general decline in the equity markets has increased the net amount at risk with respect to guaranteed minimum death benefits by 172.7% as of March 31, 2008 compared to March 31, 2007.

Stable Value Products

Segment results of operations

Segment results were as follows:

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$78,361	$79,101	(0.9)%
Realized gains (losses)	5,433	1,425	281.3
Total revenues	83,794	80,526
BENEFITS AND EXPENSES
Benefits and settlement expenses	59,929	64,719	(7.4)
Amortization of deferred policy acquisition cost	1,067	1,168	(8.6)
Other operating expenses	1,149	1,028	11.8
Total benefits and expenses	62,145	66,915	(7.1)
INCOME BEFORE INCOME TAX	21,649	13,611	59.1
Less: realized gains (losses)	5,433	1,425
OPERATING INCOME	$16,216	$12,186	33.1

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars In Thousands)
Sales
GIC	$74,232	$2,500	2,869.3%
GFA - Direct Institutional	—	—	n/a
GFA - Registered Notes - Institutional	450,000	—	n/a
GFA - Registered Notes - Retail	113,404	13,120	764.4
	$637,636	$15,620	3,982.2

Average Account Values	$5,140,310	$5,461,832

Operating Spread
Net investment income yield	6.10%	5.94%
Interest credited	4.67	4.86
Operating expenses	0.17	0.16
Operating spread	1.26%	0.92%

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Segment operating income

Operating income increased $4.0 million, or 33.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase in operating earnings resulted from a higher operating spread, which was partially offset by a decline in average account values.  The operating spread increased 34 basis points due to the scheduled maturity of several large high-coupon contracts and an improvement in portfolio asset yields.  The segment continually reviews its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain or increase interest spread.

Total sales increased $622.0 million, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily the result of our re-entry into the institutional funding agreement-backed note market.  These sales accounted for 70.6% of the segment’s sales during the first three months of 2008.

Asset Protection

Segment results of operations

Segment results were as follows:

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$95,335	$99,420	(4.1)%
Reinsurance ceded	(47,443)	(45,138)	5.1
Net premiums and policy fees	47,892	54,282	(11.8)
Net investment income	9,905	9,212	7.5
Other income	15,136	16,529	(8.4)
Total operating revenues	72,933	80,023	(8.9)
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,766	25,815	(4.1)
Amortization of deferred policy acquisition cost	14,332	20,703	(30.8)
Other operating expenses	23,983	23,421	2.4
Total benefits and expenses	63,081	69,939	(9.8)
INCOME BEFORE INCOME TAX	9,852	10,084	(2.3)
OPERATING INCOME	$9,852	$10,084	(2.3)

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars In Thousands)
Sales
Credit insurance	$22,790	$28,082	(18.8)%
Service contracts	71,663	74,807	(4.2)
Other products	16,262	30,186	(46.1)
	$110,715	$133,075	(16.8)
Loss Ratios (1)
Credit insurance	35.9%	34.5%
Service contracts	65.0	62.4
Other products	32.6	30.0

(1) Incurred claims as a percentage of earned premiums.

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Segment operating income

Operating income decreased $0.2 million, or 2.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was primarily the result of $1.5 million of lower IPP earnings in 2008 due to the loss of a significant customer during the second quarter of 2007, and partially offset by a $0.6 million gain from the sale of a small insurance subsidiary.

Earnings from core product lines decreased $0.6 million, or 5.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Within the segment’s core product lines, credit insurance earnings increased $0.6 million, or 84.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase in credit insurance earnings resulted primarily from a $0.6 million gain related to the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Service contract earnings improved $0.1 million, or 0.9%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The service contract line was favorably impacted by higher investment income and lower expenses. Earnings from other products declined $1.3 million, or 68.2%, for the three months ended March 31, 2008 compared to the prior year. The decline in other products related primarily to lower volume in the IPP line resulting from the loss of a significant customer.

Net premiums and policy fees

Net premiums and policy fees decreased $6.4 million, or 11.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Credit insurance and related earned premiums decreased $7.4 million, or 48.5%, due to the sale of a small insurance subsidiary during the first quarter of 2008. Net premiums in the service contract line increased $0.2 million, or 0.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Within the other product lines, net premiums increased $0.9 million, or 7.6%, for the three months ended March 31, 2008 compared to the prior year, primarily due to an increase in the GAP product line, partially offset by declines in the IPP line.

Other income

Other income decreased $1.4 million, or 8.4%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to a decline in service contract volume on lower sales.

Benefits and settlement expenses

Benefits and settlement expenses decreased $1.0 million, or 4.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The credit insurance and related claims for the three months ended March 31, 2008 compared to the prior year decreased $2.5 million, or 46.7%, as a result of lower volume and a $0.6 million decrease related to the sale of a small insurance subsidiary and its related operations. Service contract claims increased $0.8 million, or 4.9%, due to higher loss ratios. Other products claims increased $0.6 million, or 17.1%, primarily attributable to higher GAP claims.

Amortization of DAC and Other Operating Expenses

Amortization of DAC was $6.4 million, or 30.8%, lower for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, mainly due to a $2.9 million decrease resulting from the sale of a small insurance subsidiary and its related operations during the first quarter of 2008 and lower premium in the credit insurance products. Other operating expenses increased $0.6 million, or 2.4%, for the three months ended March 31, 2008, primarily due to higher expenses in the credit insurance line compared to the three months ended March 31, 2007.

Sales

Total segment sales decreased $22.4 million, or 16.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decline was primarily due to the other products line which decreased as a result of lower GAP and IPP sales. GAP sales declined due to price increases, tighter underwriting controls, and declines in auto sales. The decreases in credit insurance and service contract sales are primarily due to declines in auto and marine sales.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life insurance and credit accident and health insurance, credit property, vehicle service contracts and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARC’s”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at levels ranging from 50% to 100% to limit our exposure and allow the PARC’s to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company or our affiliates. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Ceded unearned premiums reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit or on a funds withheld basis.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	Three Months Ended
	March 31,
	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(47,443)	$(45,138)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(20,746)	(22,221)
Amortization of deferred policy acquisition costs	(9,852)	(2,299)
Other operating expenses	(1,756)	(8,351)

Reinsurance premiums ceded increased $2.3 million or 5.1% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily due to the cession of a block of credit business sold through a small insurance subsidiary, prior to the sale of that company.  This was somewhat offset by the decline in the sales of credit insurance and GAP insurance ceded to PARC’s.  In addition, we discontinued the marketing of credit insurance products through financial institutions in 2005 in which a majority of this business was ceded to PARC’s.

Benefits and settlement expenses ceded decreased $1.5 million or 6.6% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of a reduction in reserves related to the discontinued credit business sold through financial institutions and a decrease in losses ceded related to the Lender’s Indemnity program in runoff, offset by an increase in service contract claims.

Amortization of DAC ceded increased $7.6 million or 328.5% for the three months ended March 31, 2008 compared to the three months March 31, 2007, mainly as the result of the cession of certain credit insurance business.

Other operating expenses ceded decreased $6.6 million or 79.0% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The fluctuation is partly attributable to the decline in credit insurance products sold through financial institutions and an overall decline in credit insurance sales.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	Three Months Ended March 31,
	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$8,603	$9,169	(6.2)%
Reinsurance ceded	(1)	(4)	(75.0)
Net premiums and policy fees	8,602	9,165	(6.1)
Net investment income	21,744	36,419	(40.3)
Realized gains (losses) - investments	—	3,150	(100.0)
Realized gains (losses) - derivatives	484	257	88.3
Other income	904	937	(3.5)
Total operating revenues	31,734	49,928	(36.4)
Realized gains (losses) - investments	3,040	3,392
Realized gains (losses) - derivatives	(24,711)	(3,369)
Total revenues	10,063	49,951	(79.9)
BENEFITS AND EXPENSES
Benefits and settlement expenses	10,367	10,069	3.0
Amortization of deferred policy acquisition cost	551	129	327.1
Other operating expenses	50,789	37,953	33.8
Total benefits and expenses	61,707	48,151	28.2
(LOSS) INCOME BEFORE INCOME TAX	(51,644)	1,800
Less: realized gains (losses) - investments	3,040	3,392
Less: realized gains (losses) - derivatives	(24,711)	(3,369)
OPERATING (LOSS) INCOME	$(29,973)	$1,777

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Segment operating (loss)/ income

The Corporate and Other segment operating income declined $31.8 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due primarily to mark-to-market adjustments on a $419 million portfolio of securities designated for trading. This trading portfolio negatively impacted the first three months of 2008 by approximately $19.4 million, a $20.1 million less favorable impact than in the first three months of 2007.  In addition, the segment experienced lower participating income and higher interest expense.  The overall performance of our investment portfolio continued to be strong, with no significant credit issues in either the securities or mortgage portfolio.

Operating revenues

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on capital and net premiums and policy fees related to several non-strategic lines of business.  Net investment income for this segment decreased $14.7 million, or 40.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, and net premiums and policy fees declined $0.6 million, or 6.1%.  The decrease in net investment income was primarily the result of mark-to-market changes on the trading portfolio and a decline in participating income, partially offset by an increase in unallocated capital and investment income from proceeds of non-recourse funding obligations compared to the prior year.  The decline in net premiums and policy fees was the expected result of the runoff of business in the non-strategic lines of business which are no longer being marketed.

Benefits and expenses

Benefits and expenses increased $13.6 million, or 28.2%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase was primarily due to an increase in interest expense of $10.3 million, or 42.0%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Of this increase in interest expense, approximately $9.9 million relates to additional issuances of non-recourse funding obligations.  In addition, increases in general corporate overhead expenses have contributed to the increase in benefits and expenses.

CONSOLIDATED INVESTMENTS

Portfolio Description

As of March 31, 2008, our investment portfolio equaled approximately $29.0 billion.  The types of assets in which we may invest is influenced by various state laws which prescribe qualified investment assets.  Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

A significant portion of our bond portfolio is invested in residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities.  These holdings at March 31, 2008 equaled approximately $8.9 billion.  Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans.  Prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.  We have not invested in the higher risk tranches of mortgage-backed securities (except mortgage-backed securities issued in securitization transactions sponsored by the Company).  In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

As of March 31, 2008, we had residential mortgage-backed securities with a total market value of $78.8 million, or 0.3% of total invested assets, that were supported by collateral classified as sub-prime. $76.5 million, or 97.0%, of these securities were rated AAA.  Additionally, as of March 31, 2008, we held $663.9 million, or 2.3% of invested assets, of securities supported by collateral classified as Alt-A. The following table shows the percentage of our collateral classified as Alt-A, at March 31, 2008, grouped by rating category:

Percentage of
Alt-A
Rating	Securities
AAA	78.2%
AA	20.7
A	1.1
100.0%

The tables below show a breakdown of our residential mortgage-backed securities portfolio by type and rating at March 31, 2008.  As of March 31, 2008, these holdings were approximately $6.2 billion. Planned amortization class securities (“PACs”) pay down according to a schedule.  Sequentials receive payments in order until each class is paid off.  Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	66.5%
PAC	13.2
Pass Through	10.0
Other	10.3
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	97.0%
AA	2.0
A	1.0
100.0%

Our commercial mortgage backed security (“CMBS”) portfolio consists of commercial mortgage-backed securities issued in securitization transactions.  Portions of the CMBS are sponsored by the Company, in which we securitized portions of our mortgage loan portfolio. As of March 31, 2008, the CMBS holdings were approximately $1.2 billion.  Of this amount, $834.2 million related to retained beneficial interests of commercial mortgage loan securitizations the Company completed. The following table shows the percentages of our CMBS holdings, at March 31, 2008, grouped by rating category:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	84.5%
AA	8.9
A	3.5
BBB	1.2
Below investment grade	1.9
100.0%

Asset-backed securities (“ABS”) pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of March 31, 2008, these holdings were approximately $1.5 billion.  The following table shows the percentages of our ABS holdings, at March 31, 2008, grouped by rating category:

Percentage of
Asset-Backed
Rating	Securities
AAA	94.5%
AA	0.8
A	0.2
BBB	3.5
Below investment grade	1.0
100.0%

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”).  If a bond is not rated by Moody’s, S&P, or Fitch, we use ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics.  At March 31, 2008, over 99.0% of our bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The approximate percentage distribution of our fixed maturity investments by quality rating at March 31, 2008, is as follows:

Percentage of
Fixed Maturity
Type	Investments
AAA	42.2%
AA	8.2
A	17.8
BBB	27.0
BB or less	4.8
100.0%

Our portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans.  Within our fixed maturity securities, we maintain portfolios classified as “available for sale” and “trading”.  We generally purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs.  However, we may sell any of our investments to maintain proper matching of assets and liabilities.  Accordingly, we classified $19.4 billion or 83.6% of our fixed maturities as “available for sale” as of March 31, 2008.  These securities are carried at fair value on our Consolidated Condensed Balance Sheets.  Changes in fair value, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity.  Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Condensed Statements of Income.

Our trading portfolio, which accounts for $3.8 billion or 16.4% of our fixed maturities as of March 31, 2008, consists of two major categories.  First, we consolidate a special-purpose entity, in accordance with FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, whose investments are managed by the Company.  As of March 31, 2008, fixed maturities with a market value of $411.3 million and short-term investments with a market value of $17.6 million were classified as “trading” securities related to this special-purpose entity.  Additionally, as of March 31, 2008, we held fixed maturities with a market value of $3.4 billion and short-term investments with a market value of $112.9 million, which were added as part of the Chase Insurance Group acquisition.  Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur.  Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

Our investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost.  As of March 31, 2008, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $23.2 billion, which was 2.5% below amortized cost of $23.8 billion.  We had $3.4 billion in mortgage loans as of March 31, 2008.  While our mortgage loans do not have quoted market values, as of March 31, 2008, we estimated the market value of our mortgage loans to be $3.7 billion (using discounted cash flows from the next call date), which was 8.8% greater than the amortized cost.  Most of our mortgage loans have significant prepayment fees.  These assets are invested for terms approximately corresponding to anticipated future benefit payments.  Thus, market fluctuations are not expected to adversely affect liquidity.

The following table shows the reported values of our invested assets:

	March 31, 2008		December 31, 2007
	(Dollars In Thousands)
Publicly-issued bonds	$19,020,547	65.7%	$19,588,486	67.5%
Privately issued bonds	4,147,271	14.3	3,800,505	13.1
Redeemable preferred stock	83	0.0	78	0.0
Fixed maturities	23,167,901	80.0	23,389,069	80.6
Equity securities	289,307	1.0	117,037	0.4
Mortgage loans	3,377,397	11.6	3,284,326	11.3
Investment real estate	7,975	0.0	8,026	0.0
Policy loans	813,107	2.8	818,280	2.8
Other long-term investments	193,364	0.7	185,892	0.6
Short-term investments	1,121,138	3.9	1,236,443	4.3
Total invesments	$28,970,189	100.0%	$29,039,073	100.0%

Included in the preceding table are $3.8 billion and $4.0 billion of fixed maturities and $130.5 million and $67.0 million of short-term investments classified as trading securities as of March 31, 2008 and December 31, 2007, respectively.

Market values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. Upon obtaining this information related to market value, management makes a determination as to the appropriate valuation amount. The market value of private, non-traded securities was $4.1 billion as of March 31, 2008, representing 14.3% of our total invested assets.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time.  We require collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored on a daily basis, with additional collateral obtained as necessary.  As of March 31, 2008, securities with a market value of $348.5 million were loaned under these agreements.  As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral.  As of March 31, 2008, collateral related to these agreements equaled $356.3 million.

Mortgage Loans

We invest a significant portion of our investment portfolio in commercial mortgage loans.  As of March 31, 2008, our mortgage loan holdings equaled approximately $3.4 billion. We generally do not lend on speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments.  Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses.  This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.  As of March 31, 2008 and December 31, 2007, our allowance for mortgage loan credit losses was $0.5 million and $0.5 million, respectively.

Our mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination.  Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property’s projected operating expenses and debt service.  We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate.  Approximately $660.4 million of our mortgage loans have this participation feature.

Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years.  However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of March 31, 2008, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.  As of March 31, 2008, $7.4 million, or 0.2%, of the mortgage loan portfolio was nonperforming.  It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent.  For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible.  If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, we securitized $1.4 billion of our mortgage loans. We sold the senior tranches while retaining the subordinate tranches.  We continue to service the securitized mortgage loans.  During 2007, we securitized an additional $1.0 billion of our mortgage loans.  We sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches.  We continue to service the securitized mortgage loans.  At March 31, 2008, we had investments related to retained beneficial interests of mortgage loan securitizations of $834.2 million.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines.  The following table shows our available for sale fixed maturities by credit rating as of March 31, 2008:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$8,055,032	41.6%
AA	1,611,785	8.3
A	3,311,359	17.1
BBB	5,297,322	27.3
Investment grade	18,275,498	94.3
BB	731,161	3.8
B	289,551	1.5
CCC or lower	78,867	0.4
In or near default	73	0.0
Below investment grade	1,099,652	5.7
Redeemable preferred stock	83	0.0
Total	$19,375,233	100.0%

Not included in the table above are $3.8 billion of investment grade and $29.9 million of less than investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk.  The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of March 31, 2008:

Creditor	Market Value
(Dollars In Millions)
AT&T Corporation	$174.0
Citigroup Inc.	140.6
American International Group	139.8
Toyota	138.3
Bank of America Corp.	129.8
Wachovia Group	124.8
Wells Fargo & Company	124.5
Comcast Corp.	117.0
Metlife Inc.	114.9
Berkshire Hathaway Inc.	113.1

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown.

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$9,062	$2,202	$6,860
Fixed maturity losses - sales	(521)	(3,017)	2,496
Equity gains - sales	—	5,451	(5,451)
Equity losses - sales	—	—	—
Impairments on fixed maturity securities	—	—	—
Impairments on equity securities	—	(48)	48
Modco trading portfolio trading activity	(35,996)	5,496	(41,492)
Other	(590)	3,210	(3,800)
Total realized gains (losses) - investments	$(28,045)	$13,294	$(41,339)

Foreign currency swaps	$3,171	$4,577	$(1,406)
Foreign currency adjustments on stable value contracts	(3,007)	(443)	(2,564)
Derivatives related to mortgage loan commitments	(13,593)	—	(13,593)
Embedded derivatives related to reinsurance	29,365	(2,837)	32,202
Derivatives related to corporate debt	6,493	1,321	5,172
Credit default swaps	(15,150)	—	(15,150)
Other derivatives	(8,936)	(4,909)	(4,027)
Total realized (losses) gains - derivatives	$(1,657)	$(2,291)	$634

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance.  The change in net realized investment gains (losses), excluding impairments, during the first three months of 2008 primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate environment.

There were no impairments for the three months ended March 31, 2008 compared to $0.1 million for the three months ended March 31, 2007.  The $0.6 million of other realized losses recognized for the three months ended March 31, 2008 includes foreign exchange gains of $0.6 million and other losses totaling $1.2 million.  As of March 31, 2008, net losses of $36.0 million primarily related to mark-to-market changes on our modified coinsurance (“Modco”) trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses.  Of this amount, approximately $7.7 million of losses were realized through the sale of certain securities, which will be reimbursed to us over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the “Consolidated Investments” section below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.  We have entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of our foreign currency denominated stable value contracts.  We recorded net realized gains of $0.2 million from these securities for the three months ended March 31, 2008.  These gains were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps.  We have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments.  We recorded $13.6 million in net losses from these securities for the three months ended March 31, 2008.  The net losses from these securities were the result of $10.7 million of adjustments related to closed positions and $2.9 million of mark-to-market adjustments.

We also have in place various modified coinsurance and funds withheld arrangements that, in accordance with DIG B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives.  The $29.4 million in gains on these embedded derivatives were a result of spread widening, partially offset by lower interest rates.  In the first three months of 2008, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market losses that more than offset the gains on these embedded derivatives.

We use interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities.  These positions resulted in gains of $6.5 million for the three months ended March 31, 2008.

Credit default swaps reflected unrealized loss adjustments of $15.2 million, primarily related to mark-to-market adjustments, for the three months ended March 31, 2008.  We entered into these credit default swaps to enhance the return on our investment portfolio.

We also use various swaps, options, and swaptions to mitigate risk related to other interest rate exposures.  We realized losses of $2.5 million on swaptions for the three months ended March 31, 2008.  Equity call options generated losses of $3.5 million for the three months ended March 31, 2008.  The GMWB rider embedded derivatives on certain variable deferred annuities had realized losses of $2.8 million for the three months ended March 31, 2008.  Other derivative contracts generated net losses of $0.2 million for the three months ended March 31, 2008.

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.  For the three months ended March 31, 2008, there were no pre-tax other-than-temporary impairments in our investments compared to $0.1 million for the three months ended March 31, 2007.

As previously discussed, management considers several factors when determining other-than-temporary impairments.  Although we generally intend to hold securities until maturity, we may change our position as a result of a change in circumstances.  Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available for sale.  For the three months ended March 31, 2008, we sold securities in an unrealized loss position with a market value of $93.2 million resulting in a realized loss of $0.5 million. The remaining security sales that generated realized losses included a significant number of US Treasury and government obligations and were sold as a result of normal portfolio rebalancing activity and tax planning.  No single security sold during the first three months of 2008 incurred a loss greater than $0.1 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$72,701	78.0%	$(206)	39.5%
>90 days but <= 180 days	7,000	7.5	(129)	24.8
>180 days but <= 270 days	1,000	1.1	(19)	3.6
>270 days but <= 1 year	12,490	13.4	(167)	32.1
Total	$93,191	100.0%	$(521)	100.0%

Unrealized Gains and Losses – Available for Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2008, the balance sheet date.  Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates.  As indicated above, management considers a number of factors in determining if an unrealized loss is other than temporary, including our ability and intent to hold the security until recovery.  Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio.  As of March 31, 2008, we had an overall pre-tax net unrealized loss of $590.5 million.

For traded and private fixed maturity and equity securities held that are in an unrealized loss position as of March 31, 2008, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$6,514,572	55.8%	$6,778,368	53.8%	$(263,796)	28.2%
>90 days but <= 180 days	1,563,729	13.4	1,767,390	14.0	(203,661)	21.8
>180 days but <= 270 days	754,997	6.5	836,905	6.6	(81,908)	8.7
>270 days but <= 1 year	743,392	6.4	857,261	6.8	(113,869)	12.2
>1 year but <= 2 years	721,951	6.2	834,462	6.6	(112,511)	12.0
>2 years but <= 3 years	1,073,693	9.2	1,190,984	9.5	(117,291)	12.5
>3 years but <= 4 years	195,685	1.7	218,723	1.7	(23,038)	2.5
>4 years but <= 5 years	85,591	0.7	95,504	0.8	(9,913)	1.1
>5 years	18,119	0.1	27,414	0.2	(9,295)	1.0
Total	$11,671,729	100.0%	$12,607,011	100.0%	$(935,282)	100.0%

The unrealized losses as of March 31, 2008, primarily relate to the widening of credit spreads as treasury rates declined during the quarter. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. The Company does not consider these unrealized loss positions to be other than temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered.

As of March 31, 2008, securities with a market value of $709.2 million and $130.7 million of unrealized losses were issued in commercial mortgage loan securitizations that we sponsored, including $8.2 million of unrealized losses greater than five years.  We do not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with our original expectations.  Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to ignore. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

In assessing whether or not these unrealized positions should be considered other than temporary, we review the underlying cash flows, as well as the associated values of the real estate collateral for the loans included in our commercial mortgage loan securitizations.

We have no material concentrations of issuers or guarantors of fixed maturity securities.  The industry segment composition of all securities in an unrealized loss position held as of March 31, 2008, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Agency Mortgages	$276,389	2.4%	$280,263	2.2%	$(3,874)	0.4%
Banking	1,067,163	9.1	1,222,016	9.7	(154,853)	16.6
Basic Industrial	319,744	2.7	349,461	2.8	(29,717)	3.2
Brokerage	389,903	3.3	426,883	3.4	(36,980)	4.0
Capital Goods	87,355	0.7	94,135	0.7	(6,780)	0.7
Communications	425,818	3.7	477,453	3.8	(51,635)	5.5
Consumer Cyclical	261,002	2.2	298,564	2.4	(37,562)	4.0
Consumer Noncyclical	248,948	2.1	261,174	2.1	(12,226)	1.3
Electric	837,169	7.2	881,297	7.0	(44,128)	4.7
Energy	134,631	1.2	139,245	1.1	(4,614)	0.5
Finance Companies	296,151	2.5	330,307	2.6	(34,156)	3.7
Insurance	590,349	5.1	642,096	5.1	(51,747)	5.5
Municipal Agencies	470	0.0	492	0.0	(22)	0.0
Natural Gas	489,454	4.2	515,117	4.1	(25,663)	2.7
Non-Agency Mortgages	4,190,698	35.9	4,478,705	35.5	(288,007)	30.8
Other Finance	1,572,816	13.5	1,700,065	13.5	(127,249)	13.6
Other Industrial	110,680	1.0	115,807	0.9	(5,127)	0.6
Other Utility	14,608	0.1	15,044	0.1	(436)	0.1
Real Estate	11,170	0.1	12,364	0.1	(1,194)	0.1
Technology	83,344	0.7	88,286	0.7	(4,942)	0.5
Transportation	141,546	1.2	146,575	1.2	(5,029)	0.5
U.S. Govt Agencies	122,321	1.1	131,662	1.0	(9,341)	1.0
Total	$11,671,729	100.0%	$12,607,011	100.0%	$(935,282)	100.0%

The range of maturity dates for securities in an unrealized loss position as of March 31, 2008, varies, with 12.7% maturing in less than 5 years, 18.1% maturing between 5 and 10 years, and 69.2% maturing after 10 years.  The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2008:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$8,543,272	73.2%	$9,150,306	72.6%	$(607,034)	64.9%
BBB	2,273,806	19.5	2,443,390	19.4	(169,584)	18.1
Investment grade	10,817,078	92.7	11,593,696	92.0	(776,618)	83.0
BB	551,193	4.7	623,462	4.9	(72,269)	7.8
B	230,404	2.0	276,465	2.2	(46,061)	4.9
CCC or lower	73,054	0.6	113,388	0.9	(40,334)	4.3
Below investment grade	854,651	7.3	1,013,315	8.0	(158,664)	17.0
Total	$11,671,729	100.0%	$12,607,011	100.0%	$(935,282)	100.0%

As of March 31, 2008, securities in an unrealized loss position that were rated as below investment grade represented 7.3% of the total market value and 17.0% of the total unrealized loss.  Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $89.1 million.  Securities in an unrealized loss position rated less than investment grade were 3.0% of invested assets.  We generally purchase our investments with the intent to hold to maturity.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$264,648	31.0%	$279,400	27.6%	$(14,752)	9.3%
>90 days but <= 180 days	190,587	22.3	208,555	20.6	(17,968)	11.3
>180 days but <= 270 days	73,930	8.6	88,396	8.7	(14,466)	9.1
>270 days but <= 1 year	71,668	8.4	94,017	9.3	(22,349)	14.1
>1 year but <= 2 years	52,496	6.1	74,737	7.4	(22,241)	14.0
>2 years but <= 3 years	145,260	17.0	182,052	17.9	(36,792)	23.2
>3 years but <= 4 years	35,586	4.2	52,373	5.2	(16,787)	10.6
>4 years but <= 5 years	5,482	0.6	11,681	1.1	(6,199)	3.9
>5 years	14,994	1.8	22,104	2.2	(7,110)	4.5
Total	$854,651	100.0%	$1,013,315	100.0%	$(158,664)	100.0%

As of March 31, 2008, below investment grade securities with a market value of $23.8 million and $11.1 million of unrealized losses were issued in commercial mortgage loan securitizations that we sponsored, including securities in an unrealized loss position greater than five years with a market value of $13.6 million and $6.1 million of unrealized losses.  We do not consider these unrealized positions to be other than temporary, because the underlying mortgage loans continue to perform consistently with our original expectations.  In addition, of the total below investment grade securities, approximately $733.8 million and $82.5 million, respectively, relate to corporate securities and public utility securities.

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

While we generally anticipate that the cash flow of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available.  Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed.  We expect that the rate received on our investments will equal or exceed our borrowing rate.  As of March 31, 2008, we did not have a liability related to such borrowings. Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices.  We may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

In addition, under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis at an interest rate of LIBOR plus 0.30%. On April 16, 2008, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) to increase the commitment to a maximum principal amount of $500 million (the “New Credit Facility”). We have the right in certain circumstances to request that the commitment under the New Credit Facility be increased up to a maximum principal amount of $600 million.  The maturity date on the New Credit Facility is April 16, 2013. On March 31, 2008, we had $20 million outstanding under our existing $200 million revolving line of credit due July 30, 2009 (the “Existing Credit Facility”). We paid the outstanding balance under the Existing Credit Facility in full on April 16, 2008. There is currently no balance outstanding under the New Credit Facility.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments.  We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations.

The life insurance subsidiaries were committed as of March 31, 2008, to fund mortgage loans in the amount of $843.1 million.  Our subsidiaries held $1.2 billion in cash and short-term investments as of March 31, 2008.  We had an additional $11.3 million in cash and short-term investments available for general corporate purposes.

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

The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars In Thousands)

Net cash provided by operating activities	$199,465	$231,485
Net cash (used in) provided by investing activities	(604,984)	102,530
Net cash provided by (used in) financing activites	377,300	(283,341)
Total	$(28,219)	$50,674

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

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

Net cash (used in) provided by investing activities - The variance in net cash used in investing activities for the three months ended March 31, 2008 compared to March 31, 2007 was primarily the result of activity related to our investment portfolio.

Net cash provided by (used in) financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The increase for the three months ended March 31, 2008 compared to March 31, 2007 was primarily the result of fluctuations in investment product deposits and withdrawals.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have registered debt securities, preferred and common stock, and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

As of March 31, 2008, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners’ equity.  We also had a $200 million revolving line of credit, under which we could borrow funds at an interest rate of LIBOR plus 0.30%, with balances due July 30, 2009.  As of March 31, 2008, we had an outstanding balance of $20 million under this line of credit.  During April of 2008, we entered into the New Credit Facility with a maturity date of April 16, 2013, to increase the capacity to $500 million. See Note 11, Subsequent Event for additional information.  No compensating balances are required to maintain the line of credit.  The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur.  Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital.  We were in compliance with all debt covenants as of March 31, 2008.

Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by Protective Life, our largest operating subsidiary, had $800.0 million of non-recourse funding obligations outstanding as of March 31, 2008, the maximum amount available under a surplus notes facility established with certain purchasers.  These non-recourse funding obligations bear a floating rate of interest and mature in 2037.  As the block of business grows and ages, unless additional funding mechanisms are put into place, reserving increases will reduce our available statutory capital and surplus.  We have experienced higher proportional borrowing costs associated with the non-recourse funding obligations supporting the business reinsured to Golden Gate.  The maximum rate we could be required to pay under these obligations is LIBOR plus 425 basis points.  These costs have been mitigated by a drop in LIBOR during the three months ended March 31, 2008.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by Protective Life, had $575.0 million of non-recourse funding obligations outstanding as of March 31, 2008.  These non-recourse funding obligations mature in 2052.  We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary.  We have experienced higher proportional borrowing costs associated with certain of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher interest costs associated with the illiquidity of the current market for auction rate securities, as well as a negative watch placed on our guarantor by certain rating agencies.  The maximum rate we could be required to pay under these obligations is LIBOR plus 200 basis points.  These costs have been mitigated by a drop in LIBOR during the three months ended March 31, 2008.

On May 7, 2007, our Board of Directors extended our previously authorized $100 million share repurchase program.  The current authorization extends through May 6, 2010. During the first three months of 2008, we repurchased approximately 450,800 shares, at a total cost of approximately $17.1 million. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.  Future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed.  We evaluate the financial condition of our reinsurers and monitor the concentration of credit risk arising from them.  During the first three months of 2008, we ceded premiums to third-party reinsurers amounting to $371.1 million.  In addition, we had receivables from reinsurers amounting to $5.3 billion as of March 31, 2008.  We review reinsurance receivable amounts for collectability and establish appropriate bad debt reserves if deemed appropriate.

As of March 31, 2008, we had approximately $730.5 million (fair value) of Auction Rate Securities (ARSs). Of these holdings, approximately $727.5 million, or 99.6%, were rated AAA.  The holdings include approximately $700.8 million of student loan backed auction rate securities, which are guaranteed by the Federal Family Education Loan Program, and $29.7 million of municipal auction rate securities. While the auction rate market has experienced certain liquidity constraints, we believe that based on our cash, cash equivalents and marketable securities balances, and our  operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

Liabilities

Many of our products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds.  Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of March 31, 2008, we had policy liabilities and accruals of approximately $17.9 billion.  Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.7%.

Contractual Obligations

The table below sets forth future maturities of debt, non-recourse funding obligations, subordinated debt securities, stable value products, notes payable, operating lease obligations, other property lease obligations, mortgage loan commitments, liabilities related to variable interest entities, policyholder obligations, and defined benefit pension obligations.

As of March 31, 2008, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, we recorded a $32.4 million liability for uncertain tax positions, including interest on unrecognized tax benefits.  These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Long-term debt(a)	$781,080	$29,520	$77,168	$65,422	$608,970
Non-recourse funding obligations(b)	3,785,209	71,628	143,257	143,257	3,427,067
Subordinated debt securities(c)	1,929,102	37,147	74,294	74,294	1,743,367
Stable value products(d)	6,435,577	1,605,138	1,850,052	1,354,573	1,625,814
Operating leases(e)	31,298	6,687	11,377	6,805	6,429
Home office lease(f)	89,827	2,575	5,164	5,143	76,945
Mortgage loan commitments	843,136	843,136	—	—	—
Liabilities related to variable interest entities(g)	427,581	11,033	416,548	—	—
Policyholder obligations(h)	20,739,980	1,584,673	2,844,295	2,644,089	13,666,923
Defined benefit pension obligations(i)	2,326	2,326	—	—	—

(a)             Long-term debt includes all principal amounts owed on note agreements and expected interest payments due over the term of notes.

(b)             Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.

(c)             Subordinated debt securities includes all principal amounts owed to our non-consolidated special purpose finance subsidiaries and interest payments due over the term of the obligations.

(d)             Anticipated stable value products cash flows including interest.

(e)             Includes all lease payments required under operating lease agreements.

(f)             The lease payments shown assume we exercise our option to purchase the building at the end of the lease term.  Additionally, the payments due by period above were computed based on the terms of the renegotiated lease agreement, which was entered in January 2007.

(g)             Liabilities related to variable interest entities are not our legal obligations, but will be repaid with cash flows generated by the variable interest entities.  The amounts represent scheduled principal and expected interest payments.

(h)             Estimated contractual policyholder obligations are based on mortality, morbidity, and lapse assumptions comparable to our historical experience, modified for recent observed trends.  These obligations are based on current balance sheet values and include expected interest crediting, but do not incorporate an expectation of future market growth, or future deposits.  Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.  As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets.  We expect to fully fund the general account obligations from cash flows from general account investments.

(i)             Estimated 2008 contributions to our defined benefit pension plan and unfunded excess benefit plan approximate the projected expense to be recognized in 2008.  Due to the significance of the assumptions used, this amount could differ from actual results.  No estimate has been made of amounts to be contributed to these plans in years subsequent to 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted SFAS No. 157.  This standard defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The term “fair value” as used in this document is defined in accordance with SFAS No. 157. The cumulative effect of adopting this standard resulted in an increase to January 1, 2008 retained earnings of $1.5 million and a decrease in income before income taxes of $0.4 million for the three months ended March 31, 2008. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 10, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities.  Market price quotes may not be readily available for some positions, or for some positions within a market sector where trading activity has slowed significantly or ceased.  Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments.  At March 31, 2008, $4.2 billion of Available-for-sale and trading account assets were classified as level three fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values. At March 31, 2008, the level three fair values of derivative assets and liabilities determined by these quantitative models was $8.5 million and $18.1 million. These amounts reflect the full fair value of the derivatives as defined in accordance with SFAS No. 157 and do not isolate the discrete value associated with the specific subjective valuation variable.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, the Company’s credit rating and other market conditions.  At March 31, 2008, the level three fair value of these liabilities was $146.0 million. This amount reflects the full fair value of the liabilities as defined in accordance with SFAS No. 157 and does not isolate the discrete value associated with the specific subjective valuation variable.

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

We have sold credit derivatives to enhance the return on our investment portfolio.  These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments.  As of March 31, 2008, the notional amount of these credit default swaps was $210.0 million and the swaps were in an unrealized loss position of $16.2 million, respectively.  As a result of the ongoing disruption in the credit markets, the fair value of these derivatives is expected to fluctuate in response to changing market conditions.  We believe that the unrealized loss recorded on these credit default swaps is not indicative of the economic value of the investment. We expect the unrealized loss to reverse over the remaining life of the credit default swap portfolio.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired.  The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower.  The commitment is not recognized in our financial statements until the commitment is actually funded.  The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.  As of March 31, 2008, we had outstanding mortgage loan commitments of $843.1 million at an average rate of 6.28%.

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

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) was approved by the NAIC, with an effective date of July 1, 2005.  Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”).  The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products.  To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment.  The NAIC is continuing to study this issue and has issued additional changes to AG38 and Regulation XXX, which had the effect of modestly decreasing the reserves required for certain traditional and universal life policies that are issued on January 1, 2007, and later.  In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on our statutory capital.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

Our ability to implement financing solutions designed to fund a portion of our statutory reserves on both the traditional and universal life blocks of business is dependent on factors such as our ratings, the size of the blocks of business affected, our mortality experience, credit market guarantors, and other factors.  We cannot predict the continued availability of such solutions or the form that the solution may take.  To the extent that such solutions are not available, our financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity and possible reduced earnings expectations.  Management continues to monitor options related to these financing solutions.

During 2006, the NAIC made the determination that certain securities previously classified as “preferred securities” had both debt and equity characteristics and because of this, required unique reporting treatment.  Under a short-term solution, NAIC guidance mandates that certain of these securities may have to carry a lower rating for asset valuation reserve and risk based capital calculations.  As a result, certain securities receive a lower rating classification for asset valuation reserve and risk based capital calculations.  Our insurance subsidiaries currently invest in these securities.  As of March 31, 2008, we (including both insurance and non-insurance subsidiaries) held approximately $1.0 billion (statutory carrying value) in securities that meet the aforementioned “notch-down” criteria, based on evaluation of the underlying characteristics of the securities.  A working group made up of accounting, actuarial and investment parties continue to investigate what the appropriate long-term capital treatment should be for these securities.  We cannot predict what impact a change in this guidance may have.

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

The NAIC adopted amendment(s) to the Unfair Trade Practices Act regarding the use of travel in insurance underwriting.  The amendment states that the denial of life insurance based upon an individual’s past lawful travel experiences or future lawful travel plans, is prohibited unless(i) the risk of loss for individuals traveling to a specified destination at a specified time is reasonably anticipated to be greater than if the individuals did not travel to that destinations at that time, and (ii) the risk of traveling to a specific destination is based on sound actuarial principles and actual or reasonably anticipated experience.  We cannot predict at this time what impact, if any, such changes would have on us.

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

The higher interest rates that have traditionally accompanied inflation could also affect our operations.  Policy loans increase as policy loan interest rates become relatively more attractive.  As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase.  The market value of our fixed-rate, long-term investments may decrease, we may be unable to implement fully the interest rate reset and call provisions of our mortgage loans, and our ability to make attractive mortgage loans, including participating mortgage loans, may decrease.  In addition, participating mortgage loan income may decrease.  The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates.

Item 3.        QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change from the disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.        CONTROLS AND PROCEDURES

(a)   Disclosure controls and procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company’s management, under the direction of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of such date. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events.  Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)   Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.  The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.       Risk Factors

The operating results of companies in the insurance industry have historically been subject to significant fluctuations.  The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties.  In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors and Cautionary Factors that may Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition, or future results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Value of
			Purchased as	Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Programs	the Program (1)
	(Dollars in Thousands, Except Share Amounts)
January 1, 2008 through January 31, 2008	—	$—	—	$100,000
February 1, 2008 through February 29, 2008	129,900	$38.56	129,900	$94,988
March 1, 2008 through March 31, 2008	320,900	$37.77	320,900	$82,857
Total	450,800	$38.00	450,800	$82,857

(1)

In May 2004, the Company announced the initiation of its $100 million share repurchase program, which commenced execution on February 12, 2008. On May 7, 2007, the Board of Directors extended the share repurchase program through May 6, 2010.

Item 6.            Exhibits

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

PROTECTIVE LIFE CORPORATION

Date:	May 8, 2008	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer