Form 10-Q
period 2008-09-30
PROTECTIVE LIFE CORP
filed 2008-11-07
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of Common Stock, $0.50 par value, outstanding as of November 5, 2008:  69,905,807

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2008

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$664,464	$676,500	$2,005,741	$2,024,682
Reinsurance ceded	(366,734)	(368,878)	(1,161,580)	(1,162,641)
Net of reinsurance ceded	297,730	307,622	844,161	862,041
Net investment income	423,522	428,792	1,270,928	1,254,910
Realized investment (losses) gains:
Derivative financial instruments	91,991	(37,467)	155,421	36,523
All other investments	(351,102)	43,114	(491,558)	(10,201)
Other income	47,943	51,874	141,435	183,118
Total revenues	510,084	793,935	1,920,387	2,326,391
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2008 - $309,675; 2007 - $360,749 nine months: 2008 - $1,084,504; 2007 - $1,112,579)	535,839	504,905	1,500,859	1,431,639
Amortization of deferred policy acquisition costs and value of business acquired	39,331	73,863	179,151	228,279
Other operating expenses, net of reinsurance ceded: (three months: 2008 - $51,584; 2007 - $62,470 nine months: 2008 - $160,252; 2007 - $209,762)	94,856	107,750	289,251	324,287
Total benefits and expenses	670,026	686,518	1,969,261	1,984,205
Income (loss) before income tax	(159,942)	107,417	(48,874)	342,186
Income tax (benefit) expense	(59,934)	34,425	(22,932)	113,506
Net income (loss)	$(100,008)	$72,992	$(25,942)	$228,680

Net income (loss) per share - basic	$(1.41)	$1.03	$(0.36)	$3.22
Net income (loss) per share - diluted	$(1.40)	$1.02	$(0.36)	$3.20
Cash dividends paid per share	$0.235	$0.225	$0.695	$0.665

Average share outstanding - basic	71,115,365	71,074,619	71,104,383	71,055,969
Average share outstanding - diluted	71,380,898	71,467,009	71,425,610	71,481,471

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2008	2007
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at fair market value (amortized cost: 2008 - $23,815,283; 2007 - $23,448,784)	$22,084,909	$23,389,069
Equity securities, at fair market value (cost: 2008 - $378,407; 2007 - $112,406)	312,389	117,037
Mortgage loans	3,653,919	3,284,326
Investment real estate, net of accumulated depreciation (2008 - $411; 2007 - $283)	7,793	8,026
Policy loans	811,846	818,280
Other long-term investments	329,259	185,892
Short-term investments	987,604	1,236,443
Total investments	28,187,719	29,039,073
Cash	86,587	146,152
Accrued investment income	308,144	291,734
Accounts and premiums receivable, net of allowance for uncollectible amounts (2008 - $2,950; 2007 - $3,587)	163,258	87,883
Reinsurance receivables	5,227,020	5,089,100
Deferred policy acquisition costs and value of business acquired	3,965,955	3,400,493
Goodwill	122,128	117,366
Property and equipment, net of accumulated depreciation (2008 - $116,022; 2007 - $111,213)	40,274	42,795
Other assets	172,759	144,296
Income tax receivable	154,454	165,741
Assets related to separate accounts
Variable annuity	2,426,806	2,910,606
Variable universal life	297,687	350,802
Total Assets	$41,152,791	$41,786,041
Liabilities
Policy liabilities and accruals	$18,131,666	$17,429,307
Stable value product account balances	6,021,834	5,046,463
Annuity account balances	8,976,496	8,708,383
Other policyholders’ funds	424,185	307,950
Other liabilities	741,120	1,204,018
Deferred income taxes	58,747	512,156
Non-recourse funding obligations	1,375,000	1,375,000
Liabilities related to variable interest entities	—	400,000
Long-term debt	649,852	559,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	2,426,806	2,910,606
Variable universal life	297,687	350,802
Total liabilities	39,628,136	39,329,280
Commitments and contingent liabilities - Note 3
Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2008 and 2007 - 160,000,000 shares issued: 2008 and 2007 - 73,251,960	36,626	36,626
Additional paid-in-capital	448,887	444,765
Treasury stock, at cost (2008 - 3,348,529 shares; 2007 - 3,102,898 shares)	(26,978)	(11,140)
Unallocated stock in Employee Stock Ownership Plan (2008 - 138,857 shares ; 2007 - 251,231 shares)	(474)	(852)
Retained earnings (includes FAS157 cumulative effect adjustment - $1,470)	1,994,799	2,067,891
Accumulated other comprehensive income (loss):
Net unrealized (losses) on investments, net of income tax: (2008 - $(486,000); 2007 - $(26,675))	(885,588)	(45,339)
Accumulated (loss) - hedging, net of income tax: (2008 - $(11,434); 2007 - $(6,185))	(20,598)	(12,222)
Postretirement benefits liability adjustment, net of income tax: (2008 - $(11,856); 2007 - $(11,622))	(22,019)	(22,968)
Total shareowners’ equity	1,524,655	2,456,761
Total liabilities and shareowners’ equity	$41,152,791	$41,786,041

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars In Thousands)
Cash flows from operating activities
Net income (loss)	$(25,942)	$228,680
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	336,137	(26,322)
Amortization of deferred policy acquisition costs and value of business acquired	179,151	228,279
Capitalization of deferred policy acquisition costs	(294,154)	(348,730)
Depreciation expense	7,667	5,832
Deferred income tax	69,252	130,010
Accrued income tax	10,775	(11,638)
Interest credited to universal life and investment products	773,877	753,170
Policy fees assessed on universal life and investment products	(419,384)	(423,823)
Change in reinsurance receivables	(137,920)	(338,857)
Change in accrued investment income and other receivables	(91,785)	(33,071)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	300,800	200,778
Trading securities:
Maturities and principal reductions of investments	358,437	316,189
Sale of investments	956,257	1,605,326
Cost of investments acquired	(995,657)	(2,019,909)
Other net change in trading securities	(83,440)	212,076
Change in other liabilities	(107,668)	173,298
Other, net	(176,217)	(60,041)
Net cash provided by operating activities	660,186	591,247
Cash flows from investing activities
Investments available-for-sale:
Maturities and principal reductions of investments	1,588,245	1,007,775
Sale of investments	2,520,126	1,743,960
Cost of investments acquired	(5,573,114)	(3,692,079)
Mortgage loans:
New borrowings	(640,186)	(684,495)
Repayments	269,864	367,475
Change in investment real estate, net	456	36,041
Change in policy loans, net	6,434	22,544
Change in other long-term investments, net	17,278	(1,537)
Change in short-term investments, net	63,391	38,933
Purchase of property and equipment	(4,192)	(12,555)
Sales of property and equipment	787	4,094
Net cash used in investing activities	(1,750,911)	(1,169,844)
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	90,000	142,000
Principal payments on line of credit arrangement and long-term debt	—	(138,280)
Net proceeds from securities sold under repurchase agreements	—	127,251
Payments on liabilities related to variable interest entities	(400,000)	(20,395)
Issuance of non-recourse funding obligations	—	750,000
Dividends to share owners	(48,620)	(46,598)
Investments product deposits and change in universal life deposits	4,066,785	2,739,113
Investment product withdrawals	(2,647,740)	(2,773,473)
Excess tax benefits on stock based compensation	—	1,653
Other financing activities, net	(29,265)	(96,770)
Net cash provided by financing activities	1,031,160	684,501
Change in cash	(59,565)	105,904
Cash at beginning of period	146,152	69,516
Cash at end of period	$86,587	$175,420

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Accounting Pronouncements Recently Adopted

Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurement (“SFAS No. 157”).  In September 2006, the FASB issued SFAS No. 157.  On January 1, 2008, the Company adopted this Statement, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.  Additionally, on January 1, 2008, the Company elected the partial adoption of SFAS No. 157 under the provisions of FASB Staff Position (“FSP”) FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this Statement until periods beginning January 1, 2009 for certain non-financial assets and liabilities.  Under the provisions of this FSP, the Company will delay the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination.  In January 2008, FASB also issued proposed FSP FAS 157-c that would amend SFAS No. 157 to clarify the principles on fair value measurement of liabilities.  Management is monitoring the status of this proposed FSP for any impact on the Company’s consolidated financial statements.  On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), to clarify the application of SFAS No. 157 in a market that is not active and provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This statement was effective upon issuance, including prior periods for which the financial statements have not been issued. For more information, see Note 10, Fair Value of Financial Instruments.

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

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  In December of 2007, the FASB issued SFAS No. 160.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  The Company does not expect this Statement to have a significant impact on its consolidated results of operations or financial position.

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

FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF Issue No. 03-6-1”).   In June of 2008, the FASB issued FSP EITF Issue No. 03-6-1.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  The FSP will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  All prior period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP.  The Company is currently evaluating the impact of this FSP, but does not expect it to have a significant impact on its consolidated results of operations or financial position.

FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees:  An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”).   In September of 2008, the FASB issued FSP FAS 133-1 and FIN 45-4.  This FSP amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  In addition, this FSP clarifies the FASB’s intent about the effective date of SFAS No. 161. The FSP will be effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008.  In periods after adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption.  The Company is currently evaluating the impact of this FSP, but does not expect it to have a significant impact on its consolidated results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported net income or shareowners’ equity.

Significant Accounting Policies

Valuation of investment securities

The fair value for fixed maturity, short term, and equity securities, is determined by management after considering and evaluating one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices.  Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix.  Typical inputs used by these three pricing methods include, but are not limited to: reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and rates of prepayments.  Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above.  If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate.  Included in the pricing of asset-backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral.

Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets.  For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows or rates of prepayments.  Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers.  Management considers a number of factors when determining the impairment status of individual securities.  These include the economic condition of various industry segments and geographic locations and other areas of identified risks.  Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio.  Special attention is given to correlative risks within specific industries, related parties, and business markets. We consider a number of factors in determining whether the impairment is other-than-temporary.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline in fair value, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.

For the three and nine months ended September 30, 2008, the Company recorded pre-tax other-than-temporary impairments, excluding $20.0 million of modified coinsurance (“Modco”) related impairments, of $202.6 million and $282.6 million, respectively, in our investments compared to no impairments and $0.1 million for the same periods in 2007.  The impairments related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Fannie Mae and Freddie Mac. The decline in the estimated fair value of these securities resulted from factors including distressed credit markets, the failure or near failure of a number of large financial service companies resulting in intervention by the United States Federal Government, downgrades in rating, and interest rate changes. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.  For more information on impairments, refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s universal life (“UL”), variable universal life, bank-owned life insurance (“BOLI”), and annuity products are subject to SFAS No. 97 and the recognition of the impact of reinsurance costs on the Company’s financial statements reflect the requirements of that pronouncement.  Ceded premiums and policy fees on SFAS No. 97 products reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period. Commission and expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the “ultimate” or final level allowance are capitalized.   Amortization of capitalized reinsurance expense allowances are amortized based on future expected gross profits according to SFAS No. 97. Unlike with SFAS No. 60 products, assumptions for SFAS No. 97 regarding mortality, lapses and interest are continuously reviewed and may be periodically changed. These changes will result in “unlocking” that changes the balance in the ceded deferred amortization cost and can affect the amortization of deferred acquisition cost and VOBA. Ceded unearned revenue liabilities are also amortized based on expected gross profits. Assumptions for SFAS No. 97 products are based on the best current estimate of expected mortality, lapses and interest spread. The Company complies with AICPA Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which impacts the timing of direct and ceded earnings on certain blocks of the Company’s SFAS No. 97 business.

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

The Company recognizes allowances according to the prescribed schedules in the reinsurance contracts, which may or may not bear a relationship to actual expenses incurred by the Company.  A portion of these allowances is deferred while the non-deferrable allowances are recognized immediately as a reduction of other operating expenses.  The Company’s practice is to defer reinsurance allowances in excess of the ultimate allowance.  This practice is consistent with the Company’s practice of capitalizing direct expenses.  While the recognition of reinsurance allowances is consistent with U.S. GAAP, in some cases non-deferred reinsurance allowances may exceed non-deferred direct costs, causing net other operating expenses to be negative.

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

Goodwill

Goodwill is tested for impairment at least annually. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company plans to evaluate goodwill during the fourth quarter and determine if an adjustment will be necessary in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.

2.             NON-RECOURSE FUNDING OBLIGATIONS

Non-recourse funding obligations outstanding as of September 30, 2008, on a consolidated basis, listed by issuer, are reflected in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
(Dollars In Thousands)
Golden Gate Captive Insurance Company	$800,000	2037	5.10%
Golden Gate II Captive Insurance Company	575,000	2052	3.95%
Total	$1,375,000

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

4.             STOCK-BASED COMPENSATION

Performance shares awarded during the first nine months of 2008 and 2007, and their estimated fair value at grant date are as follows:

Year	Performance	Estimated	Year	Performance	Estimated
Awarded	Shares	Fair Value	Awarded	Shares	Fair Value
(Dollars In Thousands, Except Share Amounts)
2008	75,900	$2,900	2007	64,700	$2,800

The criteria for payment of performance awards is based primarily upon a comparison of the Company’s average return on average equity (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if the Company’s results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if the Company’s results are below the 40th percentile of the comparison group, no portion of the award is earned. If the Company’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of the Company’s Common Stock.

During the first nine months of 2008, stock appreciation rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s Common Stock. The SARs are exercisable in four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, upon a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price for the first nine months of 2008 is as follows:

	Weighted-Average	Number of
	Base Price	SARs
Balance at December 31, 2007	$31.98	1,262,704
SARs granted	38.59	327,500
SARs exercised	32.67	(32,131)
Balance at September 30, 2008	$33.36	1,558,073

The SARs issued in 2008 had estimated fair values at grant date of $2.2 million. The fair value of the 2008 SARs was estimated using a Black-Scholes option pricing model. Significant assumptions used in the model for the 2008 SARs were as follows:expected volatility ranged from 16.4% to 22.1%, the risk-free interest rate ranged from 2.7% to 3.3%, a dividend rate of 2.1%, a 4.0% forfeiture rate, and the expected exercise date ranged from 2013 to 2016. The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s Common Stock and the market value at the exercise date for each SAR.

Additionally during 2008, the Company issued 13,100 restricted stock units at an average fair value of $39.07 per unit. These awards, with a total fair value of $0.5 million, vest ten years after the date of grant.

5.             DEFINED BENEFIT PENSION PLAN AND UNFUNDED EXCESS BENEFITS PLAN

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars In Thousands)

Service cost - Benefits earned during the period	$2,155	$2,016	$7,193	$6,657
Interest cost on projected benefit obligations	2,316	2,169	7,731	7,163
Expected return on plan assets	(2,571)	(2,405)	(8,582)	(7,943)
Amortization of prior service cost	49	46	164	152
Amortization of actuarial losses	748	699	2,496	2,309
Net periodic benefit cost	$2,697	$2,525	$9,002	$8,338

As of September 30, 2008, no contributions have been made to the defined benefit pension plan. The Company does not expect to make a contribution to the defined benefit pension plan during the fourth quarter of 2008.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. The cost of these plans for the nine months ended September 30, 2008 and 2007 was immaterial to the Company’s financial position.

6.             EARNINGS PER SHARE

Basic earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period, including shares issuable under various deferred compensation plans. Diluted earnings per shareis computed by dividing net (loss) income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period, including shares issuable under various stock-based compensation plans and stock purchase contracts.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings (loss) per share:
Net income (loss)	$(100,008)	$72,992	$(25,942)	$228,680

Average share issued and outstanding	70,130,015	70,031,170	70,114,522	70,019,383
Issuable under various deferred compensation plans	985,350	1,043,449	989,861	1,036,586
Weighted shares outstanding - Basic	71,115,365	71,074,619	71,104,383	71,055,969

Basic earnings (loss) per share	$(1.41)	$1.03	$(0.36)	$3.22

Calculation of diluted earnings (loss) per share:
Net income (loss)	$(100,008)	$72,992	$(25,942)	$228,680

Weighted shares outstanding - Basic	71,115,365	71,074,619	71,104,383	71,055,969
Stock appreciation rights (“SARs”)(1)	126,779	215,107	167,911	243,930
Issuable under various other stock-based compensation plans	125,355	165,869	141,230	172,337
Restricted stock units	13,399	11,414	12,086	9,235
Weighted shares outstanding - Diluted	71,380,898	71,467,009	71,425,610	71,481,471

Diluted earnings (loss) per share	$(1.40)	$1.02	$(0.36)	$3.20

(1)   Excludes 680,920 and 358,820 SARs as of September 30, 2008 and 2007, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such right would be dilutive to the Company’s earnings (loss) per share and will be included in the Company’s calculation of the diluted average shares outstanding.

7.             COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars In Thousands)
Net income (loss)	$(100,008)	$72,992	$(25,942)	$228,680
Change in net unrealized gains on investments, net of income tax:
(three months: 2008 - $(310,166); 2007 - $33,525
nine months: 2008 - $(556,570); 2007 - $(46,191))	(567,195)	61,916	(1,017,865)	(84,584)
Change in accumulated gain-hedging, net of income tax:
(three months: 2008 - $(8,121); 2007 - $(4,303)
nine months: 2008 - $(4,703); 2007 - $(5,251))	(15,226)	(7,753)	(8,465)	(9,461)
Minimum pension liability adjustment, net of income tax:
(three months: 2008 - $195; 2007 - $672
nine months: 2008 - $511; 2007 - $672)	316	1,247	949	1,247
Reclassification adjustment for investment amounts included in net income, net of income tax:
(three months: 2008 - $76,837; 2007 - $(1,347)
nine months: 2008 - $97,245; 2007 - $(3,093))	140,034	(2,489)	177,616	(5,663)
Reclassification adjustment for hedging amounts included in net income, net of income tax:
(three months: 2008 - $(288); 2007 - $278
nine months: 2008 - $49; 2007 - $177)	88	500	89	319
Comprehensive income (loss)	$(541,991)	$126,413	$(873,618)	$130,538

8.             OPERATING SEGMENTS

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows.

•      The Life Marketing segment markets level premium term insurance (“traditional”), UL, variable universal life and BOLI products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure consolidated net income (loss) and assets. Segment operating income is generally income before income tax excluding net realized investment gains and losses (net of the related amortization of DAC/VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income. Segment operating income represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

There were no significant intersegment transactions.

The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars In Thousands)

Revenues
Life Marketing	$279,307	$264,116	$775,293	$769,860
Acquisitions	161,372	221,430	567,949	680,582
Annuities	76,189	80,490	254,405	231,968
Stable Value Products	96,238	73,168	259,602	224,589
Asset Protection	74,554	87,463	222,830	249,704
Corporate and Other	(177,576)	67,268	(159,692)	169,688
Total revenues	$510,084	$793,935	$1,920,387	$2,326,391
Segment Operating Income
Life Marketing	$52,222	$39,974	$136,798	$143,088
Acquisitions	33,021	30,375	101,111	93,438
Annuities	556	6,436	12,532	18,711
Stable Value Products	28,184	13,107	61,945	37,648
Asset Protection	8,186	9,905	24,702	31,511
Corporate and Other	(32,173)	2,342	(64,239)	2,819
Total segment operating income	89,996	102,139	272,849	327,215

Realized investment (losses) gains - investments(1)	(350,399)	43,070	(491,434)	(19,128)
Realized investment (losses) gains - derivatives(2)	100,461	(37,792)	169,711	34,099
Income tax benefit (expense)	59,934	(34,425)	22,932	(113,506)
Net income (loss)	$(100,008)	$72,992	$(25,942)	$228,680

(1) Realized investment (losses) gains - investments	$(351,102)	$43,114	$(491,558)	$(10,201)
Less: participating income from real estate ventures	—	—	—	6,857
Less: related amortization of DAC	(703)	44	(124)	2,070
	$(350,399)	$43,070	$(491,434)	$(19,128)

(2) Realized investment gains (losses) - derivatives	$91,991	$(37,467)	$155,421	$36,523
Less: settlements on certain interest rate swaps	1,915	132	4,185	626
Less: derivative activity related to certain annuities	(10,385)	193	(18,475)	1,798
	$100,461	$(37,792)	$169,711	$34,099

	Operating Segment Assets
	September 30, 2008
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$7,830,578	$10,203,761	$7,673,160	$5,995,532
Deferred policy acquisition costs and value of business acquired	2,497,526	962,600	363,220	16,622
Goodwill	10,192	48,783	—	—
Total assets	$10,338,296	$11,215,144	$8,036,380	$6,012,154

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$945,692	$4,389,048	$26,937	$37,064,708
Deferred policy acquisition costs and value of business acquired	121,205	4,782		3,965,955
Goodwill	63,070	83		122,128
Total assets	$1,129,967	$4,393,913	$26,937	$41,152,791

	Operating Segment Assets
	December 31, 2007
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,830,156	$11,218,519	$7,732,288	$5,035,479
Deferred policy acquisition costs and value of business acquired	2,071,508	950,174	221,516	16,359
Goodwill	10,192	44,741	—	—
Total assets	$11,911,856	$12,213,434	$7,953,804	$5,051,838

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$1,360,218	$3,063,927	$27,595	$38,268,182
Deferred policy acquisition costs and value of business acquired	140,568	368	—	3,400,493
Goodwill	62,350	83	—	117,366
Total assets	$1,563,136	$3,064,378	$27,595	$41,786,041

9.                                      GOODWILL

During the nine months ended September 30, 2008, the Company increased its goodwill balance by approximately $4.8 million. The increase was due to an increase of $4.1 million in the Acquisitions segment and a $0.7 million increase in the Asset Protection segment. The Acquisitions segment increase reflects the net of a purchase accounting adjustment, which was partially offset by an adjustment related to tax benefits realized during the first nine months of 2008 on the portion of tax goodwill in excess of GAAP basis goodwill. The Asset Protection segment increased by $0.4 million due to the purchase of a small administrative subsidiary and $0.6 million due to a contingent consideration related to the Western General acquisition. These increases were partially offset by a decrease of $0.3 million due to the sale of a small insurance subsidiary during the first quarter of 2008. As of September 30, 2008, the Company had an aggregate goodwill balance of $122.1 million.

The Company tests its goodwill balance annually, during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) adverse action or assessment by a regulator. Additionally, a decline in the market capitalization or market value of an entity’s securities may or may not be indicative of a triggering event to perform an interim or “event driven” impairment analysis. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’soverall carrying value (including goodwill) to determine if factors are present that would be indicative of impairment. The Company reviews the market values and carrying values of its reporting units on an ongoing basis and has determined that no such factors were noted as of or during the period ended September 30, 2008. The Company will perform its full assessment of goodwill during the fourth quarter of 2008.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed and asset-backed securities	$—	$5,405,742	$1,630,179	$7,035,921
US government and authorities	55,792	21,229		77,021
State, municipalities and political subdivisions	—	30,945	97	31,042
Public utilities	—	1,721,099	—	1,721,099
All other corporate bonds	—	9,739,652	61,336	9,800,988
Redeemable preferred stocks	—	—	36	36
Convertible bonds with warrants	—	37	—	37
Total fixed maturity securities - available-for-sale	55,792	16,918,704	1,691,648	18,666,144
Fixed maturity securities - trading	284,072	3,111,230	23,463	3,418,765
Total fixed maturity securities	339,864	20,029,934	1,715,111	22,084,909
Equity securities	221,103	14,927	76,359	312,389
Other long-term investments (1)	6,414	13,584	148,060	168,058
Short-term investments	896,604	89,644	1,356	987,604
Total investments	1,463,985	20,148,089	1,940,886	23,552,960
Cash	86,587	—	—	86,587
Other assets	4,920	—	—	4,920
Assets related to separate acccounts
Variable annuity	2,426,806	—	—	2,426,806
Variable universal life	297,687	—	—	297,687
Total assets measured at fair value on a recurring basis	$4,279,985	$20,148,089	$1,940,886	$26,368,960

Liabilities:
Annuity account balances (2)	$—	$—	$154,154	$154,154
Other liabilities (1)	—	49,798	13,430	63,228
Total liabilities measured at fair value on a recurring basis	$—	$49,798	$167,584	$217,382

(1)  Includes certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2008, for which we have used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed and asset-backed securities	$2,117,728	$—	$90,558	$(333,096)	$(245,011)	$1,630,179	$—
State, municipalities and political subdivisions	9,025	—	6	—	(8,934)	97	—
Public utilities	190,164	—	(5,174)	(30,281)	(154,709)	—	—
All other corporate bonds	2,427,207	(41,514)	(60,217)	(626,039)	(1,638,101)	61,336	—
Redeemable preferred stocks	36	—	—	—	—	36	—
Convertible bonds with warrants	39	—	(1)	—	(38)	—	—
Total fixed maturity securities - available-for-sale	4,744,199	(41,514)	25,172	(989,416)	(2,046,793)	1,691,648	—
Fixed maturity securities - trading	576,424	(15,275)	—	(140,675)	(397,011)	23,463	25,548
Total fixed maturity securities	5,320,623	(56,789)	25,172	(1,130,091)	(2,443,804)	1,715,111	25,548
Equity securities	69,566	—	69	7,221	(497)	76,359	—
Other long-term investments (1)	44,422	105,196	—	(1,558)	—	148,060	105,196
Short-term investments	45,718	—	(612)	—	(43,750)	1,356	—
Total investments	5,480,329	48,407	24,629	(1,124,428)	(2,488,051)	1,940,886	130,744
Total assets measured at fair value on a recurring basis	$5,480,329	$48,407	$24,629	$(1,124,428)	$(2,488,051)	$1,940,886	$130,744

Liabilities:
Annuity account balances (2)	$146,579	$(4,196)	$—	$(3,379)	$—	$154,154	$(4,196)
Other liabilities(1)	6,459	(8,536)		1,565		13,430	(8,536)
Total liabilities measured at fair value on a recurring basis	$153,038	$(12,732)	$—	$(1,814)	$—	$167,584	$(12,732)

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2008, for which we have used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed and asset-backed securities	$1,290,299	$—	$(63,138)	$516,643	$(113,625)	$1,630,179	$—
State, municipalities and political subdivisions	9,126	—	(92)	(3)	(8,934)	97	—
Public utilities	176,473	—	(9,762)	(12,002)	(154,709)	—	—
All other corporate bonds	2,248,703	(41,514)	(161,520)	(348,222)	(1,636,111)	61,336	—
Redeemable preferred stocks	36	—	—	—	—	36	—
Convertible bonds with warrants	227	—	(47)	(142)	(38)	—	—
Total fixed maturity securities - available-for-sale	3,724,864	(41,514)	(234,559)	156,274	(1,913,417)	1,691,648	—
Fixed maturity securities - trading	874,380	(40,765)	—	(304,273)	(505,879)	23,463	1,646
Total fixed maturity securities	4,599,244	(82,279)	(234,559)	(147,999)	(2,419,296)	1,715,111	1,646
Equity securities	18,135	—	(19)	58,761	(518)	76,359	—
Other long-term investments (1)	2,951	147,001	—	(1,892)	—	148,060	147,001
Short-term investments	66,327	—	(612)	—	(64,359)	1,356	—
Total investments	4,686,657	64,722	(235,190)	(91,130)	(2,484,173)	1,940,886	148,647
Total assets measured at fair value on a recurring basis	$4,686,657	$64,722	$(235,190)	$(91,130)	$(2,484,173)	$1,940,886	$148,647

Liabilities:
Annuity account balances (2)	$143,634	$(4,365)	$—	$(6,155)	$—	$154,154	$(4,365)
Other liabilities(1)	39,168	23,840	—	1,898	—	13,430	23,840
Total liabilities measured at fair value on a recurring basis	$182,802	$19,475	$—	$(4,257)	$—	$167,584	$19,475

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

Certain changes have been made to the January 1, 2008 balances in the table above from the amounts reported in the first quarter to make the amounts comparable to those of the current quarter. These changes had no effect on the Company’s consolidated condensed balance sheets or consolidated condensed statements of income and cash flows. The changes resulted in an increase to the amount of assets categorized as Level 3 by $324.1 million at January 1, 2008, and a corresponding decrease that was predominately to the amount of assets in Level 2. There were immaterial changes to the amount of liabilities categorized as Level 3 at January 1, 2008.

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

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. The asset transfers in the table(s) above primarily related to positions moved from Level 3 to Level 2 as the Company determined that certain inputs were observable.

The amount of total gains (losses) for assets and liabilities still held as of the reporting date primarily represents changes in fair value of trading securities and certain derivatives that exist as of the reporting date, and the change in fair value of equity indexed annuities accounted for under SFAS No. 155.

As of September 30, 2008, the Company changed certain assumptions used in its methodology for determining the fair value for retained beneficial interests in commercial mortgage-backed security (“CMBS”) holdings related to the Company’s sponsored commercial mortgage loan securitizations. Prior to September 30, 2008, the Company used external broker valuations to determine the fair value of these positions. These valuations were based on the cash flows of the commercial mortgages underlying the notes, as well as observable market spread assumptions for investments with similar coupons and/or characteristics based on the fair value hierarchy criteria, and non-observable assumptions and factors utilizing general market information available as of the valuation date. During the three months ended September 30, 2008, the Company determined that little or no secondary market existed for CMBS holdings similar to those in the Company’s portfolio, and additionally, certain of the tranches within the Company’s holdings fell below the collapse provision levels in the underlying security agreements. Therefore, the relevant observable inputs from CMBS sales activity could not be obtained for what the Company considered a supportable or appropriate calculation of fair value based on the Company’s previous methodology.

As a result of the factors noted and in accordance with the clarifying guidance issued in SFAS No. 157-3, the Company determined the fair value of these CMBS holdings as of September 30, 2008 using a combination of external broker valuations and an internally developed model. This model includes inputs derived by the Company based on assumed discount rates relative to the Company’s current mortgage loan lending rate and an expected cash flow analysis based on a review of the commercial mortgage loans underlying the notes. The model also contains the Company’s determined representative risk adjustment assumptions related to nonperformance and liquidity risks. Changes in these assumptions resulted in an increase of approximately $173.0 million to the fair value of the Company’s retained beneficial interests in CMBS holdings related to the Company’s sponsored commercial mortgage loan securitizations. The Company believes that this valuation approach provides a more accurate calculation of the fair value of these securities under the fair value hierarchy guidance and given the current inactive market conditions.

11.                               INCOME TAXES

There have been no material changes to the balance of unrecognized income tax benefits which impacted earnings for the first nine months ended September 30, 2008. The IRS has completed its examination of the Company’s 2004 and 2005 federal income tax returns. The Company does not expect to have any material adjustments, within the next twelve months, to its balance of unrecognized income tax benefits in any of the tax jurisdictions in which it conducts its business operations.

In general, Accounting Principles Board Opinion No. 28, Interim Financial Reporting, requires that a company compute its interim period effective income tax rate based upon its expectation of what such rate will be at year-end. An exception is made when such a rate cannot be reasonably estimated as of the current interim period. Accordingly, it is then appropriate to compute an effective income tax rate based upon year-to-date reported net income or loss. Due to the large investment losses reported by the Company in the third quarter of 2008, and the unpredictability of additional losses and certain elements of operating income in the fourth quarter of 2008, the Company is unable to reasonably estimate its annual income. Based on this fact and the related accounting guidance, the Company has therefore computed its effective income tax rate for the three months and nine months ended September 30, 2008 based upon its reported net loss for each of the respective periods.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, and therefore, the Company did not record a valuation allowance against its deferred tax assets as of September 30, 2008.

12.                               SUBSEQUENT EVENT

On November 5, 2008, Moody’s announced a one-step downgrade of the insurance financial strength (IFS) rating of the Company’s life insurance subsidiaries, including Protective Life Insurance Company, to A1 (Good, 5th highest of 21 ratings) from Aa3, as well as a one-step downgrade of the Company’s senior debt rating to Baa1 from A3.  Moody’s stated that the outlook on all the ratings is stable and this rating action concludes its review of Protective that was begun on October 14, 2008.

Additionally, on November 5, 2008, Fitch Ratings announced a one-step downgrade of its IFS ratings of the Company’s life insurance subsidiaries to A+ (Strong, 5th highest of 22 ratings) from AA-, and a one-step downgrade of the Company’s issuer default rating to A- from A, with negative outlook.

For additional information on the Company’s ratings, see the Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Capital Resources”.

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

For a more complete understanding of our business and current period results, please read the following MD&A in conjunction with our latest Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (the “SEC”).

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period. Such reclassifications had no effect on previously reported net income or shareowners’ equity.

FORWARD-LOOKING STATEMENTS

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For more information about the risks, uncertainties and other factors that could affect our future results, please see Exhibit 99 that is filed with this Quarterly Report on Form 10-Q.

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

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•                  Life Marketing - We market level premium term insurance (“traditional”), universal life (“UL”), variable universal life, and bank-owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

Reinsurance Ceded

For approximately 10 years prior to mid-2005, we entered into reinsurance contracts in which we ceded a significant percentage, generally 90%, of our newly written business on a first dollar quota share basis. Our traditional life insurance was ceded under coinsurance contracts and universal life insurance was ceded under yearly renewable term (“YRT”) contracts. During this time, we obtained coinsurance on our traditional life business at favorable rates, while reducing the amount of capital deployed and increasing overall returns. We continue to reinsure 90% of the mortality risk, but not the account values, on our newly written universal life insurance.

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

In order to fund the additional statutory reserves required as a result of these changes in our reinsurance arrangements, we established a surplus notes facility under which we issued an aggregate of $800 million, on a consolidated basis, of non-recourse funding obligations through December 2007. In addition, during 2007, we established a surplus notes facility relative to our universal life products. Under this facility, we issued $575 million of non-recourse funding obligations that will be used to fund statutory reserves required by the Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”), as clarified by Actuarial Guideline 38 (commonly known as “AXXX”). We have received regulatory approval to issue additional series of our floating rate surplus notes up to an aggregate of $675 million principal amount. Our maximum retention for newly issued universal life products is $1,000,000.

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

EXECUTIVE SUMMARY

During the third quarter of 2008, domestic and global economies continued to decline. Gross domestic product (“GDP”) fell a seasonally adjusted 0.3% annual rate for July through September of 2008. This decline represented the weakest GDP result since a 1.4% decline during the third quarter of 2001. Global equity markets experienced significant declines. Financial markets continued to experience increased volatility due to ongoing concerns about the economic outlook, inflation, and asset impairments. As a result of the extraordinary events taking place in the markets, a number of large financial institutions came close to failure or failed during the third quarter of 2008. In response to the financial institutions’ distress, on October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides for the United States Treasury to purchase up to $700 billion of securities from financial institutions for the purpose of stabilizing the financial markets. Under EESA and the Troubled Asset Relief Program (“TARP”) Capital Purchase Plan, Treasury has begun making equity investments in U.S. banks.Under EESA, Treasury has the power to expand its investments to include insurers. There are reports that the Treasury is considering such action, but the action may be limited to insurers that own or are owned by a federally-regulated bank or thrift institution. We cannot predict what actions Treasury or other governmental or regulatory bodies may take nor can there be any assurance as to what impact any governmental or regulatory actions will have on the financial markets, the economy, or our consolidated results of operations and financial position.

In light of recent events and uncertain capital and credit market conditions, we have strategically positioned ourselves to have ample liquidity to meet our projected outflows from currently available sources. We have increased our short-term investments; we have $410 million available capacity on our existing credit facility; we have access to the Federal Home Loan Bank (“FHLB”) for short-term borrowing; we have temporarily suspended offering new mortgage loan commitments; we have reduced our holdings of high-risk assets; and we have discontinued the active pursuit of repurchasing shares of our common stock under our share repurchase program. As of September 30, 2008 cash and short-term investments were $1.1 billion. Additionally, on November 3, 2008, we reduced our quarterly dividend to shareholders from $0.235 to $0.12.

For the three and nine months ended September 30, 2008, our consolidated condensed financial statementsinclude the results of our annual comprehensive review of actuarial assumptions and models underlying insurance-related assets and liabilities commonly known as “unlocking”. The net impact in the Life Marketing segment was $8.8 million favorable unlocking and $2.8 million unfavorable in the Annuities segment.

During the first nine months of 2008, our operating earnings decreased $54.4 million compared to the first nine months of 2007, primarily as a result of $39.5 million of mark-to-market losses recorded on our trading portfolio, a reduction in investment income during 2008 related to our participating mortgage program of $21.0 million, and a non-recurring $15.7 million gain recognized during the first quarter of 2007 resulting from the sale of a direct marketing subsidiary.

Excluding realized losses pursuant to a modified coinsurance (“Modco”) arrangement of $33.5 million and $23.2 million for the nine months ended September 30, 2008 and 2007, respectively, under which the economic risks and benefits of the investments are passed to a third-party reinsurer, we experienced net realized losses of $302.6 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively. The 2008 losses were primarily the result of $282.6 million of other-than-temporary impairment charges related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Fannie Mae and Freddie Mac. The decline in the estimated fair value of these securities resulted from factors including distressed credit markets, the recent failure or near failure of a number of large financial service companies, downgrades in ratings, and interest rate changes. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.

The effective tax rate for the three months ended September 30, 2008 was approximately 37% compared to a rate of 32% for the same period in the prior year. The effective tax rate for the nine months ended September 30, 2008 was 47% compared to a rate of 33% for the same period in the prior year. The effective tax rates in 2008 are higher than historical rates due to the relative percentage of tax permanent differences to total income in 2007 and total loss in 2008 (which was caused by realized losses on investment securities).

The interest rate and credit environment continues to present a significant challenge. Historically low interest rates and market illiquidity continued to create challenges for our fixed income investment portfolio and for our products that generate investment spread profits, such as fixed annuities and stable value contracts. However, active management of crediting rates on these products allowed us to mitigate spread compression effects and sales allowed us to take advantage of wider credit spreads on investments.

Current costs of reinsurance continue to present challenges from both a new product pricing and capital management perspective. In response to these challenges, during 2005 we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products. During the first nine months of 2008, we increased our retention limit to $2,000,000 on certain newly written traditional life products.

Significant financial information related to each of our segments is included in Results of Operations.

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

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

•                  our risk management policies and procedures could leave us exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses;

Financial environment

•                  interest rate fluctuations could negatively affect our spread income or otherwise impact our business;

•                  our investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in the financial and credit markets;

•                  equity market volatility could negatively impact our business;

•                  credit market volatility or disruption could adversely impact our financial condition or results from operations;

•                  our ability to grow depends in large part upon the continued availability of capital;

•                  we could be adversely affected by a ratings downgrade or other negative action by a ratings organization;

•                  a loss of policyholder confidence in our insurance subsidiaries could lead to higher than expected levels of policyholder surrenders and withdrawal of funds;

•                  we could be forced to sell investments at a loss to cover policyholder withdrawals;

•                  disruption of the capital and credit markets could negatively affect our ability to meet our liquidity and financing needs;

•                  difficult conditions in the economy generally could adversely affect our business and results from operations;

•                  there can be no assurance that the actions of the United States Government or other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve their intended effect;

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

For more information about the risks, uncertainties, and other factors that could affect our future results, please see Exhibit 99 that is filed with this Quarterly Report on Form 10-Q.

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

For certain securitized financial assets with contractual cash flows including asset-backed securities (“ABS”), Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“EITF Issue No. 99-20”), requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

Securities not subject to EITF Issue No. 99-20 that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures that we consider. Based on our analysis, during the three and nine months ended September 30, 2008, we concluded that approximately $202.6 million, excluding $20.0 million of Modco related impairments, and $282.6 million, excluding $20.0 million of Modco related impairments, respectively, of pretax unrealized losses were other-than-temporarily impaired. The impairments related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Fannie Mae and Freddie Mac, resulting in a charge to net realized investment losses.

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

The balance of the reinsurance is due from a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract, could have a material adverse effect on our results of operations and financial condition. As of September 30, 2008 our third-party reinsurance receivables amounted to $5.2 billion. These amounts include ceded reserve balances and ceded benefit payments.

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

Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs.  Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements.  For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements).  We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates.  To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For products subject to SFAS No. 60, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For products subject to SFAS No. 97, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed.  When assumptions are updated, changes are reflected in the income statement as part of an “unlocking” process. For the nine months ended September 30, 2008, there were no changes to reinsurance premium and allowance rates that would require an update of assumptions and subsequent unlocking of balances under SFAS No. 97.

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

The following table presents a summary of results and reconciles segment operating income to consolidated net income (loss):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Segment Operating Income
Life Marketing	$52,222	$39,974	30.6%	$136,798	$143,088	(4.4)%
Acquisitions	33,021	30,375	8.7	101,111	93,438	8.2
Annuities	556	6,436	(91.4)	12,532	18,711	(33.0)
Stable Value Products	28,184	13,107	n/m	61,945	37,648	64.5
Asset Protection	8,186	9,905	(17.4)	24,702	31,511	(21.6)
Corporate and Other	(32,173)	2,342	n/m	(64,239)	2,819	n/m
Total segment operating income	89,996	102,139	(11.9)	272,849	327,215	(16.6)
Realized investment gains (losses) - investments(1)(3)	(350,399)	43,070		(491,434)	(19,128)
Realized investment gains (losses) - derivatives(2)	100,461	(37,792)		169,711	34,099
Income tax benefit (expense)	59,934	(34,425)		22,932	(113,506)
Net income (loss)	$(100,008)	$72,992	n/m	$(25,942)	$228,680	n/m

(1) Realized investment gains (losses) - investments(3)	$(351,102)	$43,114	$(491,558)	$(10,201)
Less: participating income from real estate ventures	—	—	—	6,857
Less: related amortization of DAC	(703)	44	(124)	2,070
	$(350,399)	$43,070	$(491,434)	$(19,128)

(2) Realized investment gains (losses) - derivatives	$91,991	$(37,467)	$155,421	$36,523
Less: settlements on certain interest rate swaps	1,915	132	4,185	626
Less: derivative activity related to certain annuities	(10,385)	193	(18,475)	1,798
	$100,461	$(37,792)	$169,711	$34,099

(3)	Includes other-than-termporary impairments of $(202,644) and $(282,630) for the three and nine months ended September 30, 2008, respectively.

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

The net loss for the three months ended September 30, 2008 included a $12.1 million, or 11.9%, decrease in segment operating income. The decrease was primarily related to a $34.5 million decrease in operating earnings in the Corporate and Other segment, a $5.9 million decrease in the Annuities segment, and a $1.7 million decrease in the Asset Protection segment.  These decreases were partially offset by a $15.1 million increase in operating earnings in the Stable Value segment, a $12.2 million increase in the Life Marketing segment, and a $2.6 million increase in the Acquisitions segment.  Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment reduced operating earnings by $28.3 million in the three months ended September 30, 2008.

We experienced net realized losses of $259.1 million during the three months ended September 30, 2008, versus net realized gains of $5.6 million for the same period of 2007. The losses realized during the three months ended September 30, 2008 were primarily caused by $202.6 million of other-than-temporary impairment charges related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Fannie Mae and Freddie Mac.  These losses were partially offset by mark-to-market gains of $105.6 million on embedded derivatives related to reinsurance arrangements.

•                  Life Marketing segment operating income was $52.2 million for the three months ended September 30, 2008, representing an increase of $12.2 million, or 30.6%, from the three months ended September 30, 2007.  The increase was primarily due to net favorable prospective unlocking of $8.8 million in the segment’s universal life and BOLI lines. In addition, higher investment income and lower expenses partially offset the lower earnings in the segment’s marketing subsidiaries. Investment income was higher due to new sales.

•                  Acquisitions segment operating income was $33.0 million and increased $2.6 million, or 8.7%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by expected runoff of the block of business.

•                  Annuities segment operating income was $0.6 million for the three months ended September 30, 2008, representing a decrease of $5.9 million, or 91.4%, compared to the three months ended September 30, 2007, which included $4.8 million of negative fair value changes including $0.2 million on the equity indexed annuity product line and $4.6 million on embedded derivatives associated with the variable annuity guaranteed minimum withdrawal benefits (“GMWB”) rider related to current market conditions.  In addition, unfavorable mortality in the segment’s single premium immediate annuity (“SPIA”) block reduced earnings by $3.9 million. These decreases were partially offset by the continued growth of the single premium deferred annuity (“SPDA”) line which accounted for a $3.2 million increase in earnings.

•                  Stable Value Products segment operating income was $28.2 million and increased $15.1 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The increase in operating earnings resulted from the combination of higher average balances, slightly higher asset yields, and lower liability costs. In addition, $3.0 million in other income was generated from the early retirement of a funding agreement backing a medium term note.  Lower liability costs resulted from the increased sales of attractively priced institutional funding agreements.  As a result, the operating spread increased 61 basis points to 170 basis points during the three months ended September 30, 2008, compared to an operating spread of 109 basis points during the three months ended September 30, 2007.

•                  Asset Protection segment operating income was $8.2 million, representing a decrease of $1.7 million, or 17.4%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The decrease was primarily the result of a $2.1 million decrease in service contract income due to lower auto and marine volume and higher loss ratios in certain product lines. Offsetting this loss was $1.1 million of higher earnings in the GAP line and an increase in credit insurance earnings of $0.3 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

•                  Corporate and Other segment operating income decreased $34.5 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to negative mark-to-market adjustments of $23.5 million on a $387.5 million portfolio of securities designated for trading.  This trading portfolio negatively impacted the three months ended September 30, 2008 by approximately $20.0 million, an $18.2 million less favorable impact than in the three months ended September 30, 2007.  In addition, the segment experienced $10.7 million of lower participating mortgage income due to the current economic environment.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

The net loss for the nine months ended September 30, 2008 included a $54.4 million, or 16.6%, decrease in segment operating income. The decrease was primarily related to a $67.1 million decrease in operating earnings in the Corporate and Other segment, a $6.3 million decrease in the Life Marketing segment, and a $6.2 million decrease in the Annuities segment.  These decreases were partially offset by a $24.3 million increase in operating earnings in the Stable Value segment and a $7.7 million increase in the Acquisitions segment.  Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment reduced operating earnings by $48.3 million in the first nine months of 2008.

We experienced net realized losses of $336.1 million during the first nine months of 2008, versus net realized gains of $26.3 million in the first nine months of 2007. The losses realized during the nine months ended September 30, 2008 were primarily caused by $282.6 million of other-than-temporary impairment charges related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Fannie Mae and Freddie Mac.  These losses were partially offset by mark-to-market gains of $183.1 million on embedded derivatives related to reinsurance arrangements.

•                  Life Marketing segment operating income was $136.8 million for the nine months ended September 30, 2008, representing a decrease of $6.3 million, or 4.4%, from the nine months ended September 30, 2007.  The decrease was primarily due to a $15.7 million gain recognized during the first quarter of 2007 on the sale of the segment’s direct marketing subsidiary offset by favorable prospective unlocking of $8.8 million in the third quarter of 2008, higher investment income and lower expenses for the nine months ended September 30, 2008. Investment income increased despite the AXXX securitization transaction that occurred early in the third quarter of 2007 that transferred approximately $4 million per quarter of investment income to the Corporate and Other segment.

•                  Acquisitions segment operating income was $101.1 million and increased $7.7 million, or 8.2%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by expected runoff of the block of business.

•                  Annuities segment operating income was $12.5 million and declined $6.2 million, or 33.0%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, which included $8.8 million of negative fair value changes of $2.4 million on the equity indexed annuity product and $6.4 million on embedded derivatives associated with the variable annuity GMWB rider related to current market conditions.  Included in the mark-to-market adjustment is a SFAS No. 157 transition adjustment loss for the embedded derivative related to the variable annuity GMWB rider of $0.4 million before income taxes. In addition, unfavorable mortality in the segment’s SPIA block reduced earnings by $10.1 million. These items were partially offset by the continued growth of the SPDA line which accounted for a $6.1 million increase in operating income.

•                  Stable Value Products segment operating income was $61.9 million and increased $24.3 million, or 64.5%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.   The increase in operating earnings resulted from the combination of higher average balances, slightly higher asset yields, and lower liability costs. In addition, $3.0 million in other income was generated from the early retirement of a funding agreement backing a medium term note.  Lower liability costs resulted from the increased sales of attractively priced institutional funding agreements.  As a result, the operating spread increased 44 basis points to 145 basis points during the nine months ended September 30, 2008, compared to an operating spread of 101 basis points during the nine months ended September 30, 2007.

•                  Asset Protection segment operating income was $24.7 million, representing a decrease of $6.8 million, or 21.6%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The decrease was primarily the result of a $5.0 million, or 17.3%, decrease in service contract income due to lower auto and marine volume and higher loss ratios in certain product lines. Earnings from other products declined $2.3 million, or 70.5%, due primarily to lower volume in the IPP line, somewhat offset by higher GAP earnings due to improved underwriting results in 2008. Credit insurance earnings increased $0.9 million, or 95.0%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase in credit insurance earnings resulted primarily from a $1.1 million decrease in legal expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

•                  Corporate and Other segment operating income declined $67.1 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to negative mark-to-market adjustments of $34.0 million on a $387.5 million portfolio of securities designated for trading.  This represents a $32.2 million less favorable impact than in the first nine months of 2007.  In addition, the segment experienced lower participating mortgage income of $21.0 million and lower prepayment fee income of $6.5 million due to the current economic environment.

Life Marketing

Segment results of operations

Segment results were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$372,674	$360,450	3.4%	$1,109,264	$1,067,759	3.9%
Reinsurance ceded	(205,699)	(203,285)	1.2	(669,303)	(650,601)	2.9
Net premiums and policy fees	166,975	157,165	6.2	439,961	417,158	5.5
Net investment income	88,825	79,437	11.8	260,770	242,831	7.4
Other income	23,507	27,514	(14.6)	74,562	109,871	(32.1)
Total operating revenues	279,307	264,116	5.8	775,293	769,860	0.7
BENEFITS AND EXPENSES
Benefits and settlement expenses	212,201	182,010	16.6	551,840	483,486	14.1
Amortization of deferred policy acquisition costs	5,009	27,807	(82.0)	59,166	82,069	(27.9)
Other operating expenses	9,875	14,325	(31.1)	27,489	61,217	(55.1)
Total benefits and expenses	227,085	224,142	1.3	638,495	626,772	1.9
OPERATING INCOME	52,222	39,974	30.6	136,798	143,088	(4.4)
INCOME BEFORE INCOME TAX	$52,222	$39,974	30.6	$136,798	$143,088	(4.4)

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$23,039	$36,326	(36.6)%	$76,928	$113,773	(32.4)%
Universal life	11,092	24,761	(55.2)	38,336	57,473	(33.3)
Variable universal life	1,222	1,826	(33.1)	4,505	5,835	(22.8)
	$35,353	$62,913	(43.8)	$119,769	$177,081	(32.4)
Sales By Distribution Channel
Brokerage general agents	$20,805	$35,919	(42.1)	$68,746	$107,008	(35.8)
Independent agents	7,403	11,461	(35.4)	25,586	30,418	(15.9)
Stockbrokers / banks	6,587	9,651	(31.7)	22,341	27,596	(19.0)
BOLI / other	558	5,882	(90.5)	3,096	12,059	(74.3)
	$35,353	$62,913	(43.8)	$119,769	$177,081	(32.4)
Average Life Insurance In-force(1)
Traditional	$477,021,367	$441,839,831	8.0	$470,876,402	$425,693,626	10.6
Universal life	52,655,080	53,841,008	(2.2)	52,731,566	52,466,246	0.5
	$529,676,447	$495,680,839	6.9	$523,607,968	$478,159,872	9.5
Average Account Values
Universal life	$5,297,640	$5,053,316	4.8	$5,250,215	$4,957,023	5.9
Variable universal life	311,716	349,300	(10.8)	324,647	331,608	(2.1)
	$5,609,356	$5,402,616	3.8	$5,574,862	$5,288,631	5.4

Traditional Life Mortality Experience(2)	$(53)	$1,511		$866	$3,716
Universal Life Mortality Experience(2)	$2,005	$234		$3,651	$1,139

(1)	Amounts are not adjusted for reinsurance ceded.
(2)

Represents the estimated pretax earnings impact resulting from mortality variances.  We periodically review and update as appropriate our key assumptions in calculating mortality. Changes to these assumptions result in adjustments which may increase or decrease previously reported mortality amounts. Excludes results related to the Chase Insurance Group which was acquired in the third quarter of 2006 and excludes results related to the BOLI product line.

Operating expenses detail

Other operating expenses for the segment were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$44,007	$69,863	(37.0)%	$147,258	$198,715	(25.9)%
Renewal commissions	9,660	8,988	7.5	28,225	27,092	4.2
First year ceding allowances	(4,234)	(4,731)	(10.5)	(14,810)	(13,575)	9.1
Renewal ceding allowances	(52,713)	(54,497)	(3.3)	(166,149)	(167,092)	(0.6)
General & administrative	37,217	43,670	(14.8)	118,647	136,527	(13.1)
Taxes, licenses, and fees	7,659	8,493	(9.8)	22,391	24,666	(9.2)
Other operating expenses incurred	41,596	71,786	(42.1)	135,562	206,333	(34.3)
Less: commissions, allowances & expenses capitalized	(54,792)	(83,007)	(34.0)	(179,022)	(235,161)	(23.9)
Other insurance company operating expenses	(13,196)	(11,221)	17.6	(43,460)	(28,828)	50.8
Marketing Companies:
Commissions	18,423	19,066	(3.4)	58,185	65,176	(10.7)
Other operating expenses	4,648	6,480	(28.3)	12,764	24,869	(48.7)
Other marketing company operating expenses	23,071	25,546	(9.7)	70,949	90,045	(21.2)
Other operating expenses	$9,875	$14,325	(31.1)	$27,489	$61,217	(55.1)

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Segment operating income

Operating income was $52.2 million for the three months ended September 30, 2008, representing an increase of $12.2 million, or 30.6%, from the three months ended September 30, 2007.  The increase was primarily due to net favorable prospective unlocking of $8.8 million in the segment’s universal life and BOLI lines. In addition, higher investment income and lower expenses partially offset the lower earnings in the segment’s marketing subsidiaries.  Investment income was higher due to new sales.

Operating revenues

Total revenues for the three months ended September 30, 2008 increased $15.2, million or 5.8%, compared to the three months ended September 30, 2007. This increase was the result of higher premiums and policy fees in the segment’s traditional line and higher investment income due to increases in in-force volume and higher overall yields, which was partially offset by lower other income due to the sale of a non-insurance subsidiary in late 2007 and lower sales in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $9.8 million, or 6.2%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to an increase in retention levels on certain traditional life products. Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later.)  In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results.  Our maximum retention level for newly issued universal life products is generally $1,000,000.  During 2008, we increased our retention limit to $2,000,000 on certain of our traditional life products.

Net investment income

Net investment income in the segment increased $9.4 million, or 11.8%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The increase reflects the growth related to traditional and universal life liabilities.

Other income

Other income decreased $4.0 million, or 14.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The decrease relates primarily to the sale of a non-insurance subsidiary in the fourth quarter of 2007 and lower broker-dealer revenues compared to 2007 levels due to current negative market conditions.

Benefits and settlement expenses

Benefits and settlement expenses were $30.2 million, or 16.6%, higher for the three months ended September 30, 2008 than for the three months ended September 30, 2007, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values. Changes to assumptions, from our annual DAC unlocking process, resulted in an adjustment which increased the benefits and settlements expense by $14.4 million this quarter, which was offset by the decrease of $23.2 million in the DAC amortization line. The estimated mortality impact to earnings, related to traditional and universal life products, for the three months ended September 30, 2008 was favorable by $2.0 million, and was approximately $0.2 million more favorable than the estimated mortality impact on earnings for the three months ended September 30, 2007.

Amortization of DAC

DAC amortization decreased $22.8 million, or 82.0%, for the three months ended September 30, 2008 compared to the three months ending September 30, 2007. We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”. DAC amortization for the Life Marketing segment was reduced by $23.2 million during the third quarter of 2008 primarily due to favorable DAC unlocking in the universal life, partially offset by unfavorable unlocking in BOLI.

Other operating expenses

Other operating expenses decreased $4.5 million, or 31.1%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  This decrease related to the sale of a non-insurance subsidiary in the fourth quarter of 2007, lower commissions in remaining marketing subsidiaries and reduced administrative expenses in our insurance operations.

Sales

Sales for the segment decreased $27.6 million, or 43.8%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, due to a decline in sales across product lines. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products at the beginning of 2008 and less favorable market conditions. Universal life sales declined $13.7 million, or 55.2%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to competitive pressures in the brokerage general agent, independent general agent, stockbroker channels, and less favorable market conditions. In addition, BOLI sales are subject to significant fluctuation and were $5.3 million lower in the quarter ending September 30, 2008 compared to the quarter ending September 30, 2007.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Segment operating income

Operating income was $136.8 million for the nine months ended September 30, 2008, representing a decrease of $6.3 million, or 4.4%, compared to the nine months ended September 30, 2007.  The decrease was primarily due to a $15.7 million gain recognized during the first quarter of 2007 on the sale of the segment’s direct marketing subsidiary offset by favorable prospective unlocking of $8.8 million in the third quarter of 2008, higher investment income and lower expenses for the nine months ended September 30, 2008. Investment income increased despite the AXXX securitization transaction that occurred early in the third quarter of 2007 that transferred approximately $4 million per quarter of investment income to the Corporate and Other segment.

Operating revenues

Excluding the prior year $15.7 million gain on the sale of a subsidiary which is included in other income, total revenues for the nine months ended September 30, 2008 increased $21.2 million, or 2.8%, compared to the nine months ended September 30, 2007.  This increase was the result of higher premiums and policy fees in the segment’s traditional line and higher investment income due to increases in in-force volume and higher overall yields, offset by lower other income due to the sales of two non-insurance subsidiaries in late 2007 and lower sales in the segment’s marketing companies.  Investment income increased despite the approximately $4 million per quarter reduction of investment income related to the AXXX securitization transaction, beginning with the third quarter of 2007.

Net premiums and policy fees

Net premiums and policy fees increased $22.8 million, or 5.5%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was primarily due to the previously mentioned increase in retention limits on certain traditional life products.

Net investment income

Net investment income in the segment increased $17.9 million, or 7.4%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase reflects the growth of the segment assets caused by growth related to traditional and universal life liabilities, partly offset by a decrease due to the funding of statutory reserves required by Regulation XXX, as clarified by AXXX.  Our AXXX securitization transaction on universal life products was effective early in the third quarter of 2007.  See the “Recent Developments” section for additional information concerning AXXX requirements.

Other income

Other income decreased $35.3 million, or 32.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  A major component of the decrease relates to a $15.7 million gain recognized on the sale of the segment’s direct marketing subsidiary in the first quarter of 2007. In addition, broker-dealer revenues decreased compared to the prior year due to current negative market conditions and marketing revenue was reduced after the sale of another subsidiary in the fourth quarter of 2007.

Benefits and settlement expenses

Benefits and settlement expenses increased $68.4 million, or 14.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values. Changes to assumptions, from our annual DAC unlocking process, resulted in an adjustment which increased the benefits and settlements expense by $14.4 million this quarter, which was offset by the decrease of $23.2 million in the DAC amortization line. The estimated mortality impact to earnings, related to traditional and universal life products, for the nine months ended September 30, 2008 was favorable by $4.5 million, and was approximately $0.3 million less favorable than the estimated mortality impact on earnings for the nine months ended September 30, 2007.

Amortization of DAC

DAC amortization decreased $22.9 million or 27.9% for the nine months ended September 30, 2008 compared to the nine months ending September 30, 2007. DAC amortization for the Life Marketing segment was reduced by $23.2 million during the third quarter of 2008 primarily due to favorable DAC unlocking in UL, partially offset by unfavorable unlocking in BOLI.

Other operating expenses

Other operating expenses decreased $33.7, million or 55.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  This decrease primarily relates to the impact of the sale of two marketing subsidiaries during 2007 and lower broker dealer sales compared to the nine months ended September 30, 2007. The marketing companies contributed approximately $19.1 million to the decrease in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. In addition, reduced operating expenses in the insurance companies contributed to the overall decrease.

Sales

Sales for the segment decreased $57.3 million, or 32.4%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to a decline in sales across all product lines. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products at the beginning of 2008.  Universal life sales declined $19.1 million, or 33.3%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to competitive pressures in the brokerage general agent, independent general agent and stockbroker channels. In addition, BOLI sales are subject to significant fluctuation and were $9.0 million lower in the nine months ending September 30, 2008 compared to the nine months ending September 30, 2007.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(205,699)	$(203,285)	$(669,303)	$(650,601)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(184,567)	(244,465)	(709,321)	(703,608)
Amortization of deferred policy acquisition costs	(12,430)	(13,610)	(32,528)	(49,302)
Other operating expenses (1)	(33,661)	(33,611)	(104,531)	(100,239)
Total benefits and expenses	(230,658)	(291,686)	(846,380)	(853,149)

NET IMPACT OF REINSURANCE (2)	$24,959	$88,401	$177,077	$202,548

Allowances received	$(56,947)	$(59,228)	$(180,958)	$(180,667)
Less: Amount deferred	23,286	25,617	76,427	80,428
Allowances recognized
(ceded other operating expenses) (1)	$(33,661)	$(33,611)	$(104,531)	$(100,239)

(1)	Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
(2)

Assumes no investment income on reinsurance.Foregone investment income would substantially reduce the favorable impact of reinsurance. The Company estimates that the impact of foregone investment income would reduce the net impact of reinsurance by 80% to 120%.

The table above does not reflect the impact of reinsurance on our net investment income.  By ceding business to the assuming companies, we forgo investment income on the reserves ceded.  Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on the business we cede.  The net investment income impact to us and the assuming companies has not been quantified.  The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 80% to 120%.  The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

As shown above, reinsurance had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business was ceded due to our change in reinsurance strategy on traditional business discussed previously. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given year may fluctuate due to variations in mortality and unlocking of balances under SFAS No. 97.

Premiums and policy fees ceded had been rising over a number of years with increases in our in-force blocks of traditional and universal life business. Beginning in mid-2005, we changed our reinsurance approach in our traditional life product lines. Instead of generally ceding 90% of new business issued before that date, we began purchasing yearly renewable term on risks in excess of $1 million (now increased to $2 million). This had the effect of reducing reinsurance on new policies issued. The increase in ceded premiums above for the three and nine months ending September 30, 2008 compared to the same periods in 2007, was caused primarily by growth in ceded universal life premiums and policy fees of $9.1 million and $29.5 million, respectively.

Ceded benefits were lower for the three months ending September 30, 2008 compared to the three months ending September 30, 2007, primarily due to lower ceded claims. Ceded benefits and settlement expenses increased for the first nine months of 2008 compared to the first nine months of 2007 primarily due to higher death benefits ceded. Traditional ceded benefits decreased $108.9 million for the three months ending September 30, 2008 compared to the three months ending September 30, 2007 and $79.7 million for the nine months ending September 30, 2008 compared to the nine months ending September 30, 2007 primarily due to lower death benefits. Universal life ceded benefits increased $48.5 million for the three months ending September 30, 2008 compared to the three months ending September 30, 2007 and $85.1 million for the nine months ending September 30, 2008 compared to the nine months ending September 30, 2007 due to higher ceded claims, higher change in ceded reserves associated with growth in the business throughout the year and unlocking in the third quarter of 2008. Ceded universal life claims were $16.7 million higher for the nine months ending September 30, 2008 compared to the nine months ending September 30, 2007. Ceded benefits and settlement expenses will fluctuate over time, largely as a function of the segment’s overall variations in death benefits incurred.

Ceded amortization of deferred policy acquisitions costs decreased for the three months and nine months ending September 30, 2008 compared to 2007. In the first nine months of the year, ceded amortization decreased primarily due to the impact of higher ceded universal life claims on amortization in the first six months of 2008. For the three months ending September 30, 2008, traditional ceded amortization decreased as a result of system refinements which were largely offset by direct amortization. This was partially offset by increased ceded amortization in universal life as a result of unlocking.

Ceded other operating expenses are based on allowances received from reinsurers. Total allowances received in the first nine months of 2008 increased slightly from 2007 as increases associated with growth in the universal life line more than offset decreases associated with the change in our term life reinsurance strategy. Term allowances have decreased since mid-2005 as new YRT reinsurance replaces the 90% coinsured business. For the three months ending September 30, 2008 allowances received decreased relative to the same period in 2007.

Acquisitions

Segment results of operations

Segment results were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$188,377	$198,381	(5.0)%	$573,385	$607,327	(5.6)%
Reinsurance ceded	(120,785)	(122,347)	(1.3)	(361,627)	(377,959)	(4.3)
Net premiums and policy fees	67,592	76,034	(11.1)	211,758	229,368	(7.7)
Net investment income	132,177	143,342	(7.8)	402,872	437,591	(7.9)
Other income	1,605	2,405	(33.3)	4,873	7,178	(32.1)
Total operating revenues	201,374	221,781	(9.2)	619,503	674,137	(8.1)
Realized gains (losses) - investments	(146,976)	38,431		(233,617)	(22,852)
Realized gains (losses) - derivatives	106,974	(38,782)		182,063	29,297
Total revenues	161,372	221,430		567,949	680,582
BENEFITS AND EXPENSES
Benefits and settlement expenses	145,153	162,460	(10.7)	442,374	482,648	(8.3)
Amortization of deferred policy acquisition costs and value of business acquired	17,181	18,174	(5.5)	56,195	57,322	(2.0)
Other operating expenses	6,019	10,772	(44.1)	19,823	40,729	(51.3)
Operating benefits and expenses	168,353	191,406	(12.0)	518,392	580,699	(10.7)
Amortization of DAC / VOBA related to realized gains (losses) - investments	(1,776)	261		(1,217)	1,644
Total benefits and expenses	166,577	191,667	(13.1)	517,175	582,343	(11.2)
INCOME (LOSS) BEFORE INCOME TAX	(5,205)	29,763	n/m	50,774	98,239	(48.3)
Less: realized gains (losses)	(40,002)	(351)		(51,554)	6,445
Less: related amortization of DAC	1,776	(261)		1,217	(1,644)
OPERATING INCOME	$33,021	$30,375	8.7	$101,111	$93,438	8.2

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$209,689,391	$222,737,352	(5.9)%	$212,738,876	$226,590,005	(6.1)%
Universal life	29,917,476	31,727,526	(5.7)	30,370,782	32,026,221	(5.2)
	$239,606,867	$254,464,878	(5.8)	$243,109,658	$258,616,226	(6.0)
Average Account Values
Universal life	$2,933,971	$3,019,429	(2.8)	$2,956,324	$3,042,683	(2.8)
Fixed annuity(2)	4,350,521	4,853,211	(10.4)	4,518,949	5,016,594	(9.9)
Variable annuity	169,418	205,556	(17.6)	181,767	173,704	4.6
	$7,453,910	$8,078,196	(7.7)	$7,657,040	$8,232,981	(7.0)
Interest Spread - UL & Fixed Annuities
Net investment income yield(4)	6.05%	6.23%		6.04%	6.25%
Interest credited to policyholders	4.10	4.11		4.11	4.10
Interest spread	1.95%	2.12%		1.93%	2.15%

Mortality Experience(3)	$1,938	$1,608		$3,184	$1,654

(1)	Amounts are not adjusted for reinsurance ceded.
(2)	Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3)	Represents the estimated pretax earnings impact resulting from mortality variance to pricing.Excludes results related to the Chase Insurance Group which was acquired in the third quarter of 2006.
(4)

Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.37% and 6.33%, respectively, for the three and ninemonths ended September 30, 2008 compared to 6.27% and 6.24%, respectively, for the same periods ended September 30, 2007.

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Segment operating income

Operating income increased $2.6 million, or 8.7%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by expected runoff of the block of business.

Revenues

Net premiums and policy fees decreased $8.4 million, or 11.1%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to the runoff of the acquired blocks.  Investment income decreased $11.2 million, or 7.8%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to a decline in annuity account values in the Chase Insurance Group block, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $25.1 million, or 13.1%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The decrease related primarily to the runoff of the acquired blocks, fluctuations in mortality, and lower operating expenses.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Segment operating income

Operating income increased $7.7 million, or 8.2%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by expected runoff of the block of business.

Revenues

Net premiums and policy fees decreased $17.6 million, or 7.7%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to expected runoff.  Investment income decreased $34.7 million, or 7.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to the runoff of the remaining acquired blocks, particularly a decline in annuity account values in the Chase Insurance block.

Benefits and expenses

Total benefits and expenses decreased $65.2 million, or 11.2%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The decrease related primarily to the runoff of the business, fluctuations in mortality, and lower operating expenses.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force.  The impact of reinsurance on the segment’s income statement is reflected in the chart shown below.  A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(120,785)	$(122,347)	$(361,627)	$(377,959)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(101,965)	(76,788)	(306,478)	(316,915)
Amortization of deferred policy acquisition costs	(2,081)	(10,010)	(17,995)	(13,448)
Other operating expenses	(18,199)	(32,496)	(53,064)	(84,061)
Total benefits and expenses	(122,245)	(119,294)	(377,537)	(414,424)

NET IMPACT OF REINSURANCE	$1,460	$(3,053)	$15,910	$36,465

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

The net impact of reinsurance increased $4.5 million, or 147.8%, and decreased $20.6 million, or 56.4%, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, as a result of fluctuations in ceded claim volume, amortization of deferred acquisition costs related to the claim fluctuations, and expenses ceded to reinsurers involved with the Chase Insurance Group acquisition.

Annuities

Segment results of operations

Segment results were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$7,885	$8,481	(7.0)%	$24,525	$25,376	(3.4)%
Reinsurance ceded	—	—		—	—
Net premiums and policy fees	7,885	8,481	(7.0)	24,525	25,376	(3.4)
Net investment income	89,742	69,313	29.5	252,035	195,064	29.2
Realized gains (losses) - derivatives	(10,385)	193		(18,475)	1,798
Other income	3,366	2,769	21.6	9,624	8,279	16.2
Total operating revenues	90,608	80,756	12.2	267,709	230,517	16.1
Realized gains (losses) - investments	(14,419)	(266)		(13,304)	1,451
Total revenues	76,189	80,490	(5.3)	254,405	231,968	9.7
BENEFITS AND EXPENSES
Benefits and settlement expenses	81,441	62,731	29.8	220,699	174,781	26.3
Amortization of deferred policy acquisition costs and value of business acquired	1,961	5,239	(62.6)	15,081	19,633	(23.2)
Other operating expenses	6,650	6,350	4.7	19,397	17,392	11.5
Operating benefits and expenses	90,052	74,320	21.2	255,177	211,806	20.5
Amortization of DAC / VOBA related to realized gains (losses) - investments	1,073	(217)		1,093	426
Total benefits and expenses	91,125	74,103		256,270	212,232
INCOME (LOSS) BEFORE INCOME TAX	(14,936)	6,387	n/m	(1,865)	19,736	n/m
Less: realized gains (losses)	(14,419)	(266)		(13,304)	1,451
Less: related amortization of DAC	(1,073)	217		(1,093)	(426)
OPERATING INCOME	$556	$6,436	(91.4)	$12,532	$18,711	(33.0)

The following table summarizes key data for the Annuities segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$339,785	$363,694	(6.6)%	$1,295,821	$905,439	43.1%
Variable annuity	132,374	147,275	(10.1)	340,614	349,520	(2.5)
	$472,159	$510,969	(7.6)	$1,636,435	$1,254,959	30.4
Average Account Values
Fixed annuity(1)	$5,796,717	$4,566,357	26.9	$5,448,717	$4,283,865	27.2
Variable annuity	2,419,949	2,674,634	(9.5)	2,523,281	2,653,235	(4.9)
	$8,216,666	$7,240,991	13.5	$7,971,998	$6,937,100	14.9
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.12%	6.01%		6.11%	5.99%
Interest credited to policyholders	4.89	5.39		4.96	5.38
Interest spread	1.23%	0.62%		1.15%	0.61%

	As of
	September 30,
	2008	2007	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(3)	$438,694	$82,865	n/m	%
GMDB - Reserves	—	2,176	n/m
Account value subject to GMWB rider	286,589	77,882	n/m
S&P 500® Index	1,165	1,527	(23.7)

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Segment operating income

Operating income decreased $5.9 million, or 91.4%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, which included $4.8 million of negative fair value changes including $0.2 million on the equity indexed annuity product and $4.6 million on embedded derivatives associated with the variable annuity GMWB rider related to current market conditions.  In addition, unfavorable mortality in the segment’s SPIA block reduced earnings by $3.9 million. These decreases were partially offset by the continued growth of the SPDA line which accounted for a $3.2 million increase in earnings.

Operating revenues

Segment operating revenues increased $9.9 million, or 12.2%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to an increase in net investment income.  Average account balances grew 13.5% in the three months ended September 30, 2008, resulting in higher investment income.  The additional income resulting from the larger account balances was partially reduced in the three months ended September 30, 2008 by losses on derivatives.  The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain and/or improve its interest spread.

Benefits and expenses

Operating benefits and expenses increased $15.7 million, or 21.2%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  This increase was primarily the result of higher credited interest and unfavorable SPIA mortality fluctuations.  Mortality was unfavorable by $6.5 million in the three months ended September 30, 2008 compared to unfavorable mortality of $2.6 million in the three months ended September 30, 2007, an unfavorable change of $3.9 million.  The unfavorable mortality variances primarily relate to sales of large SPIA cases.  These amounts were partially offset by a favorable change of $2.7 million in unlocking of the unearned premium reserve for the three months ended September 30, 2008.  Unfavorable unearned premium reserve unlocking of $0.2 million was recorded by the segment during the three months ended September 30, 2007.

Amortization of DAC

The decrease in DAC amortization (not related to realized capital gains and losses) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to fair value losses on the variable annuity line. This was offset by higher DAC amortization in other annuity lines of business. We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization.  The periodic review and updating of assumptions is referred to as “unlocking”.  DAC amortization for the Annuities segment increased by $1.1 million primarily due to favorable DAC unlocking of $6.9 million in the market value adjusted (“MVA”) annuity line and $0.8 million of favorable unlocking in the SPDA line, which were partially offset by unfavorable unlocking of $8.8 million in the variable annuity line. Favorable DAC unlocking of $0.9 million was recorded by the segment during the three months ended September 30, 2007.

Sales

Total sales decreased $38.8 million, or 7.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Sales of fixed annuities decreased $23.9 million, or 6.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The decrease in fixed annuity sales was driven by reduced sales in the SPDA and immediate annuity lines and was partially offset by increased sales in the MVA annuity products. The decrease in SPIA and SPDA sales reflects our interest rate positioning in the third quarter of 2008 versus strong competitor pricing in the bank and agent channel. MVA sales continued to be strong in the first part of the three months ended September 30, 2008 due to the higher interest rate environment. The continuation of new annuity sales through the Chase distribution system contributed $58.3 million in fixed annuity sales in the three months ended September 30, 2008 compared to $130.3 million for the three months ended September 30, 2007.  Sales of variable annuities decreased $14.9 million, or 10.1% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to weaker demand caused by current unfavorable equity markets.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Segment operating income

Operating income declined $6.2 million, or 33.0%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, which included $8.8 million of negative fair value changes of $2.4 million on the equity indexed annuity product and $6.4 million on embedded derivatives associated with the variable annuity GMWB rider related to current market conditions.  Included in the mark-to-market adjustment is a SFAS No. 157 transition adjustment loss for the embedded derivative related to the variable annuity GMWB rider of $0.4 million before income taxes. In addition, unfavorable mortality in the segment’s SPIA block reduced earnings by $10.1 million. These items were partially offset by the continued growth of the SPDA line which accounted for a $6.1 million increase in operating income.

Operating revenues

Segment operating revenues increased $37.2 million, or 16.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to an increase in net investment income.  Average account balances grew 14.9% for the nine months ended September 30, 2008, resulting in higher investment income.  The additional income resulting from the larger account balances was partially reduced in the first nine months of 2008 by losses on derivatives related to the GMWB rider caused by current unfavorable market conditions.

Benefits and expenses

Operating benefits and expenses increased $43.4 million, or 20.5%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  This increase was primarily the result of higher credited interest and unfavorable mortality fluctuations.  Mortality was unfavorable by $17.7 million for the nine months ended September 30, 2008 compared to unfavorable mortality of $7.6 million for the nine months ended September 30, 2007, an unfavorable change of $10.1 million.  The unfavorable mortality variances primarily relate to the sales of large SPIA cases previously mentioned.  These amounts are partially offset by a favorable change of $2.7 million in unlocking of the unearned premium reserve for the nine months ended September 30, 2008.  Unfavorable unearned premium reserve unlocking of $0.2 million was recorded by the segment during the nine months ended September 30, 2007.

Amortization of DAC

The decrease in DAC amortization (not related to realized capital gains and losses) for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to fair value losses on the variable annuity line. This was offset by higher DAC amortization in other annuity lines of business. For the nine months ended September 30, 2008, DAC amortization for the Annuities segment was reduced by $0.2 million primarily due to unfavorable DAC unlocking of $8.8 million in the variable annuity line, which was partially offset by favorable DAC unlocking of $7.7 million in the MVA annuity line and $0.9 million of favorable unlocking in the SPDA line.  Favorable DAC unlocking of $2.5 million was recorded by the segment during the nine months ended September 30, 2007.

Sales

Total sales increased $381.5 million, or 30.4%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Sales of fixed annuities increased $390.4 million, or 43.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase in fixed annuity sales was primarily due to strong sales in the SPIA, SPDA, and MVA annuity products, as well as our continued efforts to increase wholesale distribution. The increase in sales for MVA and SPDA was due to an environment of higher interest rates versus 2007 and a more volatile equity market for most of 2008. The increase in SPIA was due to institutional sales in early 2008 which did not occur in 2007. The continuation of new annuity sales through the Chase distribution system contributed $325.7 million in fixed annuity sales for the nine months ended September 30, 2008 compared to $314.5 million for nine months ended September 30, 2007.  Sales of variable annuities decreased $8.9 million, or 2.5% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to weaker demand caused by current unfavorable equity markets.

Stable Value Products

Segment results of operations

Segment results were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$88,254	$73,501	20.1%	$244,362	$224,080	9.1%
Other income	3,000	—		3,000	—
Realized gains (losses)	4,984	(333)		12,240	509
Total revenues	96,238	73,168	31.5	259,602	224,589	15.6
BENEFITS AND EXPENSES
Benefits and settlement expenses	60,128	58,340	3.1	177,542	180,156	(1.5)
Amortization of deferred policy acquisition costs	1,211	985	22.9	3,373	3,140	7.4
Other operating expenses	1,731	1,069	61.9	4,502	3,136	43.6
Total benefits and expenses	63,070	60,394	4.4	185,417	186,432	(0.5)
INCOME BEFORE INCOME TAX	33,168	12,774	n/m	74,185	38,157	94.4
Less: realized gains (losses)	4,984	(333)		12,240	509
OPERATING INCOME	$28,184	$13,107	n/m	$61,945	$37,648	64.5

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Sales
GIC	$22,600	$54,500	(58.5)%	$107,945	$132,000	(18.2)%
GFA - Direct Institutional	636,651	—	n/m	1,061,651	—	n/m
GFA - Registered Notes - Institutional	—	475,000	n/m	450,000	525,000	(14.3)
GFA - Registered Notes - Retail	25,719	42,735	(39.8)	290,848	65,870	n/m
	$684,970	$572,235	19.7	$1,910,444	$722,870	n/m

Average Account Values	$5,824,533	$4,826,108		$5,369,926	$5,021,185

Operating Spread
Net investment income yield	5.96%	6.10%		6.00%	6.01%
Interest credited	4.06	4.84		4.36	4.83
Operating expenses	0.20	0.17		0.19	0.17
Operating spread	1.70%	1.09%		1.45%	1.01%

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Segment operating income

Operating income increased $15.1 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The increase in operating earnings resulted from the combination of higher average balances, slightly higher asset yields, and lower liability costs. In addition, $3.0 million in other income was generated from the early retirement of a funding agreement backing a medium term note.  Lower liability costs resulted from the increased sales of attractively priced institutional funding agreements.  As a result, the operating spread increased 61 basis points to 170 basis points during the three months ended September 30, 2008, compared to an operating spread of 109 basis points during the three months ended September 30, 2007.

Sales

Total sales increased $112.7 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The increase was primarily due to increased sales in the institutional market.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Segment operating income

Operating income increased $24.3 million, or 64.5%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase in operating earnings resulted from the combination of higher average balances, slightly higher asset yields, and lower liability costs.  In addition, $3.0 million in other income was generated from the voluntary early retirement of a funding agreement backing a medium term note. Lower liability costs resulted from the increased sales of attractively priced institutional funding agreements.  As a result, the operating spread increased 44 basis points to 145 basis points during the nine months ended September 30, 2008, compared to an operating spread of 101 basis points during the nine months ended September 30, 2007.

Sales

Total sales increased $1.2 billion, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase was primarily due to increased sales in the institutional market.

Asset Protection

Segment results of operations

Segment results were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$88,763	$101,189	(12.3)%	$275,208	$298,594	(7.8)%
Reinsurance ceded	(40,249)	(43,244)	(6.9)	(130,646)	(134,071)	(2.6)
Net premiums and policy fees	48,514	57,945	(16.3)	144,562	164,523	(12.1)
Net investment income	9,595	10,188	(5.8)	29,308	28,867	1.5
Other income	16,445	19,330	(14.9)	48,960	56,314	(13.1)
Total operating revenues	74,554	87,463	(14.8)	222,830	249,704	(10.8)
BENEFITS AND EXPENSES
Benefits and settlement expenses	28,021	30,779	(9.0)	80,449	82,707	(2.7)
Amortization of deferred policy acquisition costs	14,154	21,291	(33.5)	43,827	63,458	(30.9)
Other operating expenses	24,193	25,488	(5.1)	73,852	72,028	2.5
Total benefits and expenses	66,368	77,558	(14.4)	198,128	218,193	(9.2)
INCOME BEFORE INCOME TAX	8,186	9,905	(17.4)	24,702	31,511	(21.6)
OPERATING INCOME	$8,186	$9,905	(17.4)	$24,702	$31,511	(21.6)

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Sales
Credit insurance	$15,628	$27,686	(43.6)%	$56,799	$87,347	(35.0)%
Service contracts	72,483	96,189	(24.6)	226,345	261,584	(13.5)
Other products	16,126	20,763	(22.3)	51,443	78,995	(34.9)
	$104,237	$144,638	(27.9)	$334,587	$427,926	(21.8)
Loss Ratios (1)
Credit insurance	32.6%	24.5%		35.1%	29.9%
Service contracts	75.6	71.6		70.5	67.9
Other products	35.4	37.1		35.9	33.2

(1) Incurred claims as a percentage of earned premiums

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Segment operating income

Operating income was $8.2 million, representing a decrease of $1.7 million, or 17.4%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The decrease was primarily the result of a $2.1 million decrease in service contract income due to lower auto and marine volume and higher loss ratios in certain product lines.  Offsetting this loss was $1.1 million of higher earnings in the GAP line and an increase in credit insurance earnings of $0.3 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Net premiums and policy fees

Net premiums and policy fees decreased $9.4 million, or 16.3%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Credit insurance premiums decreased $6.7 million, or 46.0%, due to the sale of a small insurance subsidiary and its related operations during the first quarter of 2008 and lower auto sales. Net premiums in the service contract line decreased $4.6 million, or 14.4%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Within the other product lines, net premiums increased $1.8 million, or 15.7%, for the three months ended September 30, 2008 compared to the prior year, due to an increase in the GAP product line related to growth in in-force during the past few years, partially offset by declines in the IPP line.

Other income

Other income decreased $2.9 million, or 14.9%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to a decline in service contract volume.

Benefits and settlement expenses

Benefits and settlement expenses decreased $2.8 million, or 9.0%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Credit insurance claims for the three months ended September 30, 2008 compared to the prior year decreased $1.0 million, or 28.1% and service contract claims decreased $2.2 million, or 9.5%, with both decreases resulting from weaker sales volume. Other products claims increased $0.4 million, or 10.5%, primarily due to higher claims in the GAP and IPP lines.

Amortization of DAC and Other Operating Expenses

Amortization of DAC was $7.1 million, or 33.5%, lower for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, mainly due to lower premium in the credit insurance lines. Also contributing to the decrease was a $2.7 million decrease resulting from the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Other operating expenses decreased $1.3 million, or 5.1%, for the three months ended September 30, 2008, due to the sale of a small insurance subsidiary during the first quarter of 2008.

Sales

Total segment sales decreased $40.4 million, or 27.9%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The decreases in credit insurance and service contract sales were primarily due to declines in auto and marine sales. The decline in the other products line is primarily the result of lower GAP sales, which was primarily due to price increases, tighter underwriting controls, and lower auto sales.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Segment operating income

Operating income was $24.7 million, representing a decrease of $6.8 million, or 21.6%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The decrease was primarily the result of a $5.0 million, or 17.3%, decrease in service contract income due to lower auto and marine volume and higher loss ratios in certain product lines. Earnings from other products declined $2.3 million, or 70.5%, due primarily to lower volume in the IPP line, somewhat offset by higher GAP earnings due to improved underwriting results in 2008.  Credit insurance earnings increased $0.9 million, or 95.0%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase in credit insurance earnings resulted primarily from a $1.1 million decrease in legal expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Net premiums and policy fees

Net premiums and policy fees decreased $20.0 million, or 12.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Credit insurance earned premiums decreased $22.3 million, or 49.5%, mainly due to the sale of a small insurance subsidiary during the first quarter of 2008 and lower auto sales. Net premiums in the service contract line decreased $2.3 million, or 2.7% resulting from weaker auto and marine sales, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Within the other product lines, net premiums increased $4.7 million, or 13.7%, for the nine months ended September 30, 2008 compared to the prior year, due to an increase in the GAP product line related to growth in in-force during the past few years, partially offset by declines in the IPP line.

Other income

Other income decreased $7.4 million, or 13.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to a decline in service contract volume.

Benefits and settlement expenses

Benefits and settlement expenses decreased $2.3 million, or 2.7%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The credit insurance and related claims for the nine months ended September 30, 2008 compared to the prior year decreased $5.5 million, or 40.6%, as a result of lower volume and a $2.3 million decrease related to the sale of a small insurance subsidiary and its related operations. Service contract claims increased $0.6 million, or 1.1%, due to higher loss ratios in some product lines. Other products claims increased $2.6 million, or 22.7%, primarily attributable to higher GAP claims.

Amortization of DAC and Other Operating Expenses

Amortization of DAC decreased $19.6 million, or 30.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to lower premiums in the credit insurance products and an $8.2 million decrease resulting from the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Other operating expenses increased $1.8 million, or 2.5%, for the nine months ended September 30, 2008, primarily due to higher legal expenses related to the runoff lines and GAP lines compared to the nine months ended September 30, 2007.

Sales

Total segment sales decreased $93.3 million, or 21.8%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The decreases in credit insurance and service contract sales are primarily due to declines in auto and marine sales. The decline in the other products line was primarily the result of lower GAP sales, which was primarily due to price increases, tighter underwriting controls, and lower auto sales.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(40,249)	$(43,244)	$(130,646)	$(134,071)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(22,257)	(18,913)	(65,582)	(64,640)
Amortization of deferred policy acquisition costs	(5,967)	(1,655)	(22,212)	(5,255)
Other operating expenses	(345)	(5,881)	(3,673)	(21,650)
Total benefits and expenses	(28,569)	(26,449)	(91,467)	(91,545)

NET IMPACT OF REINSURANCE	$(11,680)	$(16,795)	$(39,179)	$(42,526)

Reinsurance premiums ceded decreased $3.0 million, or 6.9%, and $3.4 million, or 2.6%, for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007. The current quarter and year-to-date decreases were primarily due to the discontinuation of the marketing of credit insurance products through financial institutions in 2005 in which a majority of this business was ceded to PARC’s and a decrease in dealer credit ceded premiums due to a decline in auto sales.  This was partially offset by an increase in ceded premiums in the service contract line.  Ceded unearned premium reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit or on a funds withheld basis.

Benefits and settlement expenses ceded increased $3.3 million, or 17.6%, and $0.9 million, or 1.5%, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  The current quarter increases were mainly due to increases in losses ceded related to the Lender’s Indemnity program in runoff and in the service contract line, partially offset by decreases in the credit line. The year-to-date increases were mainly due to increases in the service contract line mostly offset by decreases in the credit line.

Amortization of DAC ceded increased $4.3 million and $17.0 million, for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, mainly as the result of increases in the credit insurance line.  Other operating expenses ceded decreased $5.5 million, or 94.1%, and $18.0 million, or 83.0%, for the three and nine months ended September 30, 2008, respectively compared to the three and nine months ended September 30, 2007. The fluctuation is partly attributable to the decline in credit insurance products sold through financial institutions and an overall decline in credit insurance sales.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$6,765	$7,999	(15.4)%	$23,359	$25,626	(8.8)%
Reinsurance ceded	(1)	(2)	(50.0)	(4)	(10)	(60.0)
Net premiums and policy fees	6,764	7,997	(15.4)	23,355	25,616	(8.8)
Net investment income	14,929	53,011	(71.8)	81,581	126,477	(35.5)
Realized gains (losses) - investments	—	—		—	6,857
Realized gains (losses) - derivatives	1,915	132		4,185	626
Other income	20	(144)	n/m	416	1,476	(71.8)
Total operating revenues	23,628	60,996	(61.3)	109,537	161,052	(32.0)
Realized gains (losses) - investments	(197,887)	5,134		(259,499)	7,852
Realized gains (losses) - derivatives	(3,317)	1,138		(9,730)	784
Total revenues	(177,576)	67,268	n/m	(159,692)	169,688	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	8,895	8,585	3.6	27,955	27,861	0.3
Amortization of deferred policy acquisition costs	518	323	60.4	1,633	587	n/m
Other operating expenses	46,388	49,746	(6.8)	144,188	129,785	11.1
Total benefits and expenses	55,801	58,654	(4.9)	173,776	158,233	9.8
INCOME (LOSS) BEFORE INCOME TAX	(233,377)	8,614	n/m	(333,468)	11,455	n/m
Less: realized gains (losses) - investments	(197,887)	5,134		(259,499)	7,852
Less: realized gains (losses) - derivatives	(3,317)	1,138		(9,730)	784
OPERATING INCOME (LOSS)	$(32,173)	$2,342	n/m	$(64,239)	$2,819	n/m

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Segment operating income (loss)

The Corporate and Other segment operating income decreased $34.5 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to negative mark-to-market adjustments of $23.5 million on a $387.5 million portfolio of securities designated for trading. This trading portfolio negatively impacted the three months ended September 30, 2008 by approximately $20.0 million, an $18.2 million less favorable impact than for the three months ended September 30, 2007.  In addition, the segment experienced $10.7 million of lower participating mortgage income due to the current economic environment.

Operating revenues

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on capital and net premiums and policy fees related to several non-strategic lines of business.  Net investment income for this segment decreased $38.1 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and net premiums and policy fees declined $1.2 million, or 15.4%.  The decrease in net investment income was primarily the result of mark-to-market changes on the trading portfolio and a decline in participating mortgage income in the securities and mortgage investment portfolios caused by unfavorable market conditions.

Benefits and expenses

Benefits and expenses decreased $2.9 million, or 4.9%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The decrease was primarily due to a decrease in interest expense of $2.9 million, or 7.9%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Of this decrease in interest expense, approximately $2.6 million relates to non-recourse funding obligations and was primarily due to a decline in 1-month LIBOR rates.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Segment operating income (loss)

The Corporate and Other segment operating income declined $67.1 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to negative mark-to-market adjustments of $34.0 million on a $387.5 million portfolio of securities designated for trading, representing a $32.2 million less favorable impact than for the first nine months of 2007.  In addition, the segment experienced lower participating mortgage income of $21.0 million and lower prepayment fee income of $6.5 million in the securities and mortgage investment portfolios.

Operating revenues

Net investment income for this segment decreased $44.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, and net premiums and policy fees declined $2.3 million, or 8.8%.  The decrease in net investment income was primarily the result of mark-to-market changes on the trading portfolio, a decline in participating mortgage income and prepayment fee income in the securities and mortgage investment portfolios, partially offset by an increase in yields on unallocated capital and additional investments related to issuances of non-recourse funding obligations.

Benefits and expenses

Benefits and expenses increased $15.5 million, or 9.8%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase was primarily due to an increase in interest expense of $14.8 million, or 16.8%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Of this increase in interest expense, approximately $13.9 million relates to additional issuances of non-recourse funding obligations.

CONSOLIDATED INVESTMENTS

Portfolio Description

As of September 30, 2008, our investment portfolio equaled approximately $28.2 billion.  The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets.  Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table shows the reported values of our invested assets:

	September 30, 2008		December 31, 2007
	(Dollars In Thousands)
Publicly-issued bonds (amortized cost: 2008 - $19,382,391; 2007 - $19,608,446)	$17,977,425	63.7%	$19,588,486	67.5%
Privately issued bonds (amortized cost: 2008 - $4,432,806; 2007 - $3,840,252)	4,107,445	14.6	3,800,505	13.1
Redeemable preferred stock (amortized cost: 2008 - $86; 2007 - $86)	39	0.0	78	0.0
Fixed maturities	22,084,909	78.3	23,389,069	80.6
Equity securities (cost: 2008 - $378,407; 2007 - $112,406)	312,389	1.1	117,037	0.4
Mortgage loans	3,653,919	13.0	3,284,326	11.3
Investment real estate	7,793	0.0	8,026	0.0
Policy loans	811,846	2.9	818,280	2.8
Other long-term investments	329,259	1.2	185,892	0.6
Short-term investments	987,604	3.5	1,236,443	4.3
Total investments	$28,187,719	100.0%	$29,039,073	100.0%

Included in the preceding table are $3.4 billion and $4.0 billion of fixed maturities and $149.1 million and $67.0 million of short-term investments classified as trading securities as of September 30, 2008 and December 31, 2007, respectively. The trading portfolio includes invested assets of $3.0 billion and $3.6 billion as of September 30, 2008 and December 31, 2007, respectively, held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third-party reinsurers.

Fixed Maturity Investments

As of September 30, 2008, our fixed maturity investment holdings were approximately $22.1 billion. The approximate percentage distribution of our fixed maturity investments by quality rating as of September 30, 2008, is as follows:

Percentage of
Fixed Maturity
Rating	Investments
AAA	38.6%
AA	7.1
A	18.8
BBB	30.3
Below investment grade	5.2
100.0%

Our portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans.  Within our fixed maturity securities, we maintain portfolios classified as “available-for-sale” and “trading”.  We generally purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs.  However, we may sell any of our investments to maintain proper matching of assets and liabilities.  Accordingly, we classified $18.7 billion or 84.5% of our fixed maturities as “available-for-sale” as of September 30, 2008.  These securities are carried at fair value on our Consolidated Balance Sheets.  Changes in fair value, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity.  Changes in fair value that are other-than-temporary are recorded as realized losses in the Consolidated Statements of Income.  For more information regarding our evaluation of other-than-temporary losses, refer to “Critical Accounting Policies”.

Our trading portfolio accounts for $3.4 billion or 15.5% of our fixed maturities as of September 30, 2008. Of this balance, fixed maturities with a market value of $3.0 billion and short-term investments with a market value of $149.1 million were added as part of the Chase Insurance Group acquisition.  Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded in net income (loss) as they occur.  Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

$3.0 billion of our trading portfolio is held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third-party reinsurers. The total Modco trading portfolio fixed maturities by rating is as follows:

	September 30, 2008	December 31, 2007
	(Dollars In Thousands)
AAA	$1,330,512	$1,631,208
AA	200,152	344,930
A	654,928	800,531
BBB	792,468	789,000
Below investment grade	53,183	38,966
Total Modco trading fixed maturities	$3,031,243	$3,604,635

A portion of our bond portfolio is invested in residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities.  These holdings as of September 30, 2008 were approximately $8.1 billion.  Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans.  Prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.  In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

Residential mortgage-backed securities - The tables below show a breakdown of our residential mortgage-backed securities portfolio by type and rating as of September 30, 2008.  As of September 30, 2008, these holdings were approximately $5.7 billion. Planned amortization class securities (“PACs”) pay down according to a schedule.  Sequentials receive payments in order until each class is paid off.  Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	68.4%
PAC	15.6
Pass Through	4.9
Other	11.1
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	97.7%
AA	0.5
A	0.0
BBB	0.7
Below investment grade	1.1
100.0%

As of September 30, 2008, we held $655.8 million, or 2.3% of invested assets, of securities supported by collateral classified as Alt-A.  As of June 30, 2008, March 31, 2008, and December 31, 2007, we held securities with a market value of $754.7 million, $663.9 million, and $274.5 million, respectively, of securities supported by collateral classified as Alt-A.

The following table shows the percentage of our collateral classified as Alt-A grouped by rating category as of September 30, 2008:

Percentage of
Alt-A
Rating	Securities
AAA	79.7%
AA	3.5
A	6.5
BBB	6.2
Below investment grade	4.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/ (loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of September 30, 2008:

Alt-A Collateralized Holdings

Estimated Fair Value of Security by Year of Origination

	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$7.9	$88.3	$227.3	$199.2	$—	$522.7
AA	—	—	—	23.1	—	23.1
Subtotal	$7.9	$88.3	$227.3	$222.3	$—	$545.8
A	—	—	42.8	—	—	42.8
BBB	—	2.9	37.8	—	—	40.7
Below investment grade	—	—	19.5	7.0	—	26.5
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$7.9	$91.2	$327.4	$229.3	$—	$655.8

Estimated Unrealized Gain (Loss) on Security by Year of Origination

	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$(1.2)	$(5.3)	$(10.7)	$(15.5)	$—	$(32.7)
AA	—	—	—	(1.1)	—	(1.1)
Subtotal	$(1.2)	$(5.3)	$(10.7)	$(16.6)	$—	$(33.8)
A	—	—	(4.6)	—	—	(4.6)
BBB	—	(4.9)	(18.4)	—	—	(23.3)
Below investment grade	—	—	(4.8)	(59.3)	—	(64.1)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(1.2)	$(10.2)	$(38.5)	$(75.9)	$—	$(125.8)

As of September 30, 2008, we had residential mortgage-backed securities with a total market value of $57.4 million, or 0.2% of total invested assets, that were supported by collateral classified as sub-prime. $29.0 million, or 50.5%, of these securities were rated AAA.  As of June 30, 2008, March 31, 2008, and December 31, 2007, we held securities with a market value of $72.8 million, $78.8 million, and $89.9 million, respectively, of securities supported by collateral classified as sub-prime.

The following tables categorize the estimated fair value and unrealized gain/ (loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of September 30, 2008:

Sub-prime Collateralized Holdings

Estimated Fair Value of Security by Year of Origination

	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$1.9	$3.7	$17.2	$6.1		$28.9
AA	0.8	—	11.4	5.9		18.1
Subtotal	$2.7	$3.7	$28.6	$12.0	$—	$47.0
A	—	—	—	—	—	—
BBB	1.0	—	—	8.1		9.1
Below investment grade	0.7	—	—	0.6		1.3
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$4.4	$3.7	$28.6	$20.7	$—	$57.4

Estimated Unrealized Gain (Loss) by Year of Security Origination

	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$(0.5)	$(0.3)	$(2.7)	$(4.0)		$(7.5)
AA	(0.1)	—	(2.6)	(5.1)		(7.8)
Subtotal	$(0.6)	$(0.3)	$(5.3)	$(9.1)	$—	$(15.3)
A	—	—	—	—	—	—
BBB	(0.9)	—	—	(5.1)		(6.0)
Below investment grade	(0.3)	—	—	(4.5)		(4.8)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(1.8)	$(0.3)	$(5.3)	$(18.7)	$—	$(26.1)

The tables above referencing our holdings collateralized by Alt-A and sub-prime mortgage loans exclude approximately $2.5 million of securities collateralized by Alt-A mortgage loans which are part of a modified coinsurance trading portfolio. The reinsurer bears the ultimate investment risk related to these securities.

Commercial mortgage-backed securities - Our commercial mortgage-backed security (“CMBS”) portfolio consists of commercial mortgage-backed securities issued in securitization transactions.  Portions of the CMBS are sponsored by the Company, in which we securitized portions of our mortgage loan portfolio. As of September 30, 2008, the CMBS holdings were approximately $1.2 billion.  Of this amount, $910.6 million related to retained beneficial interests of commercial mortgage loan securitizations the Company completed. The following table shows the percentages of our CMBS holdings grouped by rating category as of September 30, 2008:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	79.4%
AA	7.4
A	5.1
BBB	2.0
Below investment grade	6.1
100.0%

Asset-backed securities - Asset-backed securities (“ABS”) pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of September 30, 2008, these holdings were approximately $1.2 billion.  The following table shows the percentages of our ABS holdings grouped by rating category as of September 30, 2008:

Percentage of
Asset-Backed
Rating	Securities
AAA	89.2%
AA	7.2
A	2.4
BBB	1.2
100.0%

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”).  If a bond is not rated by Moody’s, S&P, or Fitch, we use ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics.  As of September 30, 2008, over 99.0% of our bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Market	As of	% Market
	September 30, 2008	Value	December 31, 2007	Value
	(Dollars In Thousands)
Non-Agency Mortgages	$5,041,908	22.8%	$5,543,339	23.7%
Banking	2,332,859	10.6	2,123,100	9.1
Other Finance	2,448,696	11.1	2,114,596	9.0
Electric	2,171,743	9.8	1,971,961	8.4
Agency Mortgages	1,107,448	5.0	2,441,993	10.4
Natural Gas	1,440,457	6.5	1,185,115	5.1
Insurance	1,040,707	4.7	992,470	4.2
Energy	1,094,641	5.0	907,093	3.9
Communications	923,334	4.2	973,607	4.2
Basic Industrial	770,983	3.5	692,937	3.0
Consumer Noncyclical	723,540	3.3	668,293	2.9
Consumer Cyclical	573,083	2.6	625,923	2.7
Finance Companies	479,496	2.2	616,278	2.6
Capital Goods	448,447	2.0	437,013	1.9
Transportation	441,477	2.0	446,264	1.9
U.S. Govt Agencies	235,940	1.1	190,430	0.7
Other Industrial	202,701	0.9	157,582	0.7
U.S. Government	182,141	0.8	165,527	0.7
Brokerage	140,861	0.6	768,656	3.3
Technology	128,038	0.6	152,491	0.7
Real Estate	42,854	0.2	55,371	0.2
Canadian Governments	47,707	0.2	108,006	0.5
Other Utility	21,413	0.1	19,796	0.1
Other Government Agencies	20,009	0.1	—	0.0
Municipal Agencies	18,512	0.1	25,427	0.1
Foreign Governments	5,914	0.0	5,801	0.0
Total	$22,084,909	100.0%	$23,389,069	100.0%

Our investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost.  As of September 30, 2008, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $22.1 billion, which was 7.1% below amortized cost of $23.8 billion.  We had $3.7 billion in mortgage loans as of September 30, 2008.  While our mortgage loans do not have quoted market values, as of September 30, 2008, we estimated the market value of our mortgage loans to be $3.9 billion (using discounted cash flows from the next call date), which was 5.4% greater than the amortized cost.  Most of our mortgage loans have significant prepayment fees.  These assets are invested for terms approximately corresponding to anticipated future benefit payments.  Thus, market fluctuations are not expected to adversely affect liquidity.

Market values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.  We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. For retained beneficial interests in Company sponsored commercial mortgage loan securitizations as of September 30, 2008, we used an internally developed model that includes discount rates based on our current mortgage loan lending rate and expected cash flows based on a review of the commercial mortgage loans underlying the securities.  Upon obtaining this information related to market value, management makes a determination as to the appropriate valuation amount.

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans.  As of September 30, 2008, our mortgage loan holdings were approximately $3.7 billion. We generally do not lend on speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments.  Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses.  This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events.  As of September 30, 2008 and December 31, 2007, our allowance for mortgage loan credit losses was $1.4 million and $0.5 million, respectively.

Our mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination.  Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property’s projected operating expenses and debt service.  We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate.  Approximately $693.8 million of our mortgage loans have this participation feature.

Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years.  However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of September 30, 2008, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.  As of September 30, 2008, $15.2 million, or 0.4%, of the mortgage loan portfolio was nonperforming.  It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent.  For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible.  If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, we securitized $1.4 billion of our mortgage loans. We sold the senior tranches while retaining the subordinate tranches.  We continue to service the securitized mortgage loans.  During 2007, we securitized an additional $1.0 billion of our mortgage loans.  We sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches.  We continue to service the securitized mortgage loans.  As of September 30, 2008, we had investments related to retained beneficial interests of mortgage loan securitizations of $910.6 million.

Securities Lending

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time.  We require initial collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored on a daily basis.  As of September 30, 2008, securities with a market value of $115.4 million were loaned under these agreements.  As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral.  As of September 30, 2008, the fair market value of the collateral related to this program was $107.0 million and we have an obligation to return $121.4 million of collateral to the securities borrower.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines.  The following table shows our available-for-sale fixed maturities by credit rating as of September 30, 2008:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$6,990,857	37.5%
AA	1,351,547	7.3
A	3,430,589	18.4
BBB	5,766,276	30.8
Investment grade	17,539,269	94.0
BB	739,709	4.0
B	225,312	1.2
CCC or lower	161,100	0.8
In or near default	715	0.0
Below investment grade	1,126,836	6.0
Redeemable preferred stock	39	0.0
Total	$18,666,144	100.0%

Not included in the table above are $3.4 billion of investment grade and $49.4 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk.  The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of September 30, 2008:

Creditor	Market Value
(Dollars In Millions)
Toyota Motor Credit	$135.2
AT&T	129.8
Citigroup	128.8
Wells Fargo & Company	127.7
Metlife Inc.	123.8
Prudential Financial	121.4
JP Morgan Chase & Co.	118.9
Dominion Resources	116.5
Bank of America Corp	114.3
General Electric	112.6

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”), to clarify the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. FSP 157-3 was effective upon issuance, including prior periods for which the financial statements have not been issued. Based on the guidance in FSP 157-3, we utilized internal models to determine the fair value of retained beneficial interests of Company sponsored commercial mortgage loan securitizations for which there was no active market as of September 30, 2008.

Securities not subject to EITF Issue No. 99-20 that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors.  We consider a number of factors in determining whether the impairment is other-than-temporary.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.  Based on our analysis, during the three months ended September 30, 2008, we concluded that approximately $202.6 million of pretax unrealized losses were other-than-temporarily impaired resulting in a charge to net realized investment losses.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$21,613	$4,398	$17,215	$43,627	$8,261	$35,366
Fixed maturity losses - sales	(35,219)	(549)	(34,670)	(35,921)	(5,355)	(30,566)
Equity gains - sales	3	—	3	63	5,911	(5,848)
Equity losses - sales	—	(12)	12	—	(12)	12
Impairments on fixed maturity securities	(202,644)	—	(202,644)	(282,630)	(48)	(282,582)
Impairments on equity securities	—	—	—	—	—	—
Modco trading portfolio trading activity	(133,625)	42,080	(175,705)	(220,148)	(23,189)	(196,959)
Other	(1,230)	(2,803)	1,573	3,451	4,231	(780)
Total realized gains (losses) - investments	$(351,102)	$43,114	$(394,216)	$(491,558)	$(10,201)	$(481,357)

Foreign currency swaps	$(3,977)	$1,723	$(5,700)	$(1,115)	$6,695	$(7,810)
Foreign currency adjustments on stable value contracts	4,169	(1,750)	5,919	1,304	(2,559)	3,863
Derivatives related to mortgage loan commitments	(509)	—	(509)	(5,401)	—	(5,401)
Embedded derivatives related to reinsurance	105,568	(38,144)	143,712	183,134	32,265	150,869
Derivatives related to corporate debt	2,702	6,392	(3,690)	6,432	(1,098)	7,530
Credit default swaps	(2,154)	7,404	(9,558)	(4,156)	6,665	(10,821)
Other derivatives	(13,808)	(13,092)	(716)	(24,777)	(5,445)	(19,332)
Total realized gains (losses) - derivatives	$91,991	$(37,467)	$129,458	$155,421	$36,523	$118,898

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance.  The change in net realized investment gains (losses), excluding impairments, during the nine months ended September 30, 2008 primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.  For the nine months ended September 30, 2008, there were pre-tax other-than-temporary impairments of $282.6 million, excluding $20.0 million of Modco related impairments, in our investments compared to $0.1 million for the nine months ended September 30, 2007.  The impairments related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Fannie Mae and Freddie Mac. The decline in the estimated fair value of these securities resulted from factors including distressed credit markets, the failure or near failure of a number of large financial service companies resulting in intervention by the United States Federal Government, downgrades in rating, and interest rate changes. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco, are presented in the chart below:

Pre-Tax Impairments

(Net of Modco)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008
	(Dollars In Millions)
Freddie Mac	$7.1	$7.1
Fannie Mae	21.9	21.9
Lehman	92.4	92.4
Washington Mutual	45.3	45.3
Alt-A Bonds	35.9	115.9
Total	$202.6	$282.6

As previously discussed, management considers several factors when determining other-than-temporary impairments.  Although we generally intend to hold securities until maturity, we may change our position as a result of a change in circumstances.  Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale.  For the nine months ended September 30, 2008, we sold securities in an unrealized loss position with a market value of $151.9 million resulting in a realized loss of $35.9 million. Of this total, approximately $33.8 million related to the sale of Washington Mutual debt obligations.  These obligations were sold subsequent to the takeover of Washington Mutual by the Office of Thrift Supervision.  For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$83,826	55.2%	$(324)	0.9%
>90 days but <= 180 days	32,462	21.4	(997)	2.8
>180 days but <= 270 days	8,002	5.3	(309)	0.9
>270 days but <= 1 year	17,833	11.7	(5,992)	16.7
>1 year	9,746	6.4	(28,299)	78.7
Total	$151,869	100.0%	$(35,921)	100.0%

The $3.5 million of other realized gains recognized for the nine months ended September 30, 2008 includes foreign exchange gains of $6.0 million and other losses totaling $2.5 million.  As of September 30, 2008, net losses of $220.1 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses.  Of this amount, approximately $33.5 million of losses were realized through the sale of certain securities, which will be reimbursed to us over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.  We have entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of our foreign currency denominated stable value contracts.  We recorded net realized gains of $0.2 million from these securities for both the three months and nine months ended September 30, 2008.  These losses were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps.  We have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments.  The net losses for the three months ended September 30, 2008 were the result of $7.1 million of losses related to closed positions, partially offset by $6.6 million of mark-to-market gains.  The net losses for the nine months ended September 30, 2008 were the result of $12.1 million of losses related to closed positions, partially offset by $6.7 million of mark-to-market gains.

We also have in place various modified coinsurance and funds withheld arrangements that, in accordance with DIG B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives.  The $105.6 million and $183.1 million of gains on these embedded derivatives in the three and nine months ended September 30, 2008, respectively, were a result of spread widening, partially offset by lower interest rates.  In the three and nine months ended September 30, 2008, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market losses that offset the gains on these embedded derivatives.

We use interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities.  These positions resulted in gains of $2.7 million and $6.4 million for the three and nine months ended September 30, 2008, respectively.

We reported net losses of $2.2 million and $4.2 million related to credit default swaps for the three and nine months ended September 30, 2008, respectively.  The net losses for the three months ended September 30, 2008 were primarily the result of $2.4 million of mark-to-market losses. The net losses for the nine months ended September 30, 2008 were primarily the result of $10.3 million of mark-to-market losses, partly offset by $4.2 million of gains related to closed positions.  We entered into these credit default swaps to enhance the return on our investment portfolio.

We also use various swaps, options, and swaptions to mitigate risk related to other exposures.  We realized losses of $1.4 million on interest rate swaps for both the three months and nine months ended September 30, 2008. Included in the 2008 losses was a $2.4 million loss resulting from the termination of a hedging relationship related to the early retirement of a funding agreement backed-note. Swaptions realized losses of $0.9 million and $3.9 million for the three and nine months ended September 30, 2008, respectively.  Equity call options generated losses of $1.5 million and $6.2 million for the three and nine months ended September 30, 2008, respectively.  The GMWB rider embedded derivatives on certain variable deferred annuities had realized losses of $8.8 million and $12.2 million for the three and nine months ended September 30, 2008, respectively.  Other derivative contracts generated net losses of $1.2 million and $1.1 million for the three and nine months ended September 30, 2008, respectively.

Unrealized Gains and Losses – Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2008, the balance sheet date.  Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates.  As indicated above, management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until recovery.  Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio.  As of September 30, 2008, we had an overall pre-tax net unrealized loss of $1.8 billion.

Credit markets have experienced reduced liquidity, higher volatility and widening credit spreads across numerous asset classes over the past several quarters, primarily as a result of marketplace uncertainty arising from the failure or near failure of a number of large financial service companies resulting in intervention by the United States Federal Government, downgrades in rating, interest rate changes, higher defaults in sub-prime and Alt-A residential mortgage loans and a weakening of the overall economy.  In connection with this uncertainty, we believe investors have departed from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with fewer lender protections or those with reduced transparency and/or complex features which may hinder investor understanding. We believe these factors have contributed to an increase in our net unrealized investment losses through declines in market values.  We expect to experience continued volatility in connection with the valuation of our fixed maturity investments.

For fixed maturity and equity securities held that are in an unrealized loss position as of September 30, 2008, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$3,148,346	20.2%	$3,308,977	18.8%	$(160,631)	8.2%
>90 days but <= 180 days	3,092,150	19.8	3,451,792	19.7	(359,642)	18.4
>180 days but <= 270 days	5,012,016	32.1	5,488,947	31.3	(476,931)	24.3
>270 days but <= 1 year	1,330,138	8.5	1,557,849	8.9	(227,711)	11.6
>1 year but <= 2 years	1,813,888	11.6	2,272,797	12.9	(458,909)	23.5
>2 years but <= 3 years	528,046	3.4	637,794	3.6	(109,748)	5.6
>3 years but <= 4 years	564,247	3.6	687,312	3.9	(123,065)	6.3
>4 years but <= 5 years	55,530	0.4	85,380	0.5	(29,850)	1.5
>5 years	56,204	0.4	68,938	0.4	(12,734)	0.6
Total	$15,600,565	100.0%	$17,559,786	100.0%	$(1,959,221)	100.0%

The unrealized losses as of September 30, 2008, primarily relate to the widening of credit spreads and fluctuations in treasury rates during the quarter. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. We do not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because we have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered.

As of September 30, 2008, there were estimated gross unrealized losses of $126.4 million and $26.2 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively.  Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of September 30, 2008, were primarily the result of continued widening spreads during 2008, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.  For the nine months ended September 30, 2008, we recorded $115.9 million of pre-tax other-than-temporary impairments on residential mortgage-backed securities collateralized by Alt-A mortgages.  The decline in the estimated fair value of these securities resulted from factors including downgrades in rating, interest rate changes, and the current distressed credit markets. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.  Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity.  Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

As of September 30, 2008, securities with a market value of $642.8 million and unrealized losses of $84.8 million were issued in commercial mortgage loan securitizations that we sponsored, including $2.0 million of unrealized losses greater than five years.  We do not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with our original expectations.  Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to avoid. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

In assessing whether or not these unrealized positions should be considered other-than-temporary, we review the underlying cash flows, as well as the associated values of the real estate collateral for the loans included in our commercial mortgage loan securitizations.

We have no material concentrations of issuers or guarantors of fixed maturity securities.  The industry segment composition of all securities in an unrealized loss position held as of September 30, 2008, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Agency Mortgages	$544,665	3.5%	$573,653	3.3%	$(28,988)	1.5%
Banking	1,724,048	11.1	2,132,605	12.1	(408,557)	20.9
Basic Industrial	548,253	3.5	628,601	3.6	(80,348)	4.1
Brokerage	115,637	0.7	142,056	0.8	(26,419)	1.3
Capital Goods	245,164	1.6	270,053	1.5	(24,889)	1.3
Communications	581,470	3.7	689,876	3.9	(108,406)	5.5
Consumer Cyclical	388,412	2.5	459,754	2.6	(71,342)	3.6
Consumer Noncyclical	448,431	2.9	489,467	2.8	(41,036)	2.1
Electric	1,599,607	10.3	1,756,343	10.0	(156,736)	8.0
Energy	693,763	4.4	763,318	4.3	(69,555)	3.6
Finance Companies	342,303	2.2	418,547	2.4	(76,244)	3.9
Insurance	790,570	5.1	960,173	5.5	(169,603)	8.7
Municipal Agencies	1,281	0.0	1,365	0.0	(84)	0.0
Natural Gas	949,143	6.1	1,050,609	6.0	(101,466)	5.2
Non-Agency Mortgages	4,260,387	27.3	4,623,887	26.3	(363,500)	18.6
Other Finance	1,753,243	11.2	1,929,621	11.0	(176,378)	9.0
Other Industrial	147,250	0.9	160,215	0.9	(12,965)	0.7
Other Utility	21,434	0.1	24,044	0.1	(2,610)	0.1
Real Estate	17,359	0.1	19,242	0.1	(1,883)	0.1
Technology	88,865	0.6	97,596	0.6	(8,731)	0.4
Transportation	230,215	1.5	252,467	1.4	(22,252)	1.1
Canadian Government Agencies	18,198	0.1	18,688	0.1	(490)	0.0
U.S. Govt Agencies	90,867	0.6	97,606	0.7	(6,739)	0.3
Total	$15,600,565	100.0%	$17,559,786	100.0%	$(1,959,221)	100.0%

The range of maturity dates for securities in an unrealized loss position as of September 30, 2008, varies, with 16.8% maturing in less than 5 years, 20.5% maturing between 5 and 10 years, and 62.7% maturing after 10 years.  The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2008:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$10,190,437	65.3%	$11,268,947	64.2%	$(1,078,510)	55.0%
BBB	4,447,025	28.5	5,024,189	28.6	(577,164)	29.5
Investment grade	14,637,462	93.8	16,293,136	92.8	(1,655,674)	84.5
BB	643,256	4.1	775,271	4.4	(132,015)	6.7
B	203,099	1.3	295,787	1.7	(92,688)	4.7
CCC or lower	116,748	0.8	195,592	1.1	(78,844)	4.1

Below investment grade	963,103	6.2	1,266,650	7.2	(303,547)	15.5
Total	$15,600,565	100.0%	$17,559,786	100.0%	$(1,959,221)	100.0%

As of September 30, 2008, securities in an unrealized loss position that were rated as below investment grade represented 6.2% of the total market value and 15.5% of the total unrealized loss.  Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $147.3 million.  Securities in an unrealized loss position rated below investment grade were 3.4% of invested assets.  We primarily purchase our investments with the intent to hold to maturity.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$185,985	19.3	$201,612	15.9%	$(15,627)	5.1%
>90 days but <= 180 days	194,988	20.2	234,772	18.5	(39,784)	13.1
>180 days but <= 270 days	123,544	12.8	182,645	14.4	(59,101)	19.5
>270 days but <= 1 year	164,703	17.1	206,401	16.3	(41,698)	13.7
>1 year but <= 2 years	141,251	14.7	192,159	15.2	(50,908)	16.8
>2 years but <= 3 years	32,132	3.3	48,397	3.8	(16,265)	5.4
>3 years but <= 4 years	98,334	10.2	152,838	12.1	(54,504)	18.0
>4 years but <= 5 years	21,042	2.2	45,335	3.6	(24,293)	8.0
>5 years	1,124	0.2	2,491	0.2	(1,367)	0.4
Total	$963,103	100.0%	$1,266,650	100.0%	$(303,547)	100.0%

Of the total below investment grade securities, approximately $765.2 million and $105.9 million, respectively, relate to corporate securities and public utility securities.

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

While we anticipate that the cash flow of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available.  Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed.  We expect that the rate received on our investments will equal or exceed our borrowing rate.  As of September 30, 2008, we had no outstanding balance related to such borrowings. Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices.  Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

During the second quarter of 2008, we joined the FHLB of Cincinnati.  FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements.  Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding.  We held $58.1 million of common stock as of September 30, 2008, which is included in equity securities.  In addition, our obligations under the advances must be collateralized.  We maintain control over any such pledged assets, including the right of substitution.  As of September 30, 2008, we had $976 million of funding agreement-related advances outstanding under the FHLB program.

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to a maximum principal amount of $500 million (the “Credit Facility”).  This replaced our previously existing $200 million revolving line of credit.  We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (LIBOR), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of Protective Life Insurance Company, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013.  There was an outstanding balance of $90.0 million at an interest rate of LIBOR plus 0.30% under the Credit Facility as of September 30, 2008. Of this amount, $75.0 million was used to purchase non-recourse funding obligations issued by an indirect, wholly owned special-purpose financial captive insurance company. For additional information related to special purpose financial captives, see “Capital Resources”. The Company was in compliance with all financial debt covenants of the Credit Facility as of September 30, 2008.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments.  We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations.  The life insurance subsidiaries were committed as of September 30, 2008, to fund mortgage loans in the amount of $840.0 million.  In response to the volatility and disruption in the credit markets, during the third quarter of 2008 we increased our cash and short-term investment balances to provide liquidity for cash outflows projected for the coming months.  Our subsidiaries held approximately $1.0 billion in cash and short-term investments as of September 30, 2008, and we held an additional $6.1 million in cash and short-term investments available for general corporate purposes.

As of September 30, 2008, we reported approximately $684.9 million (fair value) of Auction Rate Securities (ARSs), which were all rated AAA.  These holdings are student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

Sources and Uses of Cash

Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing.  These sources of cash support our general corporate needs including our common stock dividends and debt service.  The states in which our insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay us dividends.  These restrictions are based in part on the prior year’s statutory income and surplus.  Generally, these restrictions pose no short-term liquidity concerns.  We plan to retain substantial portions of the earnings of our insurance subsidiaries in those companies primarily to support their future growth.

The liquidity requirements of our regulated insurance subsidiaries primarily relate to the liabilities associated with their various insurance and investment products, operating expenses, and income taxes.  Liabilities arising from insurance and investment products include the payment of policyholder benefits, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements.

Our insurance subsidiaries have used cash flows from operations and investment activities as a primary source to fund their liquidity requirements. Our insurance subsidiaries’ primary cash inflows from operating activities are derived from premiums, annuity deposits, stable value contract deposits, and insurance and investment product fees and other income, including cost of insurance and surrender charges, contract underwriting fees, and intercompany dividends or distributions.  The principal cash inflows from investment activities result from repayments of principal, investment income and, as necessary, sales of invested assets.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans and redemption obligations without forced sales of investments.  In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of September 30, 2008, our total cash, cash equivalents and invested assets were $28.3 billion.

The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2008 and September 30, 2007:

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars In Thousands)

Net cash provided by operating activities	$660,186	$591,247
Net cash used in investing activities	(1,750,911)	(1,169,844)
Net cash provided by financing activites	1,031,160	684,501
Total	$(59,565)	$105,904

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

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

Net cash used in investing activities - The variance in net cash used in investing activities for the nine months ended September 30, 2008 compared to September 30, 2007 was primarily the result of activity related to our investment portfolio.

Net cash provided by financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The increase for the nine months ended

September 30, 2008 compared to September 30, 2007 was primarily the result of fluctuations in investment product deposits and withdrawals, offset by the termination of a variable interest entity.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have registered debt securities, preferred and common stock, and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

As of September 30, 2008, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners’ equity.  We also have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013.  We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million.  No compensating balances are required to maintain the line of credit.  The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur.  Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital.  There was a $90.0 million outstanding balance as of September 30, 2008 under the Credit Facility at an interest rate of LIBOR plus 0.30%. Of this amount, $75.0 million was utilized to purchase non-recourse funding obligations issued by Golden Gate Captive Insurance Company (“Golden Gate”) an indirect wholly owned special-purpose financial captive insurance company.  As the need arises and in light of the current credit market environment, we may utilize the Credit Facility to purchase additional non-recourse funding obligations from this indirect wholly owned special-purpose financial captive insurance company in future quarters.  We were in compliance with our debt covenants under this facility as of September 30, 2008.

On September 30, 2008, Golden Gate, which is wholly owned by Protective Life, our largest operating subsidiary, increased by $200 million the capacity under its surplus notes facility (the “Facility”) through which Golden Gate may issue floating rate surplus notes resulting in a total capacity of $1 billion of aggregate principle amount. On that date, Golden Gate issued $75.0 million in aggregate principal amount of floating rate surplus notes, series B, due August 15, 2037 (the “Series B Notes” and together with the $800 million in aggregate principle amount of floating rate surplus notes previously issued under the Facility (the “Series A Surplus Notes”), the “Notes”) to the Company, resulting in an outstanding balance under the Facility in the aggregate principal amount of $875.0 million. Of this amount, $75.0 million is eliminated at the Company consolidated level. The Series B Notes accrue interest at the rate of LIBOR plus 30 basis points. The Notes are direct financial obligations of Golden Gate and are not guaranteed by the Company or Protective Life. As the block of business grows and ages, unless additional funding mechanisms are put into place, reserving increases will reduce our available statutory capital and surplus.  We have experienced higher borrowing costs associated with the Series A Surplus Notes. The current rate on the Series A Surplus Notes is LIBOR plus 275 basis points; the maximum rate we could be required to pay is LIBOR plus 425 basis points.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by Protective Life, had $575.0 million of non-recourse funding obligations outstanding as of September 30, 2008.  These non-recourse funding obligations mature in 2052.  We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary.  $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points.  We have experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies.  The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations.  These costs have partially been mitigated by a decrease in LIBOR during the nine months ended September 30, 2008.

On May 7, 2007, our Board of Directors extended our previously authorized $100 million share repurchase program.  The current authorization extends through May 6, 2010. During the first three months of 2008, we repurchased approximately 450,800 shares, at a total cost of approximately $17.1 million. We did not repurchase any additional shares during the months of April through September, 2008.  In light of recent credit market disruption, extraordinary events and developments affecting financial markets generally, and a specific focus on capital preservation and liquidity, we did not purchase shares of our common stock under the existing share repurchase program during the third quarter of 2008. For additional information, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.  Future activity will be dependent upon many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed.  We evaluate the financial condition of our reinsurers and monitor the concentration of credit risk arising from them.  During the three and nine months ended September 30, 2008, we ceded premiums to third-party reinsurers amounting to $366.7 million and $1.2 billion, respectively.  In addition, we had receivables from reinsurers amounting to $5.2 billion as of September 30, 2008.  We review reinsurance receivable amounts for collectability and establish appropriate bad debt reserves if deemed appropriate.

As of September 30, 2008, we reported residential mortgage-backed securities with a total market value of $57.4 million, or 0.2% of total invested assets, that were supported by collateral classified as sub-prime. $29.0 million, or 50.5%, of these securities were rated AAA.  Additionally, as of September 30, 2008, we held $655.8 million, or 2.3% of invested assets, of securities supported by collateral classified as Alt-A. While the estimated fair market values of certain of these securities have experienced significant declines, we believe that based on our current liquidity position and our operating cash flows, continuing to hold these securities until the fair value recovers will not have a material impact on our liquidity, financial condition, or cash flows.

As of September 30, 2008, we no longer held liabilities related to variable interest entities. During June 2008, we received notification of the intent to terminate the notes in existence under the trust facility. The trust was previously consolidated on our financial statements in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”). As of September 30, 2008, we no longer had a beneficial interest in the trust. The termination of the notes did not have a material impact on our liquidity, financial condition, or cash flows.

In an effort to improve our capital position, during the three months ended September 30, 2008, certain noninsurance subsidiaries loaned securities with a fair value amount of $105.7 million, including accrued interest, to the holding company (“PLC”).  PLC then transferred these securities to Protective Life Insurance Company through a capital contribution.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position.  Rating organizations also publish credit ratings for the issuers of debt security, including the Company.  Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner.  These ratings are important in the debt issuer’s overall ability to access certain types of liquidity.  The following table summarizes our significant member companies’ financial ratings from the major independent rating organizations as of November 6, 2008:

Standard &
Legal Entity	A.M. Best	Fitch	Poor’s	Moody’s

Insurance companies financial strength ratings:
Protective Life Insurance Company	A+	A+	AA	A1
West Coast Life Insurance Company	A+	A+	AA	A1
Protective Life and Annuity Insurance Company	A+	A+	AA	—
Lyndon Property Insurance Company	A-	—	—	—

Holding company ratings:
Protective Life Corporation	—	A- / BBB+ (1)	A	Baa1

(1) The default rating is A-. The BBB+ rating is related to our senior notes due at 2013, 2014, and 2018.

Our ratings are subject to review and change by the rating organizations at any time and without notice.  A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of our insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance.  A downgrade or other negative action by a ratings organization with respect to our credit rating could limit our access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require us to post collateral.

During September of 2008, Fitch Ratings (“Fitch”) revised its outlook for the U.S. life insurance sector to negative from stable. Fitch stated that this revision reflected the significant deterioration in the credit and equity markets, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.  In addition, during October of 2008, Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”) each revised their outlook for the U.S. Life Insurance sector to negative.  S&P stated that it expects to revise the ratings or outlooks on several life insurers in the next few months because of the impact of challenging macroeconomic conditions. Moody’s said it expects to take negative rating actions on life insurers that are “weakly positioned at their rating levels” and are most exposed and vulnerable to current negative trends, including rising investment losses and weakening economic conditions.

On November 5, 2008, Moody’s announced a one-step downgrade of the insurance financial strength (“IFS”) ratings of Protective Life Insurance Company and West Coast Life Insurance Company to Al from Aa3, and a one-step downgrade of the Company’s senior debt rating to Baa1 from A3. Moody’s stated that the outlook on the ratings is stable and that this rating action concludes its review of the Company that was begun on October 14, 2008. Also on November 5th, Fitch announced a one-step downgrade of its IFS ratings of Protective Life Insurance Company, West Coast Life Insurance Company and Protective Life and Annuity Insurance Company to A+ from AA-, and a one-step downgrade of the Company’s issuer default rating to A- from A and a one-step downgrade of the Company’s senior debt ratings from A- to BBB+. Fitch stated that the rating outlook is negative. The ratings downgrades announced by Moody’s and Fitch did not trigger any requirements for us to post collateral or otherwise negatively impact current obligations of the Company.

LIABILITIES

Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds.  Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of September 30, 2008, we had policy liabilities and accruals of approximately $18.1 billion.  Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.70%.

Contractual Obligations

The table below sets forth future maturities of debt, non-recourse funding obligations, subordinated debt securities, stable value products, notes payable, operating lease obligations, other property lease obligations, mortgage loan commitments, policyholder obligations, and defined benefit pension obligations.

We enter into various obligations to third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations. The most significant factor affecting our future cash flows is our ability to earn and collect cash from our customers. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates, market performance, or surrender provisions.  Many of our obligations are linked to cash-generating contracts. In addition, our operations involve significant expenditures that are not based upon commitments.  These include expenditures for income taxes and payroll.

As of September 30, 2008, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, we carried a $34.3 million liability for uncertain tax positions, including interest on unrecognized tax benefits.  These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Long-term debt(1)	$839,598	$122,611	$66,523	$301,742	$348,722
Non-recourse funding obligations(2)	4,053,189	79,392	158,783	158,783	3,656,231
Subordinated debt securities(3)	1,910,528	37,147	74,294	74,294	1,724,793
Stable value products(4)	6,893,311	2,018,350	2,682,491	1,270,322	922,148
Operating leases(5)	28,875	6,574	11,127	6,243	4,931
Home office lease(6)	93,426	3,533	6,981	7,019	75,893
Mortgage loan commitments	840,013	840,013	—	—	—
Policyholder obligations(7)	21,209,310	1,371,528	2,922,484	2,719,539	14,195,759
Defined benefit pension obligations(8)	2,326	2,326	—	—	—

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

(7)            Estimated contractual policyholder obligations are based on mortality, morbidity, and lapse assumptions comparable to our historical experience, modified for recent observed trends.  These obligations are based on current balance sheet values and include expected interest crediting, but do not incorporate an expectation of future market growth, or future deposits.  Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.  As variable separate account obligations are legally insulated from general account obligations, the variable separate account obligations will be fully funded by cash flows from variable separate account assets.  We expect to fully fund the general account obligations from cash flows from general account investments.

(8)            Estimated 2008 payments related to our unfunded excess benefit plan in 2008. Due to the significance of the assumptions used, this amount could differ from actual results.  The Company does not expect to make a contribution to the defined benefit pension plan during the fourth quarter of 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted SFAS No. 157.  This standard defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The term “fair value” as used in this document is defined in accordance with SFAS No. 157. The cumulative effect of adopting this standard resulted in an increase to January 1, 2008 retained earnings of $1.5 million and a decrease in income before income taxes of $0.4 million for the nine months ended September 30, 2008. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 10, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities.  Market price quotes may not be readily available for some positions, or for some positions within a market sector where trading activity has slowed significantly or ceased.  These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments.  As of September 30, 2008, $1.7 billion of available-for-sale and trading account assets were classified as level three fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values. As of September 30, 2008, the level three fair values of derivative assets and liabilities determined by these quantitative models were $148.1 million and $13.4 million. These amounts reflect the full fair value of the derivatives as defined in accordance with SFAS No. 157 and do not isolate the discrete value associated with the specific subjective valuation variable.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, the Company’s credit rating and other market conditions.  As of September 30, 2008, the level three fair value of these liabilities was $154.2 million. This amount reflects the full fair value of the liabilities as defined in accordance with SFAS No. 157 and does not isolate the discrete value associated with the specific subjective valuation variable.

As of September 30, 2008, we changed certain assumptions used in our methodology for determining the fair value for retained beneficial interests in commercial mortgage-backed security (“CMBS”) holdings related to our sponsored commercial mortgage loan securitizations.  Prior to September 30, 2008, we used external broker valuations to determine the fair value of these positions. These valuations were based on the cash flows of the commercial mortgages underlying the notes, as well as observable market spread assumptions for investments with similar coupons and/or characteristics based on the fair value hierarchy criteria, and non-observable assumptions and factors utilizing general market information available as of the valuation date.  During the three months ended September 30, 2008, we determined that little or no secondary market existed for CMBS holdings similar to those in our portfolio, and additionally, certain of the tranches within our holdings fell below the collapse provision levels in the underlying security agreements.  Therefore, the relevant observable inputs from CMBS sales activity could not be obtained for what we considered a supportable or appropriate calculation of fair value based on our previous methodology.

As a result of the factors noted and in accordance with the clarifying guidance issued in SFAS No. 157-3, we determined the fair value of these CMBS holdings as of September 30, 2008 using a combination of external broker valuations and an internally developed model.  This model includes inputs derived by us based on assumed discount rates relative to our current mortgage loan lending rate and an expected cash flow analysis based on a review of the commercial mortgage loans underlying the notes.  The model also contains our determined representative risk adjustment assumptions related to nonperformance and liquidity risks.  We believe that this valuation approach provides a more accurate calculation of the fair value of these securities under the fair value hierarchy guidance and given the current inactive market conditions.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

Our financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, equity price risks and issuer defaults.  We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process.  Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics.  These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk.

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

We are exposed to credit risk within our investment portfolio and through derivative counterparties.  Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios.  Derivative counterparty credit risk is measured as the amount owed to us based upon current market conditions and potential payment obligations between us and our counterparties. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties rated AA or higher.

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

We have sold credit derivatives to enhance the return on our investment portfolio.  These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments.  As of September 30, 2008, the notional amount of these credit default swaps was $55.0 million, and the swaps were in an unrealized loss position of $8.2 million, respectively.  In addition, we held a credit default swap position with a $10.0 million notional amount that was in a $1.9 million loss position, under which Lehman Brothers is the counterparty.  As a result of the ongoing disruption in the credit markets, the fair value of these derivatives is expected to fluctuate in response to changing market conditions.  We believe that the unrealized loss recorded on the $55.0 million notional of credit default swaps is not indicative of the economic value of the investment. We expect the unrealized loss to reverse over the remaining life of the credit default swap portfolio. The Lehman Brothers’ credit default swap with a $10.0 million notional in the $1.9 million loss position is not expected to reverse.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired.  The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower.  The commitment is not recognized in our financial statements until the commitment is actually funded.  The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.  As of September 30, 2008, we had outstanding mortgage loan commitments of $840.0 million at an average rate of 6.45%.

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

RECENT DEVELOPMENTS

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law.  Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of securities from financial institutions for the purpose of stabilizing the financial markets.  Under EESA and the Troubled Asset Relief Program (“TARP”) Capital Purchase Plan, the U.S. Treasury has begun making equity investments in U.S. banks.  Under EESA, Treasury has the power to expand its investments to include insurers. There are reports that the Treasury is considering such action, but the action may be limited to insurers that own or are owned by a federally-regulated bank or thrift institution.  We cannot predict whether Treasury will include insurers in its program or, if it does, the criteria it will use in selecting participants and whether participation, or lack thereof, would be viewed positively or negatively. Further, we cannot predict what other actions Treasury or other governmental and regulatory bodies may take, nor can there be any assurance as to the impact any governmental or regulatory actions will have on the financial markets, the economy or our consolidated results of operations and financial position.

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

Revised Actuarial Guideline 38 was approved by the NAIC, with an effective date of July 1, 2005.  Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”).  The changes to Actuarial Guideline 38 increased the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products.  To the extent that the additional reserves are considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment.  See Note 2, Summary of Significant Accounting Policies to the Consolidated Audited Financial Statements for information regarding a recent capital market transaction designed to fund statutory reserves required by AXXX.  The NAIC has issued additional changes to AG38 and Regulation XXX, which had the effect of modestly decreasing the reserves required for certain traditional and universal life policies that are issued on January 1, 2007, and later.  In addition, accounting and actuarial groups within the NAIC are studying whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on our statutory capital.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

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

During 2006, the NAIC made the determination that certain securities previously classified as “preferred securities” had both debt and equity characteristics and because of this, required unique reporting treatment.  Under a “short-term solution”, NAIC guidance mandated that certain of these securities may have to carry a lower rating for asset valuation reserve and risk-based capital calculations.  As a result, certain securities receive a lower rating classification for asset valuation reserve and risk-based capital calculations.  Our insurance subsidiaries currently invest in hybrid securities.  As of September 30, 2008, we (including both insurance and non-insurance subsidiaries) held approximately $1.3 billion (statutory carrying value) in securities that meet the aforementioned “notch-down” criteria, based on evaluation of the underlying characteristics of the securities.  The NAIC has since established a long-term solution, which effective January 1, 2009, provides for the classification of these hybrid securities as debt securities.

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

In connection with our discontinued Lender’s Indemnity product, we have discovered facts and circumstances that support allegations against third parties (including policyholders and the administrator of the associated loan program), and we have instituted litigation to establish the rights and liabilities of various parties.  A counterclaim in the litigation and separate related lawsuits have been filed by various parties (including the Chapter 11 Plan trustee) seeking to assert liability against us for various matters.  Claims that have been asserted against us in this litigation include alleged contractual claims, bad faith, claims with respect to policies for which premiums were not received by us, and recoupment based on a fraudulent transfer theory; we are vigorously defending these claims.  In addition, we are defending an arbitration claim by the reinsurer of this Lender’s Indemnity product.  The reinsurer asserts that it is entitled to a return of most of the Lender’s Indemnity claims that were paid on behalf of us by the administrator, claiming that the claims were not properly payable under the terms of the policies.  The reinsurer was under common ownership with the program administrator, and we are vigorously defending this arbitration.  Although we cannot predict the outcome of any litigation or arbitration, we do not believe that the outcome of these matters will have a material impact on our financial condition or results of operations.

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

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Summary” and “Liquidity and Capital Resources”, and Part II, Item 1A, Risk Factors, and Item 6, Exhibit 99, of this Report for market risk disclosures in light of the current difficult conditions in the financial and credit markets, and the economy generally.

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

(b)          Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.  The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.     Risk Factors

The operating results of companies in the insurance industry have historically been subject to significant fluctuations.  The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the risks and uncertainties.  In addition to the factors listed in the following paragraphs within this section and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition, or future results of operations.

A ratings downgrade or other negative action by a ratings organization could adversely affect the Company.

Various Nationally Recognized Statistical Rating Organizations (“Rating organizations”) review the financial performance and condition of insurers, including the Company’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations.  These ratings are important to maintaining public confidence in the Company’s products, its ability to market its products and its competitive position.  A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company’s insurance subsidiaries could adversely affect the Company in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive; and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price on reasonable terms or at all.  A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries or both being required to collateralize reserves, balances or obligations under reinsurance, funding, swap and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of funding and swap agreements.

Rating organizations also publish credit ratings for the Company.  Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner.  These ratings are important in the Company’s overall ability to access certain types of liquidity.  Downgrades in the Company’s credit rating could have a material adverse effect on the Company’s financial condition and results of operations in many ways, including the following: adversely limiting the Company’s access to capital markets, potentially increasing the cost of debt and requiring the Company to post collateral.

Rating organizations assign ratings based upon several factors.  While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions and circumstances outside the rated company’s control.  In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models.  Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company.  The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations, which could adversely affect the Company.

The Company may be required to establish a valuation allowance against its deferred tax assets, which could materially adversely affect the Company’s results of operations, financial condition and capital position.

Deferred tax assets refer to assets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains.  If it is determined that the deferred tax assets cannot be realized a deferred tax valuation allowance must be established.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, and, therefore, the Company did not record a valuation allowance against its deferred tax assets as of September 30, 2008. If future events differ from the Company’s current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on the Company’s results of operations, financial condition and capital position.

The Company’s investments are subject to market and credit risks.  These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.

The Company’s invested assets and derivative financial instruments are subject to customary risks of credit defaults and changes in market values.  These risks could be heightened during periods of extreme volatility or disruption in the financial and credit markets.  A widening of credit spreads will increase the unrealized losses in the Company’s investment portfolio.  The factors affecting the financial and credit markets could lead to other-than-temporary impairments of assets in the Company’s investment portfolio.

The value of the Company’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties that the Company has financed.  Factors that may affect the overall default rate on, and market value of, the Company’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, and general economic conditions as well as particular circumstances affecting the businesses of individual borrowers and tenants.

Significant continued financial and credit market volatility, changes in interest rates and credit spreads, credit defaults, market illiquidity, declines in equity prices, and declines in general economic conditions, either alone or in combination, could have a material adverse impact on the Company’s results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized loss positions.  In addition, market volatility can make it difficult for the Company to value certain of its assets, especially if trading becomes less frequent.  Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on the Company’s results of operations or financial condition.

Credit market volatility or disruption could adversely impact the Company’s financial condition or results from operations.

The Company’s statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities on its fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, the Company is required to use current crediting rates in the U.S. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as those the Company is now experiencing, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S., the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

Disruption of the capital and credit markets could negatively affect the Company’s ability to meet its liquidity needs.

The Company needs liquidity to meet its obligations to its policyholders and its debt holders, and to pay its operating expenses.  The Company’s sources of liquidity include insurance premiums, annuity considerations, deposit funds, cash flow from investments and assets, and other income from its operations.  In normal credit and capital market conditions, the Company’s sources of liquidity also include a variety of short and long-term borrowing arrangements, including issuing debt securities, as well as raising capital by issuing a variety of equity securities.

When the credit and capital markets are disrupted as they have been recently, the Company may not be able to borrow or raise equity capital, or the cost of borrowing or raising equity capital may be prohibitively high.  If the Company’s internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able to borrow or raise capital, or from having to do so on unfavorable terms.  The negative effects could include being forced to sell assets at a loss, a lowering of the Company’s credit ratings and the financial strength ratings of its insurance subsidiaries, and the possibility that customers, lenders, shareholders, ratings agencies or regulators develop a negative perception of the Company’s financial prospects, which could lead to further adverse effects on the Company.

Difficult conditions in the economy generally could adversely affect the Company’s business and results from operations.

A general economic slowdown could adversely affect the Company in the form of consumer behavior and pressure on the Company’s investment portfolios.   Consumer behavior could include decreased demand for the Company’s products and elevated levels of policy lapses, policy loans, withdrawals and surrenders.  The Company’s investment and mortgage loan portfolios could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in the Company’s investment portfolio and the Company’s commercial mortgage loan borrowers and their tenants.

There can be no assurance that the actions of the U.S. Government or other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law.  Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of securities from financial institutions for the purpose of stabilizing the financial markets.  Under EESA and the Troubled Asset Relief Program (“TARP”) Capital Purchase Plan, the U.S. Treasury has begun making equity investments in U.S. banks.  Under EESA, Treasury has the power to expand its investments to include insurers, and there are reports that the Treasury is considering such action.  There are media reports that Treasury may require any participating insurance company to be operated by either a federally regulated financial institution holding company or a savings and loan holding company, which the Company is not.  Treasury is addressing an unprecedented situation and, as a result, the situation is fluid and subject to change.  Assuming that Treasury makes capital investments in insurers, an investment by Treasury could be perceived as a signal of confidence that an insurance firm will survive the current difficult financial market conditions, where the failure to receive an investment could be perceived as a negative signal to customers, investors, regulators and others and could serve to destabilize the insurer.  The Company cannot predict what actions Treasury or other governmental and regulatory bodies may take, nor can there be any assurance as to what impact any governmental or regulatory actions will have on the financial markets, the economy or the Company.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Issuer Purchases of Equity Securities

In May 2004, the Company announced the initiation of its $100 million share repurchase program, which commenced execution on February 12, 2008.  On May 7, 2007, the Board of Directors extended the share repurchase program through May 6, 2010.  In the first quarter of 2008, the Company purchased 450,800 shares as part of the publicly announced program, at an average price of $38.00.  There were no shares repurchased during the second or third quarter of 2008.  The approximate value of shares that may yet be purchased under the program is $82.9 million.

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

PROTECTIVE LIFE CORPORATION

Date: November 6, 2008	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer