Form 10-Q
period 2009-03-31
PROTECTIVE LIFE CORP
filed 2009-05-07
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number 001-11339

Protective Life Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-2492236
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2801 Highway 280 South

Birmingham, Alabama 35223

(Address of principal executive offices and zip code)

(205) 268-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐          No ☒

Number of shares of Common Stock, $0.50 Par Value, outstanding as of May 5, 2009: 70,025,220

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2009

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended March 31,
	2009	2008
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$659,152	$662,404
Reinsurance ceded	(358,299)	(371,072)
Net of reinsurance ceded	300,853	291,332
Net investment income	421,685	408,465
Realized investment gains (losses):
Derivative financial instruments	92,433	(1,657)
All other investments	(41,843)	(28,045)
Other-than-temporary impairment losses	(117,314)	—
Portion of loss recognized in other comprehensive income (before taxes)	27,488	—
Net impairment losses recognized in earnings	(89,826)	—
Other income	38,663	45,509
Total revenues	721,965	715,604
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2009 - $334,694; 2008 - $371,733)	504,359	494,676
Amortization of deferred policy acquisition costs and value of business acquired	113,648	68,370
Other operating expenses, net of reinsurance ceded: (three months: 2009 - $55,065; 2008 - $52,378)	71,802	98,969
Total benefits and expenses	689,809	662,015
Income before income tax	32,156	53,589
Income tax expense	10,021	17,707
Net income	$22,135	$35,882

Net income per share - basic	$0.31	$0.50
Net income per share - diluted	$0.31	$0.50
Cash dividends paid per share	$0.12	$0.225

Average share outstanding - basic	70,850,571	71,080,703
Average share outstanding - diluted	71,392,134	71,453,824

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2009	2008
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at fair market value (amortized cost: 2009 - $22,602,876; 2008 - $23,091,708)	$19,571,798	$20,098,980
Equity securities, at fair market value (cost: 2009 - $335,370; 2008 - $358,159)	268,211	302,132
Mortgage loans	3,858,573	3,848,288
Investment real estate, net of accumulated depreciation (2009 - $494; 2008 - $453)	14,769	14,810
Policy loans	800,617	810,933
Other long-term investments	451,847	432,137
Short-term investments	845,558	1,059,506
Total investments	25,811,373	26,566,786
Cash	180,648	149,358
Accrued investment income	286,363	287,543
Accounts and premiums receivable, net of allowance for uncollectible amounts (2009 - $5,399; 2008 - $5,177)	59,867	55,017
Reinsurance receivables	5,273,817	5,254,788
Deferred policy acquisition costs and value of business acquired	4,243,218	4,200,321
Goodwill	120,179	120,954
Property and equipment, net of accumulated depreciation (2009 - $119,899; 2008 - $117,948)	37,795	39,707
Other assets	174,777	174,035
Income tax receivable	81,012	73,457
Deferred income tax	359,098	380,069
Assets related to separate accounts
Variable annuity	1,907,272	2,027,470
Variable universal life	224,824	242,944
Total Assets	$38,760,243	$39,572,449
Liabilities
Policy liabilities and accruals	$18,348,202	$18,260,379
Stable value product account balances	4,360,658	4,960,405
Annuity account balances	9,316,791	9,357,427
Other policyholders’ funds	443,173	421,313
Other liabilities	719,550	926,821
Non-recourse funding obligations	1,375,000	1,375,000
Long-term debt	756,852	714,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	1,907,272	2,027,470
Variable universal life	224,824	242,944
Total liabilities	37,977,065	38,811,354
Commitments and contingencies - Note 4
Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2009 and 2008 - 160,000,000 shares issued: 2009 and 2008 - 73,251,960	36,626	36,626
Additional paid-in-capital	449,009	448,481
Treasury stock, at cost (2009 - 3,265,531 shares; 2008 - 3,346,153 shares)	(26,490)	(26,978)
Unallocated stock in Employee Stock Ownership Plan (2009 - 0 shares ; 2008 - 128,995 shares)	—	(474)
Retained earnings	1,984,237	1,970,496
Accumulated other comprehensive income (loss):
Net unrealized (losses) on investments, net of income tax: (2009 - $(858,117); 2008 - $(863,520))	(1,564,310)	(1,575,028)
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2009 - $(9,621); 2008 - $0)	(17,867)	—
Accumulated (loss) - hedging, net of income tax: (2009 - $(18,384); 2008 - $(25,980))	(33,090)	(46,762)
Postretirement benefits liability adjustment, net of income tax: (2009 - $(24,197); 2008 - $(24,374))	(44,937)	(45,266)
Total shareowners’ equity	783,178	761,095
Total liabilities and shareowners’ equity	$38,760,243	$39,572,449

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The
	Three Months Ended
	March 31,
	2009	2008
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$22,135	$35,882
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses	39,236	29,702
Amortization of deferred policy acquisition costs and value of business acquired	113,648	68,370
Capitalization of deferred policy acquisition costs	(119,554)	(85,095)
Depreciation expense	2,438	2,725
Deferred income tax	9,369	20,718
Accrued income tax	(7,799)	16,840
Interest credited to universal life and investment products	253,017	253,950
Policy fees assessed on universal life and investment products	(150,170)	(135,022)
Change in reinsurance receivables	(19,029)	(198,141)
Change in accrued investment income and other receivables	(3,670)	(20,312)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	77,546	212,649
Trading securities:
Maturities and principal reductions of investments	121,410	168,838
Sale of investments	282,938	441,775
Cost of investments acquired	(260,714)	(440,279)
Other net change in trading securities	(31,031)	(69,855)
Change in other liabilities	(110,248)	(13,271)
Other, net	(11,654)	(90,009)
Net cash provided by operating activities	207,868	199,465
Cash flows from investing activities
Investments available-for-sale:
Maturities and principal reductions of investments	705,861	558,165
Sale of investments	188,431	1,372,938
Cost of investments acquired	(634,967)	(2,578,904)
Mortgage loans:
New borrowings	(106,445)	(178,922)
Repayments	94,507	85,723
Change in investment real estate, net	171	40
Change in policy loans, net	10,316	5,173
Change in other long-term investments, net	3,639	(7,324)
Change in short-term investments, net	227,288	140,151
Purchase of property and equipment	(240)	(2,403)
Sales of property and equipment	—	379
Net cash provided by (used in) investing activities	488,561	(604,984)
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	42,000	20,000
Dividends to shareowners	(8,392)	(15,780)
Investments product deposits and change in universal life deposits	626,159	1,398,113
Investment product withdrawals	(1,337,254)	(1,011,830)
Other financing activities, net	12,348	(13,203)
Net cash (used in) provided by financing activities	(665,139)	377,300
Change in cash	31,290	(28,219)
Cash at beginning of period	149,358	146,152
Cash at end of period	$180,648	$117,933

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting Pronouncements Recently Adopted

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”). In December of 2007, the FASB issued SFAS No. 141(R).  This Statement is a revision to the original Statement and continues the movement toward a greater use of fair values in financial reporting. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods.  Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. SFAS No. 141(R) will also impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement did not have an impact to the Company’s consolidated results of operations or financial position.  The Company will apply this Statement to all future business combinations.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  In December of 2007, the FASB issued SFAS No. 160.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). The adoption of this Statement did not have an impact on the Company’s consolidated results of operations or financial position.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  In March of 2008, the FASB issued SFAS No. 161.  This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This Statement is effective for fiscal years and interim periods beginning after November 15, 2008.  This Statement does not require any changes to current accounting.  The Company adopted this Statement on January 1, 2009.

FASB Staff Position (“FSP”) FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”).  In February of 2008, the FASB issued FSP FAS No. 140-3 to provide guidance on accounting for a transfer of a financial asset and a repurchase financing, which is not directly addressed by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). This FSP is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The FSP became effective for the Company on January 1, 2009. The Company will apply this FSP to all future transfers of financial assets and repurchase financing transactions.

FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”).  In April of 2008, the FASB issued FSP FAS No. 142-3 to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other guidance under U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The FSP became effective for the Company on January 1, 2009.  The adoption of this FSP did not have a significant impact on the Company’s consolidated results of operations or financial position.

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  In May of 2008, the FASB issued SFAS No. 162. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”). This Statement became effective on November 17, 2008.  The adoption of this Statement did not have an impact on the Company’s consolidated results of operations or financial position.

FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS No. 163”).  In May of 2008, the FASB issued SFAS No. 163. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts. This Statement does not apply to financial guarantee insurance contracts that would be within the scope of SFAS No. 133. This Statement is effective for fiscal years and interim periods beginning after December 15, 2008. The standard became effective for the Company on January 1, 2009. The adoption of this Statement did not have an impact on the Company’s consolidated results of operations or financial position.

FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF Issue No. 03-6-1”). In June of 2008, the FASB issued FSP EITF Issue No. 03-6-1. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  The FSP became effective for financial statements issued for fiscal years and interim periods beginning January 1, 2009.  All prior period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The adoption of this FSP did not have an impact on the Company’s consolidated results of operations or financial position.

FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”)  In April of 2009, the FASB issued FSP FAS No. 157-4 to provide additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company has elected to early adopt the FSP. Early adoption of the FSP did not have a significant impact on the Company’s consolidated results of operations or financial position.

FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”)  In April of 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  This FSP addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This FSP also requires increased and timelier disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has elected to early adopt the FSP and recorded total other-than-temporary impairments during the three months ended March 31, 2009 of approximately $117.3 million with $27.5 million of this amount recorded in other comprehensive income.  The impact of recording a portion of the other-than-temporary impairments in other comprehensive income resulted in an increase in net income of $17.9 million or $0.25 per share for the three months ended March 31, 2009.  The adoption of the FSP did not require a cumulative effect adjustment to retained earnings at January 1, 2009 since all other-than-temporary impairments recorded by the Company in prior periods were credit related losses.

Accounting Pronouncements Not Yet Adopted

FASB Statement No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“SFAS No. 132(R)-1”).  In December of 2008, the FASB issued SFAS No. 132(R)-1. This Statement does not require any changes to current accounting. It requires additional disclosures related to Postretirement Benefit Plan Assets. This Statement will provide users of financial statements with an understanding of: 1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, 2) the major categories of plan assets, 3) the inputs and valuation techniques used to measure the fair value of plan assets, 4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and 5) significant concentrations of risk within plan assets. The disclosure requirements will be effective for the Company for the period ending December 31, 2009. The Company does not expect this Statement to have an impact on its consolidated results of operations or financial position.

FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”)  In April of 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1 to address concerns for more transparent and timely information in financial reporting by requiring quarterly disclosures about fair value of financial instruments. The guidance relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. The FSP requires qualitative and quantitative information about fair value estimates for all financial instruments not measured at fair value. This FSP is effective for interim and annual reporting reports periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect this FSP to have a significant impact on its consolidated results of operations or financial position.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s 2008 Form 10-K Annual Report. There were no significant changes to the Company’s accounting policies during the three months ended March 31, 2009 other than those related to credit losses and the adoption of FSP FAS No. 115-2 and FAS No. 124-2 as discussed in Note 2, Investment Operations, and the following:

Guaranteed minimum withdrawal benefits - We establish liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on our variable annuity products. The GMWB is valued in accordance with SFAS No. 133 which utilizes the valuation technique prescribed by SFAS No. 157, which requires the liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.  In the first quarter of 2009, the assumption for long term volatility used for projection purposes was updated to reflect recent market conditions. The liability calculation was changed to reflect a rate increase for all GMWB policyholders.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year.  Such reclassifications had no effect on previously reported net income or shareowners’ equity.

2.                                      INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments for the three months ended March 31, are summarized as follows:

2009
(Dollars In Thousands)
Fixed maturities	$5,553
Equity securities	—
Impairments	(89,826)
Mark-to-market Modco trading portfolio	(45,878)
Mortgage loans and other investments	(1,518)
$(131,669)

For the three months ended March 31, 2009, gross gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $5.6 million.

The amortized cost and estimated market value of the Company’s investments classified as available-for-sale as of March 31, 2009 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Market Value
	(Dollars In Thousands)
2009
Fixed maturities:
Bonds
Residental mortgage-backed securities	$4,643,180	$34,057	$(654,106)	$4,023,131
Commercial mortgage-backed securities	1,088,367	25,381	(104,122)	1,009,626
Asset-backed securities	1,232,330	682	(116,437)	1,116,575
United States Government and authorities	71,197	2,122	(2,081)	71,238
States, municipalities, and political subdivisions	28,644	1,655	(141)	30,158
Convertibles and bonds with warrants	88	—	(66)	22
All other corporate bonds	12,481,810	51,147	(2,269,152)	10,263,805
Redeemable preferred stocks	36	—	(36)	—
	19,545,652	115,044	(3,146,141)	16,514,555
Equity securities	333,495	3,124	(70,284)	266,335
Short-term investments	720,141	—	—	720,141
	$20,599,288	$118,168	$(3,216,425)	$17,501,031

As of March 31, 2009, the Company had an additional $3.1 billion of fixed maturities, $1.9 million of equity securities, and $125.4 million of short-term investments classified as trading securities.

The amortized cost and estimated market value of available-for-sale fixed maturities as of March 31, 2009, by expected maturity, are shown as follows. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

	Estimated	Estimated
	Amortized	Fair Market
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$1,201,430	$1,164,451
Due after one year through five years	5,616,487	4,874,749
Due after five years through ten years	3,750,102	3,344,378
Due after ten years	8,977,633	7,130,977
	$19,545,652	$16,514,555

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the Company’s intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted estimated future cash flows and the fair value of the securities is recognized in other comprehensive income as a non-credit loss. When calculating the post impairment cost for residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities, the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate future cash flows. To calculate the post impairment cost, the estimated future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the three months ended March 31, 2009, the Company recorded other-than-temporary impairments of investments of $117.3 million, of which $89.8 million was recorded in earnings and $27.5 million was recorded in other comprehensive income (loss). Other-than-temporary impairments were $19.4 million and $97.9 million for securities related to equity securities and debt securities. Other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $67.5 million, with $40.0 million of credit losses recorded on debt securities in earnings, and $27.5 million of non-credit losses recorded in other comprehensive income (loss).  Other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell were $30.4 million and were recorded in earnings.

The following chart is a rollforward of credit losses for the three months ended March 31, 2009, on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

Credit Losses
(Dollars In Thousands)
Beginning balance	$—
Additions for newly impaired securities	40,014
Ending balance	$40,014

The following table includes the Company’s investments’ gross unrealized losses and fair value that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$610,870	$(153,913)	$2,592,909	$(500,193)	$3,203,779	$(654,106)
Commercial mortgage-backed securities	200,706	(36,092)	659,533	(68,030)	860,239	(104,122)
Asset-backed securities	456,163	(32,478)	635,564	(83,959)	1,091,727	(116,437)
US government	16,638	(2,081)	—	—	16,638	(2,081)
States, municipalities, etc.	57	(1)	872	(140)	929	(141)
Convertibles bonds	—	—	22	(66)	22	(66)
Other corporate bonds	4,815,656	(895,419)	3,477,634	(1,373,769)	8,293,290	(2,269,188)
Equities	80,353	(41,254)	50,381	(29,030)	130,734	(70,284)
	$6,180,443	$(1,161,238)	$7,416,915	$(2,055,187)	$13,597,358	$(3,216,425)

For commercial mortgage-backed securities in an unrealized loss position for greater than 12 months, $66.7 million of the total $2.1 billion unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. These losses relate primarily to market illiquidity as opposed to underlying credit concerns. Factors such as credit enhancements within the deal structures and the underlying collateral performance and characteristics support the recoverability of the investments. The other corporate bonds category has gross unrealized losses greater than 12 months of $1.4 billion as of March 31, 2009. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery. The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold equity investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities.

As of March 31, 2009, the Company had bonds which were rated below investment grade of $1.4 billion, and had an amortized cost of $2.2 billion. Not included in these below investment grade bonds as of March 31, 2009, are $117.9 million of securities in the Company’s trading securities portfolio. As of March 31, 2009, approximately $30.7 million of the bonds rated below investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $478.9 million of the below investment grade bonds are not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale, for the three months ended March 31, is summarized as follows:

2009
(Dollars In Thousands)
Fixed maturities	$(24,266)
Equity securities	(7,260)

3.                                      NON-RECOURSE FUNDING OBLIGATIONS

Non-recourse funding obligations outstanding as of March 31, 2009, on a consolidated basis, listed by issuer, are reflected in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company	$800,000	2037	3.28%
Golden Gate II Captive Insurance Company	575,000	2052	1.68%
Total	$1,375,000

4.                                      COMMITMENTS AND CONTINGENCIES

The Company is contingently liable to obtain a $20 million letter of credit under indemnity agreements with directors. Such agreements provide insurance protection in excess of the directors’ and officers’ liability insurance in-force at the time up to $20 million.  Should certain events occur constituting a change in control, the Company must obtain the letter of credit upon which directors may draw for defense or settlement of any claim relating to performance of their duties as directors. The Company has similar agreements with certain of its officers providing up to $10 million in indemnification that are not secured by the obligation to obtain a letter of credit. These obligations are in addition to the customary obligation to indemnify officers and directors contained in the Company’s bylaws.

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

5.                                      STOCK-BASED COMPENSATION

Performance shares awarded during the three months ended March 31, 2009 and 2008, and the estimated fair value of the awards at grant date are as follows:

Year	Performance	Estimated
Awarded	Shares	Fair Value
(Dollars In Thousands, Except Share Amounts)
2009	—	$—
2008	75,900	$2,900

The criteria for payment of performance awards is based primarily upon a comparison of the Company’s average return on average equity (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if the Company’s results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if the Company’s results are below the 40th percentile of the comparison group, no portion of the award is earned. If the Company’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of the Company’s Common Stock.  As noted in the table above, no awards were granted in the first quarter of 2009.

Between 1996 and 2009, stock appreciation rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s Common Stock. The SARs are exercisable either in three, four, or five equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price for the three months ended March 31, 2009 is as follows:

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2008	$33.33	1,559,573
SARs granted	3.50	910,829
SARs exercised / forfeited	39.53	(5,200)
Balance as of March 31, 2009	$22.30	2,465,202

The SARs issued during the three months ended March 31, 2009 had an estimated fair value at grant date of $0.9 million. The fair value was estimated using a Black-Scholes option pricing model. Assumptions used in the model for the SARs granted (the simplified method under SAB 107 was used for these awards) were as follows:  expected volatility of 68.5%, risk-free interest rate of 2.7%, a dividend rate of 10.3%, a 0% forfeiture rate, and the expected exercise date was 2015.  The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s Common Stock and the market value at the exercise date for each SAR.

Additionally, the Company issued 572,200 restricted stock units at a fair value of $3.50 per unit during the three months ended March 31, 2009.  These awards have a total fair value of $2.0 million.  Approximately half of these restricted stock units vest in 2012 and the remainder vest in 2013.

6.                                      DEFINED BENEFIT PENSION PLAN AND UNFUNDED EXCESS BENEFITS PLAN

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	For The
	Three Months Ended
	March 31,
	2009	2008
	(Dollars In Thousands)
Service cost – Benefits earned during the period	$1,889	$2,907
Interest cost on projected benefit obligation	2,395	3,125
Expected return on plan assets	(2,531)	(3,469)
Amortization of prior service cost	(98)	66
Amortization of actuarial losses	568	1,009
Net periodic benefit cost	$2,223	$3,638

The Company has not yet determined the aggregate amount, if any, that it will contribute to its defined benefit pension plan during 2009.  As of March 31, 2009, no contributions had been made to the defined benefit pension plan. However, during April of 2009, the Company contributed $2.0 million to the defined benefit pension plan.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, the Company provides a prescription drug benefit.  The cost of these plans for the three months ended March 31, 2009 and 2008 was immaterial to the Company’s financial statements.

7.                                      EARNINGS PER SHARE

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The
	Three Months Ended
	March 31,
	2009	2008
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income	$22,135	$35,882

Average shares issued and outstanding	69,941,246	70,100,334
Issuable under various deferred compensation plans	909,325	980,369
Weighted shares outstanding - Basic	70,850,571	71,080,703

Per share:
Basic earnings per share	$0.31	$0.50

Calculation of diluted earnings per share:
Net income	$22,135	$35,882

Weighted shares outstanding - Basic	70,850,571	71,080,703
Stock appreciation rights (“SARs”)(a)	218,685	178,618
Issuable under various other stock-based compensation plans	322,878	194,503
Weighted shares outstanding - Diluted	71,392,134	71,453,824

Per share:
Diluted earnings per share	$0.31	$0.50

(a) Excludes 1,554,373 and 717,845 SARs as of March 31, 2009 and 2008, respectively, that are antidilutive.  In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares oustanding for applicable periods.

8.                                      COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	For The
	Three Months Ended
	March 31,
	2009	2008
	(Dollars In Thousands)
Net income	$22,135	$35,882
Change in net unrealized (losses) gains on investments, net of income tax: (three months: 2009 - $(24,446); 2008 - $(155,582))	(43,705)	(282,781)
Change in net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2009 - $(9,621); 2008 - $0)	(17,867)	—
Change in accumulated gain (loss)-hedging, net of income tax: (three months: 2009 - $7,859; 2008 - $(5,945))	14,392	(10,708)
Minimum pension liability adjustment, net of income tax: (three months: 2009 - $177; 2008 - $156)	329	316
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2009 - $29,849; 2008 - $(3,031))	54,423	(5,510)
Reclassification adjustment for hedging amounts included in net income, net of income tax: (three months: 2009 - $(263); 2008 - $(263)	(720)	(736)
Comprehensive income (loss)	$28,987	$(263,537)

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

•                  The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Policies acquired through the Acquisition segment are “closed” blocks of business (no new policies are being marketed). Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

•                  The Annuities segment manufactures, sells, and supports fixed and variable annuity products.  These products are primarily sold through broker-dealers, financial institutions and independent agents and brokers.

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

•                  The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles.  In addition, the segment markets a guaranteed asset protection (“GAP”) product.

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

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income and assets. Segment operating income (loss) is income (loss) before income tax excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs (“DAC”)/value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income (loss). Segment operating income (loss) represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

There were no significant intersegment transactions.

The following tables summarize financial information for the Company’s segments.  Asset adjustments represent the inclusion of assets related to discontinued operations:

	For The
	Three Months Ended
	March 31,
	2009	2008
	(Dollars In Thousands)
Revenues
Life Marketing	$281,851	$260,919
Acquisitions	199,234	205,635
Annuities	129,945	82,260
Stable Value Products	66,564	83,794
Asset Protection	66,855	72,933
Corporate and Other	(22,484)	10,063
Total revenues	$721,965	$715,604
Segment Operating Income (Loss)
Life Marketing	$42,510	$46,449
Acquisitions	33,621	33,576
Annuities	(575)	2,489
Stable Value Products	20,207	16,216
Asset Protection	6,280	9,852
Corporate and Other	(9,247)	(29,973)
Total segment operating income	92,796	78,609
Realized investment (losses) gains - investments(1)	(131,747)	(29,119)
Realized investment (losses) gains - derivatives(2)	71,107	4,099
Income tax expense	(10,021)	(17,707)
Net income	$22,135	$35,882

(1) Realized investment losses - investments	$(131,669)	$(28,045)
Less: related amortization of DAC	78	1,074
	$(131,747)	$(29,119)

(2) Realized investment gains (losses) - derivatives	$92,433	$(1,657)
Less: settlements on certain interest rate swaps	2,238	484
Less: derivative activity related to certain annuities	19,088	(6,240)
	$71,107	$4,099

	Operating Segment Assets
	As of March 31, 2009
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$7,986,042	$9,286,615	$7,592,521	$4,346,002
Deferred policy acquisition costs and value of business acquired	2,626,365	965,928	515,942	14,656
Goodwill	10,192	47,234	—	—
Total assets	$10,622,599	$10,299,777	$8,108,463	$4,360,658

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$794,546	$4,364,152	$26,968	$34,396,846
Deferred policy acquisition costs and value of business acquired	108,692	11,635	—	4,243,218
Goodwill	62,670	83	—	120,179
Total assets	$965,908	$4,375,870	$26,968	$38,760,243

	Operating Segment Assets
	As of December 31, 2008
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$7,874,075	$9,572,548	$7,530,551	$4,944,830
Deferred policy acquisition costs and value of business acquired	2,580,806	956,436	528,310	15,575
Goodwill	10,192	48,009	—	—
Total assets	$10,465,073	$10,576,993	$8,058,861	$4,960,405

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$878,280	$4,424,754	$26,136	$35,251,174
Deferred policy acquisition costs and value of business acquired	114,615	4,579	—	4,200,321
Goodwill	62,670	83	—	120,954
Total assets	$1,055,565	$4,429,416	$26,136	$39,572,449

10.                               GOODWILL

During the three months ended March 31, 2009, the Company decreased its goodwill balance by approximately $0.8 million.  The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during the first quarter of 2009 on the portion of tax goodwill in excess of GAAP basis goodwill. As of March 31, 2009, the Company had an aggregate goodwill balance of $120.2 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business.  Goodwill is tested for impairment at least annually.  The Company evaluates the carrying value of goodwill at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  The Company utilizes a fair value measurement (discounted cash flow analysis) based on the applied guidance from SFAS No. 157 to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. As of December 31, 2008, the Company evaluated its goodwill and determined that the fair value had not decreased below the carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

In addition, in light of the decrease in the Company’s market capitalization (“market cap”) during the second half of 2008 and continuing into 2009, the Company reviewed the underlying factors causing the market cap decrease to determine if the market cap fluctuation would be indicative of an additional factor to consider in its goodwill impairment testing, as such a decline in the market cap or market value of an entity’s securities may or may not be indicative of a triggering event which could require the Company to perform an interim or event-driven impairment analysis.

The Company’s material goodwill balances are attributable to its business segments. As previously noted, the Company’s operating segments’ discounted cash flows supported the goodwill balance as of December 31, 2008. In the Company’s view, the reduction in market cap is primarily attributable to illiquidity of credit markets and capital markets, concern related to its investment portfolio’s unrealized loss positions, impairments recognized during 2008, and an overall fear of the capital levels and potential economic impacts to financial services companies.  These factors primarily impact the Company at a corporate level, and largely within the Corporate and Other segment.  The Company monitors the aggregate fair value of its reporting units as a comparison to its overall market capitalization.  The Company believes the factors that led to the decline in market cap primarily impacted it at a corporate level, and largely within the Corporate and Other segment, which does not carry a material balance of goodwill, as opposed to impacting the prescribed and inherent fair values of the Company’s other operating segments and reporting units.  As a result, in the Company’s view, the decrease in its market cap does not invalidate the Company’s discounted cash flow results.

11.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company determined the fair value of its financial instruments based on the fair value hierarchy established in SFAS No. 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  In the first quarter of 2009, the Company adopted the provisions of SFAS No. 157 for non-financial assets and liabilities (such as property and equipment, goodwill, and other intangible assets) that are required to be measured at fair value on a periodic basis.  The effect on the Company’s periodic fair value measurements for non-financial assets and liabilities was not material.

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

Financial assets and liabilities recorded at fair value on the Consolidated Condensed Balance Sheets are categorized as follows:

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

As a result of the adoption of SFAS No. 157, the Company recognized the following adjustment to opening retained earnings for its Equity Indexed Annuities that were previously accounted for under FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”):

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Asset-backed securities	$—	$411,178	$705,397	$1,116,575
Commerical mortgage-backed securities	—	157,906	851,721	1,009,627
Residental mortgage-backed securities	—	4,023,098	32	4,023,130
US government and authorities	54,652	16,586	—	71,238
State, municipalities and political subdivisions	—	30,066	93	30,159
Public utilities	—	—	—	—
All other corporate bonds	—	10,169,624	94,180	10,263,804
Redeemable preferred stocks	—	—	—	—
Convertible bonds with warrants	—	22	—	22
Total fixed maturity securities - available-for-sale	54,652	14,808,480	1,651,423	16,514,555
Fixed maturity securities - trading	291,168	2,727,067	39,008	3,057,243
Total fixed maturity securities	345,820	17,535,547	1,690,431	19,571,798
Equity securities	186,124	13,004	69,083	268,211
Other long-term investments (1)	16	5,151	278,916	284,083
Short-term investments	775,171	69,550	837	845,558
Total investments	1,307,131	17,623,252	2,039,267	20,969,650
Cash	180,648	—	—	180,648
Other assets	3,357	—	—	3,357
Assets related to separate acccounts
Variable annuity	1,907,272	—	—	1,907,272
Variable universal life	224,824	—	—	224,824
Total assets measured at fair value on a recurring basis	$3,623,232	$17,623,252	$2,039,267	$23,285,751

Liabilities:
Annuity account balances (2)	$—	$—	$152,826	$152,826
Other liabilities (1)	3,306	88,484	54,877	146,667
Total liabilities measured at fair value on a recurring basis	$3,306	$88,484	$207,703	$299,493

(1)  Includes certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed and asset-backed securities (3)	$—	$4,693,445	$1,538,561	$6,232,006
US government and authorities	55,672	17,151	—	72,823
State, municipalities and political subdivisions	—	29,879	93	29,972
Public utilities	—	1,667,414	—	1,667,414
All other corporate bonds	—	8,771,411	88,806	8,860,217
Redeemable preferred stocks	—	—	36	36
Convertible bonds with warrants	—	19	—	19
Total fixed maturity securities - available-for-sale	55,672	15,179,319	1,627,496	16,862,487
Fixed maturity securities - trading	375,025	2,828,823	32,645	3,236,493
Total fixed maturity securities	430,697	18,008,142	1,660,141	20,098,980
Equity securities	214,413	11,309	76,410	302,132
Other long-term investments (l)	48	5,901	256,973	262,922
Short-term investments	985,950	72,395	1,161	1,059,506
Total investments	1,631,108	18,097,747	1,994,685	21,723,540
Cash	149,358	—	—	149,358
Other assets	3,985	—	—	3,985
Assets related to separate accounts
Variable annuity	2,027,470	—	—	2,027,470
Variable universal life	242,944	—	—	242,944
Total assets measured at fair value on a recurring basis	$4,054,865	$18,097,747	$1,994,685	$24,147,297

Liabilities:
Annuity account balances (2)	$—	$—	$152,762	$152,762
Other liabilities (1)	3,179	123,006	113,311	239,496
Total liabilities measured at fair value on a recurring basis	$3,179	$123,006	$266,073	$392,258

(1)  Includes certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

(3)  Includes asset-backed securities, commercial mortgage-backed securities, and residental mortgage-backed securities.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2009, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Asset-backed securities	$682,710	$(31)	$22,961	$(243)	$—	$705,397	$—
Commercial mortgage-backed securities	855,817	—	2,079	(6,175)		851,721	—
Residential mortgage-backed securities	34	—	—	(2)		32	—
State, municipalities and political subdivisions	93	—	—	—	—	93	—
All other corporate bonds	88,842	104	937	(17,148)	21,445	94,180	—
Total fixed maturity securities - available-for-sale	1,627,496	73	25,977	(23,568)	21,445	1,651,423	—
Fixed maturity securities - trading	32,645	493	—	31,212	(25,342)	39,008	—
Total fixed maturity securities	1,660,141	566	25,977	7,644	(3,897)	1,690,431	—
Equity securities	76,411	—	231	(7,559)	—	69,083	—
Other long-term investments (1)	256,973	21,943	—	—	—	278,916	21,943
Short-term investments	1,161	—	(216)	—	(108)	837	—
Total investments	1,994,686	22,509	25,992	85	(4,005)	2,039,267	21,943
Total assets measured at fair value on a recurring basis	$1,994,686	$22,509	$25,992	$85	$(4,005)	$2,039,267	$21,943

Liabilities:
Annuity account balances (2)	$152,762	$946	$—	$(1,010)	$—	$152,826	$—
Other liabilities (1)	113,311	58,434	—		—	54,877	58,434
Total liabilities measured at fair value on a recurring basis	$266,073	$59,380	$—	$(1,010)	$—	$207,703	$58,434

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

The following table presents a reconciliation of the beginning and ending balance for fair value measurements for the three months ended March 31, 2008, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed securities (3)	$1,290,299	$—	$(188,997)	$897,634	$143,320	$2,142,256	$—
State, municipalities and political subdivisions	9,126	—	168	—	—	9,294	—
Public utilities	176,473	—	210	(151)	—	176,532	—
All other corporate bonds	2,248,703	—	(43,680)	113,763	—	2,318,786	—
Redeemable preferred stocks	36	—	—	—	—	36	—
Convertible bonds with warrants	227	—	(47)	(143)	—	37	—
Total fixed maturity securities - available-for-sale	3,724,864	—	(232,346)	1,011,103	143,320	4,646,941	—
Fixed maturity securities - trading	874,380	(11,918)	—	(136,599)	2,856	728,719	(11,862)
Total fixed maturity securities	4,599,244	(11,918)	(232,346)	874,504	146,176	5,375,660	(11,862)
Equity securities	18,135	—	(89)	(1)	1	18,046	—
Other long-term investments (1)	2,951	5,509	—	—	—	8,460	5,509
Short-term investments	66,327	—	—	—	(20,004)	46,323	—
Total investments	4,686,657	(6,409)	(232,435)	874,503	126,173	5,448,489	(6,353)
Total assets measured at fair value on a recurring basis	$4,686,657	$(6,409)	$(232,435)	$874,503	$126,173	$5,448,489	$(6,353)

Liabilities:
Annuity account balances (2)	$143,634	$(1,726)	$—	$(657)	$—	$146,017	$(1,726)
Other liabilities (1)	39,168	21,077	—	—	—	18,091	21,077
Total liabilities measured at fair value on a recurring basis	$182,802	$19,351	$—	$(657)	$—	$164,108	$19,351

(1) Represents certain freestanding and embedded derivatives

(2) Represents liabilities related to equity indexed annuities

(3) Includes asset-backed securities, commercial mortgage-backed securities, and residental mortgage-backed securities

Total realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either realized investment gains (losses) within the Consolidated Condensed Statements of Income or other comprehensive income (loss) within shareowners’ equity based on the appropriate accounting treatment for the item.

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

12.                               INCOME TAXES

There have been no material changes to the balance of unrecognized income tax benefits which impacted earnings for the three months ended March 31, 2009. The Company does not expect to have any material adjustments, within the next twelve months, to its balance of unrecognized income tax benefits in any of the tax jurisdictions in which it conducts its business operations.

In general, Accounting Principles Board Opinion No. 28, Interim Financial Reporting, requires that a company compute its interim period effective income tax rate based upon its expectation of what such rate will be at year-end. An exception is made when such a rate cannot be reasonably estimated as of the current interim period. Accordingly, it is then appropriate to compute an effective income tax rate based upon year-to-date reported net income. Due to the investment losses reported by the Company in the first quarter of 2009, and the unpredictability of additional losses and certain elements of operating income in the remaining three quarters of 2009, the Company is unable to reasonably estimate its annual income. Based on this fact and the related accounting guidance, the Company has therefore computed its effective income tax rate for the three months ended March 31, 2009 based upon its reported net income for the period.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, and therefore the Company did not record a valuation allowance against its material deferred tax assets as of March 31, 2009.

13.          DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options, and interest rate swaptions. The Company’s inflation risk management strategy involves the use of swaps that requires the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”). The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts. No foreign currency swaps remain outstanding. The Company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

The Company has sold credit default protection on liquid traded indices to enhance the return on its investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments. The credit default swaps relate to the High Yield Series 8 Index and the Investment Grade Series 9 Index and have terms to June 2014 and December 2017, respectively. Defaults within the High Yield Series 8 Index that exceeded the 25% attachment point would require the Company to perform under the credit default swaps, up to the 35% exhaustion point. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require the Company to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the credit derivatives is $55.0 million. As of March 31, 2009, the fair value of the credit derivatives was a liability of $20.5 million. As of March 31, 2009, the Company had collateral of $15.0 million posted with the counterparties to credit default swaps. The collateral is counterparty specific and is not tied to any one contract. If the credit default swaps needed to be settled immediately, the Company would need to post an additional payment of $5.5 million.

As a result of the ongoing disruption in the credit markets, the fair value of these derivatives has fluctuated in response to changing market conditions. The Company believes that the unrealized loss recorded on the $55.0 million notional of credit default swaps is not indicative of the economic value of the investment.

SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet at fair value. The Company records its derivative instruments on the balance sheet in “other long-term investments” and “other liabilities”. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses)—derivative financial instruments”.

Cash-Flow Hedges

•                  During 2004 and 2005, in connection with the issuance of inflation adjusted funding agreements, the Company entered into swaps to convert the floating CPI-linked interest rate on the contracts to a fixed rate. The Company paid a fixed rate on the swap and received a floating rate equal to the CPI change paid on the funding agreements.

•                  During 2006, the Company entered into swaps to convert CMT (“Constant Maturity Treasury”) based floating rate interest payments on funding agreements to fixed rate interest payments.

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

•                  The Company utilized S&P 500® options to mitigate the risk associated with equity indexed annuity contracts.

•                  The Company markets certain variable annuity products with a GMWB rider. Under SFAS No. 133, the GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

•                  The Company entered into credit default swaps to enhance the return on its investment portfolio.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of March 31, 2009
	Notional	Fair
	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as SFAS No. 133 hedging instruments:
Interest rate	$100,000	$2,632
Embedded derivative - Modco reinsurance treaties	2,048,169	275,596
Embedded derivative - GMWB	140,004	3,316
Other	5,172	2,539
	$2,293,345	$284,083
Other liabilities
Cash flow hedges:
Inflation	$343,526	$39,032
Interest rate	280,000	14,481
Derivatives not designated as SFAS No. 133 hedging instruments:
Credit default swaps	55,000	20,474
Interest rate	260,000	16,109
Embedded derivative - Modco reinsurance treaties	1,051,120	37,697
Embedded derivative - GMWB	382,982	16,925
Other	10,128	1,949
	$2,382,756	$146,667

Gain (Loss) on Derivatives in Cash Flow Hedging Relationships

	For The Three Months Ended
	March 31, 2009
	Realized	Benefits and	Other
	investment	settlement	comprehensive
	gains (losses)	expenses	income
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$12,674
Inflation	—	—	998

Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion):
Interest rate	$—	$(2,116)	$—
Inflation	—	(1,846)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$707	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $10.8 million out of accumulated other comprehensive income into earnings during the next twelve months.

Gain (Loss) on Derivatives Not Designated as SFAS No. 133 Hedging Instruments

Realized investment gains (losses) - derivative financial instruments

For The
Three Months Ended
March 31, 2009
(Dollars In Thousands)
Interest rate risk
Mortgage loan commitments	$2,296
Interest rate swaps	14,148
Credit risk	(4,337)
Embedded derivative - Modco reinsurance treaties	60,632
Embedded derivative - GMWB	19,801
Other	(107)
$92,433

Realized investment gains (losses) - all other investments

For The
Three Months Ended
March 31, 2009
(Dollars In Thousands)
Fixed income Modco trading portfolio(1)	$(45,878)

(1)  The Company elected to include the use of alternate disclosures for trading activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties and other factors that could affect our future results, please see Part I, Item II, Risks and Uncertainties and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

OVERVIEW

Our business

We are a holding company headquartered in Birmingham, Alabama, with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products.  Founded in 1907, Protective Life Insurance Company (“PLICO”) is our largest operating subsidiary. Unless the context otherwise requires, “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Corporation and our subsidiaries.

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

•                  Acquisitions - We focus on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies.  The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics.  Policies acquired through the Acquisition segment are “closed” blocks of business (no new policies are being marketed). Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

•                  Annuities - We manufacture, sell, and support fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions and independent agents and brokers.

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

•                  Asset Protection - We primarily market extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles. In addition, the segment markets a guaranteed asset protection (“GAP”) product.

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

EXECUTIVE SUMMARY

While current economic conditions continue to present significant challenges, we remain confident in our core operating fundamentals. These operating fundamentals allowed us to report a positive net income of $22.1 million and solid operating income in our business segments. In addition, we have implemented cost saving initiatives, started to shift our focus to products that are less capital intensive, implemented pricing initiatives, maintained a strong distribution network, and decreased sales with less attractive spread levels.

During the three months ended March 31, 2009, our pre-tax operating earnings increased $14.2 million compared to the three months ended March 31, 2008, primarily as a result of $44.3 million of favorable mark-to-market change recorded on our trading portfolio, equity indexed annuity product line and embedded derivatives compared to the prior year’s quarter, partially offset by $19.2 million of unfavorable unlocking in our variable annuity product line and reduced investment income as we continue to hold a large balance of cash and short-term investments to maintain ample liquidity.

Net income for the three months ended March 31, 2009 was $22.1 million compared to $35.9 million in the prior year’s quarter. The $13.7 million decrease was primarily the result of net realized losses of $39.2 million (including $92.4 million of gains related to derivatives, which were offset by $131.7 million of losses related to other investments) for the three months ended March 31, 2009 compared to $29.7 million (including $1.7 million related to derivatives and $28.0 million related to other investments) for the three months ended March 31, 2008, and were partially offset by the related tax effect.

Approximately $12.6 million of net realized gains and $7.7 million of net realized losses for the three months ended March 31, 2009 and 2008, respectively, related to a modified coinsurance (“Modco”) arrangement, under which the economic risks and benefits of the investments are passed to a third-party reinsurer. Excluding these realized gains and losses, we experienced net realized losses of $51.8 million and $22.0 million for the three months ended March 31, 2009 and 2008, respectively. The first quarter losses were primarily the result of $89.8 million of pre-tax credit related loss other-than-temporary impairments, which related to AbitibiBowater bonds, preferred stock holdings in Citigroup, Alt-A bonds, an IdeaArc bank loan and other mortgage-backed securities. In addition, $27.5 million of pre-tax non-credit related losses were recorded as a component of other comprehensive income. The decline in the estimated fair value of these securities resulted from factors including distressed credit markets, bankruptcy filings, circumstances leading to missed interest payments, downgrades in ratings, and interest rate changes. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments below amortized cost.

As a result of spread widening and fluctuations in interest rates during the three months ended March 31, 2009, our net unrealized loss position was $3.1 billion, prior to tax and deferred acquisition costs (“DAC”) offsets and $1.6 billion, after tax and DAC offsets. This has caused a significant decrease in our GAAP equity balance.  While we do not believe that this level of losses will be realized, we cannot be certain when or what percentage of the positions will recover. Until a material amount of these positions recover in value, our GAAP equity balance will continue to be depressed.

The effective tax rate for the three months ended March 31, 2009 was approximately 31.2% compared to a rate of 33.0% for the same period in the prior year. The effective tax rate for the first quarter of 2009 was lower than historical rates due to the relative increased percentage of favorable tax permanent differences to total income in the current quarter caused by realized losses on investment securities.

Significant financial information related to each of our segments is included in “Results of Operations”.

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

General

•                  exposure to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect our operations and results;

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

For more information about the risks, uncertainties, and other factors that could affect our future results, please see Part II, Item 1A of this report.

CRITICAL ACCOUNTING POLICIES

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements. A discussion of various critical accounting policies that have changed since issuing out Form 10-K is presented below. For a more complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

There were no significant changes to the Company’s accounting policies during the three months ended March 31, 2009 other than those related to credit losses and the adoption of FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, as discussed in Note 2, Investment Operations, and the following:

Guaranteed minimum withdrawal benefits - We establish liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on our variable annuity products. The GMWB is valued in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) which utilizes the valuation technique prescribed by FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which requires the liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In the first quarter of 2009, the assumption for long term volatility used for projection purposes was updated to reflect recent market conditions. The liability calculation was also changed to reflect a rate increase for all GMWB policyholders.

RESULTS OF OPERATIONS

In the following discussion, segment operating income (loss) is defined as income before income tax excluding net realized investment gains and losses (net of the related DAC and value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle.  Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income (loss) because the derivatives are used to mitigate risk in items affecting segment operating income (loss).  Management believes that segment operating income (loss) provides relevant and useful information to investors, as it represents the basis on which the performance of our business is internally assessed.  Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing our overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of our results of operations by highlighting the income (loss) attributable to the normal, recurring operations of our business.  However, segment operating income should not be viewed as a substitute for accounting principles generally accepted in the United States (“U.S. GAAP”) net income.  In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$42,510	$46,449	(8.5)%
Acquisitions	33,621	33,576	0.1
Annuities	(575)	2,489	n/m
Stable Value Products	20,207	16,216	24.6
Asset Protection	6,280	9,852	(36.3)
Corporate and Other	(9,247)	(29,973)	n/m
Total segment operating income	92,796	78,609	18.0
Realized investment gains (losses) - investments(1)(3)	(131,747)	(29,119)
Realized investment gains (losses) - derivatives(2)	71,107	4,099
Income tax benefit (expense)	(10,021)	(17,707)
Net income	$22,135	$35,882	(38.3)

(1) Realized investment gains (losses) - investments(3)	$(131,669)	$(28,045)
Less: related amortization of DAC	78	1,074
	$(131,747)	$(29,119)

(2) Realized investment gains (losses) - derivatives	$92,433	$(1,657)
Less: settlements on certain interest rate swaps	2,238	484
Less: derivative activity related to certain annuities	19,088	(6,240)
	$71,107	$4,099

(3) Includes other-than-temporary impairments of $89.8 million for the three months ended March 31, 2009.

For The Three Months Ended March 31, 2009 compared to The Three Months Ended March 31, 2008

Net income for the three months ended March 31, 2009 included a $14.2 million, or 18.0%, increase in segment operating income. The increase was primarily related to a $20.7 million decrease in operating losses in the Corporate and Other segment and a $4.0 million improvement in operating earnings in the Stable Value segment.  These increases were partially offset by a $3.9 million decrease in the Life Marketing segment, a $3.6 million decrease in the Asset Protection segment and a $3.1 million decrease in the Annuities segment.  Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment increased operating earnings by $18.3 million for the three months ended March 31, 2009.

We experienced net realized losses of $39.2 million for the three months ended March 31, 2009, compared to $29.7 million for the same period of 2008. The losses realized for the three months ended March 31, 2009 included $89.8 million of credit related other-than-temporary impairment charges related to AbitibiBowater bonds, Citigroup preferred stock holdings, an IdeaArc bank loan and Alt-A and prime residential mortgage-backed securities. These losses were partially offset by realized gains on portfolio activity.

•                  Life Marketing segment operating income was $42.5 million for the three months ended March 31, 2009, representing a decrease of $3.9 million, or 8.5%, from the three months ended March 31, 2008.  The decrease was primarily due to less favorable mortality, lower allocated investment income on the traditional line of business associated with statutory reserve changes and lower revenue in the marketing companies resulting from lower sales.

•                  Acquisitions segment operating income was $33.6 million and comparable to the three months ended March 31, 2008, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results on the non-Chase business, partially offset by expected runoff of the blocks of business.

•                  Annuities segment operating income decreased $3.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This change included a $17.2 million variance related to positive fair value changes, of which $5.9 million related to the equity indexed annuity product and $11.3 million related to embedded derivatives associated with the variable annuity GMWB rider.  Offsetting this favorable change, an unfavorable DAC unlocking in the variable annuity line of business reduced earnings by $19.2 million in the first quarter of 2009. In addition, unfavorable mortality in the segment’s single premium immediate annuity (“SPIA”) block reduced earnings in the first quarter of 2009 by $6.7 million, a $1.9 million unfavorable variance compared to the three months ended March 31, 2008. These decreases were partially offset by wider spreads and the continued growth of the single premium deferred annuity (“SPDA”) and market value adjusted (“MVA”) lines, which accounted for a $1.4 million and $1.7 million increase in earnings, respectively.

•                  Stable Value Products segment operating income was $20.2 million and increased $4.0 million, or 24.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in operating earnings resulted from a higher operating spread due to lower liability costs, and was partially offset by a decline in average account values. In addition, $1.5 million in other income was generated from the early retirement of funding agreements backing medium-term notes. The operating spread increased 39 basis points to 165 basis points during the three months ended March 31, 2009, compared to an operating spread of 126 basis points for the three months ended March 31, 2008.

•                  Asset Protection segment operating income was $6.3 million, representing a decrease of $3.6 million, or 36.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Earnings from core product lines decreased $3.6 million, or 35.8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Within the segment’s core product lines, service contract earnings declined $2.9 million, or 36.9%, compared to the same period in the prior year. The service contract line was unfavorably impacted by weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.7 million, or 48.7%, compared to the prior year primarily due to a $0.6 million gain on the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Earnings from other products remained consistent period to period.

•                  Corporate and Other segment operating loss improved $20.7 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to positive mark-to-market adjustments of $6.8 million on a $331.2 million portfolio of securities designated for trading, representing a $27.1 million more favorable impact than for the three months ended March 31, 2008. This increase was partially offset by lower net investment income resulting from reduced yields on a large balance of cash and short-term investments.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$375,658	$358,783	4.7%
Reinsurance ceded	(207,164)	(207,865)	(0.3)
Net premiums and policy fees	168,494	150,918	11.6
Net investment income	93,527	84,956	10.1
Other income	19,830	25,045	(20.8)
Total operating revenues	281,851	260,919	8.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	195,410	177,778	9.9
Amortization of deferred policy acquisition costs	35,728	26,923	32.7
Other operating expenses	8,203	9,769	(16.0)
Total benefits and expenses	239,341	214,470	11.6
OPERATING INCOME	42,510	46,449	(8.5)
INCOME BEFORE INCOME TAX	$42,510	$46,449	(8.5)

The following table summarizes key data for the Life Marketing segment:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$23,151	$27,008	(14.3)%
Universal life	12,819	14,663	(12.6)
Variable universal life	642	1,604	(60.0)
	$36,612	$43,275	(15.4)
Sales By Distribution Channel
Brokerage general agents	$21,464	$24,396	(12.0)
Independent agents	7,280	8,852	(17.8)
Stockbrokers / banks	7,173	8,447	(15.1)
BOLI / other	695	1,580	(56.0)
	$36,612	$43,275	(15.4)
Average Life Insurance In-force(1)
Traditional	$483,531,806	$464,731,437	4.0
Universal life	52,991,628	52,808,052	0.3
	$536,523,434	$517,539,489	3.7
Average Account Values
Universal life	$5,352,302	$5,202,790	2.9
Variable universal life	236,712	337,578	(29.9)
	$5,589,014	$5,540,368	0.9

Traditional Life Mortality Experience(2)	$546	$2,210
Universal Life Mortality Experience(2)	$1,486	$567

(1)  Amounts are not adjusted for reinsurance ceded.

(2)  Represents the estimated pre-tax earnings impact resulting from mortality variances.  We periodically review and update as appropriate our key assumptions in calculating mortality. Changes to these assumptions result in adjustments, which may increase or decrease previously reported mortality amounts.  Excludes results related to the Chase Insurance Group, which was acquired in the third quarter of 2006 and excludes results related to the bank-owned life insurance product line.

Operating expenses detail

Certain reclassifications have been made in the previously reported amounts to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported total operating expenses.  Other operating expenses for the segment were as follows:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$42,376	$53,512	(20.8)%
Renewal commissions	9,087	9,151	(0.7)
First year ceding allowances	(4,309)	(5,529)	(22.1)
Renewal ceding allowances	(51,044)	(54,134)	(5.7)
General & administrative	36,622	40,533	(9.6)
Taxes, licenses, and fees	7,301	7,063	3.4
Other operating expenses incurred	40,033	50,596	(20.9)
Less: commissions, allowances & expenses capitalized	(51,509)	(64,867)	(20.6)
Other insurance company operating expenses	(11,476)	(14,271)	(19.6)
Marketing Companies:
Commissions	14,685	20,008	(26.6)
Other operating expenses	4,994	4,032	23.9
Other marketing company operating expenses	19,679	24,040	(18.1)
Other operating expenses	$8,203	$9,769	(16.0)

For The Three Months Ended March 31, 2009 compared to The Three Months Ended March 31, 2008

Segment operating income

Operating income was $42.5 million for the three months ended March 31, 2009, representing a decrease of $3.9 million, or 8.5%, from the three months ended March 31, 2008. The decrease was primarily due to less favorable mortality, lower allocated investment income on the traditional line of business associated with statutory reserve changes and lower revenue in the marketing companies resulting from lower sales.

Operating revenues

Total revenues for the three months ended March 31, 2009 increased $20.9 million, or 8.0%, compared to the three months ended March 31, 2008. This increase was the result of higher premiums and policy fees in the segment’s traditional line and higher investment income due to increases in net in-force reserves, and was partially offset by lower other income due to lower sales in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $17.6 million, or 11.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an increase in retention levels on certain traditional life products. Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later). In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results. Our maximum retention level for newly issued universal life products is generally $1,000,000.  During 2008, we increased our retention limit to $2,000,000 on certain of our traditional and universal life products.

Net investment income

Net investment income in the segment increased $8.6 million, or 10.1%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase reflects the growth related to universal life liabilities. A change in certain traditional products’ statutory reserving methods in the fourth quarter of 2008 reduced allocated investment income by approximately $2.2 million in the first quarter of 2009.

Other income

Other income decreased $5.2 million, or 20.8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease relates primarily to lower broker-dealer revenues compared to 2008 levels due to current negative market conditions.

Benefits and settlement expenses

Benefits and settlement expenses increased by $17.6 million, or 9.9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values. The estimated mortality impact to earnings, related to traditional and universal life products, for the three months ended March 31, 2009 was favorable by $2.0 million, and was approximately $0.7 million less favorable than the estimated mortality impact on earnings for the three months ended March 31, 2008.

Amortization of DAC

DAC amortization increased $8.8 million, or 32.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase primarily relates to growth in retained life insurance in-force compared to 2008. We periodically review and update as appropriate our key assumptions on FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS No. 97”) products, including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”.

Other operating expenses

Other operating expenses decreased $1.6 million, or 16.0%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease reflects lower marketing company expenses associated with lower broker dealer sales, partly offset by higher expenses in the insurance companies due to lower renewal ceding allowances in the current quarter.

Sales

Sales for the segment decreased $6.7 million, or 15.4%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to a decline in sales across product lines. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products at the beginning of 2008 and less favorable market conditions. Universal life sales declined $1.8 million, or 12.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to competitive pressures in all channels and less favorable market conditions. In addition, variable universal life sales were subject to unfavorable market conditions and were $1.0 million lower for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

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

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on SFAS No. 97 business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore impact SFAS No. 97 DAC amortization. Deferred reinsurance allowances on FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in force. Thus, deferred reinsurance allowances on SFAS No. 60 policies impact SFAS No. 60 DAC amortization.

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

	For The
	Three Months Ended
	March 31,
	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(207,164)	$(207,865)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(218,639)	(240,943)
Amortization of deferred policy acquisition costs	(12,392)	(8,378)
Other operating expenses (1)	(32,211)	(33,647)
Total benefits and expenses	(263,342)	(282,968)

NET IMPACT OF REINSURANCE (2)	$56,078	$75,103

Allowances received	$(55,353)	$(59,663)
Less: Amount deferred	23,142	26,016
Allowances recognized
(ceded other operating expenses) (1)	$(32,211)	$(33,647)

(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

(2) Assumes no investment income on reinsurance.  Foregone investment income would substantially reduce the favorable impact of reinsurance. We estimate that the impact of foregone investment income would reduce the net impact of reinsurance by 80% to 130%.

The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on the business we cede.  The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 80% to 130%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

As shown above, reinsurance had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business was ceded due to our change in reinsurance strategy on traditional business discussed previously. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality and unlocking of balances under SFAS No. 97.

For The Three Months Ended March 31, 2009 compared to The Three Months Ended March 31, 2008

Premiums and policy fees ceded had been rising over a number of years with increases in our in-force blocks of traditional and universal life business. Beginning in mid-2005, we changed our reinsurance approach in our traditional life product lines. Instead of generally ceding 90% of new business issued before that date, we began purchasing yearly renewable term on risks in excess of $1 million (now increased to $2 million).  This had the effect of reducing reinsurance on new policies issued. The decrease in ceded premiums above for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, was caused primarily by lower ceded traditional life premiums and policy fees of $3.2 million.

Ceded benefits and settlement expenses were lower for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to lower increases in ceded reserves and decreased ceded claims. Traditional ceded benefits decreased $8.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, as a smaller increase in ceded reserves more than offset higher ceded death benefits. Universal life ceded benefits decreased $16.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to lower ceded claims offsetting a higher change in ceded reserves associated with growth in the business. Ceded universal life claims were $19.3 million lower for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Ceded benefits and settlement expenses will fluctuate over time, largely as a function of the segment’s overall variations in death benefits incurred.

Ceded amortization of deferred policy acquisitions costs increased for the three months ended March 31, 2009 compared to the same period in 2008. This was primarily due to an increase in ceded universal life amortization due to less unlocking in the first quarter of 2009 associated with lower claims volume compared to the first quarter of 2008.

Ceded other operating expenses are based on allowances received from reinsurers. Total allowances received for the three months ended March 31, 2009 decreased slightly from the three months ended March 31, 2008 due to decreases associated with lower sales in the universal life line and decreases associated with the change in our term life reinsurance strategy. Term allowances have decreased since mid-2005 as new YRT reinsurance replaces the 90% coinsured business.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$178,676	$191,492	(6.7)%
Reinsurance ceded	(109,607)	(115,763)	(5.3)
Net premiums and policy fees	69,069	75,729	(8.8)
Net investment income	123,541	136,213	(9.3)
Other income	1,403	1,421	(1.3)
Total operating revenues	194,013	213,363	(9.1)
Realized gains (losses) - investments	(52,463)	(36,318)
Realized gains (losses) - derivatives	57,684	28,590
Total revenues	199,234	205,635
BENEFITS AND EXPENSES
Benefits and settlement expenses	138,731	154,420	(10.2)
Amortization of deferred policy acquisition costs and value of business acquired	17,563	18,502	(5.1)
Other operating expenses	4,098	6,865	(40.3)
Operating benefits and expenses	160,392	179,787	(10.8)
Amortization of DAC / VOBA related to realized gains (losses) - investments	178	1,094
Total benefits and expenses	160,570	180,881	(11.2)
INCOME BEFORE INCOME TAX	38,664	24,754	56.2
Less: realized gains (losses)	5,221	(7,728)
Less: related amortization of DAC	(178)	(1,094)
OPERATING INCOME	$33,621	$33,576	0.1

The following table summarizes key data for the Acquisitions segment:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$202,610,702	$215,226,812	(5.9)%
Universal life	28,958,227	30,833,910	(6.1)
	$231,568,929	$246,060,722	(5.9)
Average Account Values
Universal life	$2,864,653	$2,976,419	(3.8)
Fixed annuity(2)	3,929,214	4,690,136	(16.2)
Variable annuity	125,655	194,185	(35.3)
	$6,919,522	$7,860,740	(12.0)
Interest Spread - UL & Fixed Annuities
Net investment income yield(4)	6.02%	6.01%
Interest credited to policyholders	4.16	4.08
Interest spread	1.86%	1.93%

Mortality Experience(3)	$1,636	$(148)

(1) Amounts are not adjusted for reinsurance ceded.

(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3) Represents the estimated pre-tax earnings impact resulting from mortality variance to pricing. Excludes results related to the Chase Insurance Group, which was acquired in the third quarter of 2006.

(4) Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.37%, and 6.29% respectively, for the three months ended March 31, 2009 and 2008.

For The Three Months Ended March 31, 2009 compared to The Three Months Ended March 31, 2008

Segment operating income

Operating income was $33.6 million for the three months ended March 31, 2009 and comparable to the three months ended March 31, 2008, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results on the non-Chase business, partially offset by expected runoff of the blocks of business.

Revenues

Net premiums and policy fees decreased $6.7 million, or 8.8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to the runoff of the in-force business. Net investment income decreased $12.7 million, or 9.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a decline in annuity account values in the Chase Insurance Group block, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $20.3 million, or 11.2%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease related primarily to the expected runoff of the in-force business (particularly the Chase insurance group), fluctuations in mortality, and lower operating expenses.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below:

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(109,607)	$(115,763)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(92,222)	(109,264)
Amortization of deferred policy acquisition costs	(5,781)	(7,584)
Other operating expenses	(14,959)	(17,394)
Total benefits and expenses	(112,962)	(134,242)

NET IMPACT OF REINSURANCE	$3,355	$18,479

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

The net impact of reinsurance decreased $15.1 million, or 81.8%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, as a result of fluctuations in ceded claim volume, amortization of deferred acquisition costs related to the claim fluctuations, and expenses ceded to reinsurers involved with the Chase Insurance Group acquisition.

Annuities

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$10,985	$8,191	34.1%
Reinsurance ceded	(42)	—	n/m
Net premiums and policy fees	10,943	8,191	33.6
Net investment income	102,982	77,286	33.2
Realized gains (losses) - derivatives	19,088	(6,240)	n/m
Other income	3,380	3,003	12.6
Total operating revenues	136,393	82,240	65.8
Realized gains (losses) - investments	(6,448)	20
Total revenues	129,945	82,260	58.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	85,808	67,416	27.3
Amortization of deferred policy acquisition costs and value of business acquired	45,185	5,921	n/m
Other operating expenses	5,975	6,414	(6.8)
Operating benefits and expenses	136,968	79,751	71.7
Amortization of DAC / VOBA related to realized gains (losses) - investments	(100)	(20)
Total benefits and expenses	136,868	79,731	71.7
INCOME (LOSS) BEFORE INCOME TAX	(6,923)	2,529	n/m
Less: realized gains (losses)	(6,448)	20
Less: related amortization of DAC	100	20
OPERATING INCOME (LOSS)	$(575)	$2,489	n/m

The following table summarizes key data for the Annuities segment:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$297,680	$519,248	(42.7)%
Variable annuity	139,056	92,792	49.9
	$436,736	$612,040	(28.6)
Average Account Values
Fixed annuity(1)	$6,682,367	$5,064,052	32.0
Variable annuity	1,764,353	2,566,985	(31.3)
	$8,446,720	$7,631,037	10.7
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.13%	6.06%
Interest credited to policyholders	4.91	4.97
Interest spread	1.22%	1.09%

	As of March 31,
	2009	2008	Change
GMDB - Net amount at risk(3)	$903,345	$247,107	n/m %
GMDB Reserves	10,864	—	n/m
GMWB Reserves	13,609	3,318	n/m
Account value subject to GMWB rider	434,063	156,229	n/m
S&P 500® Index	798	1,323	(39.7)

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended March 31, 2009 compared to The Three Months Ended March 31, 2008

Segment operating income (loss)

Annuities segment operating income decreased $3.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This change included a favorable $17.2 million variance related to fair value changes, of which $5.9 million related to the equity indexed annuity product and $11.3 million related to embedded derivatives associated with the variable annuity GMWB rider.  Offsetting this favorable change, an unfavorable DAC unlocking in the variable annuity line of business reduced earnings by $19.2 million in the first quarter of 2009. In addition, unfavorable mortality in the segment’s SPIA block reduced earnings in the first quarter of 2009 by $6.7 million, a $1.9 million unfavorable variance compared to the three months ended March 31, 2008. These decreases were partially offset by wider spreads and the continued growth of the SPDA and MVA lines, which accounted for a $1.4 million and $1.7 million increase in earnings, respectively.

Operating revenues

Segment operating revenues increased $54.2 million, or 65.8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an increase in net investment income, policy fee revenue and the positive fair value changes on the variable annuity line mentioned above. Average account balances grew 10.7% for the three months ended March 31, 2009, resulting in higher investment income. The additional income resulting from the larger account balances was partially reduced for the three months ended March 31, 2009 by losses on derivatives. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain and/or improve its interest spread.

Benefits and settlement expenses

Operating benefits and expenses increased $57.2 million, or 71.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was primarily the result of higher credited interest and increased death benefit reserves.

Amortization of DAC

The increase in DAC amortization (not related to realized capital gains and losses) for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to fair value gains and unlocking on the variable annuity line and increased policy fee revenue on the MVA line. We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”. DAC amortization for the Annuities segment increased by $39.3 million primarily due to positive fair value changes in the variable annuity line, which resulted in an unfavorable change in DAC amortization of $32.6 million.  Unfavorable DAC amortization of $5.3 million was recorded in the MVA line as a result of increased policy fee revenue.

Sales

Total sales decreased $175.3 million, or 28.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Sales of fixed annuities decreased $221.6 million, or 42.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in fixed annuity sales was driven by reduced sales in the SPDA, MVA, and immediate annuity lines. The decrease in SPDA and MVA sales was attributable to a lower interest rate environment. Immediate annuity sales decreased $199.7 million, or 88.5% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to certain one-time institutional sales that occurred in the first quarter of 2008. Sales of variable annuities increased $46.3 million, or 49.9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to dislocation of some core competitors and improved sales management efforts.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$63,176	$78,361	(19.4)%
Other income	1,526	—	n/m
Realized gains (losses)	1,862	5,433	(65.7)
Total revenues	66,564	83,794	(20.6)
BENEFITS AND EXPENSES
Benefits and settlement expenses	42,585	59,929	(28.9)
Amortization of deferred policy acquisition costs	927	1,067	(13.1)
Other operating expenses	983	1,149	(14.4)
Total benefits and expenses	44,495	62,145	(28.4)
INCOME BEFORE INCOME TAX	22,069	21,649	1.9
Less: realized gains (losses)	1,862	5,433
OPERATING INCOME	$20,207	$16,216	24.6

The following table summarizes key data for the Stable Value Products segment:

	For The
	Three Months Ended
	March 31,
	2009		2008	Change
	(Dollars In Thousands)
Sales
GIC	$—		$74,232	n/m	%
GFA - Direct Institutional	—		—	n/m
GFA - Registered Notes - Institutional	—		450,000	n/m
GFA - Registered Notes - Retail	—		113,404	n/m
	$—		$637,636	n/m

Average Account Values	$4,523,563		$5,140,310	(12.0)

Operating Spread
Net investment income yield	5.58%		6.10%
Interest credited	3.76		4.67
Operating expenses	0.17		0.17
Operating spread	1.65	%(1)	1.26%

(1) Excludes one-time funding agreement retirement gains.

For The Three Months Ended March 31, 2009 compared to The Three Months Ended March 31, 2008

Segment operating income

Operating income increased $4.0 million, or 24.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in operating earnings resulted from a higher operating spread due to lower liability costs, and was partially offset by a decline in average account values. In addition, $1.5 million in other income was generated from the early retirement of funding agreements backing medium-term notes. The operating spread increased 39 basis points to 165 basis points during the three months ended March 31, 2009, compared to an operating spread of 126 basis points during the three months ended March 31, 2008.

There were no sales for the three months ended March 31, 2009 compared to $637.6 million for the three months ended March 31, 2008.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$86,935	$95,335	(8.8)%
Reinsurance ceded	(41,485)	(47,443)	(12.6)
Net premiums and policy fees	45,450	47,892	(5.1)
Net investment income	8,932	9,905	(9.8)
Other income	12,473	15,136	(17.6)
Total operating revenues	66,855	72,933	(8.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	34,110	24,766	37.7
Amortization of deferred policy acquisition costs	13,683	14,332	(4.5)
Other operating expenses	12,782	23,983	(46.7)
Total benefits and expenses	60,575	63,081	(4.0)
INCOME BEFORE INCOME TAX	6,280	9,852	(36.3)
OPERATING INCOME	$6,280	$9,852	(36.3)

The following table summarizes key data for the Asset Protection segment.

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
Sales
Credit insurance	$8,483	$22,790	(62.8)%
Service contracts	48,076	71,663	(32.9)
Other products	11,781	16,262	(27.6)
	$68,340	$110,715	(38.3)
Loss Ratios (1)
Credit insurance	32.1%	35.9%
Service contracts	74.6	65.0
Other products	97.3	32.6

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended March 31, 2009 compared to The Three Months Ended March 31, 2008

Segment operating income

Operating income was $6.3 million, representing a decrease of $3.6 million, or 36.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Earnings from core product lines decreased $3.6 million, or 35.8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Within the segment’s core product lines, service contract earnings declined $2.9 million, or 36.9%, compared to the same period in the prior year. The service contract line was unfavorably impacted by weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.7 million, or 48.7%, compared to the prior year primarily due to a $0.6 million gain on the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Earnings from other products remained consistent period to period.

Net premiums and policy fees

Net premiums and policy fees decreased $2.4 million, or 5.1%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Credit insurance premiums decreased $1.5 million, or 19.3%, due to lower auto sales. Net premiums in the service contract line decreased $1.1 million, or 4.2%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, resulting from weak auto sales. Within the other product lines, net premiums increased $0.2 million, or 1.7%, compared to the prior year due to an increase in the GAP product line.

Other income

Other income decreased $2.7 million, or 17.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a decline in service contract volume.

Benefits and settlement expenses

Benefits and settlement expenses increased $9.3 million, or 37.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Credit insurance claims for the three months ended March 31, 2009 compared to the prior year decreased $0.8 million, or 27.9%, due to lower volume and improved loss ratios. Service contract claims increased $1.8 million, or 10.1%, due to higher loss ratios in some product lines. Other products claims increased $8.3 million, which was primarily due to a $6.3 million increase in the runoff Lender’s Indemnity product line’s loss reserve related to the commutation of a reinsurance agreement in the first quarter of 2009.

Amortization of DAC and Other Operating Expenses

Amortization of DAC was $0.6 million, or 4.5%, lower for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, mainly due to lower premiums in the credit insurance and service contract lines. Other operating expenses decreased $11.2 million, or 46.7%, for the three months ended March 31, 2009 due to lower commission expense resulting from the decline in sales and a $6.3 million bad debt recovery in the runoff Lender’s Indemnity product line as a result of the commutation of a reinsurance agreement in the first quarter of 2009.

Sales

Total segment sales decreased $42.4 million, or 38.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decreases in credit insurance and service contract sales were primarily due to declines in auto and marine sales. The decline in the other products line was primarily the result of lower GAP sales, also due to the overall decline in auto sales.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(41,485)	$(47,443)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(21,378)	(20,746)
Amortization of deferred policy acquisition costs	(5,494)	(9,852)
Other operating expenses	(8,484)	(1,756)
Total benefits and expenses	(35,356)	(32,354)

NET IMPACT OF REINSURANCE	$(6,129)	$(15,089)

For The Three Months Ended March 31, 2009 compared to The Three Months Ended March 31, 2008

Reinsurance premiums ceded decreased $6.0 million, or 12.6%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease was primarily due to the discontinuation of marketing credit insurance products through financial institutions in 2005, in which a majority of this business was ceded to PARC’s, partially offset by an increase in ceded premiums in the service contract and GAP lines. Ceded unearned premium reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit or on a funds withheld basis.

Benefits and settlement expenses ceded increased $0.6 million, or 3.0%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The increase was mainly due to increases in losses ceded in the service contract line, partially offset by favorable loss experience in the dealer credit insurance line.

Amortization of DAC ceded decreased $4.4 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, mainly as the result of the decreases in the credit insurance products sold through financial institutions. Other operating expenses ceded increased $6.7 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The fluctuation was mainly attributable to the commutation of the reinsurance agreement related to the Lender’s Indemnity program which is in runoff.

Net investment income has no direct impact on reinsurance cost. However, it should be noted that by ceding business to the assuming companies, we forgo investment income on the reserves ceded to the assuming companies. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$6,898	$8,603	(19.8)%
Reinsurance ceded	(1)	(1)	0.0
Net premiums and policy fees	6,897	8,602	(19.8)
Net investment income	29,527	21,744	35.8
Realized gains (losses) - investments	—	—
Realized gains (losses) - derivatives	2,238	484
Other income	51	904	(94.4)
Total operating revenues	38,713	31,734	22.0
Realized gains (losses) - investments	(73,913)	3,040
Realized gains (losses) - derivatives	12,716	(24,711)
Total revenues	(22,484)	10,063	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	7,715	10,367	(25.6)
Amortization of deferred policy acquisition costs	484	551	(12.2)
Other operating expenses	39,761	50,789	(21.7)
Total benefits and expenses	47,960	61,707	(22.3)
INCOME (LOSS) BEFORE INCOME TAX	(70,444)	(51,644)	36.4
Less: realized gains (losses) - investments	(73,913)	3,040
Less: realized gains (losses) - derivatives	12,716	(24,711)
OPERATING INCOME (LOSS)	$(9,247)	$(29,973)	(69.1)

For The Three Months Ended March 31, 2009 compared to The Three Months Ended March 31, 2008

Segment operating income (loss)

The Corporate and Other segment operating loss improved $20.7 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to positive mark-to-market adjustments of $6.8 million on a $331.2 million portfolio of securities designated for trading, representing a $27.1 million more favorable impact than for the three months ended March 31, 2008.  This increase was partially offset by lower net investment income resulting from reduced yields on a large balance of cash and short-term investments.

Operating revenues

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on capital and net premiums and policy fees related to several non-strategic lines of business. Net investment income for the segment increased $7.8 million, or 35.8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, and net premiums and policy fees declined $1.7 million, or 19.8%.  The increase in net investment income was primarily the result of mark-to-market changes on the trading portfolio, partially offset by a reduction in yields on a large balance of cash and short-term investments.

Benefits and expenses

Benefits and expenses decreased $13.7 million, or 22.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a reduction of operating expenses and a reduction in policy benefits on non-core lines of business.

CONSOLIDATED INVESTMENTS

Portfolio Description

As of March 31, 2009, our investment portfolio was approximately $25.8 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table includes the reported values of our invested assets:

	As of
	March 31,		December 31,
	2009		2008
	(Dollars In Thousands)
Publicly-issued bonds (amortized cost: 2009 - $18,416,969; 2008 - $18,880,847)	$16,053,759	62.2%	$16,554,695	62.3%
Privately issued bonds (amortized cost: 2009 - $4,185,871; 2008 - $4,210,825)	3,518,039	13.6	3,544,285	13.3
Redeemable preferred stock (amortized cost: 2009 - $36; 2008 - $36)	—	0.0	—	0.0
Fixed maturities	19,571,798	75.8	20,098,980	75.6
Equity securities (cost: 2009 - $335,370; 2008 - $358,159)	268,211	1.0	302,132	1.1
Mortgage loans	3,858,573	15.0	3,848,288	14.5
Investment real estate	14,769	0.0	14,810	0.1
Policy loans	800,617	3.1	810,933	3.1
Other long-term investments	451,847	1.8	432,137	1.6
Short-term investments	845,558	3.3	1,059,506	4.0
Total investments	$25,811,373	100.0%	$26,566,786	100.0%

Included in the preceding table are $3.1 billion and $3.2 billion of fixed maturities and $125.4 million and $80.4 million of short-term investments classified as trading securities as of March 31, 2009 and December 31, 2008, respectively. The trading portfolio includes invested assets of $2.7 billion and $2.9 billion as of March 31, 2009 and December 31, 2008, respectively, held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third-party reinsurers.

Fixed Maturity Investments

As of March 31, 2009, our fixed maturity investment holdings were approximately $19.6 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
	March 31,	December 31,
Rating	2009	2008
AAA	33.7%	35.2%
AA	6.1	6.6
A	19.0	19.8
BBB	33.6	33.0
Below investment grade	7.6	5.4
	100.0%	100.0%

Declines in fair value, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the Consolidated Condensed Statements of Income, net of the non-credit component of the loss, which is recorded as an adjustment to other comprehensive income. The increase in BBB and below investment grade assets, as shown in the preceding table, is primarily a result of ratings downgrades related to our corporate credit and residential mortgage-backed securities holdings.

The distribution of our fixed maturity investments by type is as follows:

	As of
	March 31,	December 31,
Type	2009	2008
	(Dollars In Millions)
Corporate Bonds	$12,042.8	$12,306.3
Residential Mortgage-Backed Securities	4,731.9	4,960.2
Commercial Mortgage-Backed Securities	1,164.2	1,184.9
Asset-Backed Securities	1,175.2	1,132.7
US Govt Bonds	427.5	484.9
States, Municipals and Political Subdivisions	30.2	30.0
Preferred Securities	—	—
Convertibles and Bonds with Warrants	—	—
Total Fixed Income Portfolio	$19,571.8	$20,099.0

Our portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. Within our fixed maturity securities, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $16.5 billion or 84.4% of our fixed maturities as “available-for-sale” as of March 31, 2009. These securities are carried at fair value on our Consolidated Condensed Balance Sheets.

Our trading portfolio accounts for $3.1 billion, or 15.6%, of our fixed maturities as of March 31, 2009. Of this balance, fixed maturities with a market value of $2.7 billion and short-term investments with a market value of $125.4 million were added as part of the Chase Insurance Group acquisition.  Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur.  Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
	March 31,	December 31,
	2009	2008
	(Dollars In Thousands)
AAA	$1,079,040	$1,357,132
AA	134,080	147,305
A	563,551	591,482
BBB	837,231	743,529
Below investment grade	112,116	55,607
Total Modco trading fixed maturities	$2,726,018	$2,895,055

A portion of our bond portfolio is invested in residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities.  These holdings as of March 31, 2009 were approximately $7.1 billion. Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans.  Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.  In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

Residential mortgage-backed securities - The tables below include a breakdown of our residential mortgage-backed securities portfolio by type and rating as of March 31, 2009.  As of March 31, 2009, these holdings were approximately $4.7 billion. Planned amortization class securities (“PACs”) pay down according to a schedule.  Sequentials receive payments in order until each class is paid off.  Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	68.2%
PAC	14.6
Pass Through	4.0
Other	13.2
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	77.3%
AA	1.7
A	3.1
BBB	6.3
Below investment grade	11.6
100.0%

As of March 31, 2009, we held $496.4 million, or 1.9% of invested assets, of securities supported by collateral classified as Alt-A.  As of December 31, 2008, we held securities with a market value of $543.5 million of securities supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A grouped by rating category as of March 31, 2009:

Percentage of
Alt-A
Rating	Securities
AAA	33.8%
A	2.2
BBB	7.0
Below investment grade	57.0
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of March 31, 2009:

Alt-A Collateralized Holdings

Estimated Fair Value of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$26.7	$70.6	$70.6	$—	$—	$167.9
AA	—	—	—	—	—	—
A	10.8	—	—	—	—	10.8
BBB	34.6	—	—	—	—	34.6
Below investment grade	5.7	162.5	114.9	—	—	283.1
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$77.8	$233.1	$185.5	$—	$—	$496.4

Estimated Unrealized Gain (Loss) of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(4.4)	$(11.0)	$(11.0)	$—	$—	$(26.4)
AA	—	—	—	—	—	—
A	(3.5)	—	—	—	—	(3.5)
BBB	(7.3)	—	—	—	—	(7.3)
Below investment grade	(4.4)	(88.1)	(59.4)	—	—	(151.9)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(19.6)	$(99.1)	$(70.4)	$—	$—	$(189.1)

As of March 31, 2009, we had residential mortgage-backed securities with a total fair market value of $39.9 million, or 0.2% of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2008, we held securities with a fair market value of $46.6 million of securities supported by collateral classified as sub-prime. The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of March 31, 2009:

Sub-prime Collateralized Holdings

Estimated Fair Value of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$3.4	$—	$—	$—	$—	$3.4
AA	0.9	1.5	3.3	—	—	5.7
A	—	6.1	—	—	—	6.1
BBB	0.1	5.2	3.0	—	—	8.3
Below investment grade	1.2	8.8	6.4	—	—	16.4
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$5.6	$21.6	$12.7	$—	$—	$39.9

Estimated Unrealized Gain (Loss) of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(1.1)	$—	$—	$—	$—	$(1.1)
AA	(0.7)	(0.4)	(6.8)	—	—	(7.9)
A	—	(1.2)	—	—	—	(1.2)
BBB	(0.1)	(2.0)	(8.0)	—	—	(10.1)
Below investment grade	(1.4)	(5.3)	(7.0)	—	—	(13.7)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(3.3)	$(8.9)	$(21.8)	$—	$—	$(34.0)

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of March 31, 2009:

Prime Collateralized Holdings

Estimated Fair Value of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$2,673.8	$594.8	$213.6	$3.8	$—	$3,486.0
AA	5.8	68.0	—	—	—	73.8
A	1.6	120.8	6.7	—	—	129.1
BBB	1.4	178.8	77.2	—	—	257.4
Below investment grade	19.4	140.6	89.3	—	—	249.3
Total mortgage-backed securities collateralized by prime mortgage loans	$2,702.0	$1,103.0	$386.8	$3.8	$—	$4,195.6

Estimated Unrealized Gain (Loss) of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(144.6)	$(75.7)	$(40.6)	$0.2	$—	$(260.7)
AA	(11.8)	(28.5)	—	—	—	(40.3)
A	(0.3)	(29.1)	(1.7)	—	—	(31.1)
BBB	0.2	(39.8)	(25.9)	—	—	(65.5)
Below investment grade	(3.1)	(34.8)	(41.7)	—	—	(79.6)
Total mortgage-backed securities collateralized by prime mortgage loans	$(159.6)	$(207.9)	$(109.9)	$0.2	$—	$(477.2)

Commercial mortgage-backed securities - Our commercial mortgage-backed security (“CMBS”) portfolio consists of commercial mortgage-backed securities issued in securitization transactions.  Portions of the CMBS are sponsored by us, in which we securitized portions of our mortgage loan portfolio. As of March 31, 2009, the CMBS holdings were approximately $1.2 billion.  Of this amount, $851.7 million related to retained beneficial interests of commercial mortgage loan securitizations we completed. The following table includes the percentages of our CMBS holdings grouped by rating category as of March 31, 2009:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	84.0%
AA	7.2
A	5.1
BBB	1.1
Below investment grade	2.6
100.0%

The following tables include external commercial mortgage-backed securities as of March 31, 2009:

External Commercial Mortgage-Backed Securities

Estimated Fair Value of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$258.6	$12.1	$—	$37.0	$—	$307.7
BBB	4.8	—	—	—	—	4.8
Total external commercial mortgage-backed securities	$263.4	$12.1	$—	$37.0	$—	$312.5

Estimated Unrealized Gain (Loss) of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(4.8)	$(1.6)	$—	$(7.2)	$—	$(13.6)
BBB	(2.2)	—	—	—	—	(2.2)
Total external commercial mortgage-backed securities	$(7.0)	$(1.6)	$—	$(7.2)	$—	$(15.8)

Asset-backed securities — Asset-backed securities (“ABS”) pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of March 31, 2009, these holdings were approximately $1.2 billion. The following table includes the percentages of our ABS holdings grouped by rating category as of March 31, 2009:

Percentage of
Asset-Backed
Rating	Securities
AAA	93.2%
AA	0.6
A	0.2
BBB	2.8
Below investment grade	3.2
100.0%

The following tables include our asset-backed securities as of March 31, 2009:

Asset-Backed Securities

Estimated Fair Value of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$634.4	$40.8	$373.1	$47.7	$—	$1,096.0
AA	6.6	—	—	—	—	6.6
A	1.8	—	—	—	—	1.8
BBB	3.1	5.8	24.3	—	—	33.2
Below investment grade	—	25.8	11.8	—	—	37.6
Total asset-backed securities	$645.9	$72.4	$409.2	$47.7	$—	$1,175.2

Estimated Unrealized Gain (Loss) of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(29.2)	$(1.9)	$(36.5)	$(2.3)	$—	$(69.9)
AA	(0.7)	—	—	—	—	(0.7)
A	(0.2)	—	—	—	—	(0.2)
BBB	(1.2)	(2.0)	(2.8)	—	—	(6.0)
Below investment grade	—	(37.2)	(3.6)	—	—	(40.8)
Total asset-backed securities	$(31.3)	$(41.1)	$(42.9)	$(2.3)	$—	$(117.6)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”). If a bond is not rated by Moody’s, S&P, or Fitch, we use ratings from the NAIC, or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of March 31, 2009, over 99.0% of our bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Market	As of	% Market
	March 31, 2009	Value	December 31, 2008	Value
	(Dollars In Thousands)
Non-Agency Mortgages	$4,221,347	21.6%	$4,313,994	21.5%
Banking	1,927,807	9.8	2,175,197	10.8
Other Finance	2,187,652	11.2	2,297,420	11.4
Electric	2,099,403	10.7	2,060,367	10.3
Agency Mortgages	1,077,484	5.5	1,120,446	5.6
Natural Gas	1,299,043	6.7	1,318,538	6.6
Insurance	770,705	4.0	862,639	4.3
Energy	1,078,622	5.5	1,033,064	5.1
Communications	927,220	4.8	878,837	4.4
Basic Industrial	650,332	3.3	635,213	3.2
Consumer Noncyclical	748,755	3.8	695,816	3.5
Consumer Cyclical	466,942	2.4	445,229	2.2
Finance Companies	403,182	2.1	438,767	2.2
Capital Goods	357,162	1.8	339,279	1.7
Transportation	396,277	2.0	417,876	2.1
U.S. Govt Agencies	184,088	0.9	234,104	1.2
Other Industrial	135,719	0.7	189,256	0.9
U.S. Government	221,929	1.1	265,126	1.3
Brokerage	177,817	0.9	118,758	0.6
Technology	121,368	0.6	113,471	0.6
Real Estate	32,514	0.2	34,673	0.2
Canadian Governments	44,939	0.2	46,723	0.2
Other Utility	20,801	0.1	20,637	0.1
Other Government Agencies	—	0.0	22,707	0.0
Municipal Agencies	17,803	0.1	17,871	0.0
Foreign Governments	2,887	0.0	2,972	0.0
Total	$19,571,798	100.0%	$20,098,980	100.0%

Our investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost.  As of March 31, 2009, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $19.6 billion, which was 14.5% below amortized cost of $22.9 billion. We had $3.9 billion in mortgage loans as of March 31, 2009. While our mortgage loans do not have quoted market values, as of March 31, 2009, we estimated the market value of our mortgage loans to be $4.4 billion (using discounted cash flows from the next call date), which was 12.8% greater than the amortized cost. Most of our mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

Market values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. For retained beneficial interests in our sponsored commercial mortgage loan securitizations as of March 31, 2009, we used an internally developed model that includes discount rates based on our current mortgage loan lending rate and expected cash flows based on a review of the commercial mortgage loans underlying the securities.  Upon obtaining this information related to market value, management makes a determination as to the appropriate valuation amount.

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans.  As of March 31, 2009, our mortgage loan holdings were approximately $3.9 billion. We do not lend on what we consider to be speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events.  As of March 31, 2009 and 2008, our allowance for mortgage loan credit losses was $2.3 million and $0.5 million, respectively.

Our mortgage lending criteria targets that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service. We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2009 approximately $742.3 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of March 31, 2009, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. As of March 31, 2009, $11.4 million, or 0.3%, of the mortgage loan portfolio was nonperforming.  It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent.  For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, we securitized $1.4 billion of our mortgage loans. We sold the senior tranches while retaining the subordinate tranches. We continue to service the securitized mortgage loans.  During 2007, we securitized an additional $1.0 billion of our mortgage loans. We sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches. We continue to service the securitized mortgage loans.  As of March 31, 2009, we had investments related to retained beneficial interests of mortgage loan securitizations of $707.4 million.

Securities Lending

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored on a daily basis. As of March 31, 2009, securities with a market value of $108.9 million were loaned under this program.  As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral. As of March 31, 2009, the fair market value of the collateral related to this program was $104.1 million and we have an obligation to return $111.7 million of collateral to the securities borrowers.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines.  The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2009:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$5,371,401	32.5%
AA	1,053,453	6.4
A	3,114,255	18.9
BBB	5,607,341	33.9
Investment grade	15,146,450	91.7
BB	701,058	4.2
B	358,651	2.2
CCC or lower	308,397	1.9
In or near default	—	0.0
Below investment grade	1,368,106	8.3
Redeemable preferred stock	—	0.0
Total	$16,514,556	100.0%

Not included in the table above are $2.9 billion of investment grade and $117.9 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of March 31, 2009:

Creditor	Market Value
(Dollars In Millions)
Wells Fargo & Company	$194.0
Verizon Communications	162.9
Bank of America Corp	141.4
AT&T Corp	138.7
Toyota Motor Credit	135.5
JP Morgan Chase & Co.	120.0
PNC Financial Services	112.1
Berkshire Hathaway	105.8
Metlife Inc.	98.4
General Electric Co.	97.8

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

For certain securitized financial assets with contractual cash flows including ABS, Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF Issue No. 99-20”) requires us to periodically update our best estimate of cash flows over the life of the security.  If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral.  Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.  In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, (“FSP FAS No. 157-3”), to clarify the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which the financial statements have not been issued. Based on the guidance in FSP FAS No. 157-3, we utilized internal models that incorporated assumptions of delinquency rates, prepayment assumptions, liquidity, and other market based assumptions to determine the fair value of retained beneficial interests of our sponsored commercial mortgage loan securitizations and auction rate securities for which there was no active market as of March 31, 2009.

In April of 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  This FSP addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This FSP also requires increased and timelier disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to early adopt the FSP and recorded total other-than-temporary impairments during the three months ended March 31, 2009 of approximately $117.3 million with $27.5 million of this amount recorded in other comprehensive income.

Securities not subject to EITF Issue No. 99-20 that are in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.  Based on our analysis, for the three months ended March 31, 2009, we concluded that approximately $89.8 million of investment securities in an unrealized loss position were other-than-temporarily impaired, resulting in a charge to net realized investment losses.

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

We have deposits with certain financial institutions which exceed federally insured limits. We have reviewed the creditworthiness of these financial institutions and believe there is minimum risk of a material loss.

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The
	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$5,579	$9,062	$(3,483)
Fixed maturity losses - sales	(26)	(521)	495
Equity gains - sales	—	—	—
Equity losses - sales	—	—	—
Impairments on fixed maturity securities	(70,386)	—	(70,386)
Impairments on equity securities	(19,440)	—	(19,440)
Modco trading portfolio trading activity	(45,878)	(35,996)	(9,882)
Other	(1,518)	(590)	(928)
Total realized gains (losses) - investments	$(131,669)	$(28,045)	$(103,624)

Foreign currency swaps	$—	$3,171	$(3,171)
Foreign currency adjustments on stable value contracts	—	(3,007)	3,007
Derivatives related to mortgage loan commitments	2,296	(13,593)	15,889
Embedded derivatives related to reinsurance	60,632	29,365	31,267
Derivatives related to corporate debt	(125)	6,493	(6,618)
Other interest rate swaps	14,148	—	14,148
Credit default swaps	(4,337)	(15,150)	10,813
GMWB embedded derivatives	19,801	(2,779)	22,580
Other derivatives	18	(6,157)	6,175
Total realized gains (losses) - derivatives	$92,433	$(1,657)	$94,090

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance.  The change in net realized investment gains (losses), excluding impairments, Modco trading portfolio activity, and related embedded derivatives related to corporate debt, during the year ended March 31, 2009 primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.  For the three months ended March 31, 2009, we recognized pre-tax other-than-temporary impairments of $89.8 million in our investments compared to no impairments for the three months ended March 31, 2008. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

Pre-Tax Impairments

(Net of Modco)

For The
Three Months Ended
March 31, 2009
(Dollars In Millions)
AbitibiBowater Bonds	$30.4
Citigroup PFD	19.4
Alt-A Bonds	18.6
IdeaArc Bank Loan	17.9
Other MBS	3.5
Total	$89.8

As previously discussed, management considers several factors when determining other-than-temporary impairments.  Although we purchase securities with the intent to hold securities until maturity, we may change our position as a result of a change in circumstances.  Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2009, we sold securities in an unrealized loss position with a market value of $14.4 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
(Dollars In Thousands)
<= 90 days	$14,449	100.0%	$(26)	100.0%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	—	—	—	—
Total	$14,449	100.0%	$(26)	100.0%

The $1.5 million of other realized losses recognized for the three months ended March 31, 2009 includes mortgage loan losses of $1.6 million, other losses of 0.1 million, and other gains of $0.2 million. As of March 31, 2009, net losses of $45.9 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $12.6 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.

We have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments. The net gains for the three months ended March 31, 2009 were the result of $2.1 million of gains related to closed positions and $0.2 million of mark-to-market gains.

We also have in place various modified coinsurance and funds withheld arrangements that, in accordance with DIG B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives.  The $60.6 million of gains on these embedded derivatives for the three months ended March 31, 2009 were a result of spread widening.  During the three months ended March 31, 2009, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market losses that partially offset the gains on these embedded derivatives.

We use certain interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities. These positions resulted in a net loss of $0.1 million for the three months ended March 31, 2009.

We use other interest rate swaps to mitigate interest rate risk related to floating rate exposures. We realized a gain of $14.1 million on interest rate swaps for the three months ended March 31, 2009. These gains were primarily the result of $14.4 million in mark-to-market gains.

We reported a net loss of $4.3 million related to credit default swaps for the three months ended March 31, 2009.  The net loss for the three months ended March 31, 2009 was the result of $1.1 million of mark-to-market losses, $3.5 million of losses related to closed positions and $0.3 million in premium income.

The GMWB rider embedded derivatives on certain variable deferred annuities had a realized gain of $19.8 million for the three months ended March 31, 2009.

We also use various swaps and options to mitigate risk related to other exposures. Equity call options generated a loss of $0.7 million for the three months ended March 31, 2009.  CPI swaps produced a $0.7 million gain for the three months ended March 31, 2009.

Unrealized Gains and Losses – Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2009, the balance sheet date.  Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates.  Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until recovery.  Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio.  As of March 31, 2009, we had an overall pre-tax net unrealized loss of $3.1 billion.

Credit markets have experienced reduced liquidity, higher volatility and widening credit spreads across numerous asset classes over the past several quarters, primarily as a result of marketplace uncertainty arising from the failure or near failure of a number of large financial service companies resulting in intervention by the United States Federal Government, downgrades in rating, interest rate changes, higher defaults in sub-prime and Alt-A residential mortgage loans and a weakening of the overall economy.  In connection with this uncertainty, we believe investors have departed from many investments in asset-backed securities, including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with fewer lender protections or those with reduced transparency and/or complex features which may hinder investor understanding. We believe these factors have contributed to an increase in our net unrealized investment losses through declines in market values. We expect to experience continued volatility in connection with the valuation of our fixed maturity investments.

For fixed maturity and equity securities held that are in an unrealized loss position as of March 31, 2009, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$939,274	6.9%	$1,053,635	6.3%	$(114,361)	3.6%
>90 days but <= 180 days	1,058,834	7.8	1,205,121	7.2	(146,287)	4.5
>180 days but <= 270 days	1,937,439	14.3	2,285,611	13.6	(348,172)	10.8
>270 days but <= 1 year	2,244,896	16.5	2,797,314	16.6	(552,418)	17.2
>1 year but <= 2 years	5,917,190	43.5	7,394,963	43.9	(1,477,773)	45.9
>2 years but <= 3 years	482,065	3.5	710,682	4.2	(228,617)	7.1
>3 years but <= 4 years	816,565	6.0	1,119,396	6.7	(302,831)	9.4
>4 years but <= 5 years	135,438	1.0	166,425	1.0	(30,987)	1.0
>5 years	65,657	0.5	80,636	0.5	(14,979)	0.5
Total	$13,597,358	100.0%	$16,813,783	100.0%	$(3,216,425)	100.0%

The unrealized losses as of March 31, 2009, primarily relate to the widening of credit spreads and fluctuations in treasury rates.

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

Expectations that investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such event may lead to adverse changes in the cash flows on our holdings of these types of securities. This could lead to potential future write-downs within our portfolio of mortgage-backed and asset-backed securities. Expectations that our investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any market movements in our financial statements.

As of March 31, 2009, there were estimated gross unrealized losses of $189.1 million and $34.0 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively.  Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of March 31, 2009, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.  For the three months ended March 31, 2009, we recorded $89.8 million of pre-tax other-than-temporary impairments. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.  Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity.  Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

As of March 31, 2009, securities with a market value of $710.0 million and unrealized losses of $91.2 million were issued in commercial mortgage loan securitizations that we sponsored, with no unrealized losses greater than five years. We do not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with our original expectations. Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to avoid. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

In assessing whether or not these unrealized positions should be considered other-than-temporary, we review the underlying cash flows, as well as the associated values of the real estate collateral for those loans included in our commercial mortgage loan securitizations.

We have no material concentrations of issuers or guarantors of fixed maturity securities.  The industry segment composition of all securities in an unrealized loss position held as of March 31, 2009, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Agency Mortgages	$310	0.0%	$656	0.0%	$(346)	0.0%
Banking	1,432,124	10.5	2,020,492	12.0	(588,368)	18.3
Basic Industrial	508,496	3.7	673,942	4.0	(165,446)	5.1
Brokerage	170,646	1.3	241,270	1.4	(70,624)	2.2
Capital Goods	264,392	1.9	340,863	2.0	(76,471)	2.4
Communications	510,882	3.8	624,569	3.7	(113,687)	3.5
Consumer Cyclical	296,665	2.2	423,037	2.5	(126,372)	3.9
Consumer Noncyclical	370,499	2.7	416,800	2.5	(46,301)	1.4
Electric	1,398,006	10.3	1,599,188	9.5	(201,182)	6.3
Energy	782,954	5.8	902,919	5.4	(119,965)	3.7
Finance Companies	287,278	2.1	391,855	2.3	(104,577)	3.3
Foreign Governments	57	0.0	58	0.0	(1)	0.0
Insurance	675,665	5.0	1,060,454	6.3	(384,789)	12.0
Municipal Agencies	390	0.0	493	0.0	(103)	0.0
Natural Gas	979,125	7.2	1,140,105	6.8	(160,980)	5.0
Non-Agency Mortgages	3,683,850	27.1	4,349,206	25.9	(665,356)	20.7
Other Finance	1,645,495	12.0	1,926,240	11.5	(280,745)	8.7
Other Industrial	118,593	0.9	139,987	0.8	(21,394)	0.7
Other Utility	20,823	0.2	24,044	0.1	(3,221)	0.1
Real Estate	14,512	0.1	18,155	0.1	(3,643)	0.1
Technology	81,524	0.6	98,621	0.6	(17,097)	0.5
Transportation	259,542	1.9	302,513	1.8	(42,971)	1.3
Canadian Government Agencies	16,586	0.1	18,663	0.1	(2,077)	0.1
U.S. Govt Agencies	78,943	0.6	99,652	0.7	(20,709)	0.7
Total	$13,597,357	100.0%	$16,813,782	100.0%	$(3,216,425)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	March 31, 2009	December 31, 2008

Agency Mortgages	0.0%	0.1%
Banking	18.3	14.5
Basic Industrial	5.1	6.0
Brokerage	2.2	0.8
Capital Goods	2.4	2.4
Communications	3.5	4.1
Consumer Cyclical	3.9	4.3
Consumer Noncyclical	1.4	1.8
Electric	6.3	6.9
Energy	3.7	3.5
Finance Companies	3.3	2.3
Insurance	12.0	9.5
Municipal Agencies	0.0	0.0
Natural Gas	5.0	6.3
Non-Agency Mortgages	20.7	25.5
Other Finance	8.7	8.2
Other Industrial	0.7	0.8
Other Utility	0.1	0.1
Real Estate	0.1	0.2
Technology	0.5	0.8
Transportation	1.3	1.3
Canadian Government Agencies	0.1	0.0
U.S. Govt Agencies	0.7	0.6
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of March 31, 2009, varies, with 21.4% maturing in less than 5 years, 19.7% maturing between 5 and 10 years, and 58.9% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2009:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$7,319,373	53.8%	$8,503,422	50.6%	$(1,184,049)	36.8%
BBB	4,915,604	36.2	6,086,089	36.2	(1,170,485)	36.4
Investment grade	12,234,977	90.0	14,589,511	86.8	(2,354,534)	73.2
BB	704,712	5.2	1,031,696	6.1	(326,984)	10.2
B	362,255	2.7	605,273	3.6	(243,018)	7.5
CCC or lower	295,413	2.1	587,302	3.5	(291,889)	9.1
Below investment grade	1,362,380	10.0	2,224,271	13.2	(861,891)	26.8
Total	$13,597,357	100.0%	$16,813,782	100.0%	$(3,216,425)	100.0%

As of March 31, 2009, securities in an unrealized loss position that were rated as below investment grade represented 10.0% of the total market value and 26.8% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $546.6 million. Securities in an unrealized loss position rated below investment grade were 5.3% of invested assets.  We primarily purchase our investments with the intent to hold to maturity. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

The following table includes the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2009:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$57,304	4.2%	$108,214	4.9%	$(50,910)	5.9%
>90 days but <= 180 days	95,349	7.0	127,787	5.7	(32,438)	3.7
>180 days but <= 270 days	286,087	21.0	455,468	20.5	(169,381)	19.6
>270 days but <= 1 year	193,965	14.2	256,503	11.5	(62,538)	7.3
>1 year but <= 2 years	554,849	40.7	916,977	41.2	(362,128)	42.0
>2 years but <= 3 years	44,136	3.3	88,422	4.0	(44,286)	5.1
>3 years but <= 4 years	118,627	8.7	237,553	10.7	(118,926)	13.8
>4 years but <= 5 years	11,775	0.9	30,862	1.4	(19,087)	2.2
>5 years	288	0.0	2,485	0.1	(2,197)	0.4
Total	$1,362,380	100.0%	$2,224,271	100.0%	$(861,891)	100.0%

Of the total below investment grade securities, approximately $807.4 million relates to corporate securities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. We meet our liquidity requirements primarily through positive cash flows from our operating subsidiaries.  Primary sources of cash from the operating subsidiaries are premiums, deposits for policyholder accounts, investment sales and maturities, and investment income.  Primary uses of cash for the operating subsidiaries include benefit payments, withdrawals from policyholder accounts, investment purchases, policy acquisition costs, and other operating expenses. We believe that we have sufficient liquidity to fund our cash needs under normal operating scenarios.

In light of the events noted above and uncertain capital and credit market conditions, we have strategically positioned ourselves to have ample liquidity to meet our projected outflows from currently available sources. We have maintained a high balance of short-term investments; we have $303 million available capacity on our existing credit facility; we have access to the FHLB for short-term borrowing; we have temporarily suspended offering new mortgage loan commitments; we have eliminated purchases of below investment grade assets; and we have discontinued the active pursuit of repurchasing shares of our common stock under our share repurchase program.

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

While we anticipate that the cash flow of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available.  Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed.  We expect that the rate received on our investments will equal or exceed our borrowing rate.  As of March 31, 2009, we had no outstanding balance related to such borrowings. Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices.  Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to a maximum principal amount of $500 million (the “Credit Facility”). This replaced our previously existing $200 million revolving line of credit.  We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (LIBOR), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of Protective Life Insurance Company, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $197.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of March 31, 2009. Of this amount, $162.0 million was used to purchase non-recourse funding obligations issued by an indirect, wholly owned special-purpose financial captive insurance company. For additional information related to special purpose financial captives, see “Capital Resources”. We were in compliance with all financial debt covenants of the Credit Facility as of March 31, 2009.

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

During the second quarter of 2008, we joined the FHLB of Cincinnati. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements.  Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding.  We held $58.2 million of common stock as of March 31, 2009, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2009, we had $976.0 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of March 31, 2009, we reported approximately $701.3 million (fair value) of Auction Rate Securities (ARSs), which were all rated AAA. These holdings are student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows. Refer to Note 11, Fair Value of Financial Instruments for additional information regarding the valuation of these securities.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of March 31, 2009, our total cash, cash equivalents and invested assets were $26.0 billion.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments.  We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. The life insurance subsidiaries were committed as of March 31, 2009, to fund mortgage loans in the amount of $316.5 million.

 In response to the volatility and disruption in the credit markets, we have maintained a high balance of cash and short-term investments to provide liquidity for cash outflows projected for the coming months. Our subsidiaries held approximately $974.9 million in cash and short-term investments as of March 31, 2009, and we held an additional $5.8 million in cash and short-term investments available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Three Months Ended
	March 31,
	2009	2008
	(Dollars In Thousands)

Net cash provided by operating activities	$207,868	$199,465
Net cash provided by (used in) investing activities	488,561	(604,984)
Net cash (used in) provided by financing activites	(665,139)	377,300
Total	$31,290	$(28,219)

For the Three Months Ended March 31, 2009 compared to The Three Months Ended March 31, 2008

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

Net cash provided by (used in) investing activities - The variance in net cash provided by (used in) investing activities for the three months ended March 31, 2009 compared to March 31, 2008 was the result of activity related to our investment portfolio. The increase in net cash provided by investing activities was primarily due to a reduction in net purchases of fixed maturity and equity securities. We reduced the level of cash available for investing activities in order to significantly increase cash and cash equivalents to strengthen our capital position in response to recent economic conditions.

Net cash (used in) provided by financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The variance in net cash (used in) provided by financing activities for the three months ended March 31, 2009 compared to March 31, 2008 was primarily the result of a decrease in net investment product deposits and an increase in investment product withdrawals.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have registered debt securities, preferred and common stock, and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

As of March 31, 2009, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners’ equity. We also have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur.  Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital.  There was a $197.0 million outstanding balance as of March 31, 2009 under the Credit Facility at an interest rate of LIBOR plus 0.40%.  Of this amount, $162.0 million was utilized to purchase non-recourse funding obligations issued by Golden Gate Captive Insurance Company (“Golden Gate”) an indirect wholly owned special-purpose financial captive insurance company.  As the need arises and in light of the current credit market environment, we may utilize the Credit Facility to purchase additional non-recourse funding obligations from this indirect wholly owned special-purpose financial captive insurance company in future quarters.

Through March 31, 2009, Golden Gate, which is wholly owned by Protective Life, our largest operating subsidiary, has issued $162.0 million in aggregate principal amount of floating rate surplus notes, series B, due August 15, 2037 (the “Series B Notes”) to us under its surplus notes facility (the “Facility”) through which Golden Gate may issue floating rate surplus notes up to $1 billion of aggregate principal amount. The $162.0 million of notes is eliminated at the consolidated level. As of March 31, 2009, the outstanding balance under the Facility was an aggregate principal amount of $962.0 million, consisting of $162.0 million in aggregate principal amount of Series B Notes and $800.0 million in aggregate principal amount of floating rate surplus notes previously issued under the Facility (the “Series A Notes” and together with the Series B Notes, the “Notes”). The Series B Notes accrue interest at the rate of LIBOR plus 40 basis points. The Notes are direct financial obligations of Golden Gate and are not guaranteed by us or Protective Life. The Notes were issued in order to provide financing for a portion of the statutory reserves associated with a block of life insurance policies. As the block of business ages, unless additional funding mechanisms are put into place, reserving increases will reduce our available statutory capital and surplus. We have experienced higher borrowing costs associated with the Series A Surplus Notes. The current rate on the Series A Notes is LIBOR plus 325 basis points; the maximum rate we could be required to pay is LIBOR plus 425 basis points.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by Protective Life, had $575.0 million of non-recourse funding obligations outstanding as of March 31, 2009.  These non-recourse funding obligations mature in 2052.  We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. These costs have been mitigated during the quarter by the effect of a decrease in LIBOR.

On May 7, 2007, our Board of Directors extended our previously authorized $100 million share repurchase program.  The current authorization extends through May 6, 2010.  In light of recent credit market disruption, extraordinary events and developments affecting financial markets, and a specific focus on capital preservation and liquidity, we do not intend to purchase shares of our common stock under the existing share repurchase program in the near term. Future activity will be dependent upon many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

A life insurance company’s statutory capital is computed according to rules prescribed by NAIC, as modified by state regulation. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from U.S. GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions.

State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. During the three months ended March 31, 2009, we ceded premiums to third-party reinsurers amounting to $355.3 million. In addition, we had receivables from reinsurers amounting to $5.3 billion as of March 31, 2009.  We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position.  Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner.  These ratings are important in the debt issuer’s overall ability to access certain types of liquidity.  Ratings are not recommendations to buy our securities. The following table summarizes the ratings of our significant member companies’ from the major independent rating organizations as of March 31, 2009:

Standard &
Ratings	A.M. Best	Fitch	Poor’s	Moody’s

Insurance companies financial strength ratings:
Protective Life Insurance Company	A+	A+	AA-	A2
West Coast Life Insurance Company	A+	A+	AA-	A2
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Lyndon Property Insurance Company	A-	—	—	—

Other ratings:
Issuer Credit/Default Rating - Protective Life Corporation	a-	A-	A-	—
Senior Debt Rating - Protective Life Corporation	—	BBB+	—	Baa2
Issuer Credit/Default Rating - Protective Life Ins. Co.	aa-	—	AA-	—

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

As of March 31, 2009, we had policy liabilities and accruals of approximately $18.3 billion.  Our interest-sensitive life insurance policies have a weighted-average minimum credited interest rate of approximately 3.75%.

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

As of March 31, 2009, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Tax-an Interpretation of FASB Statement 109, we carried a $29.5 million liability for uncertain tax positions, including interest on unrecognized tax benefits.  These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Long-term debt(1)	$934,808	$29,974	$69,494	$495,075	$340,265
Non-recourse funding obligations(2)	3,099,710	55,946	111,892	111,892	2,819,980
Subordinated debt securities(3)	1,891,955	37,147	74,294	74,294	1,706,220
Stable value products(4)	4,985,679	1,127,325	1,967,967	1,014,820	875,567
Operating leases(5)	32,061	7,136	11,542	7,807	5,576
Home office lease(6)	79,286	900	1,802	76,584	—
Mortgage loan commitments	316,504	316,504	—	—	—
Policyholder obligations(7)	21,892,644	1,750,207	3,234,566	2,632,333	14,275,538
Total(8)	$33,232,647	$3,325,139	$5,471,557	$4,412,805	$20,023,146

(1)	Long-term debt includes all principal amounts owed on note agreements and expected interest payments due over the term of notes.
(2)	Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(3)	Subordinated debt securities includes all principal amounts owed to our non-consolidated special purpose finance subsidiaries and interest payments due over the term of the obligations.
(4)	Anticipated stable value products cash flows including interest.
(5)	Includes all lease payments required under operating lease agreements.
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted SFAS No. 157.  This standard defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The term “fair value” as used in this document is defined in accordance with SFAS No. 157. The cumulative effect of adopting this standard resulted in an increase to January 1, 2008 retained earnings of $1.5 million and a decrease in income before income taxes of $0.4 million for the three months ended March 31, 2008. The standard describes three levels of inputs that may be used to measure fair value.  For more information, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 11, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities.  Market price quotes may not be readily available for some positions, or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments.  As of March 31, 2009, $1.7 billion of available-for-sale and trading account assets were classified as level three fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values. As of March 31, 2009, the level three fair values of derivative assets and liabilities determined by these quantitative models were $278.9 million and $54.9 million. These amounts reflect the full fair value of the derivatives as defined in accordance with SFAS No. 157 and do not isolate the discrete value associated with the specific subjective valuation variable.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating and other market conditions.  As of March 31, 2009, the level three fair value of these liabilities was $152.8 million. This amount reflects the full fair value of the liabilities as defined in accordance with SFAS No. 157 and does not isolate the discrete value associated with the specific subjective valuation variable.

During 2008, we changed certain assumptions used in our methodology for determining the fair value for retained beneficial interests in CMBS holdings related to our sponsored commercial mortgage loan securitizations.  Prior to the third quarter, we used external broker valuations to determine the fair value of these positions. These valuations were based on the cash flows of the commercial mortgages underlying the notes, as well as observable market spread assumptions for investments with similar coupons and/or characteristics based on the fair value hierarchy criteria, and non-observable assumptions and factors utilizing general market information available as of the valuation date.  As of March 31, 2009, we still believe that little or no secondary market existed for CMBS holdings similar to those in our portfolio, and additionally, certain of the tranches within our holdings fell below the collapse provision levels in the underlying security agreements.  Therefore, the relevant observable inputs from CMBS sales activity could not be obtained for what we considered a supportable or appropriate calculation of fair value based on our previous methodology.

As a result of the factors noted and in accordance with the clarifying guidance issued in FSP FAS No. 157-3, during 2008, we determined the fair value of these CMBS holdings using a combination of external broker valuations and an internally developed model. This model includes inputs derived based on assumed discount rates relative to our current mortgage loan lending rate and an expected cash flow analysis based on a review of the commercial mortgage loans underlying the notes. The model also contains our determined representative risk adjustment assumptions related to nonperformance and liquidity risks. The retained interest in the securitized mortgage loans may be subject to prepayment and interest rate risks.   We believe that this valuation approach

provides a more accurate calculation of the fair value of these securities under the fair value hierarchy guidance and given the current inactive market conditions.

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

We are exposed to credit risk within our investment portfolio and through derivative counterparties.  Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios.  Derivative counterparty credit risk is measured as the amount owed to us based upon current market conditions and potential payment obligations to the counterparties. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties rated AA or higher at the time we enter into the contract.

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

We have sold credit default protection on liquid traded indices to enhance the return on our investment portfolio.  These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments.  The credit default swaps relate to the High Yield Series 8 Index and the Investment Grade Series 9 Index and have terms to June 2014 and December 2017, respectively.  Defaults within the High Yield Series 8 Index that exceeded the 25% attachment point would require us to perform under the credit default swaps, up to the 35% exhaustion point.  Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require us to perform under the credit default swaps, up to the 15% exhaustion point.  The maximum potential amount of future payments (undiscounted) that we could be required to make under the credit derivatives is $55.0 million.  As of March 31, 2009, the fair value of the credit derivatives was a liability of $20.5 million.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired.  The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower.  The commitment is not recognized in our financial statements until the commitment is actually funded.  The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.  As of March 31, 2009, we had outstanding mortgage loan commitments of $316.5 million at an average rate of 6.41%.

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

RECENT DEVELOPMENTS

During the first quarter of 2009, the federal bank regulatory agencies (“the Board of Governors of the Federal Reserve System, the Federal Reserve Banks, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency”) developed the Supervisory Capital Assessment Program (the “SCAP”). According to the white paper distributed by the Board of Governors of the Federal Reserve System, the SCAP is a forward-looking exercise designed to estimate losses, revenues, and reserve needs for large bank holding companies in 2009 and 2010 under two macroeconomic scenarios, including one that is more adverse than expected. Should the assessment indicate the need for a bank holding company to raise capital or improve the quality of its capital to better withstand losses that could occur under more stressful-than-expected conditions, supervisors will expect that firm to augment its capital to create a buffer. The results of scenarios could affect the value of our investment holdings in such institutions and may have a material adverse impact on our capital position for regulatory and other purposes, our business and results of operations.

 On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was signed into law. Pursuant to EESA, the U.S. Treasury (“Treasury”) has established the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) in order to make equity investments in certain federally regulated financial institutions. We understand that insurance companies that submitted an application to participate in TARP by January 15, 2009, and own or are owned by, or have been approved to acquire, a federally regulated bank or thrift institution, may be eligible for equity investments under the program. On January 15, 2009, the Federal Reserve Board (“Fed”) announced its approval of our application to become a bank holding company by acquiring Bonifay Holding Company (“BHC”) and the Bank of Bonifay (the “Bank”). Under the terms of its agreement with BHC and the Bank, either party could terminate the transaction without penalty if the transaction was not completed by March 31, 2009. BHC and the Bank exercised this right on April 1, 2009. The order of the Fed approving our application to become a bank holding company remained in effect until April 15, 2009, at which time it expired. This order by the Fed was a prerequisite to our participation in the TARP CPP, and accordingly, on April 20, 2009, we withdrew our application to participate in the program.

During the third quarter of 2008, Scottish Re US (“SRUS”) received a statutory accounting permitted practice from the Delaware Department of Insurance (“the Department”). The fair value of the securities in SRUS’s qualifying reserve credit trust accounts had declined significantly due to the continued market value degradation in the U.S. capital markets. SRUS estimated a shortfall in reserve credit of approximately $132 million. This shortfall in reserve credit would have placed significant financial stress upon the statutory capital position of SRUS.  As a result, SRUS requested and received approval from the Department for a permitted practice (the “Permitted Practice”) with effect beginning as of September 30, 2008 related to SRUS’ ongoing ability to take reserve credit for reinsurance ceded to certain securitization companies. The Permitted Practice relieved SRUS of the need to receive an additional $104 million in capital contributions. On January 5, 2009, the Department issued an order of supervision (the “Order of Supervision”) against SRUS, in accordance with 18 Del. C. §5942, which, among other things, requires the Department’s consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department. We cannot predict what changes in the status of SRUS’s financial condition may have on its ability to take reserve credit for the business ceded to SRUS.  If we were unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on our financial condition and results of operation. As of March 31, 2009, we had approximately $175.5 million of GAAP recoverables from SRUS. In addition, we had $465.2 million of ceded statutory reserves related to SRUS.

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

In addition, there are currently several proposals being considered by Congress and various agencies that would facilitate or require servicers of residential mortgage-backed securities (“RMBSs”) to modify the principal amount of, and/or restructure the amounts payable pursuant to, the residential mortgage loans underlying such securities. Similarly, there are currently several proposals being considered by Congress which would grant a bankruptcy court the ability to modify or restructure the payments owing on mortgage loans, which loan modifications could result in a discharge of underlying principal amounts. To the extent a principal loss is imposed by a bankruptcy court (a so-called “cramdown”), under some RMBS structures, the loss would be allocated among the various tranches differently than would a loss resulting from foreclosure, and thus under some RMBS structures could have a disproportionate effect on the higher rated tranches. We are unable to predict whether such proposals will be approved and, if so, what specific impact such proposals would have on our fixed income investment portfolio. However, a reduction in the principal amount of the mortgage loans securing a RMBS in our portfolio could result in, among other things, a ratings downgrade of the individual RMBS, a reduction in the market value of the RMBS, and/or accelerated loss of principal on the RMBS. The occurrence of these events could have a material adverse impact on our capital position for regulatory and other purposes, our business and results of operations.

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

During 2006, the NAIC’s Reinsurance Task Force adopted a proposal suggesting broad changes to the United States reinsurance market, with the stated intent to establish a regulatory system that distinguishes financially strong reinsurers from weak reinsurers without relying exclusively on their state or country of domicile, with collateral to be determined as appropriate.  The task force recommended that regulation of reinsurance procedures be amended to focus on broad based risk and credit criteria and not solely on U.S. licensure status. Evaluation of this reinsurance regulatory modernization Framework was taken under consideration by the NAIC’s Financial Condition (E) Committee, the Reinsurance Task Force’s parent committee, as one of its charges. In December 2008, the NAIC adopted the Framework. The NAIC has drafted a proposal to implement changes in the Framework; the proposal is currently under consideration by interested parties. We cannot provide any assurance as to what impact such changes to the United States reinsurance industry will have on the availability, cost, or collateral restrictions associated with ongoing or future reinsurance transactions.

In 2008, the NAIC adopted amendment(s) to the model Unfair Trade Practices Act regarding the use of travel in insurance underwriting. The amendment states that the denial of life insurance based upon an individual’s past lawful travel experiences or future lawful travel plans, is prohibited unless (i) the risk of loss for individuals traveling to a specified destination at a specified time is reasonably anticipated to be greater than if the individuals did not travel to that destination at that time, and (ii) the risk of traveling to a specific destination is based on sound actuarial principles and actual or reasonably anticipated experience. We cannot predict at this time what impact, if any, such changes would have on us.

On November 11, 2008, the American Council of Life Insurers (“ACLI”) submitted to the NAIC a proposal to implement capital and surplus relief for life insurers. The ACLIs proposal contained nine elements, which were subsequently assigned to four of the NAIC’s technical committees. Of the nine elements proposed by the ACLI, the technical committees rejected three, approved three, and indicated that the remaining three would be acceptable given certain amendments. In January 2009, the NAIC Executive Committee voted not to approve any of the elements of the ACLI proposal. However, numerous life insurers have received various permitted accounting practices from their domiciliary state insurance departments that effectively implement certain of the elements. Protective Life Insurance Company (“PLICO”) received a permitted accounting practice related to the calculation of deficiency reserves from its domiciliary state regulator in Tennessee. As of March 31, 2009, the permitted accounting practice had an impact of reducing PLICO’s statutory reserves by approximately $35.2 million.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Summary” and “Liquidity and Capital Resources”, and Part II, Item 1A, Risk Factors of this Report for market risk disclosures in light of the current difficult conditions in the financial and credit markets, and the economy generally.

Item 4.        Controls and Procedures

(a)           Disclosure controls and procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.  It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events.  Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.  Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations.  The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties which are discussed more fully below.  In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition, or future results of operations.

The Company is exposed to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect the Company’s operations and results.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company.  A natural disaster or pandemic could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A severe pandemic could result in a substantial increase in mortality experience and have a significant negative impact on the Company. In addition, claims arising from such events could have a material adverse effect on the Company’s financial condition and results of operations. A pandemic could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies.

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

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While ratings are not a recommendation to buy the Company’s securities, these ratings are important to maintaining public confidence in the Company’s products, its ability to market its products and its competitive position.  A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company’s insurance subsidiaries could adversely affect the Company in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive; and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price on reasonable terms or at all.  A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries or both being required to collateralize reserves, balances or obligations under reinsurance, funding, swap and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of funding and swap agreements.

Rating organizations also publish credit ratings for the Company.  Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner.  These ratings are important to the Company’s overall ability to access certain types of liquidity.  Downgrades of the Company’s credit ratings, or an announced potential downgrade, could have a material adverse affect on the Company’s financial conditions and results of operations in many ways. These include limiting the Company’s access to capital markets, increasing the cost of debt, impairing its ability to raise capital to refinance maturing debt obligations, limiting its capacity to support growth of its insurance subsidiaries, and making it more difficult to maintain or improve the current financial strength ratings of its insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require the Company to post collateral pursuant to certain contractual obligations.

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

The Company may be unable to complete an acquisition, or completion of an acquisition may be more costly or take longer than expected or may have a different financing structure than initially contemplated. Moreover, the financial distress experienced by certain financial services industry participants as a result of recent economic conditions may lead to favorable acquisition opportunities, although the Company’s ability to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to sources of financing.

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

The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts.  An amendment to Actuarial Guideline 38 increased the reserve requirements for universal life insurance with secondary guarantees for products issued after July 1, 2005. This amendment, along with the continued reserve requirements of Regulation XXX for traditional life insurance products, has caused the sale of these products to consume additional capital.  The Company’s future marketing plans are dependent on its ability to access financing solutions. Continuing disruption of the credit markets, or the Company’s inability to access capital, could have a negative impact on the Company’s ability to grow.  Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control.  A lack of sufficient capital could have a material adverse impact on the Company’s financial position and results of operations.

Continued deterioration of general economic conditions could result in a severe and extended economic recession, which could materially adversely affect the Company’s business and results of operations.

Historical indicators of economic growth have continued to decline and currently show little sign of impending improvement. Factors such as lower household income, consumer spending, corporate earnings and business investment, a weakened labor market, higher unemployment, inflationary pressures, a decline in the housing market and the availability and cost of credit have contributed to deteriorating economic conditions.

Like other financial institutions, and particularly life insurers, the Company has been adversely affected by these conditions.  The continued presence of these conditions could have an adverse impact on the Company by, among other things, exerting deep downward pressure on the price of the Company’s stock, decreasing demand for its insurance and investment products and increasing the level of claims, lapses and surrenders of its policies. The Company and its subsidiaries could also experience additional ratings downgrades from ratings agencies, unrealized losses, significant realized losses, impairments in its investment portfolio and charges incurred as a result of mark-to-market and fair value accounting principles. If the current economic conditions worsen, the Company and its subsidiaries’ ability to access sources of capital and liquidity may be further limited.

Economic conditions may continue to deteriorate, thus contributing to increased volatility and diminished expectations for the economy and markets going forward. This could result in a deep and extended economic recession characterized by protracted declines in business activity and consumer confidence. The Company cannot predict the duration of such a recession or, when the economy improves, how long it will take to return to historically normal levels. The occurrence of a deep and extended economic recession could have a material adverse effect on the Company’s business and results of operations.

There can be no assurance that the actions of the U.S. Government or other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve their intended effect.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  Pursuant to EESA, the U.S. Treasury had established the Troubled Asset Relief Program (“TARP”) Capital Purchase Plan (“CPP”) in order to make equity investments in certain federally regulated financial institutions. The Company understands that insurance companies that submitted an application to participate in TARP by January 15, 2009, and own or are owned by, of have been approved to acquire, a federally regulated bank or thrift institution, may be eligible for equity investments under the program. On January 15, 2009, the Federal Reserve Board (“Fed”) announced its approval of the Company’s application to become a bank holding company by acquiring the Bonifay Holding Company and The Bank of Bonifay (the “Bank”). Under the terms of its agreement with BHC and the Bank, either party could terminate the transaction without penalty if the transaction was not completed by March 31, 2009. BHC and the Bank exercised this right on April 1, 2009.  The order of the Fed approving the Company’s application to become a bank holding company remained in effect until April 15, 2009, at which time it expired. This order by the Fed was a prerequisite to the Company’s participation in the TARP CPP, and accordingly, on April 20, 2009, the Company withdrew its application to participate in the program. The Company cannot predict whether participation in the TARP CPP, or lack thereof, would be viewed positively or negatively. Moreover, the Company cannot predict whether participation in the TARP CPP by its competitors will place the Company at a competitive disadvantage. In addition, the Company cannot predict what other actions Treasury or other governmental and regulatory bodies may take, nor can there be any assurance as to the impact any governmental or regulatory actions will have the financial markets, the economy or the Company. The decisions made by the U.S. Government in its administration of the TARP CPP and its distribution of the funds thereunder, alone or in tandem with the U.S. Government’s efforts under current or forthcoming government programs designed to address economic turmoil, could also have the effect of supporting some parts of the financial system more than others.

The amount of statutory capital that the Company has and the amount of statutory capital that it must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control.

The Company primarily conducts business through licensed insurance company subsidiaries.  Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life and property and casualty companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors — the amount of statutory income or losses generated by the Company’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital its insurance subsidiaries must hold to support business growth, changes in the Company’s reserve requirements, the Company’s ability to secure capital market solutions to provide reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC RBC formula. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of its insurance company subsidiaries. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its RBC ratio.

Rating agencies may base downgrade decisions on the possibility or probability of some loss in a security.  When this methodology is applied to certain types of securities, such as RMBSs, the effect of the RBC calculation may be to require RBC with respect to those securities at levels greater than the probable loss on the securities.  In addition, in extreme scenarios of equity market declines, the amount of additional statutory reserves the Company is required to hold for its variable product guarantees may increase at a rate greater than the rate of change of the markets.  Increases in reserves could result in a reduction to the Company’s capital, surplus and/or RBC ratio.  Also, in environments where there is not a correlative relationship between interest rates and spreads, the Company’s market value adjusted annuity product can have a material adverse effect on the Company’s statutory surplus position.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Issuer Purchases of Equity Securities

On May 7, 2007, the Company’s Board of Directors extended the Company’s previously authorized $100 million share repurchase program. The Company announced on February 12, 2008 that it had commenced execution of this repurchase plan.  The current authorization extends through May 6, 2010. Future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital. There were no shares repurchased during the three months ended March 31, 2009. The approximate value of shares that may yet be purchased under the program is $82.9 million.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: May 7, 2009	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller and Chief Accounting Officer