Form 10-Q
period 2009-06-30
PROTECTIVE LIFE CORP
filed 2009-08-07
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Number of shares of Common Stock, $0.50 Par Value, outstanding as of August 4, 2009: 85,579,724

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2009

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$679,989	$678,873	$1,339,141	$1,341,277
Reinsurance ceded	(394,225)	(423,774)	(752,524)	(794,846)
Net of reinsurance ceded	285,764	255,099	586,617	546,431
Net investment income	431,144	438,941	852,829	847,406
Realized investment gains (losses):
Derivative financial instruments	(97,991)	65,087	(5,558)	63,430
All other investments	167,799	(32,425)	125,956	(60,470)
Other-than-temporary impairment losses	(48,877)	(79,986)	(166,191)	(79,986)
Portion of loss recognized in other comprehensive income (before taxes)	7,906	—	35,394	—
Net impairment losses recognized in earnings	(40,971)	(79,986)	(130,797)	(79,986)
Other income	39,586	47,983	78,249	93,492
Total revenues	785,331	694,699	1,507,296	1,410,303
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded:
(three months: 2009 - $371,234; 2008 - $403,096)	478,148	470,344	982,507	965,020
six months: 2009 - $705,928; 2008 - $774,829)
Amortization of deferred policy acquisition costs and value of business acquired	89,949	71,450	203,597	139,820
Other operating expenses, net of reinsurance ceded:
(three months: 2009 - $51,963; 2008 - $56,290)	77,016	95,426	148,818	194,395
six months: 2009 - $107,028; 2008 - $108,668)
Total benefits and expenses	645,113	637,220	1,334,922	1,299,235
Income before income tax	140,218	57,479	172,374	111,068
Income tax expense	49,461	19,295	59,482	37,002
Net income	$90,757	$38,184	$112,892	$74,066

Net income per share - basic	$1.17	$0.54	$1.52	$1.04
Net income per share - diluted	$1.16	$0.53	$1.51	$1.04
Cash dividends paid per share	$0.12	$0.235	$0.24	$0.46

Average share outstanding - basic	77,893,480	71,116,961	74,391,481	71,098,832
Average share outstanding - diluted	78,528,511	71,442,599	74,980,036	71,448,211

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	June 30,	December 31,
	2009	2008
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at fair market value (amortized cost: 2009 - $22,354,072; 2008 - $23,091,708)	$20,561,840	$20,098,980
Equity securities, at fair market value (cost: 2009 - $293,996; 2008 - $358,159)	269,108	302,132
Mortgage loans	3,846,417	3,848,288
Investment real estate, net of accumulated depreciation (2009 - $536; 2008 - $453)	17,427	14,810
Policy loans	792,853	810,933
Other long-term investments	346,037	432,137
Short-term investments	1,841,149	1,059,506
Total investments	27,674,831	26,566,786
Cash	206,540	149,358
Accrued investment income	270,698	287,543
Accounts and premiums receivable, net of allowance for uncollectible amounts (2009 - $5,184; 2008 - $5,177)	90,237	55,017
Reinsurance receivables	5,309,360	5,254,788
Deferred policy acquisition costs and value of business acquired	3,900,088	4,200,321
Goodwill	119,405	120,954
Property and equipment, net of accumulated depreciation (2009 - $120,153; 2008 - $117,948)	38,401	39,707
Other assets	196,235	174,035
Income tax receivable	69,004	73,457
Deferred income tax	—	380,069
Assets related to separate accounts
Variable annuity	2,257,859	2,027,470
Variable universal life	259,511	242,944
Total assets	$40,392,169	$39,572,449
Liabilities
Policy liabilities and accruals	$18,390,838	$18,260,379
Stable value product account balances	4,138,131	4,960,405
Annuity account balances	9,596,476	9,357,427
Other policyholders’ funds	473,105	421,313
Other liabilities	922,242	926,821
Deferred income taxes	36,037	—
Non-recourse funding obligations	1,375,000	1,375,000
Long-term debt	789,852	714,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	2,257,859	2,027,470
Variable universal life	259,511	242,944
Total liabilities	38,763,794	38,811,354
Commitments and contingencies - Note 4
Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $0.50 par value, shares authorized: 2009 and 2008 - 160,000,000 shares issued: 2009 - 88,776,960; 2008 - 73,251,960	44,388	36,626
Additional paid-in-capital	575,064	448,481
Treasury stock, at cost (2009 - 3,198,053 shares; 2008 - 3,346,153 shares)	(25,945)	(26,978)
Unallocated stock in Employee Stock Ownership Plan (2009 - 0 shares ; 2008 - 128,995 shares)	—	(474)
Retained earnings	2,066,587	1,970,496
Accumulated other comprehensive income (loss):
Net unrealized (losses) on investments, net of income tax: (2009 - $(510,910); 2008 - $(863,520))	(936,467)	(1,575,028)
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2009 - $(12,388); 2008 - $0)	(23,006)	—
Accumulated (loss) - hedging, net of income tax: (2009 - $(15,356); 2008 - $(25,980))	(27,640)	(46,762)
Postretirement benefits liability adjustment, net of income tax: (2009 - $(24,019); 2008 - $(24,374))	(44,606)	(45,266)
Total shareowners’ equity	1,628,375	761,095
Total liabilities and shareowners’ equity	$40,392,169	$39,572,449

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The
	Six Months Ended
	June 30,
	2009	2008
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$112,892	$74,066
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses	10,399	77,026
Amortization of deferred policy acquisition costs and value of business acquired	203,597	139,820
Capitalization of deferred policy acquisition costs	(180,269)	(190,145)
Depreciation expense	3,322	5,487
Deferred income tax	2,342	48,949
Accrued income tax	3,437	44,969
Interest credited to universal life and investment products	505,417	510,718
Policy fees assessed on universal life and investment products	(295,140)	(276,200)
Change in reinsurance receivables	(54,572)	(113,989)
Change in accrued investment income and other receivables	(18,375)	(54,414)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	111,564	219,571
Trading securities:
Maturities and principal reductions of investments	320,705	285,594
Sale of investments	429,179	615,725
Cost of investments acquired	(426,631)	(736,632)
Other net change in trading securities	(150,378)	(105)
Change in other liabilities	86,944	287,026
Other, net	(60,023)	(84,930)
Net cash provided by operating activities	604,410	852,536
Cash flows from investing activities
Investments available-for-sale:
Maturities and principal reductions of investments	1,320,521	1,028,935
Sales of investments	582,088	1,665,517
Cost of investments acquired	(1,324,348)	(4,766,802)
Mortgage loans:
New borrowings	(140,420)	(443,432)
Repayments	141,673	204,337
Change in investment real estate, net	(3,361)	181
Change in policy loans, net	18,080	13,175
Change in other long-term investments, net	17,030	10,747
Change in short-term investments, net	(605,064)	325,263
Purchases of property and equipment	(2,515)	(3,685)
Sales of property and equipment	—	787
Net cash provided by (used in) investing activities	3,684	(1,964,977)
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	197,000	—
Principal payments on line of credit arrangements and long-term debt	(122,000)	—
Net proceeds from securities sold under repurchase agreements	—	360,000
Dividends to shareowners	(16,799)	(32,196)
Issuance of common stock	132,763	—
Investments product deposits and change in universal life deposits	1,377,341	2,730,191
Investment product withdrawals	(2,100,158)	(1,939,231)
Other financing activities, net	(19,059)	(45,108)
Net cash (used in) provided by financing activities	(550,912)	1,073,656
Change in cash	57,182	(38,785)
Cash at beginning of period	149,358	146,152
Cash at end of period	$206,540	$107,367

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF Issue No. 03-6-1”). In June of 2008, the FASB issued FSP EITF Issue No. 03-6-1. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  The FSP became effective for financial statements issued for fiscal years and interim periods beginning January 1, 2009. All prior period EPS data presented has been adjusted retrospectively to conform to the provisions of this FSP. The adoption of this FSP did not have an impact on the Company’s consolidated results of operations or financial position.

FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”).  In April of 2009, the FASB issued FSP FAS No. 157-4 to provide additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company elected to early adopt the FSP in the first quarter of 2009. Early adoption of the FSP did not have a significant impact on the Company’s consolidated results of operations or financial position.

FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”). In April of 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This FSP also requires increased and timelier disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt the FSP in the first quarter of 2009, and recorded total other-than-temporary impairments during the three months ended March 31, 2009, of approximately $117.3 million with $27.5 million of this amount recorded in other comprehensive income. The impact of recording a portion of the other-than-temporary impairments in other comprehensive income resulted in an increase in net income of $17.9 million or $0.25 per share for the three months ended March 31, 2009. The adoption of the FSP did not require a cumulative effect adjustment to retained earnings at January 1, 2009, since all other-than-temporary impairments recorded by the Company in prior periods were credit related losses.

FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). In April of 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1 to address concerns for more transparent and timely information in financial reporting by requiring quarterly disclosures about fair value of financial instruments. The guidance relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. The FSP requires qualitative and quantitative information about fair value estimates for all financial instruments not measured at fair value. This FSP became effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the FSP in the second quarter of 2009. The adoption of this FSP did not have an impact on the Company’s consolidated results of operations or financial position.

FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). In May of 2009, the FASB issued SFAS No. 165. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, the Statement provides guidance on the circumstances that require entities to recognize events or transactions that occur after the balance sheet date and the types of disclosures that need to be made about them. This Statement is effective for interim or annual reporting periods ending after June 15, 2009. The standard became effective for the Company on June 30, 2009. The adoption of this Statement did not have an impact on the Company’s consolidated results of operations or financial position.

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

FASB Statement No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”). In June of 2009, the FASB issued SFAS No. 166. This Statement is a revision to SFAS No. 140 and will require entities to provide additional information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk exposure to the assets.  This Statement also eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  This Statement is effective for interim or annual reporting periods ending after November 15, 2009. The standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact this Statement will have on its consolidated results of operations and financial position.

FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In June of 2009, the FASB issued SFAS No. 167. This Statement amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN No. 46(R)”), by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated.  A company has to determine whether or not it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions.  This Statement is effective for interim or annual reporting periods ending after November 15, 2009. The standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact this Statement will have on its consolidated results of operations and financial position.

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). In June of 2009, the FASB issued SFAS No. 168. This Statement replaces SFAS No. 162, and authorizes the Codification as the new source for authoritative U.S. GAAP and ends the practice of FASB issuing standards in the familiar forms.  Instead, the board will publish Accounting Standards Updates that will provide background information about the amended guidance along with a basis for conclusions regarding the change.  This Statement is effective for reporting periods ending after September 15, 2009. The standard will become effective for the Company on July 1, 2009. This Statement will not have an impact on the Company’s consolidated results of operations and financial position.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s 2008 Form 10-K Annual Report. There were no significant changes to the Company’s accounting policies during the six months ended June 30, 2009, other than those related to credit losses and the adoption of FSP FAS No. 115-2 and FAS No. 124-2 as discussed in Note 2, Investment Operations, and the following:

Guaranteed minimum withdrawal benefits - We establish liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on our variable annuity products. The GMWB is valued in accordance with SFAS No. 133 which utilizes the valuation technique prescribed by SFAS No. 157, which requires the liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, the Company’s nonperformance risk measure and market volatility. We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity Guaranteed Minimum Death Benefit (“GMDB”) Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.  In the first quarter of 2009, the assumption for long term volatility used for projection purposes was updated to reflect recent market conditions. The liability calculation was changed to reflect a rate increase for all GMWB policyholders.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year.  Such reclassifications had no effect on previously reported net income or shareowners’ equity.

2.             INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments are summarized as follows:

	For The	For The
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009
	(Dollars In Thousands)
Fixed maturities	$4,065	$9,618
Equity securities	9,503	9,503
Impairments	(40,971)	(130,797)
Mark-to-market Modco trading portfolio	154,785	108,907
Mortgage loans and other investments	(554)	(2,072)
	$126,828	$(4,841)

For the three and six months ended June 30, 2009, gross gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $14.5 million and $20.1 million, respectively.

The amortized cost and estimated market value of the Company’s investments classified as available-for-sale as of June 30, 2009, are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Market Value
	(Dollars In Thousands)
2009
Fixed maturities:
Bonds
Residental mortgage-backed securities	$4,275,345	$25,863	$(629,429)	$3,671,779
Commercial mortgage-backed securities	1,062,018	51,992	(148,474)	965,536
Asset-backed securities	1,141,470	1,159	(42,075)	1,100,554
United States Government and authorities	124,657	1,839	(1,470)	125,026
States, municipalities, and political subdivisions	124,755	7,343	(94)	132,004
Convertibles and bonds with warrants	88	—	(63)	25
All other corporate bonds	12,550,714	190,257	(1,249,044)	11,491,927
Redeemable preferred stocks	36	—	(36)	—
	19,279,083	278,453	(2,070,685)	17,486,851
Equity securities	291,651	3,019	(27,907)	266,763
Short-term investments	1,597,836	—	—	1,597,836
	$21,168,570	$281,472	$(2,098,592)	$19,351,450

As of June 30, 2009, the Company had an additional $3.1 billion of fixed maturities, $2.3 million of equity securities, and $243.3 million of short-term investments classified as trading securities.

The amortized cost and estimated market value of available-for-sale fixed maturities as of June 30, 2009, by expected maturity, are shown below. Expected maturities are derived from estimated rates of prepayment that may differ from actual rates of prepayment.

	Estimated	Estimated
	Amortized	Fair Market
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$1,453,038	$1,405,620
Due after one year through five years	6,521,720	5,902,892
Due after five years through ten years	3,379,474	3,199,741
Due after ten years	7,924,850	6,978,598
	$19,279,082	$17,486,851

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the Company’s intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted estimated future cash flows and the fair value of the securities is recognized in other comprehensive income as a non-credit loss. When calculating the post impairment cost for residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities, the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate future cash flows. To calculate the post impairment cost, the estimated future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the three and six months ended June 30, 2009, the Company recorded other-than-temporary impairments of investments of $48.9 million and $166.2 million, respectively. Of the $48.9 million of impairments for the three months ended June 30, 2009, $41.0 million was recorded in earnings and $7.9 million was recorded in other comprehensive income (loss). Of the $166.2 million of impairments for the six months ended June 30, 2009, $130.8 million was recorded in earnings and $35.4 million was recorded in other comprehensive income (loss). For the three months ended June 30, 2009, there were no other-than-temporary impairments related to equity securities and other-than-temporary impairments of  $19.4 million for the six months ended June 30, 2009 for securities related to equity securities. For the three and six months ended June 30, 2009, there were $48.9 million and $146.8 million of other-than-temporary impairments related to debt securities, respectively.

For the three months ended June 30, 2009, other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $30.4 million, of which $22.5 million of credit losses were recognized in earnings, and $7.9 million of non-credit losses were recorded in other comprehensive income (loss). During this period, there were no other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell.

For the six months ended June 30, 2009, other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $116.4 million, with $81.0 million of credit losses recorded on debt securities in earnings, and $35.4 million of non-credit losses recorded in other comprehensive income (loss). During the same period, other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell were $30.4 million and were recorded in earnings.

The following chart is a rollforward of credit losses for the three and six months ended June 30, 2009, on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended June 30, 2009	For The Six Months Ended June 30, 2009
	(Dollars In Thousands)
Beginning balance	$40,014	$—
Additions for newly impaired securities	15,404	55,418
Additions for previously impaired securities	7,136	7,136
Reductions for previously impaired securities due to a change in expected cash flows	(15,826)	(15,826)
Ending balance	$46,728	$46,728

The following table includes the Company’s investments’ gross unrealized losses and fair value that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009:

	Less Than 12 Months		12 Months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$458,958	$(54,754)	$2,532,472	$(574,676)	$2,991,430	$(629,430)
Commercial mortgage-backed securities	63,659	(43,609)	421,550	(104,865)	485,209	(148,474)
Asset-backed securities	148,864	(1,890)	917,811	(40,184)	1,066,675	(42,074)
US government	17,239	(1,470)	—	—	17,239	(1,470)
States, municipalities, etc.	—	—	916	(94)	916	(94)
Convertibles bonds	—	—	25	(63)	25	(63)
Other corporate bonds	2,017,267	(198,399)	5,022,747	(1,050,645)	7,040,014	(1,249,044)
Redeemable preferred	—	—	—	(36)	—	(36)
Equities	64,761	(6,772)	102,554	(21,135)	167,315	(27,907)
	$2,770,748	$(306,894)	$8,998,075	$(1,791,698)	$11,768,823	$(2,098,592)

For commercial mortgage-backed securities in an unrealized loss position for greater than 12 months, $98.9 million of the total $104.9 million unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. These losses relate primarily to market illiquidity as opposed to underlying credit concerns. Factors such as credit enhancements within the deal structures and the underlying collateral performance and characteristics support the recoverability of the investments. The other corporate bonds category has gross unrealized losses greater than 12 months of $1.1 billion as of June 30, 2009. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery. The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold equity investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities.

As of June 30, 2009, the Company had bonds which were rated below investment grade of $2.3 billion and had an amortized cost of $3.2 billion. Not included in these below investment grade bonds as of June 30, 2009, were $337.3 million of securities in the Company’s trading securities portfolio. As of June 30, 2009, approximately $27.8 million of the bonds rated below investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $588.0 million of the below investment grade bonds were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The	For The
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009
	(Dollars In Thousands)
Fixed maturities	$804,612	$780,346
Equity securities	27,477	20,217
	$832,089	$800,563

3.             NON-RECOURSE FUNDING OBLIGATIONS

Non-recourse funding obligations outstanding as of June 30, 2009, on a consolidated basis, listed by issuer, are reflected in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company	$800,000	2037	3.50%
Golden Gate II Captive Insurance Company	575,000	2052	1.65%
Total	$1,375,000

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

A number of civil jury verdicts have been returned against insurers, broker dealers and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters.  Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages.  In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review.  In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation and arbitration.  The occurrence of such litigation and arbitration may become more frequent and/or severe when general economic conditions have deteriorated. Although the Company cannot predict the outcome of any such litigation or arbitration, the Company does not believe that any such outcome will have a material impact on its financial condition or results of the operations.

5.             STOCK-BASED COMPENSATION

Performance shares awarded during the six months ended June 30, 2009 and 2008, and the estimated fair value of the awards at grant date are as follows:

Year	Performance	Estimated
Awarded	Shares	Fair Value
(Dollars In Thousands)
2009	—	$—
2008	75,900	$2,900

The criteria for payment of performance awards is based primarily upon a comparison of the Company’s average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if the Company’s results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if the Company’s results are below the 40th percentile of the comparison group, no portion of the award is earned. If the Company’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of the Company’s Common Stock.  As noted in the table above, no awards were granted in the first six months of 2009.

Between 1996 and 2009, stock appreciation rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s Common Stock. The SARs are exercisable either five years after the date of grants or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price for the six months ended June 30, 2009, is as follows:

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2008	$33.33	1,559,573
SARs granted	3.50	910,829
SARs exercised / forfeited	39.53	(5,200)
Balance as of June 30, 2009	$22.30	2,465,202

The SARs issued during the six months ended June 30, 2009, had an estimated fair value at grant date of $0.9 million. The fair value was estimated using a Black-Scholes option pricing model. Assumptions used in the model for the SARs granted (the simplified method under SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”)was used for these awards) were as follows:  expected volatility of 68.5%, risk-free interest rate of 2.7%, a dividend rate of 10.3%, a 0% forfeiture rate, and the expected exercise date was 2015. The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s Common Stock and the market value at the exercise date for each SAR.

Additionally, the Company issued 572,200 restricted stock units at a fair value of $3.50 per unit during the six months ended June 30, 2009.  These awards have a total fair value of $2.0 million.  Approximately half of these restricted stock units vest in 2012 and the remainder vest in 2013.

6.             DEFINED BENEFIT PENSION PLAN AND UNFUNDED EXCESS BENEFITS PLAN

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
Service cost – Benefits earned during the period	$1,889	$2,131	$3,778	$5,038
Interest cost on projected benefit obligation	2,395	2,290	4,790	5,415
Expected return on plan assets	(2,531)	(2,542)	(5,062)	(6,011)
Amortization of prior service cost	(98)	49	(196)	115
Amortization of actuarial losses	568	739	1,136	1,748
Net periodic benefit cost	$2,223	$2,667	$4,446	$6,305

During April of 2009, the Company contributed $2.0 million to the defined benefit pension plan. The Company has not yet determined the aggregate amount that it will contribute to its defined benefit pension plan during the remainder of 2009.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, the Company provides a prescription drug benefit.  The cost of these plans for the three and six months ended June 30, 2009 and 2008, was immaterial to the Company’s financial statements.

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

During the second quarter of 2009, the Company issued 15.5 million shares of common stock through a public offering. This offering generated approximately $132.8 million of net proceeds to the Company.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income	$90,757	$38,184	$112,892	$74,066

Average shares issued and outstanding	76,980,175	70,113,046	73,480,155	70,106,690
Issuable under various deferred compensation plans	913,305	1,003,915	911,326	992,142
Weighted shares outstanding - Basic	77,893,480	71,116,961	74,391,481	71,098,832

Per share:
Basic earnings per share	$1.17	$0.54	$1.52	$1.04

Calculation of diluted earnings per share:
Net income	$90,757	$38,184	$112,892	$74,066

Weighted shares outstanding - Basic	77,893,480	71,116,961	74,391,481	71,098,832
Stock appreciation rights (“SARs”)(a)	330,356	198,789	274,829	188,704
Issuable under various other stock-based compensation plans	304,675	126,849	313,726	160,675
Weighted shares outstanding - Diluted	78,528,511	71,442,599	74,980,036	71,448,211

Per share:
Diluted earnings per share	$1.16	$0.53	$1.51	$1.04

(a) Excludes 1,554,373 and 680,920 SARs as of June 30, 2009 and 2008, respectively, that are antidilutive.  In the event the average market price exceeds the base price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares oustanding for applicable periods.

8.             COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
Net income	$90,757	$38,184	$112,892	$74,066
Change in net unrealized (losses) gains on investments, net of income tax:(three months: 2009 - $337,533; 2008 - $(90,822)
six months: 2009 - $313,087; 2008 - $(246,404))	610,113	(167,889)	566,408	(450,670)
Change in net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2009 - $(2,767); 2008 - $0
six months: 2009 - $(12,388); 2008 - $0)	(5,139)	—	(23,006)	—
Change in accumulated gain (loss)-hedging, net of income tax:
(three months: 2009 - $2,463; 2008 - $9,363
six months: 2009 - $10,321; 2008 - $3,418)	4,186	17,468	18,578	6,760
Minimum pension liability adjustment, net of income tax:
(three months: 2009 - $178; 2008 - $160
six months: 2009 - $355; 2008 - $316)	331	317	660	633
Reclassification adjustment for investment amounts included in net income, net of income tax:
(three months: 2009 - $9,674; 2008 - $23,440
six months: 2009 - $39,523; 2008 - $20,409)	17,730	43,093	72,153	37,583
Reclassification adjustment for hedging amounts included in net income, net of income tax:
(three months: 2009 - $565; 2008 - $601
six months: 2009 - $302; 2008 - $338)	1,264	737	544	1
Comprehensive income (loss)	$719,242	$(68,090)	$748,229	$(331,627)

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

•                  The Annuities segment markets and supports fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions and independent agents and brokers.

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

•                  The Corporate and Other segment primarily consists of net investment income, including the impact of carrying excess liquidity, and expenses not attributable to the segments above (including net investment income on capital and interest on debt).  This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

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

The following tables summarize financial information for the Company’s segments.  Asset adjustments represent the inclusion of assets related to discontinued operations:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
Revenues
Life Marketing	$267,194	$235,067	$549,045	$495,986
Acquisitions	201,518	200,942	400,752	406,577
Annuities	134,485	95,956	264,430	178,216
Stable Value Products	57,490	79,570	124,054	163,364
Asset Protection	68,148	75,343	135,003	148,276
Corporate and Other	56,496	7,821	34,012	17,884
Total revenues	$785,331	$694,699	$1,507,296	$1,410,303
Segment Operating Income (Loss)
Life Marketing	$37,179	$38,127	$79,689	$84,576
Acquisitions	35,041	34,514	68,662	68,090
Annuities	21,495	9,487	20,920	11,976
Stable Value Products	16,976	17,545	37,183	33,761
Asset Protection	4,656	6,664	10,936	16,516
Corporate and Other	9,648	(2,093)	401	(32,066)
Total segment operating income	124,995	104,244	217,791	182,853
Realized investment gains (losses) - investments(1)	127,770	(111,916)	(3,977)	(141,035)
Realized investment gains (losses) - derivatives(2)	(112,547)	65,151	(41,440)	69,250
Income tax expense	(49,461)	(19,295)	(59,482)	(37,002)
Net income	$90,757	$38,184	$112,892	$74,066

(1) Realized investment gains (losses) - investments	$126,828	$(112,411)	$(4,841)	$(140,456)
Less: related amortization of DAC	(942)	(495)	(864)	579
	$127,770	$(111,916)	$(3,977)	$(141,035)

(2) Realized investment gains (losses) - derivatives	$(97,991)	$65,087	$(5,558)	$63,430
Less: settlements on certain interest rate swaps	1,163	1,786	3,401	2,270
Less: derivative activity related to certain annuities	13,393	(1,850)	32,481	(8,090)
	$(112,547)	$65,151	$(41,440)	$69,250

	Operating Segment Assets
	As of June 30, 2009
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$8,242,634	$9,216,491	$8,477,597	$4,124,319
Deferred policy acquisition costs and value of business acquired	2,414,449	907,568	456,927	13,812
Goodwill	10,192	46,460	—	—
Total assets	$10,667,275	$10,170,519	$8,934,524	$4,138,131

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$790,132	$5,495,565	$25,938	$36,372,676
Deferred policy acquisition costs and value of business acquired	102,918	4,414	—	3,900,088
Goodwill	62,670	83	—	119,405
Total assets	$955,720	$5,500,062	$25,938	$40,392,169

	Operating Segment Assets
	As of December 31, 2008
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$7,874,075	$9,572,548	$7,530,551	$4,944,830
Deferred policy acquisition costs and value of business acquired	2,580,806	956,436	528,310	15,575
Goodwill	10,192	48,009	—	—
Total assets	$10,465,073	$10,576,993	$8,058,861	$4,960,405

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$878,280	$4,424,754	$26,136	$35,251,174
Deferred policy acquisition costs and value of business acquired	114,615	4,579	—	4,200,321
Goodwill	62,670	83	—	120,954
Total assets	$1,055,565	$4,429,416	$26,136	$39,572,449

10.          GOODWILL

During the six months ended June 30, 2009, the Company decreased its goodwill balance by approximately $1.5 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during the first six months of 2009 on the portion of tax goodwill in excess of GAAP basis goodwill. As of June 30, 2009, the Company had an aggregate goodwill balance of $119.4 million.

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

The Company’s material goodwill balances are attributable to its business segments. As previously noted, the Company’s operating segments’ discounted cash flows supported the goodwill balance as of December 31, 2008. In the Company’s view, the reduction in market cap is primarily attributable to illiquidity of credit markets and capital markets, concern related to its investment portfolio’s unrealized loss positions, impairments recognized during 2008, and an overall fear of the capital levels and potential economic impacts to financial services companies. We believe that these concerns arose primarily from the other-than-temporary impairments of investments recorded in the Corporate and Other segment during 2008. The Company monitors the aggregate fair value of its reporting units as a comparison to its overall market capitalization. The Company believes the factors that led to the decline in market cap primarily impacted it at a corporate level, and largely within the Corporate and Other segment, which does not carry a material balance of goodwill, as opposed to impacting the prescribed and inherent fair values of the Company’s other operating segments and reporting units.  As a result, in the Company’s view, the decrease in its market cap does not invalidate the Company’s discounted cash flow results.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Asset-backed securities	$—	$376,369	$724,186	$1,100,555
Commerical mortgage-backed securities	—	147,950	817,585	965,535
Residental mortgage-backed securities	—	3,671,748	30	3,671,778
US government and authorities	107,839	17,188	—	125,027
State, municipalities and political subdivisions	—	131,915	89	132,004
Public utilities	—	—	—	—
All other corporate bonds	—	11,407,350	84,577	11,491,927
Redeemable preferred stocks	—	—	—	—
Convertible bonds with warrants	—	25	—	25
Total fixed maturity securities - available-for-sale	107,839	15,752,545	1,626,467	17,486,851
Fixed maturity securities - trading	240,654	2,747,980	86,355	3,074,989
Total fixed maturity securities	348,493	18,500,525	1,712,822	20,561,840
Equity securities	185,552	14,172	69,384	269,108
Other long-term investments (1)	21	26,186	156,386	182,593
Short-term investments	1,772,250	68,235	664	1,841,149
Total investments	2,306,316	18,609,118	1,939,256	22,854,690
Cash	206,540	—	—	206,540
Other assets	4,063	—	—	4,063
Assets related to separate acccounts
Variable annuity	2,257,859	—	—	2,257,859
Variable universal life	259,511	—	—	259,511
Total assets measured at fair value on a recurring basis	$5,034,289	$18,609,118	$1,939,256	$25,582,663

Liabilities:
Annuity account balances (2)	$—	$—	$152,427	$152,427
Other liabilities (1)	—	65,799	66,131	131,930
Total liabilities measured at fair value on a recurring basis	$—	$65,799	$218,558	$284,357

(1)  Includes certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed and asset-backed securities (3)	$—	$4,693,445	$1,538,561	$6,232,006
US government and authorities	55,672	17,151	—	72,823
State, municipalities and political subdivisions	—	29,879	93	29,972
Public utilities	—	1,667,414	—	1,667,414
All other corporate bonds	—	8,771,411	88,806	8,860,217
Redeemable preferred stocks	—	—	36	36
Convertible bonds with warrants	—	19	—	19
Total fixed maturity securities - available-for-sale	55,672	15,179,319	1,627,496	16,862,487
Fixed maturity securities - trading	375,025	2,828,823	32,645	3,236,493
Total fixed maturity securities	430,697	18,008,142	1,660,141	20,098,980
Equity securities	214,413	11,309	76,410	302,132
Other long-term investments (1)	48	5,901	256,973	262,922
Short-term investments	985,950	72,395	1,161	1,059,506
Total investments	1,631,108	18,097,747	1,994,685	21,723,540
Cash	149,358	—	—	149,358
Other assets	3,985	—	—	3,985
Assets related to separate acccounts
Variable annuity	2,027,470	—	—	2,027,470
Variable universal life	242,944	—	—	242,944
Total assets measured at fair value on a recurring basis	$4,054,865	$18,097,747	$1,994,685	$24,147,297

Liabilities:
Annuity account balances (2)	$—	$—	$152,762	$152,762
Other liabilities (1)	3,179	123,006	113,311	239,496
Total liabilities measured at fair value on a recurring basis	$3,179	$123,006	$266,073	$392,258

(1)  Includes certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

(3)  Includes asset-backed securities, commercial mortgage-backed securities, and residental mortgage-backed securities.

Determination of fair values

The valuation methodologies used to determine the fair values of assets and liabilities under the guidance within SFAS No. 157 reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available. The Company also determines certain fair values based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments within the scope of SFAS No. 157, as listed in the above table.

Fixed Maturity, Short-Term, and Equity Securities

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Third party pricing services price over 90% of the Company’s fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company generally obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.

The pricing matrix used by the Company begins with current spread levels to determine the market price for the security. The credit spreads, assigned by brokers, incorporate the issuer’s credit rating, liquidity discounts, weighted-average of contracted cash flows, and risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The Company uses credit ratings provided by nationally recognized rating agencies.

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly.

In accordance with SFAS No. 157, the Company has analyzed the third party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS No. 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price was classified into Level 1, 2 or 3. Most prices provided by third party pricing services are classified into Level 2 because the significant inputs used in pricing the securities are market observable and the observable inputs are corroborated by the Company. Since the matrix pricing of certain debt securities includes significant non-observable inputs, they are classified as Level 3.

Derivatives

Derivative instruments are valued using exchange prices, independent broker quotations or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2009, 63.2% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analysis.

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

GMWB Embedded Derivative

The GMWB embedded derivative is marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ significant unobservable inputs, such as lapses, policyholder behavior, equity market returns, interest rates, the Company’s nonperformance risk measure, and market volatility. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. As a result, the GMWB embedded derivative is categorized as Level 3.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2009, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (Losses)
							Included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					Related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		Still Held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Asset-backed securities	$705,397	$—	$19,011	$(222)	$—	$724,186	$—
Commercial mortgage-backed securities	851,721	—	(24,517)	(9,619)	—	817,585	—
Residential mortgage-backed securities	32	—	—	(2)	—	30	—
State, municipalities and political subdivisions	93	—	—	(4)	—	89	—
All other corporate bonds	94,180	(153)	(1,814)	1,542	(9,178)	84,577	—
Total fixed maturity securities - available-for-sale	1,651,423	(153)	(7,320)	(8,305)	(9,178)	1,626,467	—
Fixed maturity securities - trading	39,008	3,044	—	44,281	22	86,355	3,016
Total fixed maturity securities	1,690,431	2,891	(7,320)	35,976	(9,156)	1,712,822	3,016
Equity securities	69,083	—	335	(34)	—	69,384	—
Other long-term investments (1)	278,916	(122,530)	—	—	—	156,386	(122,530)
Short-term investments	837	—	(70)	—	(103)	664	—
Total investments	2,039,267	(119,639)	(7,055)	35,942	(9,259)	1,939,256	(119,514)
Total assets measured at fair value on a recurring basis	$2,039,267	$(119,639)	$(7,055)	$35,942	$(9,259)	$1,939,256	$(119,514)

Liabilities:
Annuity account balances (2)	$152,826	$(2,214)	$—	$2,613	$—	$152,427	$—
Other liabilities (1)	54,877	(11,254)	—		—	66,131	(11,254)
Total liabilities measured at fair value on a recurring basis	$207,703	$(13,468)	$—	$2,613	$—	$218,558	$(11,254)

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2008, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (Losses)
							Included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					Related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		Still Held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed securities (3)	$2,142,256	$—	$35,301	$(47,895)	$(11,934)	$2,117,728	$—
State, municipalities and political subdivisions	9,294	—	(266)	(3)	—	9,025	—
Public utilities	176,532	—	(4,798)	18,430	—	190,164	—
All other corporate bonds	2,318,786	—	(57,623)	164,054	1,990	2,427,207	—
Redeemable preferred stocks	36	—	—	—	—	36	—
Convertible bonds with warrants	37	—	1	1	—	39	—
Total fixed maturity securities - available-for-sale	4,646,941	—	(27,385)	134,587	(9,944)	4,744,199	—
Fixed maturity securities - trading	728,719	(13,572)	—	(26,999)	(111,724)	576,424	(12,040)
Total fixed maturity securities	5,375,660	(13,572)	(27,385)	107,588	(121,668)	5,320,623	(12,040)
Equity securities	18,046	—	1	51,541	(22)	69,566	—
Other long-term investments (1)	8,460	35,962	—	—	—	44,422	35,962
Short-term investments	46,323	—	—	—	(605)	45,718	—
Total investments	5,448,489	22,390	(27,384)	159,129	(122,295)	5,480,329	23,922
Total assets measured at fair value on a recurring basis	$5,448,489	$22,390	$(27,384)	$159,129	$(122,295)	$5,480,329	$23,922

Liabilities:
Annuity account balances (2)	$146,017	$1,557	$—	$(2,119)	$—	$146,579	$1,557
Other liabilities (1)	18,091	11,632	—	—	—	6,459	11,632
Total liabilities measured at fair value on a recurring basis	$164,108	$13,189	$—	$(2,119)	$—	$153,038	$13,189

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

(3)  Includes asset-backed securities, commercial mortgage-backed securities, and residental mortgage-backed securities.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2009, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (Losses)
							Included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					Related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		Still Held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Asset-backed securities	$682,710	$(31)	$41,972	$(465)	$—	$724,186	$—
Commercial mortgage-backed securities	855,817	—	(22,438)	(15,794)	—	817,585	—
Residential mortgage-backed securities	34	—	—	(4)	—	30	—
State, municipalities and political subdivisions	93	—	—	(4)	—	89	—
All other corporate bonds	88,842	(49)	(877)	(15,606)	12,267	84,577	—
Total fixed maturity securities - available-for-sale	1,627,496	(80)	18,657	(31,873)	12,267	1,626,467	—
Fixed maturity securities - trading	32,645	3,537	—	75,493	(25,320)	86,355	3,104
Total fixed maturity securities	1,660,141	3,457	18,657	43,620	(13,053)	1,712,822	3,104
Equity securities	76,411	—	566	(7,593)		69,384	—
Other long-term investments (1)	256,973	(100,587)	—	—	—	156,386	(100,587)
Short-term investments	1,161	—	(286)	—	(211)	664	—
Total investments	1,994,686	(97,130)	18,937	36,027	(13,264)	1,939,256	(97,483)
Total assets measured at fair value on a recurring basis	$1,994,686	$(97,130)	$18,937	$36,027	$(13,264)	$1,939,256	$(97,483)

Liabilities:
Annuity account balances (2)	$152,762	$(1,268)	$—	$1,603	$—	$152,427	$—
Other liabilities (1)	113,311	47,180	—	—	—	66,131	47,180
Total liabilities measured at fair value on a recurring basis	$266,073	$45,912	$—	$1,603	$—	$218,558	$47,180

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2008, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (Losses)
							Included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					Related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		Still Held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed securities (3)	$1,290,299	$—	$(153,696)	$849,739	$131,386	$2,117,728	$—
State, municipalities and political subdivisions	9,126	—	(98)	(3)	—	9,025	—
Public utilities	176,473	—	(4,588)	18,279	—	190,164	—
All other corporate bonds	2,248,703	—	(101,303)	277,817	1,990	2,427,207	—
Redeemable preferred stocks	36	—	—	—	—	36	—
Convertible bonds with warrants	227	—	(46)	(142)	—	39	—
Total fixed maturity securities - available-for-sale	3,724,864	—	(259,731)	1,145,690	133,376	4,744,199	—
Fixed maturity securities - trading	874,380	(25,490)	—	(163,598)	(108,868)	576,424	(23,902)
Total fixed maturity securities	4,599,244	(25,490)	(259,731)	982,092	24,508	5,320,623	(23,902)
Equity securities	18,135	—	(88)	51,540	(21)	69,566	—
Other long-term investments (1)	2,951	41,471	—	—	—	44,422	41,471
Short-term investments	66,327	—	—	—	(20,609)	45,718	—
Total investments	4,686,657	15,981	(259,819)	1,033,632	3,878	5,480,329	17,569
Total assets measured at fair value on a recurring basis	$4,686,657	$15,981	$(259,819)	$1,033,632	$3,878	$5,480,329	$17,569

Liabilities:
Annuity account balances (2)	$143,634	$(169)	$—	$(2,776)	$—	$146,579	$(169)
Other liabilities (1)	39,168	32,709	—		—	6,459	32,709
Total liabilities measured at fair value on a recurring basis	$182,802	$32,540	$—	$(2,776)	$—	$153,038	$32,540

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

(3)  Includes asset-backed securities, commercial mortgage-backed securities, and residental mortgage-backed securities.

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

For the three and six months ended June 30, 2009, there were no material transfers into or out of Level 3.

Estimated Fair Value of Financial Instruments

The Company determines the carrying amounts and estimated fair value of our financial instruments in compliance with FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”) and SFAS No. 157.  The carrying amounts and estimated fair values of our financial instruments as of the periods shown below are as follows:

Total Realized and Unrealized

	As of
	June 30,		December 31,
	2009		2008
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets
Mortgage loans on real estate	$3,846,417	$4,143,305	$3,848,288	$4,571,259
Policy loans	792,853	792,853	810,933	810,933

Liabilities
Stable value product account balances	$4,138,131	$4,320,100	$4,960,405	$5,104,268
Annuity account balances	9,596,476	9,237,684	9,357,427	8,976,336

Debt
Bank borrowings	$230,000	$230,000	$155,000	$155,000
Senior and Medium-Term Notes	559,852	515,540	559,852	452,382
Subordinated debt securities	524,743	391,503	524,743	285,103
Non-recourse funding obligations	1,375,000	1,015,547	1,375,000	713,742

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

Stable value product and Annuity account balance

As of June 30, 2009, the Company estimated the fair value of stable value product account balances and annuity account balances using models based on discounted estimated cash flows. The discount rates used in the models were based on a current market rate for similar financial instruments.

Bank borrowings

The Company believes the fair value of its bank borrowings approximates carrying value. These borrowings that are outstanding under the Company’s credit facility, are discussed further in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”.

Non-recourse funding obligations

As of June 30, 2009, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. Given current market conditions, the fair value of the Company’s non-recourse funding obligations differs significantly from book value. The discount rates used in the models was based on a current market yield for similar financial instruments. Due to the large spread between the required market yield and the current interest rate the fair value is significantly less than the carrying amount.

The Company has changed the valuation methodology for annuity account balances and non-recourse debt obligations from the prior year to comply with the guidance set forth in SFAS No. 157.

12.          INCOME TAXES

There have been no material changes to the balance of unrecognized income tax benefits which impacted earnings during the three and six months ended June 30, 2009. The Company does not expect to have any material adjustments, within the next twelve months, to its balance of unrecognized income tax benefits in any of the tax jurisdictions in which it conducts its business operations.

In general, Accounting Principles Board Opinion No. 28, Interim Financial Reporting, requires that a company compute its interim period effective income tax rate based upon its expectation of what such rate will be at year-end. An exception is made when such a rate cannot be reasonably estimated as of the current interim period. Accordingly, it is then appropriate to compute an effective income tax rate based upon year-to-date reported net income. Due to the investment losses reported by the Company in the first half of 2009, and the unpredictability of additional losses and certain elements of operating income in the remaining half of 2009, the Company is unable to reasonably estimate its annual income. Based on this fact and the related accounting guidance, the Company has therefore computed its effective income tax rate for the six months ended June 30, 2009, based upon its reported net income for the period.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, and therefore the Company did not record a valuation allowance against its material deferred tax assets as of June 30, 2009.

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

The Company has sold credit default protection on liquid traded indices to enhance the return on its investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly issued fixed maturity cash investments. The credit default swaps relate to the High Yield Series 8 Index and the Investment Grade Series 9 Index and have terms to June 2014 and December 2017, respectively. Defaults within the High Yield

Series 8 Index that exceeded the 25% attachment point would require the Company to perform under the credit default swaps, up to the 35% exhaustion point. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require the Company to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the credit derivatives is $45.0 million. As of June 30, 2009, the fair value of the credit derivatives was a liability of $9.8 million. As of June 30, 2009, the Company had collateral of $9.3 million posted with the counterparties to credit default swaps. The collateral is counterparty specific and is not tied to any one contract. If the credit default swaps needed to be settled immediately, the Company would need to post an additional payment of $0.5 million.

As a result of the ongoing disruption in the credit markets, the fair value of these derivatives has fluctuated in response to changing market conditions. The Company believes that the unrealized loss recorded on the $45.0 million notional of credit default swaps is not indicative of the economic value of the investment.

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

•                  The Company uses certain interest rate swaps to mitigate interest rate risk related to floating rate exposures.

•                  The Company uses other swaps, options, and swaptions to manage the interest rate risk in its mortgage-backed security portfolio.

•                  The Company is involved in various modified coinsurance and funds withheld arrangements which, in accordance with Derivatives Implementation Group (“DIG”) B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives that must report changes in fair value through current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes which offset the gains or losses on these embedded derivatives.

•                  The Company utilizes S&P 500® options to mitigate the risk associated with equity indexed annuity contracts.

•                  The Company markets certain variable annuity products with a GMWB rider. Under SFAS No. 133, the GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

•                  The Company entered into credit default swaps and various other derivative positions to enhance the return on its investment portfolio.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of June 30, 2009
	Notional	Fair
	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as SFAS No. 133 hedging instruments:
Interest rate	$125,000	$21,601
Embedded derivative - Modco reinsurance treaties	2,001,505	148,073
Embedded derivative - GMWB	354,358	8,305
Embedded derivative - GMAB	1,170	9
Other	99,259	4,605
	$2,581,292	$182,593
Other liabilities
Cash flow hedges:
Inflation	$343,526	$32,702
Interest rate	175,000	13,610
Derivatives not designated as SFAS No. 133 hedging instruments:
Credit default swaps	45,000	9,790
Interest rate	110,000	7,417
Embedded derivative - Modco reinsurance treaties	1,043,889	56,594
Embedded derivative GMWB	320,287	9,373
Embedded derivative GMAB	6,598	164
Other	35,064	2,280
	$2,079,364	$131,930

Gain (Loss) on Derivatives in Cash Flow Hedging Relationships

	For The Three Months Ended			For The Six Months Ended
	June 30, 2009			June 30, 2009
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income	gains (losses)	expenses	income
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$(8,810)	$—	$—	$3,864
Inflation	—	—	24,038	—	—	25,036

Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion):
Interest rate	$—	$(1,781)	$—	$—	$(3,897)	$—
Inflation	—	(2,623)	—	—	(4,469)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$247	$—	$—	$954	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $1.8 million out of accumulated other comprehensive income into earnings during the next twelve months.

Gain (Loss) on Derivatives Not Designated as SFAS No. 133 Hedging Instruments

Realized investment gains (losses) - derivative financial instruments

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(Dollars In Thousands)
Interest rate risk
Mortgage loan commitments	$4,593	$6,889
Interest rate swaps	22,169	36,359
Credit risk	6,887	2,551
Embedded derivative - Modco reinsurance treaties	(146,420)	(85,788)
Embedded derivative - GMWB and GMAB	12,636	32,381
Other	2,144	2,050
	$(97,991)	$(5,558)

Realized investment gains (losses) - all other investments

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
(Dollars In Thousands)

Fixed income Modco trading portfolio(1)	$154,786	$108,908

(1)  The Company elected to include the use of alternate disclosures for trading activities.

14.          SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2009, and through the consolidated condensed financial statement issuance date of August 7, 2009. The Company has not evaluated subsequent events after that date for presentation in these consolidated condensed financial statements.

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

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties and other factors that could affect our future results, please see Part I, Item II, Risks and Uncertainties and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

•                  Annuities - We market and support fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions and independent agents and brokers.

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

•                  Corporate and Other - This segment primarily consists of net investment income, including the impact of carrying excess liquidity, and expenses not attributable to the segments above (including net investment income on capital and interest on debt) and a trading portfolio that was previously part of a variable interest entity. This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

EXECUTIVE SUMMARY

Our core operating fundamentals contributed to our continued success in the second quarter and attributed to a positive net income of $112.9 million and solid operating income in our business segments for the six months ended June 30, 2009. In addition, we continue to focus on initiatives designed to weather the current economic climate such as shifting our focus to products that are less capital intensive, implementing pricing initiatives, maintaining a strong distribution network, and reducing sales with less attractive spread levels. In addition, during the second quarter of 2009, we issued 15.5 million shares of common stock through a public offering. This offering generated approximately $132.8 million of net proceeds to the Company.

During the six months ended June 30, 2009, our pre-tax operating earnings increased $34.9 million compared to the six months ended June 30, 2008, primarily as a result of $67.9 million of favorable mark-to-market change recorded on our trading portfolio, equity indexed annuity product line and embedded derivatives compared to the prior year’s quarter, partially offset by $19.2 million of unfavorable unlocking in our variable annuity product line and reduced yields as we continue to hold a large balance of cash and short-term investments to maintain ample liquidity.

The following table reflects a reconciliation of after-tax operating income to net income for the periods presented:

	For the	For the
	Six Months Ended	Six Months Ended
(Dollars In Thousands; net of income tax)	June 30, 2009	June 30, 2008	Variance
After-tax Operating Income	$142,413	$120,726	$21,687
Realized investment gains (losses) and related amortization
Investments	(2,585)	(91,673)	89,088
Derivatives	(26,936)	45,013	(71,949)
Net Income	$112,892	$74,066	$38,826

For more information regarding our realized investment and derivative gains (losses), refer to the “Realized Gains and Losses” discussion on page 80.

During the second quarter of 2009, we experienced improvement in our net unrealized loss position. At June 30, 2009, our net unrealized loss position was $1.8 billion, prior to tax and deferred acquisition costs (“DAC”) offsets and $1.0 billion, after tax and DAC offsets. While we do not believe that this level of losses will be realized, we cannot be certain when or what percentage of the positions will recover. Until a material amount of these positions recover in value, our GAAP equity balance will continue to be depressed.

The effective tax rate for the six months ended June 30, 2009, was approximately 34.5% compared to a rate of 33.3% for the same period in the prior year. The effective tax rate for the first six months of 2009, was higher than the comparable period a year ago due to current economic conditions which have caused a reduction in favorable tax deductions.

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

•                  the amount of statutory capital we have and must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly and is sensitive to a number of factors;

•                  we are a holding company and depend on the ability of our subsidiaries to transfer funds to us to meet our obligations and pay dividends;

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

For more information about the risks, uncertainties, and other factors that could affect our future results, please see Part II, Item 1A of this report and our Annual and Quarterly Reports on Forms 10K and 10Q.

CRITICAL ACCOUNTING POLICIES

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements. A discussion of various critical accounting policies that have changed since filing our Form 10-K for the year ended December 31, 2008, is presented below. For a more complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

There were no significant changes to our accounting policies during the three months ended June 30, 2009, other than those related to credit losses and the adoption of FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, as discussed in Note 2, Investment Operations, and the following:

Guaranteed minimum withdrawal benefits - We establish liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on our variable annuity products. The GMWB is valued in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) which utilizes the valuation technique prescribed by FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which requires the liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, our nonperformance risk measure and market volatility. We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity Guaranteed Minimum Death Benefit (“GMDB”) Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In the first quarter of 2009, the assumption for long term volatility used for projection purposes was updated to reflect recent market conditions. The liability calculation was also changed to reflect a rate increase for all GMWB policyholders.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$37,179	$38,127	(2.5)%	$79,689	$84,576	(5.8)%
Acquisitions	35,041	34,514	1.5	68,662	68,090	0.8
Annuities	21,495	9,487	n/m	20,920	11,976	74.7
Stable Value Products	16,976	17,545	(3.2)	37,183	33,761	10.1
Asset Protection	4,656	6,664	(30.1)	10,936	16,516	(33.8)
Corporate and Other	9,648	(2,093)	n/m	401	(32,066)	n/m
Total segment operating income	124,995	104,244	19.9	217,791	182,853	19.1
Realized investment gains (losses) - investments(1)(3)	127,770	(111,916)		(3,977)	(141,035)
Realized investment gains (losses) - derivatives(2)	(112,547)	65,151		(41,440)	69,250
Income tax benefit (expense)	(49,461)	(19,295)		(59,482)	(37,002)
Net income	$90,757	$38,184	n/m	$112,892	$74,066	52.4

(1) Realized investment gains (losses) - investments(3)	$126,828	$(112,411)		$(4,841)	$(140,456)
Less: related amortization of DAC	(942)	(495)		(864)	579
	$127,770	$(111,916)		$(3,977)	$(141,035)

(2) Realized investment gains (losses) - derivatives	$(97,991)	$65,087		$(5,558)	$63,430
Less: settlements on certain interest rate swaps	1,163	1,786		3,401	2,270
Less: derivative activity related to certain annuities	13,393	(1,850)		32,481	(8,090)
	$(112,547)	$65,151		$(41,440)	$69,250

(3)  Includes other-than-temporary impairments of $41.0 million and $130.8 million for the three and six months ended June 30, 2009, respectively.

For The Three Months Ended June 30, 2009 compared to The Three Months Ended June 30, 2008

Net income for the three months ended June 30, 2009, included a $20.8 million, or 19.9%, increase in segment operating income. The increase was primarily related to an $11.7 million increase in operating income in the Corporate and Other segment, a $12.0 million improvement in operating earnings in the Annuities segment, and a $0.5 million increase in the Acquisitions segment.  These increases were partially offset by a $2.0 million decrease in the Asset Protection segment, a $0.9 million decrease in the Life Marketing segment and a $0.6 million decrease in the Stable Value segment.  Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment increased operating earnings by $29.6 million for the three months ended June 30, 2009.

We experienced net realized gains of $28.8 million for the three months ended June 30, 2009, compared to net realized losses of $47.3 million for the same period of 2008. The gains realized for the three months ended June 30, 2009, were partially offset by $41.0 million of credit related other-than-temporary impairment charges related to Alt-A, prime residential mortgage-backed, and other corporate securities.

•                  Life Marketing segment operating income was $37.2 million for the three months ended June 30, 2009, representing a decrease of $0.9 million, or 2.5%, from the three months ended June 30, 2008. The decrease was primarily due to lower allocated investment income on the traditional line of business, increased benefits expenses, and higher operating expenses.  These reductions to income were partially offset by more favorable mortality than expected.

•                  Acquisitions segment operating income was $35.0 million for the three months ended June 30, 2009, an increase of $0.5 million, or 1.5%, compared to the three months ended June 30, 2008, primarily due to lower operating expenses and improved mortality results on the non-Chase business, partially offset by expected runoff of the blocks of business.

•                  Annuities segment operating income was $21.5 million for the three months ended June 30, 2009, representing an increase of $12.0 million over the three months ended June 30, 2008. This change included a $5.3 million variance related to positive fair value changes, of which $1.7 million of negative fair value changes related to the equity indexed annuity product (“EIA”) and $7.0 million of positive changes related to embedded derivatives associated with the variable annuity GMWB rider.  The variable annuity GMDB reserves had a favorable variance of $2.8 million versus the prior year’s quarter.  The segment experienced wider spreads and the continued growth of the single premium deferred annuity (“SPDA”) and market value adjusted (“MVA”) lines, which accounted for a $3.4 million and $1.0 million increase in earnings, respectively.

•                  Stable Value Products segment operating income was $17.0 million and decreased $0.6 million, or 3.2%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease in operating earnings resulted from a decline in average account values, partially offset by higher operating spreads.  In addition, $0.3 million in other income was generated from the early retirement of funding agreements backing medium-term notes during the second quarter of 2009. The operating spread increased 23 basis points to 157 basis points during the three months ended June 30, 2009, compared to an operating spread of 134 basis points during the three months ended June 30, 2008.

•                  Asset Protection segment operating income was $4.7 million, representing a decrease of $2.0 million, or 30.1%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Earnings from core product lines decreased $2.9 million, or 38.4%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  Within the segment’s core product lines, service contract earnings declined $4.6 million, or 55.3%, compared to the same period in the prior year, primarily as a result of weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings increased $0.5 million compared to the prior year as a result of lower expenses.  Earnings from other products increased $2.1 million compared to the same period in the prior year primarily due to non-recurring litigation costs of $1.0 million that occurred in the second quarter of 2008.

•                  Corporate and Other segment operating income was $9.6 million, an improvement of $11.7 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to positive mark-to-market adjustments of $22.6 million on a $328.2 million portfolio of securities designated for trading, representing an $18.3 million more favorable impact than for the three months ended June 30, 2008.  This increase was partially offset by reduced yields on a large balance of cash and short-term investments.

For The Six Months Ended June 30, 2009 compared to The Six Months Ended June 30, 2008

Net income for the six months ended June 30, 2009, included a $34.9 million, or 19.1%, increase in segment operating income. The increase was primarily related to a $32.5 million increase in operating income in the Corporate and Other segment, an $8.9 million improvement in operating earnings in the Annuities segment, a $3.4 million increase in the Stable Value segment, and a $0.6 million improvement in the Acquisitions segment.  These increases were partially offset by a $4.9 million decrease in the Life Marketing segment and a $5.6 million decrease in the Asset Protection segment.  Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment increased operating earnings by $47.9 million in the six months ended June 30, 2009.

We experienced net realized losses of $10.4 million for the six months ended June 30, 2009, compared to $77.0 million for the same period of 2008. The losses realized for the six months ended June 30, 2009, included $130.8 million of credit related other-than-temporary impairment charges related to AbitibiBowater bonds, Citigroup preferred stock holdings, an IdeaArc bank loan, Alt-A mortgage-backed securities, prime residential mortgage-backed securities and other corporate securities. These losses were partially offset by realized gains on portfolio activity and derivatives.

•                  Life Marketing segment operating income was $79.7 million for the six months ended June 30, 2009, representing a decrease of $4.9 million, or 5.8%, from the six months ended June 30, 2008. The decrease was primarily due to lower allocated investment income on the traditional line of business, increased benefits expenses, and higher operating expenses.  These reductions to income were partially offset by more favorable mortality than expected.

•                  Acquisitions segment operating income was $68.7 million for the six months ended June 30, 2009, an increase of $0.6 million, or 0.8%, compared to the six months ended June 30, 2008, primarily due to lower operating expenses and improved mortality results on the non-Chase business, partially offset by expected runoff of the blocks of business.

•                  Annuities segment operating income was $20.9 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, an increase of $8.9 million.  This change included a favorable $22.5 million variance related to fair value changes, of which $4.2 million related to the EIA product and $18.3 million related to embedded derivatives associated with the variable annuity GMWB rider.  Offsetting this favorable change, an unfavorable DAC unlocking in the variable annuity line of business reduced earnings by $19.2 million in the first quarter of 2009. In addition, unfavorable mortality in the segment’s single premium immediate annuity (“SPIA”) block reduced earnings in the six months ended June 30, 2009, by $13.2 million, a $2.0 million unfavorable variance compared to the six months ended June 30, 2008. These decreases were partially offset by wider spreads and the continued growth of the SPDA and MVA lines, which accounted for a $4.8 million and $2.7 million increase in earnings, respectively.

•                  Stable Value Products segment operating income was $37.2 million and increased $3.4 million, or 10.1%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The increase in operating earnings resulted from a higher operating spread due to lower liability costs, and was partially offset by a decline in average account values. In addition, $1.9 million in other income was generated from the early retirement of funding agreements backing medium-term notes during the six months ended June 30, 2009. The operating spread increased 31 basis points to 161 basis points during the six months ended June 30, 2009, compared to an operating spread of 130 basis points during the six months ended June 30, 2008.

•                  Asset Protection segment operating income was $10.9 million, representing a decrease of $5.6 million, or 33.8%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Earnings from core product lines decreased $6.5 million, or 36.9%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Within the segment’s core product lines, service contract earnings declined $7.5 million, or 46.3%, compared to the same period in the prior year, primarily due to weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.2 million, or 14.6%, compared to the prior year. Earnings from other products increased $2.1 million compared to the same period in the prior year primarily due to the non-recurring litigation costs of $1.0 million that occurred in the second quarter of 2008.

•                  Corporate and Other segment operating income increased $32.5 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to positive mark-to-market adjustments of $29.4 million on the trading portfolio, representing a $45.4 million more favorable impact than for the six months ended June 30, 2008.  This increase was partially offset by reduced yields on a large balance of cash and short-term investments.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$397,195	$377,807	5.1%	$772,853	$736,590	4.9%
Reinsurance ceded	(241,002)	(255,739)	(5.8)	(448,166)	(463,604)	(3.3)
Net premiums and policy fees	156,193	122,068	28.0	324,687	272,986	18.9
Net investment income	90,833	86,989	4.4	184,360	171,945	7.2
Other income	20,168	26,010	(22.5)	39,998	51,055	(21.7)
Total operating revenues	267,194	235,067	13.7	549,045	495,986	10.7
BENEFITS AND EXPENSES
Benefits and settlement expenses	189,101	161,861	16.8	384,511	339,639	13.2
Amortization of deferred policy acquisition costs	33,404	27,234	22.7	69,132	54,157	27.7
Other operating expenses	7,510	7,845	(4.3)	15,713	17,614	(10.8)
Total benefits and expenses	230,015	196,940	16.8	469,356	411,410	14.1
OPERATING INCOME	37,179	38,127	(2.5)	79,689	84,576	(5.8)
INCOME BEFORE INCOME TAX	$37,179	$38,127	(2.5)	$79,689	$84,576	(5.8)

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$26,102	$26,881	(2.9)%	$49,253	$53,889	(8.6)%
Universal life	12,796	12,581	1.7	25,615	27,244	(6.0)
Variable universal life	854	1,679	(49.1)	1,496	3,283	(54.4)
	$39,752	$41,141	(3.4)	$76,364	$84,416	(9.5)
Sales By Distribution Channel
Brokerage general agents	$25,783	$23,545	9.5	$47,247	$47,941	(1.4)
Independent agents	7,084	9,331	(24.1)	14,364	18,183	(21.0)
Stockbrokers / banks	6,509	7,307	(10.9)	13,682	15,754	(13.2)
BOLI / other	376	958	(60.8)	1,071	2,538	(57.8)
	$39,752	$41,141	(3.4)	$76,364	$84,416	(9.5)
Average Life Insurance In-force(1)
Traditional	$487,972,776	$472,364,865	3.3	$485,862,761	$468,422,436	3.7
Universal life	53,163,035	52,515,937	1.2	53,067,391	52,735,093	0.6
	$541,135,811	$524,880,802	3.1	$538,930,152	$521,157,529	3.4
Average Account Values
Universal life	$5,354,527	$5,253,016	1.9	$5,353,024	$3,137,075	70.6
Variable universal life	242,168	325,049	(25.5)	244,311	333,633	(26.8)
	$5,596,695	$5,578,065	0.3	$5,597,335	$3,470,708	61.3

Traditional Life Mortality Experience(2)	$8,356	$(1,291)		$8,902	$919
Universal Life Mortality Experience(2)	$1,504	$531		$2,991	$763

(1)	Amounts are not adjusted for reinsurance ceded.
(2)

Represents the estimated pre-tax earnings impact resulting from mortality variances. We periodically review and update as appropriate our key assumptions in calculating mortality. Changes to these assumptions result in adjustments, which may increase or decrease previously reported mortality amounts.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$44,801	$49,739	(9.9)%	$87,177	$103,251	(15.6)%
Renewal commissions	9,211	9,414	(2.2)	18,298	18,565	(1.4)
First year ceding allowances	(5,093)	(5,047)	0.9	(9,402)	(10,576)	(11.1)
Renewal ceding allowances	(57,026)	(59,302)	(3.8)	(108,070)	(113,436)	(4.7)
General & administrative	38,335	40,897	(6.3)	74,957	81,430	(7.9)
Taxes, licenses, and fees	7,451	7,669	(2.8)	14,752	14,732	0.1
Other operating expenses incurred	37,679	43,370	(13.1)	77,712	93,966	(17.3)
Less: commissions, allowances & expenses capitalized	(50,461)	(59,363)	(15.0)	(101,970)	(124,230)	(17.9)
Other insurance company operating expenses	(12,782)	(15,993)	(20.1)	(24,258)	(30,264)	(19.8)
Marketing Companies:
Commissions	14,978	19,754	(24.2)	29,663	39,762	(25.4)
Other operating expenses	5,314	4,084	30.1	10,308	8,116	27.0
Other marketing company operating expenses	20,292	23,838	(14.9)	39,971	47,878	(16.5)
Other operating expenses	$7,510	$7,845	(4.3)	$15,713	$17,614	(10.8)

For The Three Months Ended June 30, 2009 compared to The Three Months Ended June 30, 2008

Segment operating income

Operating income was $37.2 million for the three months ended June 30, 2009, representing a decrease of $0.9 million, or 2.5%, from the three months ended June 30, 2008.  The decrease was primarily due to lower allocated investment income on the traditional line of business, increased benefits expenses, and higher operating expenses.  These reductions to income were partially offset by more favorable mortality than expected.

Operating revenues

Total revenues for the three months ended June 30, 2009, increased $32.1 million, or 13.7%, compared to the three months ended June 30, 2008. This increase was the result of higher premiums and policy fees in the segment’s traditional line and higher investment income due to increases in net in-force reserves, and was partially offset by lower other income due to lower sales in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $34.1 million, or 28.0%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to an increase in retention levels on certain traditional life products. Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later). In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results. Our maximum retention level for newly issued universal life products is generally $1,000,000. During 2008, we increased our retention limit to $2,000,000 on certain of our traditional and universal life products.

Net investment income

Net investment income in the segment increased $3.8 million, or 4.4%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The increase reflects the growth related to universal life liabilities.

Other income

Other income decreased $5.8 million, or 22.5%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease relates primarily to lower broker-dealer revenues compared to 2008 levels due to less favorable market conditions.

Benefits and settlement expenses

Benefits and settlement expenses increased by $27.2 million, or 16.8%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values. The estimated mortality impact to earnings, related to traditional and universal life products, for the three months ended June 30, 2009, was favorable by $9.9 million, and was approximately $10.6 million more favorable than the estimated mortality impact on earnings for the three months ended June 30, 2008.

Amortization of DAC

DAC amortization increased $6.2 million, or 22.7%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The increase primarily relates to growth in retained life insurance in-force compared to 2008. We periodically review and update as appropriate our key assumptions on FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS No. 97”) products, including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”.

Other operating expenses

Other operating expenses decreased $0.3 million, or 4.3%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This decrease reflects lower marketing company expenses associated with lower broker dealer sales, partly offset by higher expenses in the insurance companies due to lower renewal ceding allowances.

Sales

Sales for the segment decreased $1.4 million, or 3.4%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products and less favorable market conditions. Universal life sales increased $0.2 million, or 1.7%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to an increased emphasis on the product line.  In addition, variable universal life sales were subject to unfavorable market conditions and were $0.8 million lower for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

For The Six Months Ended June 30, 2009 compared to The Six Months Ended June 30, 2008

Segment operating income

Operating income was $79.7 million for the six months ended June 30, 2009, representing a decrease of $4.9 million, or 5.8%, from the six months ended June 30, 2008. The decrease was primarily due to lower allocated investment income on the traditional line of business, increased benefits expenses, and higher operating expenses.  These reductions to income were partially offset by more favorable mortality than expected.

Operating revenues

Total revenues for the six months ended June 30, 2009, increased $53.1 million, or 10.7%, compared to the six months ended June 30, 2008. This increase was the result of higher premiums and policy fees in the segment’s traditional line and higher investment income due to increases in net in-force reserves, and was partially offset by lower other income due to lower sales in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $51.7 million, or 18.9%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to an increase in retention levels on certain traditional life products and growth in traditional and universal life in-force.

Net investment income

Net investment income in the segment increased $12.4 million, or 7.2%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The increase reflects the growth related to universal life liabilities.

Other income

Other income decreased $11.1 million, or 21.7%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease relates primarily to lower broker-dealer revenues compared to 2008 levels due to less favorable market conditions.

Benefits and settlement expenses

Benefits and settlement expenses increased by $44.9 million, or 13.2%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values. The estimated mortality impact to earnings, related to traditional and universal life products, for the six months ended June 30, 2009, was favorable by $11.9 million, and was approximately $10.2 million more favorable than the estimated mortality impact on earnings for the six months ended June 30, 2008.

Amortization of DAC

DAC amortization increased $15.0 million, or 27.7%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The increase primarily relates to growth in retained life insurance in-force compared to 2008.

Other operating expenses

Other operating expenses decreased $1.9 million, or 10.8%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. This decrease reflects lower marketing company expenses associated with lower broker dealer sales, partly offset by higher expenses in the insurance companies due to lower renewal ceding allowances in the current quarter.

Sales

Sales for the segment decreased $8.1 million, or 9.5%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due to a decline in sales across product lines. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products and less favorable market conditions. Universal life sales declined $1.6 million, or 6.0%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to competitive pressures in all channels and less favorable market conditions. In addition, variable universal life sales were subject to unfavorable market conditions and were $1.8 million lower for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(241,002)	$(255,739)	$(448,166)	$(463,604)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(250,250)	(283,811)	(468,889)	(524,754)
Amortization of deferred policy acquisition costs	(16,829)	(11,720)	(29,221)	(20,098)
Other operating expenses (1)	(36,804)	(37,223)	(69,015)	(70,870)
Total benefits and expenses	(303,883)	(332,754)	(567,125)	(615,722)

NET IMPACT OF REINSURANCE (2)	$62,881	$77,015	$118,959	$152,118

Allowances received	$(62,119)	$(64,349)	$(117,472)	$(124,012)
Less: Amount deferred	25,315	27,126	48,457	53,142
Allowances recognized (ceded other operating expenses) (1)	$(36,804)	$(37,223)	$(69,015)	$(70,870)

(1)	Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

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

For The Three Months Ended June 30, 2009 compared to The Three Months Ended June 30, 2008

Premiums and policy fees ceded had been rising over a number of years with increases in our in-force blocks of traditional and universal life business. Beginning in mid-2005, we changed our reinsurance approach in our traditional life product lines. Instead of generally ceding 90% of new business issued before that date, we began purchasing yearly renewable term on risks in excess of $1 million (now increased to $2 million). This had the effect of reducing reinsurance on new policies issued. The decrease in ceded premiums above for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was caused primarily by lower ceded traditional life premiums and policy fees of $12.5 million.

Ceded benefits and settlement expenses were lower for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, due to lower increases in ceded reserves and decreased ceded claims. Traditional ceded benefits decreased $26.9 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, due to a smaller increase in ceded reserves and lower ceded death benefits. Universal life ceded benefits decreased $5.7 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008 as changes in ceded reserves offset higher ceded claims. Ceded universal life claims were $5.6 million higher for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Ceded benefits and settlement expenses will fluctuate over time, largely as a function of the segment’s overall variations in death benefits incurred.

Ceded amortization of deferred policy acquisitions costs increased for the three months ended June 30, 2009, compared to the same period in 2008, primarily due to differences in unlocking between the two periods.

Ceded other operating expenses are based on allowances received from reinsurers. Total allowances received for the three months ended June 30, 2009, decreased slightly from the three months ended June 30, 2008 due to decreases associated with lower sales in the universal life line and decreases associated with the change in our term life reinsurance strategy. Term allowances have decreased since mid-2005 as new YRT reinsurance replaces the 90% coinsured business.

For The Six Months Ended June 30, 2009 compared to The Six Months Ended June 30, 2008

The decrease in ceded premiums above for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was caused primarily by lower ceded traditional life premiums and policy fees of $15.7 million.

Ceded benefits and settlement expenses were lower for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due to lower increases in ceded reserves and decreased ceded claims. Traditional ceded benefits decreased $35.0 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, as a smaller increase in ceded reserves more than offset slightly higher ceded death benefits. Universal life ceded benefits decreased $22.0 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008 due to lower ceded claims and a lower change in ceded reserves. Ceded universal life claims were $13.7 million lower for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

Ceded amortization of deferred policy acquisitions costs increased for the six months ended June 30, 2009, compared to the same period in 2008, primarily due to the differences in unlocking between the two periods.

Total allowances received for the six months ended June 30, 2009, decreased slightly from the six months ended June 30, 2008 due to decreases associated with lower sales in the universal life line and decreases associated with the change in our term life reinsurance strategy.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$184,484	$193,516	(4.7)%	$363,160	$385,008	(5.7)%
Reinsurance ceded	(115,482)	(125,079)	(7.7)	(225,089)	(240,842)	(6.5)
Net premiums and policy fees	69,002	68,437	0.8	138,071	144,166	(4.2)
Net investment income	119,515	134,482	(11.1)	243,056	270,695	(10.2)
Other income	1,592	1,847	(13.8)	2,995	3,268	(8.4)
Total operating revenues	190,109	204,766	(7.2)	384,122	418,129	(8.1)
Realized gains (losses) - investments	157,871	(50,323)		105,408	(86,641)
Realized gains (losses) - derivatives	(146,462)	46,499		(88,778)	75,089
Total revenues	201,518	200,942		400,752	406,577
BENEFITS AND EXPENSES
Benefits and settlement expenses	135,773	142,801	(4.9)	274,504	297,221	(7.6)
Amortization of deferred policy acquisition costs and value of business acquired	14,832	20,512	(27.7)	32,395	39,014	(17.0)
Other operating expenses	4,463	6,939	(35.7)	8,561	13,804	(38.0)
Operating benefits and expenses	155,068	170,252	(8.9)	315,460	350,039	(9.9)
Amortization of DAC / VOBA related to realized gains (losses) - investments	(272)	(535)		(94)	559
Total benefits and expenses	154,796	169,717	(8.8)	315,366	350,598	(10.0)
INCOME BEFORE INCOME TAX	46,722	31,225	49.6	85,386	55,979	52.5
Less: realized gains (losses)	11,409	(3,824)		16,630	(11,552)
Less: related amortization of DAC	272	535		94	(559)
OPERATING INCOME	$35,041	$34,514	1.5	$68,662	$68,090	0.8

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$199,231,953	$213,300,425	(6.6)%	$200,921,328	$214,263,619	(6.2)%
Universal life	28,486,526	30,360,961	(6.2)	28,722,377	30,597,436	(6.1)
	$227,718,479	$243,661,386	(6.5)	$229,643,705	$244,861,055	(6.2)
Average Account Values
Universal life	$2,834,573	$2,958,583	(4.2)	$2,849,613	$2,967,501	(4.0)
Fixed annuity(2)	3,777,481	4,516,192	(16.4)	3,853,348	4,603,164	(16.3)
Variable annuity	124,441	181,698	(31.5)	125,048	187,941	(33.5)
	$6,736,495	$7,656,473	(12.0)	$6,828,009	$7,758,606	(12.0)
Interest Spread - UL & Fixed Annuities
Net investment income yield(4)	5.89%	6.06%		5.96%	6.03%
Interest credited to policyholders	4.17	4.14		4.16	4.11
Interest spread	1.72%	1.92%		1.80%	1.92%

Mortality Experience(3)	$2,642	$1,394		$4,278	$1,246

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3) Represents the estimated pre-tax earnings impact resulting from mortality variance to pricing. Excludes results related to the Chase Insurance Group, which was acquired in the third quarter of 2006.

(4) Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.30% and 6.34%, respectively, for the three and six months ended June 30, 2009 compared to 6.33% and 6.31%, respectively, for the same periods ended June 30, 2008.

For The Three Months Ended June 30, 2009 compared to The Three Months Ended June 30, 2008

Segment operating income

Operating income was $35.0 million for the three months ended June 30, 2009, an increase of $0.5 million, or 1.5%, compared to the three months ended June 30, 2008, primarily due to lower operating expenses and improved mortality results on the non-Chase business, partially offset by expected runoff of the blocks of business.

Revenues

Net premiums and policy fees increased $0.6 million, or 0.8%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, as adjustments reducing ceded premiums in the Chase traditional line more than offset the runoff of the in-force business. Net investment income decreased $15.0 million, or 11.1%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to a decline in annuity account values in the Chase Insurance Group block, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $14.9 million, or 8.8%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease related primarily to the expected runoff of the in-force business (particularly the Chase Insurance Group), fluctuations in mortality, and lower operating expenses.

For The Six Months Ended June 30, 2009 compared to The Six Months Ended June 30, 2008

Segment operating income

Operating income was $68.7 million for the six months ended June 30, 2009, an increase of $0.6 million, or 0.8%, compared to the six months ended June 30, 2008, primarily due to lower operating expenses and improved mortality results on the non-Chase business, partially offset by expected runoff of the blocks of business.

Revenues

Net premiums and policy fees decreased $6.1 million, or 4.2%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to the runoff of the in-force business. Net investment income decreased $27.6 million, or 10.2%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to a decline in annuity account values in the Chase Insurance Group block, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $35.2 million, or 10.0%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease related primarily to the expected runoff of the in-force business (particularly the Chase Insurance Group), fluctuations in mortality, and lower operating expenses.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(115,482)	$(125,079)	$(225,089)	$(240,842)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(97,107)	(95,249)	(189,329)	(204,513)
Amortization of deferred policy acquisition costs	(3,496)	(8,330)	(9,277)	(15,914)
Other operating expenses	(15,747)	(17,471)	(30,706)	(34,865)
Total benefits and expenses	(116,350)	(121,050)	(229,312)	(255,292)

NET IMPACT OF REINSURANCE	$868	$(4,029)	$4,223	$14,450

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

The net impact of reinsurance improved $4.9 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, as a result of adjustments to ceded premiums, fluctuations in ceded claim volume, amortization of deferred acquisition costs related to the claim fluctuations, and expenses ceded to reinsurers involved with the Chase Insurance Group acquisition.  Adjustments reducing ceded premiums in the Chase traditional line favorably impacted the segment by $2.6 million in the second quarter of 2009.

The net impact of reinsurance decreased $10.2 million, or 70.8%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, as a result of fluctuations in ceded claim volume, amortization of deferred acquisition costs related to the claim fluctuations, and expenses ceded to reinsurers involved with the Chase Insurance Group acquisition.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$7,406	$8,449	(12.3)%	$18,391	$16,640	10.5%
Reinsurance ceded	(42)	—	n/m	(84)	—	n/m
Net premiums and policy fees	7,364	8,449	(12.8)	18,307	16,640	10.0
Net investment income	108,588	85,007	27.7	211,570	162,293	30.4
Realized gains (losses) - derivatives	13,393	(1,850)	n/m	32,481	(8,090)	n/m
Other income	4,215	3,255	29.5	7,595	6,258	21.4
Total operating revenues	133,560	94,861	40.8	269,953	177,101	52.4
Realized gains (losses) - investments	925	1,095		(5,523)	1,115
Total revenues	134,485	95,956	40.2	264,430	178,216	48.4
BENEFITS AND EXPENSES
Benefits and settlement expenses	78,759	71,842	9.6	164,567	139,258	18.2
Amortization of deferred policy acquisition costs and value of business acquired	26,568	7,199	n/m	71,753	13,120	n/m
Other operating expenses	6,068	6,333	(4.2)	12,043	12,747	(5.5)
Operating benefits and expenses	111,395	85,374	30.5	248,363	165,125	50.4
Amortization of DAC / VOBA related to realized gains (losses) - investments	—	40		(100)	20
Total benefits and expenses	111,395	85,414	30.4	248,263	165,145	50.3
INCOME BEFORE INCOME TAX	23,090	10,542	n/m	16,167	13,071	n/m
Less: realized gains (losses)	925	1,095		(5,523)	1,115
Less: related amortization of DAC	670	(40)		770	(20)
OPERATING INCOME	$21,495	$9,487	n/m	$20,920	$11,976	n/m

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$432,373	$436,788	(1.0)%	$730,053	$956,036	(23.6)%
Variable annuity	177,306	115,448	53.6	316,362	208,240	51.9
	$609,679	$552,236	10.4	$1,046,415	$1,164,276	(10.1)
Average Account Values
Fixed annuity(1)	$6,945,161	$5,485,382	26.6	$6,814,015	$5,274,717	29.2
Variable annuity	1,999,967	2,582,909	(22.6)	1,882,160	2,574,947	(26.9)
	$8,945,128	$8,068,291	10.9	$8,696,175	$7,849,664	10.8
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.23%	6.14%		6.18%	6.10%
Interest credited to policyholders	4.82	5.03		4.87	5.00
Interest spread	1.41%	1.11%		1.31%	1.10%

	As of June 30,
	2009	2008	Change
GMDB - Net amount at risk(3)	$681,368	$275,062	n/m %
GMDB Reserves	—	—	n/m
GMWB Reserves	1,067	3,912	(72.7)
Account value subject to GMWB rider	629,576	212,627	n/m
S&P 500® Index	919	1,280	(28.2)

(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended June 30, 2009 compared to The Three Months Ended June 30, 2008

Segment operating income

Annuities segment operating income was $21.5 million for the three months ended June 30, 2009, representing an increase of $12.0 million over the three months ended June 30, 2008. This change included a $5.3 million variance related to positive fair value changes, of which $1.7 million of negative fair value changes related to the equity indexed annuity product and $7.0 million of positive changes related to embedded derivatives associated with the variable annuity GMWB rider.  The variable annuity GMDB reserves had a favorable variance of $2.8 million versus the prior year’s quarter.  The segment experienced wider spreads and the continued growth of the SPDA and MVA lines, which accounted for a $3.4 million and $1.0 million increase in earnings, respectively.

Operating revenues

Segment operating revenues increased $38.7 million, or 40.8%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to an increase in net investment income, gains on derivatives, and the positive fair value changes on the variable annuity line mentioned above. Average account balances grew 10.9% for the three months ended June 30, 2009, resulting in higher investment income. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain and/or improve its interest spread.

Benefits and settlement expenses

Operating benefits and expenses increased $26.0 million, or 30.5%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. This increase was primarily the result of higher credited interest, negative fair value changes associated with the equity indexed annuity product, and increased variable annuity death benefit payments.

Amortization of DAC

The increase in DAC amortization (not related to realized capital gains and losses) for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was primarily due to fair value gains and increased spreads. We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”. DAC amortization for the Annuities segment increased by $19.4 million primarily due to positive fair value changes in the variable annuity line.

Sales

Total sales increased $57.4 million, or 10.4%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Sales of variable annuities increased $61.9 million, or 53.6%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to dislocation of some core competitors and improved sales management efforts. Sales of fixed annuities decreased $4.4 million, or 1.0%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  The decrease was driven by reduced sales in EIA, MVA, and immediate annuity lines and was primarily attributable to a lower interest rate environment. SPDA sales increased $78.9 million, or 42.5% for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to access to additional distribution channels.

For The Six Months Ended June 30, 2009 compared to The Six Months Ended June 30, 2008

Segment operating income

Annuities segment operating income was $20.9 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, an increase of $8.9 million.  This change included a favorable $22.5 million variance related to fair value changes, of which $4.2 million related to the equity indexed annuity product and $18.3 million related to embedded derivatives associated with the variable annuity GMWB rider.  Offsetting this favorable change, an unfavorable DAC unlocking in the variable annuity line of business reduced earnings by $19.2 million in the first quarter of 2009. In addition, unfavorable mortality in the segment’s SPIA block reduced earnings in the six months ended June 30, 2009, by $13.2 million, a $2.0 million unfavorable variance compared to the six months ended June 30, 2008. These decreases were partially offset by wider spreads and the continued growth of the SPDA and MVA lines, which accounted for a $4.8 million and $2.7 million increase in earnings, respectively.

Operating revenues

Segment operating revenues increased $92.9 million, or 52.4%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to an increase in net investment income, policy fee revenue, gains on derivatives, and the positive fair value changes on the variable annuity line mentioned above. Average account balances grew 10.8% for the six months ended June 30, 2009, resulting in higher investment income.

Benefits and settlement expenses

Operating benefits and expenses increased $83.2 million, or 50.4%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. This increase was primarily the result of higher credited interest and increased variable annuity death benefit payments.

Amortization of DAC

The increase in DAC amortization (not related to realized capital gains and losses) for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily due to fair value gains and unlocking on the variable annuity line and increased policy fee revenue on the MVA line.

Sales

Total sales decreased $117.9 million, or 10.1%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Sales of fixed annuities decreased $226.0 million, or 23.6%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in fixed annuity sales was driven by reduced sales in the EIA, MVA, and immediate annuity lines and was primarily attributable to a lower interest rate environment. Immediate annuity sales decreased $223.5 million, or 83.6%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due to certain one-time institutional sales that occurred in the first quarter of 2008. SPDA sales increased by $148.0 million, or 55.4%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to access to additional distribution channels.  Sales of variable annuities increased $108.1 million, or 51.9%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to dislocation of some core competitors and improved sales management efforts.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$57,550	$77,747	(26.0)%	$120,726	$156,108	(22.7)%
Other income	340	—	n/m	1,866	—	n/m
Realized gains (losses)	(400)	1,823	n/m	1,462	7,256	n/m
Total revenues	57,490	79,570	(27.7)	124,054	163,364	(24.1)
BENEFITS AND EXPENSES
Benefits and settlement expenses	39,206	57,485	(31.8)	81,791	117,414	(30.3)
Amortization of deferred policy acquisition costs	844	1,095	(22.9)	1,771	2,162	(18.1)
Other operating expenses	864	1,622	(46.7)	1,847	2,771	(33.3)
Total benefits and expenses	40,914	60,202	(32.0)	85,409	122,347	(30.2)
INCOME BEFORE INCOME TAX	16,576	19,368	n/m	38,645	41,017	(5.8)
Less: realized gains (losses)	(400)	1,823		1,462	7,256
OPERATING INCOME	$16,976	$17,545	(3.2)	$37,183	$33,761	10.1

The following table summarizes key data for the Stable Value Products segment:

	For The					For The
	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2009		2008	Change		2009		2008	Change
	(Dollars In Thousands)
Sales
GIC	$—		$11,113	n/m	%	$—		$85,345	n/m	%
GFA - Direct Institutional	—		425,000	n/m		—		425,000	n/m
GFA - Registered Notes - Institutional	—		—	n/m		—		450,000	n/m
GFA - Registered Notes - Retail	—		151,725	n/m		—		265,129	n/m
	$—		$587,838	n/m		$—		$1,225,474	n/m

Average Account Values	$4,224,897		$5,139,017	(17.8)		$4,373,484		$5,139,290	(14.9)

Operating Spread
Net investment income yield	5.45%		5.94%			5.52%		6.02%
Interest credited	3.71		4.39			3.74		4.53
Operating expenses	0.17		0.21			0.17		0.19
Operating spread	1.57	%(1)	1.34%			1.61	%(1)	1.30%

(1) Excludes one-time funding agreement retirement gains.

For The Three Months Ended June 30, 2009 compared to The Three Months Ended June 30, 2008

Segment operating income

Operating income was $17.0 million and decreased $0.6 million, or 3.2%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease in operating earnings resulted from a decline in average account values, partially offset by higher operating spreads.  In addition, $0.3 million in other income was generated from the early retirement of funding agreements backing medium-term notes in the second quarter of 2009. The operating spread increased 23 basis points to 157 basis points during the three months ended June 30, 2009, compared to an operating spread of 134 basis points during the three months ended June 30, 2008.

There were no sales for the three months ended June 30, 2009, compared to $587.8 million for the three months ended June 30, 2008.

For The Six Months Ended June 30, 2009 compared to The Six Months Ended June 30, 2008

Segment operating income

Operating income was $37.2 million and increased $3.4 million, or 10.1%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The increase in operating earnings resulted from a higher operating spread due to lower liability costs, and was partially offset by a decline in average account values. In addition, $1.9 million in other income was generated from the early retirement of funding agreements backing medium-term notes during the first six months of 2009. The operating spread increased 31 basis points to 161 basis points during the six months ended June 30, 2009, compared to an operating spread of 130 basis points during the six months ended June 30, 2008.

There were no sales for the six months ended June 30, 2009, compared to $1.2 billion for the six months ended June 30, 2008.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$84,240	$91,110	(7.5)%	$171,175	$186,445	(8.2)%
Reinsurance ceded	(37,698)	(42,954)	(12.2)	(79,183)	(90,397)	(12.4)
Net premiums and policy fees	46,542	48,156	(3.4)	91,992	96,048	(4.2)
Net investment income	8,407	9,808	(14.3)	17,339	19,713	(12.0)
Other income	13,199	17,379	(24.1)	25,672	32,515	(21.0)
Total operating revenues	68,148	75,343	(9.5)	135,003	148,276	(9.0)
BENEFITS AND EXPENSES
Benefits and settlement expenses	29,363	27,662	6.1	63,473	52,428	21.1
Amortization of deferred policy acquisition costs	14,104	15,341	(8.1)	27,787	29,673	(6.4)
Other operating expenses	20,025	25,676	(22.0)	32,807	49,659	(33.9)
Total benefits and expenses	63,492	68,679	(7.6)	124,067	131,760	(5.8)
INCOME BEFORE INCOME TAX	4,656	6,664	(30.1)	10,936	16,516	(33.8)
OPERATING INCOME	$4,656	$6,664	(30.1)	$10,936	$16,516	(33.8)

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Sales
Credit insurance	$8,721	$18,381	(52.6)%	$17,204	$41,171	(58.2)%
Service contracts	56,368	82,199	(31.4)	104,444	153,862	(32.1)
Other products	11,091	19,055	(41.8)	22,872	35,317	(35.2)
	$76,180	$119,635	(36.3)	$144,520	$230,350	(37.3)
Loss Ratios (1)
Credit insurance	32.7%	37.1%		32.4%	36.5%
Service contracts	80.1	71.0		77.4	68.0
Other products	43.9	39.4		69.6	36.1

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended June 30, 2009 compared to The Three Months Ended June 30, 2008

Segment operating income

Operating income was $4.7 million, representing a decrease of $2.0 million, or 30.1%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Earnings from core product lines decreased $2.9 million, or 38.4%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  Within the segment’s core product lines, service contract earnings declined $4.6 million, or 55.3%, compared to the same period in the prior year, primarily as a result of weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings increased $0.5 million compared to the prior year as a result of lower expenses.  Earnings from other products increased $2.1 million compared to the same period in the prior year primarily due to non-recurring litigation costs of $1.0 million that occurred in the second quarter of 2008.

Net premiums and policy fees

Net premiums and policy fees decreased $1.6 million, or 3.4%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Credit insurance premiums decreased $0.8 million, or 11.3%, due to lower auto sales. Net premiums in the service contract line decreased $1.5 million, or 5.3%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, also resulting from weak auto sales. Within the other product lines, net premiums increased $0.7 million, or 5.0%, compared to the prior year due to an increase in the GAP product line related to growth of in-force contracts.

Other income

Other income decreased $4.2 million, or 24.1%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to a decline in service contract volume.

Benefits and settlement expenses

Benefits and settlement expenses increased $1.7 million, or 6.1%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Credit insurance claims for the three months ended June 30, 2009, compared to the prior year, decreased $0.6 million, or 21.9%, due to lower volume and improved loss ratios. Service contract claims increased $1.4 million, or 7.0%, due to higher loss ratios in some product lines. Other products claims increased $0.9 million, or 17.1%.

Amortization of DAC and Other operating expenses

Amortization of DAC was $1.2 million, or 8.1%, lower for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to lower premiums in the credit insurance lines. Other operating expenses decreased $5.7 million, or 22.0%, for the three months ended June 30, 2009, due to lower commission expense resulting from a decline in sales and lower retrospective commissions resulting from higher loss ratios.

Sales

Total segment sales decreased $43.5 million, or 36.3%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decreases in credit insurance and service contract sales were primarily due to declines in auto and marine sales. The decline in the other products line was primarily the result of lower GAP sales, also due to the overall decline in auto sales.

For The Six Months Ended June 30, 2009 compared to The Six Months Ended June 30, 2008

Segment operating income

Operating income was $10.9 million, representing a decrease of $5.6 million, or 33.8%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Earnings from core product lines decreased $6.5 million, or 36.9%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Within the segment’s core product lines, service contract earnings declined $7.5 million, or 46.3%, compared to the same period in the prior year, primarily due to weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.2 million, or 14.6%, compared to the prior year. Earnings from other products increased $2.1 million compared to the same period in the prior year primarily due to non-recurring litigation costs of $1.0 million that occurred in the second quarter of 2008.

Net premiums and policy fees

Net premiums and policy fees decreased $4.1 million, or 4.2%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Credit insurance premiums decreased $2.3 million, or 15.5%, due to lower auto sales. Net premiums in the service contract line decreased $2.6 million, or 4.7%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, also resulting from weak auto sales. Within the other product lines, net premiums increased $0.9 million, or 3.4%, compared to the prior year due to an increase in the GAP product line.

Other income

Other income decreased $6.8 million, or 21.0%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to a decline in service contract volume.

Benefits and settlement expenses

Benefits and settlement expenses increased $11.0 million, or 21.1%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Credit insurance claims for the six months ended June 30, 2009, compared to the prior year decreased $1.4 million, or 25.0%, due to lower volume and improved loss ratios. Service contract claims increased $3.2 million, or 8.5%, due to higher loss ratios in some product lines. Other products claims increased $9.2 million, which was primarily due to a $6.3 million increase in the runoff Lender’s Indemnity product line’s loss reserve related to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by a reduction in other expenses, and higher loss ratios in the GAP product line.

Amortization of DAC and Other operating expenses

Amortization of DAC was $1.9 million, or 6.4%, lower for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, mainly due to lower premiums in the credit insurance and service contract lines. Other operating expenses decreased $16.9 million, or 33.9%, for the six months ended June 30, 2009, due to lower commission expense resulting from the decline in sales, lower retrospective commissions resulting from higher loss ratios, and a $6.3 million bad debt recovery in the runoff Lender’s Indemnity product line due to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by an increase in benefits and settlement expenses.

Sales

Total segment sales decreased $85.8 million, or 37.3%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decreases in credit insurance and service contract sales were primarily due to declines in auto and marine sales. The decline in the other products line was primarily the result of lower GAP sales, also due to the overall decline in auto sales.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(37,698)	$(42,954)	$(79,183)	$(90,397)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(21,689)	(22,580)	(43,067)	(43,325)
Amortization of deferred policy acquisition costs	(4,887)	(6,393)	(10,381)	(16,245)
Other operating expenses	(680)	(1,572)	(9,164)	(3,328)
Total benefits and expenses	(27,256)	(30,545)	(62,612)	(62,898)

NET IMPACT OF REINSURANCE	$(10,442)	$(12,409)	$(16,571)	$(27,499)

For The Three Months Ended June 30, 2009 compared to The Three Months Ended June 30, 2008

Reinsurance premiums ceded decreased $5.3 million, or 12.2%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease was primarily due to a decline in credit insurance premiums due to lower auto sales and the discontinuation of marketing credit insurance products through financial institutions in 2005, a majority of which was ceded to PARC’s. Ceded unearned premium reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit or on a funds withheld basis.

Benefits and settlement expenses ceded decreased $0.9 million, or 3.9%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease was primarily due to lower losses in the credit line, partially offset by increases in losses ceded in the service contract line and the Lender’s Indemnity program in runoff.

Amortization of DAC ceded decreased $1.5 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily as the result of the decreases in the credit insurance products.  Other operating expenses ceded decreased $0.9 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The fluctuation was primarily attributable to the decline in the dealer credit insurance line.

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

For The Six Months Ended June 30, 2009 compared to The Six Months Ended June 30, 2008

Reinsurance premiums ceded decreased $11.2 million, or 12.4%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease was primarily due to the discontinuation of marketing credit insurance products through financial institutions in 2005, a majority of which was ceded to PARC’s, and the decline in dealer credit insurance, partially offset by increases in ceded premiums in the service contract and GAP lines.

Benefits and settlement expenses ceded decreased $0.3 million, or 0.6%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease was primarily due to decreases in the credit line, offset by increases in losses ceded in the service contract line and Lender’s indemnity program in runoff.

Amortization of DAC ceded decreased $5.9 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily as the result of the decreases in the credit insurance products.  Other operating expenses ceded increased $5.8 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The fluctuation was primarily attributable to the commutation of the reinsurance agreement related to the Lender’s Indemnity program, which is in runoff.

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$6,664	$7,991	(16.6)%	$13,562	$16,594	(18.3)%
Reinsurance ceded	(1)	(2)	(50.0)	(2)	(3)	(33.3)
Net premiums and policy fees	6,663	7,989	(16.6)	13,560	16,591	(18.3)
Net investment income	46,251	44,908	3.0	75,778	66,652	13.7
Realized gains (losses) - derivatives	1,163	1,786		3,401	2,270
Other income	72	(508)	n/m	123	396	(68.9)
Total operating revenues	54,149	54,175	(0.0)	92,862	85,909	8.1
Realized gains (losses) - investments	(31,322)	(64,652)		(105,235)	(61,612)
Realized gains (losses) - derivatives	33,669	18,298		46,385	(6,413)
Total revenues	56,496	7,821	n/m	34,012	17,884	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,946	8,693	(31.6)	13,661	19,060	(28.3)
Amortization of deferred policy acquisition costs	469	564	(16.8)	953	1,115	(14.5)
Other operating expenses	38,086	47,011	(19.0)	77,847	97,800	(20.4)
Total benefits and expenses	44,501	56,268	(20.9)	92,461	117,975	(21.6)
INCOME (LOSS) BEFORE INCOME TAX	11,995	(48,447)	n/m	(58,449)	(100,091)	(41.6)
Less: realized gains (losses) - investments	(31,322)	(64,652)		(105,235)	(61,612)
Less: realized gains (losses) - derivatives	33,669	18,298		46,385	(6,413)
OPERATING INCOME (LOSS)	$9,648	$(2,093)	n/m	$401	$(32,066)	n/m

For The Three Months Ended June 30, 2009 compared to The Three Months Ended June 30, 2008

Segment operating income (loss)

Corporate and Other segment operating income was $9.6 million, an improvement of $11.7 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to positive mark-to-market adjustments of $22.6 million on a $328.2 million portfolio of securities designated for trading, representing an $18.3 million more favorable impact than for the three months ended June 30, 2008.  This increase was partially offset by reduced yields on a large balance of cash and short-term investments.

Operating revenues

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on capital and net premiums and policy fees related to several non-strategic lines of business. Net investment income for the segment increased $1.3 million, or 3.0%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, and net premiums and policy fees declined $1.3 million, or 16.6%.  The increase in net investment income was primarily the result of mark-to-market changes on the trading portfolio, partially offset by a reduction in yields on a large balance of cash and short-term investments.

Benefits and expenses

Benefits and expenses decreased $11.8 million, or 20.9%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to a reduction of interest expense on non-recourse funding obligations, a reduction in operating expenses and a reduction in policy benefits on non-core lines of business.

For The Six Months Ended June 30, 2009 compared to The Six Months Ended June 30, 2008

Segment operating income (loss)

Corporate and Other segment operating income increased $32.5 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to positive mark-to-market adjustments of $29.4 million on the trading portfolio, representing a $45.4 million more favorable impact than for the six months ended June 30, 2008.  This increase was partially offset by reduced yields on a large balance of cash and short-term investments.

Operating revenues

Net investment income for the segment increased $9.1 million, or 13.7%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, and net premiums and policy fees declined $3.0 million, or 18.3%.  The increase in net investment income was primarily the result of mark-to-market changes on the trading portfolio, partially offset by a reduction in yields on a large balance of cash and short-term investments.

Benefits and expenses

Benefits and expenses decreased $25.5 million, or 21.6%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to a reduction of interest expense on non-recourse funding obligations, a reduction of operating expenses and a reduction in policy benefits on non-core lines of business.

CONSOLIDATED INVESTMENTS

Portfolio Description

As of June 30, 2009, our investment portfolio was approximately $27.7 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table includes the reported values of our invested assets:

	As of
	June 30,		December 31,
	2009		2008
	(Dollars In Thousands)
Publicly-issued bonds (amortized cost: 2009 - $18,065,579; 2008 - $18,880,847)	$16,735,332	60.5%	$16,554,695	62.3%
Privately issued bonds (amortized cost: 2009 - $4,288,457; 2008 - $4,210,825)	3,826,508	13.8	3,544,285	13.3
Redeemable preferred stock (amortized cost: 2009 - $36; 2008 - $36)	—	0.0	—	0.0
Fixed maturities	20,561,840	74.3	20,098,980	75.6
Equity securities (cost: 2009 - $293,996; 2008 - $358,159)	269,108	1.0	302,132	1.1
Mortgage loans	3,846,417	13.9	3,848,288	14.5
Investment real estate	17,427	0.1	14,810	0.1
Policy loans	792,853	2.9	810,933	3.1
Other long-term investments	346,037	1.2	432,137	1.6
Short-term investments	1,841,149	6.6	1,059,506	4.0
Total investments	$27,674,831	100.0%	$26,566,786	100.0%

Included in the preceding table are $3.1 billion and $3.2 billion of fixed maturities and $243.3 million and $80.4 million of short-term investments classified as trading securities as of June 30, 2009 and December 31, 2008, respectively. The trading portfolio includes invested assets of $2.7 billion and $2.9 billion as of June 30, 2009 and December 31, 2008, respectively, held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third-party reinsurers.

Fixed Maturity Investments

As of June 30, 2009, our fixed maturity investment holdings were approximately $20.6 billion. We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of June 30, 2009, based upon amortized cost, $146.2 million of our securities, were guaranteed either directly or indirectly by third parties out of a total of $20.6 billion fixed maturity securities held by us (0.7% of total fixed maturity securities). The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
	June 30,	December 31,
Rating	2009	2008
AAA	24.2%	35.2%
AA	6.7	6.6
A	20.2	19.8
BBB	36.0	33.0
Below investment grade	12.9	5.4
	100.0%	100.0%

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

The distribution of our fixed maturity investments by type is as follows:

	As of
	June 30,	December 31,
Type	2009	2008
	(Dollars In Millions)
Corporate Bonds	$13,374.3	$12,306.3
Residential Mortgage-Backed Securities	4,340.1	4,960.2
Commercial Mortgage-Backed Securities	1,109.3	1,184.9
Asset-Backed Securities	1,151.8	1,132.7
US Govt Bonds	429.7	484.9
States, Municipals and Political Subdivisions	156.6	30.0
Total Fixed Income Portfolio	$20,561.8	$20,099.0

Our portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. Within our fixed maturity securities, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $17.5 billion or 85.1% of our fixed maturities as “available-for-sale” as of June 30, 2009. These securities are carried at fair value on our Consolidated Condensed Balance Sheets.

Our trading portfolio accounts for $3.1 billion, or 14.9%, of our fixed maturities as of June 30, 2009. Of this balance, fixed maturities with a market value of $2.7 billion and short-term investments with a market value of $243.3 million were added as part of the Chase Insurance Group acquisition.  Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur.  Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
	June 30,	December 31,
	2009	2008
	(Dollars In Thousands)
AAA	$878,391	$1,357,132
AA	164,648	147,305
A	600,479	591,482
BBB	822,752	743,529
Below investment grade	280,485	55,607
Total Modco trading fixed maturities	$2,746,755	$2,895,055

A portion of our bond portfolio is invested in residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities.  These holdings as of June 30, 2009, were approximately $6.6 billion. Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans.  Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.  In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

Residential mortgage-backed securities - The tables below include a breakdown of our residential mortgage-backed securities portfolio by type and rating as of June 30, 2009.  As of June 30, 2009, these holdings were approximately $4.3 billion. Planned amortization class securities (“PACs”) pay down according to a schedule.  Sequentials receive payments in order until each class is paid off.  Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	67.4%
PAC	15.1
Pass Through	4.0
Other	13.5
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	45.8%
AA	4.1
A	7.0
BBB	10.8
Below investment grade	32.3
100.0%

As of June 30, 2009, we held $465.9 million, or 1.7% of invested assets, of securities supported by collateral classified as Alt-A.  As of December 31, 2008, we held securities with a market value of $543.5 million of securities supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A grouped by rating category as of June 30, 2009:

Percentage of
Alt-A
Rating	Securities
AAA	5.2%
A	2.7
BBB	7.3
Below investment grade	84.8
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of June 30, 2009:

Alt-A Collateralized Holdings

Estimated Fair Value of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$24.0	$—	$—	$—	$—	$24.0
A	12.7	—	—	—	—	12.7
BBB	34.0	—	—	—	—	34.0
Below investment grade	5.5	236.9	152.8	—	—	395.2
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$76.2	$236.9	$152.8	$—	$—	$465.9

Estimated Unrealized Gain (Loss) of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(4.5)	$—	$—	$—	$—	$(4.5)
A	(2.1)	—	—	—	—	(2.1)
BBB	(4.9)	—	—	—	—	(4.9)
Below investment grade	(2.7)	(82.7)	(53.9)	—	—	(139.3)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(14.2)	$(82.7)	$(53.9)	$—	$—	$(150.8)

As of June 30, 2009, we had residential mortgage-backed securities with a total fair market value of $32.2 million, or 0.1% of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2008, we held securities with a fair market value of $46.6 million of securities supported by collateral classified as sub-prime. The following tables categorize the estimated fair value and unrealized gain (loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of June 30, 2009:

Sub-prime Collateralized Holdings

Estimated Fair Value of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$3.1	$—	$—	$—	$—	$3.1
AA	0.8	1.4	—	—	—	2.2
BBB	0.1	4.4	—	—	—	4.5
Below investment grade	1.2	11.4	9.8	—	—	22.4
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$5.2	$17.2	$9.8	$—	$—	$32.2

Estimated Unrealized Gain (Loss) of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(1.1)	$—	$—	$—	$—	$(1.1)
AA	(0.7)	(0.3)	—	—	—	(1.0)
BBB	(0.1)	(2.5)		—	—	(2.6)
Below investment grade	(1.5)	(8.7)	(24.8)	—	—	(35.0)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(3.4)	$(11.5)	$(24.8)	$—	$—	$(39.7)

As of June 30, 2009, we had residential mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) with a total fair market value of $3.8 billion, or 13.9% of total invested assets. As of December 31, 2008, we held securities with a fair market value of $4.4 billion of residential mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages). The following tables categorize the estimated fair value and unrealized gain (loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of June 30, 2009:

Prime Collateralized Holdings

Estimated Fair Value of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$1,680.4	$256.2	$22.6	$3.6	$—	$1,962.8
AA	105.4	40.5	30.9	—	—	176.8
A	194.6	67.1	27.9	—	—	289.6
BBB	288.2	103.7	37.3	—	—	429.2
Below investment grade	158.3	566.4	258.8	—	—	983.5
Total mortgage-backed securities collateralized by prime mortgage loans	$2,426.9	$1,033.9	$377.5	$3.6	$—	$3,841.9

Estimated Unrealized Gain (Loss) of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(5.6)	$(7.9)	$(0.7)	$0.1	$—	$(14.1)
AA	(46.6)	(4.1)	(1.5)	—	—	(52.2)
A	(20.7)	(3.3)	(5.4)	—	—	(29.4)
BBB	(67.3)	(18.6)	(7.0)	—	—	(92.9)
Below investment grade	(20.0)	(186.9)	(80.7)	—	—	(287.6)
Total mortgage-backed securities collateralized by prime mortgage loans	$(160.2)	$(220.8)	$(95.3)	$0.1	$—	$(476.2)

Commercial mortgage-backed securities - Our commercial mortgage-backed security (“CMBS”) portfolio consists of commercial mortgage-backed securities issued in securitization transactions.  Portions of the CMBS are sponsored by us, in which we securitized portions of our mortgage loan portfolio. As of June 30, 2009, the CMBS holdings were approximately $1.1 billion.  Of this amount, $817.6 million related to retained beneficial interests of commercial mortgage loan securitizations we completed. The following table includes the percentages of our CMBS holdings grouped by rating category as of June 30, 2009:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	85.8%
AA	6.2
A	4.7
BBB	0.8
Below investment grade	2.5
100.0%

The following tables include external commercial mortgage-backed securities as of June 30, 2009:

External Commercial Mortgage-Backed Securities

Estimated Fair Value of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$233.5	$12.9	$—	$39.9	$—	$286.3
BBB	5.4	—	—	—	—	5.4
Total external commercial mortgage-backed securities	$238.9	$12.9	$—	$39.9	$—	$291.7

Estimated Unrealized Gain (Loss) of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$1.3	$(0.8)	$—	$—	$(4.3)	$(3.8)
BBB	(1.6)	—	—	—	—	(1.6)
Total external commercial mortgage-backed securities	$(0.3)	$(0.8)	$—	$—	$(4.3)	$(5.4)

Asset-backed securities — Asset-backed securities (“ABS”) pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of June 30, 2009, these holdings were approximately $1.2 billion. The following table includes the percentages of our ABS holdings grouped by rating category as of June 30, 2009:

Percentage of
Asset-Backed
Rating	Securities
AAA	95.6%
AA	1.4
A	0.2
BBB	2.3
Below investment grade	0.5
100.0%

The following tables include our asset-backed securities as of June 30, 2009:

Asset-Backed Securities

Estimated Fair Value of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$683.4	$40.8	$326.9	$49.9	$—	$1,101.0
AA	16.6	—	—	—	—	16.6
A	1.8	—	—	—	—	1.8
BBB	2.9	5.1	18.3	—	—	26.3
Below investment grade	—	1.0	5.1	—	—	6.1
Total asset-backed securities	$704.7	$46.9	$350.3	$49.9	$—	$1,151.8

Estimated Unrealized Gain (Loss) of Security by Year of Security Origination

	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(17.9)	$0.8	$(17.4)	$(0.1)	$—	$(34.6)
AA	0.5	—	—	—	—	0.5
BBB	(0.3)	(1.9)	(0.2)	—	—	(2.4)
Below investment grade	—	(0.3)	(1.9)	—	—	(2.2)
Total asset-backed securities	$(17.7)	$(1.4)	$(19.5)	$(0.1)	$—	$(38.7)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”). If a bond is not rated by Moody’s, S&P, or Fitch, we use ratings from the NAIC, or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of June 30, 2009, over 99.0% of our bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Market	As of	% Market
	June 30, 2009	Value	December 31, 2008	Value
	(Dollars In Thousands)
Non-Agency Mortgages	$3,810,368	18.5%	$4,313,994	21.5%
Banking	2,165,399	10.5	2,175,197	10.8
Other Finance	2,185,698	10.6	2,297,420	11.4
Electric	2,191,035	10.7	2,060,367	10.3
Agency Mortgages	1,124,615	5.5	1,120,446	5.6
Natural Gas	1,460,524	7.1	1,318,538	6.6
Insurance	995,935	4.8	862,639	4.3
Energy	1,222,781	6.0	1,033,064	5.1
Communications	941,800	4.6	878,837	4.4
Basic Industrial	727,944	3.5	635,213	3.2
Consumer Noncyclical	781,647	3.8	695,816	3.5
Consumer Cyclical	481,456	2.3	445,229	2.2
Finance Companies	467,707	2.3	438,767	2.2
Capital Goods	388,161	1.9	339,279	1.7
Transportation	424,719	2.1	417,876	2.1
U.S. Govt Agencies	188,880	0.9	234,104	1.2
Other Industrial	152,478	0.7	189,256	0.9
U.S. Government	156,472	0.8	265,126	1.3
Brokerage	251,584	1.2	118,758	0.6
Technology	168,521	0.8	113,471	0.6
Real Estate	30,824	0.2	34,673	0.2
Canadian Governments	74,962	0.4	46,723	0.2
Other Utility	21,047	0.1	20,637	0.1
Other Government Agencies	5,090	0.0	22,707	0.0
Municipal Agencies	139,345	0.7	17,871	0.0
Foreign Governments	2,848	0.0	2,972	0.0
Total	$20,561,840	100.0%	$20,098,980	100.0%

Our investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost.  As of June 30, 2009, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $20.6 billion, which was 8.4% below amortized cost of $22.4 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

We had $3.8 billion in mortgage loans as of June 30, 2009. While our mortgage loans do not have quoted market values, as of June 30, 2009, we estimated the market value of our mortgage loans to be $4.1 billion (using discounted cash flows from the next call date), which was 7.9% greater than the amortized cost. Most of our mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

Market values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. For retained beneficial interests in our sponsored commercial mortgage loan securitizations as of June 30, 2009, we used an internally developed model that includes discount rates based on our current mortgage loan lending rate and expected cash flows based on a review of the commercial mortgage loans underlying the securities.  Upon obtaining this information related to market value, management makes a determination as to the appropriate valuation amount.

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans.  As of June 30, 2009, our mortgage loan holdings were approximately $3.8 billion. We do not lend on what we consider to be speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events.  As of June 30, 2009 and 2008, our allowance for mortgage loan credit losses was $2.1 million and $0.5 million, respectively.

Our mortgage lending criteria targets that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service. We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2009, approximately $770.6 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of June 30, 2009, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. As of June 30, 2009, $15.5 million, or 0.4%, of the mortgage loan portfolio was nonperforming.  It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent.  For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, we securitized $1.4 billion of our mortgage loans. We sold the senior tranches while retaining the subordinate tranches. We continue to service the securitized mortgage loans.  During 2007, we securitized an additional $1.0 billion of our mortgage loans. We sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches. We continue to service the securitized mortgage loans.  As of June 30, 2009, we had investments related to retained beneficial interests of mortgage loan securitizations of $817.6 million.

Securities Lending

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored on a daily basis. As of June 30, 2009, securities with a market value of $158.9 million were loaned under this program.  As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral. As of June 30, 2009, the fair market value of the collateral related to this program was $156.0 million and we have an obligation to return $162.5 million of collateral to the securities borrowers.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines.  The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2009:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$4,041,580	23.1%
AA	1,180,052	6.7
A	3,479,071	19.9
BBB	6,463,368	37.0
Investment grade	15,164,071	86.7
BB	1,011,178	5.8
B	713,238	4.1
CCC or lower	598,364	3.4
Below investment grade	2,322,780	13.3
Total	$17,486,851	100.0%

Not included in the table above are $2.7 billion of investment grade and $337.3 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of June 30, 2009:

Creditor	Market Value
(Dollars In Millions)
Wells Fargo & Company	$219.2
Bank of America Corp	182.4
Verizon Communications	173.3
AT&T Corp	143.7
Toyota Motor Credit	135.3
JP Morgan Chase & Co.	128.1
PNC Financial Services	126.9
Metlife Inc.	121.4
Prudential Financial Inc.	117.7
Berkshire Hathaway	111.7

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

For certain securitized financial assets with contractual cash flows, including ABS, Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF Issue No. 99-20”) requires us to periodically update our best estimate of cash flows over the life of the security.  If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral.  Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.  In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, (“FSP FAS No. 157-3”), to clarify the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which the financial statements have not been issued. Based on the guidance in FSP FAS No. 157-3, we utilized internal models that incorporated assumptions of delinquency rates, prepayment assumptions, liquidity, and other market based assumptions to determine the fair value of retained beneficial interests of our sponsored commercial mortgage loan securitizations and auction rate securities for which there was no active market as of June 30, 2009.

In April of 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  This FSP addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This FSP also requires increased and timelier disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to early adopt the FSP and recorded total other-than-temporary impairments during the three months ended March 31, 2009, of approximately $117.3 million with $27.5 million of this amount recorded in other comprehensive income.  During the three and six months ended June 30, 2009, we recorded total other-than-temporary impairments of approximately $48.9 million and $166.2 million, respectively, with $7.9 million and $35.4 million of these amounts recorded in other comprehensive income, respectively.

Securities not subject to EITF Issue No. 99-20 that are in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.  Based on our analysis, for the three and six months ended June 30, 2009, we concluded that approximately $41.0 million and $130.8 million, respectively, of investment securities in an unrealized loss position were other-than-temporarily impaired, resulting in a charge to net realized investment losses.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$4,970	$12,952	$(7,982)	$10,549	$22,014	$(11,465)
Fixed maturity losses - sales	(905)	(181)	(724)	(931)	(702)	(229)
Equity gains - sales	9,503	60	9,443	9,503	60	9,443
Impairments on fixed maturity securities	(40,848)	(79,986)	39,138	(111,234)	(79,986)	(31,248)
Impairments on equity securities	(123)	—	(123)	(19,563)	—	(19,563)
Modco trading portfolio trading activity	154,785	(50,527)	205,312	108,907	(86,523)	195,430
Other	(554)	5,271	(5,825)	(2,072)	4,681	(6,753)
Total realized gains (losses) - investments	$126,828	$(112,411)	$239,239	$(4,841)	$(140,456)	$135,615

Foreign currency swaps	$—	$(309)	$309	$—	$2,862	$(2,862)
Foreign currency adjustments on stable value contracts	—	143	(143)	—	(2,864)	2,864
Derivatives related to mortgage loan commitments	4,593	8,700	(4,107)	6,889	(4,893)	11,782
Embedded derivatives related to reinsurance	(146,420)	48,201	(194,621)	(85,788)	77,566	(163,354)
Derivatives related to corporate debt	—	(2,764)	2,764	(125)	3,729	(3,854)
Other interest rate swaps	22,169	—	22,169	36,359	—	36,359
Credit default swaps	6,887	13,148	(6,261)	2,551	(2,002)	4,553
GMWB embedded derivatives	12,542	(594)	13,136	32,343	(3,373)	35,716
Other derivatives	2,238	(1,438)	3,676	2,213	(7,595)	9,808
Total realized gains (losses) - derivatives	$(97,991)	$65,087	$(163,078)	$(5,558)	$63,430	$(68,988)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance.  The change in net realized investment gains (losses), excluding impairments, Modco trading portfolio activity, and related embedded derivatives related to corporate debt, during the six months ended June 30, 2009, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.  For the three and six months ended June 30, 2009, we recognized pre-tax other-than-temporary impairments of $41.0 million and $130.8 million, respectively, in our investments compared to $80.0 million for both the three and six months ended June 30, 2008. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

Pre-Tax Impairments

(Net of Modco)

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(Dollars In Millions)
AbitibiBowater Bonds	$—	$30.4
Citigroup PFD	—	19.4
Alt-A Bonds	28.1	46.7
IdeaArc Bank Loan	—	17.9
Other MBS	8.9	12.4
Other Corporate	4.0	4.0
Total	$41.0	$130.8

As previously discussed, management considers several factors when determining other-than-temporary impairments.  Although we purchase securities with the intent to hold securities until maturity, we may change our position as a result of a change in circumstances.  Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2009, we sold securities in an unrealized loss position with a market value of $119.2 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$4,733	4.0%	$(26)	2.9%
>90 days but <= 180 days	5,455	4.6	—	—
>180 days but <= 270 days	175	0.1	(106)	11.7
>270 days but <= 1 year	10,725	9.0	(74)	8.2
>1 year	98,099	82.3	(699)	77.2
Total	$119,187	100.0%	$(905)	100.0%

The $2.1 million of other realized losses recognized for the six months ended June 30, 2009, includes mortgage loan losses of $2.4 million, other losses of $0.1 million, and other gains of $0.4 million. As of June 30, 2009, net gains of $108.9 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $13.0 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.

We have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments. The net gains for the three and six months ended June 30, 2009, were the result of gains related to closed positions of $1.6 million and $3.7 million, respectively, and mark-to-market gains of $3.0 million and $3.2 million, respectively.  As of June 30, 2009, we did not hold any positions in U.S. Treasury futures.

We also have in place various modified coinsurance and funds withheld arrangements that, in accordance with Derivatives Implementation Group (“DIG”) B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporated Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives.  The $146.4 million and $85.8 million of losses on these embedded derivatives for the three and six months ended June 30, 2009, respectively, were the result of spread tightening. During the three and six months ended June 30, 2009, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that offset the losses on these embedded derivatives.

We use certain interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities. These positions resulted in net losses of $0.1 million for the six months ended June 30, 2009.  There were no gains or losses for the three months ended June 30, 2009.  As of June 30, 2009, we did not hold any positions in these swaps.

We use other interest rate swaps to mitigate the price volatility of assets. We realized net gains of $22.2 million and $36.4 million on interest rate swaps for the three and six months ended June 30, 2009, respectively. These net gains were primarily the result of $24.7 million and $39.1 million in mark-to-market gains for the three and six months ended June 30, 2009, respectively.

We reported net gains of $6.9 million and $2.6 million related to credit default swaps for the three and six months ended June 30, 2009, respectively.  The net gains for the three months ended June 30, 2009, were the result of $10.7 million of mark-to-market gains, $4.1 million of losses related to closed positions and $0.3 million in premium income. The net gains for the six months ended June 30, 2009, were the result of $9.6 million of mark-to-market gains, $7.6 million of losses related to closed positions and $0.6 million in premium income.

The GMWB rider embedded derivatives on certain variable deferred annuities had net realized gains of $12.5 million and $32.3 million for the three and six months ended June 30, 2009, respectively.

We also use various swaps and options to mitigate risk related to other exposures. Equity call options generated gains of $1.9 million and $1.2 million for the three and six months ended June 30, 2009, respectively.  CPI swaps produced gains of $0.2 million and $1.0 million for the three and six months ended June 30, 2009, respectively. GMAB embedded derivatives had gains for the three and six months ended June 30, 2009, that were immaterial to our financial statements.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2009, the balance sheet date.  Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates.  Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio.  As of June 30, 2009, we had an overall pre-tax net unrealized loss of $1.8 billion.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of June 30, 2009, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$431,386	3.7%	$441,388	3.2%	$(10,002)	0.5%
>90 days but <= 180 days	543,092	4.6	610,926	4.4	(67,834)	3.2
>180 days but <= 270 days	591,664	5.0	685,004	4.9	(93,340)	4.4
>270 days but <= 1 year	1,204,605	10.2	1,340,324	9.7	(135,719)	6.5
>1 year but <= 2 years	6,884,553	58.5	8,128,234	58.6	(1,243,681)	59.3
>2 years but <= 3 years	1,078,257	9.2	1,390,485	10.0	(312,228)	14.9
>3 years but <= 4 years	809,334	6.9	1,011,626	7.3	(202,292)	9.6
>4 years but <= 5 years	139,465	1.2	153,713	1.1	(14,248)	0.7
>5 years	86,467	0.7	105,715	0.8	(19,248)	0.9
Total	$11,768,823	100.0%	$13,867,415	100.0%	$(2,098,592)	100.0%

The majority of the unrealized loss as of June 30, 2009, for both investment grade and below investment grade securities, is attributable to a widening in credit and mortgage spreads. As of June 30, 2009, the Barclays Investment Grade Index was priced at 275 bps versus a 10 year average of 158 bps. Similarly, the Barclays High Yield Index was priced at 945 bps versus a 10 year average of 601 bps. The considerable amount of spread widening was more than enough to offset lower treasury yield levels and their associated positive effect on the security prices. As of June 30, 2009, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.56%, 3.53%, and 4.32%, compared to 10 year averages of 4.06%, 4.56%, and 5.05%, respectively. In addition, as of June 30, 2009, 57.7% of the unrealized loss was associated with securities that were rated investment grade.

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

As of June 30, 2009, there were estimated gross unrealized losses of $150.8 million and $39.7 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively.  Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of June 30, 2009, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.  For the three and six months ended June 30, 2009, we recorded $41.0 million and $130.8 million of pre-tax other-than-temporary impairments, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.  Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity.  Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

As of June 30, 2009, securities with a market value of $401.7 million and unrealized losses of $141.9 million were issued in commercial mortgage loan securitizations that we sponsored, with no unrealized losses greater than five years. We do not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with our original expectations. Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to avoid. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

In assessing whether or not these unrealized positions should be considered other-than-temporary, we review the underlying cash flows, as well as the associated values of the real estate collateral for those loans included in our commercial mortgage loan securitizations.

We have no material concentrations of issuers or guarantors of fixed maturity securities.  The industry segment composition of all securities in an unrealized loss position held as of June 30, 2009, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Agency Mortgages	$146,457	1.2%	$146,799	1.1%	$(342)	0.0%
Banking	1,538,163	13.1	1,886,081	13.6	(347,918)	16.6
Basic Industrial	485,518	4.1	570,813	4.1	(85,295)	4.1
Brokerage	182,871	1.6	211,767	1.5	(28,896)	1.4
Capital Goods	260,294	2.2	307,256	2.2	(46,962)	2.2
Communications	379,218	3.2	445,528	3.2	(66,310)	3.1
Consumer Cyclical	267,076	2.3	329,827	2.4	(62,751)	3.0
Consumer Noncyclical	347,896	3.0	375,096	2.7	(27,200)	1.3
Electric	908,411	7.7	1,021,918	7.4	(113,507)	5.4
Energy	455,128	3.9	490,350	3.5	(35,222)	1.7
Finance Companies	276,357	2.3	333,279	2.4	(56,922)	2.7
Insurance	793,340	6.7	1,019,898	7.4	(226,558)	10.8
Municipal Agencies	426	0.0	493	0.0	(67)	0.0
Natural Gas	672,248	5.7	740,164	5.3	(67,916)	3.2
Non-Agency Mortgages	2,996,312	25.5	3,656,603	26.4	(660,291)	31.5
Other Finance	1,548,202	13.2	1,749,505	12.6	(201,303)	9.6
Other Industrial	82,617	0.7	98,699	0.7	(16,082)	0.8
Other Utility	21,069	0.2	24,044	0.2	(2,975)	0.1
Real Estate	13,763	0.1	15,133	0.1	(1,370)	0.1
Technology	82,860	0.7	93,124	0.7	(10,264)	0.5
Transportation	178,365	1.5	202,734	1.5	(24,369)	1.1
Canadian Government Agencies	47,077	0.4	48,651	0.3	(1,574)	0.1
U.S. Govt Agencies	85,155	0.7	99,653	0.7	(14,498)	0.7
Total	$11,768,823	100.0%	$13,867,415	100.0%	$(2,098,592)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	June 30, 2009	December 31, 2008

Agency Mortgages	0.0%	0.1%
Banking	16.6	14.5
Basic Industrial	4.1	6.0
Brokerage	1.4	0.8
Capital Goods	2.2	2.4
Communications	3.1	4.1
Consumer Cyclical	3.0	4.3
Consumer Noncyclical	1.3	1.8
Electric	5.4	6.9
Energy	1.7	3.5
Finance Companies	2.7	2.3
Insurance	10.8	9.5
Municipal Agencies	0.0	0.0
Natural Gas	3.2	6.3
Non-Agency Mortgages	31.5	25.5
Other Finance	9.6	8.2
Other Industrial	0.8	0.8
Other Utility	0.1	0.1
Real Estate	0.1	0.2
Technology	0.5	0.8
Transportation	1.1	1.3
Canadian Government Agencies	0.1	0.0
U.S. Govt Agencies	0.7	0.6
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of June 30, 2009, varies, with 42.9% maturing in less than 5 years, 14.3% maturing between 5 and 10 years, and 42.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2009:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$5,356,430	45.5%	$5,946,119	42.9%	$(589,689)	28.1%
BBB	4,138,768	35.2	4,759,088	34.3	(620,320)	29.6
Investment grade	9,495,198	80.7	10,705,207	77.2	(1,210,009)	57.7
BB	998,251	8.5	1,264,418	9.1	(266,167)	12.7
B	709,495	6.0	1,009,787	7.3	(300,292)	14.3
CCC or lower	565,879	4.8	888,003	6.4	(322,124)	15.3
Below investment grade	2,273,625	19.3	3,162,208	22.8	(888,583)	42.3
Total	$11,768,823	100.0%	$13,867,415	100.0%	$(2,098,592)	100.0%

As of June 30, 2009, we held $2.3 billion of below investment grade securities in an unrealized loss position.  Total unrealized losses related to below investment grade securities were $888.6 million, of which $776.5 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 8.2% of invested assets. As of June 30, 2009, securities in an unrealized loss position that were rated as below investment grade represented 19.3% of the total market value and 42.3% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were $1.8 billion. A widening of credit spreads is estimated to account for unrealized losses of $2.6 billion, with changes in treasury rates offsetting this loss by an estimated $850 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of June 30, 2009, were super senior or senior bonds in the capital structure. Our non-agency portfolio has a weighted average life of 1.95 years.

We primarily purchase our investments with the intent to hold to maturity. We do not expect these investments in unrealized loss positions to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

The following table includes the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2009:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$29,777	1.3%	$35,014	1.1%	$(5,237)	0.6%
>90 days but <= 180 days	56,442	2.5	93,129	2.9	(36,687)	4.1
>180 days but <= 270 days	212,627	9.4	262,338	8.3	(49,711)	5.6
>270 days but <= 1 year	63,364	2.8	83,844	2.7	(20,480)	2.3
>1 year but <= 2 years	1,562,838	68.7	2,119,951	67.0	(557,113)	62.7
>2 years but <= 3 years	178,188	7.8	288,519	9.1	(110,331)	12.4
>3 years but <= 4 years	148,348	6.5	239,608	7.6	(91,260)	10.3
>4 years but <= 5 years	18,323	0.8	27,265	0.9	(8,942)	1.0
>5 years	3,718	0.2	12,540	0.4	(8,822)	1.0
Total	$2,273,625	100.0%	$3,162,208	100.0%	$(888,583)	100.0%

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

In light of the events noted above and uncertain capital and credit market conditions, we have strategically positioned ourselves to have ample liquidity to meet our projected outflows from currently available sources. We have maintained a high balance of short-term investments; we have $270.0 million available capacity on our existing credit facility; we have access to the Federal Home Loan Bank (“FHLB”) for short-term borrowing; we have remained very selective regarding mortgage loan commitments; we have eliminated purchases of below investment grade assets; and we have discontinued the active pursuit of repurchasing shares of our common stock under our share repurchase program.

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

While we anticipate that the cash flow of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available.  Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed.  We expect that the rate received on our investments will equal or exceed our borrowing rate.  As of June 30, 2009, we had no outstanding balance related to such borrowings. Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices.  Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to a maximum principal amount of $500 million (the “Credit Facility”). This replaced our previously existing $200 million revolving line of credit.  We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (LIBOR), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $230.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of June 30, 2009. Of this amount, $180.0 million was used to purchase non-recourse funding obligations issued by an indirect, wholly owned special-purpose financial captive insurance company. For additional information related to special purpose financial captives, see “Capital Resources”. We were in compliance with all financial debt covenants of the Credit Facility as of June 30, 2009.

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

During the second quarter of 2008, we joined the FHLB of Cincinnati. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements.  Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. We held $58.2 million of common stock as of June 30, 2009, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2009, we had $875.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of June 30, 2009, we reported approximately $720.3 million (fair value) of Auction Rate Securities (“ARSs”), which were all rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held by us as of June 30, 2009, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, the best available source for current valuation information is from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

We use a discounted cash flow model to determine the fair value of our student loan-backed auction rate securities. The discounted cash flow model uses the discount margin and projected average life of a comparable actively-traded FFELP student loan-backed floating-rate asset-backed security. This comparable security is selected based on its underlying assets (i.e. FFELP-backed student loans) and vintage.

The auction rate securities are classified as a Level 3 valuation under SFAS No. 157. An unrealized loss of $67.8 million was recorded as of December 31, 2008, and an unrealized loss of $26.0 million was recorded as of June 30, 2009, and we have not recorded any other-than-temporary impairment because of the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of June 30, 2009, our total cash, cash equivalents and invested assets were $27.9 billion. The life insurance subsidiaries were committed as of June 30, 2009, to fund mortgage loans in the amount of $259.6 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments.  We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations.

In response to the volatility and disruption in the credit markets, we have maintained a high balance of cash and short-term investments to provide liquidity for cash outflows projected for the coming months. Our subsidiaries held approximately $2.0 billion in cash and short-term investments as of June 30, 2009, and we held an additional $11.2 million in cash and short-term investments available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Six Months Ended
	June 30,
	2009	2008
	(Dollars In Thousands)
Net cash provided by operating activities	$604,410	$852,536
Net cash provided by (used in) investing activities	3,684	(1,964,977)
Net cash (used in) provided by financing activities	(550,912)	1,073,656
Total	$57,182	$(38,785)

For the Six Months Ended June 30, 2009 compared to The Six Months Ended June 30, 2008

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

Net cash provided by (used in) investing activities - The variance in net cash provided by (used in) investing activities for the six months ended June 30, 2009, compared to June 30, 2008, was the result of activity related to our investment portfolio. The increase in net cash provided by investing activities was primarily due to a reduction in net purchases of fixed maturity and equity securities. We reduced the level of cash available for investing activities in order to significantly increase cash and cash equivalents to strengthen our capital position in response to recent economic conditions.

Net cash (used in) provided by financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The variance in net cash (used in) provided by financing activities for the six months ended June 30, 2009, compared to June 30, 2008, was primarily the result of a decrease in net investment product deposits and an increase in investment product withdrawals.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have registered debt securities, preferred and common stock, and stock purchase contracts, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

As of June 30, 2009, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners’ equity. We also have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur.  Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital.  There was a $230.0 million outstanding balance as of June 30, 2009, under the Credit Facility at an interest rate of LIBOR plus 0.40%.  Of this amount, $180.0 million was utilized to purchase non-recourse funding obligations issued by Golden Gate Captive Insurance Company (“Golden Gate”) an indirect wholly owned special-purpose financial captive insurance company.  As the need arises and in light of the current credit market environment, we may utilize the Credit Facility to purchase additional non-recourse funding obligations from this indirect wholly owned special-purpose financial captive insurance company in future quarters.

Through June 30, 2009, Golden Gate, which is wholly owned by PLICO, our largest operating subsidiary, has issued $180.0 million in aggregate principal amount of floating rate surplus notes, series B, due August 15, 2037 (the “Series B Notes”) to us under its surplus notes facility (the “Facility”) through which Golden Gate currently has the authority to issue floating rate surplus notes up to $1 billion of aggregate principal amount. The $180.0 million of Series B Notes is eliminated at the consolidated level. As of June 30, 2009, the outstanding balance under the Facility was an aggregate principal amount of $980.0 million, consisting of $180.0 million in aggregate principal amount of Series B Notes and $800.0 million in aggregate principal amount of floating rate surplus notes previously issued under the Facility (the “Series A Notes” and together with the Series B Notes, the “Notes”). The Notes are direct financial obligations of Golden Gate and are not guaranteed by us or PLICO. The Notes were issued in order to provide financing for a portion of the statutory reserves associated with a block of life insurance policies. As the block of business ages, unless additional funding mechanisms are put into place, reserving increases will reduce our available statutory capital and surplus. The Series B Notes accrue interest at the rate of LIBOR plus 40 basis points. We have experienced higher borrowing costs associated with the Series A Surplus Notes. The current rate on the Series A Notes is LIBOR plus 325 basis points; the maximum rate we could be required to pay is LIBOR plus 425 basis points.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special-purpose financial captive insurance company wholly owned by PLICO, had $575.0 million of non-recourse funding obligations outstanding as of June 30, 2009.  These non-recourse funding obligations mature in 2052.  We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations.

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

During the second quarter of 2009, PLICO completed the re-tranching and re-rating, based on current assumptions, of certain of its residential mortgage-backed securities with an amortized cost of approximately $1.4 billion. As PLICO retained one hundred percent of the beneficial interests, there was no impact on our consolidated financial statements or consolidated financial statement disclosures.  Because the ratings affect the amount of capital required to be held in support of these securities, it is expected that the re-ratings based on current assumptions will positively impact the calculation of PLICO’s statutory risk based capital.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. During the three and six months ended June 30, 2009, we ceded premiums to third-party reinsurers amounting to $394.2 million and $752.5 million, respectively. In addition, we had receivables from reinsurers amounting to $5.3 billion as of June 30, 2009.  We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

During the third quarter of 2008, Scottish Re US (“SRUS”) received a statutory accounting permitted practice from the Delaware Department of Insurance (“the Department”) that in light of decreases in the fair value of the securities in SRUS’s qualifying reserve credit trust accounts on business ceded to certain securitization companies, relieved SRUS of the need to receive an additional $104 million in capital contributions. On January 5, 2009, the Department issued an order of supervision (the “Order of Supervision”) against SRUS, in accordance with 18 Del. C. §5942, which, among other things, requires the Department’s consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department. We cannot predict what changes in the status of SRUS’s financial condition may have on our ability to take reserve credit for the business ceded to SRUS.  If we were unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on our financial condition and results of operation. As of June 30, 2009, we had approximately $184.8 million of GAAP recoverables from SRUS. In addition, we had $498.2 million of ceded statutory reserves related to SRUS.

During the second quarter of 2009, we issued 15.5 million shares of common stock through a public offering. This offering generated approximately $132.8 million of net proceeds.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position.  Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner.  These ratings are important in the debt issuer’s overall ability to access certain types of liquidity.  Ratings are not recommendations to buy our securities. The following table summarizes the ratings of our significant member companies’ from the major independent rating organizations as of June 30, 2009:

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

As of June 30, 2009, we had policy liabilities and accruals of approximately $18.4 billion. Our interest-sensitive life insurance policies have a weighted-average minimum credited interest rate of approximately 3.75%.

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

As of June 30, 2009, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Tax-an Interpretation of FASB Statement 109, we carried a $29.7 million liability for uncertain tax positions, including interest on unrecognized tax benefits.  These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Long-term debt(1)	$958,557	$29,797	$68,772	$523,950	$336,038
Non-recourse funding obligations(2)	2,512,823	36,267	72,534	72,534	2,331,488
Subordinated debt securities(3)	1,882,668	37,147	74,294	74,294	1,696,933
Stable value products(4)	4,710,112	1,109,503	1,790,861	994,001	815,747
Operating leases(5)	30,278	7,041	10,856	7,641	4,740
Home office lease(6)	79,389	977	1,941	76,471	—
Mortgage loan commitments	259,636	259,636	—	—	—
Policyholder obligations(7)	22,583,678	1,727,270	3,327,550	2,731,593	14,797,265
Total(8)	$33,017,141	$3,207,638	$5,346,808	$4,480,484	$19,982,211

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted SFAS No. 157.  This standard defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The term “fair value” as used in this document is defined in accordance with SFAS No. 157. The cumulative effect of adopting this standard resulted in an increase to January 1, 2008 retained earnings of $1.5 million and a decrease in income before income taxes of $0.4 million for the three months ended June 30, 2008. The standard describes three levels of inputs that may be used to measure fair value.  For more information, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 11, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively-traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities.  Market price quotes may not be readily available for some positions, or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments.  As of June 30, 2009, $1.7 billion of available-for-sale and trading account assets were classified as level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values. As of June 30, 2009, the level 3 fair values of derivative assets and liabilities determined by these quantitative models were $156.4 million and $66.1 million. These amounts reflect the full fair value of the derivatives as defined in accordance with SFAS No. 157 and do not isolate the discrete value associated with the specific subjective valuation variable.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating and other market conditions.  As of June 30, 2009, the level 3 fair value of these liabilities was $152.4 million. This amount reflects the full fair value of the liabilities as defined in accordance with SFAS No. 157 and does not isolate the discrete value associated with the specific subjective valuation variable.

For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly.

During 2008, we changed certain assumptions used in our methodology for determining the fair value for retained beneficial interests in CMBS holdings related to our sponsored commercial mortgage loan securitizations.  Prior to the third quarter, we used external broker valuations to determine the fair value of these positions. These valuations were based on the cash flows of the commercial mortgages underlying the notes, as well as observable market spread assumptions for investments with similar coupons and/or characteristics based on the fair value hierarchy criteria, and non-observable assumptions and factors utilizing general market information available as of the valuation date.  As of June 30, 2009, we still believe that little or no secondary market existed for CMBS holdings similar to those in our portfolio, and additionally, certain of the tranches within our holdings fell below the collapse provision levels in the underlying security agreements.  Therefore, the relevant observable inputs from

CMBS sales activity could not be obtained for what we considered a supportable or appropriate calculation of fair value based on our previous methodology.

As a result of the factors noted and in accordance with the clarifying guidance issued in FSP FAS No. 157-3, during 2008, we determined the fair value of these CMBS holdings using a combination of external broker valuations and an internally developed model. This model includes inputs based on assumed discount rates relative to our current mortgage loan lending rate and an expected cash flow analysis based on a review of the commercial mortgage loans underlying the notes. The model also contains our determined representative risk adjustment assumptions related to nonperformance and liquidity risks. The retained interest in the securitized mortgage loans may be subject to prepayment and interest rate risks. Changes in these assumptions during the third quarter of 2008 resulted in an increase of approximately $173.0 million to the fair value of our retained beneficial interests in CMBS holdings related to our sponsored commercial mortgage loan securitizations. We believe that this valuation approach provides a more accurate calculation of the fair value of these securities under the fair value hierarchy guidance and the current inactive market conditions.

Of our $1.9 billion of assets classified as Level 3 assets, $1.6 billion were asset-backed securities. Of this amount, $727.7 million were student loan related asset-backed securities, $29.1 million were non-student loan related asset-backed securities, $817.6 million were commercial mortgage-backed securitizations, and $3.2 million were other mortgage-backed securities. The years of issuance of the asset-backed securities are as follows:

Year of Issuance	Amount
(In Millions)

1997	$134
2002	301
2003	199
2004	119
2005	12
2006	31
2007	782
Total	$1,578

The asset-backed securities were rated as follows: $1.4 billion were AAA rated, $78.2 million were AA rated, $54.7 million were A rated, $4.2 million were BBB rated, and $28.2 million were below investment grade. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

We have sold credit default protection on liquid traded indices to enhance the return on our investment portfolio.  These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments.  The credit default swaps relate to the High Yield Series 8 Index and the Investment Grade Series 9 Index and have terms to June 2014 and December 2017, respectively.  Defaults within the High Yield Series 8 Index that exceeded the 25% attachment point would require us to perform under the credit default swaps, up to the 35% exhaustion point.  Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require us to perform under the credit default swaps, up to the 15% exhaustion point.  The maximum potential amount of future payments (undiscounted) that we could be required to make under the credit derivatives is $45.0 million.  As of June 30, 2009, the fair value of the credit derivatives was a liability of $9.8 million.

As a result of the ongoing disruption in the credit markets, the fair value of these derivatives is expected to fluctuate in response to changing market conditions. We believe that the unrealized loss recorded on the $45.0 million notional of credit default swaps is not indicative of the economic value of the investment. We expect the unrealized loss to reverse over the remaining life of the credit default swap portfolio.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired.  The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower.  The commitment is not recognized in our financial statements until the commitment is actually funded.  The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.  As of June 30, 2009, we had outstanding mortgage loan commitments of $259.6 million at an average rate of 6.41%.

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

On November 11, 2008, the American Council of Life Insurers (“ACLI”) submitted to the NAIC a proposal to implement capital and surplus relief for life insurers. The ACLIs proposal contained nine elements, which were subsequently assigned to four of the NAIC’s technical committees. Of the nine elements proposed by the ACLI, the technical committees rejected three, approved three, and indicated that the remaining three would be acceptable given certain amendments. In January 2009, the NAIC Executive Committee voted not to approve any of the elements of the ACLI proposal. The NAIC continues to study certain of the capital and surplus proposals. However, numerous life insurers have received various permitted accounting practices from their domiciliary state insurance departments that effectively implement certain of the elements. PLICO received a permitted accounting practice related to the calculation of deficiency reserves from its domiciliary state regulator in Tennessee. As of June 30, 2009, the permitted accounting practice had an impact of reducing PLICO statutory reserves by approximately $56.5 million.  In addition, pursuant to a regulation change regarding the calculation of deficiency reserves by its domiciliary state regulator in Nebraska, West Coast Life Insurance Company, a wholly-owned subsidiary of PLICO, received a benefit to its statutory capital of approximately $63.6 million.

In addition to the capital and surplus proposals, the NAIC continues to study other proposals from regulators and industry that could materially affect our financial condition. These include, but are not limited to, proposals relating to the accounting treatment for re-rating securitized RMBS, the accounting treatment for impaired loan-backed and structured securities, the calculation of the mortgage experience adjustment factor, and the ratings of and risk-based capital calculation for RMBS. We cannot forecast the outcome of the NAIC’s consideration of these proposals, nor can we predict what effect such proposals, if adopted, will have on us.

Accounting and actuarial groups within the NAIC are also studying whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on our statutory capital. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

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

(b)                                  Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company cannot predict the amount or timing of any future assessments.

The purchase of life insurance products is limited by state insurable interest laws, which in most jurisdictions require that the purchaser of life insurance name a beneficiary that has some interest in the sustained life of the insured. To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws. To the extent these laws are relaxed, the Company’s lapse assumptions may prove to be incorrect.

The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations. Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements.

Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal issue may change over time to the Company’s detriment, or that changes to the overall legal environment, even absent any change of interpretation by a particular regulator, may cause the Company to change its views regarding the actions it needs to take from a legal risk management perspective, which could necessitate changes to the Company’s practices that may, in some cases, limit its ability to grow and improve profitability.

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

Additionally, on June 17, 2009, the Obama Administration released a set of proposed regulatory reforms with respect to financial services entities.  As part of a larger effort to strengthen the regulation of the financial services market, the proposal outlines certain reforms applicable to the insurance industry. Although no legislation has been enacted or regulations promulgated with respect to the proposal, there is currently legislation pending before Congress which would require changes to law or regulation applicable to the Company, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, changes to the regulation of broker dealers and investment advisors, and the imposition of additional regulation over credit rating agencies. Any additional legislation or regulatory requirements applicable to the Company in connection with the proposal may make it more expensive for the Company to conduct its business and subject the Company to an additional layer of regulatory oversight. Such actions by Congress could have a material adverse effect on the Company’s financial condition and results of operations.

The proposal also calls for the creation of a Consumer Financial Protection Agency (“CFPA”) with jurisdiction over credit, savings, payment and other consumer financial products and services, other than investment products already regulated by the SEC or the U.S. Commodity Futures Trading Commission. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPA. Any such regulation by the CFPA could make it more difficult or costly for the Company’s subsidiaries to sell certain products and have a material adverse effect on its financial condition and results of operations.

The Company’s subsidiaries may also be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”). Severe penalties are imposed for breach of duties under ERISA.

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

The Company Operates as a Holding Company and Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends.

The Company operates as a holding company for its insurance and other subsidiaries and does not have any significant operations of its own.  The Company’s primary sources of funding are dividends from its operating subsidiaries; revenues from investment, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing.  These funding sources support the Company’s general corporate needs including its common stock dividends and debt service.  If the funding the Company receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, it may be required to raise funds through the incurrence of debt, the issuance of additional equity or the sale of assets.

The states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends and make other payments to the Company.  State insurance regulators may prohibit the payment of dividends or other payments to the Company by its insurance subsidiaries if they determine that the payments could be adverse to the policyholders or contract holders of the insurance subsidiaries.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Issuer Purchases of Equity Securities

On May 7, 2007, the Company’s Board of Directors extended the Company’s previously authorized $100 million share repurchase program. The Company announced on February 12, 2008, that it had commenced execution of this repurchase plan.  The current authorization extends through May 6, 2010. Future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital. There were no shares repurchased during the three months ended June 30, 2009. The approximate value of shares that may yet be purchased under the program is $82.9 million.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareowners of Protective Life Corporation (the “Company”) was held on May 4, 2009.  Shares entitled to vote at the Annual Meeting totaled 69,972,618 of which 64,735,451 shares were represented.

At the Annual Meeting the following directors were elected.  The number of shares cast for and authorized withheld for each nominee is shown below:

	Number of	Number of
	Shares	Shares
Name of Director	Voted For	Withheld
James S. M. French	62,584,307	2,151,145
Thomas L. Hamby	62,610,685	2,124,767
John D. Johns	57,256,889	7,478,563
Vanessa Leonard	62,613,081	2,122,372
Charles D. McCrary	58,185,042	6,550,410
John J. McMahon, Jr.	52,873,772	11,861,681
Malcolm Portera	62,595,771	2,139,681
C. Dowd Ritter	59,619,659	5,115,794
William A. Terry	62,400,770	2,334,683
W. Michael Warren, Jr.	62,625,795	2,109,658
Vanessa Wilson	62,577,523	2,157,930

Shareowners approved a proposal to ratify the appointment by the Board of Directors of the Company of PricewaterhouseCoopers LLP as the independent public accountants for the Company and its subsidiaries for 2009.  Shares voting for this proposal were 60,737,348; shares voting against were 3,909,407, and shares abstaining were 88,696.

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

PROTECTIVE LIFE CORPORATION

Date: August 7, 2009	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer