Form 10-K
period 2009-12-31
PROTECTIVE LIFE CORP
filed 2010-02-26
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

          Aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant as of June 30, 2009: $964,256,848

          Number of shares of Common Stock, $0.50 Par Value, outstanding as of February 24, 2010: 85,584,443

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement prepared for the 2010 annual meeting of shareowners, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.    Business

        Protective Life Corporation is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("PLICO") is the Company's largest operating subsidiary. Unless the context otherwise requires, "Company," "we," "us," or "our" refers to the consolidated group of Protective Life Corporation and its subsidiaries.

        The Company operates several operating segments' each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including net investment income on capital and interest on debt), a trading portfolio that was previously part of a variable interest entity, and the operations of several non-strategic or runoff lines of business. The Company periodically evaluates operating segments, as prescribed in the Accounting Standard Codification ("ASC" or "Codification") Segment Reporting Topic, and makes adjustments to our segment reporting as needed.

        Additional information concerning the Company's operating segments may be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 22, Operating Segments to Consolidated Financial Statements included herein.

        In the following paragraphs, the Company reports sales and other statistical information. These statistics are used to measure the relative progress of its marketing and acquisition efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance is based on annualized premiums, while universal life sales are based on annualized planned premiums, or "target" premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. "Target" premiums for universal life are those premiums upon which full first year commissions are paid. Sales of annuities are measured based on the amount of deposits received less surrenders occurring within twelve months of the deposit. Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received. Sales within the Asset Protection segment are based on the amount of single premium and fees received.

        These statistics are derived from various sales tracking and administrative systems and are not derived from the Company's financial reporting systems or financial statements. These statistics attempt to measure some of the many factors that may affect future profitability, and therefore, are not intended to be predictive of future profitability.

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

        The following table presents the Life Marketing segment's sales measured by new premium:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2005	$295
2006	228
2007	229
2008	158
2009	163

Acquisitions

        The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals. These acquisitions may be accomplished through acquisitions of companies or through the reinsurance of blocks of policies from other insurers. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, competitive landscape, and market dynamics. The Company expects acquisition opportunities to continue to be available; however, the Company believes it may face increased competition and evolving capital requirements that may affect the environment and the form of future acquisitions.

        Most acquisitions closed by the Acquisitions segment have not included the acquisition of an active sales force, thus policies acquired through the segment are "closed" blocks of business (no new policies are being marketed). Therefore, the amount of insurance in-force for a particular acquisition is expected to decline with time due to lapses, deaths, and other terminations of coverage. In transactions where some marketing activity was included, the Company generally either ceased future marketing efforts or redirected those efforts to another segment of the Company. However, from time to time, the Company may elect to continue marketing new policies and to operate such operations as a component of other segments.

        The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a significant competitive advantage.

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

        From time to time the Company's other operating segments have acquired companies and blocks of policies which are included in their respective results.

Annuities

        The Annuities segment markets and supports fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

        The Company's fixed annuities include modified guaranteed annuities which guarantee an interest rate for a fixed period. Because contract values for these annuities are "market-value adjusted" upon surrender prior to maturity, in certain interest rate environments, these products afford the Company with a measure of protection from the effects of changes in interest rates. The Company's fixed annuities also include single premium deferred annuities, single premium immediate annuities, and equity indexed annuities. However, equity indexed annuities are not actively being marketed. The Company's variable annuities offer the policyholder the opportunity to invest in various investment accounts.

        The following table presents fixed and variable annuity sales. The demand for annuity products is related to the general level of interest rates and performance of the equity markets. Additionally, the Company has continued the marketing of new annuity products associated with its 2006 acquisition of the Chase Insurance Group, and included these sales as a component of the Annuities segment.

For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2005	$275	$312	$587
2006	878	323	1,201
2007	1,194	472	1,666
2008	2,160	452	2,612
2009	1,225	796	2,021

Stable Value Products

        The Stable Value Products segment sells guaranteed funding agreements ("GFAs") to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, to the Federal Home Loan Bank ("FHLB"), and money market funds. During 2003, the Company registered a funding agreement-backed notes program with the United States Securities and Exchange Commission (the "SEC"). Through this program, the Company is able to offer notes to both institutional and retail investors. The amount available under this program was increased by $4 billion in 2005 through a second registration. In February 2009, the Company updated the second registration in accordance with applicable SEC rules and such updated registration provides for the sale of the unsold portion of notes previously registered under the program. The segment's funding agreement-backed notes complement the Company's overall asset/liability management in that the terms of the funding agreements may be tailored to the needs of Protective Life as the seller of the funding agreements, as opposed to solely meeting the needs of the buyer.

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

        The following table presents Stable Value Products sales:

For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2005	$96	$1,316	$1,412
2006	294	140	434
2007	133	794	927
2008	166	1,803	1,969
2009	—	—	—

        In 2009, the Company chose to not participate in the stable value market.

Asset Protection

        The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers' investments in automobiles, watercraft, and recreational vehicles ("RV"). In addition, the segment markets a guaranteed asset protection product. The segment's products are primarily marketed through a national network of approximately 3,750 automobile, marine, and RV dealers. A network of direct employee sales representatives and general agents distributes these products to the dealer market.

        The following table presents the insurance and related product sales measured by new revenue:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2005	$489
2006	536
2007	552
2008	411
2009	305

        In 2009, approximately 90.8% of the segment's sales were through the automobile, marine, and RV dealer distribution channel, and approximately 74.4% of the segment's sales were extended service contracts. Approximately 47.7% of the Company's service contract business covers vehicles produced by domestic car makers. A portion of the sales and resulting premium are reinsured with producer-affiliated reinsurers.

Corporate and Other

        The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other operating segments described above (including net investment income on capital and interest on debt) and a trading portfolio that was previously part of a variable interest entity. This segment also includes earnings from several non-strategic or runoff lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The earnings of this segment may fluctuate from year to year.

Investments

        As of December 31, 2009, the Company's investment portfolio was approximately $29.1 billion. The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company's investments, the maturity of and the concentration of risk among the Company's invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 4, Investment Operations to Consolidated Financial Statements, Note 21, Derivative Financial Instruments, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following table shows the reported values of the Company's invested assets:

	As of December 31,
	2009		2008
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2009—$18,376,802; 2008—$18,880,847)	$18,100,141	62.3%	$16,554,695	62.3%
Privately issued bonds (amortized cost: 2009—$4,851,515; 2008—$4,210,825)	4,730,286	16.3	3,544,285	13.3

Fixed maturities	22,830,427	78.6	20,098,980	75.6
Equity securities (cost: 2009—$280,615; 2008—$358,159)	275,497	0.9	302,132	1.1
Mortgage loans	3,877,087	13.3	3,848,288	14.5
Investment real estate	25,188	0.1	14,810	0.1
Policy loans	794,276	2.7	810,933	3.1
Other long-term investments	204,754	0.7	432,137	1.6
Short-term investments	1,049,609	3.7	1,059,506	4.0

Total investments	$29,056,838	100.0%	$26,566,786	100.0%

        Included in the preceding table are $2.9 billion and $3.2 billion of fixed maturities and $250.8 million and $80.4 million of short-term investments classified as trading securities as of December 31, 2009 and 2008, respectively. The trading portfolio includes invested assets of $2.7 billion and $2.9 billion as of December 31, 2009 and 2008, respectively, held pursuant to modified coinsurance ("Modco") arrangements under which the economic risks and benefits of the investments are passed to third-party reinsurers.

        As of December 31, 2009, the Company's fixed maturity investment holdings were approximately $22.8 billion. The approximate percentage distribution of the Company's fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2009	2008
AAA	19.9%	35.2%
AA	4.9	6.6
A	18.7	19.8
BBB	42.9	33.0
Below investment grade	13.6	5.4

	100.0%	100.0%

        The increase in BBB securities in the table above is a result of negative ratings migration on securities owned by the Company. During 2009, the Company did not actively purchase securities below the BBB level.

        The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2009	2008
	(Dollars In Millions)
Corporate bonds	$14,847.8	$12,076.6
Residential mortgage-backed securities	3,917.5	5,013.4
Commercial mortgage-backed securities	1,124.3	1,182.1
Asset-backed securities	1,120.8	1,102.1
U.S. government-related bonds	811.3	534.7
Other government-related bonds	608.5	160.3
States, municipals and political subdivisions	400.2	29.8

Total Fixed Income Portfolio	$22,830.4	$20,099.0

        The Company's portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. Within the Company's fixed maturity securities, it maintains portfolios classified as "available-for-sale" and "trading". The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company classified $19.9 billion or 87.1% of its fixed maturities as "available-for-sale" as of December 31, 2009, with the remaining $2.9 billion classified as trading securities. These securities are carried at fair value on the Company's Consolidated Balance Sheets.

        A portion of the Company's bond portfolio is invested in residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities. These holdings as of December 31, 2009, were approximately $6.2 billion. Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. In addition, the Company has entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

        The Company obtains ratings of its fixed maturity securities from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Corporation ("Standard & Poor's"), and/or Fitch Ratings ("Fitch"). If a bond is not rated by Moody's, S&P, or Fitch, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2009, over 99.0% of the Company's bonds were rated by Moody's, S&P, Fitch, and/or the NAIC.

        At December 31, 2009, the Company had bonds in its available-for-sale portfolio which were rated below investment grade of $2.7 billion, with an amortized cost of $3.3 billion. In addition, included in its trading portfolio, the Company held $362.7 million of securities which were rated below investment grade. As of December 31, 2009, approximately $30.5 million of the bonds rated below investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $580.2 million of the below investment grade bonds were not publicly traded.

        Risks associated with investments in debt securities rated below investment grade may be significantly higher than risks associated with investments in debt securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to such debt securities than with other debt securities because these obligations may be unsecured or subordinated to other creditors. Additionally, there is often a thinly traded market for such securities and current market quotations are frequently not available for some of these securities. Issuers of debt securities that were considered below investment grade at issuance or have subsequently been downgraded to below investment grade usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment-grade issuers.

        The following table shows the investment results from continuing operations of the Company:

				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments at December 31,		Percentage Earned on Average of Cash and Investments
For The Year Ended December 31,		Net Investment Income		Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
2005	$20,741,423	$1,180,502	5.8%	$(30,881)	$49,393
2006	28,299,749	1,419,778	6.0	(21,516)	104,084
2007	29,476,959	1,675,934	5.9	8,469	8,602
2008	27,003,687	1,675,164	5.8	116,657	(584,492)
2009	29,547,513	1,665,036	5.9	(177,953)	120,149

Mortgage Loans

        The Company also invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2009, the Company's mortgage loan holdings were approximately $3.9 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in the Company's view, on a conservative, disciplined approach. The Company concentrates its underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which the Company has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

        The following table shows a breakdown of the Company's commercial mortgage loan portfolio by property type as of December 31, 2009:

Type	Percentage of Mortgage Loans on Real Estate
Retail	64.5%
Office Buildings	14.4
Apartments	11.3
Warehouses	7.4
Other	2.4

100.0%

        The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's leased space represents more than 2.6% of mortgage loans. Approximately 75.8% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Texas	13.1%
Georgia	10.7
Tennessee	8.1
Alabama	7.9
Florida	5.7
South Carolina	5.6
Ohio	4.9
Utah	4.2
North Carolina	4.2
Indiana	3.5
Michigan	2.9
Mississippi	2.5
Pennsylvania	2.5

75.8%

        During 2009, the Company funded approximately $232.9 million of new loans, with an average loan size of $5.7 million. The average size mortgage loan in the portfolio as of December 31, 2009 was $2.5 million, and the weighted-average interest rate was 6.24%. The largest single mortgage loan was $34.4 million.

        Retail loans are predominantly on strip shopping centers anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, clothing, and other services. The following were the largest anchor tenants (measured by the Company's level of exposure) as of December 31, 2009:

Type	Percentage of Mortgage Loans on Real Estate
Food Lion, Inc.	2.6%
Walgreen Corporation	1.9
Wal-Mart Stores, Inc.	1.9
United States Government	1.4
Tractor Supply Company	1.2

9.0%

        At the time of origination, the Company's mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. The Company targets projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property's projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2009, approximately $808.6 million of the Company's mortgage loans have this participation feature. Exceptions to these loan-to-value measures may be made if the Company believes the mortgage has an acceptable risk profile.

        Many of the Company's mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

        As of December 31, 2009, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. As of December 31, 2009, $23.1 million, or 0.6%, of the mortgage loan portfolio was nonperforming. It is the Company's policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

        Between 1996 and 1999, the Company securitized $1.4 billion of its mortgage loans. The Company sold certain of the senior tranches while retaining the subordinate tranches. During 2007, the Company securitized an additional $1.0 billion of its mortgage loans. The Company sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches. The Company continues to service both of these sets of securitized mortgage loans. As of December 31, 2009, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $844.5 million. See Note 10, Commercial Mortgage Securitizations, for additional information on these mortgage loan securitizations.

        The Company does not actively invest directly in real estate. The investment real estate held by the Company consists largely of properties obtained through foreclosures or the acquisition of other insurance companies. Foreclosed properties often generate a positive cash flow enabling the Company to hold and manage the property until the property can be profitably sold.

Ratings

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including the Company's insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer's products, its ability to market its products, and its competitive position. Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer's overall ability to access certain types of liquidity. Ratings are not recommendations to buy the Company's securities. The following table summarizes the ratings of the Company and its significant member companies from the major independent rating organizations as of December 31, 2009:

Ratings	A.M. Best	Fitch	Standard & Poor's	Moody's
Insurance companies financial strength ratings:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—
Other ratings:
Issuer Credit/Default Rating—Protective Life Corporation	a-	BBB+	A-	—
Senior Debt Rating—Protective Life Corporation	—	BBB	—	Baa2
Issuer Credit/Default Rating—Protective Life Ins. Co.	aa-	—	AA-	—

        On February 11, 2009, A.M. Best Co. ("A.M. Best") affirmed the financial strength ratings of the Company's primary life/health subsidiaries at A+, and announced a one-step downgrade of the debt ratings of the Company to a- from a, and a one-step downgrade of the issuer credit ratings ("ICR") to aa- from aa of the Company's primary life/health subsidiaries. A.M. Best stated that the outlook for all ratings has been revised to negative from stable. On February 12, 2009, Moody's downgraded the senior debt rating of the Company to Baa2 from Baa1. The Insurer Financial Strength ("IFS") ratings of the Company's life insurance subsidiaries, including PLICO, were downgraded to A2 from A1. The outlook for the ratings has been changed to negative. On February 26, 2009, Standard & Poor's lowered both the IFS ratings and the ICR of the Company's life insurance subsidiaries, including PLICO, to AA- from AA. In addition, Standard & Poor's downgraded the ICR for the Company to A- from A. The outlook for the ratings was affirmed as stable.

        On September 16, 2009, Fitch announced a one-step downgrade of the IFS ratings of the Company's life insurance subsidiaries, including PLICO, to A from A+, a one-step downgrade of the Company's issuer default rating to BBB+ from A-, and a one-step downgrade of the Company's senior debt rating from BBB+ to BBB. Fitch stated that the ratings outlook is negative.

        The Company's ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company's insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. A downgrade or other negative action by a ratings organization with respect to the Company's credit rating could limit its access to capital markets and increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral.

Life Insurance In-Force

        The following table shows life insurance sales by face amount and life insurance in-force:

	For The Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars In Thousands)
New Business Written
Life Marketing	$50,621,394	$57,534,379	$89,463,255	$81,389,241	$60,435,133
Asset Protection	1,376,012	2,077,540	2,786,447	3,095,205	3,770,783

Total	$51,997,406	$59,611,919	$92,249,702	$84,484,446	$64,205,916

Business Acquired
Acquisitions	$—	$—	$—	$224,498,169	$—

Insurance In-Force at End of Year(1)
Life Marketing	$546,049,195	$544,248,010	$517,797,133	$453,937,534	$435,430,943
Acquisitions	226,021,519	227,708,203	243,050,966	265,837,876	26,861,772
Asset Protection	3,019,142	3,651,779	4,333,952	4,718,018	5,496,543

Total	$775,089,856	$775,607,992	$765,182,051	$724,493,428	$467,789,258

(1)
Reinsurance assumed has been included, reinsurance ceded (2009—$515,136,471; 2008—$540,561,213; 2007—$531,984,866; 2006—$576,790,608; 2005—$393,605,152) has not been deducted.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

As of December 31,	Ratio of Voluntary Termination
2005	4.2%
2006	3.9
2007	4.5
2008	4.7
2009	4.9

Investment Products In-Force

        The amount of investment products in-force is measured by account balances. The following table shows stable value product segment, acquisitions segment, and annuity segment account balances. Most of the variable annuity account balances are reported in the Company's financial statements as liabilities related to separate accounts.

As of December 31,	Stable Value Products	Modified Guaranteed Annuities	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2005	$6,057,721	$2,348,037	$777,422	$2,639,670
2006	5,513,464	2,424,218	4,981,587	4,302,413
2007	5,046,463	2,745,123	5,932,336	4,128,666
2008	4,960,405	3,497,482	6,087,419	3,220,519
2009	3,581,150	3,630,614	6,457,013	4,132,053

        Below are the fixed annuity account balances by segment:

As of December 31,	Annuities	Acquisitions	Corporate & Other	Total
	(Dollars In Thousands)
2008	$3,102,602	$2,872,014	$61,677	$6,036,293	*
2009	3,913,365	2,442,279	57,457	6,413,101	*
*
Note that this amount does not agree to the total in the Fixed Annuities column in the table above as a result of immaterial amounts included within other segments.

        Below are the variable annuity account balances by segment:

As of December 31,	Annuities	Acquisitions	Total
	(Dollars In Thousands)
2008	$1,895,808	$1,324,711	$3,220,519
2009	2,808,123	1,323,930	4,132,053

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

        The Company's insurance subsidiaries generally require blood samples to be drawn with individual insurance applications above certain face amounts based on the applicant's age, except in the worksite and BOLI markets where limited blood testing is required. Blood samples are tested for a wide range of chemical values and are screened for antibodies to certain viruses. Applications also contain questions permitted by law regarding certain viruses which must be answered by the proposed insureds.

        During the third quarter of 2006, the Company introduced an advanced underwriting system, TeleLife®, through the brokerage agent distribution channel for traditional insurance. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means, and reduces the number of attending physician statements. The TeleLife® program was expanded to include the stock brokerage channel in 2008. In 2009, the Company expanded the scope of the TeleLife® program to include all term applications under $1,000,000 in the individual agent channel.

        During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional life products.

Reinsurance Ceded

        The Company's insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company has also used reinsurance to reinsure guaranteed minimum death benefit ("GMDB") claims relative to its variable annuity contracts.

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

        As of December 31, 2009, the Company had insurance in-force of $775.1 billion, of which approximately $515.1 billion was ceded to reinsurers. See Note 8, Reinsurance to Consolidated Financial Statements for additional information related to the Company's use of reinsurance.

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

        The policy liabilities and accruals carried in the Company's financial reports presented on the basis of accounting principles generally accepted in the United States of America ("GAAP") differ from those specified by the laws of the various states and carried in the insurance subsidiaries' statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes, from the introduction of lapse assumptions into the calculation, and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are generally carried in the Company's financial reports at the account value of the policy or contract plus accrued interest, with certain exceptions as permitted by actuarial guidelines.

Federal Income Tax

        Existing federal laws and regulations affect the taxation of the Company's products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company's products a competitive advantage over other non-insurance products. To the extent that Internal Revenue Code of 1986 (the "Code") is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company and its subsidiaries, will be adversely affected with respect to their ability to sell such products. Also, depending upon grandfathering provisions, the Company will be affected by the surrenders of existing annuity contracts and life insurance policies.

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

        In addition, life insurance products are often used to fund estate tax obligations. Legislation was enacted that reduced and eventually eliminated the federal estate tax. Under this legislation, the estate tax will be reinstated, usually in its entirety, in 2011 and thereafter. Members of Congress have expressed a desire to modify the existing legislation, which modification could result in faster or more complete reduction or repeal of the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected.

        Additionally, the Company is subject to corporate income tax. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes will adversely affect the Company.

        The Company's insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries. However, certain restrictions apply regarding the consolidation of recently-acquired life insurance companies into the Company's consolidated U.S. income tax return. Additionally, restrictions apply to the combining, in a consolidated U.S. income tax return, of life-insurance-company taxable income or losses with non-life-insurance-company taxable losses, or income respectively. For 2009, the Company will consolidate all of its subsidiaries into its consolidated U.S. income tax return except for Protective Life Insurance Company of New York. The former Chase life insurance companies that were merged into PLICO were consolidated as of the date at which each was merged. The Company filed short-period returns for those merged companies representing activity during the pre-merger timeframe.

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

        The Company's move away from reliance on reinsurance for newly written traditional life products results in a net reduction of current taxes, but an increase in deferred taxes. The Company allocates the benefits of reduced current taxes to the life marketing segment and the profitability and competitive position of certain products is dependent on the continuation of existing tax rules and interpretations and the Company's ability to generate taxable income.

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

        The Company's ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of adequate ratings from rating agencies.

        As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency that differs from past behavior.

Risk Management

        Risk management is a critical part of the Company's business, and the Company has adopted risk management processes in multiple aspects of its operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management, and technology development projects. Risk management includes the assessment of risk, a decision process to determine which risks are acceptable and the ongoing monitoring and management of those risks. The primary objective of these risk management processes is to determine the acceptable level of variations the Company experiences from its expected results.

Regulation

        The Company and its subsidiaries are subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company's business, which may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. At any given time, a number of financial and/or market conduct examinations of the Company's subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company's subsidiaries that could, if determined adverse, have a material impact on the Company. The Company's insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company's profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

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

        The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations. Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements. Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from the NAIC. Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Although with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor the action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and if changes were made, whether they should be applied retrospectively, prospectively only, or in a phased-in manner. A requirement to reduce the reserve credits on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

        At the federal level, bills are routinely introduced in both chambers of the United States Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, pre-empting state law in certain respects to the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, and other matters. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material.

        The Company's insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business and their business, and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company's subsidiaries may be ongoing. To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company's insurance company subsidiaries.

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

        In addition, many states, including the states in which the Company's insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where PLICO is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. The NAIC is currently considering revising the NAIC Model Insurance Company Holding Act.

        The states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the subsidiaries' ability to pay dividends to the Company. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2010 is estimated to be $704.8 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

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

        Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included herein.

Employees

        As of December 31, 2009, the Company had approximately 2,317 employees, of which 2,302 were full-time and 15 were part-time employees. Included in the total were approximately 1,315 employees in Birmingham, Alabama, of which 1,305 were full-time and 10 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2009 was approximately $10.5 million. In addition, substantially all of the employees are covered by a defined benefit pension plan. In 2009, 2008 and 2007, the Company also matched employee contributions to its 401(k) Plan. Additionally, in 2007, the Company made discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note 13, Stock-Based Compensation and Note 14, Employee Benefit Plans to Consolidated Financial Statements for additional information.

Available Information

        The Company files reports with the SEC, including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

        The Company makes available free of charge through its website, www.protective.com, the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials is electronically filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC

        The Company will also have available copies of the Company's Proxy Statement and the 2009 Annual Report to Shareowners which will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Shareowner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3573, Fax (205) 268-5547.

Executive Officers

        As of February 24, 2010, the Company's executive officers were as follows:

Name	Age	Position
John D. Johns	58	Chairman of the Board, President, Chief Executive Officer and a Director
Richard J. Bielen	49	Vice Chairman and Chief Financial Officer
Edward M. Berko	52	Executive Vice President, Chief Risk Officer
Carolyn M. Johnson	49	Executive Vice President, Chief Operating Officer
Deborah J. Long	56	Executive Vice President, Secretary and General Counsel
Carl S. Thigpen	53	Executive Vice President, Chief Investment Officer
D. Scott Adams	45	Senior Vice President, Chief Human Resources Officer
Brent E. Griggs	54	Senior Vice President, Asset Protection
Carolyn King	59	Senior Vice President, Acquisitions
Steven G. Walker	50	Senior Vice President, Controller and Chief Accounting Officer
Judy Wilson	51	Senior Vice President, Stable Value Products

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

        Mr. Berko has been Executive Vice President and Chief Risk Officer of the Company since August 2009. Prior to joining the Company, Mr. Berko served as Managing Director and Chief Risk Officer with MetLife, Inc. from 2005 to 2009.

        Ms. Johnson has been Executive Vice President and Chief Operating Officer of the Company since June 2007. From November 2006 to June 2007, she served as Senior Vice President and Chief Operations and Technology Officer of the Company. Ms. Johnson served as Senior Vice President, Chief Operating Officer, Life and Annuity of the Company from May 2006 to November 2006. From August 2004 to May 2006, she served as Senior Vice President and Chief Operating Officer, Life and Annuity of Protective Life Insurance Company. Ms. Johnson has been employed by the Company and its subsidiaries since 2004.

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

        Ms. King has been Senior Vice President, Acquisitions of the Company since May 2008. From June 2007 to May 2008, Ms. King served as Senior Vice President, Acquisitions and Corporate Development. From December 2003 to June 2007, she served as Senior Vice President, Acquisitions of the Company. Ms. King has been employed by the Company and its subsidiaries since 1995.

        Mr. Walker has been Senior Vice President, Controller, and Chief Accounting Officer of the Company since March 2004. From September 2003 through March 2004, he served as Vice President, Controller, and Chief Accounting Officer of the Company. Mr. Walker has been employed by the Company and its subsidiaries since 2002.

        Ms. Wilson has been Senior Vice President, Stable Value Products of the Company since January 1995. Ms. Wilson has been employed by the Company and its subsidiaries since 1989.

        Certain of these executive officers also serve as executive officers and/or directors of various of the Company's subsidiaries.

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

The Company is exposed to the risks of natural and man-made catastrophes, pandemics, malicious and terrorist acts that could adversely affect the Company's operations and results.

        While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural or man-made catastrophe, pandemic, malicious or terrorist act could adversely affect the mortality or morbidity experience of the Company or its reinsurers. Such events could result in a substantial increase in mortality experience and have a significant negative impact on the Company. In addition, claims arising from such events could have a material adverse effect on the Company's financial condition and results of operations. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies.

        In addition, such events could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of the Company's business within such geographic areas and/or the general economic climate, which in turn could have an adverse affect on the Company. The possible macroeconomic effects of such events could also adversely affect the Company's asset portfolio, as well as many other variables.

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

        The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of the Company's independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies have converted to stock ownership, which gives them greater access to capital markets. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company's products by substantially increasing the number and financial strength of potential competitors. Consolidation and expansion among banks, insurance companies, and other financial service companies with which the Company does business could also have an adverse affect on its financial condition and results of operations if they require more favorable terms than the Company previously offered or if they elect not to continue to do business with the Company following consolidation or expansion.

        The Company's ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of adequate ratings from rating agencies.

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

        The Company operates as a holding company for its insurance and other subsidiaries and does not have any significant operations of its own. The Company's primary sources of funding are dividends from its operating subsidiaries; revenues from investment, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These funding sources support the Company's general corporate needs including its common stock dividends and debt service. If the funding the Company receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, it may be required to raise funds through the incurrence of debt, the issuance of additional equity, or the sale of assets.

        The states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the subsidiaries' ability to pay dividends and make other payments to the Company. State insurance regulators may prohibit the payment of dividends or other payments to the Company by its insurance subsidiaries if they determine that the payments could be adverse to the policyholders or contract holders of the insurance subsidiaries.

A ratings downgrade or other negative action by a ratings organization could adversely affect the Company.

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including the Company's insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. While ratings are not a recommendation to buy the Company's securities, these ratings are important to maintaining public confidence in the Company's products, its ability to market its products, and its competitive position. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company's insurance subsidiaries could adversely affect the Company in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for the Company's insurance products and services in order to remain competitive; and adversely affecting the Company's ability to obtain reinsurance at a reasonable price, on reasonable terms or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances or obligations under reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of funding and swap agreements.

        Rating organizations also publish credit ratings for the Company. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important to the Company's overall ability to access certain types of liquidity. Downgrades of the Company's credit ratings, or an announced potential downgrade, could have a material adverse affect on the Company's financial conditions and results of operations in many ways, including the following: limiting the Company's access to capital markets; increasing the cost of debt; impairing its ability to raise capital to refinance maturing debt obligations; limiting its capacity to support growth of its insurance subsidiaries; and making it more difficult to maintain or improve the current financial strength ratings of its insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require the Company to post collateral pursuant to certain contractual obligations.

        Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company's control. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations' judgment of the rating to be assigned to the rated company. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations, which could adversely affect the Company.

The Company's policy claims fluctuate from period to period, resulting in earnings volatility.

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

The Company's results and financial condition may be negatively affected should actual experience differ from management's assumptions and estimates.

        In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company's balance sheet. These assumptions are used in the operations of the Company's business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company's actual experiences, as well as changes in estimates, are used to prepare the Company's statements of income. To the extent the Company's actual experience and changes in estimates differ from original estimates, the Company's financial condition is affected.

        Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including for example, how a product is distributed, for what purpose the product is purchased, the mix of customers purchasing the products, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, and/or casualty experience will differ from expectations if actual results differ from those assumptions. In addition, continued activity in the viatical, stranger-owned, and/or life settlement industry could cause the Company's level of lapses to differ from its assumptions about persistency and lapses, which could negatively impact the Company's performance.

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

The Company's financial condition or results of operations could be adversely impacted if the Company's assumptions regarding the fair value and future performance of its investments differ from actual experience.

        The Company makes assumptions regarding the fair value and expected future performance of its investments. Expectations that the Company's investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and consider the performance of the underlying assets. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such reduced performance may lead to adverse changes in the cash flows on the Company's holdings of these types of securities. This could lead to potential future write-downs within the Company's portfolio of mortgage-backed and asset-backed securities. In addition, expectations that the Company's investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of its investments in corporate securities will perform worse than current expectations. Such events may lead the Company to recognize potential future write-downs within its portfolio of corporate securities. It is also possible that such unanticipated events would lead the Company to dispose of those certain holdings and recognize the effects of any market movements in its financial statements.

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

        Many of the products offered by the Company allow policyholders and contract holders to withdraw their funds under defined circumstances. The Company manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. While the Company owns a significant amount of liquid assets, a certain portion of its assets are relatively illiquid. If the Company experiences unexpected withdrawal or surrender activity, it could exhaust its liquid assets and be forced to liquidate other assets, perhaps at a loss or on other unfavorable terms. If the Company's forced to dispose of assets at a loss or on unfavorable terms, it could have an adverse effect on the Company's financial condition. The degree of the adverse effect could vary in relation to the magnitude of the unexpected surrender or withdrawal activity.

Interest rate fluctuations could negatively affect the Company's interest earnings and spread income, or otherwise impact its business.

        Significant changes in interest rates expose insurance companies to the risk of not earning anticipated interest earnings on products without significant account balances, or anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts that have significant account balances. Both rising and declining interest rates can negatively affect the Company's interest earnings and spread income. While the Company develops and maintains asset/liability management programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not affect such amounts.

        From time to time, the Company has participated in securities repurchase transactions that have contributed to the Company's investment income. No assurance can be given that such transactions will continue to be entered into and contribute to the Company's investment income in the future.

        Changes in interest rates may also impact its business in other ways. Lower interest rates may result in lower sales of certain of the Company's insurance and investment products. Certain of the Company's insurance and investment products guarantee a minimum credited interest rate, and the Company could become unable to earn its spread income should interest rates decrease significantly. The Company's expectation for future interest earnings and spreads is an important component in amortization of deferred acquisition costs ("DAC") and value of business acquired ("VOBA") and significantly lowers interest earnings or spreads that may cause it to accelerate amortization, thereby reducing net income in the affected reporting period. Additionally, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when the Company's investments carry lower returns.

        Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates may also increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of variable products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company's financial condition and results of operations.

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

        Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of death benefit and withdrawal benefit guarantees in these products. The estimated cost of providing guaranteed minimum death benefits and guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income.

        The amortization of deferred policy acquisition costs relating to variable products and the estimated cost of providing guaranteed minimum death benefits and guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. The rate of amortization of deferred policy acquisition costs and the cost of providing guaranteed minimum death benefits and guaranteed minimum withdrawal benefits could increase if equity market performance is worse than assumed.

Insurance companies are highly regulated and subject to numerous legal restrictions and regulations.

        The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company's business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. At any given time, a number of financial and/or market conduct examinations of the Company's subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company's subsidiaries that could, if determined adverse, have a material impact on the Company. The Company's insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company's profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

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

        Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from the National Association of Insurance Commissioners ("NAIC"). State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on the Company's financial condition and results of operations. The Company is also subject to the risk that compliance with any particular regulator's interpretation of a legal or accounting issue may not result in compliance with another regulator's interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator's interpretation of a legal or accounting issue may change over time to the Company's detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause the Company to change its views regarding the actions it needs to take from a legal risk management perspective, which could necessitate changes to the Company's practices that may, in some cases, limit its ability to grow and improve profitability.

        Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. As an example of both retroactive and prospective impacts, in late 2005, the NAIC approved an amendment to Actuarial Guideline 38 ("AG38"), commonly known as AXXX, which interprets the reserve requirements for universal life insurance with secondary guarantees. This amendment retroactively increased the reserve requirements for universal life insurance with secondary guarantee products issued after July 1, 2005. This change to AG38 also affected the profitability of universal life products sold after the adoption date. The NAIC is continuing to study reserving methodology and has issued additional changes to AXXX and Regulation XXX, which have had the effect of modestly decreasing the reserves required for certain traditional and universal life policies that were issued on January 1, 2007 and later. In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and if changes were made, whether they should be applied retrospectively, prospectively only, or in a phased-in manner. A requirement to reduce the reserve credits on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

        At the federal level, bills are routinely introduced in both chambers of the United States Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or federal presence for insurance, pre-empting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, and other matters. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material.

        In 2009, the Obama Administration released a set of proposed reforms with respect to financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, the proposal outlines certain reforms applicable to the insurance industry. Although no legislation has been enacted or regulations promulgated with respect to the proposal, there is currently legislation pending before Congress which would require changes to law or regulation applicable to the Company, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, changes to the regulation of broker dealers and investment advisors, and the imposition of additional regulation over credit rating agencies. Any additional legislation or regulatory requirements applicable to the Company or those entities with which it does business promulgated in connection with the proposal may make it more expensive for the Company to conduct its business and subject the Company to an additional layer of regulatory oversight. Such actions by Congress could have a material adverse effect on the Company's financial condition and results of operations.

        The proposal as well as legislation pending before Congress also calls for the creation of a Consumer Financial Protection Agency ("CFPA") with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the "SEC") or the U.S. Commodity Futures Trading Commission. Certain of the Company's subsidiaries sell products that could be regulated by the CFPA. Any such regulation by the CFPA could make it more difficult or costly for the Company's subsidiaries to sell certain products and have a material adverse effect on its financial condition and results of operations.

        The Company's subsidiaries may also be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act ("ERISA"). Severe penalties are imposed for breach of duties under ERISA.

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

        Under the Internal Revenue Code of 1986, as amended (the "Code"), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company's products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company's subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict or eliminate the advantages of certain corporate or bank-owned life insurance products. Changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. In addition, life insurance products are often used to fund estate tax obligations. Legislation has been enacted that reduces and eventually eliminates the federal estate tax. Under the legislation that has been enacted, the estate tax will be reinstated, in its entirety, in 2011 and thereafter. Members of Congress have expressed a desire to modify the existing legislation, which this modification could result in a faster or more complete reduction or repeal of the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. Additionally, the Company is subject to the federal corporation income tax. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes could adversely affect the Company.

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

The Company may be required to establish a valuation allowance against its deferred tax assets, which could materially adversely affect the Company's results of operations, financial condition, and capital position.

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

        Based on the Company's current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its material deferred tax assets. If future events differ from the Company's current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on the Company's results of operations, financial condition, and capital position.

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

        Group health coverage issued through associations and credit insurance coverages have received some negative publicity in the media as well as increased regulatory consideration and review and litigation. The Company has a small closed block of group health insurance coverage that was issued to members of an association; a purported class action lawsuit is currently pending against the Company in connection with this business.

        In connection with the Company's discontinued Lender's Indemnity product, it has discovered facts and circumstances that support allegations against third parties (including policyholders and the administrator of the associated loan program), and it has instituted litigation to establish the rights and liabilities of various parties. A counterclaim in the litigation and separate related lawsuits has been filed by various parties seeking to assert liability against the Company for various matters. Claims that have been asserted against the Company in this litigation include alleged contractual claims, bad faith, claims with respect to policies for which premiums were not received by the Company, and recoupment based on a fraudulent transfer theory; with the exception of one remaining party, the litigation has been resolved and the Company continues to vigorously defend the remaining claim. Although the Company cannot predict the outcome of any litigation, it does not believe that the outcome of these matters will have a material impact on the Company's financial condition or results of operations.

        The Company, like other financial services companies in the ordinary course of business, is involved in litigation and arbitration. Although the Company cannot predict the outcome of any litigation or arbitration, the Company does not believe that any such outcome will have a material impact on the financial condition or results of operations of the Company.

Publicly held companies in general and the financial services industry in particular are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

        Publicly held companies in general and the financial services and insurance industries in particular are sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some companies have been the subject of law enforcement or other actions resulting from such investigations. Resulting publicity about one company may generate inquiries into or litigation against other publicly held companies and/or financial service providers, even those who do not engage in the business lines or practices at issue in the original action. It is impossible to predict the outcome of such investigations or actions, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of such scrutiny on the financial services and insurance industry or the Company. From time to time, the Company receives subpoenas, requests, or other inquires and responds to them in the ordinary course of business.

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

The Company's investments are subject to market, credit, legal, and regulatory risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.

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

        Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions, either alone or in combination, could have a material adverse impact on the Company's results of operations, financial condition, or cash flows through realized losses, impairments, changes in unrealized loss positions, and increased demands on capital. In addition, market volatility can make it difficult for the Company to value certain of its assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on the Company's results of operations or financial condition.

        In addition, there are currently several proposals being considered by Congress and various agencies that would facilitate or require servicers of residential mortgage-backed securities ("RMBS") to modify the principal amount of, and/or restructure the amounts payable pursuant to, the residential mortgage loans underlying such securities. Similarly, there are currently several proposals being considered by Congress, including Senate Bill 61, which would grant a bankruptcy court the ability to modify or restructure the payments owing on mortgage loans, which loan modifications could result in a discharge of underlying principal amounts. To the extent a principal loss is imposed by a bankruptcy court (a so-called "cramdown"), under some RMBS structures, the loss would be allocated among the various tranches differently than would a loss resulting from foreclosure, and thus under some RMBS structures could have a disproportionate effect on the higher rated tranches. The Company is unable to predict whether such proposals will be approved and, if so, what specific impact such proposals would have on its fixed income investment portfolio. However, a reduction in the principal amount of the mortgage loans securing a RMBS in the Company's portfolio could result in, among other things, a ratings downgrade of the individual RMBS, a reduction in the market value of the RMBS, and/or accelerated loss of principal on the RMBS. The occurrence of these events could have a material adverse impact on the Company's capital position for regulatory and other purposes, its business, and its results of operations.

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

        The Company may be unable to complete an acquisition, or completion of an acquisition may be more costly or take longer than expected or may have a different financing structure than initially contemplated. Moreover, the financial distress experienced by certain financial services industry participants as a result of recent economic conditions may lead to favorable acquisition opportunities, although the Company's ability to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to sources of financing.

        The Company may be unable to obtain regulatory approvals that may be required to complete an acquisition. There may be unforeseen liabilities that arise in connection with businesses that the Company acquires. Additionally, in connection with its acquisitions, the Company assumes, or otherwise becomes responsible for, the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.

The Company is dependent on the performance of others.

        The Company's results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company's products are sold through independent distribution channels, variable annuity deposits are invested in funds managed by third parties, and certain modified coinsurance assets are managed by third parties. Also, a substantial portion of the Chase Insurance Group acquisition business is being administered by third-party administrators. Additionally, the Company's operations are dependent on various technologies, some of which are provided and/or maintained by other parties. Any of the other parties upon which the Company depends may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on the Company's financial condition, and results of operations.

        Certain of these other parties may act on behalf of the Company or represent the Company in various capacities. Consequently, the Company may be held responsible for obligations that arise from the acts or omissions of these other parties.

        As with all financial services companies, the Company's ability to conduct business is dependent upon consumer confidence in the industry and its products. Actions of competitors and financial difficulties of other companies in the industry could undermine consumer confidence and adversely affect retention of existing business and future sales of the Company's insurance and investment products.

The Company's reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect the Company.

        The Company and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. The Company may enter into third-party reinsurance arrangements under which it will rely on the third party to collect premiums, pay claims, and/or perform customer service functions. However, notwithstanding the transfer of related assets or other issues, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Therefore, the failure, insolvency, or inability or unwillingness to pay under the terms of the reinsurance agreement with the Company of one or more of the Company's reinsurers could negatively impact the Company's earnings and financial position.

        The Company's ability to compete is dependent on the availability of reinsurance or other substitute financing solutions. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance. Therefore, if the cost of reinsurance were to increase, if reinsurance were to become unavailable, if alternatives to reinsurance were not available to the Company, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

        Recently, access to reinsurance has become more costly for the Company as well as the insurance industry in general. This could have a negative effect on the Company's ability to compete. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market results in increased concentration of risk for insurers, including the Company. If the reinsurance market further contracts, the Company's ability to continue to offer its products on terms favorable to it could be adversely impacted.

        In addition, reinsurers are facing many challenges regarding illiquid credit and/or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions, and other factors negatively impacting the financial services industry. If such events cause a reinsurer to fail to meet its obligations, the Company would be adversely impacted.

        The Company has implemented, and plans to continue to expand, a reinsurance program through the use of captive reinsurers. Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company's captive reinsurance program and related marketing efforts is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company's ability to continue to offer its products on terms favorable to it would be adversely impacted.

The occurrence of computer viruses, network security breaches, disasters, or other unanticipated events could affect the data processing systems of the Company or its business partners and could damage the Company's business and adversely affect its financial condition and results of operations.

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

        The Company retains confidential information in its computer systems, and relies on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent the Company's security measures and penetrate the Company's computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information. Any compromise of the security of the Company's computer systems that results in inappropriate access, use, or disclosure of personally identifiable customer information could damage the Company's reputation in the marketplace, deter people from purchasing the Company's products, subject the Company to significant civil and criminal liability, and require the Company to incur significant technical, legal, and other expenses.

        In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, or a terrorist attack or war, the Company's computer systems may be inaccessible to its employees, customers, or business partners for an extended period of time. Even if the Company's employees are able to report to work, they may be unable to perform their duties for an extended period of time if the Company's data or systems are disabled or destroyed.

The Company's ability to grow depends in large part upon the continued availability of capital.

        The Company deploys significant amounts of capital to support its sales and acquisitions efforts. An amendment to Actuarial Guideline 38 increased the reserve requirements for universal life insurance with secondary guarantees for products issued after July 1, 2005. This amendment, along with the continued reserve requirements of Regulation XXX for traditional life insurance products, has caused the sale of these products to consume additional capital. The Company's future marketing plans are dependent on its ability to access financing solutions. Disruption of the credit markets, or the Company's inability to access capital, could have a negative impact on the Company's ability to grow. Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are not predictable, foreseeable, or within the Company's control. A lack of sufficient capital could have a material adverse impact on the Company's financial position and results of operations.

New accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact the Company.

        Like all publicly traded companies, the Company is required to comply with accounting principles generally accepted in the United States ("GAAP"). A number of organizations are instrumental in the development and interpretation of GAAP such as the SEC, the Financial Accounting Standards Board ("FASB"), and the American Institute of Certified Public Accountants ("AICPA"). GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP will not have a negative impact on the Company. GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in the Company's financial statements.

        In addition, the Company's insurance subsidiaries are required to comply with statutory accounting principles ("SAP"). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company, including one that relates to certain reinsurance credits, and some of which could positively impact the Company. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company's insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on the Company.

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

        These identified risks may not be the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition, and/or operating results.

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

        The Company's statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities on its fixed market value adjusted ("MVA") annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, the Company is required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. Credit spreads are not consistently fully reflected in crediting rates based on U.S. Treasuries, and the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This situation would result in the need to devote significant additional capital to support fixed MVA annuity products.

        Volatility or disruption in the credit markets could also impact the Company's ability to efficiently access financial solutions for purposes of issuing long-term debt for financing purposes, its ability to obtain financial solutions for purposes of supporting certain traditional and universal life insurance products for capital management purposes, or result in an increase in the cost of existing securitization structures.

        The ability of the Company to implement financing solutions designed to fund a portion of statutory reserves on both the traditional and universal life blocks of business is dependent upon factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, the credit markets, and other factors. The Company cannot predict the continued availability of such solutions or the form that the market may dictate. To the extent that such financing solutions are not available, the Company's financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity, and possible reduced earnings expectations.

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

        The Company's business is dependent on the capital and credit markets, including confidence in such markets. When the credit and capital markets are disrupted and confidence is eroded the Company may not be able to borrow or raise equity capital, or the cost of borrowing or raising equity capital may be prohibitively high. If the Company's internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able to borrow or raise capital, or from having to do so on unfavorable terms. The negative effects could include being forced to sell assets at a loss, a lowering of the Company's credit ratings and the financial strength ratings of its insurance subsidiaries, and the possibility that customers, lenders, shareholders, ratings agencies, or regulators develop a negative perception of the Company's financial prospects, which could lead to further adverse effects on the Company.

Difficult conditions in the economy generally could adversely affect the Company's business and results from operations.

        A general economic slowdown could adversely affect the Company in the form of consumer behavior and pressure on the Company's investment portfolios. Consumer behavior could include decreased demand for the Company's products and elevated levels of policy lapses, policy loans, withdrawals, and surrenders. The Company's investment and mortgage loan portfolios could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in the Company's investment portfolio and the Company's commercial mortgage loan borrowers and their tenants.

Deterioration of general economic conditions could result in a severe and extended economic recession, which could materially adversely affect the Company's business and results of operations.

        On December 1, 2008, the National Bureau of Economic Research officially declared that the United States economy has been in a recession since December of 2007. The U.S. Department of Labor announced in December of 2009 that the number of unemployed persons has increased by 7.6 million, or 5%, since the recession began. While economic indicators have fluctuated throughout 2009, continued concerns over a weakened labor market, deficit spending, the value of the U.S. dollar, the availability and cost of credit, and sustained declines in the housing market continue to exert downward pressure on the consumer confidence index.

        Like other financial institutions, and particularly life insurers, the Company has been adversely affected by these conditions. The continued presence of these conditions could have an adverse impact on the Company by, among other things, exerting deep downward pressure on the price of the Company's stock, decreasing demand for its insurance and investment products, and increasing the level of lapses and surrenders of its policies. The Company and its subsidiaries could also experience additional ratings downgrades from ratings agencies, unrealized losses, significant realized losses, impairments in its investment portfolio, and charges incurred as a result of mark-to-market and fair value accounting principles. If the current economic conditions worsen, the Company's ability to access sources of capital and liquidity may be further limited.

        Economic trends may worsen in 2010, thus contributing to increased volatility and diminished expectations for the economy and markets. This could result in a severe and extended economic recession characterized by protracted declines in business activity and consumer confidence. The Company cannot predict the duration of such a recession or, when the global economy improves, how long it will take to return to historically normal levels. The occurrence of a severe and extended economic recession could have a material adverse effect on the Company's business and results of operations.

There can be no assurance that the actions of the U.S. Government or other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve their intended effect.

        On February 10, 2009, the U.S. Treasury announced that it was replacing the programs enacted pursuant to the Emergency Economic Stabilization Act of 2008 ("EESA") with new programs collectively entitled the Financial Stability Plan. In addition, Congress continues to consider various measures designed to facilitate stabilization and stimulate the financial markets. The Company cannot predict whether these actions will achieve their intended effect nor can it predict the duration of the programs. Additionally, the Company cannot predict whether such actions will place it at a disadvantage relative to its competitors within the financial services industry.

The Company may not be able to protect its intellectual property and may be subject to infringement claims.

        The Company relies on a combination of contractual rights and copyright, trademark, patent, and trade secret laws to establish and protect its intellectual property. Although the Company uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property. The Company may have to litigate to enforce and protect its copyrights, trademarks, patents, trade secrets, and know-how or to determine their scope, validity, or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of the Company's intellectual property assets could have a material adverse effect on its business and ability to compete.

        The Company also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon that party's intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by the Company's products, methods, processes, or services. Any party that holds such a patent could make a claim of infringement against the Company. The Company may also be subject to claims by third parties for breach of copyright, trademark, trade secret, or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If the Company were found to have infringed a third-party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets, or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company could be adversely affected by an inability to access its credit facility.

        The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company's credit and financial strength ratings and its ability to meet obligations, particularly in the current market when alternative sources of credit are either difficult to access or costly. The availability of the Company's credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company's credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company's right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company's failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. The Company's inability to access some or all of the line or credit under the credit facility could have a material adverse effect on our financial condition and results of operations.

The amount of statutory capital that the Company has and the amount of statutory capital that it must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of the Company's control.

        The Company primarily conducts business through licensed insurance company subsidiaries. Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital ("RBC") formulas for life and property and casualty companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.

        In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors; the amount of statutory income or losses generated by the Company's insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital its insurance subsidiaries must hold to support business growth, changes in the Company's reserve requirements, the Company's ability to secure capital market solutions to provide reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC RBC formula. Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of its insurance company subsidiaries. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company's portfolio, which could result in a reduction of the Company's capital and surplus and/or its RBC ratio.

        In extreme scenarios of equity market declines, the amount of additional statutory reserves the Company is required to hold for its variable product guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves could result in a reduction to the Company's capital, surplus, and/or RBC ratio. Also, in environments where there is not a correlative relationship between interest rates and spreads, the Company's market value adjusted annuity product can have a material adverse effect on the Company's statutory surplus position.

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

        The Company leases administrative and marketing office space in 23 cities, including 23,586 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $7.2 million.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 2009 to a vote of the Company's security holders.

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

	Range
	High	Low	Dividends
2009
First Quarter	$16.77	$2.92	$0.120
Second Quarter	13.48	5.51	0.120
Third Quarter	23.97	10.57	0.120
Fourth Quarter	22.64	15.80	0.120
2008
First Quarter	$41.13	$36.82	$0.225
Second Quarter	43.69	38.05	0.235
Third Quarter	38.07	25.75	0.235
Fourth Quarter	37.10	5.73	0.120

        On December 31, 2009, there were approximately 1,403 owners of record of the Company's Common Stock.

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

Purchases of Equity Securities by the Issuer

        The following table summarizes the Company's repurchases of its common stock:

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

        On May 7, 2007, the Company's Board of Directors extended the Company's previously authorized $100 million share repurchase program. The Company announced on February 12, 2008, that it had commenced execution of this repurchase plan. The current authorization extends through May 6, 2010. Future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital. There were no shares repurchased during the year ended December 31, 2009. The remaining capacity, expressed in aggregate value of shares, which may be repurchased under the existing program is approximately $82.9 million.

Item 6.    Selected Financial Data

	For The Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars In Thousands, Except Per Share Amounts)
INCOME STATEMENT DATA
Premiums and policy fees	$2,689,699	$2,692,553	$2,727,023	$2,317,337	$1,955,780
Reinsurance ceded	(1,527,053)	(1,582,810)	(1,600,684)	(1,371,215)	(1,226,857)

Net of reinsurance ceded	1,162,646	1,109,743	1,126,339	946,122	728,923
Net investment income	1,665,036	1,675,164	1,675,934	1,419,778	1,180,502
Realized investment gains (losses)
Derivative financial instruments	(177,953)	116,657	8,469	(21,516)	(30,881)
All other investments	300,194	(272,694)	8,650	109,773	61,191
Other-than-temporary impairment losses	(227,770)	(311,798)	(48)	(5,689)	(11,798)
Portion of loss recognized in other comprehensive income (before taxes)	47,725	—	—	—	—

Net impairment losses recognized in earnings	(180,045)	(311,798)	(48)	(5,689)	(11,798)
Other income	298,148	188,492	232,357	230,665	181,267

Total revenues	3,068,026	2,505,564	3,051,701	2,679,133	2,109,204
Benefits and expenses	2,651,248	2,580,695	2,615,613	2,247,225	1,732,191
Income tax (benefit) expense	145,290	(33,276)	146,522	150,347	130,446
Change in accounting principle	—	—	—	—	—

Net income (loss)	$271,488	$(41,855)	$289,566	$281,561	$246,567

PER SHARE DATA
Net income (loss) from continuing operations(1)—basic	$3.37	$(0.59)	$4.07	$3.98	$3.49
Net income (loss)—basic	$3.37	$(0.59)	$4.07	$3.98	$3.49
Average share outstanding—basic	80,488,694	71,108,961	71,061,152	70,795,453	70,562,186
Net income (loss) from continuing operations(1)—diluted	$3.34	$(0.59)	$4.05	$3.94	$3.46
Net income (loss)—diluted	$3.34	$(0.59)	$4.05	$3.94	$3.46
Average share outstanding—diluted	81,249,265	71,108,961 (2)	71,478,021	71,390,513	71,350,541
Cash dividends	$0.48	$0.82	$0.89	$0.84	$0.760
Shareowners' equity	$28.96	$10.89	$35.02	$33.06	$31.33

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$42,311,587	$39,572,449	$41,786,041	$39,795,294	$28,966,993
Total stable value contracts and annuity account balances	13,492,190	14,317,832	13,754,846	14,471,553	9,445,726
Non-recourse funding obligations	575,000	1,375,000	1,375,000	425,000	125,000
Liabilities related to variable interest entities(3)	—	—	400,000	420,395	448,093
Long-term debt	1,644,852	714,852	559,852	479,132	482,532
Subordinated debt securities	524,743	524,743	524,743	524,743	324,743
Shareowners' equity	2,478,821	761,095	2,456,761	2,313,075	2,183,660
(1)
Net income (loss) excluding change in accounting principle for applicable periods.

(2)
Per the earnings per share guidance, the ASC Earnings Per Share Topic, no potential common shares are included in the computation of of diluted per share amounts when a loss from operations exists. See Note 15, Earnings (Loss) Per Share for additional information.

(3)
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

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

        This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like "believe," "expect," "estimate," "project," "budget," "forecast," "anticipate," "plan," "will," "shall," "may," and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results included herein.

OVERVIEW

  Our business

        We are a holding company headquartered in Birmingham, Alabama, with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("PLICO") is our largest operating subsidiary. Unless the context otherwise requires, the "Company," "we," "us," or "our" refers to the consolidated group of Protective Life Corporation and our subsidiaries.

        We have several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. We periodically evaluate our operating segments as prescribed in the Accounting Standards Codification ("ASC") Segment Reporting Topic, and make adjustments to our segment reporting as needed.

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

  •
  Annuities—We market and support fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

  •
  Stable Value Products—We sell guaranteed funding agreements ("GFAs") to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Additionally, the segment markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans.

  •
  Asset Protection—We primarily market extended service contracts and credit life and disability insurance to protect consumers' investments in automobiles, watercraft, and recreational vehicles. In addition, the segment markets a guaranteed asset protection ("GAP") product.

  •
  Corporate and Other—This segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including net investment income on capital and interest on debt), and a trading portfolio that was previously part of a variable interest entity. This segment also includes earnings from several non-strategic or runoff lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

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

        We currently enter into reinsurance contracts with reinsurers under YRT contracts to provide coverage for insurance issued in excess of the amount it retains on any one life. The amount of insurance retained on any one life was $500,000 in years prior to mid-2005. In 2005, this retention was increased to amounts up to $1,000,000 for certain policies, and during 2008, was increased to $2,000,000 for certain policies.

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

EXECUTIVE SUMMARY

        In the face of very difficult economic conditions, we made solid progress on many fronts in 2009 and finished the year on a strong and positive note. In light of the challenges experienced in the economic and market environment during 2009, we strategically positioned ourselves to weather the economic climate by taking actions such as shifting our focus to products that are less capital intensive, implementing pricing initiatives, initiating expense saving initiatives, maintaining a solid distribution network, and reducing sales with less attractive spread levels. Operating earnings were at a record level for 2009. Shareowners' equity at December 31, 2009, reached a record level, and shareowners' equity improved materially from that reported as of December 31, 2008. We were also able to maintain good relationships with distributors, customers, and regulators in this environment.

        In addition, we significantly improved our statutory capital position in 2009. During the second quarter of 2009, we issued 15.5 million shares of common stock through a public offering. This offering generated approximately $132.8 million of net proceeds to the Company. During the fourth quarter of 2009, we recorded a pre-tax gain, net of deferred issue costs, of approximately $126.3 million, related to the issuance of $800 million aggregate senior notes and the concurrent re-purchase of $800 million in non-recourse funding obligations held by third parties, at a discount.

        Our core operating fundamentals, in addition to the gain mentioned above, contributed to our continued success for the year ended December 31, 2009, reflected in the year's pretax operating income of $495.4 million. During 2009, we also experienced significant improvements in our net unrealized loss position. As of December 31, 2009, our net unrealized loss position was $256.7 million, after tax and deferred acquisition costs ("DAC") offsets, an improvement of $1.3 billion or approximately 83.7%, compared to December 31, 2008.

        These positive accomplishments notwithstanding, the year also included some disappointments. These included ratings downgrades, a significant decline in our stock price from its peak in 2007, a reduction in earnings from holding large amounts of liquidity, material investment losses, and the dilutive effect of the aforementioned equity offering. We continue to see challenges ahead given the current environment, and therefore have a continued focus on balancing our overall capital strategy with earnings growth expectations and risk management.

        Significant financial information related to each of our segments is included in "Results of Operations".

RISKS AND UNCERTAINTIES

        The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

  General

  •
  exposure to the risks of natural and man-made catastrophes, pandemics, malicious and terrorist acts that could adversely affect our operations and results;

  •
  computer viruses, network security breaches, disasters, or other unanticipated events could affect our data processing systems or those of our business partners and could damage our business and adversely affect our financial condition and results of operations;

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

  Financial environment

  •
  interest rate fluctuations could negatively affect our interest earnings and spread income or otherwise impact our business;

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

  •
  our financial condition or results of operations could be adversely impacted if our assumptions regarding the fair value and future performance of our investments differ from actual experience;

  •
  the amount of statutory capital we have and must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control;

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

  •
  our reinsurers could fail to meet assumed obligations, increase rates, or be subject to adverse developments that could affect us;

  •
  policy claims fluctuate from period to period resulting in earnings volatility;

  Competition

  •
  operating in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability;

  •
  our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business;

  •
  a ratings downgrade could adversely affect our ability to compete; and

  •
  we may not be able to protect our intellectual property and could also be subject to infringement claims.

        For more information about the risks, uncertainties, and other factors that could affect our future results, please see Part I, Item 1A of this report.

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

        Evaluation of Other-Than-Temporary Impairments—One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, the security's basis is adjusted and an other-than-temporary impairment is recognized through a charge in the statement of income (loss). The portion of this other-than-temporary impairment related to credit losses on a security is recognized in earnings, while the non-credit portion, representing the difference between fair value and the discounted expected future cash flows of the security, is recognized within other comprehensive income. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, we accrete the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security's future yields, assuming that future expected cash flows on the securities can be properly estimated.

        Determining whether a decline in the current fair value of invested assets is other-than-temporary is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers. Management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio. Special attention is given to correlative risks within specific industries, related parties, and business markets.

        For certain securitized financial assets with contractual cash flows including asset-backed securities ("ABS"), the ASC Investments-Other Topic, requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

        Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company's intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding the Company's expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows. Once a determination has been made that a specific other-than-temporary impairment exists, the security's basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security's amortized cost are written down to discounted expected future cash flows ("post impairment cost") and credit losses are recorded in earnings. The difference between the securities' discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities, the Company considers all relevant market data to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings. Based on our analysis, for the years ended December 31, 2009 and 2008, we concluded that approximately $180.1 million and $311.8 million, excluding $6.8 million and $18.7 million of Modco related impairments, respectively, were other-than-temporarily impaired, due to credit-related factors, including an assessment of cash flows expected to be collected. Additionally, we recognized $47.7 million of non-credit losses during the year ended December 31, 2009, within other comprehensive income for the securities where an other-than-temporary impairment was recorded.

        Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 4, Investment Operations, to the Consolidated Financial Statements. As of December 31, 2009, we held $20.9 billion of available-for-sale investments, including $9.0 billion in investments with a gross unrealized loss of $1.0 billion.

        Derivatives—We utilize derivative transactions primarily in order to reduce our exposure to interest rate risk, inflation risk, equity market risk, and currency exchange risk. We have also entered into certain credit default swaps to enhance the return on our investment portfolio. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We employ a variety of methods for determining the fair value of our derivative instruments. The fair values of swaps, interest rate swaptions, and options are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include estimated volatility and interest rates in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income (loss). In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. As of December 31, 2009, the fair value of derivatives reported on our balance sheet in "other long-term investments" and "other liabilities" was $39.5 million and $148.9 million, respectively.

        Reinsurance—For each of our reinsurance contracts, we must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We must review all contractual features, particularly those that may limit the amount of insurance risk to which we are subject or features that delay the timely reimbursement of claims. If we determine that the possibility of a significant loss from insurance risk will occur only under remote circumstances, we record the contract under a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on our consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, in our Consolidated Statements of Income (Loss).

        Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer's insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2009, our third-party reinsurance receivables amounted to $5.3 billion. These amounts include ceded reserve balances and ceded benefit payments.

        We account for reinsurance as required by the Financial Accounting Standards Board ("FASB") guidance under the ASC Financial Services Topic as applicable. In accordance with this guidance, costs for reinsurance are amortized as a level percentage of premiums for traditional life products and a level percentage of estimated gross profits for universal life products. Accordingly, ceded reserve and deferred acquisition cost balances are established using methodologies consistent with those used in establishing direct policyholder reserves and deferred acquisition costs. Establishing these balances requires the use of various assumptions including investment returns, mortality, persistency, and expenses. The assumptions made for establishing ceded reserves and ceded deferred acquisition costs are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs.

        Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates. To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an "unlocking" process. For the year ended December 31, 2009, there were no significant changes to reinsurance premium and allowance rates that would require an update of assumptions and subsequent unlocking of balances.

        Deferred acquisition costs and value of business acquired—We incur significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2009, we had DAC/value of business acquired ("VOBA") of $3.7 billion.

        We had a DAC/VOBA asset of approximately $228.9 million related to our variable annuity product line with an account balance of $5.6 billion as of December 31, 2009. These amounts include $50.9 million and $2.4 billion, respectively, of DAC/VOBA asset and account balances associated with the variable annuity business of the Chase Insurance Group which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) ("CALIC"), under a modified coinsurance agreement. We monitor the rate of amortization of DAC/VOBA associated with our variable annuity product line. Our monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with no cap, reversion to the mean period of 10 years, and an amortization period of 30 years. A recovery in equity markets, or the use of methodologies and assumptions that anticipate a recovery, results in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.

        We periodically review and update as appropriate our key assumptions on products using the ASC Financial Services-Insurance Topic, including future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as "unlocking".

        Goodwill—Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. We evaluate the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare our estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. We utilize a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. Our material goodwill balances are attributable to our operating segments (which are considered to be reporting units). The cash flows used to determine the fair value of our reporting units are dependent on a number of significant assumptions. Our estimates are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on our judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2009 and 2008, we evaluated our goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2009, we had goodwill of $117.9 million.

        We consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units in connection with our goodwill impairment testing. In considering our December 31, 2009, common equity price, which was lower than our book value per share as of December 31, 2009, we noted there are several reasons that would result in our market capitalization being lower than the fair value of our reporting units that are tested for goodwill impairment. Such factors that would not be reflected in the valuation of our reporting units with goodwill include, but are not limited to: potential equity dilution, negative market sentiment, low valuation methodologies, and increased risk premium for holding investments in mortgage-backed securities and commercial mortgage loans. Deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units. As previously noted, the fair value of the Company's operating segments support the goodwill balance as of December 31, 2009, and the decline in market capitalization below book value during 2009 is not reflective or indicative of a decline in the prescribed and inherent fair values of the Company's operating segments (reporting units) where the material goodwill balances are attributable. As a result, in the Company's view, the decline in market capitalization during 2009 does not invalidate the Company's fair value assessment related to the recoverability of goodwill in its reporting units, and did not result in a triggering or impairment event.

        Insurance liabilities and reserves—Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, effective January 1, 2007, we adopted FASB guidance related to our equity indexed annuity product. FASB guidance under the ASC Derivatives and Hedging Topic requires that we fair value the liability related to this block of business at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As a result of the adoption of this guidance, we made certain modifications to the method used to determine fair value for our liability related to equity indexed annuities to take into consideration factors such as policyholder behavior, credit spreads, and other market considerations. As of December 31, 2009, we had total policy liabilities and accruals of $18.5 billion.

        Guaranteed minimum death benefits—We also establish liabilities for guaranteed minimum death benefits ("GMDB") on our variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2009, is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2009, the GMDB liability balance equals zero.

        Guaranteed minimum withdrawal benefits—We also establish liabilities for guaranteed minimum withdrawal benefits ("GMWB") on our variable annuity products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2009, our net GMWB liability held was $13.8 million.

        Pension Benefits—Determining our obligations to employees under our defined benefit pension plan requires the use of estimates. The calculation of the liability related to our defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of employees, and the expected long-term rate of return on the plan's assets. See Note 14, Employee Benefit Plans, to the Consolidated Financial Statements for further information on this plan.

        Stock-Based Payments—Accounting for stock-based compensation plans may require the use of option pricing models to estimate our obligations. Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, expected dividend rates, and expected exercise dates. See Note 13, Stock-Based Compensation, to the Consolidated Financial Statements for further information.

        Deferred taxes and uncertain tax positions—Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such differences reverse. Under accounting principles generally accepted in the United States ("GAAP"), we test the value of deferred tax assets for impairment on a quarterly basis at the taxpaying component level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized as future reductions of current taxes. In determining the need for a valuation allowance we consider carryback capacity, reversal of existing temporary differences, future taxable income, and tax planning strategies. The determination of any valuation allowance requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance.

        The ASC Income Taxes Topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an expected or actual uncertain income tax return position provides guidance on disclosure. Additionally, this interpretation requires, in order for us to recognize a benefit in our financial statements from a given tax return position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that position. In making this analysis, we must assume that the taxing authority is fully informed of all of the facts regarding any issue. Our judgments and assumptions regarding uncertain tax positions are subject to change over time due to the enactment of new tax legislation, the issuance of revised or new regulations by the various tax authorities, and the issuance of new rulings by the courts.

        Contingent liabilities—The assessment of potential obligations for tax, regulatory, and litigation matters inherently involves a variety of estimates of potential future outcomes. We make such estimates after consultation with our advisors and a review of available facts. However, there can be no assurance that future outcomes will not differ from management's assessments.

RESULTS OF OPERATIONS

        In the following discussion, segment operating income (loss) is defined as income (loss) before income tax excluding net realized investment gains and losses (net of the related DAC and VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income (loss) because the derivatives are used to mitigate risk in items affecting segment operating income (loss). Management believes that segment operating income (loss) provides relevant and useful information to investors, as it represents the basis on which the performance of our business is internally assessed. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing our overall financial performance, management believes that segment operating income (loss) enhances an investor's understanding of our results of operations by highlighting the income (loss) usually attributable to the normal, recurring operations of our business. However, segment operating income should not be viewed as a substitute for GAAP net income (loss). In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

        The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income (loss):

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$137,826	$188,535	$189,186	(26.9)%	(0.3)%
Acquisitions	133,760	136,479	129,247	(2.0)	5.6
Annuities	56,642	18,707	23,051	n/m	(18.8)
Stable Value Products	61,963	89,811	50,231	(31.0)	78.8
Asset Protection	23,229	30,789	41,559	(24.6)	(25.9)
Corporate and Other	81,980	(105,986)	(3,416)	n/m	n/m

Total segment operating income	495,400	358,335	429,858	38.3	(16.6)
Realized investment gains (losses)—investments(1)(3)	125,352	(585,340)	(1,485)
Realized investment gains (losses)—derivatives(2)	(203,974)	151,874	7,715
Income tax benefit (expense)	(145,290)	33,276	(146,522)

Net income (loss)	$271,488	$(41,855)	$289,566	n/m	n/m

(1) Realized investment gains (losses)—investments(3)	$120,149	$(584,492)	$8,602
Less: participating income from real estate ventures	—	—	6,857
Less: related amortization of DAC	(5,203)	848	3,230

	$125,352	$(585,340)	$(1,485)

(2) Realized investment gains (losses)—derivatives	$(177,953)	$116,657	$8,469
Less: settlements on certain interest rate swaps	3,401	5,754	822
Less: derivative activity related to certain annuities	22,620	(40,971)	(68)

	$(203,974)	$151,874	$7,715

(3) Includes other-than-temporary impairments of $180.1 million and $311.8 million for the year ended December 31, 2009 and 2008, respectively.

For The Year Ended December 31, 2009 compared to The Year Ended December 31, 2008

        Net income for the year ended December 31, 2009, included a $137.1 million increase in segment operating income. The increase was primarily related to a $188.0 million increase in the Corporate and Other segment, and a $37.9 million increase in the Annuities segment. These increases were partially offset by a $50.7 million decrease in the Life Marketing segment, a $2.7 million decrease in the Acquisitions segment, a $27.8 million decrease in the Stable Value Products segment, and a $7.6 million decrease in the Asset Protection segment. Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment increased operating earnings by $70.3 million for the year ended December 31, 2009.

        We experienced net realized losses of $57.8 million for the year ended December 31, 2009, compared to net realized losses of $467.8 million for the year ended December 31, 2008. The losses realized for the year ended December 31, 2009, were primarily caused by $180.1 million of other-than-temporary impairment credit-related losses. These losses were partially offset by mark-to-market gains of $39.3 million on interest rate swaps, $19.2 million of gains related to GMWB embedded derivative valuation changes, and $32.1 million of gains related to the net activity related to modified coinsurance portfolio and derivative activity.

  •
  Life Marketing segment operating income was $137.8 million for the year ended December 31, 2009, representing a decrease of $50.7 million, or 26.9%, from the year ended December 31, 2008. The decrease was primarily due to lower allocated investment income on the traditional line of business, less favorable mortality, higher insurance company operating expenses, and less favorable annual prospective unlocking in the third quarter of 2009, which was $7.3 million lower in 2009 than 2008.

  •
  Acquisitions segment operating income was $133.8 million for the year ended December 31, 2009, representing a decrease of $2.7 million, or 2.0%, compared to the year ended December 31, 2008, primarily due to expected runoff of the blocks of business partially offset by more favorable mortality results and lower operating expenses.

  •
  Annuities segment operating income was $56.6 million for the year ended December 31 2009, compared to $18.7 million for the year ended December 31, 2008, an increase of $37.9 million. This change included a favorable $39.7 million variance related to fair value changes, of which $4.3 million was related to the equity indexed annuity ("EIA") product and $35.4 million was related to embedded derivatives associated with the variable annuity GMWB rider. Offsetting this favorable change, unfavorable prospective unlocking of assumptions (DAC, GMWB, bonus interest, etc.) reduced earnings by $7.5 million for the year ended December 31, 2009. In addition, unfavorable mortality in the segment's single premium immediate annuity ("SPIA") block caused a $10.3 million unfavorable variance compared to the year ended December 31, 2008. These decreases were partially offset by wider spreads and the continued growth of the single premium deferred annuity ("SPDA") and market value adjusted ("MVA") lines, which accounted for an $11.9 million and $3.8 million increase in earnings, respectively.

  •
  Stable Value Products segment operating income was $62.0 million and decreased $27.8 million, or 31.0%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in operating earnings resulted from a decline in average account values. In addition, $1.9 million in other income was generated from the early retirement of funding agreements backing medium-term notes for the year ended December 31, 2009, compared with $9.4 million for the year ended December 31, 2008. The operating spread remained flat at 147 basis points during the year ended December 31, 2009, compared to the year ended December 31, 2008.

  •
  Asset Protection segment operating income was $23.2 million, representing a decrease of $7.6 million, or 24.6%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. Earnings from core product lines decreased $9.2 million, or 28.0%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. Within the segment's core product lines, service contract earnings declined $10.4 million, or 36.2%, compared to the prior year, primarily as a result of weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.9 million, or 36.2%, compared to the prior year resulting from the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Earnings from other products increased $3.8 million for the year ended December 31, 2009, compared to the prior year primarily due to lower expenses in the GAP and Lender's Indemnity product lines and release of excess reserves in the runoff inventory protection product ("IPP") line, partially offset by unfavorable loss experience.

  •
  Corporate and Other segment operating income was $82.0 million for the year ended December 31, 2009, compared to a loss of $106.0 million for the year ended December 31, 2008. The variance was primarily due to a pre-tax gain on the repurchase of surplus notes of $126.3 million, net of deferred issue costs, and positive mark-to-market adjustments of $49.8 million on a $272.6 million trading portfolio, representing a $123.9 million more favorable impact for the year ended December 31, 2009. This increase was partially offset by reduced yields on a large balance of cash and short-term investments and higher operating expenses.

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

        The net loss for the year ended December 31, 2008, included a $71.5 million, or 16.6%, decrease in segment operating income. The decrease was primarily related to a $102.6 million decrease in operating losses in the Corporate and Other segment, a $10.8 million decrease in the Asset Protection segment, a $4.3 million decrease in the Annuities segment, and a $0.7 million decrease in the Life Marketing segment.

These decreases were partially offset by a $39.6 million increase in operating earnings in the Stable Value segment and a $7.2 million increase in the Acquisitions segment. Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment reduced operating earnings by $93.4 million for the year ended December 31, 2008.

        We experienced net realized losses of $467.8 million for the year ended December 31, 2008, versus net realized gains of $17.1 million for the same period of 2007. The losses realized for the year ended December 31, 2008, were primarily caused by $311.8 million of other-than-temporary impairment charges related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Federal Home Loan Mortgage Corp and Federal National Mortgage Assoc. These losses were partially offset by mark-to-market gains of $212.9 million on embedded derivatives related to reinsurance arrangements.

  •
  Life Marketing segment operating income was $188.5 million for the year ended December 31, 2008, representing a decrease of $0.7 million, or 0.3%, from the year ended December 31, 2007. The decrease was primarily due to a $15.7 million gain recognized in the first quarter of 2007 on the sale of the segment's direct marketing subsidiary, offset by favorable prospective unlocking of $8.8 million in the third quarter of 2008, higher investment income, lower operating expenses, and more favorable mortality in 2008 compared to 2007.

  •
  Acquisitions segment operating income was $136.5 million, representing an increase of $7.2 million, or 5.6%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by expected runoff of the block of business.

  •
  Annuities segment operating income was $18.7 million for the year ended December 31, 2008, representing a decrease of $4.3 million, or 18.8%, compared to the year ended December 31, 2007, which included $19.2 million of negative fair value changes, including $2.5 million on the equity indexed annuity product and $16.7 million on embedded derivatives associated with the variable annuity GMWB rider. In addition, unfavorable mortality in the segment's SPIA block reduced earnings by $4.5 million, as compared to the year ended December 31, 2007. These decreases were partially offset by wider spreads and the continued growth of the SPDA and MVA lines, which accounted for a $6.2 million and a $6.3 million increase in earnings, respectively.

  •
  Stable Value Products segment operating income was $89.8 million and increased $39.6 million, or 78.8%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase in operating earnings resulted from the combination of higher average balances, a higher operating spread, and lower liability costs. In addition, $9.4 million in other income was generated from the early retirement of funding agreements backing medium-term notes. Higher operating spreads and lower liability costs resulted from increased sales of attractively priced institutional funding agreements. As a result, the operating spread increased 46 basis points to 147 basis points during the year ended December 31, 2008, compared to an operating spread of 101 basis points during the year ended December 31, 2007.

  •
  Asset Protection segment operating income was $30.8 million, representing a decrease of $10.8 million, or 25.9%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. Earnings from core product lines decreased $10.8 million, or 24.7%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. Within the segment's core product lines, service contract earnings declined $8.2 million, or 22.2%, compared to the prior year. The service contract line was unfavorably impacted by weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.1 million, or 3.2%, compared to the prior year, while earnings from other products declined $2.5 million.

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

Life Marketing

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,565,144	$1,500,566	$1,453,027	4.3%	3.3%
Reinsurance ceded	(911,703)	(924,026)	(913,250)	(1.3)	1.2

Net premiums and policy fees	653,441	576,540	539,777	13.3	6.8
Net investment income	362,108	350,053	325,118	3.4	7.7
Other income	80,847	96,746	138,356	(16.4)	(30.1)

Total operating revenues	1,096,396	1,023,339	1,003,251	7.1	2.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	782,372	704,955	635,063	11.0	11.0
Amortization of deferred policy acquisition costs	144,125	94,422	106,094	52.6	(11.0)
Other operating expenses	32,073	35,427	72,908	(9.5)	(51.4)

Total benefits and expenses	958,570	834,804	814,065	14.8	2.5
INCOME BEFORE INCOME TAX	137,826	188,535	189,186	(26.9)	(0.3)

OPERATING INCOME	$137,826	$188,535	$189,186	(26.9)	(0.3)

        The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
Sales By Product
Traditional	$96,932	$99,202	$145,317	(2.3)%	(31.7)%
Universal life	62,025	52,832	75,763	17.4	(30.3)
Variable universal life	3,643	5,667	7,685	(35.7)	(26.3)

	$162,600	$157,701	$228,765	3.1	(31.1)

Sales By Distribution Channel
Brokerage general agents	$101,381	$89,295	$138,258	13.5	(35.4)
Independent agents	27,765	33,101	39,261	(16.1)	(15.7)
Stockbrokers / banks	30,131	30,546	36,356	(1.4)	(16.0)
BOLI / other	3,323	4,759	14,890	(30.2)	(68.0)

	$162,600	$157,701	$228,765	3.1	(31.1)

Average Life Insurance In-force(1)
Traditional	$489,818,145	$473,029,668	$432,662,417	3.5	9.3
Universal life	53,164,320	52,760,473	52,607,678	0.8	0.3

	$542,982,465	$525,790,141	$485,270,095	3.3	8.3

Average Account Values
Universal life	$5,352,068	$5,270,175	$5,001,487	1.6	5.4
Variable universal life	269,460	309,437	335,447	(12.9)	(7.8)

	$5,621,528	$5,579,612	$5,336,934	0.8	4.5

Traditional Life Mortality Experience(2)	$8,598	$13,104	$8,701
Universal Life Mortality Experience(2)	$5,921	$5,136	$3,453
(1)
Amounts are not adjusted for reinsurance ceded.
(2)
Represents the estimated pre-tax earnings impact resulting from mortality variances. We periodically review and update as appropriate our key assumptions in calculating mortality. Changes to these assumptions result in adjustments, which may increase or decrease previously reported mortality amounts.

  Operating expenses detail

        Other operating expenses for the segment were as follows:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$187,576	$192,773	$262,054	(2.7)%	(26.4)%
Renewal commissions	37,492	38,465	37,768	(2.5)	1.8
First year ceding allowances	(13,994)	(19,055)	(18,804)	(26.6)	1.3
Renewal ceding allowances	(225,880)	(229,042)	(233,304)	(1.4)	(1.8)
General & administrative	156,685	159,818	180,158	(2.0)	(11.3)
Taxes, licenses, and fees	32,096	29,803	32,928	7.7	(9.5)

Other operating expenses incurred	173,975	172,762	260,800	0.7	(33.8)
Less: commissions, allowances & expenses capitalized	(222,529)	(229,671)	(304,494)	(3.1)	(24.6)

Other insurance company operating expenses	(48,554)	(56,909)	(43,694)	(14.7)	30.2

Marketing Companies:
Commissions	60,371	74,494	91,377	(19.0)	(18.5)
Other operating expenses	20,256	17,842	25,225	13.5	(29.3)

Other marketing company operating expenses	80,627	92,336	116,602	(12.7)	(20.8)

Other operating expenses	$32,073	$35,427	$72,908	(9.5)	(51.4)

For The Year Ended December 31, 2009 compared to The Year Ended December 31, 2008

  Segment operating income

        Operating income was $137.8 million for the year ended December 31, 2009, representing a decrease of $50.7 million, or 26.9%, from the year ended December 31, 2008. The decrease was primarily due to lower allocated investment income on the traditional line of business, less favorable mortality, higher insurance company operating expenses, and less favorable annual prospective DAC unlocking in the third quarter of 2009, which was $7.3 million lower in 2009 than 2008.

  Operating revenues

        Total revenues for the year ended December 31, 2009, increased $73.1 million, or 7.1%, compared to the year ended December 31, 2008. This increase was the result of higher premiums and policy fees in the segment's traditional and universal life lines and higher investment income in the universal life product line, due to increases in net in-force reserves, and were partially offset by lower other income due to lower sales in the segment's marketing companies and lower investment income on the Company's traditional product lines.

  Net premiums and policy fees

        Net premiums and policy fees increased by $76.9 million, or 13.3%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to an increase in retention levels on certain traditional life products and continued growth in universal life in-force business. Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later). In addition to increasing net premiums, this change resulted in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results. Our maximum retention level for newly issued universal life products is generally $1,000,000. During 2008, we increased our retention limit to $2,000,000 on certain of our traditional and universal life products.

  Net investment income

        Net investment income in the segment increased $12.1 million, or 3.4%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The increase reflects the overall growth in universal life liabilities and retained reserves on new term business. The growth was largely offset by two significant items in 2009. First, we made a number of changes to our traditional life statutory reserving methodologies which had the effect of reducing our statutory reserves, thus reducing the investment income allocated to the segment by an estimated $11.6 million. Second, the impact of our traditional and universal life capital markets programs on investment income allocated to the segment relative to pricing was an estimated reduction of $4.7 million between 2008 and 2009.

  Other income

        Other income decreased $15.9 million, or 16.4%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease relates primarily to lower broker-dealer revenues compared to 2008 levels due to less favorable market conditions.

  Benefits and settlement expenses

        Benefits and settlement expenses increased by $77.4 million, or 11.0%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values, partly offset by a reduction related to prospective unlocking in 2009 compared to 2008. The estimated mortality impact to earnings, related to traditional and universal life products, for the year ended December 31, 2009, was favorable by $14.5 million, and was approximately $3.7 million less favorable than the estimated mortality impact on earnings for the year ended December 31, 2008.

  Amortization of DAC

        DAC amortization increased $49.7 million, or 52.6%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The increase primarily relates to growth in retained life insurance in-force compared to 2008, and more favorable impacts of unlocking on amortization in 2008 ($23.2 million favorable) than 2009 ($2.7 million unfavorable).

  Other operating expenses

        Other operating expenses decreased $3.4 million, or 9.5%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. This decrease reflects lower marketing company expenses associated with lower broker dealer sales, lower general administrative expenses, and a reduction in reinsurance allowances, partly offset by higher insurance company expenses.

  Sales

        Sales for the segment increased $4.9 million, or 3.1%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, as increased universal life sales more than offset lower traditional sales. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products and less favorable market conditions. Universal life sales increased $9.2 million, or 17.4%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to increased focus on the product line. In addition, variable universal life sales were subject to unfavorable market conditions and were $2.0 million lower for the year ended December 31, 2009, compared to the year ended December 31, 2008.

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

  Segment operating income

        Operating income was $188.5 million for the year ended December 31, 2008, representing a decrease of $0.7 million, or 0.3%, from the year ended December 31, 2007. The decrease was primarily due to a $15.7 million gain recognized in the first quarter of 2007 on the sale of the segment's direct marketing subsidiary, offset by favorable prospective unlocking of $8.8 million in the third quarter of 2008, higher investment income, lower operating expenses, and more favorable mortality in 2008 compared to 2007.

  Operating revenues

        Total revenues for the year ended December 31, 2008, increased $20.1 million, or 2.0%, compared to the year ended December 31, 2007. This increase was the result of higher premiums and policy fees in the segment's traditional line and higher investment income due to increases in in-force volume and higher overall yields, which was partially offset by lower other income due to the sale of two non-insurance subsidiaries in late 2007 and lower sales in the segment's remaining marketing companies.

  Net premiums and policy fees

        Net premiums and policy fees increased by $36.8 million, or 6.8%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to an increase in retention levels on certain traditional life products. Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later). In addition to increasing net premiums, this change resulted in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results. Our maximum retention level for newly issued universal life products is generally $1,000,000. During 2008, we increased our retention limit to $2,000,000 on certain of our traditional and universal life products.

  Net investment income

        Net investment income in the segment increased $24.9 million, or 7.7%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase reflected the growth related to traditional and universal life liabilities.

  Other income

        Other income decreased $41.6 million, or 30.1%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease related primarily to the sale of two non-insurance subsidiaries in 2007 and lower broker-dealer revenues compared to 2007 levels due to less favorable market conditions.

  Benefits and settlement expenses

        Benefits and settlement expenses increased by $69.9 million, or 11.0%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account value. Changes to assumptions from our annual unlocking process resulted in an adjustment which increased benefits and settlements expense by $14.4 million in the third quarter of 2008, which was offset by a decrease of $23.2 million in the DAC amortization line. The estimated mortality impact to earnings related to traditional and universal life products for the year ended December 31, 2008, was favorable by $18.2 million and was approximately

$6.1 million more favorable than the estimated mortality impact on earnings for the year ended December 31, 2007.

  Amortization of DAC

        DAC amortization decreased $11.7 million, or 11.0%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. We periodically review and update, as appropriate, our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as "unlocking". DAC amortization for the Life Marketing segment was reduced by $23.2 million in the third quarter of 2008 primarily due to favorable DAC unlocking in the universal life block, partially offset by unfavorable unlocking in BOLI.

  Other operating expenses

        Other operating expenses decreased $37.5 million, or 51.4%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. This decrease primarily related to the sale of two marketing subsidiaries in 2007 and lower broker dealer sales compared to 2007. The marketing companies contributed approximately $24.3 million to the decrease in 2008 compared to 2007. In addition, reduced operating expenses in the insurance companies contributed to the overall decrease.

  Sales

        Sales for the segment decreased $71.1 million, or 31.1%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, due to a decline in sales across product lines. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products at the beginning of 2008 and less favorable market conditions. Universal life sales declined $22.9 million, or 30.3%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to competitive pressures in all channels and less favorable market conditions. In addition, BOLI sales are subject to significant fluctuation and were $10.1 million lower for the year ended December 31, 2008, compared to the year ended December 31, 2007.

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

        Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business as required by the ASC Financial Services-Insurance Topic are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in force. Thus, deferred reinsurance allowances on policies as required under the Financial Services-Insurance Topic may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Consolidated Financial Statements.

Impact of reinsurance

        Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(911,703)	$(924,026)	$(913,250)

BENEFITS AND EXPENSES
Benefit and settlement expenses	(932,903)	(981,646)	(985,829)
Amortization of deferred policy acquisition costs	(52,186)	(55,415)	(61,050)
Other operating expenses(1)	(141,282)	(144,003)	(138,730)

Total benefits and expenses	(1,126,371)	(1,181,064)	(1,185,609)

NET IMPACT OF REINSURANCE(2)	$214,668	$257,038	$272,359

Allowances received	$(239,874)	$(248,097)	$(252,108)
Less: Amount deferred	98,593	104,094	113,378

Allowances recognized (ceded other operating expenses)(1)	$(141,281)	$(144,003)	$(138,730)

(1)
Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

(2)
Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance. The Company estimates that the impact of foregone investment income would reduce the net impact of reinsurance by 90% to 130%.

        The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies' profitability on the business we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 90% to 130%. The Life Marketing segment's reinsurance programs do not materially impact the "other income" line of our income statement.

        As shown above, reinsurance had a favorable impact on the Life Marketing segment's operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment's traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business was ceded due to our change in reinsurance strategy on traditional business discussed previously. As a result of that change, the relative impact of reinsurance on the Life Marketing segment's overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality and unlocking of balances under the ASC Financial Services-Insurance Topic.

For The Year Ended December 31, 2009 compared to The Year Ended December 31, 2008

        The decrease in ceded premiums above for the year ended December 31, 2009, compared to the year ended December 31, 2008, was caused primarily by lower ceded traditional life premiums and policy fees of $11.1 million.

        Ceded benefits and settlement expenses were lower for the year ended December 31, 2009, compared to the year ended December 31, 2008, due to lower increases in ceded reserves and decreased ceded claims. Traditional ceded benefits increased $45.6 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, as a larger increase in ceded reserves more than offset lower ceded death benefits. Universal life ceded benefits decreased $91.7 million for the year ended December 31, 2009, compared to the year ended December 31, 2008 due to lower ceded claims and a lower change in ceded reserves. Ceded universal life claims were $14.3 million lower for the year ended December 31, 2009, compared to the year ended December 31, 2008.

        Ceded amortization of deferred policy acquisitions costs decreased for the year ended December 31, 2009, compared to the same period in 2008, primarily due to the differences in unlocking between the two periods.

        Total allowances received for the year ended December 31, 2009, decreased from the year ended December 31, 2008, due to the change in our traditional life reinsurance strategy.

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

        The increase in ceded premiums for the year ended December 31, 2008, compared to the year ended December 31, 2007, was caused primarily by growth in ceded universal life premiums and policy fees of $29.0 million.

        Ceded benefits and settlement expenses were lower for the year ended December 31, 2008, compared to the year ended December 31, 2007, as lower increases in ceded reserves more than offset an increase in ceded claims. Traditional ceded benefits decreased $90.1 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, as a smaller increase in ceded reserves more than offset higher ceded death benefits. Universal life ceded benefits increased $87.0 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, due to higher ceded claims and a higher change in ceded reserves associated with growth in the business throughout the year and unlocking in the third quarter of 2008. Ceded universal life claims were $18.5 million higher for the year ended December 31, 2008, compared to the year ended December 31, 2007. Ceded benefits and settlement expenses will fluctuate over time, largely as a function of the segment's overall variations in death benefits incurred.

        Ceded amortization of deferred policy acquisitions costs decreased for the year ended December 31, 2008, compared to 2007. For the year ended December 31, 2008, traditional ceded amortization decreased as a result of continued runoff of pre-2005 term business, which had higher capitalized allowances than business currently being sold. This was partially offset by a small amount of increased ceded amortization in universal life.

        Ceded other operating expenses are based on allowances received from reinsurers. Total allowances received for the year ended December 31, 2008, increased slightly from 2007 as increases associated with growth in the universal life line were more than offset by decreases associated with the change in our term life reinsurance strategy. Traditional allowances have decreased since mid-2005 as new YRT reinsurance replaces the 90% coinsured business. For the year ended December 31, 2008, term allowances received decreased compared to 2007.

Acquisitions

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$724,488	$764,438	$810,696	(5.2)%	(5.7)%
Reinsurance ceded	(462,972)	(487,698)	(510,540)	(5.1)	(4.5)

Net premiums and policy fees	261,516	276,740	300,156	(5.5)	(7.8)
Net investment income	479,743	530,028	578,965	(9.5)	(8.5)
Other income	6,059	6,735	9,462	(10.0)	(28.8)

Total operating revenues	747,318	813,503	888,583	(8.1)	(8.4)
Realized gains (losses)—investments	281,963	(306,581)	(2,772)
Realized gains (losses)—derivatives	(252,100)	209,800	6,622

Total revenues	777,181	716,722	892,433
BENEFITS AND EXPENSES
Benefits and settlement expenses	532,992	580,271	633,971	(8.1)	(8.5)
Amortization of deferred policy acquisition costs and value of business acquired	65,798	75,608	77,158	(13.0)	(2.0)
Other operating expenses	14,768	21,145	48,207	(30.2)	(56.1)

Operating benefits and expenses	613,558	677,024	759,336	(9.4)	(10.8)
Amortization of DAC / VOBA related to realized gains (losses)—investments	(6,773)	(1,224)	2,081

Total benefits and expenses	606,785	675,800	761,417	(10.2)	(11.2)
INCOME BEFORE INCOME TAX	170,396	40,922	131,016	n/m	(68.8)
Less: realized gains (losses)	29,863	(96,781)	3,850
Less: related amortization of DAC	6,773	1,224	(2,081)

OPERATING INCOME	$133,760	$136,479	$129,247	(2.0)	5.6

        The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$197,565,150	$211,085,105	$226,590,927	(6.4)%	(6.8)%
Universal life	28,305,677	30,142,339	32,026,221	(6.1)	(5.9)

	$225,870,827	$241,227,444	$258,617,148	(6.4)	(6.7)

Average Account Values
Universal life	$2,826,982	$2,942,528	$3,030,836	(3.9)	(2.9)
Fixed annuity(2)	3,597,163	4,230,026 (5)	4,925,948 (5)	(15.0)	(14.1)
Variable annuity	131,195	171,758	195,867	(23.6)	(12.3)

	$6,555,340	$7,344,312	$8,152,651	(10.7)	(9.9)

Interest Spread—UL & Fixed Annuities
Net investment income yield(3)	5.95%	6.06%	6.08%
Interest credited to policyholders	4.16	4.14	4.11

Interest spread	1.79%	1.92%	1.97%

Mortality Experience(4)	$5,799	$3,558	$2,936
(1)
Amounts are not adjusted for reinsurance ceded.
(2)
Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3)
Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.32%, 6.34%, and 6.25% for the year ended December 31, 2009, 2008, and 2007, respectively.
(4)
Represents the estimated pre-tax earnings impact resulting from mortality variance to pricing. Excludes results related to the Chase Insurance Group related to the Chase Insurance Group, which was acquired in the third quarter of 2006.
(5)
Certain changes in methodology were made in the current year. Prior years have been adjusted to make amounts comparable to current year.

For The Year Ended December 31, 2009 compared to The Year Ended December 31, 2008

  Segment operating income

        Operating income was $133.8 million for the year ended December 31, 2009, a decrease of $2.7 million, or 2.0%, compared to the year ended December 31, 2008, primarily due to expected runoff of the blocks of business partially offset by more favorable mortality results and lower operating expenses.

  Revenues

        Net premiums and policy fees decreased $15.2 million, or 5.5%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to runoff of the in-force business. Net investment income decreased $50.3 million, or 9.5%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, due to runoff of the segment's in-force business and lower overall yields, resulting in a reduction of invested assets and lower investment income.

  Benefits and expenses

        Total benefits and expenses decreased $69.0 million, or 10.2%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease related primarily to the expected runoff of the in-force business, fluctuations in mortality, and lower operating expenses.

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

  Segment operating income

        Operating income increased $7.2 million, or 5.6%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by expected runoff of the block of business.

  Revenues

        Net premiums and policy fees decreased $23.4 million, or 7.8%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to the runoff of the acquired blocks. Net investment income decreased $48.9 million, or 8.5%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a decline in annuity account values in the Chase Insurance Group block, resulting in a reduction of invested assets and lower investment income.

  Benefits and expenses

        Total benefits and expenses decreased $85.6 million, or 11.2%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease related primarily to the runoff of the acquired blocks, fluctuations in mortality, and lower operating expenses.

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

Impact of reinsurance

        Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(462,972)	$(487,698)	$(510,540)

BENEFITS AND EXPENSES
Benefit and settlement expenses	(391,493)	(410,950)	(424,913)
Amortization of deferred policy acquisition costs	(11,151)	(23,299)	(20,119)
Other operating expenses	(61,689)	(71,057)	(108,735)

Total benefits and expenses	(464,333)	(505,306)	(553,767)

NET IMPACT OF REINSURANCE	$1,361	$17,608	$43,227

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

        The net impact of reinsurance decreased $16.2 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, as decreases in ceded benefits, amortization of deferred acquisition costs, and expenses ceded to reinsurers involved with the Chase Insurance Group acquisition, more than offset decreases in ceded premiums, as a result of expected runoff of business.

Annuities

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$33,983	$34,538	$34,163	(1.6)%	1.1%
Reinsurance ceded	(152)	(206)	—	(26.2)	n/m

Net premiums and policy fees	33,831	34,332	34,163	(1.5)	0.5
Net investment income	440,097	347,551	267,308	26.6	30.0
Realized gains (losses)—derivatives	22,620	(40,971)	(68)	n/m	n/m
Other income	17,596	12,761	11,285	37.9	13.1

Total operating revenues	514,144	353,673	312,688	45.4	13.1
Realized gains (losses)—investments	(5,288)	(12,917)	2,008

Total revenues	508,856	340,756	314,696	49.3	8.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	350,850	310,800	240,210	12.9	29.4
Amortization of deferred policy acquisition costs and value of business acquired	79,688	(1,456)	26,536	n/m	n/m
Other operating expenses	26,294	25,622	22,891	2.6	11.9

Operating benefits and expenses	456,832	334,966	289,637	36.4	15.7
Amortization of DAC / VOBA related to realized gains (losses)—investments	2,240	2,072	1,149

Total benefits and expenses	459,072	337,038	290,786	36.2	15.9
INCOME BEFORE INCOME TAX	49,784	3,718	23,910	n/m	(84.5)
Less: realized gains (losses)	(5,288)	(12,917)	2,008
Less: related amortization of DAC	(1,570)	(2,072)	(1,149)

OPERATING INCOME	$56,642	$18,707	$23,051	n/m	(18.8)

        The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
Sales
Fixed annuity	$1,225,211	$2,160,156	$1,193,942	(43.3)%	80.9%
Variable annuity	796,245	452,409	472,482	76.0	(4.2)

	$2,021,456	$2,612,565	$1,666,424	(22.6)	56.8

Average Account Values
Fixed annuity(1)	$7,073,464	$5,630,864	$4,410,821	25.6	27.7
Variable annuity	2,190,564	2,378,296	2,677,749	(7.9)	(11.2)

	$9,264,028	$8,009,160	$7,088,570	15.7	13.0

Interest Spread—Fixed Annuities(2)
Net investment income yield	6.18%	6.12%	5.98%
Interest credited to policyholders	4.79	4.96	5.34

Interest spread	1.39%	1.16%	0.64%

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
GMDB—Net amount at risk(3)	$393,986	$779,850	$112,389	(49.5)%	n/m	%
GMDB Reserves	—	782	291	n/m	n/m
GMWB Reserves	13,845	33,415	540	(58.6)	n/m
Account value subject to GMWB rider	1,108,871	342,675	122,637	n/m	n/m
S&P 500® Index	1,115	903	1,468	23.5	(38.5)
(1)
Includes general account balances held within variable annuity products.
(2)
Interest spread on average general account values.
(3)
Guaranteed death benefits in excess of contract holder account balance.

For The Year Ended December 31, 2009 compared to The Year Ended December 31, 2008

  Segment operating income

        Segment operating income was $56.6 million for the year ended December 31 2009, compared to $18.7 million for the year ended December 31, 2008, an increase of $37.9 million. This change included a favorable $39.7 million variance related to fair value changes, of which $4.3 million was related to the EIA product and $35.4 million was related to embedded derivatives associated with the variable annuity GMWB rider. Offsetting this favorable change, unfavorable prospective unlocking of assumptions (DAC, GMWB, bonus interest, etc.) reduced earnings by $7.5 million for the year ended December 31, 2009. In addition, unfavorable mortality in the segment's SPIA block caused a $10.3 million unfavorable variance compared to the year ended December 31, 2008. These decreases were partially offset by wider spreads and the continued growth of the SPDA and MVA lines, which accounted for an $11.9 million and $3.8 million increase in earnings, respectively.

  Operating revenues

        Segment operating revenues increased $160.5 million, or 45.4%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to an increase in net investment income, policy fee and other revenue, gains on derivatives, and the positive fair value changes on the variable annuity line mentioned above. Average account balances grew 15.7% for the year ended December 31, 2009, resulting in higher investment income.

  Benefits and settlement expenses

        Benefits and settlement expenses increased $40.1 million, or 12.9%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. This increase was primarily the result of higher credited interest and increased variable annuity death benefit payments. Offsetting this increase was a favorable change of $6.0 million in unlocking for the year ended December 31, 2009, compared to the year ended December 31, 2008. Favorable unlocking of $2.5 million was recorded by the segment for the year ended December 31, 2008.

  Amortization of DAC

        The increase in DAC amortization (not related to realized capital gains and losses) for the year ended December 31, 2009, compared to the year ended December 31, 2008, was primarily due to fair value gains, unlocking on the variable annuity line, increased policy fee revenue, and widening spreads on the SPDA and MVA lines. For the year ended December 31, 2009, DAC amortization was increased by $81.1 million primarily due to increased DAC amortization in the variable annuity line. There was unfavorable DAC unlocking of $14.1 million in the variable annuity line, which was partially offset by favorable DAC unlocking of $7.6 million in the MVA line. Favorable DAC unlocking of $0.3 million was recorded by the segment during the year ended December 31, 2008. In addition, fair value changes on the variable annuity GMWB rider caused an increase in amortization of $37.1 million.

  Sales

        Total sales decreased $591.1 million, or 22.6%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. Sales of fixed annuities decreased $934.9 million, or 43.3%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in fixed annuity sales was driven by reduced sales in the EIA, MVA, and immediate annuity lines and was primarily attributable to a lower interest rate environment. Immediate annuity sales decreased $273.5 million, or 78.2%, for the year ended December 31, 2009, compared to year ended December 31, 2008. SPDA sales increased by $57.0 million, or 7.8%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to expansion of our distribution channels. Sales of variable annuities increased $343.8 million, or 76.0%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to dislocation of some core competitors and improved sales management efforts.

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

  Segment operating income

        Operating income decreased $4.3 million, or 18.8%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, which included $19.2 million of negative fair value changes, including $2.5 million on the equity indexed annuity product and $16.7 million on embedded derivatives associated with the variable annuity GMWB rider. In addition, unfavorable mortality in the segment's SPIA block reduced earnings by $4.5 million, as compared to the year ended December 31, 2007. These decreases were partially offset by wider spreads and the continued growth of the SPDA and MVA lines, which accounted for a $6.2 million and $6.3 million increase in earnings, respectively.

  Operating revenues

        Segment operating revenues increased $41.0 million, or 13.1%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to an increase in net investment income.

Average account balances grew 13.0% for the year ended December 31, 2008, resulting in higher investment income. The additional income resulting from the larger account balances was partially reduced for the year ended December 31, 2008, by losses on derivatives.

  Benefits and expenses

        Operating benefits and expenses increased $45.3 million, or 15.7%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. This increase was primarily the result of higher credited interest and unfavorable SPIA mortality fluctuations. Mortality was unfavorable by $15.1 million for the year ended December 31, 2008, compared to unfavorable mortality of $10.6 million for the year ended December 31, 2007, an unfavorable change of $4.5 million. The unfavorable mortality variances primarily relate to sales of large SPIA cases. These amounts were partially offset by a favorable unlocking change of $2.7 million for the year ended December 31, 2008. Unfavorable unlocking of $0.2 million was recorded by the segment during the year ended December 31, 2007.

  Amortization of DAC

        The decrease in DAC amortization (not related to realized capital gains and losses) of $28.0 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily due to fair value losses on the variable annuity line. This was offset by higher DAC amortization in other annuity lines of business. Negative fair value changes in the variable annuity line resulted in a favorable change in DAC amortization of $35.7 million. Favorable DAC unlocking of $8.2 million was recorded in the MVA annuity line, and $0.9 million of favorable unlocking was recorded in the SPDA line, which were partially offset by unfavorable unlocking of $8.8 million in the variable annuity line. Favorable DAC unlocking of $2.9 million was recorded by the segment for the year ended December 31, 2007.

  Sales

        Total sales increased $946.1 million, or 56.8%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. Sales of fixed annuities increased $966.2 million, or 80.9%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase in fixed annuity sales was driven by increased sales in the SPDA, MVA, and immediate annuity lines. The increase in SPDA sales primarily reflects our favorable competitive positioning in the bank channel. MVA sales continued to be strong in 2008 primarily due to the higher interest rate environment. The continuation of new annuity sales through the Chase distribution system contributed $574.3 million in fixed annuity sales for the year ended December 31, 2008, compared to $379.5 million for the year ended December 31, 2007. Sales of variable annuities decreased $20.1 million, or 4.2%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to weaker demand caused by unfavorable equity markets.

Stable Value Products

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
REVENUES
Net investment income	$221,688	$328,353	$300,201	(32.5)%	9.4%
Other income	1,866	9,360	—	(80.1)	n/m
Realized gains (losses)	(2,697)	(6,427)	1,394	(58.0)	n/m

Total revenues	220,857	331,286	301,595	(33.3)	9.8
BENEFITS AND EXPENSES
Benefits and settlement expenses	154,555	237,608	241,460	(35.0)	(1.6)
Amortization of deferred policy acquisition costs	3,471	4,467	4,199	(22.3)	6.4
Other operating expenses	3,565	5,827	4,311	(38.8)	35.2

Total benefits and expenses	161,591	247,902	249,970	(34.8)	(0.8)
INCOME BEFORE INCOME TAX	59,266	83,384	51,625	(28.9)	61.5
Less: realized gains (losses)	(2,697)	(6,427)	1,394

OPERATING INCOME	$61,963	$89,811	$50,231	(31.0)	78.8

        The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,					Change
	2009		2008		2007	2009	2008
	(Dollars In Thousands)
Sales
GIC	$—		$166,284		$132,800	n/m %	25.2%
GFA—Direct Institutional	—		1,061,651		182,179	n/m	n/m
GFA—Registered Notes—Institutional	—		450,000		525,000	n/m	(14.3)
GFA—Registered Notes—Retail	—		290,848		86,666	n/m	n/m

	$—		$1,968,783		$926,645	n/m	n/m

Average Account Values	$4,091,199		$5,443,382		$5,006,929	(24.8)	8.7
Ending Account Values	$3,581,150		$4,960,405		$5,046,463	(27.8)	(1.7)
Operating Spread
Net investment income yield	5.41%		5.98%		6.04%
Interest credited	3.77		4.33		4.86
Operating expenses	0.17		0.18		0.17

Operating spread	1.47%	(1)	1.47%	(1)	1.01%

(1)
Excludes one-time funding agreement retirement gains.

For The Year Ended December 31, 2009 compared to The Year Ended December 31, 2008

  Segment operating income

        Operating income was $62.0 million and decreased $27.8 million, or 31.0%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in operating earnings resulted from a decline in average account values. In addition, $1.9 million in other income was generated from the early retirement of funding agreements backing medium-term notes for the year ended December 31, 2009, compared with $9.4 million for the year ended December 31, 2008. The operating spread remained flat at 147 basis points during the year ended December 31, 2009, compared to the year ended December 31, 2008.

  Sales

        During 2009, we chose not to participate in the stable value market.

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

  Segment operating income

        Operating income increased $39.6 million, or 78.8%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase in operating earnings resulted from the combination of higher average balances, a higher operating spread, and lower liability costs. In addition, $9.4 million in other income was generated from the early retirement of funding agreements backing medium-term notes. Higher operating spreads and lower liability costs resulted from increased sales of attractively priced institutional funding agreements. As a result, the operating spread increased 46 basis points to 147 basis points during the year ended December 31, 2008, compared to an operating spread of 101 basis points during the year ended December 31, 2007.

  Sales

        Total sales increased $1.0 billion for the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase was primarily due to increased sales in the institutional market during the first half of 2008.

Asset Protection

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$339,516	$363,169	$395,112	(6.5)%	(8.1)%
Reinsurance ceded	(152,222)	(170,875)	(176,879)	(10.9)	(3.4)

Net premiums and policy fees	187,294	192,294	218,233	(2.6)	(11.9)
Net investment income	33,157	38,656	39,100	(14.2)	(1.1)
Other income	56,552	62,271	72,054	(9.2)	(13.6)

Total operating revenues	277,003	293,221	329,387	(5.5)	(11.0)
BENEFITS AND EXPENSES
Benefits and settlement expenses	127,314	106,737	106,812	19.3	(0.1)
Amortization of deferred policy acquisition costs	55,120	57,704	82,280	(4.5)	(29.9)
Other operating expenses	71,340	97,991	98,736	(27.2)	(0.8)

Total benefits and expenses	253,774	262,432	287,828	(3.3)	(8.8)
INCOME BEFORE INCOME TAX	23,229	30,789	41,559	(24.6)	(25.9)

OPERATING INCOME	$23,229	$30,789	$41,559	(24.6)	(25.9)

        The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
Sales
Credit insurance	$35,379	$67,317	$113,618	(47.4)%	(40.8)%
Service contracts	226,835	279,862	341,356	(18.9)	(18.0)
Other products	42,790	63,468	97,342	(32.6)	(34.8)

	$305,004	$410,647	$552,316	(25.7)	(25.6)

Loss Ratios(1)
Credit insurance	33.3%	32.8%	28.1%
Service contracts	82.8	70.7	66.4
Other products	52.9	36.8	33.3
(1)
Incurred claims as a percentage of earned premiums

For The Year Ended December 31, 2009 compared to The Year Ended December 31, 2008

  Segment operating income

        Operating income was $23.2 million, representing a decrease of $7.6 million, or 24.6%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. Earnings from core product lines decreased $9.2 million, or 28.0%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. Within the segment's core product lines, service contract earnings declined $10.4 million, or 36.2%, compared to the prior year, primarily as a result of weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.9 million, or 36.2%, compared to the prior year resulting from the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Earnings from other products increased $3.8 million for the year ended December 31, 2009, compared to the prior year primarily due to lower expenses in the GAP and Lender's Indemnity product lines and release of excess reserves in the runoff IPP line, partially offset by unfavorable loss experience.

  Net premiums and policy fees

        Net premiums and policy fees decreased $5.0 million, or 2.6%, for year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease was primarily due to a $5.8 million, or 19.2% decline in dealer credit insurance premiums due to lower auto sales.

  Other income

        Other income decreased $5.7 million, or 9.2%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to a decline in service contract and GAP volume.

  Benefits and settlement expenses

        Benefits and settlement expenses increased $20.6 million, or 19.3%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. Credit insurance claims for the year ended December 31, 2009, compared to the prior year, decreased $1.8 million, or 17.7%, due to lower volume. Service contract claims increased $13.8 million, or 17.8%, due to higher loss ratios in some product lines. Other products claims increased $8.5 million, or 44.3%, primarily as the result of a $6.3 million increase in the runoff Lender's Indemnity product line's loss reserve related to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by a reduction in other expenses. Higher loss ratios in the GAP product line also contributed to the increase in other products claims expense.

  Amortization of DAC and Other operating expenses

        Amortization of DAC was $2.6 million, or 4.5%, lower for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to lower premiums in the dealer credit insurance lines. Other operating expenses decreased $26.7 million, or 27.2%, for the year ended December 31, 2009, due to lower commission expense resulting from a decline in sales, a decrease of $7.3 million in retrospective commissions resulting from higher loss ratios, and a $6.3 million bad debt recovery in the runoff Lender's Indemnity product line due to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by an increase in benefits and settlement expenses.

  Sales

        Total segment sales decreased $105.6 million, or 25.7%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decreases in credit insurance and service contract sales were primarily due to declines in auto and marine sales. The decline in the other products line was primarily the result of lower GAP sales, also due to the overall decline in auto sales.

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

  Segment operating income

        Operating income was $30.8 million, representing a decrease of $10.8 million, or 25.9%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. Earnings from core product lines decreased $10.8 million, or 24.7%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. Within the segment's core product lines, service contract earnings declined $8.2 million, or 22.2%, compared to the prior year. The service contract line was unfavorably impacted by weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.1 million, or 3.2%, compared to the prior year, while earnings from other products declined $2.5 million. The decline in other products related primarily to lower volume in the IPP line, resulting from the loss of a significant customer.

  Net premiums and policy fees

        Net premiums and policy fees decreased $25.9 million, or 11.9%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. Credit insurance premiums decreased $29.3 million, or 49.1%, due to the sale of a small insurance subsidiary and its related operations during the first quarter of 2008 and the impact of lower auto sales. Net premiums in the service contract line decreased $2.8 million, or 2.5%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, resulting from weak auto and marine sales. Within the other product lines, net premiums increased $6.2 million, or 13.4%, compared to the prior year due to an increase in the GAP product line related to growth in in-force contracts during the past few years, partially offset by declines in the IPP line.

  Other income

        Other income decreased $9.8 million, or 13.6%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a decline in service contract volume.

  Benefits and settlement expenses

        Benefits and settlement expenses decreased $0.1 million, or 0.1%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. Credit insurance claims for the year ended December 31, 2008, compared to the prior year decreased $6.9 million, or 40.9%, due to lower volume and a $3.0 million decrease related to the sale of a small insurance subsidiary and its related operations. Service contract claims increased $2.9 million, or 3.8%, due to higher loss ratios in some product lines. Other products claims increased $3.9 million, or 25.6%, primarily due to higher claims in the GAP lines.

  Amortization of DAC and Other Operating Expenses

        Amortization of DAC was $24.6 million, or 29.9%, lower for the year ended December 31, 2008, compared to the year ended December 31, 2007, mainly due to lower premium in the credit insurance lines and a $12.7 million decrease resulting from the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Other operating expenses decreased $0.7 million, or 0.8%, for the year ended December 31, 2008.

  Sales

        Total segment sales decreased $141.7 million, or 25.6%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The decreases in credit insurance and service contract sales were primarily due to declines in auto and marine sales. The decline in the other products line is primarily the result of lower GAP sales, which was primarily due to lower auto sales, price increases, and tighter underwriting controls.

Reinsurance

        The majority of the Asset Protection segment's reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, credit property, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies ("PARC's"). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at levels ranging from 50% to 100% to limit our exposure and allow the PARC's to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders.

A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Consolidated Financial Statements.

        Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(152,222)	$(170,875)	$(176,879)

BENEFITS AND EXPENSES
Benefit and settlement expenses	(83,780)	(85,900)	(84,518)
Amortization of deferred policy acquisition costs	(18,737)	(28,394)	(13,700)
Other operating expenses	(11,713)	(3,357)	(21,238)

Total benefits and expenses	(114,230)	(117,651)	(119,456)

NET IMPACT OF REINSURANCE	$(37,992)	$(53,224)	$(57,423)

For The Year Ended December 31, 2009 compared to The Year Ended December 31, 2008

        Reinsurance premiums ceded decreased $18.7 million, or 10.9%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease was primarily due to a decline in ceded dealer credit insurance premiums due to lower auto sales and the discontinuation of marketing credit insurance products through financial institutions in 2005, a majority of which was ceded to PARC's. Ceded unearned premium reserves and claim reserves with PARC's are generally secured by trust accounts, letters of credit, or on a funds withheld basis.

        Benefits and settlement expenses ceded decreased $2.1 million, or 2.5%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease was primarily due to lower losses in the credit line and the runoff Lender's Indemnity program, partially offset by an increase in losses ceded in the vehicle service contract ("VSC") line.

        Amortization of DAC ceded decreased $9.7 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily as the result of the decreases in the ceded credit insurance products. Other operating expenses ceded increased $8.4 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. The fluctuation was primarily attributable to the runoff Lender's Indemnity program.

        Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies' profitability on business we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

        Reinsurance premiums ceded decreased $6.0 million, or 3.4%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease was primarily due to the discontinuation of marketing credit insurance products through financial institutions in 2005, in which a majority of this business was ceded to PARC's, lower ceded premiums related to the Lender's Indemnity program in runoff, and lower dealer credit ceded premiums due to a decline in auto sales. This was partially offset by an increase in ceded premiums in the service contract line. Ceded unearned premium reserves and claim reserves with PARC's are generally secured by trust accounts, letters of credit, or on a funds withheld basis.

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

Corporate and Other

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$26,568	$29,842	$34,025	(11.0)%	(12.3)%
Reinsurance ceded	(4)	(5)	(15)	(20.0)	(66.7)

Net premiums and policy fees	26,564	29,837	34,010	(11.0)	(12.3)
Net investment income	128,243	80,523	165,242	59.3	(51.3)
Realized gains (losses)—investments	—	—	6,857
Realized gains (losses)—derivatives	3,401	5,754	822
Other income	135,228	619	1,200	n/m	(48.4)

Total operating revenues	293,436	116,733	208,131	n/m	(43.9)
Realized gains (losses)—investments	(152,260)	(262,640)	5,370
Realized gains (losses)—derivatives	46,556	(53,853)	(3,162)

Total revenues	187,732	(199,760)	210,339	n/m	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	29,896	36,170	36,191	(17.3)	(0.1)
Amortization of deferred policy acquisition costs	1,900	2,149	773	(11.6)	n/m
Other operating expenses	179,660	184,400	174,583	(2.6)	5.6

Total benefits and expenses	211,456	222,719	211,547	(5.1)	5.3
INCOME (LOSS) BEFORE INCOME TAX	(23,724)	(422,479)	(1,208)	(94.4)	n/m
Less: realized gains (losses)—investments	(152,260)	(262,640)	5,370
Less: realized gains (losses)—derivatives	46,556	(53,853)	(3,162)

OPERATING INCOME (LOSS)	$81,980	$(105,986)	$(3,416)	n/m	n/m

For The Year Ended December 31, 2009 compared to The Year Ended December 31, 2008

  Segment operating income (loss)

        Corporate and Other segment operating income was $82.0 million for the year ended December 31, 2009, compared to a loss of $106.0 million for the year ended December 31, 2008. The variance was primarily due to a pre-tax gain on the repurchase of surplus notes of $126.3 million, net of deferred issue costs, and positive mark-to-market adjustments of $49.8 million on a $272.6 million trading portfolio, representing a $123.9 million more favorable impact for the year ended December 31, 2009. This increase was partially offset by reduced yields on a large balance of cash and short-term investments and higher operating expenses.

  Operating revenues

        Net investment income for the segment increased $47.7 million, or 59.3%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, and net premiums and policy fees decreased $3.3 million, or 11.0%. The increase in net investment income was primarily the result of mark-to-market changes on the trading portfolio, partially offset by a reduction in yields on a large balance of cash and short-term investments.

  Benefits and expenses

        Benefits and expenses decreased $6.3 million, or 17.3%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to a reduction of interest expense on non-recourse funding obligations and a reduction in policy benefits on non-core lines of business, partially offset by an increase in operating expenses.

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

  Operating revenues

        Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on capital and net premiums and policy fees related to several non-strategic lines of business. Net investment income for this segment decreased $84.7 million, or 51.3%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, and net premiums and policy fees declined $4.2 million, or 12.3%. The decrease in net investment income was primarily the result of mark-to-market changes on the trading portfolio and a decline in participating mortgage income and prepayment fee income in the securities and mortgage investment portfolios caused by unfavorable market conditions, partially offset by an increase in yields on unallocated capital and additional investments related to issuances of non-recourse funding obligations.

  Benefits and expenses

        Benefits and expenses increased $11.2 million, or 5.3%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase was primarily due to an increase in interest expense of $12.7 million, or 10.2%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. Of this increase in interest expense, approximately $12.2 million relates to additional issuances of non-recourse funding obligations.

CONSOLIDATED INVESTMENTS

        Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners' equity, or the totals reflected in the accompanying tables.

Portfolio Description

        As of December 31, 2009, our investment portfolio was approximately $29.1 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

        The following table shows the reported values of our invested assets:

	As of December 31,
	2009		2008
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2009—$18,376,802; 2008—$18,880,847)	$18,100,141	62.3%	$16,554,695	62.3%
Privately issued bonds (amortized cost: 2009—$4,851,515; 2008—$4,210,825)	4,730,286	16.3	3,544,285	13.3

Fixed maturities	22,830,427	78.6	20,098,980	75.6
Equity securities (cost: 2009—$280,615; 2008—$358,159)	275,497	0.9	302,132	1.1
Mortgage loans	3,877,087	13.3	3,848,288	14.5
Investment real estate	25,188	0.1	14,810	0.1
Policy loans	794,276	2.7	810,933	3.1
Other long-term investments	204,754	0.7	432,137	1.6
Short-term investments	1,049,609	3.7	1,059,506	4.0

Total investments	$29,056,838	100.0%	$26,566,786	100.0%

        Included in the preceding table are $2.9 billion and $3.2 billion of fixed maturities and $250.8 million and $80.4 million of short-term investments classified as trading securities as of December 31, 2009 and 2008, respectively. The trading portfolio includes invested assets of $2.7 billion and $2.9 billion as of December 31, 2009 and 2008, respectively, held pursuant to modified coinsurance ("Modco") arrangements under which the economic risks and benefits of the investments are passed to third-party reinsurers.

Fixed Maturity Investments

        As of December 31, 2009, our fixed maturity investment holdings were approximately $22.8 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2009	2008
AAA	19.9%	35.2%
AA	4.9	6.6
A	18.7	19.8
BBB	42.9	33.0
Below investment grade	13.6	5.4

	100.0%	100.0%

        The increase in BBB securities reflected in the table above is a result of negative ratings migration on securities owned by the Company. During 2009, we did not actively purchase securities below the BBB level.

        We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of December 31, 2009, based upon amortized cost, $97.4 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $23.2 billion fixed maturity securities held by us (0.4% of total fixed maturity securities).

        Declines in fair value for our available-for-sale portfolio, net of related DAC and VOBA, are charged or credited directly to shareowners' equity. Declines in fair value that are other-than-temporary are recorded as other-than-temporary impairment losses in the Consolidated Statements of Income (Loss), net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income. The increase in BBB and below investment grade assets, as shown in the preceding table, is primarily a result of ratings downgrades related to our corporate credit and residential mortgage-backed securities holdings.

        The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2009	2008
	(Dollars In Millions)
Corporate Bonds	$14,847.8	$12,076.6
Residential mortgage-backed securities	3,917.5	5,013.4
Commercial mortgage-backed securities	1,124.3	1,182.1
Asset-backed securities	1,120.8	1,102.1
U.S. government-related bonds	811.3	534.7
Other government-related bonds	608.5	160.3
States, municipals and political subdivisions	400.2	29.8

Total Fixed Income Portfolio	$22,830.4	$20,099.0

        Within our fixed maturity securities, we maintain portfolios classified as "available-for-sale" and "trading". We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $19.9 billion or 87.1% of our fixed maturities as "available-for-sale" as of December 31, 2009. These securities are carried at fair value on our Consolidated Balance Sheets.

        Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $2.9 billion, or 12.9%, of our fixed maturities as of December 31, 2009. Of this balance, fixed maturities with a market value of $2.7 billion and short-term investments with a market value of $250.8 million were added as part of the Chase Insurance Group acquisition. Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2009	2008
	(Dollars In Thousands)
AAA	$834,733	$1,357,132
AA	73,210	147,305
A	544,135	591,482
BBB	950,252	743,529
Below investment grade	281,487	55,607

Total Modco trading fixed maturities	$2,683,817	$2,895,055

        A portion of our bond portfolio is invested in residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities. These holdings as of December 31, 2009, were approximately $6.2 billion. Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

        Residential mortgage-backed securities—The tables below include a breakdown of our residential mortgage-backed securities ("RMBS") portfolio by type and rating as of December 31, 2009. As of December 31, 2009, these holdings were approximately $3.9 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities ("PACs") pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Type	Percentage of Residential Mortgage-Backed Securities
Sequential	65.1%
PAC	15.1
Pass Through	3.6
Other	16.2

100.0%

Rating	Percentage of Residential Mortgage-Backed Securities
AAA	35.6%
AA	5.2
A	8.3
BBB	10.5
Below investment grade	40.4

100.0%

        As of December 31, 2009, we held $466.6 million, or 1.6% of invested assets, of securities supported by collateral classified as Alt-A. As of December 31, 2008, we held securities with a market value of $543.5 million of securities supported by collateral classified as Alt-A.

        The following table includes the percentage of our collateral classified as Alt-A grouped by rating category as of December 31, 2009:

Rating	Percentage of Alt-A Securities
AAA	1.3%
A	1.0
BBB	6.7
Below investment grade	91.0

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of December 31, 2009:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$6.0	$—	$—	$—	$—	$6.0
A	4.5	—	—	—	—	4.5
BBB	31.3	—	—	—	—	31.3
Below investment grade	45.8	220.2	158.8	—	—	424.8

Total mortgage-backed securities collateralized by Alt-A mortgage loans	$87.6	$220.2	$158.8	$—	$—	$466.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(0.6)	$—	$—	$—	$—	$(0.6)
A	0.7	—	—	—	—	0.7
BBB	(4.3)	—	—	—	—	(4.3)
Below investment grade	(3.1)	(52.0)	(32.7)	—	—	(87.8)

Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(7.3)	$(52.0)	$(32.7)	$—	$—	$(92.0)

        The following table includes the percentage of our collateral classified as sub-prime grouped by rating category as of December 31, 2009:

Rating	Percentage of Sub-prime Securities
AAA	0.8%
AA	5.9
A	8.5
BBB	0.2
Below investment grade	84.6

100.0%

        As of December 31, 2009, we had RMBS's with a total fair market value of $35.2 million, or 0.1%, of total invested assets that were supported by collateral classified as sub-prime. As of December 31, 2008, we held securities with a fair market value of $46.0 million of securities supported by collateral classified as sub-prime. The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of December 31, 2009:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$0.3	$—	$—	$—	$—	$0.3
AA	0.8	1.2	—	—	—	2.0
A	3.0	—	—	—	—	3.0
BBB	0.1	—	—	—	—	0.1
Below investment grade	1.2	16.9	11.7	—	—	29.8

Total mortgage-backed securities collateralized by sub-prime mortgage loans	$5.4	$18.1	$11.7	$—	$—	$35.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$—	$—	$—	$—	$—	$—
AA	(0.5)	(0.2)	—	—	—	(0.7)
A	(0.3)	—	—	—	—	(0.3)
BBB	—	—	—	—	—	—
Below investment grade	(1.3)	(9.2)	(23.1)	—	—	(33.6)

Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(2.1)	$(9.4)	$(23.1)	$—	$—	$(34.6)

        The following table includes the percentage of our collateral classified as prime grouped by rating category as of December 31, 2009:

Rating	Percentage of Prime Securities
AAA	40.7%
AA	5.9
A	9.3
BBB	11.2
Below investment grade	32.9

100.0%

        As of December 31, 2009, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair market value of $3.4 billion, or 11.7%, of total invested assets. As of December 31, 2008, we held securities with a fair market value of $4.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages). The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2009:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$1,167.8	$201.3	$19.8	$—	$—	$1,388.9
AA	202.7	—	—	—	—	202.7
A	250.7	66.2	1.0	—	—	317.9
BBB	283.2	71.5	26.5	—	—	381.2
Below investment grade	283.0	581.6	260.4	—	—	1,125.0

Total mortgage-backed securities collateralized by prime mortgage loans	$2,187.4	$920.6	$307.7	$—	$—	$3,415.7

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$21.6	$(2.5)	$0.9	$—	$—	$20.0
AA	(6.7)	—	—	—	—	(6.7)
A	(5.2)	(6.0)	0.2	—	—	(11.0)
BBB	(51.5)	(3.3)	(1.1)	—	—	(55.9)
Below investment grade	(41.9)	(134.2)	(60.7)	—	—	(236.8)

Total mortgage-backed securities collateralized by prime mortgage loans	$(83.7)	$(146.0)	$(60.7)	$—	$—	$(290.4)

        Commercial mortgage-backed securities—Our commercial mortgage-backed security ("CMBS") portfolio consists of commercial mortgage-backed securities issued in securitization transactions. Portions of the CMBS relate to securitizations sponsored by us, in which we securitized portions of our mortgage loan portfolio. As of December 31, 2009, the CMBS holdings were approximately $1.1 billion. Of this amount, $844.5 million related to retained beneficial interests of commercial mortgage loan securitizations we completed. The following table includes the percentages of our CMBS holdings grouped by rating category as of December 31, 2009:

Rating	Percentage of Commercial Mortgage-Backed Securities
AAA	90.8%
AA	0.8
A	4.9
BBB	0.8
Below investment grade	2.7

100.0%

        The following tables include external commercial mortgage-backed securities as of December 31, 2009:

External Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$214.7	$14.3	$—	$44.6	$—	$273.6
BBB	6.2	—	—	—	—	6.2

Total external commercial mortgage-backed securities	$220.9	$14.3	$—	$44.6	$—	$279.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$7.6	$0.5	$—	$0.5	$—	$8.6
BBB	(0.9)	—	—	—	—	(0.9)

Total external commercial mortgage-backed securities	$6.7	$0.5	$—	$0.5	$—	$7.7

        Asset-backed securities—ABS pay down is based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2009, these holdings were approximately $1.1 billion. The following table includes the percentages of our ABS holdings grouped by rating category as of December 31, 2009:

Rating	Percentage of Asset-Backed Securities
AAA	95.2%
AA	2.1
A	0.5
BBB	1.6
Below investment grade	0.6

100.0%

        The following tables include our asset-backed securities as of December 31, 2009:

Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$704.3	$33.6	$273.2	$55.6	$—	$1,066.7
AA	17.2	6.2	—	—	—	23.4
A	1.3	4.9	—	—	—	6.2
BBB	2.7	4.1	11.0	—	—	17.8
Below investment grade	—	0.7	6.0	—	—	6.7

Total asset-backed securities	$725.5	$49.5	$290.2	$55.6	$—	$1,120.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(50.5)	$(1.2)	$(12.2)	$0.1	$—	$(63.8)
AA	1.8	0.8	—	—	—	2.6
A	—	0.1	—	—	—	0.1
BBB	—	(1.8)	—	—	—	(1.8)
Below investment grade	—	(0.3)	(17.3)	—	—	(17.6)

Total asset-backed securities	$(48.7)	$(2.4)	$(29.5)	$0.1	$—	$(80.5)

        We obtained ratings of our fixed maturities from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Corporation ("Standard & Poor's"), and/or Fitch Ratings ("Fitch"). If a bond is not rated by Moody's, Standard & Poor's, or Fitch, we use ratings from the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2009, over 99.0% of our bonds were rated by Moody's, Standard & Poor's, Fitch, and/or the NAIC.

        The industry segment composition of our fixed maturity securities is presented in the following table:

	As of December 31, 2009	% Market Value	As of December 31, 2008	% Market Value
	(Dollars In Thousands)
Banking	$1,955,544	8.5%	$2,144,612	10.7%
Other finance	82,694	0.4	98,278	0.5
Electric	2,650,003	11.6	2,083,250	10.4
Natural gas	1,789,164	7.8	1,388,578	6.9
Insurance	1,529,248	6.7	1,129,561	5.6
Energy	1,369,370	6.0	987,299	4.9
Communications	1,079,497	4.7	901,958	4.5
Basic industrial	936,575	4.1	677,397	3.4
Consumer noncyclical	958,688	4.2	634,384	3.2
Consumer cyclical	491,594	2.1	586,004	2.9
Finance companies	231,312	1.0	289,364	1.4
Capital goods	532,778	2.3	417,941	2.1
Transportation	426,860	1.9	320,628	1.6
Other industrial	91,237	0.4	93,171	0.5
Brokerage	375,650	1.6	155,481	0.8
Technology	289,029	1.3	134,348	0.7
Real estate	53,517	0.2	34,363	0.2
Other utility	5,049	0.0	—	0.0
Commercial mortgage-backed securities	1,124,325	4.9	1,182,091	5.9
Asset-backed securities	1,120,761	4.8	1,102,067	5.5
Residential mortgage-backed non-agency	3,000,142	13.1	3,894,525	19.1
Residential mortgage-backed agency	917,312	4.0	1,118,851	5.6
U.S. government-related securities	811,323	3.5	534,665	2.7
Other government-related securities	608,530	2.7	160,356	0.8
State, municipals, and political divisions	400,225	2.2	29,808	0.1

Total	$22,830,427	100.0%	$20,098,980	100.0%

        Our investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. As of December 31, 2009, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $22.8 billion, which was 1.7% below amortized cost of $23.2 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        We had $3.9 billion in mortgage loans as of December 31, 2009. While our mortgage loans do not have quoted market values, as of December 31, 2009, we estimated the market value of our mortgage loans to be $4.1 billion (using discounted cash flows from the next call date), which was 5.1% greater than the amortized cost. Most of our mortgage loans have significant prepayment fees.

        Market values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. For retained beneficial interests in our sponsored commercial mortgage loan securitizations as of December 31, 2009, we used an internally developed model that includes discount rates based on our current mortgage loan lending rate and expected cash flows based on a review of the commercial mortgage loans underlying the securities. Upon obtaining this information related to market value, management makes a determination as to the appropriate valuation amount.

Mortgage Loans

        We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2009, our mortgage loan holdings were approximately $3.9 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

        We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2009 and 2008, our allowance for mortgage loan credit losses was $1.7 million and $2.2 million, respectively.

        At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property's projected operating expenses and debt service. We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2009, approximately $808.6 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

        Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

        As of December 31, 2009, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. As of December 31, 2009, $23.1 million, or 0.6%, of the mortgage loan portfolio was nonperforming. It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

        Between 1996 and 1999, we securitized $1.4 billion of our mortgage loans. We sold the senior tranches while retaining the subordinate tranches. We continue to service the securitized mortgage loans. During 2007, we securitized an additional $1.0 billion of our mortgage loans. We sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches. We continue to service the securitized mortgage loans. As of December 31, 2009, we had investments related to retained beneficial interests of mortgage loan securitizations of $844.5 million.

Securities Lending

        We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities' market value is monitored on a daily basis. As of December 31, 2009, securities with a market value of $108.4 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in "short-term investments" with a corresponding liability recorded in "other liabilities" to account for our obligation to return the collateral. As of December 31,

2009, the fair market value of the collateral related to this program was $107.6 million and we have an obligation to return $112.0 million of collateral to the securities borrowers.

Risk Management and Impairment Review

        We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2009:

S&P or Equivalent Designation	Market Value	Percent of Market Value
	(Dollars In Thousands)
AAA	$3,688,515	18.6%
AA	1,047,859	5.3
A	3,673,523	18.4
BBB	8,726,044	43.9

Investment grade	17,135,941	86.2

BB	1,089,297	5.5
B	531,132	2.7
CCC or lower	1,117,655	5.6
In or near default	—	0.0

Below investment grade	2,738,084	13.8

Total	$19,874,025	100.0%

        Not included in the table above are $2.6 billion of investment grade and $362.7 million of below investment grade fixed maturities classified as trading securities.

        Limiting bond exposure to any creditor group is another way we manage credit risk. The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of December 31, 2009:

Creditor	Market Value
(Dollars In Millions)
Wells Fargo & Co.	$192.2
Verizon Communications Inc.	179.4
Bank of America Corporation	174.0
PNC Financial Services Group	142.7
MetLife Inc.	135.2
Prudential Financial Inc.	134.5
AT&T Corporation	134.2
JP Morgan Chase & Company	129.8
Federal Home Loan Mortgage Corporation	125.0
Enterprise Products Partners	118.9

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

        Management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Since it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio. Special attention is given to correlative risks within specific industries, related parties, and business markets.

        For certain securitized financial assets with contractual cash flows, including ABS, GAAP requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

        On October 10, 2008, the FASB issued guidance to clarify the application of fair value, which is referenced to the Fair Value Measurements and Disclosures Topic of the ASC, in a market that is not active and provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This guidance was effective upon issuance, including prior periods for which the financial statements have not been issued. Based on this guidance, we utilized internal models that incorporated assumptions of delinquency rates, prepayment assumptions, liquidity, and other market based assumptions to determine the fair value of retained beneficial interests of our sponsored commercial mortgage loan securitizations and auction rate securities for which there was no active market as of December 31, 2009.

        In April of 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires increased and more frequent disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to early adopt the guidance in the first quarter of 2009. For the year ended December 31, 2009, we recorded total other-than-temporary impairments of approximately $227.8 million with $47.7 million of this amount recorded in other comprehensive income (loss).

        Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company's intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding the Company's expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31,

2009, we concluded that approximately $180.1 million of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $47.7 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded.

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

Realized Gains and Losses

        The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,			Change
	2009	2008	2007	2009	2008
	(Dollars In Thousands)
Fixed maturity gains—sales	$27,280	$51,895	$12,451	$(24,615)	$39,444
Fixed maturity losses—sales	(21,957)	(36,791)	(12,279)	14,834	(24,512)
Equity gains—sales	14,367	114	5,912	14,253	(5,798)
Equity losses—sales	(55)	(51)	(12)	(4)	(39)
Impairments on fixed maturity securities	(160,473)	(311,798)	(48)	151,325	(311,750)
Impairments on equity securities	(19,572)	—	—	(19,572)	—
Modco trading portfolio trading activity	285,178	(290,831)	(989)	576,009	(289,842)
Other	(4,619)	2,970	3,567	(7,589)	(597)

Total realized gains (losses)—investments	$120,149	$(584,492)	$8,602	$704,641	$(593,094)

Foreign currency swaps	$—	$(10,993)	$7,657	$10,993	$(18,650)
Foreign currency adjustments on stable value contracts	—	10,984	(3,518)	(10,984)	14,502
Derivatives related to mortgage loan commitments	6,889	(25,782)	(3,746)	32,671	(22,036)
Embedded derivatives related to reinsurance	(252,698)	212,937	10,679	(465,635)	202,258
Derivatives related to corporate debt	(125)	15,206	5,288	(15,331)	9,918
Other interest rate swaps	39,317	(24,924)	—	64,241	(24,924)
Credit default swaps	3,351	(13,232)	3,285	16,583	(16,517)
GMWB embedded derivatives	19,246	(32,870)	(540)	52,116	(32,330)
Other derivatives	6,067	(14,669)	(10,636)	20,736	(4,033)

Total realized gains (losses)—derivatives	$(177,953)	$116,657	$8,469	$(294,610)	$108,188

        Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments, Modco trading portfolio activity, and related embedded derivatives related to corporate debt, during the year ended December 31, 2009, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

        Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. For the year ended December 31, 2009, we recognized pre-tax other-than-temporary impairments of $180.1 million, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $47.7 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded. Other-than-temporary impairments totaled $311.8 million for the year ended December 31, 2008. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The Year Ended December 31,
	2009	2008
	(Dollars In Millions)
AbitibiBowater	$30.4	$—
Alt-A MBS	69.3	143.9
CIT Group	11.6	—
Citigroup Preferred Stock	19.4	—
IdeaArc	17.9	—
Other MBS	14.2	—
Other Corporate Bonds	14.1	—
Subprime Bonds	3.2	—
Federal Home Loan Mortgage Corp	—	7.1
Federal National Mortgage Association	—	21.9
Lehman Brothers	—	93.6
Washington Mutual	—	45.3

Total	$180.1	$311.8

        As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold securities until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2009, we sold securities in an unrealized loss position with a market value of $302.1 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$19,460	6.4%	$(118)	0.5%
>90 days but <= 180 days	9,007	3.0	(12)	0.1
>180 days but <= 270 days	313	0.1	(115)	0.5
>270 days but <= 1 year	45,337	15.0	(10,410)	47.3
>1 year	228,030	75.5	(11,358)	51.6

Total	$302,147	100.0%	$(22,013)	100.0%

        The $22.0 million of realized losses in the preceding table are made up primarily of $15.7 million of losses recognized on security exchanges, of which a loss of $13.2 million related to exchanges of securities issued by Lloyds Banking Group. The remaining $2.5 million related to exchanges of securities issued by CIT Group. In addition, $4.3 million of losses were recognized on the sale of securities previously other-than-temporarily impaired. For the year ended December 31, 2009, we sold securities in an unrealized gain position with a market value of $2.2 billion. The gain realized on the sale of these securities was $41.6 million.

        The $4.6 million of other realized losses recognized for the year ended December 31, 2009, includes mortgage loan losses of $5.6 million, and other gains of $1.0 million.

        As of December 31, 2009, net gains of $285.2 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $10.4 million of losses were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

        Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains/(losses) on derivative contracts closed during the period.

        From time to time, we have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments. There were no outstanding positions for the year ended December 31, 2009. The net gains for the year ended December 31, 2009, were the result of $3.7 million of gains related to closed positions and mark-to-market gains of $3.2 million.

        We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $252.7 million of losses on these embedded derivatives for the year ended December 31, 2009, was the result of spread tightening. For the year ended December 31, 2009, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that offset the losses on these embedded derivatives.

        We use certain interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities. These positions resulted in net losses of $0.1 million for the year ended December 31, 2009. As of December 31, 2009, we did not hold any positions in these swaps.

        We use certain interest rate swaps to mitigate the price volatility of assets. These positions resulted in net gains of $39.3 million for the year ended December 31, 2009. The net gains for the year ended December 31, 2009, were primarily the result of $42.6 million in mark-to-market gains during the period.

        We reported net gains of $3.4 million related to credit default swaps for the year ended December 31, 2009. The net gains for the year ended December 31, 2009, were the result of $17.2 million of mark-to-market gains, $14.5 million of losses related to closed positions, and $0.7 million in premium income.

        The GMWB rider embedded derivatives on certain variable deferred annuities had net unrealized gains of $19.2 million for the year ended December 31, 2009.

        We also use various swaps and options to mitigate risk related to other exposures. Equity call options generated gains of $2.9 million for the year ended December 31, 2009. CPI swaps produced gains of $1.6 million for the year ended December 31, 2009. Other derivative contracts generated gains of $1.6 million for the year ended December 31, 2009.

Unrealized Gains and Losses—Available-for-Sale Securities

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2009, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a "bright line test" to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management's decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. As of December 31, 2009, we had an overall net unrealized loss of $403.0 million, prior to tax and DAC offsets, compared to $476.8 million, $1.8 billion, and $3.0 billion as of September 30, 2009, June 30, 2009, and December 31, 2008, respectively.

        Credit and RMBS markets have experienced volatility across numerous asset classes over the past two years, primarily as a result of marketplace uncertainty arising from the failure or near failure of a number of large financial service companies resulting in intervention by the United States Federal Government, downgrades in ratings, interest rate changes, higher defaults in sub-prime and Alt-A residential mortgage loans, and a weakening of the overall economy. In connection with this uncertainty, we believe investors have departed from many investments in asset-backed securities, including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with fewer lender protections or those with reduced transparency and/or complex features which may hinder investor understanding. We believe these factors have contributed to the level of our net unrealized investment losses through declines in market values.

        For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2009, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$1,911,029	21.3%	$1,949,677	19.4%	$(38,648)	3.7%
>90 days but <= 180 days	200,500	2.2	209,417	2.1	(8,917)	0.9
>180 days but <= 270 days	111,923	1.3	115,599	1.2	(3,676)	0.4
>270 days but <= 1 year	202,250	2.2	215,429	2.1	(13,179)	1.3
>1 year but <= 2 years	4,154,955	46.2	4,734,167	47.2	(579,212)	55.5
>2 years but <= 3 years	1,696,629	18.9	1,991,598	19.8	(294,969)	28.3
>3 years but <= 4 years	194,412	2.2	235,786	2.3	(41,374)	4.0
>4 years but <= 5 years	435,211	4.8	489,935	5.0	(54,724)	5.1
>5 years	83,965	0.9	92,469	0.9	(8,504)	0.8

Total	$8,990,874	100.0%	$10,034,077	100.0%	$(1,043,203)	100.0%

        The majority of the unrealized loss as of December 31, 2009, for both investment grade and below investment grade securities, is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and their associated positive effect on security prices. While spread levels have improved significantly since December 31, 2008, certain types of securities, including tranches of residential mortgage-backed securities and asset-backed securities, continue to be priced at a level which has caused the unrealized losses noted above.

        As of December 31, 2009, the Barclays Investment Grade Index was priced at 157 bps versus a 10 year average of 160 bps. Similarly, the Barclays High Yield Index was priced at 617 bps versus a 10 year average of 615 bps. As of December 31, 2009, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.68%, 3.84%, and 4.64%, compared to 10 year averages of 4.01%, 4.43%, and 4.91%, respectively.

        As of December 31, 2009, 44.5% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management, and liquidity requirements.

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

        As of December 31, 2009, there were estimated gross unrealized losses of $101.2 million and $32.9 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively. Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of December 31, 2009, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.

        For the year ended December 31, 2009, we recorded $180.1 million of pre-tax other-than-temporary impairments. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

        As of December 31, 2009, securities with a market value of $182.4 million and unrealized losses of $90.8 million were issued in commercial mortgage loan securitizations that we sponsored, with no unrealized losses greater than five years. We do not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with our original expectations. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to avoid. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

        In assessing whether or not these unrealized positions should be considered other-than-temporary, we review the underlying cash flows, as well as the associated values of the real estate collateral for those loans included in our commercial mortgage loan securitizations.

        We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2009, is presented in the following table:

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$1,091,992	12.1%	$1,238,526	12.3%	$(146,534)	14.0%
Other finance	6,864	0.1	7,142	0.1	(278)	0.0
Electric	710,787	7.9	751,457	7.5	(40,670)	3.9
Natural gas	321,972	3.6	343,050	3.4	(21,078)	2.0
Insurance	768,417	8.5	853,709	8.5	(85,292)	8.2
Energy	142,482	1.6	146,254	1.5	(3,772)	0.4
Communications	129,057	1.4	149,331	1.5	(20,274)	1.9
Basic industrial	250,120	2.8	266,494	2.7	(16,374)	1.6
Consumer noncyclical	205,045	2.3	213,354	2.1	(8,309)	0.8
Consumer cyclical	157,640	1.8	175,598	1.8	(17,958)	1.7
Finance companies	133,504	1.5	151,047	1.5	(17,543)	1.7
Capital goods	169,481	1.9	182,255	1.8	(12,774)	1.2
Transportation	80,809	0.9	89,514	0.9	(8,705)	0.8
Other industrial	75,195	0.8	79,210	0.8	(4,015)	0.4
Brokerage	214,526	2.4	231,538	2.3	(17,012)	1.6
Technology	116,457	1.3	120,683	1.2	(4,226)	0.4
Real estate	28,353	0.3	29,729	0.3	(1,376)	0.1
Other utility	21	0.0	44	0.0	(23)	0.0
Commercial mortgage-backed securities	189,651	2.1	281,291	2.8	(91,640)	8.8
Asset-backed securities	884,130	9.9	970,354	9.5	(86,224)	8.3
Residential mortgage-backed non-agency securities	2,472,628	27.5	2,897,254	28.9	(424,626)	40.7
Residential mortgage-backed agency securities	212,292	2.4	215,791	2.2	(3,499)	0.3
U.S. government-related securities	279,397	3.1	283,612	2.8	(4,215)	0.4
Other government-related securities	161,276	1.8	161,885	1.6	(609)	0.1
States, municipals, and political divisions	188,778	2.0	194,955	2.0	(6,177)	0.7

Total	$8,990,874	100.0%	$10,034,077	100.0%	$(1,043,203)	100.0%

        The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of December 31,
	2009	2008
Banking	14.0%	14.6%
Other finance	0.0	1.0
Electric	3.9	7.7
Natural gas	2.0	6.2
Insurance	8.2	10.5
Energy	0.4	3.2
Communications	1.9	4.3
Basic industrial	1.6	6.3
Consumer noncyclical	0.8	1.3
Consumer cyclical	1.7	4.7
Finance companies	1.7	2.1
Capital goods	1.2	2.0
Transportation	0.8	1.1
Other industrial	0.4	0.1
Brokerage	1.6	1.7
Technology	0.4	0.8
Real estate	0.1	0.2
Other utility	0.0	0.0
Commercial mortgage-backed securities	8.8	3.5
Asset-backed securities	8.3	3.4
Residential mortgage-backed non-agency securities	40.7	25.0
Residential mortgage-backed agency securities	0.3	0.1
U.S. government-related securities	0.4	0.2
Other government-related securities	0.1	0.0
States, municipals, and political divisions	0.7	0.0

Total	100.0%	100.0%

        The range of maturity dates for securities in an unrealized loss position as of December 31, 2009, varies, with 38.6% maturing in less than 5 years, 11.8% maturing between 5 and 10 years, and 49.6% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2009:

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$3,810,423	42.4%	$4,048,695	40.3%	$(238,272)	22.8%
BBB	2,759,798	30.7	2,986,491	29.8	(226,693)	21.7

Investment grade	6,570,221	73.1	7,035,186	70.1	(464,965)	44.5

BB	927,920	10.3	1,069,409	10.7	(141,489)	13.6
B	448,465	5.0	548,422	5.5	(99,957)	9.6
CCC or lower	1,044,268	11.6	1,381,060	13.7	(336,792)	32.3

Below investment grade	2,420,653	26.9	2,998,891	29.9	(578,238)	55.5

Total	$8,990,874	100.0%	$10,034,077	100.0%	$(1,043,203)	100.0%

        As of December 31, 2009, we held 306 positions of below investment grade securities totaling $2.4 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $578.2 million, of which $566.3 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 8.3% of invested assets. As of December 31, 2009, securities in an unrealized loss position that were rated as below investment grade represented 26.9% of the total market value and 55.5% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were $978.8 million. A widening of credit spreads is estimated to account for unrealized losses of $1.3 billion, with changes in treasury rates offsetting this loss by an estimated $365.6 million.

        In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of December 31, 2009, were super senior or senior bonds in the capital structure. Our non-agency portfolio has a weighted-average life of 2.44 years.

        The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2009:

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$44,096	1.8%	$44,895	1.5%	$(799)	0.1%
>90 days but <= 180 days	34,643	1.4	40,142	1.3	(5,499)	1.0
>180 days but <= 270 days	12,857	0.5	14,607	0.5	(1,750)	0.3
>270 days but <= 1 year	28,526	1.2	32,404	1.1	(3,878)	0.7
>1 year but <= 2 years	1,662,175	68.7	2,031,777	67.8	(369,602)	63.9
>2 years but <= 3 years	406,932	16.8	546,222	18.2	(139,290)	24.1
>3 years but <= 4 years	52,197	2.2	70,665	2.4	(18,468)	3.2
>4 years but <= 5 years	155,723	6.4	189,500	6.3	(33,777)	5.8
>5 years	23,504	1.0	28,679	0.9	(5,175)	0.9

Total	$2,420,653	100.0%	$2,998,891	100.0%	$(578,238)	100.0%

LIQUIDITY AND CAPITAL RESOURCES

        2009 was a year of tremendous challenge in the financial services industry. The banking and financial services industry continued to experience deterioration and a significant amount of multiple notch downgrades, including downgrades to below investment grade status. As a result of these events and to be prepared for potential policy and contract holder surrenders and negative market perception, management made a strategic decision to carry large amounts of liquid holdings during the year. This elevated level of liquidity, while significantly reducing our liquidity risk, has negatively impacted our results during 2009 as the yield on highly liquid assets is much lower than the yields on longer-dated assets.

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

        In light of the events noted above and uncertain capital and credit market conditions, we have strategically positioned ourselves to have ample liquidity to meet our projected outflows from currently available sources. We have maintained a high balance of short-term investments; we have $215.0 million available capacity on our existing credit facility; we have access to the Federal Home Loan Bank ("FHLB") for short-term borrowing; we have remained very selective regarding mortgage loan commitments; we have eliminated purchases of below investment grade assets; and we have discontinued the active pursuit of repurchasing shares of our common stock under our share repurchase program.

        In the event of additional future significant unanticipated cash requirements beyond normal liquidity, we have multiple alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, various credit facilities, and other sources described herein.

        Our decision to sell investment assets could be impacted by accounting rules, including rules relating to the likelihood of a requirement to sell securities before recovery of our cost basis. Under stressful market and economic conditions, liquidity broadly deteriorates which could negatively impact our ability to sell investment assets. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling investment assets in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

        While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. As of December 31, 2009, we had no outstanding balance related to such borrowings. Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

  Credit Facility

        Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the "Credit Facility"). This replaced our previously existing $200 million revolving line of credit. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $285.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of December 31, 2009. Of this amount, $180.0 million was used to purchase non-recourse funding obligations issued by an indirect, wholly owned special-purpose financial captive insurance company. For additional information related to special purpose financial captives, see "Capital Resources". We were in compliance with all financial debt covenants of the Credit Facility as of December 31, 2009.

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

        During the second quarter of 2008, we joined the FHLB of Cincinnati. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. We held $58.2 million of common stock as of December 31, 2009, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2009, we had $725.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

        As of December 31, 2009, we reported approximately $684.0 million (fair value) of Auction Rate Securities ("ARSs"), which were all rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

        All of the auction rate securities held by us as of December 31, 2009, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program ("FFELP"). As there is no current active market for these auction rate securities, we believe the best available source for current valuation information is from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

        We use an internal valuation model to determine the fair value of our student loan-backed auction rate securities. The model uses the discount margin and projected average life of a comparable actively-traded FFELP student loan-backed floating-rate asset-backed security, along with a discount related to the current illiquidity of the auction rate securities. This comparable security is selected based on its underlying assets (i.e. FFELP-backed student loans) and vintage.

        The auction rate securities are classified as a Level 3 valuation. An unrealized loss of $62.3 million was recorded as of December 31, 2009, and an unrealized loss of $67.8 million was recorded as of December 31, 2008, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

        The liquidity requirements of our regulated insurance subsidiaries primarily relate to the liabilities associated with their various insurance and investment products, operating expenses, and income taxes. Liabilities arising from insurance and investment products include the payment of policyholder benefits, as well as cash payments in connection with policy surrenders and withdrawals, policy loans, and obligations to redeem funding agreements.

        Our insurance subsidiaries have used cash flows from operations and investment activities as a primary source to fund their liquidity requirements. Our insurance subsidiaries' primary cash inflows from operating activities are derived from premiums, annuity deposits, stable value contract deposits, and insurance and investment product fees and other income, including cost of insurance and surrender charges, contract underwriting fees, and intercompany dividends or distributions. The principal cash inflows from investment activities result from repayments of principal, investment income, and as necessary, sales of invested assets.

        Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of December 31, 2009, our total cash, cash equivalents, and invested assets were $29.3 billion. The life insurance subsidiaries were committed as of December 31, 2009, to fund mortgage loans in the amount of $175.2 million.

        Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations.

        In response to the volatility and disruption in the credit markets, we have maintained a high balance of cash and short-term investments to provide liquidity for cash outflows projected for the coming months. Our subsidiaries held approximately $1.2 billion in cash and short-term investments as of December 31, 2009, and we held an additional $7.8 million in cash and short-term investments available for general corporate purposes.

        The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Net cash provided by operating activities	$1,190,413	$1,243,620	$861,215
Net cash used in investing activities	(390,126)	(1,571,644)	(1,556,503)
Net cash (used in) provided by financing activites	(744,320)	331,230	771,924

Total	$55,967	$3,206	$76,636

For The Year Ended December 31, 2009 compared to The Year Ended December 31, 2008

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

        Net cash used in investing activities—Changes in cash from investing activities primarily related to the activity in our investment portfolio. As noted previously, management made a strategic decision during the year to carry large amounts of liquid holdings. As a result, the investing activity was significantly reduced when compared to the activity in 2008 and 2007.

        Net cash (used in) provided by financing activities—Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders, and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The variance for the year ended December 31, 2009 compared to the year ended December 31, 2008, was primarily the result of $1.1 billion of net investment product and universal life withdrawal activity, offset by the net effect of our $800 million senior notes issuances in 2009 and the repurchase, at a discount, of $800 million of non-recourse funding obligations issued.

Capital Resources

        To give us flexibility in connection with future acquisitions and other funding needs, we have registered debt securities, preferred and common stock, and stock purchase contracts, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

        As of December 31, 2009, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners' equity. We also have a $500 million revolving line of credit (the "Credit Facility"), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur. Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital. Pursuant to an amendment, this calculation excludes the $800.0 million of senior notes we issued in 2009. There was a $285.0 million outstanding balance as of December 31, 2009, under the Credit Facility at an interest rate of LIBOR plus 0.40%. Of this amount, $180.0 million was utilized to purchase non-recourse funding obligations issued by Golden Gate Captive Insurance Company ("Golden Gate"), an indirect wholly owned special-purpose financial captive insurance company. As the need arises and in light of the current credit market environment, we may utilize the Credit Facility to purchase additional non-recourse funding obligations from this indirect wholly owned special-purpose financial captive insurance company in future quarters.

        On October 9, 2009, we closed on offerings of $400 million of our senior notes due in 2019, $100 million of its senior notes due in 2024, and $300 million of its senior notes due in 2039, for an aggregate principal amount of $800 million. These senior notes were offered and sold pursuant to our shelf registration statement on Form S-3. We used the net proceeds from the offering of the Notes to purchase $800 million in aggregate principal amount of newly-issued surplus notes of Golden Gate. Golden Gate used a portion of the proceeds from the sale of the surplus notes to the Company to repurchase, at a discount, $800 million in aggregate principal amount of its outstanding Series A floating rate surplus notes that were held by third parties. This repurchase resulted in a $126.3 million pre-tax gain, net of deferred issue costs. As a result of these transactions, PLC is the sole holder of the total $980.0 million of outstanding Golden Gate surplus notes, which is eliminated at the consolidated level.

        Golden Gate II Captive Insurance Company ("Golden Gate II"), a special-purpose financial captive insurance company wholly owned by PLICO, had $575.0 million of non-recourse funding obligations outstanding as of December 31, 2009. These non-recourse funding obligations mature in 2052. We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations.

        These non-recourse funding obligations are direct financial obligations of Golden Gate and Golden Gate II, respectively, and are not guaranteed by us or PLICO. These non-recourse obligations are represented by surplus notes that were issued to fund a portion of the statutory reserves required by Regulation XXX. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate and Golden Gate II, the direct issuers of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate and Golden Gate II obligating us to make capital contributions to Golden Gate and Golden Gate II or provide support related to certain of Golden Gate's and Golden Gate II's expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate and Golden Gate II.

        Our total debt (consisting of long-term debt and subordinated debt securities) increased $930.0 million during the year ended December 31, 2009, compared to an increase of $155.0 million during the year ended December 31, 2008. Debt issuances of $930.0 million and $155.0 million in 2009 and 2008, respectively, are detailed below:

Description	Amount	Interest Rate
	(Dollars In Thousands)
2009
Revolving line of credit	$130,000	LIBOR + .40%
Senior Notes, due 2019	400,000	7.375%
Senior Notes, due 2024, callable 2014	100,000	8.00%
Senior Notes, due 2039	300,000	8.45%
2008
Revolving line of credit	$155,000	LIBOR + .30%

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

        A life insurance company's statutory capital is computed according to rules prescribed by NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state's regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to us from our insurance subsidiaries in 2010 is estimated to be $704.8 million.

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

        We significantly improved our statutory capital position in 2009. We issued 15.5 million shares of common stock through a public offering. This offering generated approximately $132.8 million of net proceeds to the Company. In addition, we recorded a pre-tax gain, net of deferred issue costs, of approximately $126.3 million, related to the issuance of $800 million aggregate senior notes and the concurrent re-purchase of $800 million in non-recourse funding obligations held by third parties, at a discount.

        A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to the RBC. Under RBC requirements, regulatory compliance is determined by the ratio of a company's total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2009, our total adjusted capital and company action level RBC was $2.8 billion and $653 million, respectively, providing an RBC ratio of approximately 429%.

        Our statutory surplus is also impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. As a result of this mismatch, our statutory surplus was positively impacted by approximately $360 million on a pre-tax basis, for the year ended December 31, 2009, compared to a negative impact of approximately $250 million on a pre-tax basis, for the year ended December 31, 2008.

        We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2009, we ceded premiums to third-party reinsurers amounting to $1.5 billion. In addition, we had receivables from reinsurers amounting to $5.3 billion as of December 31, 2009. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

        During 2008, Scottish Re US ("SRUS") received a statutory accounting permitted practice from the Delaware Department of Insurance ("the Department") that in light of decreases in the fair value of the securities in SRUS's qualifying reserve credit trust accounts on business ceded to certain securitization companies, relieved SRUS of the need to receive additional capital contributions. On January 5, 2009, the Department issued an order of supervision (the "Order of Supervision") against SRUS, in accordance with

18 Del. C. §5942, which, among other things, requires the Department's consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department. On April 3, 2009, the Department issued an Extended and Amended Order of Supervision against SRUS, which, among other things, clarified that payments made by SRUS to its ceding insurers in satisfaction of claims or other obligations are not subject to the Department's approval, but that any amendments to its reinsurance agreements must be disclosed to and approved by the Department. SRUS continues to promptly pay claims and satisfy its other obligations to our insurance subsidiaries. We cannot predict what changes in the status of SRUS's financial condition may have on our ability to take reserve credit for the business ceded to SRUS. If we were unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on both our GAAP and statutory financial condition and results of operations. As of December 31, 2009, we had approximately $184.4 million of GAAP recoverables from SRUS, and $497.2 million of ceded statutory reserves related to SRUS.

  Ratings

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer's products, its ability to market its products, and its competitive position. Rating organizations also publish credit ratings for the issuers of debt securities, which include our debt securities. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer's overall ability to access certain types of liquidity. Ratings are not recommendations to buy our securities. The following table summarizes the ratings of our significant member companies' from the major independent rating organizations as of December 31, 2009:

Ratings	A.M. Best	Fitch	Standard & Poor's	Moody's
Insurance companies financial strength ratings:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—
Other ratings:
Issuer Credit/Default Rating—Protective Life Corporation	a-	BBB+	A-	—
Senior Debt Rating—Protective Life Corporation	—	BBB	—	Baa2
Issuer Credit/Default Rating—Protective Life Ins. Co.	aa-	—	AA-	—

        On February 11, 2009 A.M. Best Co. ("A.M. Best") affirmed the financial strength ratings of the Company's primary life/health subsidiaries at A+, and announced a one-step downgrade of the debt ratings of the Company to a- from a, and a one-step downgrade of the issuer credit ratings ("ICR") to aa- from aa of the Company's primary life/health subsidiaries. A.M. Best stated that the outlook for all ratings has been revised to negative from stable. On February 12, 2009, Moody's downgraded the senior debt rating of the Company to Baa2 from Baa1. The Insurer Financial Strength ("IFS") ratings of the Company's life insurance subsidiaries, including PLICO, were downgraded to A2 from A1. The outlook for the ratings has been changed to negative. On February 26, 2009, Standard & Poor's lowered both the IFS ratings and the ICR of the Company's life insurance subsidiaries, including PLICO, to AA- from AA. In addition, Standard & Poor's downgraded the ICR for the Company to A- from A. The outlook for the ratings was affirmed as stable.

        On September 16, 2009, Fitch announced a one-step downgrade of the IFS ratings of the Company's life insurance subsidiaries, including PLICO, to A from A+, a one-step downgrade of the Company's issuer default rating to BBB+ from A- and a one-step downgrade of the Company's senior debt rating from BBB+ to BBB. Fitch stated that the ratings outlook is negative.

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

        As of December 31, 2009, we had policy liabilities and accruals of approximately $18.5 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.73%.

Contractual Obligations

        The table below sets forth future maturities of debt, non-recourse funding obligations, subordinated debt securities, stable value products, notes payable, operating lease obligations, other property lease obligations, mortgage loan commitments, and policyholder obligations.

        We enter into various obligations to third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations. The most significant factor affecting our future cash flows is our ability to earn and collect cash from our customers. Future cash outflows, whether they are contractual obligations or not, will also vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates, market performance, or surrender provisions. Many of our obligations are linked to cash-generating contracts. In addition, our operations involve significant expenditures that are not based upon commitments. These include expenditures for income taxes and payroll.

        As of December 31, 2009, we carried a $30.9 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Long-term debt(1)	$2,959,858	$92,802	$194,415	$848,304	$1,824,337
Non-recourse funding obligations(2)	924,646	8,163	16,326	16,326	883,831
Subordinated debt securities(3)	1,865,303	37,147	74,294	74,294	1,679,568
Stable value products(4)	4,086,106	1,133,989	1,689,885	619,406	642,826
Operating leases(5)	34,365	7,183	11,653	9,523	6,006
Home office lease(6)	77,778	693	1,390	75,695	—
Mortgage loan commitments	175,200	175,200	—	—	—
Policyholder obligations(7)	23,598,481	2,309,645	3,282,358	2,973,431	15,033,047

Total(8)	$33,721,737	$3,764,822	$5,270,321	$4,616,979	$20,069,615

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        On January 1, 2008, we adopted FASB guidance on fair value measurements and disclosures. This guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term "fair value" in this document is defined in accordance with GAAP. The cumulative effect of adopting this standard resulted in an increase to January 1, 2008 retained earnings of $1.5 million and a decrease in income before income taxes of $0.4 million for the three months ended September 30, 2008. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 20, Fair Value of Financial Instruments.

        Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively-traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market's perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer's financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2009, $1.8 billion of available-for-sale and trading account assets were classified as Level 3 fair value assets.

        The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2009, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $16.5 million and $105.8 million, respectively.

        The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of December 31, 2009, the Level 3 fair value of these liabilities was $149.9 million.

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

        During 2008, we changed certain assumptions used in our methodology for determining the fair value for retained beneficial interests in CMBS holdings related to our sponsored commercial mortgage loan securitizations. Previously, we used external broker valuations to determine the fair value of these positions. These valuations were based on the cash flows of the commercial mortgages underlying the notes, as well as observable market spread assumptions for investments with similar coupons and/or characteristics based on the fair value hierarchy criteria, and non-observable assumptions and factors utilizing general market information available as of the valuation date. As of December 31, 2009, we still believe that little or no secondary market existed for CMBS holdings similar to those in our portfolio, and additionally, certain of the tranches within our holdings fell below the collapse provision levels in the underlying security agreements. Therefore, the relevant observable inputs from CMBS sales activity could not be obtained for what we considered a supportable or appropriate calculation of fair value based on our previous methodology.

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

        Of our $1.8 billion of assets classified as Level 3 assets, $1.6 billion were asset-backed securities. Of this amount, $705.0 million were student loan related asset-backed securities, $36.5 million were non-student loan related asset-backed securities, $844.5 million were commercial mortgage-backed securitizations, and $7.3 million were other mortgage-backed securities. The years of issuance of the asset-backed securities are as follows:

Year of Issuance	Amount
(In Millions)
1997	$105
2002	286
2003	192
2004	121
2005	14
2006	40
2007	835

Total	$1,593

        The asset-backed securities were rated as follows: $1,470.7 million were AAA rated, $25.7 million were AA rated, $60.2 million were A rated, $2.5 million were BBB rated, and $34.2 million were below investment grade. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

        We are exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements, and acceptable risk levels under expected and stressed scenarios. Derivative counterparty credit risk is measured as the amount owed to us based upon current market conditions and potential payment obligations between us and our counterparties. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties (A-rated or higher at the time we enter into the contract) and we typically maintain collateral support agreements with those counterparties.

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

        We have sold credit default protection on liquid traded indices to enhance the return on our investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments. Outstanding credit default swaps related to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require us to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that we could be required to make under the credit derivatives is $25.0 million. As of December 31, 2009, the fair value of the credit derivatives was a liability of $2.2 million.

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

        The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate one percentage point increase in interest rates from levels prevailing as of December 31, 2009, and the percent change in market value that the following estimated market values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2009
Fixed maturities	$21,654.7	(5.2)%
Mortgage loans	3,938.2	(4.7)
2008
Fixed maturities	$19,120.1	(4.9)%
Mortgage loans	4,347.7	(4.9)

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

        As of December 31, 2009 and 2008, we had outstanding mortgage loan commitments of $175.2 million at an average rate of 6.34%, and $525.2 million at an average rate of 6.43%, respectively, with estimated fair values of $186.3 million and $623.7 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate one percentage point increase in interest rate levels prevailing as of December 31, 2009, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2009	$179.1	(3.9)%
2008	597.0	(4.3)

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

        As of December 31, 2009, total derivative contracts with a notional amount of $4.9 billion were in a $111.5 million net loss position. As of December 31, 2008, derivative contracts with a notional amount of $1.6 billion were in a $125.1 million net loss position. We recognized losses of $178.0 million, and gains of $116.7 million, and $8.5 million related to derivative financial instruments for the years ended December 31, 2009, 2008, and 2007, respectively.

        The following table sets forth the December 31, 2009 and 2008, notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 1% Change in Interest Rates
	Notional Amount	Fair Value as of December 31,
			+1%	-1%
	(Dollars In Millions)
2009
Floating to fixed Swaps	$703.5	$(21.9)	$5.3	$(52.3)

Total	$703.5	$(21.9)	$5.3	$(52.3)

2008
Futures	$150.0	$(3.2)	$8.3	$(15.1)
Fixed to floating Swaps	310.0	2.3	(0.1)	2.3
Floating to fixed Swaps	958.5	(101.1)	(62.1)	(144.6)

Total	$1,418.5	$(102.0)	$(53.9)	$(157.4)

        The following table sets forth the December 31, 2009 and 2008, notional amount and fair value of our credit default swaps and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in investment grade and high yield credit spreads from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 1% Change in Credit Spreads
	Notional Amount	Fair Value as of December 31,
			+1%	-1%
	(Dollars In Millions)
2009
Credit default swaps	$25.0	$(2.2)	$(2.4)	$(1.9)

2008
Credit default swaps	$65.0	$(19.4)	$(20.0)	$(18.8)

        Estimated gains and losses were derived using pricing models specific to derivative financial instruments. While these estimated gains and losses provide an indication of how sensitive our derivative financial instruments are to changes in interest rates and credit spreads, they do not represent management's view of future market changes, and actual market results may differ from these estimates.

        Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $3.3 billion of our stable value contracts have no early termination rights.

        As of December 31, 2009, we had $3.6 billion of stable value product account balances with an estimated fair value of $3.8 billion (using discounted cash flows), and $9.9 billion of annuity account balances with an estimated fair value of $9.7 billion (using discounted cash flows). As of December 31, 2008, we had $5.0 billion of stable value product account balances with an estimated fair value of $5.1 billion (using discounted cash flows), and $9.4 billion of annuity account balances with an estimated fair value of $9.0 billion (using discounted cash flows).

        The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate one percentage point decrease in interest rates from levels prevailing as of December 31, 2009, and the percent change in fair value that the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2009
Stable value product account balances	$3,844.9	2.3%
Annuity account balances	9,751.3	1.0
2008
Stable value product account balances	$5,211.5	2.1%
Annuity account balances	9,058.7	0.9

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

        Certain of our liabilities relate to products whose profitability could be significantly affected by changes in interest rates. In addition to traditional whole life and term insurance, many universal life policies with secondary guarantees that insurance coverage will remain in force (subject to the payment of specified premiums) have such characteristics. These products do not allow us to adjust policyholder premiums after a policy is issued, and most of these products do not have significant account values upon which we credit interest. If interest rates fall, these products could have both decreased interest earnings and increased amortization of deferred acquisition costs, and the converse could occur if interest rates rise.

        As of December 31, 2009, we held retained beneficial interests of the commercial mortgage loan securitization completed during 2007 with a fair value of $738.3 million. See Note 10, Commercial Mortgage Securitizations, for more information on this commercial mortgage loan securitization we completed during 2007. The sensitivity of the fair value to adverse changes of 10% and 20% in the discount rate is as follows:

	Increase in Discount Rate
	10%	20%
	(Dollars In Thousands)
Fair Value Change	$(18,593)	$(49,734)

        As of December 31, 2009, we held retained beneficial interests of the commercial mortgage loan securitizations completed during 1996 and 1999 with a fair value of $106.2 million. The sensitivity of the fair value to adverse changes of 10% and 20% in the discount rate is as follows:

	Increase in Discount Rate
	10%	20%
	(Dollars In Thousands)
Fair Value Change	$(3,064)	$(5,107)

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

RECENT DEVELOPMENTS

        In 2009, the NAIC approved regulatory changes that could potentially impact the Company's insurance subsidiaries and their competitors. The NAIC approved an initiative to create a new modeling and assessment process for non-agency residential mortgage-backed securities for calendar year 2009 only. The NAIC approved changes to the measurements used to determine the amount of deferred tax assets ("DTAs") an insurance company may claim as admitted assets on its statutory financial statements. These changes are predicted to have the effect of increasing the amount of DTAs an insurance company may claim as an admitted asset for purposes of insurance company statutory financial statements filed for calendar years 2009 and 2010. The NAIC adopted a modification to the Mortgage Experience Adjustment Factor for calendar year 2009 that will reduce the factor's volatility. A consensus long-term approach for 2010 is being developed by the NAIC. The NAIC adopted modifications to the model regulation permitting the recognition of the preferred mortality table and amendments to the model regulation regarding the valuation of life insurance policies. In some states, changes to state regulation will be required to implement these NAIC amendments to model regulations.

        The NAIC adopted a revised version of its Model Standard Valuation Law (the "SVL") that would implement a new principles-based reserving method to life insurance and annuity reserves. The SVL will need to be enacted by state legislatures and a reserving valuation manual will need to be completed before principles-based reserving will be in effect. We cannot provide any assurance as to what impact the adopting of principles-based reserving, if it occurs, will have on our reserve requirements.

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

        For supplemental quarterly financial information, please see Note 23, Consolidated Quarterly Results—Unaudited of the Notes to Consolidated Financial Statements included herein.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$2,689,699	$2,692,553	$2,727,023
Reinsurance ceded	(1,527,053)	(1,582,810)	(1,600,684)

Net of reinsurance ceded	1,162,646	1,109,743	1,126,339
Net investment income	1,665,036	1,675,164	1,675,934
Realized investment (losses) gains:
Derivative financial instruments	(177,953)	116,657	8,469
All other investments	300,194	(272,694)	8,650
Other-than-temporary impairment losses	(227,770)	(311,798)	(48)
Portion of loss recognized in other comprehensive income (before taxes)	47,725	—	—

Net impairment losses recognized in earnings	(180,045)	(311,798)	(48)
Other income	298,148	188,492	232,357

Total revenues	3,068,026	2,505,564	3,051,701

Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded:
(2009—$1,419,702; 2008—$1,483,010; 2007—$1,531,556)	1,977,979	1,976,541	1,893,707
Amortization of deferred policy acquisition costs and value of business acquired	345,569	233,742	300,270
Other operating expenses, net of reinsurance ceded:
(2009—$209,937; 2008—$217,335; 2007—$272,305)	327,700	370,412	421,636

Total benefits and expenses	2,651,248	2,580,695	2,615,613

Income (loss) before income tax	416,778	(75,131)	436,088

Income tax (benefit) expense
Current	(49,727)	7,566	(52,337)
Deferred	195,017	(40,842)	198,859

Total income tax (benefit) expense	145,290	(33,276)	146,522

Net income (loss)	$271,488	$(41,855)	$289,566

Net income (loss) per share—basic	$3.37	$(0.59)	$4.07
Net income (loss) per share—diluted	$3.34	$(0.59)	$4.05
Cash dividends paid per share	$0.480	$0.815	$0.890
Average shares outstanding—basic	80,488,694	71,108,961	71,061,152

Average shares outstanding—diluted	81,249,265	71,108,961	71,478,021

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at fair market value (amortized cost: 2009—$23,228,317; 2008—$23,091,708)	$22,830,427	$20,098,980
Equity securities, at fair market value (cost: 2009—$280,615; 2008—$358,159)	275,497	302,132
Mortgage loans	3,877,087	3,848,288
Investment real estate, net of accumulated depreciation (2009—$803; 2008—$453)	25,188	14,810
Policy loans	794,276	810,933
Other long-term investments	204,754	432,137
Short-term investments	1,049,609	1,059,506

Total investments	29,056,838	26,566,786
Cash	205,325	149,358
Accrued investment income	285,350	287,543
Accounts and premiums receivable, net of allowance for uncollectible amounts (2009—$5,170; 2008—$5,177)	56,216	55,017
Reinsurance receivables	5,333,401	5,254,788
Deferred policy acquisition costs and value of business acquired	3,663,350	4,200,321
Goodwill	117,856	120,954
Property and equipment, net of accumulated depreciation (2009—$123,709; 2008—$117,948)	37,037	39,707
Other assets	176,303	174,035
Income tax receivable	115,447	73,457
Deferred income tax	—	380,069
Assets related to separate accounts
Variable annuity	2,948,457	2,027,470
Variable universal life	316,007	242,944

Total Assets	$42,311,587	$39,572,449

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

	As of December 31,
	2009	2008
	(Dollars In Thousands)
Liabilities
Policy liabilities and accruals
Future policy benefits and claims	$17,327,279	$17,008,524
Unearned premiums	1,220,988	1,251,855

Total policy liabilities and accruals	18,548,267	18,260,379
Stable value product account balances	3,581,150	4,960,405
Annuity account balances	9,911,040	9,357,427
Other policyholders' funds	515,078	421,313
Other liabilities	715,110	926,821
Deferred income taxes	553,062	—
Non-recourse funding obligations	575,000	1,375,000
Long-term debt	1,644,852	714,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	2,948,457	2,027,470
Variable universal life	316,007	242,944

Total liabilities	39,832,766	38,811,354

Commitments and contingencies—Note 11
Shareowners' equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2009 and 2008—160,000,000 shares issued: 2009—88,776,960; 2008—73,251,960	44,388	36,626
Additional paid-in-capital	576,887	448,481
Treasury stock, at cost (2009—3,196,157 shares; 2008—3,346,153 shares)	(25,929)	(26,978)
Unallocated stock in Employee Stock Ownership Plan (2009—0 shares; 2008—128,995 shares)	—	(474)
Retained earnings	2,204,644	1,970,496
Accumulated other comprehensive income (loss):
Net unrealized losses on investments, net of income tax: (2009—$(121,737); 2008—$(863,520))	(225,648)	(1,575,028)
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2009—$(16,704); 2008—$0)	(31,021)	—
Accumulated loss—hedging, net of income tax: (2009—$(10,182); 2008—$(25,980))	(18,327)	(46,762)
Postretirement benefits liability adjustment, net of income tax: (2009—$(24,862); 2008—$(24,374))	(46,173)	(45,266)

Total shareowners' equity	2,478,821	761,095

Total liabilities and shareowners' equity	$42,311,587	$39,572,449

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Stock Held In Trust	Unallocated Stock in ESOP	Retained Earnings	Net Unrealized Gains/ (Losses) on Investments	Accumulated Gain/ (Loss) Hedging	Minimum Pension Liability Adjustments	Total Share Owners' Equity
	(Dollars In Thousands)
Balance, December 31, 2006	$36,626	$438,485	$(11,796)	$—	$(1,231)	$1,838,560	$41,405	$(5,954)	$(23,020)	$2,313,075
Net income for 2007						289,566				289,566
Change in net unrealized gains/losses on investments (net of income tax—$(46,131))							(82,874)			(82,874)
Reclassification adjustment for amounts included in net income (net of income tax—$(2,154))							(3,870)			(3,870)
Change in accumulated gain (loss) hedging (net of income tax—$(2,650))								(4,778)		(4,778)
Reclassification adjustment for hedging amounts included in net income (net of income tax—$(828))								(1,490)		(1,490)
Change in minimum pension liability adjustment (net of income tax—$(28))									52	52

Comprehensive income for 2006										196,606

Cash dividends ($0.89 per share)						(62,380)				(62,380)
Cumulative effect adjustments						2,145				2,145
Stock-based compensation		5,553	596							6,149
Reissuance of treasury stock to ESOP		727	60		(787)					—
Allocation of stock to employee accounts					1,166					1,166

Balance, December 31, 2007	$36,626	$444,765	$(11,140)	$—	$(852)	$2,067,891	$(45,339)	$(12,222)	$(22,968)	$2,456,761
Net loss for 2008						(41,855)				(41,855)
Change in net unrealized gains/losses on investments (net of income tax—$(941,799))							(1,721,366)			(1,721,366)
Reclassification adjustment for investment amounts included in net income (net of income tax—$104,955)							191,677			191,677
Change in accumulated gain (loss) hedging (net of income tax—$(20,085))								(36,135)		(36,135)
Reclassification adjustment for hedging amounts included in net income (net of income tax—$877)								1,595		1,595
Change in minimum pension liability adjustment (net of income tax—$(12,007))									(22,298)	(22,298)

Comprehensive loss for 2008										(1,628,382)

Cash dividends ($0.815 per share)						(57,010)				(57,010)
Cumulative effect adjustments						1,470				1,470
Share repurchase			(17,143)							(17,143)
Stock-based compensation		2,189	957							3,146
Reissuance of treasury stock to ESOP		1,527	348		(1,874)					1
Allocation of stock to employee accounts					2,252					2,252

Balance, December 31, 2008	$36,626	$448,481	$(26,978)	$—	$(474)	$1,970,496	$(1,575,028)	$(46,762)	$(45,266)	$761,095

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

(continued)

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Unallocated Stock in ESOP	Retained Earnings	Net Unrealized Gains/(Losses) on Investments	Accumulated Gain/(Loss) Hedging	Minimum Pension Liability Adjustments	Total Share owners' Equity
	(Dollars In Thousands)
Net income for 2009					271,488				271,488
Change in net unrealized gains/losses on investments (net of income tax—$(685,273))						1,245,817			1,245,817
Reclassification adjustment for investment amounts included in net income (net of income tax—$(56,510))						103,563			103,563
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(16,704))						(31,021)			(31,021)
Change in accumulated gain (loss) hedging (net of income tax—$(15,502))							27,904		27,904
Reclassification adjustment for hedging amounts included in net income (net of income tax—$(295))							531		531
Change in minimum pension liability adjustment (net of income tax—$(489))								(907)	(907)

Comprehensive income for 2009									1,617,375

Cash dividends ($0.48 per share)					(37,340)				(37,340)
Cumulative effect adjustments					—				—
Equity offering/Capital paid in	7,762	125,888	—						133,650
Stock-based compensation		2,518	1,049						3,567
Allocation of stock to employee accounts				474					474

Balance, December 31, 2009	$44,388	$576,887	$(25,929)	$—	$2,204,644	$(256,669)	$(18,327)	$(46,173)	$2,478,821

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Cash flows from operating activities
Net income (loss)	$271,488	$(41,855)	$289,566
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains)	57,804	467,835	(17,071)
Amortization of deferred policy acquisition costs and value of business acquired	345,569	233,742	300,270
Capitalization of deferred policy acquisition costs	(408,001)	(403,364)	(452,434)
Depreciation expense	8,040	10,511	10,980
Deferred income tax	66,651	54,814	173,709
Accrued income tax	(43,015)	91,517	(31,715)
Interest credited to universal life and investment products	993,245	1,043,676	1,010,944
Policy fees assessed on universal life and investment products	(586,842)	(575,128)	(570,420)
Change in reinsurance receivables	(78,613)	(165,688)	(470,978)
Change in accrued investment income and other receivables	994	37,057	99,359
Change in policy liabilities and other policyholders' funds of traditional life and health products	234,773	361,825	418,083
Trading securities:
Maturities and principal reductions of investments	562,758	460,185	407,971
Sale of investments	908,466	1,790,869	1,842,115
Cost of investments acquired	(856,223)	(1,852,868)	(2,315,951)
Other net change in trading securities	(144,838)	(17,646)	236,893
Change in other liabilities	(98,189)	(68,301)	(26,908)
Other income—surplus note repurchase	(132,262)	—	—
Other, net	88,608	(183,561)	(43,198)

Net cash provided by operating activities	1,190,413	1,243,620	861,215

Cash flows from investing activities
Investments available-for-sale:
Maturities and principal reductions of investments	2,394,650	1,878,832	1,378,040
Sale of investments	1,684,820	2,886,728	2,283,659
Cost of investments acquired	(4,513,862)	(5,708,018)	(4,693,821)
Mortgage loans:
New borrowings	(304,417)	(901,424)	(909,384)
Repayments	263,625	328,476	484,513
Change in investment real estate, net	(3,069)	506	37,348
Change in policy loans, net	16,657	7,347	21,222
Change in other long-term investments, net	(39,994)	(30,764)	(28,165)
Change in short-term investments, net	119,707	(28,562)	(119,911)
Purchase of property and equipment	(8,243)	(5,552)	(14,098)
Sales of property and equipment	—	787	4,094

Net cash used in investing activities	(390,126)	(1,571,644)	(1,556,503)

Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	1,052,000	155,000	248,500
Principal payments on line of credit arrangement and long-term debt	(122,000)	—	(167,780)
Net proceeds from securities sold under repurchase agreements	—	—	(16,949)
Payments on liabilities related to variable interest entities	—	(400,000)	(20,395)
Issuance (repayment) of non-recourse funding obligations	(667,738)	—	950,000
Dividends to shareowners	(37,339)	(57,010)	(62,381)
Issuance of subordinated debt securities	—	—	—
Issuance of common stock	132,575	—	—
Investments product deposits and change in universal life deposits	2,590,081	5,287,343	3,429,793
Investment product withdrawals	(3,675,247)	(4,588,354)	(3,555,442)
Excess tax benefits on stock based compensation	—	—	1,712
Other financing activities, net	(16,652)	(65,749)	(35,134)

Net cash (used in) provided by financing activities	(744,320)	331,230	771,924

Change in cash	55,967	3,206	76,636
Cash at beginning of period	149,358	146,152	69,516

Cash at end of period	$205,325	$149,358	$146,152

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

        Protective Life Corporation is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate division devoted to the acquisition of insurance policies from other companies. Founded in 1907, Protective Life Insurance Company ("PLICO") is the Company's largest operating subsidiary.

        These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 19, Statutory Reporting Practices and Other Regulatory Matters).

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

Entities Included

        The consolidated financial statements include the accounts of Protective Life Corporation and its affiliate companies in which we hold a majority voting or economic interest. Intercompany balances and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and amortization periods, goodwill recoverability, value of business acquired ("VOBA"), investment fair values and other-than-temporary impairments, future policy benefits, pension and other postretirement benefits, provision for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments, and reserves for losses in connection with unresolved legal matters.

Significant Accounting Policies

  Valuation of investment securities

        The fair value for fixed maturity, short term, and equity securities, is determined by management after considering and evaluating one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a "waterfall" approach whereby publicly available prices are first sought from third party pricing services, any remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and rates of prepayments. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities ("ABS"), collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures ("CUSIP") level. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.

        Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company's intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security's amortized cast, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, along with an analysis regarding the Company's expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows. Once a determination has been made that a specific other-than-temporary impairment exists, the security's basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security's amortized cost are written down to discounted expected future cash flows ("post impairment cost") and credit losses are recorded in earnings. The difference between the securities' discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities, the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

        For the year ended December 31, 2009, the Company recorded other-than-temporary impairments of investments of $180.1 million due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $47.7 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded. Other-than-temporary impairments of $311.8 million were recognized for the year ended December 31, 2008. For more information on impairments, refer to Note 4, Investment Operations.

  Cash

        Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company's cash management system, checks issued but not presented to banks for payment may create negative book cash balances. Such negative balances are included in other liabilities and were $4.3 million and $21.3 million as of December 31, 2009 and 2008, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

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

        Based on the Accounting Standards Codification ("ASC" or "Codification") Financial Services-Insurance Topic, the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.5% to 12.0%) the Company expects to experience in future periods. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, using guidance from ASC Investments-Debt and Equity Securities Topic, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

  Value of Businesses Acquired

        In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits from the acquired insurance policies or investment contracts. This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. The Company amortizes VOBA in proportion to gross premiums for traditional life products and in proportion to expected gross profits ("EGPs") for interest sensitive products, including accrued interest credited to account balances of up to approximately 7.75%.

  Property and Equipment

        The Company reports land, buildings, improvements, and equipment at cost, including interest capitalized during any acquisition or development period, less accumulated depreciation. The Company depreciates its assets using the straight-line method over the estimated useful lives of the assets. The Company's home office building is depreciated over a thirty-nine year useful life, furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and software and computers are depreciated over a three year useful life. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

        Property and equipment consisted of the following:

	As of December 31,
	2009	2008
	(Dollars In Thousands)
Home office building	$56,721	$56,278
Data processing equipment	52,351	49,368
Other, principally furniture and equipment	51,674	52,009

	160,746	157,655
Accumulated depreciation	(123,709)	(117,948)

	$37,037	$39,707

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

  Stable Value Product Account Balances

        The Company sells guaranteed funding agreements ("GFAs") to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. During 2003, the Company registered a funding agreement-backed notes program with the United States Securities and Exchange Commission (the "SEC"). Through this program, the Company was able to offer notes to both institutional and retail investors. As a result of the strong sales of these notes since their introduction in 2003, the amount available under this program was increased by $4 billion in 2005 through a second registration. In February of 2009, the Company updated the second registration in accordance with applicable SEC rules and such updated registration provides for the sale of the unsold portion of notes previously registered under the program. The segment's funding agreement-backed notes complement the Company's overall asset/liability management in that the terms of the funding agreements may be tailored to the needs of PLICO as the seller of the funding agreements, as opposed to solely meeting the needs of the buyer.

        In addition, the Company markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. GICs are contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2009 and 2008, the Company had $2.5 billion and $3.1 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to ten years. As of December 31, 2009, future maturities of stable value products, excluding interest, were $1.1 billion in 2010, $1.5 billion in 2011-2012, $0.5 billion in 2013-2014, and $0.5 billion after 2014.

  Derivative Financial Instruments

        The Company records its derivative instruments on the balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP which requires that all derivative instruments be recognized in the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffective in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in "realized investment gains (losses)—derivative financial instruments". For additional information, see Note 21, Derivative Financial Instruments.

  Insurance liabilities and reserves

        Establishing an adequate liability for the Company's obligations to policyholders requires the use of certain assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on the Company's historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for the Company's property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. The Company's results depend significantly upon the extent to which its actual claims experience is consistent with the assumptions the Company used in determining its reserves and pricing its products. The Company's reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that it will pay for actual claims or the timing of those payments.

  Guaranteed minimum withdrawal benefits

        The Company also establishes liabilities for guaranteed minimum withdrawal benefits ("GMWB") on its variable annuity products. GAAP requires the GMWB liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, the Company's nonperformance risk measure, and market volatility. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In the first quarter of 2009, the assumption for long term volatility used for projection purposes was updated to reflect recent market conditions. During 2009, the liability calculation was also changed to reflect a rate increase for certain GMWB policyholders. As of December 31, 2009, our net GMWB liability held was $13.8 million.

  Goodwill

        Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. We evaluate the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare our estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. We utilize a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. Our material goodwill balances are attributable to our operating segments (which are considered to be reporting units). The cash flows used to determine the fair value of our reporting units are dependent on a number of significant assumptions. Our estimates are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on our judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2009 and 2008, we evaluated our goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2009, we had goodwill of $117.9 million.

        The Company considers its market capitalization in assessing the reasonableness of the fair values estimated for our reporting units in connection with our goodwill impairment testing. In considering our December 31, 2009 common equity price, which was lower than our book value per share as of December 31, 2009, we noted there are several reasons that would result in our market capitalization being lower than the fair value of our reporting units that are tested for goodwill impairment. Such factors that would not be reflected in the valuation of our reporting units with goodwill include, but are not limited to: potential equity dilution, negative market sentiment, low valuation methodologies, and increased risk premium for holding investments in mortgage-backed securities and commercial mortgage loans. Deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units. As previously noted, the fair value of the Company's operating segments support the goodwill balance as of December 31, 2009, and the decline in market capitalization below book value during 2009 is not reflective or indicative of a decline in the prescribed and inherent fair values of the Company's operating segments (reporting units) where the material goodwill balances are attributable. As a result, in the Company's view, the decline in market capitalization during 2009 does not invalidate the Company's fair value assessment related to the recoverability of goodwill in its reporting units, and did not result in a triggering or impairment event.

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

Policyholder Liabilities, Revenues, and Benefits Expense

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

        Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2009, range from approximately 5.0% to 7.0%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

        Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	As of December 31,
	2009	2008	2007
	(Dollars In Thousands)
Balance beginning of year	$218,571	$237,669	$167,757
Less: reinsurance	111,451	113,011	59,654

Net balance beginning of year	107,120	124,658	108,103

Incurred related to:
Current year	471,632	381,146	447,752
Prior year	36,228	50,123	(13,619)

Total incurred	507,860	431,269	434,133

Paid related to:
Current year	411,898	396,438	360,308
Prior year	52,165	52,289	57,270

Total paid	464,063	448,727	417,578

Other changes:
Acquisition and reserve transfers	—	(80)	—

Net balance end of year	150,917	107,120	124,658
Add: reinsurance	148,680	111,451	113,011

Balance end of year	$299,597	$218,571	$237,669

  Universal Life and Investment Products

        Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 3.0% to 12.6% and investment products ranged from 3.0% to 7.25% in 2009.

        The Company's accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

        The Company establishes liabilities for guaranteed minimum death benefits ("GMDB") on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase the Company's GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2009, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2009, the GMDB liability balance equals zero.

        The Company also establishes liabilities for GMWB on its variable annuity products. The methods used to estimate the liabilities employ assumptions, about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2009, the GMWB liability balance was $13.8 million.

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

Reinsurance

        The Company uses reinsurance extensively in certain of its segments. The following summarizes some of the key aspects of the Company's accounting policies for reinsurance.

        Reinsurance Accounting Methodology—The Company accounts for reinsurance under the ASC Financial Services-Insurance Topic.

        The Company's traditional life insurance products are subject to requirements under the ASC Financial Services-Insurance Topic and the recognition of the impact of reinsurance costs on the Company's financial statements is in line with the requirements of that standard. Ceded premiums are treated as an offset to direct premium and policy fee revenue and are recognized when due to the assuming company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable financial reporting period. Expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the "ultimate" or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances is treated as an offset to direct amortization of DAC or VOBA. Amortization of deferred expense allowances is calculated as a level percentage of expected premiums in all durations given expected future lapses and mortality and accretion due to interest.

        The Company's short duration insurance contracts (primarily issued through the Asset Protection segment) are also subject to requirements under the ASC Financial Services-Insurance Topic and the recognition of the impact of reinsurance costs on the Company's financial statements are in line with the requirements of that standard. Reinsurance allowances include such acquisition costs as commissions and premium taxes. A ceding fee is also collected to cover other administrative costs and profits for the Company. Reinsurance allowances received are capitalized and charged to expense in proportion to premiums earned. Ceded unamortized acquisition costs are netted with direct unamortized acquisition costs in the balance sheet.

        The Company's universal life ("UL"), variable universal life, bank-owned life insurance ("BOLI"), and annuity products are subject to requirements under the ASC Financial Services-Insurance Topic and the recognition of the impact of reinsurance costs on the Company's financial statements are in line with the requirements of that standard. Ceded premiums and policy fees reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period. Commission and expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the "ultimate" or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances are amortized based on future expected gross profits. Assumptions regarding mortality, lapses, and interest rates are continuously reviewed and may be periodically changed. These changes will result in "unlocking" that changes the balance in the ceded deferred acquisition cost and can affect the amortization of DAC and VOBA. Ceded unearned revenue liabilities are also amortized based on expected gross profits. Assumptions are based on the best current estimate of expected mortality, lapses and interest spread.

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

        The Company recognizes allowances according to the prescribed schedules in the reinsurance contracts, which may or may not bear a relationship to actual expenses incurred by the Company. A portion of these allowances is deferred while the non-deferrable allowances are recognized immediately as a reduction of other operating expenses. The Company's practice is to defer reinsurance allowances in excess of the ultimate allowance. This practice is consistent with the Company's practice of capitalizing direct expenses. While the recognition of reinsurance allowances is consistent with GAAP, in some cases non-deferred reinsurance allowances may exceed non-deferred direct costs, which may cause net other operating expenses to be negative.

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

        Amortization of Reinsurance Allowances—Reinsurance allowances do not affect the methodology used to amortize DAC and VOBA, or the period over which such DAC and VOBA are amortized. Reinsurance allowances offset the direct expenses capitalized, reducing the net amount that is capitalized. The amortization pattern varies with changes in estimated gross profits arising from the allowances. DAC and VOBA on traditional life policies are amortized based on the pattern of estimated gross premiums of the policies in force. Reinsurance allowances do not affect the gross premiums, so therefore they do not impact traditional life amortization patterns. DAC and VOBA on universal life products are amortized based on the pattern of estimated gross profits of the policies in force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore do impact amortization patterns.

        Reinsurance Liabilities—Claim liabilities and policy benefits are calculated consistently for all policies in accordance with GAAP, regardless of whether or not the policy is reinsured. Once the claim liabilities and policy benefits for the underlying policies are estimated, the amounts recoverable from the reinsurers are estimated based on a number of factors including the terms of the reinsurance contracts, historical payment patterns of reinsurance partners, and the financial strength and credit worthiness of reinsurance partners. Liabilities for unpaid reinsurance claims are produced from claims and reinsurance system records, which contain the relevant terms of the individual reinsurance contracts. The Company monitors claims due from reinsurers to ensure that balances are settled on a timely basis. Incurred but not reported claims are reviewed by the Company's actuarial staff to ensure that appropriate amounts are ceded.

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

Subsequent Events

        The Company has evaluated the effects of events subsequent to December 31, 2009, and through February 26, 2010, the date we filed our consolidated financial statements with the SEC. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Accounting Pronouncements Recently Adopted

        Accounting Standard Update ("ASU" or "Update") No. 2009-01—Generally Accepted Accounting Principles and Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168").    In June of 2009, the FASB issued SFAS No. 168 (effective July 1, 2009) to replace FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162") and authorize the ASC as the new source for authoritative GAAP and ends the practice of FASB issuing standards in the familiar forms. On July 1, 2009, the FASB implemented the ASC as the authoritative source, along with SEC guidance, for GAAP through issuance of ASU 2009-01. The FASB will no longer issue Statements of Financial Accounting Standards, but rather will issue Updates that will provide background information about the amended guidance along with a basis for conclusions regarding the change. These Updates will amend the ASC to reflect the new guidance issued by the FASB. The Company implemented the use of the ASC in the third quarter of 2009. The ASC changed the way the Company will reference authoritative accounting literature in its filings. The recently adopted standards are now part of the ASC. Accounting standards not yet adopted will consist of Updates as well as Statements issued before July 1, 2009, which are not yet effective.

        ASU No. 2009-05—Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value.    In August of 2009, FASB issued ASU No. 2009-05—Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value. This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses the quoted price of the identical liability when traded as an asset and/or quoted prices for similar liabilities when traded as assets; 2) another valuation technique that is consistent with the principles of Topic 820. This Update is effective for the Company on September 30, 2009. This Update did not have a material impact on the Company's consolidated results of operations or financial position.

        ASU No. 2009-06—Income Taxes—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.    In September of 2009, FASB issued ASU No. 2009-06—Income Taxes—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Update provides implementation guidance related to uncertainty in income tax reporting. This Update is effective for the Company on September 30, 2009. Based on our initial review of the Update, no changes in current practice are required. This Update did not have an impact on the Company's consolidated results of operations or financial position.

        ASU No. 2009-12—Fair Value Measurements and Disclosures—Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).    In September of 2009, FASB issued ASU No. 2009-12—Fair Value Measurements and Disclosures—Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). This Update permits the use of a practical expedient when determining the net asset value. If the practical expedient is used, increased disclosures are required. This Update became effective for the Company as of December 31, 2009. This Update did not have an impact on the Company's consolidated results of operations or financial position.

        ASU No. 2010-01—Equity—Accounting for Distributions to Shareholders with Components of Stock and Cash.    In January of 2010, FASB issued ASU No. 2010-01—Equity—Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update modifies guidance related to stock dividends. The amendments in this Update affect entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate. Such a scenario is common for real estate investments trusts, but the amendments in this Update apply to other kinds of entities as well. This Update became effective as of December 31, 2009, for the Company. Based on the Company's initial review this Update will not have a material impact on the Company's consolidated results of operations or financial position.

        ASU No. 2010-09—Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements.    In February of 2010, FASB issued ASU No. 2010-09—Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements, to amend disclosures related to events occurring subsequent to year end. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events were evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. Additionally, the FASB clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The amendment removes potential conflicts with SEC guidance. The adoption of this guidance did not have a material impact on the Company's consolidated results of operations or financial position.

        In December of 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance impacts the annual goodwill impairment test associated with acquisitions that close both before and after the effective date. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have an impact to the Company's consolidated results of operations or financial position. The Company will apply this guidance as reflected in the ASC to future business combinations.

        In December of 2007, the FASB issued guidance that applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that was, January 1, 2009, for entities with calendar year-ends). The adoption of this guidance did not have an impact on the Company's consolidated results of operations or financial position.

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

        In February of 2008, the FASB issued guidance on accounting for a transfer of a financial asset and a repurchase financing, which is not directly addressed by GAAP. This guidance was effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The guidance became effective for the Company on January 1, 2009. The Company will apply this guidance to future transfers of financial assets and repurchase financing transactions.

        In April of 2008, the FASB issued guidance to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance became effective for the Company on January 1, 2009. The adoption of this guidance did not have a significant impact on the Company's consolidated results of operations or financial position.

        In May of 2008, the FASB issued guidance that requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This guidance also clarifies GAAP related to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. This guidance does not apply to financial guarantee insurance contracts that would be within the scope of the ASC Derivatives and Hedging Topic. This guidance was effective for fiscal years and interim periods beginning after December 15, 2008. The guidance became effective for the Company on January 1, 2009. The adoption of this guidance did not have an impact on the Company's consolidated results of operations or financial position.

        In June of 2008, the FASB issued guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. The guidance became effective for financial statements issued for fiscal years and interim periods beginning January 1, 2009. The adoption of this guidance did not have an impact on the Company's consolidated results of operations or financial position.

        In April of 2009, the FASB issued guidance to provide additional information for estimating fair value in accordance with Fair Value Measurements, located within Fair Value Measurements and Disclosures Topic of the ASC, when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes information on identifying circumstances which indicate that a transaction is not orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company elected to early adopt the guidance in the first quarter of 2009. The adoption of this guidance did not have a significant impact on the Company's consolidated results of operations or financial position.

        In April of 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires increased and timelier disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and the Company elected to early adopt the guidance in the first quarter of 2009. The impact of recording a portion of the other-than-temporary impairments in other comprehensive income (loss) resulted in an increase in net income of $31.0 million, after tax, or $0.38 per share for the year ended December 31, 2009. The adoption of the guidance did not require a cumulative effect adjustment to retained earnings at January 1, 2009, since all other-than-temporary impairments recorded by the Company in prior periods were credit related losses.

        In April of 2009, the FASB issued guidance to address concerns for more transparent and timely information in financial reporting by requiring quarterly disclosures about fair value of financial instruments. The guidance relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. This guidance requires qualitative and quantitative information about fair value estimates for all financial instruments not measured at fair value. This guidance became effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have an impact on the Company's consolidated results of operations or financial position.

        In May of 2009, the FASB issued guidance that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, it provides guidance on the circumstances that require entities to recognize events or transactions that occur after the balance sheet date and the types of disclosures that need to be made about them. This guidance is effective for interim or annual reporting periods ending after June 15, 2009. The guidance became effective for the Company on June 30, 2009. The adoption of this guidance did not have an impact on the Company's consolidated results of operations or financial position.

        In December of 2008, the FASB issued guidance that requires additional disclosures related to Postretirement Benefit Plan Assets. This guidance will provide users of financial statements with an understanding of: 1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, 2) the major categories of plan assets, 3) the inputs and valuation techniques used to measure the fair value of plan assets, 4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and 5) significant concentrations of risk within plan assets. This guidance does not require any changes to current accounting. The disclosure requirements became effective for the Company for the period ending December 31, 2009. The adoption of this guidance did not have an impact on the Company's consolidated results of operations or financial position.

Accounting Pronouncements Not Yet Adopted

        ASU No. 2010-06—Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements.    In January of 2010, FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements. This Update provides amendments to Subtopic 820-10 that requires the following new disclosers. 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

        This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures. 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. This Update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact this Update will have on its consolidated results of operations or financial position.

        In June of 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a continuing interest in transferred financial assets. This guidance also eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. This guidance is effective for interim or annual reporting periods beginning after November 15, 2009. This guidance will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact this guidance will have on its consolidated results of operations and financial position.

        In June of 2009, the FASB issued guidance which amends certain concepts related to variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. A company has to determine whether or not it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. This guidance is effective for interim or annual reporting periods beginning after November 15, 2009. This guidance will become effective for the Company on January 1, 2010. The guidance will result in the Company consolidating two special purpose trusts used to securitize commercial mortgage loans. The Company estimates the consolidation of these trusts will result in an increase to consolidated assets and liabilities of amounts between $130 million and $180 million; and an increase in consolidated shareowners' equity of less than $50 million. The Company estimates the change in assets will be a result of increased mortgage loan investments of approximately $1.0 billion with a corresponding decrease of fixed maturity investments of approximately $850 million. The estimated net increase in assets will represent the mortgage loans related to the commercial mortgage-backed securities issued by the trust, but held by third parties. The estimated increase of liabilities primarily represents the amounts owed to the third party holders of the commercial-mortgage backed securities. The estimated increase to shareowners' equity represents the impact, net of tax, resulting from differences in accounting for commercial mortgage-backed securities as compared to mortgage loans.

3. SIGNIFICANT ACQUISITIONS

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

        This transaction was accounted for under the purchase method of accounting prescribed by guidance on business combinations issued by the FASB. This guidance requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation of the $873.5 million aggregate purchase price to the specific identifiable tangible and intangible assets and liabilities is as follows:

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

        Certain of the reinsurance agreements with CALIC and the Wilton Re Group are in the form of modified coinsurance ("Modco") agreements. Certain of our investments supporting these agreements, consisting of primarily fixed income securities in designated portfolios, are designated as "trading securities" under GAAP. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are included in net income as realized investment gains/(losses) as they occur. These amounts are substantially offset by changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements.

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

        This transaction was accounted for under the purchase method of accounting. Western General's results of operations are included in our consolidated results of operations beginning July 1, 2006. The purchase price for Western General was $33.0 million and was subject to contingent consideration based on future performance. During 2007, a $4.3 million contingent payment was made related to the purchase of Western General, thereby increasing goodwill.

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

  •
  Additional administration capabilities

  •
  Greater size and scale with improved earnings diversification

        FASB guidance on business combinations requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The following table summarizes the fair values of the net assets acquired as of the acquisition date:

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

4. INVESTMENT OPERATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners' equity or the totals reflected in the accompanying tables.

        Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Fixed maturities	$1,305,738	$1,399,882	$1,312,872
Equity securities	21,700	20,384	3,208
Mortgage loans	249,849	238,112	308,262
Investment real estate	3,666	3,771	3,784
Short-term investments	110,198	36,000	94,299

	1,691,151	1,698,149	1,722,425
Other investment expenses	26,115	22,985	46,491

	$1,665,036	$1,675,164	$1,675,934

        Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Fixed maturities	$5,323	$15,104	$172
Equity securities	14,312	63	5,900
Impairments on fixed maturity securities	(160,473)	(311,798)	(48)
Impairments on equity securities	(19,572)	—	—
Mark-to-market Modco trading portfolio	285,178	(290,831)	(989)
Mortgage loans and other investments	(4,619)	2,970	3,567

	$120,149	$(584,492)	$8,602

        For the year ended December 31, 2009, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $41.6 million and gross realized losses were $196.2 million, including $174.2 million of impairment losses. For the year ended December 31, 2008, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $52.0 million and gross realized losses were $328.9 million, including $292.1 million of impairment losses. For the year ended December 31, 2007, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $18.4 million and gross realized losses were $12.3 million.

        For the year ended December 31, 2009, the Company sold securities in an unrealized gain position with a market value (proceeds) of $2.2 billion. The gain realized on the sale of these securities was $41.6 million.

        For the year ended December 31, 2009, the Company sold securities in an unrealized loss position with a market value (proceeds) of $302.1 million. The loss realized on the sale of these securities was $22.0 million.

        The amortized cost and estimated market value of the Company's investments classified as available-for-sale as of December 31, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(Dollars In Thousands)
2009
Fixed maturities:
Bonds
Residential mortgage-backed securities	$3,768,273	$30,563	$(428,125)	$3,370,711
Commercial mortgage-backed securities	1,014,077	65,584	(91,640)	988,021
Asset-backed securities	1,140,355	596	(86,224)	1,054,727
U.S. government-related securities	491,157	1,472	(3,027)	489,602
Other government-related securities	403,173	3,807	(609)	406,371
States, municipals, and political subdivisions	351,151	5,744	(6,177)	350,718
Corporate bonds	13,103,729	528,505	(418,359)	13,213,875

	20,271,915	636,271	(1,034,161)	19,874,025
Equity securities	277,403	3,924	(9,042)	272,285
Short-term investments	798,814	—	—	798,814

	$21,348,132	$640,195	$(1,043,203)	$20,945,124

2008
Fixed maturities:
Bonds
Residential mortgage-backed securities	$4,940,203	$15,600	$(796,870)	$4,158,933
Commercial mortgage-backed securities	1,105,747	27,153	(111,817)	1,021,083
Asset-backed securities	1,179,995	257	(108,490)	1,071,762
U.S. government-related securities	89,890	3,569	(1,526)	91,933
Other government-related securities	208	11	(2)	217
States, municipals, and political subdivisions	28,621	1,385	(198)	29,808
Corporate bonds	12,510,587	80,241	(2,102,078)	10,488,750

	19,855,251	128,216	(3,120,981)	16,862,486
Equity securities	355,586	4,362	(60,353)	299,595
Short-term investments	979,140	—	—	979,140

	$21,189,977	$132,578	$(3,181,334)	$18,141,221

        As of December 31, 2009 and 2008, the Company had an additional $2.9 billion and $3.2 billion, respectively, of fixed maturities, $3.2 million and $2.4 million, respectively, of equities, and $250.8 million and $80.4 million, respectively, of short-term investments classified as trading securities.

        The amortized cost and estimated market value of available-for-sale fixed maturities as of December 31, 2009, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Estimated Amortized Cost	Estimated Fair Market Value
	(Dollars In Thousands)
Due in one year or less	$864,678	$860,132
Due after one year through five years	6,559,634	6,345,518
Due after five years through ten years	4,037,234	4,125,941
Due after ten years	8,810,369	8,542,434

	$20,271,915	$19,874,025

        Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company's intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security's amortized cast, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, along with an analysis regarding the Company's expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows. Once a determination has been made that a specific other-than-temporary impairment exists, the security's basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security's amortized cost are written down to discounted expected future cash flows ("post impairment cost") and credit losses are recorded in earnings. The difference between the securities' discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities, the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

        During the year ended December 31, 2009, the Company recorded other-than-temporary impairments of investments of $227.8 million. Of the $227.8 million of impairments for the year ended December 31, 2009, $180.1 million was recorded in earnings and $47.7 million was recorded in other comprehensive income (loss). For the year ended December 31, 2009, there was $19.6 million of other-than-temporary impairments related to equity securities and $208.2 million of other-than-temporary impairments related to debt securities.

        For the year ended December 31, 2009, other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $177.8 million, with $130.1 million of credit losses recorded on debt securities in earnings and $47.7 million of non-credit losses recorded in other comprehensive income (loss). During the same period, other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell were $30.4 million and were recorded in earnings.

        The following chart is a rollforward of credit losses for the year ended December 31, 2009 on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

For The Year Ended December 31, 2009
(Dollars In Thousands)
Beginning balance	$—
Additions for newly impaired securities	80,205
Additions for previously impaired securities	7,136
Reductions for previously impaired securities due to a change in expected cash flows	(32,451)
Reductions for previously impaired securities that were sold in the current period	(29,687)
Other	(127)

Ending balance	$25,076

        The following table includes the Company's investments' gross unrealized losses and fair value that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$338,571	$(9,796)	$2,346,349	$(418,329)	$2,684,920	$(428,125)
Commercial mortgage-backed securities	2,136	(429)	187,515	(91,211)	189,651	(91,640)
Asset-backed securities	81,331	(2,272)	802,799	(83,952)	884,130	(86,224)
U.S. government-related securities	278,003	(3,023)	54	(4)	278,057	(3,027)
Other government-related securities	161,276	(609)	—	—	161,276	(609)
States, municipalities, and political subdivisions	188,322	(6,140)	456	(37)	188,778	(6,177)
Corporate bonds	1,360,916	(41,268)	3,139,482	(377,091)	4,500,398	(418,359)
Equities	15,148	(882)	88,516	(8,160)	103,664	(9,042)

	$2,425,703	$(64,419)	$6,565,171	$(978,784)	$8,990,874	$(1,043,203)

        The residential mortgage-backed securities have a gross unrealized loss greater than 12 months of $418.3 million as of December 31, 2009. These losses relate to a widening in spreads as a result of continued weakness in the residential housing market. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of the investments.

        For commercial mortgage-backed securities in an unrealized loss position for greater than 12 months, $90.4 million of the total $91.2 million unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. These losses relate primarily to market illiquidity as opposed to underlying credit concerns. Factors such as credit enhancements within the deal structures and the underlying collateral performance and characteristics support the recoverability of the investments.

        The corporate bonds category has gross unrealized losses greater than 12 months of $377.1 million as of December 31, 2009. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company's ability and intent to hold these securities to recovery.

        The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold equity investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company's amortized cost of debt securities.

        The following table includes the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$3,255,945	$(698,233)	$231,532	$(98,637)	$3,487,477	$(796,870)
Commercial mortgage-backed securities	218,965	(40,892)	655,282	(70,925)	874,247	(111,817)
Asset-backed securities	958,778	(99,602)	101,903	(8,889)	1,060,681	(108,491)
U.S. government-related securities	17,205	(1,527)	—	—	17,205	(1,527)
Other government-related securities	18	(1)	—	—	18	(1)
States, municipalities, and political subdivisions	1,575	(130)	453	(68)	2,028	(198)
Corporate bonds	5,858,866	(1,013,906)	2,751,572	(1,088,171)	8,610,438	(2,102,077)
Equities	153,469	(59,498)	1,055	(855)	154,524	(60,353)

	$10,464,821	$(1,913,789)	$3,741,797	$(1,267,545)	$14,206,618	$(3,181,334)

        For commercial mortgage-backed securities in an unrealized loss position for greater than 12 months, the total $70.9 million unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. These losses relate primarily to market illiquidity as opposed to underlying credit concerns. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. The corporate bonds category has gross unrealized losses greater than 12 months of $1.1 billion as of December 31, 2008. These losses relate primarily to the widening of credit spreads and fluctuations in treasury rates. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information including our ability and intent to hold these securities to recovery. The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered.

        As of December 31, 2009, the Company had bonds in our available-for-sale portfolio, which were rated below investment grade of $2.7 billion and had an amortized cost of $3.3 billion. In addition, included in our trading portfolio, the Company held $362.7 million of securities which were rated below investment grade. As of December 31, 2009, approximately $30.5 million of the bonds rated below investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $580.2 million of the below investment grade bonds were not publicly traded.

        The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Fixed maturities	$1,686,669	$(1,906,455)	$(122,077)
Equity securities	33,067	(39,413)	(1,448)

        Certain investments, consisting of fixed maturities, equities, and investment real estate, with a carrying value of $9.7 million were non-income producing for the year ended December 31, 2009.

        Included in the Company's invested assets are $794.3 million of policy loans as of December 31, 2009. The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%

Securities Lending

        The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities' market value is monitored on a daily basis. As of December 31, 2009, securities with a market value of $108.4 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in "short-term investments" with a corresponding liability recorded in "other liabilities" to account for its obligation to return the collateral. As of December 31, 2009, the fair market value of the collateral related to this program was $107.6 million, and the Company has an obligation to return $112.0 million of collateral to the securities borrower.

Mortgage Loans

        As of December 31, 2009, all of the Company's mortgage loans were commercial loans of which 64.5% were retail, 14.4% were office buildings, 11.3% were apartments, 7.4% were warehouses, and 2.4% were other. The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's leased space represents more than 2.6% of mortgage loans. Approximately 75.8% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Texas	13.1%
Georgia	10.7
Tennessee	8.1
Alabama	7.9
Florida	5.7
South Carolina	5.6
Ohio	4.9
Utah	4.2
North Carolina	4.2
Indiana	3.5
Michigan	2.9
Mississippi	2.5
Pennsylvania	2.5

75.8%

        During 2009, the Company funded approximately $233.0 million of new loans, with an average loan size of $5.7 million. The average size mortgage loan in the portfolio as of December 31, 2009 was $2.5 million, and the weighted-average interest rate was 6.24%. The largest single mortgage loan was $34.4 million.

        Many of the mortgage loans have call provisions between 3 and 10 years. Assuming the loans are called at their next call dates, approximately $98.8 million would become due in 2010, $933.9 million in 2011 through 2015, $796.9 million in 2016 through 2020, and $281.4 million thereafter.

        The Company offers a type of commercial mortgage loan under which it will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2009 and 2008, approximately $808.6 million and $746.2 million, respectively, of the Company's mortgage loans have this participation feature.

        As of December 31, 2009 and 2008, the Company's problem mortgage loans and foreclosed properties were $23.1 million and $15.2 million, respectively. Since our mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. As of December 31, 2009 and 2008, the Company had an allowance for mortgage loan credit losses of $1.7 million and $2.2 million, respectively. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

5. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs

        The balances and changes in DAC are as follows:

	For The Year Ended December 31,
	2009	2008
	(Dollars In Thousands)
Balance, beginning of period	$3,221,064	$2,311,538
Capitalization of commissions, sales, and issue expenses	405,670	403,609
Amortization	(307,051)	(187,496)
Change in unrealized investment gains and losses	(599,402)	630,205
Reclass of VOBA	—	44,738
Other	—	18,470

Balance, end of period	$2,720,281	$3,221,064

Value of business acquired

        The balances and changes in VOBA are as follows:

	For The Year Ended December 31,
	2009	2008
	(Dollars In Thousands)
Balance, beginning of period	$979,257	$1,088,955
Acquisitions	—	353
Amortization	(36,188)	(65,313)
Reclass of VOBA	—	(44,738)

Balance, end of period	$943,069	$979,257

        The expected amortization of VOBA for the next five years is as follows:

Years	Expected Amortization
(Dollars In Thousands)
2010	$81,278
2011	75,127
2012	69,749
2013	64,334
2014	60,724

6. GOODWILL

        The changes in the carrying amount of goodwill by segment are as follows:

	Life Marketing	Acquisitions	Asset Protection	Corporate and Other	Total Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2007	$10,192	$44,741	$62,350	$83	$117,366
Contingent payment related to prior acquisition	—	—	612	—	612
Purchase price adjustments	—	7,446	—	—	7,446
Sale of Gulfco Life	—	—	(291)	—	(291)
Tax benefit of excess tax goodwill	—	(4,179)	—	—	(4,179)

Balance as of December 31, 2008	10,192	48,008	62,671	83	120,954
Tax benefit of excess tax goodwill	—	(3,098)	—	—	(3,098)

Balance as of December 31, 2009	$10,192	$44,910	$62,671	$83	$117,856

        During the year ended December 31, 2009, the Company decreased its goodwill balance by approximately $3.1 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2009 on the portion of tax goodwill in excess of GAAP basis goodwill. As of December 31, 2009, the Company had an aggregate goodwill balance of $117.9 million.

        During the year ended December 31, 2008, the Company increased its goodwill balance by approximately $3.6 million. The increase was due to an increase of $3.3 million in the Acquisitions segment and a $0.3 million increase in the Asset Protection segment. The Acquisitions segment increase reflects the net of a purchase accounting adjustment, which was partially offset by an adjustment related to tax benefits realized during 2008 on the portion of tax goodwill in excess of GAAP basis goodwill. The Asset Protection segment increased by $0.6 million due to a contingent consideration related to the Western General acquisition. This increase was partially offset by a decrease of $0.3 million due to the sale of a small insurance subsidiary during the first quarter of 2008. As of December 31, 2008, the Company had an aggregate goodwill balance of $121.0 million.

        Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. We evaluate the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare our estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. Our material goodwill balances are attributable to our operating segments (which are considered to be reporting units). The cash flows used to determine the fair value of our reporting units are dependent on a number of significant assumptions. Our estimates are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on our judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2009 and 2008, we evaluated our goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2009, we had goodwill of $117.9 million.

        We consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units in connection with our goodwill impairment testing. In considering our December 31, 2009 common equity price, which was lower than our book value per share as of December 31, 2009, we noted there are several reasons that would result in our market capitalization being lower than the fair value of our reporting units that are tested for goodwill impairment. Such factors that would not be reflected in the valuation of our reporting units with goodwill include, but are not limited to: potential equity dilution; negative market sentiment, low valuation methodologies, and increased risk premium for holding investments in mortgage-backed securities and commercial mortgage loans. Deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units. As previously noted, the fair value of the Company's operating segments support the goodwill balance as of December 31, 2009, and the decline in market capitalization below book value during 2009 is not reflective or indicative of a decline in the prescribed and inherent fair values of the Company's operating segments (reporting units) where the material goodwill balances are attributable. As a result, in the Company's view, the decline in market capitalization during 2009 does not invalidate the Company's fair value assessment related to the recoverability of goodwill in its reporting units, and did not result in a triggering or impairment event.

7. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

        In July 2003, the FASB issued guidance that related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders.

        The Company issues variable universal life and variable annuity products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve a) return of the highest anniversary date account value, or b) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or c) return of premium. The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 8.5%, mortality at 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table, lapse rates ranging from 2%—30% (depending on product type and duration), and an average discount rate of 6.5%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying Consolidated Statements of Income (Loss).

        The variable annuity separate account balances subject to GMDB were $2.8 billion as of December 31, 2009. The total guaranteed amount payable based on variable annuity account balances as of December 31, 2009, was $411.9 million (including $394.0 million in the Annuities segment and $17.9 million in the Acquisitions segment), with a GMDB reserve of $0.3 million in the Acquisitions segment. These amounts exclude the variable annuity business of the Chase Insurance Group which has been 100% reinsured to CALIC, under a Modco agreement. The guaranteed amount payable associated with these annuities was $57.0 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2009, was 62. Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Beginning balance	$1,205	$598	$2,151
Incurred guarantee benefits	10,193	5,573	27
Less: Paid guarantee benefits	11,056	4,966	1,580

Ending balance	$342	$1,205	$598

        Account balances of variable annuities with guarantees invested in variable annuity separate accounts are as follows:

	As of December 31,
	2009	2008
	(Dollars In Thousands)
Equity mutual funds	$2,191,851	$1,511,867
Fixed income mutual funds	616,272	509,948

Total	$2,808,123	$2,021,815

        Certain of the Company's fixed annuities and universal life products have a sales inducement in the form of a retroactive interest credit ("RIC"). In addition, certain annuity contracts provide a sales inducement in the form of a bonus interest credit. The Company maintains a reserve for all interest credits earned to date. The Company defers the expense associated with the RIC and bonus interest credits each period and amortizes these costs in a manner similar to that used for DAC.

        Activity in the Company's deferred sales inducement asset was as follows:

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Deferred asset, beginning of period	$99,132	$67,736	$59,040
Amounts deferred	24,506	45,005	23,514
Amortization	(7,340)	(13,609)	(14,818)

Deferred asset, end of period	$116,298	$99,132	$67,736

8. REINSURANCE

        The Company reinsures certain of its risks with (cedes), and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, the Company reinsures only the mortality risk, while under coinsurance the Company reinsures a proportionate share of all risks arising under the reinsured policy. Under coinsurance, the reinsurer receives a proportionate share of the premiums less commissions and is liable for a corresponding share of all benefit payments. Modified coinsurance is accounted for similar to coinsurance except that the liability for future policy benefits is held by the ceding company, and settlements are made on a net basis between the companies.

        Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2009, the Company had reinsured approximately 66% of the face value of its life insurance in-force. The Company has reinsured approximately 29% of the face value of its life insurance in-force with the following three reinsurers:

  •
  Security Life of Denver Insurance Co. (currently administered by Hanover Re)
  •
  Swiss Re Life & Health America Inc.
  •
  Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

        The Company has not experienced any credit losses for the years ended December 31, 2009, 2008, or 2007 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life. The Company's maximum retention for newly issued universal life products is $1,000,000. During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional and universal life products.

        Reinsurance premiums, commissions, expense reimbursements, benefits, and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short-and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with reinsured policies.

        The following table presents the net life insurance in-force:

	As of December 31,
	2009	2008	2007
	(Dollars In Millions)
Direct life insurance in-force	$755,263	$754,425	$747,423
Amounts assumed from other companies	19,826	21,183	17,759
Amounts ceded to other companies	(515,136)	(540,561)	(531,985)

Net life insurance in-force	$259,953	$235,047	$233,197

Percentage of amount assumed to net	8%	9%	8%

        The following table reflects the effect of reinsurance on life insurance premiums written and earned:

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Millions)
Direct premiums	$2,146	$2,093	$2,120
Reinsurance assumed	97	101	124
Reinsurance ceded	(1,318)	(1,360)	(1,391)

Net premiums	$925	$834	$853

Percentage of amount assumed to net	11%	12%	15%

        The Company has also reinsured accident and health risks representing $24.2 million, $32.8 million, and $34.8 million of premium income, while the Company has assumed accident and health risks representing $2.5 million, $3.9 million, and $5.3 million of premium income for 2009, 2008, and 2007, respectively. In addition, the Company reinsured property and casualty risks representing $184.9 million, $189.9 million, and $174.9 million of premium income, while the Company assumed property and casualty risks representing $81.0 million, $82.5 million, and $70.7 million of premium income for 2009, 2008, and 2007, respectively.

        As of December 31, 2009 and 2008, policy and claim reserves relating to insurance ceded of $5.3 billion and $5.3 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2009 and 2008, the Company had paid $99.3 million and $110.7 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2009 and 2008, the Company had receivables of $64.2 million and $63.9 million, respectively, related to insurance assumed.

        During 2006, the Company recorded $27.1 million of bad debt charges related to its Lender's Indemnity product line. These bad debt charges followed the bankruptcy filing related to CENTRIX Financial LLC ("CENTRIX"), the originator and servicer of the business, and are the result of the Company's assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program. The product guarantees to the lender, primarily credit unions, the difference between a value calculated based on the estimated or actual market value of a vehicle and the outstanding balance of a loan in the event the vehicle is repossessed or sold because the loan is in default. The Company ceased offering the Lender's Indemnity product in 2003 with the last policy expiring in 2009. The Company has been actively working to settle its exposure with the various policyholders since 2007. To date, the majority of the Company's exposure has been settled successfully and the Company continues to work to settle the remaining claims. The business was ceded to an affiliate of CENTRIX until the treaty was commuted in 2009 with no net financial impact to the Company.

        The Company's third party reinsurance receivables amounted to $5.3 billion and $5.3 billion as of December 31, 2009 and 2008, respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2009			2008
	Reinsurance Receivable	A.M. Best Rating		Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Swiss Re Life & Health America, Inc.	$592.6	A		$557.4	A	+
Security Life of Denver Insurance Co.	573.1	A		530.7	A	+
Lincoln National Life Insurance Co.	445.6	A	+	425.6	A	+
Transamerica Life Insurance Co.	429.5	A		407.6	A	+
Employers Reassurance Corp.	256.9	A	-	314.3	A	-
American United Life Insurance Co.	314.1	A		307.5	A
RGA Reinusrance Co.	215.1	A	+	213.5	A	+
Canada Life Assurance Company	204.3	A	+	196.1	A	+
Scottish Re (U.S.), Inc.	184.4	E		175.2	E
XL Life Ltd.	173.2	A	-	169.5	A	-

        During 2008, Scottish Re US ("SRUS") received a statutory accounting permitted practice from the Delaware Department of Insurance ("the Department") that in light of decreases in the fair value of the securities in SRUS's qualifying reserve credit trust accounts on business ceded to certain securitization companies, relieved SRUS of the need to receive additional capital contributions. On January 5, 2009, the Department issued an order of supervision (the "Order of Supervision") against SRUS, in accordance with

18 Del. C. §5942, which, among other things, requires the Department's consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department. On April 3, 2009, the Department issued an Extended and Amended Order of Supervision against SRUS, which, among other things, clarified that payments made by SRUS to its ceding insurers in satisfaction of claims or other obligations are not subject to the Department's approval, but that any amendments to its reinsurance agreements must be disclosed to and approved by the Department. SRUS continues to promptly pay claims and satisfy its other obligations to our insurance subsidiaries. We cannot predict what changes in the status of SRUS's financial condition may have on our ability to take reserve credit for the business ceded to SRUS. If we were unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on both our GAAP and statutory financial condition and results of operations. As of December 31, 2009, we had approximately $184.4 million of GAAP recoverables from SRUS, and $497.2 million of ceded statutory reserves related to SRUS.

        Several of the reinsurers noted above were downgraded by A.M. Best during 2009 from A+ (Superior) to A (Excellent). The Company does not believe these downgrades should have a material impact on the reinsurers' ability to fulfill their obligations under our reinsurance agreements. In addition, we continue to receive timely payments from these reinsurers under existing reinsurance arrangements.

        The Company's reinsurance contracts typically do not have a fixed term. In general, the reinsurers' ability to terminate coverage for existing cessions is limited to such circumstances as material breach of contract or non-payment of premiums by the ceding company. The reinsurance contracts generally contain provisions intended to provide the ceding company with the ability to cede future business on a basis consistent with historical terms. However, either party may terminate any of the contracts with respect to future business upon appropriate notice to the other party.

        Generally, the reinsurance contracts do not limit the overall amount of the loss that can be incurred by the reinsurer. The amount of liabilities ceded under contracts that provide for the payment of experience refunds is immaterial.

9. DEBT AND OTHER OBLIGATIONS

Long-Term Debt and Subordinated Debt Securities

        Long-term debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2009	2008
	(Dollars In Thousands)
Long-term debt (year of issue):
Revolving Line Of Credit	$285,000	$155,000
7.45% Medium-Term Notes (1996), due 2011	9,852	9,852
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
6.40% Senior Notes (2007), due 2018	150,000	150,000
7.375% Senior Notes (2009), due 2019	400,000	—
8.00% Senior Notes (2009), due 2024, callable 2014	100,000	—
8.45% Senior Notes (2009), due 2039	300,000	—

Total long-term debt	$1,644,852	$714,852

Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$103,093	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	118,557	118,557
6.12% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
7.25% Capital Securities (2006), due 2066, callable 2011	200,000	200,000

Total subordinated debt securities	$524,743	$524,743

        For the next five years, the Company's future maturities of long-term debt, excluding notes payable to banks, and subordinated debt securities are $9.9 million in 2011, $250.0 million in 2013, $150.0 million in 2014, and $1,474.7 million thereafter.

        Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to a maximum principal amount of $500 million (the "Credit Facility"). The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of the Company's senior unsecured long-term debt. The Credit Agreement provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $285.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of December 31, 2009. Of this amount, $180.0 million was used to purchase non-recourse funding obligations issued by an indirect, wholly owned special-purpose financial captive insurance company.

        The Company was not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2009. The following is a summary of the Company's estimated debt covenant calculations as of December 31, 2009:

	Requirement	Actual Results
Consolidated net worth margin	greater than or equal to 0	$498.1 million
Debt to total capital ratio*	Less than 40%	34.5%
Total adjusted capital margin	greater than or equal to 0	$1.5 billion
Interest cash inflow available compared to adjusted consolidated interest expense	greater than 2.0 to 1	2.6 to 1
*
Excludes $800 million of senior notes issued in 2009

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

        On October 9, 2009, the Company closed on offerings of $400 million of its senior notes due in 2019, $100 million of its senior notes due in 2024, and $300 million of its senior notes due in 2039, for an aggregate principal amount of $800 million. These senior notes were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering of the Notes to purchase $800 million in aggregate principal amount of newly-issued surplus notes of Golden Gate. Golden Gate used a portion of the proceeds from the sale of the surplus notes to the Company to repurchase, at a discount, $800 million in aggregate principal amount of its outstanding Series A floating rate surplus notes that were held by third parties. This repurchase resulted in a $126.3 million pre-tax gain, net of deferred issue costs. As a result of these transactions, PLC is the sole holder of the total $980.0 million of outstanding Golden Gate surplus notes, which is eliminated at the consolidated level.

Non-Recourse Funding Obligations

  Golden Gate II Captive Insurance Company

        Golden Gate II Captive Insurance Company ("Golden Gate II"), a special-purpose financial captive insurance company wholly owned by PLICO, had $575.0 million of non-recourse funding obligations outstanding as of December 31, 2009. These non-recourse funding obligations mature in 2052. We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations.

        These non-recourse funding obligations are direct financial obligations of Golden Gate II and are not guaranteed by the Company or PLICO. These non-recourse obligations are represented by surplus notes that were issued to fund a portion of the statutory reserves required by Regulation XXX. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from the Company or any of its subsidiaries, other than Golden Gate II, the direct issuer of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, the Company has entered into certain support agreements with Golden Gate II obligating the Company to make capital contributions to Golden Gate II or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

        The Company (including wholly owned and consolidated subsidiaries) has issued a total of approximately $575.0 million of non-recourse funding obligations as of December 31, 2009. The following table shows the non-recourse funding obligations outstanding as of December 31, 2009, listed by issuer:

Issuer	Balance	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$575,000	2052	1.56%

Total	$575,000

Interest Expense

        The Company uses interest rate swap agreements to convert a portion of our debt from a fixed interest rate to a floating rate. These interest rate swap agreements do not qualify as hedges of the corresponding long-term debt or subordinated debt securities. All net interest settlements and mark-to-market adjustments for these interest rate swap agreements are recorded as Realized investment gains (losses)—derivative financial instruments. Interest expense on long-term debt and subordinated debt securities totaled $90.2 million, $70.0 million, and $60.4 million in 2009, 2008, and 2007, respectively. The $20.2 million increase was related to an increase in borrowings on the Company's credit facility of $130.0 million and the issuance of $800 million of long-term debt. Interest expense on other obligations, non-recourse funding obligations, and other temporary borrowings was $39.0 million, $67.5 million, and $64.1 million in 2009, 2008, and 2007, respectively. The $43.6 million decrease in interest on other obligations was primarily due to the refinancing of the surplus notes into long-term debt and a reduction in LIBOR rates.

10. COMMERCIAL MORTGAGE SECURITIZATIONS

        Retained interests are recorded at fair value and included in securities available for sale. Subsequent adjustments to fair value are recorded through other comprehensive income. During 2008, the Company changed certain assumptions used in its methodology for determining the fair value for retained beneficial interests in commercial mortgage-backed security ("CMBS") holdings related to the Company's sponsored commercial mortgage loan securitizations. Prior to the third quarter, the Company used external broker valuations to determine the fair value of these positions. These valuations were based on the cash flows of the commercial mortgages underlying the notes, as well as observable market spread assumptions for investments with similar coupons and/or characteristics based on the fair value hierarchy criteria, and non-observable assumptions and factors utilizing general market information available as of the valuation date. As of December 31, 2009, the Company still believes that little or no secondary market existed for CMBS holdings similar to those in the Company's portfolio, and additionally, certain of the tranches within the Company's holdings fell below the collapse provision levels in the underlying security agreements. Therefore, the relevant observable inputs from CMBS sales activity could not be obtained for what the Company considered a supportable or appropriate calculation of fair value based on the Company's previous methodology.

        As a result of the factors noted and in accordance with the clarifying guidance issued by FASB during 2008, the Company determined the fair value of these CMBS holdings using a combination of external broker valuations and an internally developed model. This model includes inputs derived by the Company based on assumed discount rates relative to the Company's current mortgage loan lending rate and an expected cash flow analysis based on a review of the commercial mortgage loans underlying the notes. The model also contains the Company's determined representative risk adjustment assumptions related to nonperformance and liquidity risks. The retained interest in the securitized mortgage loans may be subject to prepayment and interest rate risks. The Company believes that this valuation approach provides a more accurate calculation of the fair value of these securities under the fair value hierarchy guidance and given the current inactive market conditions.

        Management will periodically review the historical performance of the mortgage loans and the assumptions used to project future cash flows. Assumptions will be revised if this analysis of past performance and future expectations dictates. The present value of cash flows will then be recalculated based on the revised assumptions. The Company updates these values on a quarterly basis.

  2007 Commercial Mortgage Securitization

        On December 19, 2007, subsidiaries of the Company entered into agreements providing for the securitization of $1.0 billion of commercial and multifamily real estate mortgage loans. The loans were previously originated by PLICO, and were sold to a subsidiary of PLICO, Protective Finance Corporation ("PFC"), on December 1, 2007. PFC transferred the mortgage loans to a trust fund in exchange for twenty-six classes of pass-through certificates representing, in the aggregate, the entire beneficial interest of the trust fund. The certificates are direct financial obligations of the trust fund and are not guaranteed by the Company, PLICO, PFC, or its affiliates.

        Pursuant to a Certificate Purchase Agreement dated December 7, 2007 among PFC, PLICO, and a third party initial purchaser, PFC sold one class of certificates with a certificate balance of $218.3 million to the initial purchaser, and the initial purchaser resold such certificates in one or more private offerings. The remaining classes of certificates, reflecting a par value of $797.7 million, were transferred from PFC to PLICO in exchange for the mortgage loans. During 2007, the Company recorded a $6.8 million loss on the tranche that was sold to an external party. As of December 31, 2007, the Company's retained securities had a fair value of $775.2 million.

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

        As of December 31, 2009, the Company held retained beneficial interests of the commercial mortgage loan securitization completed during 2007 with a fair value of $738.3 million. The sensitivity of the fair value to adverse changes of 10% and 20% in the discount rate is as follows:

	Increase in Discount Rate
	10%	20%
	(Dollars In Thousands)
Fair Value Change	$(18,593)	$(49,734)

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

        Key assumptions used in measuring the fair value of retained interests at December 31, 2009, are as follows:

Discount rate	6.7% to 25.2%
Weighted-average life	1.9 to 25.8 yrs

        As of December 31, 2009, the total principal amount outstanding of mortgage loans under securitization and held by the trust was approximately $917.8 million. $5.9 million in loans were more than 60 days delinquent as of December 31, 2009. There were no credit losses for the year ended December 31, 2009.

        Servicing fees received during the year ended December 31, 2009, were $1.4 million. Subservicing and other fees paid during the year were $1.1 million. The Company incurred additional operating expenses related to the servicing of these loans. Interest income received during the year ended December 31, 2009, was $52.8 million.

  1996 - 1999 Commercial Mortgage Securitizations

        Between 1996 and 1999, the Company securitized $1.4 billion of its mortgage loans. The Company sold the senior tranches while retaining the subordinate tranches. The Company continues to service the securitized mortgage loans.

        As of December 31, 2009, the Company held retained beneficial interests of the commercial mortgage loan securitization a fair value of $106.2 million. The sensitivity of the fair value to adverse changes of 10% and 20% in the discount rate is as follows:

	Increase in Discount Rate
	10%	20%
	(Dollars In Thousands)
Fair Value Change	$(3,064)	$(5,107)

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

        Key assumptions used in measuring the fair value of retained interests at December 31, 2009, are as follows:

Discount rate	6.8% to 6.9%
Weighted-average life	0.4 to 9.3 yrs

        The total principal amount outstanding of mortgage loans under securitization was approximately $101.3 million. There were no delinquencies as of December 31, 2009. In addition, there were no credit losses for the year ended December 31, 2009.

        Servicing fees received during the year ended December 31, 2009, were $0.2 million. Subservicing and other fees paid during the year were $0.1 million. Interest income received during the year was $10.7 million.

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

        The Company leases administrative and marketing office space in approximately 23 cities including 23,586 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $7.2 million. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2010	$7,183
2011	6,535
2012	5,118
2013	5,096
2014	4,428
Thereafter	6,006

        Additionally, the Company leases a building contiguous to its home office. The lease extends to January 2014. At the end of the lease term the Company may purchase the building for approximately $75 million. The following is a schedule by year of future minimum rental payments required under this lease:

Year	Amount
(Dollars In Thousands)
2010	$693
2011	693
2012	697
2013	695
2014	75,000

        As of December 31, 2009 and 2008, the Company had outstanding mortgage loan commitments of $175.2 million at an average rate of 6.34%, and $525.2 million, at an average rate of 6.43%.

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

12. SHAREOWNERS' EQUITY

        As of December 31, 2009, approximately $416.8 million of consolidated shareowners' equity, excluding net unrealized gains on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2010 is estimated to be $704.8 million.

        Activity in the Company's issued and outstanding Common Stock is summarized as follows:

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 2006	73,251,960	3,287,312	69,964,648
(Reissuance of)/deposits to treasury stock	—	(184,414)	184,414

Balance, December 2007	73,251,960	3,102,898	70,149,062
(Reissuance of)/deposits to treasury stock	—	243,255	(243,255)

Balance, December 2008	73,251,960	3,346,153	69,905,807
Shares issued	15,525,000	—	15,525,000
(Reissuance of)/deposits to treasury stock	—	(149,996)	149,996

Balance, December 2009	88,776,960	3,196,157	85,580,803

        Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. None of these shares have been issued as of December 31, 2009.

13. STOCK-BASED COMPENSATION

        The Company sponsors a deferred compensation plan for certain of its agents. A trust was established to aid in meeting the Company's obligations under the plan. Previously, the Company's Common Stock owned by the trust was accounted for as treasury stock. In September 2004, all of the Company's Common Stock owned by the trust was sold.

        A portion of the Company's 401(k) and Stock Ownership Plan ("401(k) Plan") consists of an Employee Stock Ownership Plan ("ESOP"). The ESOP stock was used to match employee contributions to and to provide other employee benefits. During 2009, all outstanding ESOP shares were allocated from the ESOP to employee 401(k) accounts.

        The Company, from time to time, reissued treasury shares or bought additional shares of Common Stock in the open market to complete its 401(k) obligations. In addition to the shares allocated to employee 401(k) accounts from the ESOP, the Company reissued from treasury 11,896 shares of Common Stock to the 401(k) Plan during 2008 to complete its 401(k) obligations.

        Since 1973, the Company has had stock-based incentive plans to motivate management to focus on its long-range performance through the awarding of stock-based compensation. Under plans approved by shareowners in 1997, 2003, and 2008, up to 7,500,000 shares may be issued in payment of awards.

        The criteria for payment of performance awards is based primarily upon a comparison of the Company's average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if the Company's results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if the Company's results are below the 40th percentile of the comparison group, no portion of the award is earned. If the Company's results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of the Company's Common Stock. As noted in the table below, no awards were granted for the year ended December 31, 2009.

        Performance shares awarded in 2009, 2008, 2007, 2006, and 2005 and the estimated fair value of the awards at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value
		(Dollars In Thousands)
2009	—	$—
2008	75,900	2,900
2007	66,100	2,900
2006	136,030	6,500
2005	120,540	4,600

        Performance shares are equivalent in value to one share of our Common Stock times the award earned percentage payout. In the past, the Company has also issued performance-based stock appreciation rights ("P-SARs.") P-SARs convert to the equivalent of one stock appreciation right ("SARs") if earned times the award percentage payout. The P-SARs, once converted to SARs, expire 10 years after the grant date. As of December 31, 2009, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 400,835 shares.

        Between 1996 and 2009, SARs were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company's Common Stock. The SARs are exercisable either five years after the date of grants or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price is as follows:

	Weighted-Average Base Price per share	No. of SARs
Balance at December 31, 2006	$29.33	1,155,946
SARs granted	43.50	224,400
SARs exercised/forfeited	28.43	(117,642)

Balance at December 31, 2007	31.98	1,262,704

SARs granted	38.45	329,000
SARs exercised/forfeited	32.67	(32,131)

Balance at December 31, 2008	33.33	1,559,573

SARs granted	3.57	915,829
SARs exercised/forfeited	40.16	(6,200)

Balance at December 31, 2009	$22.28	2,469,202

        The following table provides information as of December 31, 2009, about equity compensation plans under which the Company's common stock is authorized for issuance:

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2009 (a)		Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2009 (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of December 31, 2009 (c)
Equity compensation plans approved by shareowners	2,420,818	(1)	$22.28	(3)	3,068,164	(4)
Equity compensation plans not approved by shareowners	382,575	(2)	Not applicable		Not applicable	(5)

Total(2)	2,803,393	(1)(2)	$22.28	(3)	3,068,164	(4)(6)

(1)
Includes the following number of shares of common stock with respect to outstanding awards under the LTIP, determined as provided in the LTIP: (a) 1,604,981 shares issuable with respect to outstanding SARs (assuming for this purpose that one share of common stock will be payable with respect to each outstanding SAR); (b) 95,454 shares issuable with respect to outstanding performance share awards (assuming for this purpose that the awards are payable based on estimated performance under the awards as of September 30, 2009); and (c) 404,542 shares issuable with respect to outstanding restricted stock units (assuming for this purpose that shares will be payable with respect to all outstanding restricted stock units); and (d) 315,841 shares issuable with respect to stock equivalents representign previously earned awards under the LTIP that the recipient deferred under our Deferred Compensation Plan for Officers.
(2)
Includes the following number of shares of common stock, determined as provided in the plans decribed below: (a) 186,474 shares issuable with respect to stock equivalents pursuant to our Deferred Compensation Plan for Directors Who Are Not Employees of the Company; (b) 87,493 shares issuable with respect to stock equivalents pursuant to our Deferred Compensation Plan for Officers; and (c) 108,608 shares issuable with respect to stock equivalents pursuant to our Regional Sales Manager Deferred Bonus Plan.
(3)
Based on exercise prices of outstanding SARs.
(4)
Represents (a) 3,023,664 shares of common stock available for future issuance under the LTIP; and (b) 44,500 shares of common stock available for future issuance under the Stock Plan for Non-Employee Directors.
(5)
The plans listed in Note (2) do not currently have limits on the number of shares of common stock issuable under such plans. The total number of shares of common stock that may be issuable under such plans will depend upon, among other factors, the deferral elections made by the plans' participants.
(6)
Plus any shares that become issuable under the plans listed in Note (2).

        The outstanding SARs as of December 31, 2009, were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$22.31	424,628	1	424,628
32.00	360,000	3	360,000
26.49	65,000	4	65,000
41.05	111,700	6	36,700
48.60	38,400	7	28,800
45.70	35,070	7	35,070
43.46	190,575	8	99,225
48.05	3,000	8	1,500
41.12	2,500	8	1,250
38.59	321,000	9	80,250
8.88	1,500	9	375
3.50	910,829	10	—
9.54	5,000	10	—

        The SARs issued for the year ended December 31, 2009 and 2008, had estimated fair values at grant date of $0.9 million and $2.2 million, respectively. These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2009 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for both the 2009 and 2008 awards) were as follows: expected volatility ranging from 68.5% to 77.2%, a risk-free interest rate ranging from 2.7% to 3.0%, a dividend rate ranging from 2.3% to 10.3%, a zero percent forfeiture rate, and an expected exercise date of 2015. Assumptions used in the model for the 2008 SARs were as follows: expected volatility rate of 16.3%, a risk-free interest rate of 2.9%, a dividend rate of 2.1%, a zero percent forfeiture rate, and the expected exercise date was 2014. The Company will pay an amount in stock equal to the difference between the specified base price of the Company's Common Stock and the market value at the exercise date for each SAR.

        Additionally, the Company issued 580,700 restricted stock units for the year ended December 31, 2009. These awards had a total fair value at grant date of $2.2 million. Approximately half of these restricted stock units vest in 2012, and the remainder vest in 2013.

        The Company recognizes all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by the Company for its stock-based compensation plans was $3.9 million, $4.0 million, and $5.8 million in 2009, 2008, and 2007, respectively. The Company's obligations of its stock-based compensation plans that are expected to be settled in shares of the Company's Common Stock are reported as a component of shareowners' equity, net of deferred taxes.

14. EMPLOYEE BENEFIT PLANS

        In December of 2008, the FASB issued guidance which requires additional disclosures related to Postretirement Benefit Plan Assets. This guidance will provide users of financial statements with an understanding of: 1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, 2) the major categories of plan assets, 3) the inputs and valuation techniques used to measure the fair value of plan assets, 4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and 5) significant concentrations of risk within plans assets. The Company has adopted this guidance effective December 31, 2009, and has included the required disclosure information herein for the Qualified Pension Plan and for the Postretirement Group Life Insurance Plan.

Defined Benefit Pension Plan and Unfunded Excess Benefits Plan

  •
  The Company sponsors a defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of Employee Retirement Income Security Act ("ERISA") plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Company has not yet determined what amount it will fund in 2010.

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

  •
  Employees active on December 31, 2007, with age plus vesting service less than 55 years will receive a final pay-based pension benefit for service through December 31, 2007, plus a cash balance benefit for service after December 31, 2007.

  •
  Employees active on December 31, 2007, with age plus vesting service equaling or exceeding 55 years, will receive a final pay-based pension benefit for service both before and after December 31, 2007, with a modest reduction in the formula for benefits earned after December 31, 2007.

  •
  All participants terminating employment on or after December of 2007 may elect to receive a lump sum benefit.

        The Company uses a December 31 measurement date for all of its plans. The following table presents the benefit obligation, fair value of plan assets, and the funded status of the Company's defined benefit pension plan and unfunded excess benefits plan as of December 31. This table also includes the amounts not yet recognized as components of net periodic pension costs as of December 31:

	Defined Benefit Pension Plan		Unfunded Excess Benefits Plan
	2009	2008	2009	2008
	(Dollars In Thousands)
Accumulated benefit obligation, end of year	$135,129	$116,492	$27,838	$26,035

Change in projected benefit obligation:
Benefit obligation at beginning of year	$130,394	$128,785	$28,327	$28,469
Service cost	6,834	6,880	556	571
Interest cost	7,847	7,419	1,701	1,677
Amendments	—	306	—	9
Actuarial (gain) or loss	10,703	(5,527)	1,627	(541)
Special termination benefits	—	—	—	—
Benefits paid	(8,405)	(7,469)	(2,703)	(1,858)

Benefit obligation at end of year	147,373	130,394	29,508	28,327

Change in plan assets:
Fair value of plan assets at beginning of year	92,052	128,821	—	—
Actual return on plan assets	16,629	(29,300)	—	—
Employer contributions	2,000	—	2,703	1,858
Benefits paid	(8,405)	(7,469)	(2,703)	(1,858)

Fair value of plan assets at end of year	102,276	92,052	—	—

After Reflecting FASB guidance:(1)
Funded status	(45,097)	(38,342)	(29,508)	(28,327)

Amounts Recognized in the Balance Sheet:
Other assets	—	—	—	—
Other liabilities	(45,097)	(38,342)	(29,508)	(28,327)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	65,444	63,818	7,826	6,657
Prior service cost	(3,097)	(3,500)	81	92

Net transition asset	$62,347	$60,318	$7,907	$6,749

(1)
For additional information, see the ASC Compensation-Retirement Benefits Topic.

        Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Defined Benefit Pension Plan		Unfunded Excess Benefits Plan
	2009	2008	2009	2008
Discount rate	5.57%	6.30%	5.40%	6.30%
Rate of compensation increase	0 - 3.75	3.75	0 - 4.75	4.75
Expected long-term return on plan assets	8.00	8.00	N/A	N/A

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

        In assessing the reasonableness of its long-term rate of return assumption, the Company utilized a 25 year average return for the represented asset classes. This 25 year return provided results that were consistent with the Company's long-term rate of return assumption.

        Weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2009	2008	2007	2009	2008	2007
Discount rate	6.30%	6.16%	5.90%	6.30%	6.16%	5.90%
Rates of compensation increase	3.75	3.75	3.75	4.75	4.75	4.75
Expected long-term return on plan assets	8.00	8.00	8.25	N/A	N/A	N/A

        Components of the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2009	2008	2007	2009	2008	2007
	(Dollars In Thousands)
Service cost—Benefits earned during the period	$6,834	$6,880	$7,668	$556	$571	$765
Interest cost on projected benefit obligation	7,847	7,419	7,592	1,701	1,677	1,602
Expected return on plan assets	(9,569)	(9,915)	(9,923)	—	—	—
Amortization of prior service cost	(403)	(403)	193	12	12	—
Amortization of actuarial losses	2,017	1,599	2,366	458	565	616

Preliminary net periodic benefit cost	6,726	5,580	7,896	2,727	2,825	2,983
Special termination benefits	—	—	—	—	—	70

Total benefit cost	$6,726	$5,580	$7,896	$2,727	$2,825	$3,053

        The estimated net actuarial loss, prior service cost, and transition obligation for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2010 are as follows:

	Defined Benefit Pension Plan	Unfunded Excess Benefits Plan
	(Dollars In Thousands)
Net actuarial loss	$3,496	$609
Prior service cost	(403)	12
Transition obligation	—	—

        Allocation of plan assets of the defined benefit pension plan by category as of December 31, are as follows:

Asset Category	Target Allocation for 2010	2009	2008
Cash and cash equivalents	2.0%	1.0%	1.0%
Equity securities	60.0	65.0	57.0
Fixed income	38.0	34.0	42.0

Total	100.0%	100.0%	100.0%

        The Company's target asset allocation is designed to provide an acceptable level of risk and balance between equity assets and fixed income assets. The weighting towards equity securities is designed to help provide for an increased level of asset growth potential and liquidity.

        Prior to July 1999, upon an employee's retirement, a distribution from pension plan assets was used to purchase a single premium annuity from PLICO in the retiree's name. Therefore, amounts shown above as plan assets exclude assets relating to such retirees. Since July 1999, retiree obligations have been fulfilled from pension plan assets. The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash and cash equivalents. When calculating asset allocation, the Company includes reserves for pre-July 1999 retirees.

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

        The plan's equity assets that are in a Russell 3000 tracking fund are invested in a domestic equity index collective trust managed by Northern Trust Corporation. The plan's equity assets that are in a S&P 500 tracking fund (Spartan U.S.) are managed by Fidelity. The plan's cash equivalents are invested in a collective trust managed by Northern Trust Corporation. The plan's fixed income assets are invested in a group deposit administration annuity contract with PLICO.

        Plan assets of the defined benefit pension plan by category as of December 31 are as follows:

Asset Category	Fair Value
(Dollars In Thousands)
Cash and cash equivalents	$881
Equity securities:
Russell 3000 Equity Index Fund	48,664
Spartan U.S. Equity Index Fund	17,839
Fixed income	34,892

Total	$102,276

        The valuation methodologies used to determine the fair values reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. The Plan's group deposit administration annuity contract with PLICO is valued at contract value, which the Company believes approximates fair value. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to purchase annuities. Units in collective short-term and collective investment funds are valued at the unit value, which approximates fair value, as reported by the trustee of the collective short-term and collective investment funds on each valuation date. These methods of valuation may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$—	$881	$—	$881
Collective investment fund	17,839	48,664	—	66,503
Group deposit administration annuity contract	—	—	34,892	34,892

Total investments	$17,839	$49,545	$34,892	$102,276

        A reconciliation of the beginning and ending balances for the fair value measurements for which significant unobservable inputs (Level 3) have been used is as follows:

As of December 31, 2009
(Dollars In Thousands)
Balance, beginning of year	$38,341
Interest income	2,051
Transfers to the collective short-term investments fund	(5,500)

Balance, end of year	$34,892

        Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.

        Estimated future benefit payments under the defined benefit pension plan are as follows:

Years	Defined Benefit Pension Plan	Unfunded Excess Benefits Plan
	(Dollars In Thousands)
2010	$11,262	$2,446
2011	11,262	2,438
2012	11,560	2,486
2013	11,979	2,744
2014	12,767	2,454
2015-2019	73,830	13,878

Other Postretirement Benefits

        In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2009 and 2008, the accumulated postretirement benefit obligation associated with these benefits was $1.7 million and $1.7 million, respectively.

        The change in the benefit obligation for the retiree medical plan is as follows:

	2009	2008
	(Dollars in Thousands)
Change in Benefit Obligation
Benefit Obligation, Beginning of Year	$1,726	$1,535
Service Cost	13	23
Interest Cost	81	94
Amendments	—	540
Actuarial (gain) or loss	181	(79)
Plan Participant Contributions	282	283
Benefits Paid	(624)	(670)
Special Termination Benefits	—	—

Benefit Obligation, End of Year	$1,659	$1,726

        For a closed group of retirees over age 65, the Company provides a prescription drug benefit. As of December 31, 2009 and 2008, the Company's liability related to this benefit was $0.1 million and $0.1 million, respectively. The Company's obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        The Company also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. As of December 31, 2009 and 2008, the accumulated postretirement benefit obligation associated with these benefits is as follows:

	2009	2008
	(Dollars in Thousands)
Change in Benefit Obligation
Benefit Obligation, Beginning of Year	$6,791	$6,518
Service Cost	104	101
Interest Cost	409	394
Amendments	—	—
Actuarial (gain) or loss	224	(118)
Plan Participant Contributions	—	—
Benefits Paid	(191)	(104)
Special Termination Benefits	—	—

Benefit Obligation, End of Year	$7,337	$6,791

        For the postretirement life insurance plan, the Company's expected long-term rate of return assumption used to determine benefit obligations and the net periodic benefit cost as of December 31, 2009, is 4.0%. In assessing the reasonableness of its long term rate of return assumption, the Company utilized a 20 year annualized return on Barclay's short treasury index. This 20 year return provided results that were consistent with the Company's long term rate of return assumption.

        Investments of the Company's group life insurance plan were held by Aliant Bank through December 2008 when the Company changed the Custodian to Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in money market funds.

        The fair value of each major category of plan assets for the Company's postretirement life insurance plan is as follows:

	For The Year Ended December 31,
Category of Investment	2009	2008
	(Dollars In Thousands)
Money Market Fund	$6,235	$6,290

        Investments are stated at fair value and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The money market funds are valued at the net asset value of shares held at year end. This method of valuation may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money Market Funds	$6,235	$—	$—	$6,235

        Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Retirement Plan

        The Company sponsors a 401(k) Plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax "Roth" contributions. Employees may contribute up to 25% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($16,500 for 2009). The Company matches employee contributions dollar for dollar up to a maximum of 4% of an employee's pay per year per person. All matching contributions vest immediately. Before the 2008 Plan year, if the Company's financial performance achieved certain goals set by the Board of Directors, certain employees who were not otherwise under a bonus or sales incentive plan could receive an extra profit sharing contribution in stock of up to 3% of base pay. The profit sharing contribution was discontinued after the 2007 Plan year.

        Prior to 2009, employee contributions to the Company's 401(k) Plan were matched through use of an ESOP established by the Company. Expense related to the ESOP consisted of the cost of the shares allocated to participating employees plus the interest expense on the ESOP's note payable to the Company less dividends on shares held by the ESOP. All shares held by the ESOP were treated as outstanding for purposes of computing earnings per share. The expense recorded by the Company for these employee benefits was $1.0 million and $1.8 million in 2008 and 2007, respectively. Beginning in 2009, the Company adopted a cash match for employee contributions to the 401(k) plan and recorded an expense of $4.6 million for 2009.

        Effective as of January 1, 2005, the Company adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by the Company for this employee benefit was $0.3 million, $0.5 million, and $0.2 million, respectively, in 2009, 2008, and 2007.

Deferred Compensation Plan

        The Company has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof. The Company may, from time to time, reissue treasury shares or buy in the open market shares of common stock to fulfill its obligation under the plans. As of December 31, 2009 the plans had 915,596 shares of common stock equivalents credited to participants. The Company's obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of its common stock, in which case they are reported as a component of shareowners' equity.

15. EARNINGS (LOSS) PER SHARE

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

        A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share is presented below:

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings (loss) per share:
Net income (loss)	$271,488	$(41,855)	$289,566

Average shares issued and outstanding	79,579,777	70,118,957	70,022,431
Issuable under various deferred compensation plans	908,917	990,004	1,038,721

Weighted shares outstanding—Basic	80,488,694	71,108,961	71,061,152

Per share:
Basic earnings (loss) per share	$3.37	$(0.59)	$4.07

Calculation of diluted earnings (loss) per share:
Net income (loss)	$271,488	$(41,855)	$289,566

Weighted shares outstanding—Basic	80,488,694	71,108,961	71,061,152
Stock appreciation rights ("SARs")(1)(2)	364,691	—	234,810
Issuable under various other stock-based compensation plans(2)	138,514	—	171,339
Restricted stock units(2)	257,366	—	10,720

Weighted shares outstanding—Diluted(2)	81,249,265	71,108,961	71,478,021

Per share:
Diluted earnings (loss) per share	$3.34	$(0.59)	$4.05

(1)
Excludes 1,556,873; 1,559,573; and 357,320 SARs as of December 31, 2009, 2008, and 2007, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company's earnings (loss) per share and will be included in the Company's calculation of the diluted average shares outstanding, for applicable periods.
(2)
Per the earnings per share guidance, the ASC Earnings Per Share Topic, no potential common shares are included in the computation of diluted per share amounts when a loss from operation exists. Potential SARs totaling 125,704 for the year ended December 31, 2008, potential shares issuable under various other stock-based compensation plans totaling 141,258 for the year ended December 31, 2008, and potential restricted stock units totaling 9,855 for the year ended December 31, 2008, were outstanding but were antidilutive and thus not included in the computation of diluted EPS for the respective periods.

16. INCOME TAXES

        The Company's effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2009	2008	2007
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%
State income taxes	0.3	(1.0)	0.7
Investment income not subject to tax	(1.2)	8.4	(1.8)
Uncertain tax positions	0.2	2.9	(0.1)
Other	0.6	(1.0)	(0.2)

	34.9%	44.3%	33.6%

        The provision for federal income tax in these financial statements differs from the respective amounts of income tax expense per the income tax returns for the same years due to certain revenue and expense items that are reported in these statements in years that are different from the years in which they are reported in the returns.

        The components of the Company's income tax expense related to income before the cumulative effect of a change in accounting principle are as follows:

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Income tax expense per the income tax returns:
Federal	$(53,986)	$4,173	$(52,324)
State	4,259	3,393	(13)

Total current	$(49,727)	$7,566	$(52,337)

Deferred income tax expense:
Federal	$196,562	$(37,646)	$191,487
State	(1,545)	(3,196)	7,372

Total deferred	$195,017	$(40,842)	$198,859

        The components of the Company's net deferred income tax liability are as follows:

	As of December 31,
	2009	2008
	(Dollars In Thousands)
Deferred income tax assets:
Premium receivables and policy liabilities	$183,700	$144,159
Invested assets (other than unrealized gains)	62,062	135,848
Unrealized loss on investments	149,622	891,149
Deferred compensation	63,367	56,370
U.S. net operating loss carryforwards	—	129,370
Other	39,582	52,803
Valuation allowance	(3,071)	(3,700)

	495,262	1,405,999

Deferred income tax liabilities:

Deferred policy acquisition costs and value of business acquired	1,048,324	1,025,930

Net deferred income tax (liability) asset	$(553,062)	$380,069

        In management's judgment, the gross deferred income tax asset as of December 31, 2009, will more likely than not be fully realized. As of December 31, 2009, the Company had U.S. capital loss carryforwards of $65.5 million which will expire if not used by 2013 and $27 million which will expire if not used by 2014. The Company has recognized a valuation allowance of $3.1 million and $3.7 million as of December 31, 2009 and 2008, respectively, related to state net operating loss carryforwards that it has determined are more likely than not to expire unutilized. The resulting change of $(0.6) million in this valuation allowance is part of deferred state income tax expense. As of December 31, 2009 and 2008, no valuation allowance was established with regard to deferred income tax assets relating to the impairments on fixed maturities, the U.S. capital loss carryforwards, and the unrealized losses on investments. The Company relied upon certain prudent and feasible tax-planning strategies and its ability and intent to hold to recovery its fixed maturities that are currently reported at an unrealized loss.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2009	2008	2007
	(Dollars In Thousands)
Balance, beginning of period	$28,319	$24,813	$23,933
Additions for tax positions of the current year	355	—	1,895
Additions for tax positions of prior years	339	20,700	1,242
Reductions of tax positions of prior years	(2,227)	—	—
Changes in judgment	—	—	—
Settlements during the period	—	—	—
Lapses of applicable statute of limitations	—	(17,194)	(2,257)

Balance, end of period	$26,786	$28,319	$24,813

        Included in the balance above, as of December 31, 2009 and 2008, are approximately $23.1 million and $24.7 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $3.7 million and $3.6 million as of December 31, 2009 and as of December 31, 2008, respectively.

        Any accrued interest and penalties related to the unrecognized tax benefits have been included in income tax expense. These amounts totaled $1.1 million, less than $0.1 million, and $(0.4) million in 2009, 2008, and 2007, respectively. The Company has approximately $6.6 million and $5.5 million of accrued interest associated with unrecognized tax benefits as of December 31, 2009 and as of December 31, 2008, respectively (before taking into consideration the related income tax benefit that is associated with such an expense).

        Using the information available as of December 31, 2009, the Company believes that in the next 12 months, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for tax years that began before 2005.

17. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Cash paid/(received) during the year:
Interest on debt	$106,974	$142,761	$126,235
Income taxes	5,900	(102,952)	7,205
Noncash investing and financing activities:
Reissuance of treasury stock to ESOP	—	(1,874)	787
Change in unallocated stock in ESOP	474	379	379
Stock-based compensation	3,567	3,146	6,149
Increase (decrease) in collateral for securities lending transactions	(9,755)	(293,046)	(25,234)

        Total cash interest paid on debt for the year ended December 31, 2009, was $107.0 million. Of this amount, $38.3 million related to interest on long-term debt, $31.0 million related to interest on non-recourse funding obligations, $37.6 million related to interest on subordinated debt, and $0.1 million related to other interest.

18. RELATED PARTY TRANSACTIONS

        Certain corporations with which the Company's directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $13.4 million, $12.1 million, and $12.7 million in 2009, 2008, and 2007, respectively. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $2.7 million, $1.4 million, and $1.8 million in 2009, 2008, and 2007, respectively.

        As of December 31, 2009, the holding company ("PLC") had outstanding loaned securities from certain noninsurance subsidiaries with a fair value amount of $99.3 million, including accrued interest. These transactions were eliminated in consolidation.

        As of December 31, 2009, Golden Gate had issued $980.0 million in aggregate principal amount of floating rate surplus notes to PLC.

        The Company has also entered into intercompany reinsurance agreements that provide for a more balanced mix of business at various insurance entities. These transactions were eliminated in consolidation.

19. STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

        Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred, b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions, c) deferred income taxes are not subject to statutory limitations as to amounts recognized and are recognized through earnings as opposed to being charged to shareowners' equity, d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to shareowners' equity, e) furniture and equipment, agents' debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted assets), f) certain items of interest income, such as mortgage and bond discounts, are amortized differently, and g) bonds are recorded at their market values instead of amortized cost.

        Statutory net income for PLICO was $549.9 million for the year ended December 31, 2009 and a net loss of $300.4 million for the year ended December 31, 2008, respectively. Statutory net income was $350.9 million for the year ended December 31, 2007. Statutory capital and surplus for PLICO was $2.6 billion and $1.8 billion as of December 31, 2009 and 2008, respectively. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2010 is estimated to be $704.8 million.

        State insurance regulators and the National Association of Insurance Commissioners ("NAIC") have adopted risk-based capital ("RBC") requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.

        A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to the RBC. Under RBC requirements, regulatory compliance is determined by the ratio of a company's total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2009, the Company's total adjusted capital and company action level RBC was $2.8 billion and $653 million, respectively, providing an RBC ratio of approximately 429%.

        As of December 31, 2009, the Company's insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $53.6 million.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Effective January 1, 2008, the Company determined the fair value of its financial instruments based on the fair value hierarchy established in FASB guidance referenced in the Fair Value Measurements and Disclosures Topic which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In the first quarter of 2009, the Company adopted the provisions from the FASB guidance that is referenced in the Fair Value Measurements and Disclosures Topic for non-financial assets and liabilities (such as property and equipment, goodwill, and other intangible assets) that are required to be measured at fair value on a periodic basis. The effect on the Company's periodic fair value measurements for non-financial assets and liabilities was not material.

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

        The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Asset-backed securities	$—	$360,797	$693,930	$1,054,727
Commercial mortgage-backed securities	—	143,486	844,535	988,021
Residential mortgage-backed securities	—	3,370,688	23	3,370,711
U.S. government-related bonds	444,302	30,198	15,102	489,602
State, municipalities and political subdivisions	—	350,632	86	350,718
Other government-related bonds	16,992	389,379	—	406,371
Corporate bonds	200	13,127,347	86,328	13,213,875

Total fixed maturity securities—available-for-sale	461,494	17,772,527	1,640,004	19,874,025
Fixed maturity securities—trading	277,108	2,574,205	105,089	2,956,402

Total fixed maturity securities	738,602	20,346,732	1,745,093	22,830,427
Equity securities	204,697	92	70,708	275,497
Other long-term investments(1)	—	22,926	16,525	39,451
Short-term investments	983,123	66,486	—	1,049,609

Total investments	1,926,422	20,436,236	1,832,326	24,194,984
Cash	205,325	—	—	205,325
Other assets	4,977	—	—	4,977
Assets related to separate acccounts
Variable annuity	2,948,457	—	—	2,948,457
Variable universal life	316,007	—	—	316,007

Total assets measured at fair value on a recurring basis	$5,401,188	$20,436,236	$1,832,326	$27,669,750

Liabilities:
Annuity account balances(2)	$—	$—	$149,893	$149,893
Other liabilities(1)	—	43,045	105,838	148,883

Total liabilities measured at fair value on a recurring basis	$—	$43,045	$255,731	$298,776

(1)
Includes certain freestanding and embedded derivatives.
(2)
Represents liabilities related to equity indexed annuities.

        The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Asset-backed securities	$—	$389,052	$682,710	$1,071,762
Commercial mortgage-backed securitites	—	165,266	855,817	1,021,083
Residential mortgage-backed securities	—	4,158,899	34	4,158,933
U.S. government-related bonds	55,672	26,189	10,072	91,933
State, municipalities and political subdivisions	—	29,715	93	29,808
Other government-related bonds	—	217	—	217
Corporate bonds	—	10,409,981	78,770	10,488,751

Total fixed maturity securities—available-for-sale	55,672	15,179,319	1,627,496	16,862,487
Fixed maturity securities—trading	375,025	2,828,823	32,645	3,236,493

Total fixed maturity securities	430,697	18,008,142	1,660,141	20,098,980
Equity securities	214,413	11,309	76,410	302,132
Other long-term investments(1)	48	5,901	256,973	262,922
Short-term investments	985,950	72,395	1,161	1,059,506

Total investments	1,631,108	18,097,747	1,994,685	21,723,540
Cash	149,358	—	—	149,358
Other assets	3,985	—	—	3,985
Assets related to separate acccounts
Variable annuity	2,027,470	—	—	2,027,470
Variable universal life	242,944	—	—	242,944

Total assets measured at fair value on a recurring basis	$4,054,865	$18,097,747	$1,994,685	$24,147,297

Liabilities:
Annuity account balances(2)	$—	$—	$152,762	$152,762
Other liabilities(1)	3,179	123,006	113,311	239,496

Total liabilities measured at fair value on a recurring basis	$3,179	$123,006	$266,073	$392,258

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

  Fixed Maturity, Short-Term, and Equity Securities

        The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a "waterfall" approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price over 90% of the Company's fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.

        The pricing matrix used by the Company begins with current spread levels to determine the market price for the security. The credit spreads, assigned by brokers, incorporate the issuer's credit rating, liquidity discounts, weighted average of contracted cash flows, and risk premium, if warranted, due to the issuer's industry and the security's time to maturity. The Company uses credit ratings provided by nationally recognized rating agencies.

        For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2009.

        The Company has analyzed the third party pricing services' valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs that is in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. Based on this evaluation and investment class analysis, each price was classified into Level 1, 2 or 3. Most prices provided by third party pricing services are classified into Level 2 because the significant inputs used in pricing the securities are market observable and the observable inputs are corroborated by the Company. Since the matrix pricing of certain debt securities includes significant non-observable inputs, they are classified as Level 3.

  Derivatives

        Derivative instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31,

2009, 57.1% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analysis.

        Derivative instruments classified as Level 1 include futures and certain options, which are traded on active exchange markets.

        Derivative instruments classified as Level 2 primarily include interest rate, inflation, currency exchange, and credit default swaps. These derivative valuations are determined using independent broker quotations, which are corroborated with observable market inputs.

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

  GMWB Embedded Derivative

        The GMWB embedded derivative is marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ significant unobservable inputs, such as lapses, policyholder behavior, equity market returns, interest rates, the Company's nonperformance risk measure, and market volatility. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. As a result, the GMWB embedded derivative is categorized as Level 3.

  Separate Accounts

        Separate account assets are invested in open-ended mutual funds and are included in Level 1.

        The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2009, for which the Company has used significant unobservable inputs (Level 3):

							Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains (losses)
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Purchases, Issuances, and Settlements (net)	Transfers in and/or out of Level 3	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Asset-backed securities	$682,710	$72	$5,301	$8,969	$(3,122)	$693,930	$—
Commercial mortgage-backed securities	855,817	—	39,602	(50,884)	—	844,535	—
Residential mortgage-backed securities	34	(13,983)	9,417	1,000	3,555	23	—
U.S. government-related bonds	10,072	—	769	14,772	(10,511)	15,102	—
State, municipalities and political subdivisions	93	—	—	(7)	—	86	—
Other government-related bonds	—	—	—	—	—	—	—
Corporate bonds	78,770	(152)	7,294	(32,124)	32,540	86,328	—

Total fixed maturity securities—available-for-sale	1,627,496	(14,063)	62,383	(58,274)	22,462	1,640,004	—
Fixed maturity securities—trading	32,645	8,568	—	91,517	(27,641)	105,089	6,585

Total fixed maturity securities	1,660,141	(5,495)	62,383	33,243	(5,179)	1,745,093	6,585
Equity securities	76,410	(56)	556	(6,182)	(20)	70,708	—
Other long-term investments(1)	256,973	(240,448)	—	—	—	16,525	(240,448)
Short-term investments	1,161	—	(286)	—	(875)	—	—

Total investments	1,994,685	(245,999)	62,653	27,061	(6,074)	1,832,326	(233,863)

Total assets measured at fair value on a recurring basis	$1,994,685	$(245,999)	$62,653	$27,061	$(6,074)	$1,832,326	$(233,863)

Liabilities:
Annuity account balances(2)	$152,762	$(5,259)	$—	$8,128	$—	$149,893	$—
Other liabilities(1)	113,311	7,473	—	—	—	105,838	7,473

Total liabilities measured at fair value on a recurring basis	$266,073	$2,214	$—	$8,128	$—	$255,731	$7,473

(1)
Represents certain freestanding and embedded derivatives.
(2)
Represents liabilities related to equity indexed annuities

        For the year ended December 31, 2009, $36.2 million of securities were transferred into Level 3. This amount was transferred entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers using significant observable market inputs where significant observable market inputs are no longer available as of December 31, 2009.

        For the year ended December 31, 2009, $42.3 million of securities were transferred out of Level 3. This amount was transferred entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that had significant unobservable market inputs and are now being priced by independent pricing services or brokers using significant observable market inputs as of December 31, 2009.

        The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2008, for which the Company has used significant unobservable inputs (Level 3):

							Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains (losses)
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Purchases, Issuances, and Settlements (net)	Transfers in and/or out of Level 3	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Asset-backed securities	$130,747	$(10,524)	$(85,640)	$607,533	$40,594	$682,710	$—
Commercial mortgage-backed securities	1,136,913	—	(52,696)	(94,967)	(133,433)	855,817	—
Residential mortgage-backed securities	35,694	—	(2,416)	(6,597)	(26,647)	34	—
U.S. government-related bonds	111,104	—	(932)	(100,100)	—	10,072	—
State, municipalities and political subdivisions	9,126	—	(406)	(318)	(8,309)	93	—
Other government-related bonds	—	—	—	—	—	—	—
Corporate bonds	2,301,280	(39,736)	(306,633)	(262,006)	(1,614,135)	78,770	—

Total fixed maturity securities—available-for-sale	3,724,864	(50,260)	(448,723)	143,545	(1,741,930)	1,627,496	—
Fixed maturity securities—trading	874,380	(68,666)	—	(324,110)	(448,959)	32,645	1,272

Total fixed maturity securities	4,599,244	(118,926)	(448,723)	(180,565)	(2,190,889)	1,660,141	1,272
Equity securities	18,135	(50)	(25)	58,408	(58)	76,410	—
Other long-term investments(1)	2,951	255,914	—	(1,892)	—	256,973	255,914
Short-term investments	66,327	—	(807)	—	(64,359)	1,161	—

Total investments	4,686,657	136,938	(449,555)	(124,049)	(2,255,306)	1,994,685	257,186

Total assets measured at fair value on a recurring basis	$4,686,657	$136,938	$(449,555)	$(124,049)	$(2,255,306)	$1,994,685	$257,186

Liabilities:
Annuity account balances(2)	$143,634	$(2,848)	$—	$(6,280)	$—	$152,762	$(2,848)
Other liabilities(1)	39,168	(76,041)	—	1,898	—	113,311	(76,041)

Total liabilities measured at fair value on a recurring basis	$182,802	$(78,889)	$—	$(4,382)	$—	$266,073	$(78,889)

(1)
Represents certain freestanding and embedded derivatives.
(2)
Represents liabilities related to equity indexed annuities.

        For the year ended December 31, 2008, the Company had $147 million of bonds that were transferred from Level 2 into Level 3. This amount represented approximately 0.6% of total fixed maturity investments as of January 1, 2008. No other assets were transferred into Level 3 during the period.

        For the year ended December 31, 2008, $2.4 billion of securities were transferred out of Level 3. Of this amount, $2.38 billion were transferred to Level 2 and $0.02 billion were transferred to Level 1. These transfers resulted from the following:

  •
  During 2008, the Company obtained additional documentation from third party pricing services regarding the method used to price privately-held corporate bonds and CMBS. Based on a review of this new information, the Company determined that there were no significant unobservable inputs used in the valuation. As a result, $1.5 billion of securities were transferred from Level 3 to Level 2.

  •
  During 2008, as the Company continued to identify valuation techniques most representative of fair value, the Company determined that certain pricing methodologies originally believed to incorporate significant unobservable inputs had no such inputs. Therefore, the Company transferred $0.6 billion of securities that were classified as Level 3 as of June 30, 2008 to Level 2 during the third quarter of 2008.

  •
  As of January 1, 2008, the Company had $0.3 billion of internally priced securities on which we obtained values on from third party services or brokers during 2008. Of this amount, $0.3 billion was transferred to Level 2 and $0.02 billion was transferred to Level 1.

        Total realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either realized investment gains (losses) within the Consolidated Statements of Income (Loss) or other comprehensive income (loss) within shareowners' equity based on the appropriate accounting treatment for the item.

        Purchases, sales, issuances, and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily relates to purchases and sales of fixed maturity securities and issuances and settlements of equity indexed annuities.

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

        The amount of total gains (losses) for assets and liabilities still held as of the reporting date primarily represents changes in fair value of trading securities and certain derivatives that exist as of the reporting date and the change in fair value of equity indexed annuities.

        During 2008, the Company changed certain assumptions used in its methodology for determining the fair value for retained beneficial interests in CMBS holdings related to the Company's sponsored commercial mortgage loan securitizations. Prior to the third quarter, the Company used external broker valuations to determine the fair value of these positions. These valuations were based on the cash flows of the commercial mortgages underlying the notes, as well as observable market spread assumptions for investments with similar coupons and/or characteristics based on the fair value hierarchy criteria and non-observable assumptions and factors utilizing general market information available as of the valuation date. During 2008, the Company still believes that little or no secondary market existed for CMBS holdings similar to those in the Company's portfolio, and additionally, certain of the tranches within the Company's holdings fell below the collapse provision levels in the underlying security agreements. Therefore, the relevant observable inputs from CMBS sales activity could not be obtained for what the Company considered a supportable or appropriate calculation of fair value based on the Company's previous methodology.

        As a result of the factors noted and in accordance with the clarifying guidance issued by the FASB during 2008, the Company determined the fair value of these CMBS holdings using a combination of external broker valuations and an internally developed model. This model includes inputs derived by the Company based on assumed discount rates relative to the Company's current mortgage loan lending rate and an expected cash flow analysis based on a review of the commercial mortgage loans underlying the notes. The model also contains the Company's determined representative risk adjustment assumptions related to nonperformance and liquidity risks. The Company believes that this valuation approach provides a more accurate calculation of the fair value of these securities under the fair value hierarchy guidance and given the current inactive market conditions.

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

  Estimated Fair Value of Financial Instruments

        The carrying amounts and estimated fair values of our financial instruments are as follows:

	As of December 31,
	2009		2008
	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
	(Dollars In Thousands)
Assets (see Notes 2 and 4):
Mortgage loans on real estate	$3,883,414	$4,130,285	$3,848,288	$4,571,259
Policy loans	794,276	794,276	810,933	810,933
Liabilities (see Note 2):
Stable value product account balances	$3,581,150	$3,758,422	$4,960,405	$5,104,268
Annuity account balances	9,911,040	9,655,208	9,357,427	8,976,336
Debt (see Note 9):
Bank borrowings	$285,000	$285,000	$155,000	$155,000
Senior and Medium-Term Notes	1,359,852	1,331,855	559,852	452,382
Subordinated debt securities	524,743	453,523	524,743	285,103
Non-recourse funding obligations	575,000	378,205	1,375,000	713,742

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

  Bank borrowings

        The Company believes the fair value of its bank borrowings approximates carrying value. These borrowings that are outstanding under the Company's credit facility are discussed further in Note 9, Debt and Other Obligations.

  Non-recourse funding obligations

        As of December 31, 2009, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments

21. DERIVATIVE FINANCIAL INSTRUMENTS

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

        The Company has sold credit default protection on liquid traded indices to enhance the return on its investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly issued fixed maturity cash investments. Outstanding credit default swaps relate to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require the Company to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the credit derivatives is $25.0 million. As of December 31, 2009, the fair value of the credit derivatives was a liability of $2.2 million. As of December 31, 2009, the Company had collateral of $2.1 million posted with the counterparties to credit default swaps. The collateral is counterparty specific and is not tied to any one contract. If the credit default swaps needed to be settled immediately, the Company would need to post an additional payment of $0.1 million.

        As a result of the ongoing disruption in the credit markets, the fair value of these derivatives has fluctuated in response to changing market conditions. The Company believes that the unrealized gain recorded on the $25.0 million notional of credit default swaps is not indicative of the economic value of the investment.

        The Company records its derivative instruments on the balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP which requires that all derivative instruments be recognized in the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in "realized investment gains (losses)—derivative financial instruments".

  Cash-Flow Hedges

  •
  In 2002, the Company entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain foreign-currency-based stable value contracts. During 2007, the Company exited from this swap. Under the terms of the swap, the Company paid a fixed U.S. dollar-denominated rate and received a fixed foreign-currency-denominated rate.

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

  •
  The Company uses interest rate swaps to convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based rates. In 2009, 2008, and 2007, the Company recognized pre-tax losses of $0.1 million, and gains of $15.2 million and $5.3 million, respectively, representing the change in value of these derivatives and related net settlements.

  •
  In previous years, the Company has used certain foreign currency swaps, which are not designated as cash flow hedges, to mitigate its exposure to changes in currency rates. For 2008 and 2007, the Company recorded pre-tax losses of $11.0 million and a pre-tax gain of $7.7 million on these swaps, respectively. In connection with these swaps, the Company also recognized pre-tax gains of $11.0 million and pre-tax losses of $3.5 million, respectively, during 2008 and 2007 as the change in value of the related foreign currency denominated stable value contracts. These net gains or losses primarily result from differences in the forward and spot exchange rates used to revalue the swaps and the stable value contracts. The final swap and related stable value contract matured in November of 2008. No foreign currency swaps remain outstanding.

  •
  The Company also uses short positions in interest rate futures to mitigate the interest rate risk associated with its mortgage loan commitments. During 2009, 2008, and 2007, the Company recognized pre-tax gains of $6.9 million and losses of $25.8 million and $3.7 million, respectively, as a result of changes in value of these future positions.

  •
  The Company uses certain interest rate swaps to mitigate interest rate risk related to floating rate exposures. The Company realized a gain of $39.3 million and a loss of $24.9 million on interest rate swaps for the years ended December 31, 2009 and 2008, respectively.

  •
  The Company uses other swaps and options to manage risk related to other exposures. For 2009, 2008, and 2007, the Company recognized pre-tax gains of $6.1 million and losses of $14.7 million and $10.6 million, respectively, for the change in fair value of these derivatives.

  •
  The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives that must be reported at fair value. Changes in fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes which substantially offset the gains or losses on these embedded derivatives.

  •
  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized gains of $19.2 million and losses of $32.9 million and $0.5 million related to these embedded derivatives during 2009, 2008, and 2007, respectively.

  •
  The Company entered into credit default swaps and various other derivative positions to enhance the return on its investment portfolio. The Company reported net gains of $3.4 million, net losses of $13.2 million, and net gains of $3.3 million related to credit default swaps for the years ended December 31, 2009, 2008, and 2007, respectively, from the change in swaps' fair value, positions closed, and premium income.

        The tables below present information about the nature and accounting treatment of the Company's primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31, 2009
	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:(1)
Interest rate	$75,000	$16,174
Embedded derivative—Modco reinsurance treaties	1,883,109	5,907
Embedded derivative—GMWB	429,562	10,579
Embedded derivative—GMAB	5,442	39
Other	60,808	6,752

	$2,453,921	$39,451

Other liabilities
Cash flow hedges:
Inflation	$343,526	$19,141
Interest rate	175,000	11,965
Derivatives not designated as hedging instruments:(1)
Credit default swaps	25,000	2,172
Interest rate	110,000	7,011
Embedded derivative—Modco reinsurance treaties	1,077,376	81,339
Embedded derivative GMWB	660,090	24,423
Embedded derivative GMAB	1,996	77
Other	10,707	2,755

	$2,403,695	$148,883

(1)
Additional information on derivatives not designated as hedging instruments is referenced under the ASC Derivatives and Hedging Topic.

Effect Of Hedging Derivative Instrument On Income And Other Comprehensive Income

	For The Year Ended December 31, 2009
	Realized investment gains (losses)	Benefits and settlement expenses	Other comprehensive income
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$(2,442)
Inflation	—	—	28,723
Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) :
Interest rate	$—	$(7,887)	$—
Inflation	—	(11,635)	—
Gain (loss) recognized in income (ineffective portion):
Inflation	$1,570	$—	$—

        Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $7.7 million out of accumulated other comprehensive income into earnings during the next twelve months.

Gain (Loss) on Derivatives Not Designated as Hedging Instruments(1)

Realized investment gains (losses)—derivative financial instruments

For The Year Ended December 31, 2009
(Dollars In Thousands)
Interest rate risk
Mortgage loan commitments	$6,889
Interest rate swaps	39,317
Credit risk	3,351
Embedded derivative—Modco reinsurance treaties	(252,698)
Embedded derivative—GMWB	19,246
Other	5,942

$(177,953)

(1)
Additional information on derivatives not designated as hedging instruments is referenced under the ASC Derivatives and Hedging Topic.

Realized investment gains (losses)—all other investments

For The Year Ended December 31, 2009
(Dollars In Thousands)
Fixed income Modco trading portfolio(1)	$285,178
(1)
The Company elected to include the use of alternate disclosures for trading activities.

22. OPERATING SEGMENTS

        The Company has several operating segments each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments, as prescribed in the ASC Segment Reporting Topic, and makes adjustments to its segment reporting as needed. A brief description of each segment follows.

  •
  The Life Marketing segment markets level premium term insurance ("traditional"), UL, variable universal life, and bank-owned life insurance ("BOLI") products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

  •
  The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Policies acquired through the Acquisitions segment are "closed" blocks of business (no new policies are being marketed). Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

  •
  The Annuities segment markets and supports fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

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

  •
  The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers' investments in automobiles, watercraft, and recreational vehicles. In addition, the segment markets a GAP product.

  •
  The Corporate and Other segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including net investment income on capital and interest on debt), and a trading portfolio that was previously part of a variable interest entity. This segment also includes earnings from several non-strategic or runoff lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

        The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income (loss) and assets. Segment operating income (loss) is income (loss) before income tax excluding net realized investment gains and losses (net of the related amortization of DAC/ VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income (loss). Segment operating income (loss) represents the basis on which the performance of the Company's business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

        There were no significant intersegment transactions during 2009, 2008, and 2007.

        The following tables summarize financial information for the Company's segments. Asset adjustments represent the inclusion of assets related to discontinued operations:

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Revenues
Life Marketing	$1,096,396	$1,023,339	$1,003,251
Acquisitions	777,181	716,722	892,433
Annuities	508,856	340,756	314,696
Stable Value Products	220,857	331,286	301,595
Asset Protection	277,003	293,221	329,387
Corporate and Other	187,732	(199,760)	210,339

Total revenues	$3,068,025	$2,505,564	$3,051,701

Segment Operating Income
Life Marketing	$137,826	$188,535	$189,186
Acquisitions	133,760	136,479	129,247
Annuities	56,642	18,707	23,051
Stable Value Products	61,963	89,811	50,231
Asset Protection	23,229	30,789	41,559
Corporate and Other	81,980	(105,986)	(3,416)

Total segment operating income	495,400	358,335	429,858
Realized investment (losses) gains—investments(1)	125,352	(585,340)	(1,485)
Realized investment (losses) gains—derivatives(2)	(203,974)	151,874	7,715
Income tax benefit (expense)	(145,290)	33,276	(146,522)

Net income (loss)	$271,488	$(41,855)	$289,566

(1) Realized investment (losses) gains—investments	$120,149	$(584,492)	$8,602
Less: participating income from real estate ventures	—	—	6,857
Less: related amortization of DAC	(5,203)	848	3,230

	$125,352	$(585,340)	$(1,485)

(2) Realized investment gains (losses)—derivatives	$(177,953)	$116,657	$8,469
Less: settlements on certain interest rate swaps	3,401	5,754	822
Less: derivative activity related to certain annuities	22,620	(40,971)	(68)

	$(203,974)	$151,874	$7,715

Net investment income
Life Marketing	$362,108	$350,053	$325,118
Acquisitions	479,743	530,028	578,965
Annuities	440,097	347,551	267,308
Stable Value Products	221,688	328,353	300,201
Asset Protection	33,157	38,656	39,100
Corporate and Other	128,243	80,523	165,242

Total net investment income	$1,665,036	$1,675,164	$1,675,934

Amortization of deferred policy acquisition costs and value of business acquired
Life Marketing	$144,125	$94,422	$106,094
Acquisitions	59,025	74,384	79,239
Annuities	81,928	616	27,685
Stable Value Products	3,471	4,467	4,199
Asset Protection	55,120	57,704	82,280
Corporate and Other	1,900	2,149	773

Total amortization of deferred policy acquisition costs	$345,569	$233,742	$300,270

	Operating Segment Assets As of December 31, 2009
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$8,753,212	$9,136,474	$9,977,455	$3,569,038
Deferred policy acquisition costs and value of business acquired	2,277,256	839,829	430,705	12,112
Goodwill	10,192	44,910	—	—

Total assets	$11,040,660	$10,021,213	$10,408,160	$3,581,150

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$742,456	$6,325,374	$26,372	$38,530,381
Deferred policy acquisition costs and value of business acquired	97,499	5,949	—	3,663,350
Goodwill	62,671	83	—	117,856

Total assets	$902,626	$6,331,406	$26,372	$42,311,587

	Operating Segment Assets As of December 31, 2008
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$7,874,075	$9,572,548	$7,530,551	$4,944,830
Deferred policy acquisition costs and value of business acquired	2,580,806	956,436	528,310	15,575
Goodwill	10,192	48,008	—	—

Total assets	$10,465,073	$10,576,992	$8,058,861	$4,960,405

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$878,280	$4,424,754	$26,136	$35,251,174
Deferred policy acquisition costs and value of business acquired	114,615	4,579	—	4,200,321
Goodwill	62,671	83	—	120,954

Total assets	$1,055,566	$4,429,416	$26,136	$39,572,449

23. CONSOLIDATED QUARTERLY RESULTS—UNAUDITED

        The Company's unaudited consolidated quarterly operating data for the year ended December 31, 2009 and 2008 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management's opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowners' equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands, Except Per Share Amounts)
2009
Premiums and policy fees	$659,152	$679,989	$652,497	$698,061
Reinsurance ceded	(358,299)	(394,225)	(351,664)	(422,865)

Net of reinsurance ceded	300,853	285,764	300,833	275,196
Net investment income	421,685	431,144	409,956	402,251
Realized investment gains (losses)	(39,236)	28,837	(60,932)	13,527
Other income	38,663	39,586	41,222	178,677

Total revenues	721,965	785,331	691,079	869,651
Benefits and expenses	689,809	645,113	649,443	666,883

Income before income tax	32,156	140,218	41,636	202,768
Income tax expense	10,021	49,461	14,051	71,757

Net income	$22,135	$90,757	$27,585	$131,011

Net income (loss) per share—basic	$0.31	$1.17	$0.32	$1.51
Average shares outstanding—basic	70,850,571	77,893,480	86,481,240	86,491,754
Net income (loss) per share—diluted	$0.31	$1.16	$0.32	$1.50
Average shares outstanding—diluted	71,392,134	78,528,511	87,372,659	87,459,899
2008
Premiums and policy fees	$662,404	$678,873	$664,464	$686,812
Reinsurance ceded	(371,072)	(423,774)	(366,734)	(421,230)

Net of reinsurance ceded	291,332	255,099	297,730	265,582
Net investment income	408,465	438,941	423,522	404,236
Realized investment gains (losses)	(29,702)	(47,324)	(259,111)	(131,698)
Other income	45,509	47,983	47,943	47,057

Total revenues	715,604	694,699	510,084	585,177
Benefits and expenses	662,015	637,220	670,026	611,434

Income (loss) before income tax	53,589	57,479	(159,942)	(26,257)
Income tax expense (benefit)	17,707	19,295	(59,934)	(10,344)

Net income (loss)	$35,882	$38,184	$(100,008)	$(15,913)

Net income (loss) per share—basic	$0.50	$0.54	$(1.41)	$(0.22)
Average shares outstanding—basic	71,080,703	71,116,961	71,115,365	71,122,593
Net income (loss) per share—diluted	$0.50	$0.53	$(1.41)	$(0.22)
Average shares outstanding—diluted	71,453,824	71,442,599	71,115,365 (1)	71,122,593 (1)
(1)
Per the earnings per share guidance, the ASC Earnings Per Share Topic, no potential common shares are included in the computation of diluted per share amounts when a loss from operations exists. See Note 15, Earnings (Loss) Per Share for additional information.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Protective Life Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries (the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Controls Over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the recognition and presentation of other-than-temporary-impairments effective January 1, 2009. Additionally, the Company changed its measurement and disclosures related to the determination of fair value effective January 1, 2008, and its methods of accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts, uncertainty in income taxes, certain hybrid financial instruments, and the servicing of financial assets, effective January 1, 2007.

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
February 26, 2010

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME (LOSS)
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Revenues
Dividends from subsidiaries*	$929	$2,745	$6,060
Service fees from subsidiaries*	133,253	133,090	123,921
Net investment income (loss)	9,540	(481)	827
Realized investment gains (losses)	(1,114)	(22,793)	552
Other income	106	737	16,975

Total revenues	142,714	113,298	148,335

Expenses
Operating and administrative	67,669	58,029	63,930
Interest—subordinated debt	22,985	22,985	22,985
Interest—other	67,227	46,771	37,401

Total expenses	157,881	127,785	124,316

Income (loss) before income tax and other items below	(15,167)	(14,487)	24,019
Income tax (benefit) expense	(5,813)	(10,853)	(5,211)

Income (loss) before equity in undistributed income (loss) of subsidiaries	(9,354)	(3,634)	29,230
Equity in undistributed income (loss) of subsidiaries*	280,842	(38,221)	260,336

Net income (loss)	$271,488	$(41,855)	$289,566

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	As of December 31,
	2009	2008
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities	$36	$136
Equity securities	40,373	33,901
Surplus notes from affiliate	980,000	130,000
Other long-term investments	—	2,561
Short-term investments	7,750	2,961
Investments in subsidiaries (equity method)*	3,800,042	1,998,817

Total investments	4,828,201	2,168,376
Cash	5	3,037
Receivables from subsidiaries*	38,362	32,842
Property and equipment, net	1,071	1,505
Goodwill	10,275	10,275
Income tax receivable	—	1,573
Other	4	75

Total assets	$4,877,918	$2,217,683

Liabilities
Accrued expenses and other liabilities	$122,688	$98,618
Accrued income taxes	1,664	—
Deferred income taxes	5,840	12,637
Notes to affiliates	99,310	105,738
Long-term debt	1,644,852	714,852
Subordinated debt securities	524,743	524,743

Total liabilities	2,399,097	1,456,588

Commitments and contingencies—Note 11
Shareowners' equity
Common stock	$44,388	$36,626
Additional paid-in-capital	576,887	448,481
Treasury stock	(25,929)	(26,978)
Unallocated stock in employee stock ownership plan	—	(474)
Retained earnings, including undistributed income of subsidiaries: (2009—$2,641,641; 2008—$2,360,799)	2,204,644	1,970,496
Accumulated other comprehensive income
Net unrealized gains (losses) on investments, all from subsidiaries, net of income tax: (2009—$(121,737); 2008—$(863,520))	(225,648)	(1,575,028)
Net unrealized gains (losses) relating to other-than-temporary impaired for which a portion has been recognized in earnings, net of income tax; (2009—$(16,704); 2008 -$0)	(31,021)	—
Accumulated gain (loss)—hedging, net of income tax: (2009—$(10,182); 2008—$(25,980))	(18,327)	(46,762)
Minimum pension liability adjustment, net of income tax: (2009—$(24,862); 2008—$(24,374))	(46,173)	(45,266)

Total shareowners' equity	2,478,821	761,095

Total liabilities and shareowners' equity	$4,877,918	$2,217,683

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Cash flows from operating activities
Net income (loss)	$271,488	$(41,855)	$289,566
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Realized investment (gains) losses	1,114	22,793	(552)
Equity in undistributed net income (loss) of subsidiaries*	(280,842)	38,221	(260,336)
Depreciation expense	434	407	343
Receivables from subsidiaries*	(5,520)	4,237	(197)
Income tax receivable	1,573	29,934	(30,938)
Deferred income taxes	(6,978)	(14,510)	4,723
Accrued income taxes	639	—	(6,498)
Accrued expenses and other liabilities	36,743	4	11,060
Other, net	(3,244)	14,176	38,135

Net cash provided by operating activities	15,407	53,407	45,306

Cash flows from investing activities
Purchase of and/or additional investments in subsidiaries*	(174,496)	(118,253)	(88,534)
Purchase of non-recourse funding obligations	(850,000)	(130,000)	—
Investments available-for-sale:
Maturities and principal reductions of investments	—	1,511	—
Sale of investments	(175)	475	757
Cost of investments acquired	—	(36)	(116)
Change in other long-term investments	10,593	(9,132)
Change in short-term investments, net	(4,789)	(2,961)	2,000
Purchase of property and equipment	—	(462)	(1,188)
Sales of property and equipment	—	379	—
Sale of marketing subsidiary	—	—	21,425

Net cash used in investing activities	(1,018,867)	(258,479)	(65,656)

Cash flows from financing activities
Borrowings under long-term debt	1,052,000	155,000	150,000
Principal payments on line of credit arrangements and long-term debt	(122,000)	—	(64,600)
Issuance of common stock	132,575	—	—
Borrowings from affiliates*	—	105,738	—
Payments to affiliates*	(6,428)	—	—
Dividends to shareowners	(37,339)	(57,010)	(62,381)
Excess tax benefits on stock based compensation	—	—	1,712
Other financing activities, net	(18,380)	—	—

Net cash provided by financing activities	1,000,427	203,728	24,731

Change in cash	(3,032)	(1,344)	4,381

Cash at beginning of year	3,037	4,381	—

Cash at end of year	$5	$3,037	$4,381

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
PROTECTIVE LIFE CORPORATION
(Parent Company)
NOTES TO CONDENSED FINANCIAL INFORMATION

        The Company publishes consolidated financial statements that are its primary financial statements. Therefore, this parent company condensed financial information is not intended to be the primary financial statements of the Company, and should be read in conjunction with the consolidated financial statements and notes, including the discussion of significant accounting policies, thereto of Protective Life Corporation and subsidiaries.

1. BASIS OF PRESENTATION

Nature of Operations

        Protective Life Corporation ("the Company" or "PLC") is a holding company whose subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products.

2. DEBT AND OTHER OBLIGATIONS

Long-Term Debt and Subordinated Debt Securities

        Long-term debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2009	2008
	(Dollars In Thousands)
Long-term debt (year of issue):
Notes payable to banks	$285,000	$155,000
7.45% Medium-Term Notes (1996), due 2011	9,852	9,852
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
6.40% Senior Notes (2007), due 2018	150,000	150,000
7.375% Senior Notes (2009), due 2019	400,000	—
8.00% Senior Notes (2009), due 2024, callable 2014	100,000	—
8.45% Senior Notes (2009), due 2039	300,000	—

Total long-term debt	$1,644,852	$714,852

Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$103,093	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	118,557	118,557
6.12% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
7.25% Capital Securities (2006), due 2066, callable 2011	200,000	200,000

Total subordinated debt securities	$524,743	$524,743

        For the next five years, the Company's future maturities of long-term debt, excluding notes payable to banks, and subordinated debt securities are $9.9 million in 2011, $250.0 million in 2013, $150.0 million in 2014, and $1,474.7 million thereafter.

        Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the "Credit Facility"). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $285.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of December 31, 2009. Of this amount, $180.0 million was used to purchase non-recourse funding obligations issued by an indirect, wholly owned special-purpose financial captive insurance company. For additional information related to special purpose financial captives, see "Capital Resources". The Company was not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2009.

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

        On October 9, 2009, the Company closed on offerings of $400 million of its senior notes due in 2019, $100 million of its senior notes due in 2024, and $300 million of its senior notes due in 2039, for an aggregate principal amount of $800 million. These senior notes were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering of the Notes to purchase $800 million in aggregate principal amount of newly-issued surplus notes of Golden Gate. Golden Gate used a portion of the proceeds from the sale of the surplus notes to the Company to repurchase at a discount $800 million in aggregate principal amount of its outstanding Series A floating rate surplus notes that were held by third parties. This repurchase resulted in a $126.3 million pre-tax gain, net of deferred issue costs. As a result of these transactions, PLC is the sole holder of the total $980.0 million of outstanding Golden Gate surplus notes, which is eliminated at the consolidated level.

Interest Expense

        The Company uses interest rate swap agreements to convert a portion of our debt from a fixed interest rate to a floating rate. These interest rate swap agreements do not qualify as hedges of the corresponding long-term debt or subordinated debt securities. Interest expense on long-term debt and subordinated debt securities totaled $90.2 million, $69.8 million, and $60.4 million in 2009, 2008, and 2007, respectively. The $20.4 million increase in 2009, compared to 2008 related to an increase in borrowings on the Company's credit facility and increased interest expense from the $800 million of senior notes the Company issued during 2009.

3. COMMITMENTS AND CONTINGENCIES

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

        The Company leases administrative and marketing office space with an aggregate annualized rent of less than $0.7 million. Additionally, the Company leases a building contiguous to its home office. The lease extends to January 2014. At the end of the lease term the Company may purchase the building for approximately $75 million. The following is a schedule by year of future minimum rental payments required under this lease:

Year	Amount
(Dollars In Thousands)
2010	$693
2011	693
2012	697
2013	695
2014	75,000

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

4. SHAREOWNERS' EQUITY

        Activity in the Company's issued and outstanding Common Stock is summarized as follows:

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 2006	73,251,960	3,287,312	69,964,648
Reissuance of treasury stock	—	(184,414)	184,414

Balance, December 2007	73,251,960	3,102,898	70,149,062
Reissuance of treasury stock	—	243,255	(243,255)

Balance, December 2008	73,251,960	3,346,153	69,905,807
Shares issued	15,525,000	—	15,525,000
(Reissuance of)/deposits of treasury stock	—	(149,996)	149,996

Balance, December 2009	88,776,960	3,196,157	85,580,803

        Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. None of these shares have been issued as of December 31, 2009.

5. SUPPLEMENTAL CASH FLOW INFORMATION

	For The Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Cash paid during the year for:
Interest paid on debt	$75,843	$73,681	$63,686
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	$(921)	$(40,251)	$26,457
Noncash investing and financing activities:
Reissuance of treasury stock to ESOP	$—	$1,874	$787
Change in unallocated stock in ESOP	$474	$379	$379
Stock-based compensation	$3,567	$3,146	$6,149

6. DERIVATIVE FINANCIAL INSTRUMENTS

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

        The Company has sold credit default protection on liquid traded indices to enhance the return on its investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly issued fixed maturity cash investments. Outstanding credit default swaps relate to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require the Company to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the credit derivatives is $25.0 million. As of December 31, 2009, the fair value of the credit derivatives was a liability of $2.2 million. As of December 31, 2009, the Company had collateral of $2.1 million posted with the counterparties to credit default swaps. The collateral is counterparty specific and is not tied to any one contract. If the credit default swaps needed to be settled immediately, the Company would not need to post an additional payment of $0.1 million.

        As a result of the ongoing disruption in the credit markets, the fair value of these derivatives has fluctuated in response to changing market conditions. The Company believes that the unrealized loss recorded on the $25.0 million notional of credit default swaps is not indicative of the economic value of the investment.

        The Company records its derivative instruments on the balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP which requires that all derivative instruments be recognized in the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in "realized investment gains (losses)—derivative financial instruments".

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders' Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)
	(Dollars In Thousands)
For The Year Ended December 31, 2009:
Life Marketing	$2,277,256	$9,969,274	$539,061	$234,467	$653,441	$362,108	$782,372	$144,125	$32,073
Acquisitions	839,829	5,878,326	21,805	3,896,074	261,516	479,743	532,992	59,025	14,768
Annuities	430,705	1,296,249	54,748	6,248,437	33,831	440,097	350,850	81,928	26,294
Stable Value Products	12,112	—	—	3,581,150	—	221,688	154,555	3,471	3,565
Asset Protection	97,499	96,027	603,030	2,504	187,294	33,157	127,314	55,120	71,340
Corporate and Other	5,949	87,404	2,344	44,635	26,564	128,243	29,896	1,900	179,660
Adjustments(2)	—	—	—	—	—	—	—	—	—

Total	$3,663,350	$17,327,280	$1,220,988	$14,007,267	$1,162,646	$1,665,036	$1,977,979	$345,569	$327,700

For The Year Ended December 31, 2008:
Life Marketing	$2,580,807	$9,453,325	$461,971	$168,831	$576,540	$350,053	$704,955	$94,422	$35,427
Acquisitions	956,436	5,994,213	24,814	4,303,017	276,740	530,028	580,271	74,384	21,145
Annuities	528,310	1,347,802	61,995	5,254,486	34,332	347,551	310,800	616	25,622
Stable Value Products	15,575	—	—	4,960,405	—	328,353	237,608	4,467	5,827
Asset Protection	114,615	122,061	700,410	3,024	192,294	38,656	106,737	57,704	97,991
Corporate and Other	4,578	91,123	2,665	49,382	29,837	80,523	36,170	2,149	184,400
Adjustments(2)	—	—	—	—	—	—	—	—	—

Total	$4,200,321	$17,008,524	$1,251,855	$14,739,145	$1,109,743	$1,675,164	$1,976,541	$233,742	$370,412

For The Year Ended December 31, 2007:
Life Marketing	$2,071,508	$8,927,721	$380,476	$408,616	$539,777	$325,118	$635,063	$106,094	$72,908
Acquisitions	950,174	6,032,479	17,322	5,044,135	300,156	578,965	633,971	79,239	48,207
Annuities	221,516	1,058,954	30,975	3,439,841	34,163	267,308	240,210	27,685	22,891
Stable Value Products	16,359	—	—	5,035,479	—	300,201	241,460	4,199	4,311
Asset Protection	140,568	103,787	749,454	58,487	218,233	39,100	106,812	82,280	98,736
Corporate and Other	368	99,555	1,585	76,238	34,010	165,242	36,191	773	174,583
Adjustments(2)	—	26,999	—	—	—	—	—	—	—

Total	$3,400,493	$16,249,495	$1,179,812	$14,062,796	$1,126,339	$1,675,934	$1,893,707	$300,270	$421,636

(1)
Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)
Balance Sheet adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV—REINSURANCE
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended
December 31, 2009:
Life insurance in-force	$755,263,432	$515,136,471	$19,826,424	$259,953,385	7.6%

Premiums and policy fees:
Life insurance	2,145,457	1,317,933	97,450	924,974	10.5
Accident/health insurance	25,897	24,216	2,482	4,163	59.6
Property and liability insurance	337,450	184,904	80,963	233,509	34.7

Total	$2,508,804	$1,527,053	$180,895	$1,162,646

For The Year Ended
December 31, 2008:
Life insurance in-force	$754,425,286	$540,561,213	$21,182,706	$235,046,779	9.0%

Premiums and policy fees:
Life insurance	2,092,550	1,360,062	101,483	833,971	12.2
Accident/health insurance	72,781	32,831	3,941	43,891	9.0
Property and liability insurance	339,310	189,918	82,489	231,881	35.6

Total	$2,504,641	$1,582,811	$187,913	$1,109,743

For The Year Ended
December 31, 2007:
Life insurance in-force	$747,423,376	$531,984,866	$17,758,675	$233,197,185	7.6%

Premiums and policy fees:
Life insurance	2,120,080	1,391,015	123,673	852,738	14.5
Accident/health insurance	88,358	34,785	5,293	58,866	9.0
Property and liability insurance	318,969	174,884	70,650	214,735	32.9

Total	$2,527,407	$1,600,684	$199,616	$1,126,339

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
2009
Allowance for losses on commercial mortgage loans	$2,230	$3,320	$—	$(3,825)	$1,725
Bad debt reserve associated with Lender's Indemnity product line	30,611	$—	—	(30,611)	—

2008
Allowance for losses on commercial mortgage loans	$475	$1,755	$—	$—	$2,230
Bad debt reserve associated with Lender's Indemnity product line	29,745	866	—	—	30,611

2007
Allowance for losses on commercial mortgage loans	$475	$2,890	$—	$(2,890)	$475
Bad debt reserve associated with Lender's Indemnity product line	27,100	2,645	—	—	29,745

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

(a)   Disclosure controls and procedures

        In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation as of the end of the period covered by this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based on the Company's assessment of internal control over financial reporting, management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

February 26, 2010

(c)   Changes in internal control over financial reporting

        There have been no changes in the Company's internal control over financial reporting that occurred during the period ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company's internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

        The remaining information called for by this item is incorporated by reference to "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance", "Audit Committee" and "Board Composition, Qualifications, and Nominations" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 10, 2010.

Item 11.    Executive Compensation

        The information called for by this Item is incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 10, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this Item is incorporated by reference to "Beneficial Ownership" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 10, 2010.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information called for by this Item is incorporated herein by reference to "Director Independence" and "Related Party Transactions" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 10, 2010.

Item 14.    Principal Accountant Fees and Services

        The information called for by this Item is incorporated herein by reference to "Independent Accountant Fees and Services" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 10, 2010.

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
*2(b)
Transaction Agreement by and among Protective Life Corporation, Bonifay Holding Company, Inc., The Bank of Bonifay and Michael A. Medley dated as of December 1, 2008, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 5, 2008. (No. 001-11339)
2(b)(1)	First Amendment to Transaction Agreement by and among Protective Life Corporation, Bonifay Holding Company, Inc., The Bank of Bonifay and Michael A. Medley dated as of December 11, 2008.
*2(b)(2)
Termination of Transaction Agreement by and among Protective Life Corporation, Bonifay Holding Company, Inc., The Bank of Bonifay and Michael A. Medley dated as of December 1, 2008 and subsequent amendment dated December 11, 2008, filed on the Company's Current Report on Form 8-K filed on April 1, 2009. (No. 001-11339)
*3(a)
1998 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 12, 1998, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. (No. 001-12332)
*3(b)	2004 Amended and Restated By-laws of the Company, as adopted August 2, 2004, filed as Exhibit 4(b) to the Company's Registration Statement on Form S-3 filed December 30, 2004. (No. 333-121791)

Item Number	Document
*4(a)	Reference is made to Exhibit 3(a) above. (No. 001-12332)
*4(b)	Reference is made to Exhibit 3(b) above. (No. 333-121791)
*4(c)	Certificate of Trust of PLC Capital Trust III filed as Exhibit 4(bb) to the Company's Registration Statement on Form S-3 filed July 8, 1997. (No. 333-30965)
*4(d)	Declaration of Trust of PLC Capital Trust III filed as Exhibit 4 (ee) to the Company's Registration Statement on Form S-3 filed July 8, 1997. (No. 333-30965)
*4(e)	Form of Amended and Restated Declaration of Trust of PLC Capital III, dated August 22, 2001 filed as Exhibit 4.3 to the Company's Current Filing on Form 8-K filed August 22, 2001. (No. 001-12332)
*4(f)	Form of Preferred Security Certificate for PLC Capital Trust III (included in Exhibit 4(e)). (No. 001-12332)
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
*4(r)	Form of Capital Security of the Company files as Exhibit 99.5 to the Company's Registration Statement on Form 8-A filed on June 30, 2006.

Item Number	Document
10(b)†	The Company's Long-Term Incentive Plan as amended and restated as of December 31, 2008.
*10(b)(3)†	Form of Performance Share Award Letter under the Company's Long-Term Incentive Plan filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed November 9, 2004. (No. 001-11339)
*10(b)(5)†
Form of Stock Appreciation Rights Award Letter under the Company's Long-Term Incentive Plan filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed November 9, 2004. (No. 001-11339)
*10(b)(8)†	Form of Restricted Stock Units Award Letter filed as Exhibit 10(a) to the Company's Current Report on Form 8-K filed on November 9, 2006. (No. 001-11339)
*10(c)(1)	Excess Benefit Plan (Amended and Restated as of December 31, 2008) filed as Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
*10(d)†	Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1986. (No. 001-12332)
*10(d)(1)†	Form of Indemnity Agreement for Officers filed as Exhibit 10(d) (1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. (No. 001-12332)
*10(e)(3)†
Form of the Company's Amended and Restated Employment Continuation Agreement with Executive Officer filed as Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
†10(e)(4)
Form of the Company's Amended and Restated Employment Continuation Agreement with Senior Officer filed as Exhibit 10(e)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
*10(e)(5)†
Form of the Company's Amended and Restated Employment Continuation Agreement with Key Officer filed as Exhibit 10(e)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
*10(f)(2)†
Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company (as Amended and Restated as of December 31, 2008) filed as Exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
*10(g)(3)†
Company's Deferred Compensation Plan for Officers (as Amended and Restated as of January 1, 2009) filed as Exhibit 10(g)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
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

Item Number	Document
*10(i)(1)	Second Amended and Restated Credit Agreement dated as of April 16, 2008 among Protective Life Corporation, Protective Life Insurance Company, the Several Lenders from Time to Time hereto and Regions Bank, Regions Capital Markets, and Wachovia Capital Markets, LLC and Bank of America, N.A. and Barclays Bank PLC, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 18, 2008. (No. 001-11339)
*10(i)(2)
First Amendment to the Second Amended and Restated Credit Agreement dated as of October 2, 2009 among Protective Life Corporation, Protective Life Insurance Company, the lenders and parties thereto and Regions Bank as Administrative Agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 6, 2009. (No. 001-11339)
*10(k)
Amended and Restated Investment and Participation Agreement dated as of January 11, 2007, among Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed May 10, 2007. (No. 001-11339)
*10(l)
Amended and Restated Guaranty dated January 11, 2007 by the Company in favor of Wachovia Development Corporation, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q filed May 10, 2007. (No. 001-11339)
*10(m)
Amendment and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries filed as Exhibit 10(h) to Protective Life Insurance Company's Annual Report on Form 10-K for the year ended December 31, 2004. (No. 001-31901)
*10(n)	Common Stock Offering of 17,525,000 common shares at $9.00 per share, Purchase agreement filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed May 19, 2009. (No. 001-11339)
10(o)
Note Sale Agreement dated as of October 15, 2009 by and between Golden Gate Captive Insurance Company, an indirect wholly-owned subsidiary of the Company, and Dr. Michael Frege, in his capacity as insolvency administrator of Lehman Brothers Bankhaus AG.
10(p)	Surplus Note Purchase Agreement dated as of October 9, 2009 between Golden Gate Captive Insurance Company, an indirect wholly-owned subsidiary of the Company and Long Island International Limited.
21	Organizational Chart of the Company and its Affiliates.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Incorporated by Reference

†
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION
By:	/s/ STEVEN G. WALKER Steven G. Walker Senior Vice President, Controller and Chief Accounting Officer February 26, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ JOHN D. JOHNS JOHN D. JOHNS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2010
/s/ RICHARD J. BIELEN RICH BIELEN	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 26, 2010
/s/ STEVEN G. WALKER STEVEN G. WALKER	Senior Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010
* JAMES S. M. FRENCH	Director	February 26, 2010
* THOMAS L. HAMBY	Director	February 26, 2010
* VANESSA LEONARD	Director	February 26, 2010

Signature	Capacity in Which Signed	Date

* CHARLES D. MCCRARY	Director	February 26, 2010
* JOHN J. MCMAHON, JR.	Director	February 26, 2010
* HANS H. MILLER	Director	February 26, 2010
* MALCOLM PORTERA	Director	February 26, 2010
* C. DOWD RITTER	Director	February 26, 2010
* WILLIAM A. TERRY	Director	February 26, 2010
* W. MICHAEL WARREN, JR.	Director	February 26, 2010
* VANESSA WILSON	Director	February 26, 2010
*
John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. JOHNS JOHN D. JOHNS Attorney-in-fact