Form 10-Q
period 2010-03-31
PROTECTIVE LIFE CORP
filed 2010-05-07
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Number of shares of Common Stock, $0.50 Par Value, outstanding as of May 5, 2010: 85,601,589

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2010

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$628,772	$659,152
Reinsurance ceded	(305,829)	(358,299)
Net of reinsurance ceded	322,943	300,853
Net investment income	411,997	421,685
Realized investment gains (losses):
Derivative financial instruments	(23,072)	92,433
All other investments	47,899	(41,843)
Other-than-temporary impairment losses	(21,856)	(117,314)
Portion of loss recognized in other comprehensive income (before taxes)	9,987	27,488
Net impairment losses recognized in earnings	(11,869)	(89,826)
Other income	43,872	38,663
Total revenues	791,770	721,965
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2010 - $302,701; 2009 - $334,694)	507,295	504,359
Amortization of deferred policy acquisition costs and value of business acquired	81,289	113,648
Other operating expenses, net of reinsurance ceded: (three months: 2010 - $43,424; 2009 - $55,065)	101,910	71,802
Total benefits and expenses	690,494	689,809
Income before income tax	101,276	32,156
Income tax expense	31,570	10,021
Net income	69,706	22,135
Less: Net income (loss) attributable to noncontrolling interests	(73)	—
Net income available to PLC’s common shareowners (1)	$69,779	$22,135

Net income available to PLC’s common shareowners - basic	$0.81	$0.31
Net income available to PLC’s common shareowners - diluted	$0.80	$0.31
Cash dividends paid per share	$0.12	$0.12

Average shares outstanding - basic	86,500,199	70,850,571
Average shares outstanding - diluted	87,551,386	71,392,134

(1) Protective Life Corporation and subsidiaries (“PLC”)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31,	December 31,
	2010	2009
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2010 - $23,142,353; 2009 - $23,228,317)	$23,203,026	$22,830,427
Equity securities, at fair value (cost: 2010 - $281,726; 2009 - $280,615)	280,703	275,497
Mortgage loans (2010 includes: $990,739 related to securitizations - See Note 4)	4,861,699	3,877,087
Investment real estate, net of accumulated depreciation (2010 - $922; 2009 - $803)	25,068	25,188
Policy loans	783,580	794,276
Other long-term investments	198,014	204,754
Short-term investments	647,952	1,049,609
Total investments	30,000,042	29,056,838
Cash	202,934	205,325
Accrued investment income	308,779	285,350
Accounts and premiums receivable, net of allowance for uncollectible amounts (2010 - $5,016; 2009 - $5,170)	49,941	56,216
Reinsurance receivables	5,445,109	5,333,401
Deferred policy acquisition costs and value of business acquired	3,634,057	3,663,350
Goodwill	117,081	117,856
Property and equipment, net of accumulated depreciation (2010 - $125,452; 2009 - $123,709)	36,909	37,037
Other assets	168,274	176,303
Income tax receivable	14,225	115,447
Deferred income tax	—	—
Assets related to separate accounts
Variable annuity	3,306,242	2,948,457
Variable universal life	334,134	316,007
Total Assets	$43,617,727	$42,311,587
Liabilities
Policy liabilities and accruals	$18,676,646	$18,548,267
Stable value product account balances	3,453,950	3,581,150
Annuity account balances	10,035,799	9,911,040
Other policyholders’ funds	534,740	515,078
Other liabilities	907,330	715,110
Mortgage loan backed certificates	110,679	—
Deferred income taxes	718,070	553,062
Non-recourse funding obligations	575,000	575,000
Long-term debt	1,619,852	1,644,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	3,306,242	2,948,457
Variable universal life	334,134	316,007
Total liabilities	40,797,185	39,832,766
Commitments and contingencies - Note 7
Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2010 and 2009 - 160,000,000; shares issued: 2010 and 2009 - 88,776,960	44,388	44,388
Additional paid-in-capital	579,915	576,887
Treasury stock, at cost (2010 - 3,175,602 shares; 2009 - 3,196,157 shares)	(25,997)	(25,929)
Retained earnings	2,278,443	2,204,644
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2010 -$22,469; 2009 - $(121,737))	41,729	(225,648)
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2010 - $(20,199); 2009 - $(16,704))	(37,513)	(31,021)
Accumulated loss - hedging, net of income tax: (2010 - $(7,733); 2009 - $(10,182))	(14,361)	(18,327)
Postretirement benefits liability adjustment, net of income tax: (2010 -$(24,538); 2009 - $(24,862))	(45,571)	(46,173)
Total Protective Life Corporation’s shareowners’ equity	2,821,033	2,478,821
Noncontrolling interest	(491)	—
Total equity	2,820,542	2,478,821
Total liabilities and shareowners’ equity	$43,617,727	$42,311,587

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNERS’ EQUITY

(Unaudited)

					Accumulated Other			Total Protective Life Corporation’s shareowners’ equity
					Comprehensive Income (Loss)
							Minimum Pension Liability Adjustments
	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Net Unrealized Gains / (Losses) on Investments	Accumulated Gain / (Loss) Hedging			Non controlling Interest
										Total Equity

	(Dollars In Thousands)
Balance, December 31, 2009	$44,388	$576,887	$(25,929)	$2,204,644	$(256,669)	$(18,327)	$(46,173)	$2,478,821	$—	$2,478,821
Net income for the three months ended March 31, 2010				69,779				69,779	(73)	69,706
Change in net unrealized gains/losses on investments (net of income tax - $142,481)					263,959			263,959	—	263,959
Reclassification adjustment for investment amounts included in net income (net of income tax - $1,725)					3,418			3,418	—	3,418
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(3,495))					(6,492)			(6,492)	—	(6,492)
Change in accumulated gain (loss) hedging (net of income tax - $3,423)						5,718		5,718	—	5,718
Reclassification adjustment for hedging amounts included in net income (net of income tax - $(974))						(1,752)		(1,752)	—	(1,752)
Change in minimum pension liability adjustment (net of income tax - $324)							602	602	—	602
Comprehensive income for the three months ended March 31, 2010								335,232	(73)	335,159
Cash dividends ($0.120 per share)				(10,270)				(10,270)	—	(10,270)
Cumulative effect adjustments				14,290				14,290	—	14,290
Noncontrolling interest									(418)	(418)
Stock-based compensation		3,028	(68)					2,960		2,960
Balance, March 31, 2010	$44,388	$579,915	$(25,997)	$2,278,443	$4,216	$(14,361)	$(45,571)	$2,821,033	$(491)	$2,820,542

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$69,706	$22,135
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	(12,958)	39,236
Amortization of deferred policy acquisition costs and value of business acquired	81,289	113,648
Capitalization of deferred policy acquisition costs	(121,980)	(119,554)
Depreciation expense	1,949	2,438
Deferred income tax	(1,340)	9,369
Accrued income tax	101,222	(7,799)
Interest credited to universal life and investment products	246,524	253,017
Policy fees assessed on universal life and investment products	(150,168)	(150,170)
Change in reinsurance receivables	(111,708)	(19,029)
Change in accrued investment income and other receivables	(22,039)	(3,670)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	61,857	77,546
Trading securities:
Maturities and principal reductions of investments	89,700	121,410
Sale of investments	244,133	282,938
Cost of investments acquired	(272,249)	(260,714)
Other net change in trading securities	(26,432)	(31,031)
Change in other liabilities	180,972	(110,248)
Other, net	26,904	(11,654)
Net cash provided by operating activities	385,382	207,868
Cash flows from investing activities
Investments available-for-sale:
Maturities and principal reductions of investments	593,314	705,861
Sale of investments	1,035,081	188,431
Cost of investments acquired	(2,408,262)	(634,967)
Mortgage loans:
New borrowings	(30,531)	(106,445)
Repayments	70,515	94,507
Change in investment real estate, net	120	171
Change in policy loans, net	10,696	10,316
Change in other long-term investments, net	(17,531)	3,639
Change in short-term investments, net	412,723	227,288
Purchase of property and equipment	(1,711)	(240)
Net cash (used in) provided by investing activities	(335,586)	488,561
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	15,000	42,000
Principal payments on line of credit arrangement and long-term debt	(40,000)	—
Dividends to shareowners	(10,270)	(8,392)
Investments product deposits and change in universal life deposits	785,155	626,159
Investment product withdrawals	(797,767)	(1,337,254)
Other financing activities, net	(4,305)	12,348
Net cash used in financing activities	(52,187)	(665,139)
Change in cash	(2,391)	31,290
Cash at beginning of period	205,325	149,358
Cash at end of period	$202,934	$180,648

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Entities Included

The consolidated condensed financial statements include the accounts of Protective Life Corporation and subsidiaries and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements Recently Adopted

Accounting Standard Update (“ASU” or “Update”) No. 2010-06 — Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements. In January of 2010, Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06 — Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements.  This Update provides amendments to Subtopic 820-10 that requires the following new disclosures. 1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures. 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. 2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This Update also includes conforming amendments to the guidance on employers’

disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. This Update is effective for interim and annual reporting periods beginning after December 15, 2009, which became effective for the Company for the period ending March 31, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This Update did not have a material impact on the Company’s consolidated results of operations or financial position.

ASU No. 2009-16 — Transfers and Servicing — Accounting for Transfers of Financial Assets. In December of 2009, FASB issued ASU No. 2009-16 — Transfers and Services — Accounting for Transfers of Financial Assets. The amendments in this Update incorporate FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of SFAS No. 140 into the Accounting Standards Codification (“ASC”). That Statement was issued by the Board on June 12, 2009. This Update enhances the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a continuing interest in transferred financial assets. This Update also eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures. This Update is effective for interim or annual reporting periods beginning after November 15, 2009. This guidance was effective for the Company on January 1, 2010. As of January 1, 2010, the Company held interests in two previous transfers of financial assets to QSPEs, the 2007 Commercial Mortgage Securitization and the 1996 — 1999 Commercial Mortgage Securitization. As part of adoption of this guidance the Company reviewed these entities as part of our consolidation analysis of variable interest entities (“VIEs”).  The conclusion of the review was that the former QSPEs should be consolidated by the Company. Please refer to Note 4, Variable Interest Entities for more information. The Company has not transferred any financial assets since the adoption of this standard. The Company will apply this guidance to all future transfers of financial assets.

ASU No. 2009-17 — Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. In December of 2009, FASB issued ASU No. 2009-17 — Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments to this Update incorporate FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”) into the ASC. SFAS No. 167 was issued by the Board on June 12, 2009. This Statement applies to all investments in VIEs beginning for the Company on January 1, 2010. This analysis will include QSPEs used for securitizations as SFAS No. 166 eliminated the concept of a QSPE which subjects former QSPEs to the provisions of FIN 46(R) as amended by this statement. Based on our review of our December 31, 2009 information, the impact of adoption of ASU No. 2009-17 (SFAS No. 167) resulted in the consolidation of two securitization trusts, the 2007 Commercial Mortgage Securitization and the 1996 — 1999 Commercial Mortgage Securitization. Please refer to Note 4, Variable Interest Entities for more information regarding the consolidation of these two trusts.

Accounting Pronouncements Not Yet Adopted

ASU No. 2010-15 — Financial Services—Insurance — How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. The amendments in this Update clarify that an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests. The entity should not combine general account and separate account interests in the same investment when assessing the investment for consolidation. Additionally, the amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. The amendments in this Update also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. This Update is effective for fiscal years beginning after December 15, 2010. For the Company this Update will be effective January 1, 2011.  The Company is currently evaluating the impact of this update.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes to the Company’s accounting policies during the three months ended March 31, 2010.

3.            INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments are summarized as follows:

For The
Three Months Ended
March 31, 2010
(Dollars In Thousands)
Fixed maturities	$6,726
Equity securities	—
Impairments on fixed maturity securities	(11,869)
Impairments on equity securities	—
Mark-to-market Modco trading portfolio	44,093
Mortgage loans and other investments	(2,920)
$36,030

For the three months ended March 31, 2010, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $8.2 million and gross realized losses were $13.3 million, including $11.8 million of impairment losses.

For the three months ended March 31, 2010, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $951.0 million. The gain realized on the sale of these securities was $8.2 million.

For the three months ended March 31, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $102.7 million. The loss realized on the sale of these securities was $1.5 million.

The amortized cost and estimated fair value of the Company’s investments classified as available-for-sale as of March 31, 2010, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars In Thousands)
2010
Fixed maturities:
Bonds
Residential mortgage-backed securities	$3,490,896	$43,895	$(335,792)	$3,198,999
Commercial mortgage-backed securities	134,263	6,517	(644)	140,136
Other asset-backed securities	970,112	2,157	(77,661)	894,608
U.S. government-related securities	1,229,543	2,819	(5,543)	1,226,819
Other government-related securities	147,979	3,670	(628)	151,021
States, municipals, and political subdivisions	530,267	11,405	(3,054)	538,618
Corporate bonds	13,688,531	682,086	(268,554)	14,102,063
	20,191,591	752,549	(691,876)	20,252,264
Equity securities	276,734	6,779	(6,173)	277,340
Short-term investments	411,453	19	-	411,472
	$20,879,778	$759,347	$(698,049)	$20,941,076

As of March 31, 2010, the Company had an additional $3.0 billion of fixed maturities, $3.4 million of equity securities, and $236.5 million of short-term investments classified as trading securities.

The amortized cost and fair value of available-for-sale fixed maturities as of March 31, 2010, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$699,109	$708,345
Due after one year through five years	6,064,953	6,002,729
Due after five years through ten years	5,066,713	5,141,721
Due after ten years	8,360,816	8,399,469
	$20,191,591	$20,252,264

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities, the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the three months ended March 31, 2010, the Company recorded other-than-temporary impairments of investments of $21.9 million. Of the $21.9 million of impairments for the three months ended March 31, 2010, $11.9 million was recorded in earnings and $10.0 million was recorded in other comprehensive income (loss). For the three months ended March 31, 2010, there were no other-than-temporary impairments related to equity securities and $21.9 million of other-than-temporary impairments related to debt securities.

For the three months ended March 31, 2010, other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $21.9 million, with $11.9 million of credit losses recognized on debt securities in earnings and $10.0 million of non-credit losses recorded in other comprehensive income (loss). During the same period, there were no other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell.

The following chart is a rollforward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The
	Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands)
Beginning balance	$25,076	$—
Additions for newly impaired securities	6,556	40,014
Additions for previously impaired securities	1,734	—
Reductions for previously impaired securities due to a change in expected cash flows	—	—
Reductions for previously impaired securities that were sold in the current period	—	—
Other	—	—
Ending balance	$33,366	$40,014

The following table includes the Company’s investments’ gross unrealized losses and fair value that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$235,861	$(3,229)	$2,030,022	$(332,563)	$2,265,883	$(335,792)
Commercial mortgage-backed securities	—	—	6,365	(644)	6,365	(644)
Other asset-backed securities	370,508	(34,410)	295,095	(43,251)	665,603	(77,661)
U.S. government-related securities	835,995	(5,542)	59	(1)	836,054	(5,543)
Other government-related securities	41,197	(613)	19,985	(15)	61,182	(628)
States, municipals, and political subdivisions	166,499	(3,027)	466	(27)	166,965	(3,054)
Corporate bonds	1,622,818	(30,998)	2,278,594	(237,556)	3,901,412	(268,554)
Equities	1,357	(697)	51,199	(5,476)	52,556	(6,173)
	$3,274,235	$(78,516)	$4,681,785	$(619,533)	$7,956,020	$(698,049)

The residential mortgage-backed securities (“RMBS”) have a gross unrealized loss greater than 12 months of $332.6 million as of March 31, 2010. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of the investments.

The corporate bonds category has gross unrealized losses greater than 12 months of $237.6 million as of March 31, 2010. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities.

As of March 31, 2010, the Company had bonds in its available-for-sale portfolio, which were rated below investment grade of $2.8 billion and had an amortized cost of $3.2 billion. In addition, included in the Company’s trading portfolio, the Company held $376.5 million of securities which were rated below investment grade. Approximately $634.4 million of the below investment grade bonds were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

For The
Three Months Ended
March 31, 2010
(Dollars In Thousands)
Fixed maturities	$298,066
Equity securities	3,721

4.                                      VARIABLE INTEREST ENTITIES

In June of 2009, the FASB amended the guidance related to VIEs which was later codified in the ASC through ASU No. 2009-17. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact its economics and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, the FASB amended the guidance related to accounting for transfers of financial assets which was later codified in the ASC through ASU No. 2009-16. This guidance, among other requirements, removed the concept of a QSPE used for the securitization of financial assets. Previously, QSPEs were excluded from the guidance related to VIEs. Upon adoption of ASU No. 2009-17 and ASU No. 2009-16 on January 1, 2010, the Company will no longer exclude QSPEs from the analysis of VIEs.

As part of adopting these updates, the Company updated its process for evaluating VIEs. The Company’s analysis consists of a review of entities in which the Company has an ownership interest that is less than 100% (excluding debt and equity securities held as trading and available-for-sale), as well as entities with which the Company has significant contracts or other relationships that could possibly be considered variable interests. The Company reviews the characteristics of each of these applicable entities and compares those characteristics to the criteria of a VIE set forth in Topic 810 of the FASB ASC. If the entity is determined to be a VIE, the Company then performs a detailed review of all significant contracts and relationships (individually an “interest”, collectively “interests”) with the entity to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company: 1) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based on this analysis the Company had interests in two former QSPEs that were determined to be VIEs as of January 1, 2010. These two VIEs were trusts used to facilitate commercial mortgage loan securitizations. The determining factor was that the trusts had negligible or no equity at risk. The Company’s variable interests in the trusts are created by the contract to service the mortgage loans held by the trusts as well as the retained beneficial interests in certain of these securities issued by the trusts. The activities that most significantly impact the economics of the trusts are predominantly related to the servicing of the mortgage loans, such as timely collection of principal and interest, direction of foreclosure proceedings, and management and sale of foreclosed real estate owned by the trusts. The Company is the servicer responsible for these activities and has the sole power to appoint such servicer through its beneficial interests in the securities. These criteria give the Company the power to direct the activities of the trusts that most significantly impact the trusts economic performance. Additionally, the Company is obligated, as an owner of the securities issued by the trusts, to absorb its share of losses on the securities. The Company’s share of losses could potentially be significant to the trusts. Based on the fact that the Company has the power to direct the activities that most significantly impact the economics of the trusts and the obligation to absorb losses that could potentially be significant, it was determined that the Company is the primary beneficiary of the trusts, thus resulting in consolidation.

The assets of the trusts consist entirely of commercial mortgage loans and accrued interest, which are restricted and can only be used to satisfy the obligations of the trusts. The obligations of the trusts consist of commercial mortgage-backed certificates. The assets and obligations of the trusts are equal and thus, the trusts have no equity interest. The certificates are direct obligations of the trusts and are not guaranteed by the Company. The Company has no other obligations to the trusts other than those that are customary for a servicer of mortgage loans.

Over the life of the trusts, the Company has not provided and will not provide any financial or other support to the trusts other than customary actions taken by a servicer of mortgage loans.

The following adjustments to the Company’s consolidated condensed balance sheet were made as of January 1, 2010:

Adjustments to the Consolidated Condensed Balance Sheets

	As of
	January 1, 2010
	(Dollars In Thousands)
Assets
Fixed maturities:
Commercial mortgage-backed securities at fair value (amortized cost - $873,196)	$(844,535	)(1)
Mortgage loans - securitized (net of loan loss reserve of $1.1 million)	1,018,000	(5)
Total investments	173,465
Accrued investment income	361	(5)
Total Assets	$173,826
Liabilities
Deferred income taxes	$17,744	(2)
Mortgage loan backed certificates	124,580	(5)
Other liabilities	(1,400	)(3)
Total liabilities	140,924
Shareowners’ equity
Retained earnings	14,290	(5)
Accumulated other comprehensive income (loss)	18,612	(4)
Total shareowners’ equity	32,902
Total liabilities and shareowners’ equity	$173,826

(1)	The noncash portion for the consolidated condensed statements of cash flows for the three months ended March 31, 2010, was $873.2 million.
(2)	The noncash portion for the consolidated condensed statements of cash flows for the three months ended March 31, 2010, was $7.7 million.
(3)	The other liabilities did not have an effect on the consolidated condensed statements of cash flows for the three months ended March 31, 2010.
(4)	The accumulated other comprehensive income (loss) did not have an effect on the consolidated condensed statements of cash flows for the three months ended March 31, 2010.
(5)	The noncash portion for the consolidated condensed statements of cash flows for the three months ended March 31, 2010, is the amount presented.
The adjustments had a net zero impact to the consolidated condensed statements of cash flows.

The reduction in fixed maturity commercial mortgage-backed securities (“CMBS”) represents the beneficial interests held by the Company that have been removed due to the consolidation of the trusts. This amount is reflected in fixed maturities on the consolidated condensed balance sheet.

The increase in mortgage loans represents the mortgage loans held by the trusts that have been consolidated. This balance is net of a loan loss reserve of $1.1 million.

The increase in accrued investment income is the result of accruing interest on the entire pool of mortgage loans.

The increase in deferred income taxes is a result of a change in temporary tax differences arising from the adjustments to retained earnings.

The mortgage loan backed certificates liability represents the commercial mortgage-backed securities issued by the trusts and held by third parties. This amount is included in other liabilities in the consolidated condensed balance sheet.

The decrease in other liabilities is a decrease in amounts payable to the trusts of approximately $1.4 million. Upon consolidation of the trusts as of January 1, 2010, the Company adjusted retained earnings to reflect after tax interest income not recognized in prior periods due to the securitization of the commercial mortgage loans. If the Company had held the mortgage loans as opposed to the retained beneficial interest securities, the Company’s retained earnings would have been $14.3 million higher over the life of the securities.

The adjustment to accumulated other comprehensive income (loss) was a result of different accounting basis for mortgage loans and the CMBS. As of December 31, 2009, the retained beneficial interest securities were carried at fair value in the balance sheet and had an after tax unrealized loss in accumulated other comprehensive income (loss) of $18.6 million. Upon consolidation of the trusts on January 1, 2010, the Company consolidated the mortgage loans held by the trusts which are carried at amortized cost less any related loan loss reserve. The retained beneficial interest securities as well as the associated unrealized loss were eliminated in consolidation.

5.                                      GOODWILL

During the three months ended March 31, 2010, the Company decreased its goodwill balance by approximately $0.8 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2010 on the portion of tax goodwill in excess of GAAP basis goodwill. As of March 31, 2010, the Company had an aggregate goodwill balance of $117.1 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compared its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to its operating segments (which are considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2009, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary.

The Company also considers its market capitalization in assessing the reasonableness of the fair values estimated for its reporting units in connection with its goodwill impairment testing. In considering the Company’s March 31, 2010 common equity price, which was lower than its book value per share, the Company noted several factors that would result in its market capitalization being lower than the fair value of its reporting units that are tested for goodwill impairment. Such factors that would not be reflected in the valuation of the Company’s reporting units with goodwill include, but are not limited to: potential equity dilution; negative market sentiment, different valuation methodologies that resulted in low valuations, and increased risk premium for holding investments in mortgage-backed securities and commercial mortgage loans. Deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company’s reporting units. As previously noted, the fair value of the Company’s operating segments support the goodwill balance as of March 31, 2010. In the Company’s view, the decline in market capitalization does not invalidate the Company’s fair value assessment related to the recoverability of goodwill in its reporting units, and did not result in a triggering or impairment event.

6.                                      DEBT AND OTHER OBLIGATIONS

The Company had no significant changes to its debt structure during the three months ended March 31, 2010.

7.                                      COMMITMENTS AND CONTINGENCIES

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

8.                                      COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
Net income	$69,706	$22,135
Change in net unrealized gains (losses) on investments, net of income tax: (2010 - $142,481; 2009 - $(24,446))	263,959	(43,705)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2010 - $(3,495); 2009 - $(9,621))	(6,492)	(17,867)
Change in accumulated (loss) gain - hedging, net of income tax: (2010 - $3,423; 2009 - $7,859)	5,718	14,392
Minimum pension liability adjustment, net of income tax: (2010 - $324; 2009 - $177)	602	329
Reclassification adjustment for investment amounts included in net income, net of income tax: (2010 - $1,725; 2009 - $29,849)	3,418	54,423
Reclassification adjustment for hedging amounts included in net income, net of income tax: (2010 - $(974); 2009 - $(263)	(1,752)	(720)
Comprehensive income (loss)	335,159	28,987
Comprehensive income (loss) attributable to noncontrolling interests	73	—
Comprehensive income (loss) attributable to Protective Life Corporation	$335,232	$28,987

9.                                      STOCK-BASED COMPENSATION

The criteria for payment of performance awards is based primarily upon a comparison of the Company’s average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if the Company’s results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if the Company’s results are below the 40th percentile of the comparison group, no portion of the award is earned. If the Company’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of the Company’s Common Stock. There were no performance share awards issued during the three months ended March 31, 2010 or 2009.

SARs have been granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s common stock. The SARs are exercisable either five years after the date of grants or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price is as follows:

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2009	$22.28	2,469,202
SARs granted	18.34	344,400
SARs exercised / forfeited / expired	22.06	(434,072)
Balance as of March 31, 2010	$21.75	2,379,530

The SARs issued for the three months ended March 31, 2010, had estimated fair values at grant date of $3.3 million. These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and an expected exercise date of 2016. The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s common stock and the market value at the exercise date for each SAR.

Additionally, the Company issued 360,450 restricted stock units for the three months ended March 31, 2010.  These awards had a total fair value at grant date of $6.6 million. Approximately half of these restricted stock units vest in 2013, and the remainder vest in 2014.

10.          EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,068	$1,889
Interest cost on projected benefit obligation	2,357	2,395
Expected return on plan assets	(2,312)	(2,531)
Amortization of prior service cost	(98)	(98)
Amortization of actuarial losses	1,026	568
Total benefit cost	$3,041	$2,223

During the three months ended March 31, 2010, the Company did not make a contribution to its defined benefit pension plan. The Company will make contributions in future periods as necessary to satisfy minimum funding requirements.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, the Company provides a prescription drug benefit. The cost of these plans for the three months ended March 31, 2010 was immaterial to the Company’s financial statements.

11.          EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to PLC’s common shareowners’ by the weighted-average number of common shares outstanding during the period, including shares issuable under various deferred compensation plans. Diluted earnings per share is computed by dividing net income available to PLC’s common shareowners’ by the weighted-average number of common shares and dilutive potential common shares outstanding during the period, assuming the shares were not anti-dilutive, including shares issuable under various stock-based compensation plans and stock purchase contracts.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income available to PLC’s common shareowners’	$69,779	$22,135

Average shares issued and outstanding	85,587,188	69,941,246
Issuable under various deferred compensation plans	913,011	909,325
Weighted shares outstanding - Basic	86,500,199	70,850,571

Per share:
Net income available to PLC’s common shareowners’ - basic	$0.81	$0.31

Calculation of diluted earnings per share:
Net income available to PLC’s common shareowners’	$69,779	$22,135

Weighted shares outstanding - Basic	86,500,199	70,850,571
Stock appreciation rights (“SARs”) (1)	459,037	218,685
Issuable under various other stock-based compensation plans	155,118	199,102
Restricted stock units	437,032	123,776
Weighted shares outstanding - Diluted	87,551,386	71,392,134

Per share:
Net income available to PLC’s common shareowners’ - diluted	$0.80	$0.31

(1) Excludes 1,475,645 and 1,554,373 SARs as of March 31, 2010 and 2009, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding, for applicable periods.

12.          INCOME TAXES

During the three months ended March 31, 2010, earnings were impacted favorably by $2.8 million due to the release of unrecognized income tax benefits of tax basis policy liabilities as well as the closing of the statute of limitation for the 2005 tax year. This release regarding tax basis policy liabilities was prompted by the Internal Revenue Service’s recent technical guidance confirming the Company’s historical calculations. The Company does not expect to have any material adjustments, within the next twelve months, to its balance of unrecognized income tax benefits in any of the tax jurisdictions in which it conducts its business operations.

The Company has computed its effective income tax rate for the three months ended March 31, 2010, based upon its estimate of its annual 2010 income. For the three months ended March 31, 2009, due to the unpredictability at that time of future investment losses and certain elements of operating income, the Company was not able to reasonably estimate an expected annual effective tax rate. Instead, the Company computed an effective income tax rate based upon year-to-date reported income. The effective tax rate for the three months ended March 31, 2010, and for the same period in the prior year was 31.2%.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets; and therefore, the Company did not record a valuation allowance against its material deferred tax assets as of March 31, 2010.

13.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$3,198,977	$22	$3,198,999
Commercial mortgage-backed securities	—	140,136	—	140,136
Other asset-backed securities	—	295,492	599,116	894,608
U.S. government-related securities	981,717	229,951	15,151	1,226,819
States, municipals, and political subdivisions	—	538,532	86	538,618
Other government-related securities	14,992	136,029	—	151,021
Corporate bonds	100	14,006,596	95,367	14,102,063
Total fixed maturity securities - available-for-sale	996,809	18,545,713	709,742	20,252,264

Fixed maturity securities - trading
Residential mortgage-backed securities	—	517,809	3,563	521,372
Commercial mortgage-backed securities	—	130,790	—	130,790
Other asset-backed securities	—	16,167	48,450	64,617
U.S. government-related securities	325,211	24,030	3,310	352,551
States, municipals, and political subdivisions	—	102,819	—	102,819
Other government-related securities	—	156,093	—	156,093
Corporate bonds	—	1,595,549	26,971	1,622,520
Total fixed maturity securities - trading	325,211	2,543,257	82,294	2,950,762
Total fixed maturity securities	1,322,020	21,088,970	792,036	23,203,026
Equity securities	209,208	98	71,397	280,703
Other long-term investments (1)	—	13,660	16,962	30,622
Short-term investments	622,234	25,718	—	647,952
Total investments	2,153,462	21,128,446	880,395	24,162,303
Cash	202,934	—	—	202,934
Other assets	5,468	—	—	5,468
Assets related to separate acccounts
Variable annuity	3,306,242	—	—	3,306,242
Variable universal life	334,134	—	—	334,134
Total assets measured at fair value on a recurring basis	$6,002,240	$21,128,446	$880,395	$28,011,081

Liabilities:
Annuity account balances (2)	$—	$—	$150,630	$150,630
Other liabilities (1)	—	32,983	128,235	161,218
Total liabilities measured at fair value on a recurring basis	$—	$32,983	$278,865	$311,848

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to equity indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Other asset-backed securities	$—	$360,797	$693,930	$1,054,727
Commercial mortgage-backed securitites	—	143,486	844,535	988,021
Residential mortgage-backed securities	—	3,370,688	23	3,370,711
U.S. government-related securities	444,302	30,198	15,102	489,602
States, municipals, and political subdivisions	—	350,632	86	350,718
Other government-related securities	16,992	389,379	—	406,371
Corporate bonds	200	13,127,347	86,328	13,213,875
Total fixed maturity securities - available-for-sale	461,494	17,772,527	1,640,004	19,874,025
Fixed maturity securities - trading	277,108	2,574,205	105,089	2,956,402
Total fixed maturity securities	738,602	20,346,732	1,745,093	22,830,427
Equity securities	204,697	92	70,708	275,497
Other long-term investments (1)	—	22,926	16,525	39,451
Short-term investments	983,123	66,486	—	1,049,609
Total investments	1,926,422	20,436,236	1,832,326	24,194,984
Cash	205,325	—	—	205,325
Other assets	4,977	—	—	4,977
Assets related to separate acccounts
Variable annuity	2,948,457	—	—	2,948,457
Variable universal life	316,007	—	—	316,007
Total assets measured at fair value on a recurring basis	$5,401,188	$20,436,236	$1,832,326	$27,669,750

Liabilities:
Annuity account balances (2)	$—	$—	$149,893	$149,893
Other liabilities (1)	—	43,045	105,838	148,883
Total liabilities measured at fair value on a recurring basis	$—	$43,045	$255,731	$298,776

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to equity indexed annuities.

Determination of fair values

The valuation methodologies used to determine the fair values of assets and liabilities reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available. The Company also determines certain fair values based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity, and where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments as listed in the above table.

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a ‘‘waterfall’’ approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price over 90% of the Company’s fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.

The pricing matrix used by the Company begins with current spread levels to determine the market price for the security. The credit spreads, assigned by brokers, incorporate the issuer’s credit rating, liquidity discounts, weighted-average of contracted cash flows, risk premium, if warranted, due to the issuer’s industry, and the security’s time to maturity. The Company uses credit ratings provided by nationally recognized rating agencies.

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the three months ended March 31, 2010.

The Company has analyzed the third party pricing services’ valuation methodologies and related inputs and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs that is in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. Based on this evaluation and investment class analysis, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the significant inputs used in pricing the securities are market observable and the observable inputs are corroborated by the Company. Since the matrix pricing of certain debt securities includes significant non-observable inputs, they are classified as Level 3.

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities “ABS”).  As of March 31, 2010, the Company held $4.3 billion of ABS classified as level 2. These securities are priced from information from a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation.  As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

After reviewing these characteristics of the ABS, the third party pricing service and brokers use certain inputs to determine the value of the security. For ABS classified as Level 2, the valuation would consist of predominantly market observable inputs such as, but not limited to: 1) monthly principal and interest payments on the underlying assets, 2) average life of the security, 3) prepayment speeds, 4) credit spreads, 5) treasury and swap yield curves, and 6) discount margin.

As of March 31, 2010, the Company held $651.2 million of Level 3 ABS. These securities are predominantly auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). The model uses the discount margin and projected average life of comparable actively traded FFELP student loan-backed floating-rate asset-backed securities, along with a discount related to the current illiquidity of the ARS. These comparable securities are selected based on their underlying assets (i.e. FFELP-backed student loans) and vintage. As a result of the ARS market collapse during 2008, the Company prices its ARS using an internally developed model which utilizes a market based approach to valuation. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.58%
Amortized cost	$699.8 million
Weighted-average life	2.73 years

Corporate, U.S. Government, and Other government related bonds

As of March 31, 2010, the Company classified approximately $16.8 billion of corporate bonds, U.S. government-related securities, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

The brokers and third party pricing service utilizes a valuation model that consists of a hybrid income and market approach to valuation. The pricing model utilizes the following inputs: 1) principal and interest payments, 2) treasury yield curve, 3) credit spreads from new issue and secondary trading markets, 4) dealer quotes with adjustments for issues with early redemption features, 5) liquidity premiums present on private placements, and 6) discount margins from dealers in the new issue market.

As of March 31, 2010, the Company classified approximately $140.9 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

Level 3 bonds and securities primarily represent investments in illiquid, off-the-run bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon, 3) sector and issuer level spreads, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	91.48%
Weighted-average yield	4.38%
Weighted-average coupon	6.52%
Amortized cost	$130.7 million
Weighted-average stated maturity	5.49 years

Equities

As of March 31, 2010, the Company held approximately $71.5 million of equity securities classified as Level 2 and Level 3. These equity securities consist primarily of Federal Home Loan Bank stock. The Company believes that the cost of these investments approximates fair value.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free standing and embedded derivative instruments. Refer to Note 14, Derivative Financial Instruments for additional information related to derivatives.  Derivative instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2010, 54.1% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analysis.

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

The guaranteed minimum withdrawal benefit (“GMWB”) embedded derivative is carried at fair value in “other assets” and “other liabilities” on the Company’s consolidated condensed balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — Derivative financial instruments”, refer to Note 14 — Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using 1,000 risk neutral equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, we use our expected lapse and utilization assumptions and update these assumptions for our actual experience, as necessary. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is found using the discount rate curve, which is LIBOR plus a credit spread (to represent the Company’s non-performance risk).  As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3.  These assumptions are reviewed on a quarterly basis.

The Company has ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios are passed directly to the reinsurers. As a result, these agreements are deemed to contain embedded derivatives that must be reported at fair value. Changes in fair value of the embedded derivatives are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in fair value are reported in earnings. The fair value of the embedded derivatives represents the Future Policy Benefit Reserves (net of related policy loans) over the unrealized gains and losses of the trading securities. As a result, changes in fair value of the embedded derivatives reported in earnings are largely offset by the changes in fair value of the investments.

Annuity account balances

The equity indexed annuity (“EIA”) model calculates the present value of future benefit cash flows less the projected future profits to quantify the net liability that is held as a reserve. This calculation is done on a stochastic basis using 1,000 risk neutral equity scenarios. The cash flows are discounted using LIBOR plus a credit spread. Best estimate assumptions are used for partial withdrawals, lapses, expenses and asset earned rate with a risk margin applied to each.  These assumptions are reviewed annually as a part of the formal unlocking process.

Included in the chart below, are current key assumptions which include risk margins for the Company.  These assumptions are reviewed for reasonableness on a quarterly basis.

Asset Earned Rate	6.10%
Admin Expense per Policy	$95
Partial Withdrawal Rate (for ages less than 70)	1.65%
Partial Withdrawal Rate (for ages 70 and greater)	4.40%
Mortality	65% of 94 MGDB table
Lapse	2% to 50% depending on the surrender charge period
Return on Assets	1.5% to 1.85% depending on the guarantee period

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for March 31, 2010, ranged from a one month rate of 0.75%, a 5 year rate of 3.84%, and a 30 year rate of 5.63%.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2010, for which the Company has used significant unobservable inputs (Level 3):

								Total
								Gains (losses)
								included in
		Total Realized and Unrealized						Earnings
		Gains (losses)						related to
			Included in	Purchases,				Instruments
			Other	Issuances, and		Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements		and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)		Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Other asset-backed securities	$693,930	$5,868	$(1,937)	$(89,407)		$(9,338)	$599,116	$—
Commercial mortgage-backed securities	844,535	—	38,281	(882,816	)(3)	—	—	—
Residential mortgage-backed securities	23	4	—	(5)		—	22	—
U.S. government-related securities	15,102	—	46	3		—	15,151	—
States, municipals, and political subdivisions	86	—	—	—		—	86	—
Other government-related securities	—	—	—	—		—	—	—
Corporate bonds	86,328	—	5,781	3,108		150	95,367	—
Total fixed maturity securities - available-for-sale	1,640,004	5,872	42,171	(969,117)		(9,188)	709,742	—
Fixed maturity securities - trading
Other asset-backed securities	47,509	696	—	245		—	48,450	(858)
Commercial mortgage-backed securities	—	—	—	—		—	—	—
Residential mortgage-backed securities	7,244	27	—	(320)		(3,388)	3,563	159
U.S. government-related securities	3,310	2	—	(2)		—	3,310	2
States, municipals, and political subdivisions	4,994	77	—	—		(5,071)	—	—
Other government-related securities	41,965	1,058	—	(47)		(42,976)	—	—
Corporate bonds	67	(82)	—	26,986		—	26,971	(82)
Total fixed maturity securities - trading	105,089	1,778	—	26,862		(51,435)	82,294	(779)
Total fixed maturity securities	1,745,093	7,650	42,171	(942,255)		(60,623)	792,036	(779)
Equity securities	70,708	—	—	689		—	71,397	—
Other long-term investments (1)	16,525	437	—	—		—	16,962	437
Short-term investments	—	—	—	—		—	—	—
Total investments	1,832,326	8,087	42,171	(941,566)		(60,623)	880,395	(342)
Total assets measured at fair value on a recurring basis	$1,832,326	$8,087	$42,171	$(941,566)		$(60,623)	$880,395	$(342)

Liabilities:
Annuity account balances (2)	$149,893	$(2,103)	$—	$1,366		$—	$150,630	$—
Other liabilities (1)	105,838	(22,397)	—	—		—	128,235	(22,397)
Total liabilities measured at fair value on a recurring basis	$255,731	$(24,500)	$—	$1,366		$—	$278,865	$(22,397)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

(3)  Represents mortgage loan held by the trusts that have been consolidated upon the adoption of ASU No. 2009-17. See Note 4, Variable Interest Entities.

For the three months ended March 31, 2010, $0.2 million of securities were transferred into Level 3. This amount was transferred entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of March 31, 2010.

For the three months ended March 31, 2010, $60.8 million of securities were transferred out of Level 3. This amount was transferred entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued by independent pricing services or brokers, utilizing non significant unobservable inputs, as of March 31, 2010.

For the three months ended March 31, 2010, there were no transfers between Level 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2009, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Other asset-backed securities	$682,710	$(31)	$22,961	$(243)	$—	$705,397	$—
Commercial mortgage-backed securities	855,817	—	2,079	(6,175)	—	851,721	—
Residential mortgage-backed securities	34	—	—	(2)	—	32	—
U.S. government-related securities	10,072	—	(142)	14,862	—	24,792	—
States, municipals, and political subdivisions	93	—	—	—	—	93	—
Other government-related securities	—	—	—	—	—	—	—
Corporate bonds	78,770	104	1,079	(32,010)	21,445	69,388	—
Total fixed maturity securities - available-for-sale	1,627,496	73	25,977	(23,568)	21,445	1,651,423	—
Fixed maturity securities - trading	32,645	493	—	31,212	(25,342)	39,008	30
Total fixed maturity securities	1,660,141	566	25,977	7,644	(3,897)	1,690,431	30
Equity securities	76,411	—	231	(7,559)	—	69,083	—
Other long-term investments (1)	256,973	21,943	—	—	—	278,916	21,943
Short-term investments	1,161	—	(216)	—	(108)	837	—
Total investments	1,994,686	22,509	25,992	85	(4,005)	2,039,267	21,973
Total assets measured at fair value on a recurring basis	$1,994,686	$22,509	$25,992	$85	$(4,005)	$2,039,267	$21,973

Liabilities:
Annuity account balances (2)	$152,762	$946	$—	$(1,010)	$—	$152,826	$—
Other liabilities (1)	113,311	58,434	—	—	—	54,877	58,434
Total liabilities measured at fair value on a recurring basis	$266,073	$59,380	$—	$(1,010)	$—	$207,703	$58,434

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of its financial instruments as of the periods shown below are as follows:

	As of
	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$4,861,699	$5,157,747	$3,883,414	$4,130,285
Policy loans	783,580	783,580	794,276	794,276

Liabilities:
Stable value product account balances	$3,453,950	$3,624,281	$3,581,150	$3,758,422
Annuity account balances	10,035,799	9,853,726	9,911,040	9,655,208
Mortgage loan backed certificates	110,679	115,014	—	—

Debt:
Bank borrowings	$260,000	$260,000	$285,000	$285,000
Senior and Medium-Term Notes	1,359,852	1,408,564	1,359,852	1,331,855
Subordinated debt securities	524,743	489,005	524,743	453,523
Non-recourse funding obligations	575,000	421,957	575,000	378,205

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

Non-recourse funding obligations

As of March 31, 2010, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

14.          DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk. These strategies are developed through the asset/liability committee’s analysis of data from financial simulation models and other internal and industry sources, and are then incorporated into the Company’s risk management program.

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

The Company has sold credit default protection on liquid traded indices to enhance the return on its investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly issued fixed maturity cash investments. Outstanding credit default swaps relate to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require the Company to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the credit derivatives is $25.0 million. As of March 31, 2010, the fair value of the credit derivatives was a liability of $1.7 million. As of March 31, 2010, the Company had collateral of $1.8 million posted with the counterparties to credit default swaps. The collateral is counterparty specific and is not tied to any one contract. If the credit default swaps needed to be settled immediately, the Company would need to post no additional payments.

As a result of the ongoing disruption in the credit markets, the fair value of these derivatives has fluctuated in response to changing market conditions. The Company believes that the unrealized loss recorded on the $25.0 million notional of credit default swaps is not indicative of the economic value of the investment.

The Company records its derivative instruments in the consolidated condensed balance sheet in “other long-term investments” and “other liabilities” in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The accounting for GAAP changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) - derivative financial instruments”.

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

•                  The Company uses interest rate swaps to convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based rates. As of March 31, 2010, the Company did not hold any positions in these swaps. For the three months ended March 31, 2009, the Company recognized pre-tax losses of $0.1 million representing the change in value of these derivatives and related net settlements.

•                  The Company also uses short positions in interest rate futures to mitigate the interest rate risk associated with its mortgage loan commitments. There were no outstanding positions as of March 31, 2010. For the three months ended March 31, 2009, the Company recognized pre-tax gains of $2.3 million as a result of changes in value of these future positions.

•                  The Company uses certain interest rate swaps to mitigate interest rate risk related to floating rate exposures. The Company recognized a pre-tax loss of $2.4 million and a pre-tax gain of $14.1 million on interest rate swaps for the three months ended March 31, 2010 and 2009, respectively.

•                  The Company uses other swaps and options to manage risk related to other exposures. For the three months ended March 31, 2010 and 2009, the Company recognized pre-tax gains of $0.8 million and gains less than $0.1 million, respectively, for the change in fair value of these derivatives.

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

•                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax gains of $9.1 million and $19.8 million related to these embedded derivatives for the three months ended March 31, 2010 and 2009, respectively.

•                  The Company entered into credit default swaps and various other derivative positions to enhance the return on its investment portfolio. The Company reported net pre-tax gains of $0.5 million and net pre-tax losses of $4.3 million related to credit default swaps for the three months ended March 31, 2010 and 2009, respectively, from the change in swaps’ fair value and premium income.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of March 31, 2010		As of December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:(1)
Interest rate	$50,000	$9,103	$75,000	$16,174
Embedded derivative - Modco reinsurance treaties	29,578	1,676	1,883,109	5,907
Embedded derivative - GMWB	664,160	15,247	429,562	10,579
Other	45,412	4,596	66,250	6,791
	$789,150	$30,622	$2,453,921	$39,451
Other liabilities
Cash flow hedges:
Inflation	$343,526	$12,508	$343,526	$19,141
Interest rate	175,000	9,055	175,000	11,965
Derivatives not designated as hedging instruments:(1)
Credit default swaps	25,000	1,746	25,000	2,172
Interest rate	110,000	8,078	110,000	7,011
Embedded derivative - Modco reinsurance treaties	2,908,034	108,202	1,077,376	81,339
Embedded derivative GMWB	735,392	19,967	660,090	24,423
Other	6,879	1,662	12,703	2,832
	$4,303,831	$161,218	$2,403,695	$148,883

(1) Additional information on derivatives not designated as hedging instruments is referenced under the ASC Derivatives and Hedging Topic.

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended March 31, 2010
	Realized	Benefits and	Other
	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(1,259)
Inflation	—	—	5,422

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(1,991)	$—
Inflation	—	(621)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$360	$—	$—

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended March 31, 2009
	Realized	Benefits and	Other
	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$12,674
Inflation	—	—	998

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(2,116)	$—
Inflation	—	(1,846)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$707	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $6.0 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Gain (Loss) on Derivatives Not Designated as Hedging Instruments(1)

Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands)
Interest rate risk:
Interest rate swaps	$(2,392)	$2,296
Mortgage loan commitments	—	14,148
Credit risk	505	(4,337)
Embedded derivative - Modco reinsurance treaties	(31,094)	60,632
Embedded derivative - GMWB	9,124	19,801
Other	785	(107)
	$(23,072)	$92,433

(1) Additional information on derivatives not designated as hedging instruments is referenced under the ASC Derivatives and Hedging Topic.

Realized investment gains (losses) - all other investments

	For The Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands)
Fixed income Modco trading portfolio(1)	$44,093	$(45,878)

(1)  The Company elected to include the use of alternate disclosures for trading activities.

15.          OPERATING SEGMENTS

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

•                  The Life Marketing segment markets level premium term insurance (“traditional”), universal life, variable universal life, and bank-owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

•                  The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Policies acquired through the Acquisitions segment are “closed” blocks of business (no new policies are being marketed). Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income available to PLC’s common shareowners and assets. Segment operating income (loss) is income before income tax excluding net realized investment gains and losses (net of the related amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income (loss). Segment operating income (loss) represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

During the first quarter of 2010, the Company recorded a $7.8 million decrease in reserves related to the final settlement in the runoff Lender’s Indemnity line of business. There were no significant intersegment transactions during the three months ended March 31, 2010 and 2009.

The following tables summarize financial information for the Company’s segments:

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
Revenues
Life Marketing	$309,004	$281,851
Acquisitions	198,717	199,234
Annuities	140,580	129,945
Stable Value Products	47,956	66,564
Asset Protection	66,431	66,855
Corporate and Other	29,082	(22,484)
Total revenues	$791,770	$721,965
Segment Operating Income (Loss)
Life Marketing	$40,678	$42,510
Acquisitions	31,369	33,621
Annuities	18,187	(575)
Stable Value Products	11,027	20,207
Asset Protection	13,067	6,280
Corporate and Other	(16,132)	(9,247)
Total segment operating income	98,196	92,796
Realized investment (losses) gains - investments(1)	35,816	(131,747)
Realized investment (losses) gains - derivatives(2)	(32,663)	71,107
Income tax expense	(31,570)	(10,021)
Net income available to PLC’s common shareowners	$69,779	$22,135

(1) Realized investment (losses) gains - investments	$36,030	$(131,669)
Less: related amortization of DAC	214	78
	$35,816	$(131,747)

(2) Realized investment gains (losses) - derivatives	$(23,072)	$92,433
Less: settlements on certain interest rate swaps	42	2,238
Less: derivative activity related to certain annuities	9,549	19,088
	$(32,663)	$71,107

	Operating Segment Assets
	As of March 31, 2010
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,002,317	$9,094,172	$10,764,136	$3,442,817
Deferred policy acquisition costs and value of business acquired	2,313,171	814,688	399,305	11,133
Goodwill	10,192	44,136	—	—
Total assets	$11,325,680	$9,952,996	$11,163,441	$3,453,950

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$724,110	$6,813,630	$25,407	$39,866,589
Deferred policy acquisition costs and value of business acquired	91,764	3,996	—	3,634,057
Goodwill	62,670	83	—	117,081
Total assets	$878,544	$6,817,709	$25,407	$43,617,727

	Operating Segment Assets
	As of December 31, 2009
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$8,753,212	$9,136,474	$9,977,456	$3,569,038
Deferred policy acquisition costs and value of business acquired	2,277,256	839,829	430,704	12,112
Goodwill	10,192	44,911	—	—
Total assets	$11,040,660	$10,021,214	$10,408,160	$3,581,150

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$742,456	$6,325,373	$26,372	$38,530,381
Deferred policy acquisition costs and value of business acquired	97,499	5,950	—	3,663,350
Goodwill	62,670	83	—	117,856
Total assets	$902,625	$6,331,406	$26,372	$42,311,587

16.          SUBSEQUENT EVENTS

On April 23, 2010, Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a newly formed, indirect wholly owned subsidiary of the Company, entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch, as issuing lender (“UBS”). Under the Reimbursement Agreement, on April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of the Company’s indirect wholly owned subsidiary, West Coast Life Insurance Company (“WCL”).  Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be eight years, subject to certain conditions including capital contributions made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL for a portion of reserves related to level premium term life insurance policies reinsured by Golden Gate III from WCL under an indemnity reinsurance agreement effective April 1, 2010. These policies were originally ceded by WCL to Golden Gate Captive Insurance Company (“Golden Gate”), an indirect wholly owned subsidiary of the Company domiciled in South Carolina, and were recaptured by WCL and ceded to Golden Gate III concurrent with this transaction. The estimated average annual expense of the LOC under generally accepted accounting principles is approximately $11 million, after-tax.

Pursuant to the terms of the Reimbursement Agreement, in the event amounts are drawn under the LOC by the trustee on behalf of WCL, Golden Gate III will be obligated, subject to certain conditions, to reimburse UBS for the amount of any draw and any interest thereon. The Reimbursement Agreement is “non-recourse” to the Company, Protective Life Insurance Company (“PLICO”) and WCL, meaning that none of these companies are liable to reimburse UBS for any drawn amounts or interest thereon. Pursuant to the terms of a letter agreement with UBS, the Company has agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement. Pursuant to the Reimbursement Agreement, Golden Gate III has collateralized its obligations to UBS by granting UBS a security interest in its assets.

On April 28, 2010, Golden Gate, a South Carolina special purpose financial captive and wholly owned subsidiary of PLICO, redeemed $180 million of Series B Surplus Notes held by PLC. On April 29, 2010, PLC used the proceeds of this redemption to repay $180 million of the outstanding balance on its revolving line of credit facility (the “Credit Facility”), resulting in an outstanding balance of $80 million under the Credit Facility on such date. In addition, on April 27, 2010, Golden Gate’s Board of Directors authorized the payment of a dividend in the amount of $250 million to PLICO to be paid in one or more payments on or after April 27, 2010.

The Company has evaluated the effects of events subsequent to March 31, 2010, and the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties and other factors that could affect our future results, please see Part I, Item II, Risks and Uncertainties and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

OVERVIEW

Our business

We are a holding company headquartered in Birmingham, Alabama, with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company (“PLICO”) is our largest operating subsidiary. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Corporation and our subsidiaries.

We have several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. We periodically evaluate our operating segments as prescribed in the Accounting Standards Codification (“ASC”) Segment Reporting Topic, and make adjustments to our segment reporting as needed.

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

•                  Stable Value Products - We sell guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Additionally, the segment markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.

•                  Asset Protection - We primarily market extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles. In addition, the segment markets a GAP product.

•                  Corporate and Other - This segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including net investment income on capital and interest on debt), and a trading portfolio that was previously part of a variable interest entity. This segment also includes earnings from several non-strategic or runoff lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

EXECUTIVE SUMMARY

We delivered solid financial results in the first quarter. Across the board, our operating segments produced results that were in line with or exceeded our expectations. As compared to the first quarter of last year, total life insurance sales increased 17.4%, universal life sales increased 65.9% (and exceeded term sales in this quarter), annuity sales increased 30.0% and extended service contract sales increased 9.3%. Mortality also continued to trend favorably in the quarter. As we look to the remainder of the year, we expect continued positive momentum as we move forward with our plans to introduce innovative, differentiated products to our markets, invest excess liquidity, optimize capital deployment and grow our distribution networks.

In addition, earnings were impacted favorably by $2.8 million during the three months ended March 31, 2010, due to the release of unrecognized income tax benefits relating to tax-basis policy liabilities. This release was prompted by the Internal Revenue Service’s recent technical guidance confirming our historical calculations.

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

Competition

•                  we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability;

•                  our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business;

•                  a ratings downgrade could adversely affect our ability to compete; and

•                  we may not be able to protect our intellectual property and could also be subject to infringement claims.

For more information about the risks, uncertainties, and other factors that could affect our future results, please see Part II, Item 1A of this report and our Annual Reports on Forms 10-K.

CRITICAL ACCOUNTING POLICIES

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

In the following discussion, segment operating income (loss) is defined as income before income tax excluding net realized investment gains and losses (net of the related deferred acquisitions costs (“DAC”) and value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income (loss) because the derivatives are used to mitigate risk in items affecting segment operating income (loss). Management believes that segment operating income (loss) provides relevant and useful information to investors, as it represents the basis on which the performance of our business is internally assessed. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing our overall financial performance, management believes that segment operating income enhances an investor’s understanding of our results of operations by highlighting the income usually attributable to the normal, recurring operations of our business. However, segment operating income should not be viewed as a substitute for accounting principles generally accepted in the United States of America (“GAAP”) net income available to PLC’s common shareowners. In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income available to PLC’s common shareowners:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$40,678	$42,510	(4.3)%
Acquisitions	31,369	33,621	(6.7)
Annuities	18,187	(575)	n/m
Stable Value Products	11,027	20,207	(45.4)
Asset Protection	13,067	6,280	n/m
Corporate and Other	(16,132)	(9,247)	74.5
Total segment operating income	98,196	92,796	5.8
Realized investment gains (losses) - investments(1)(3)	35,816	(131,747)
Realized investment gains (losses) - derivatives(2)	(32,663)	71,107
Income tax expense	(31,570)	(10,021)
Net income available to PLC’s common shareowners	$69,779	$22,135	n/m

(1) Realized investment gains (losses) - investments(3)	$36,030	$(131,669)
Less: related amortization of DAC	214	78
	$35,816	$(131,747)

(2) Realized investment gains (losses) - derivatives	$(23,072)	$92,433
Less: settlements on certain interest rate swaps	42	2,238
Less: derivative activity related to certain annuities	9,549	19,088
	$(32,663)	$71,107

(3) Includes other-than-temporary impairments of $11.9 million and $89.8 million for the three months ended March 31, 2010 and 2009, respectively.

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Net income available to PLC’s common shareowners for the three months ended March 31, 2010, included a $5.4 million, or 5.8%, increase in segment operating income. The increase was primarily related to an $18.8 million increase in operating income in the Annuities segment and a $6.8 million increase in the Asset Protection segment. These increases were partially offset by a decrease of $1.8 million in operating income in the Life Marketing segment, a $9.2 million decrease in the Stable Value Products segment, a $2.3 million decrease in the Acquisition segment, and a $6.9 million decrease in operating income in the Corporate and Other segment. Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment increased operating earnings by $11.6 million for the three months ended March 31, 2010.

We experienced net realized gains of $13.0 million for the three months ended March 31, 2010, compared to net realized losses of $39.2 million for the three months ended March 31, 2009. The gains realized for the three months ended March 31, 2010, were primarily caused by $9.1 million of gains related to guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative valuation changes, $13.0 million of gains related to the net activity related to the modified coinsurance portfolio and derivative activity, and $6.7 million of gains related to sale activity. Offsetting these gains were $11.9 million of other-than-temporary impairment credit-related losses and mark-to-market losses of $2.4 million on interest rate swaps.

•                  Life Marketing segment operating income was $40.7 million for the three months ended March 31, 2010, representing a decrease of $1.8 million, or 4.3%, from the three months ended March 31, 2009. The decrease was primarily due to lower allocated investment income on the traditional line of business and higher insurance company operating expenses, partly offset by more favorable mortality results.

•                  Acquisitions segment operating income was $31.4 million for the three months ended March 31, 2010, a decrease of $2.3 million, or 6.7%, compared to the three months ended March 31, 2009, primarily due to the expected runoff of the blocks of business and less favorable mortality results.

•                  Annuities segment operating income was $18.2 million for the three months ended March 31, 2010, compared to an operating loss of $0.6 million for the three months ended March 31, 2009, an increase of $18.8 million. This change included an unfavorable $7.4 million variance related to fair value changes, of which $2.2 million was related to the equity indexed annuity (“EIA”) product and $5.2 million was related to embedded derivatives associated with the variable annuity (“VA”) GMWB rider. The remaining $25.6 million increase in operating income was primarily driven by a $19.2 million unlocking charge recorded within the VA line during the three months ended March 31, 2009. Other items accounted for the remainder of the variance, including a $3.5 million increase in earnings related to wider spreads and average account value growth of 52% in the single premium deferred annuity (“SPDA”) line.

•                  Stable Value Products segment operating income was $11.0 million and decreased $9.2 million, or 45.4%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the three months ended March 31, 2010, compared with $1.5 million for the first quarter of 2009. The operating spread decreased 39 basis points to 126 basis points for the three months ended March 31, 2010, compared to an operating spread of 165 basis points during the three months ended March 31, 2009.

•                  Asset Protection segment operating income was $13.1 million, representing an increase of $6.8 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. First quarter income was comprised of $5.5 million of income from core operations and $7.6 million of income from runoff lines. Credit insurance earnings decreased $1.5 million compared to the prior year, primarily due to unfavorable loss experience and higher expenses. Service contract earnings declined $0.5 million, or 9.6%, compared to the prior year, primarily due to higher loss ratios and higher expenses in certain product lines. Earnings from other products increased $8.8 million for the three months ended March 31, 2010 compared to the prior year. The increase in other products was primarily from a $7.8 million reserve release in the first quarter of 2010 related to the final settlement in the runoff Lender’s Indemnity line of business. Favorable loss experience in the GAP product line also contributed to the increase.

•                  Corporate and Other segment operating loss was $16.1 million for the three months ended March 31, 2010, compared to a loss of $9.2 million for the three months ended March 31, 2009. The variance was primarily due to an increase of interest expense of $11.9 million. Partially offsetting this decrease to earnings was an improvement of $5.8 million in investment income, and a $0.7 million improvement in the trading portfolio, compared to the three months ended March 31, 2009.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$373,390	$375,658	(0.6)%
Reinsurance ceded	(176,752)	(207,164)	(14.7)
Net premiums and policy fees	196,638	168,494	16.7
Net investment income	91,144	93,527	(2.5)
Other income	21,222	19,830	7.0
Total operating revenues	309,004	281,851	9.6
BENEFITS AND EXPENSES
Benefits and settlement expenses	220,556	195,410	12.9
Amortization of deferred policy acquisition costs	34,078	35,728	(4.6)
Other operating expenses	13,692	8,203	66.9
Total benefits and expenses	268,326	239,341	12.1
INCOME BEFORE INCOME TAX	40,678	42,510	(4.3)
OPERATING INCOME	$40,678	$42,510	(4.3)

The following table summarizes key data for the Life Marketing segment:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$20,764	$23,151	(10.3)%
Universal life	21,267	12,819	65.9
Variable universal life	936	642	45.8
	$42,967	$36,612	17.4
Sales By Distribution Channel
Brokerage general agents	$26,351	$21,464	22.8
Independent agents	6,691	7,280	(8.1)
Stockbrokers / banks	8,971	7,173	25.1
BOLI / other	954	695	37.3
	$42,967	$36,612	17.4
Average Life Insurance In-force (1)
Traditional	$497,128,581	$483,531,806	2.8
Universal life	53,604,563	52,991,628	1.2
	$550,733,144	$536,523,434	2.6
Average Account Values
Universal life	$5,418,442	$5,352,302	1.2
Variable universal life	324,071	236,712	36.9
	$5,742,513	$5,589,014	2.7

Traditional Life Mortality Experience (2)	$13,049	$546
Universal Life Mortality Experience (2)	$1,437	$1,486

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

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$51,657	$42,376	21.9%
Renewal commissions	8,614	9,087	(5.2)
First year ceding allowances	(2,088)	(4,309)	(51.5)
Renewal ceding allowances	(45,870)	(51,044)	(10.1)
General & administrative	39,905	36,622	9.0
Taxes, licenses, and fees	7,983	7,301	9.3
Other operating expenses incurred	60,201	40,033	50.4
Less: commissions, allowances & expenses capitalized	(67,413)	(51,509)	30.9
Other insurance company operating expenses	(7,212)	(11,476)	(37.2)
Marketing Companies:
Commissions	15,898	14,685	8.3
Other operating expenses	5,006	4,994	0.2
Other marketing company operating expenses	20,904	19,679	6.2
Other operating expenses	$13,692	$8,203	66.9

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income

Operating income was $40.7 million for the three months ended March 31, 2010, representing a decrease of $1.8 million, or 4.3%, from the three months ended March 31, 2009. The decrease was primarily due to lower allocated investment income on the traditional line of business and higher insurance company operating expenses, partly offset by more favorable mortality results.

Operating revenues

Total revenues for the three months ended March 31, 2010, increased $27.2 million, or 9.6%, compared to the three months ended March 31, 2009. This increase was the result of higher premiums and policy fees in the segment’s traditional and universal life lines and higher investment income in the universal life product line due to increases in net in-force reserves and was partially offset by lower sales in the segment’s marketing companies and lower investment income on the Company’s traditional and BOLI product lines.

Net premiums and policy fees

Net premiums and policy fees increased by $28.1 million, or 16.7%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to an increase in retention levels on certain traditional life products and continued growth in universal life in-force business. Our maximum retention level for newly issued traditional life and universal life products is generally $2,000,000.

Net investment income

Net investment income in the segment decreased $2.4 million, or 2.5%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Traditional life statutory reserving methodology changes have reduced our statutory reserves, thus reducing the investment income allocated to the segment. In addition, the impact of our traditional and universal life capital markets programs on investment income allocated to the segment caused a reduction of $5.0 million between the first quarter of 2009 and the first quarter of 2010.

Other income

Other income increased $1.4 million, or 7.0%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase relates primarily to higher fees on variable universal life funds and interest on modified coinsurance transactions.

Benefits and settlement expenses

Benefits and settlement expenses increased by $25.1 million, or 12.9%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products, and higher credited interest on UL products resulting from increases in account values, partly offset by more favorable mortality. The estimated mortality impact to earnings related to traditional and universal life products, for the three months ended March 31, 2010, was favorable by $14.5 million and was approximately $12.5 million more favorable than the estimated mortality impact on earnings for the three months ended March 31, 2009.

Amortization of DAC

DAC amortization decreased $1.7 million, or 4.6%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease primarily relates to more favorable unlocking on BOLI business partly offset by growth in retained life insurance in-force compared to 2009.

Other operating expenses

Other operating expenses increased $5.5 million, or 66.9%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This increase reflects higher marketing company expenses associated with higher broker dealer sales, partially higher general administrative expenses, and a reduction in reinsurance allowances.

Sales

Sales for the segment increased $6.4 million, or 17.4%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as increased universal life sales more than offset lower traditional sales. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products resulting in a less competitive product positioning. Universal life sales increased $8.4 million, or 65.9%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to our increased focus on the product line.

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

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business as required by the ASC Financial Services-Insurance Topic are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in force. Thus, deferred reinsurance allowances on policies as required under the Financial Services-Insurance Topic may impact DAC amortization.

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(176,752)	$(207,164)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(194,005)	(218,639)
Amortization of deferred policy acquisition costs	(7,864)	(12,392)
Other operating expenses (1)	(31,295)	(32,211)
Total benefits and expenses	(233,164)	(263,242)

NET IMPACT OF REINSURANCE (2)	$56,412	$56,078

Allowances received	$(47,958)	$(55,353)
Less: Amount deferred	16,663	23,142
Allowances recognized (ceded other operating expenses) (1)	$(31,295)	$(32,211)

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

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

The decrease in ceded premiums above for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was caused primarily by lower ceded traditional life premiums and policy fees of $29.2 million.

Ceded benefits and settlement expenses were lower for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to lower increases in ceded reserves and decreased ceded claims. Traditional ceded benefits decreased $33.7 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to a lower increase in ceded reserves and lower ceded death benefits. Universal life ceded benefits increased $0.4 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as higher ceded claims were partly offset by a lower change in ceded reserves. Ceded universal life claims were $8.4 million higher for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

Ceded amortization of deferred policy acquisitions costs decreased for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to the differences in unlocking between the two periods.

Total allowances received for the three months ended March 31, 2010, decreased from the three months ended March 31, 2009, due to the change in our traditional life reinsurance strategy.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$160,721	$178,676	(10.0)%
Reinsurance ceded	(93,134)	(109,607)	(15.0)
Net premiums and policy fees	67,587	69,069	(2.1)
Net investment income	115,401	123,541	(6.6)
Other income	1,273	1,403	(9.3)
Total operating revenues	184,261	194,013	(5.0)
Realized gains (losses) - investments	44,519	(52,463)
Realized gains (losses) - derivatives	(30,063)	57,684
Total revenues	198,717	199,234
BENEFITS AND EXPENSES
Benefits and settlement expenses	133,474	138,731	(3.8)
Amortization of deferred policy acquisition costs and value of business acquired	13,195	17,563	(24.9)
Other operating expenses	6,223	4,098	51.9
Operating benefits and expenses	152,892	160,392	(4.7)
Amortization of DAC / VOBA related to realized gains (losses) - investments	143	178
Total benefits and expenses	153,035	160,570	(4.7)
INCOME BEFORE INCOME TAX	45,682	38,664	18.2
Less: realized gains (losses)	14,456	5,221
Less: related amortization of DAC	(143)	(178)
OPERATING INCOME	$31,369	$33,621	(6.7)

The following table summarizes key data for the Acquisitions segment:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Average Life Insurance In-Force (1)
Traditional	$189,300,917	$202,610,702	(6.6)%
Universal life	27,324,752	28,958,227	(5.6)
	$216,625,669	$231,568,929	(6.5)
Average Account Values
Universal life	$2,755,125	$2,864,653	(3.8)
Fixed annuity(2)	3,425,604	3,763,165 (4)	(9.0)
Variable annuity	139,690	125,655	11.2
	$6,320,419	$6,753,473	(6.4)
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.89%	6.02%
Interest credited to policyholders	4.28	4.16
Interest spread	1.61%	1.86%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3) Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.34% and 6.37% for the three months ended March 31, 2010 and 2009, respectively.

(4) Certain changes in methodology were made in the current year. Prior years have been adjusted to comparable to current year.

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income

Operating income was $31.4 million for the three months ended March 31, 2010, a decrease of $2.3 million, or 6.7%, compared to the three months ended March 31, 2009, primarily due to the expected runoff of the blocks of business and less favorable mortality results.

Revenues

Net premiums and policy fees decreased $1.5 million, or 2.1%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to runoff of the in-force business. Net investment income decreased $8.1 million, or 6.6%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to runoff of the segment’s in-force business and lower overall yields, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $7.5 million, or 4.7%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease related primarily to the expected runoff of the in-force business and fluctuations in mortality.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(93,134)	$(109,607)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(85,069)	(92,222)
Amortization of deferred policy acquisition costs	(5,422)	(5,781)
Other operating expenses	(12,785)	(14,959)
Total benefits and expenses	(103,276)	(112,962)

NET IMPACT OF REINSURANCE	$10,142	$3,355

The segment’s reinsurance programs do not materially impact the other income line of the income statement. In addition, net investment income generally has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded to the assuming companies. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business assumed from the Company. For business ceded under modified coinsurance arrangements, the amount of investment income attributable to the assuming company is included as part of the overall change in policy reserves and, as such, is reflected in benefit and settlement expenses. The net investment income impact to us and the assuming companies has not been quantified as it is not fully reflected in our consolidated condensed financial statements.

The net impact of reinsurance increased $6.8 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as decreases in ceded premiums more than offset decreases in benefits, amortization of deferred acquisition costs, and expenses largely due to higher ceded claims and surrenders.

Annuities

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$8,775	$10,985	(20.1)%
Reinsurance ceded	(37)	(42)	(11.9)
Net premiums and policy fees	8,738	10,943	(20.1)
Net investment income	116,197	102,982	12.8
Realized gains (losses) - derivatives	9,549	19,088	(50.0)
Other income	5,994	3,380	77.3
Total operating revenues	140,478	136,393	3.0
Realized gains (losses) - investments	102	(6,448)
Total revenues	140,580	129,945	8.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	94,241	85,808	9.8
Amortization of deferred policy acquisition costs and value of business acquired	19,600	45,185	(56.6)
Other operating expenses	8,450	5,975	41.4
Operating benefits and expenses	122,291	136,968	(10.7)
Amortization of DAC / VOBA related to realized gains (losses) - investments	71	(100)
Total benefits and expenses	122,362	136,868	(10.6)
INCOME (LOSS) BEFORE INCOME TAX	18,218	(6,923)	n/m
Less: realized gains (losses)	102	(6,448)
Less: related amortization of DAC	(71)	100
OPERATING INCOME (LOSS)	$18,187	$(575)	n/m

The following table summarizes key data for the Annuities segment:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$218,029	$297,680	(26.8)%
Variable annuity	349,936	139,056	151.7
	$567,965	$436,736	30.0
Average Account Values
Fixed annuity(1)	$7,600,963	$6,682,367	13.7
Variable annuity	2,909,757	1,764,353	64.9
	$10,510,720	$8,446,720	24.4
Interest Spread - Fixed Annuities (2)
Net investment income yield	6.12%	6.13%
Interest credited to policyholders	4.63	4.91
Interest spread	1.49%	1.22%

	As of March 31,
	2010	2009	Change
GMDB - Net amount at risk (3)	$321,424	$903,345	(64.4)%
GMDB Reserves	—	10,864	(100.0)
GMWB Reserves	4,721	13,609	(65.3)
Account value subject to GMWB rider	1,434,230	434,063	n/m
S&P 500® Index	1,169	798	46.5

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income

Segment operating income was $18.2 million for the three months ended March 31, 2010, compared to an operating loss of $0.6 million for the three months ended March 31, 2009, an increase of $18.8 million. This change included an unfavorable $7.4 million variance related to fair value changes, of which $2.2 million was related to the EIA product and $5.2 million was related to embedded derivatives associated with the VA GMWB rider. The remaining $25.6 million increase in operating income was primarily driven by a $19.2 million unlocking charge recorded within the VA line during the three months ended March 31, 2009. Other items accounted for the remainder of the variance, including a $3.5 million increase in earnings related to wider spreads and average account value growth of 52% in the SPDA line.

Operating revenues

Segment operating revenues increased $4.1 million, or 3.0%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to an increase in net investment income and other revenue, which was partially offset by decreases in policy fees and gains on derivatives. Average fixed account balances grew 13.7% for the three months ended March 31, 2010, resulting in higher investment income.

Benefits and settlement expenses

Benefits and settlement expenses increased $8.4 million, or 9.8%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This increase was primarily the result of higher credited interest, higher unearned premium reserve amortization, and an unfavorable variance in fair value changes in the EIA line. Offsetting this increase was a favorable change of $8.7 million in unlocking and a favorable change of $4.0 million in VA death benefit payments for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Favorable unlocking of $0.1 million was recorded by the segment for the three months ended March 31, 2010.

Amortization of DAC

The decrease in DAC amortization for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily due to a reduction in surrender charge revenue in the market value adjusted (“MVA”) line, fair value changes on the VA GMWB rider, and a $10.8 million unlocking charge in the VA line during the three months ended March 31, 2009. Fair value changes on the VA GMWB rider caused a decrease in amortization of $6.4 million. Favorable DAC unlocking of $0.7 million was recorded by the segment during the three months ended March 31, 2010.

Sales

Total sales increased $131.2 million, or 30.0%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Sales of fixed annuities decreased $79.7 million, or 26.8%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease in fixed annuity sales was driven by reduced sales in the EIA, MVA, and immediate annuity lines and was primarily attributable to a lower interest rate environment. MVA sales decreased $92.6 million, or 78.9%, for the three ended March 31, 2010, compared to the three months ended March 31, 2009. SPDA sales increased by $32.8 million, or 21.7%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to expansion of our distribution channels. Sales of variable annuities increased $210.9 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to improved sales management efforts.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$46,420	$63,176	(26.5)%
Other income	—	1,526	(100.0)
Realized gains (losses)	1,536	1,862	(17.5)
Total revenues	47,956	66,564	(28.0)
BENEFITS AND EXPENSES
Benefits and settlement expenses	33,731	42,585	(20.8)
Amortization of deferred policy acquisition costs	979	927	5.6
Other operating expenses	683	983	(30.5)
Total benefits and expenses	35,393	44,495	(20.5)
INCOME BEFORE INCOME TAX	12,563	22,069	(43.1)
Less: realized gains (losses)	1,536	1,862
OPERATING INCOME	$11,027	$20,207	(45.4)

The following table summarizes key data for the Stable Value Products segment:

	For The
	Three Months Ended
	March 31,
	2010	2009		Change
	(Dollars In Thousands)
Sales
GIC	$1,000	$—		n/m %
GFA - Direct Institutional	150,000	—		n/m
GFA - Registered Notes - Institutional	—	—		n/m
GFA - Registered Notes - Retail	—	—		n/m
	$151,000	$—		n/m

Average Account Values	$3,494,977	$4,523,563		(22.7)
Ending Account Values	$3,454,186	$4,360,991		(20.8)

Operating Spread
Net investment income yield	5.31%	5.58%
Interest credited	3.86	3.76
Operating expenses	0.19	0.17
Operating spread	1.26%	1.65	%(1)

(1) Excludes one-time funding agreement retirement gains.

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income

Operating income was $11.0 million and decreased $9.2 million, or 45.4%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the three months ended March 31, 2010, compared with $1.5 million for the first quarter of 2009. The operating spread decreased 39 basis points to 126 basis points for the three months ended March 31, 2010, compared to an operating spread of 165 basis points during the three months ended March 31, 2009.

Sales

During the three months ended March 31, 2010, we chose to re-enter the stable value market. Total sales were $151.0 million for the three months ended March 31, 2010.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$79,515	$86,935	(8.5)%
Reinsurance ceded	(35,906)	(41,485)	(13.4)
Net premiums and policy fees	43,609	45,450	(4.1)
Net investment income	7,497	8,932	(16.1)
Other income	15,325	12,473	22.9
Total operating revenues	66,431	66,855	(0.6)
BENEFITS AND EXPENSES
Benefits and settlement expenses	18,756	34,110	(45.0)
Amortization of deferred policy acquisition costs	12,775	13,683	(6.6)
Other operating expenses	21,907	12,782	71.4
Total benefits and expenses	53,438	60,575	(11.8)
INCOME BEFORE INCOME TAX	12,993	6,280	n/m
Less: noncontrolling interests	(74)	—	n/m
OPERATING INCOME	$13,067	$6,280	n/m

The following table summarizes key data for the Asset Protection segment:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Sales
Credit insurance	$7,692	$8,483	(9.3)%
Service contracts	52,539	48,089	9.3
Other products	11,459	11,768	(2.6)
	$71,690	$68,340	4.9
Loss Ratios (1)
Credit insurance	43.9%	32.1%
Service contracts	78.4	74.6
Other products	(34.7)	97.3

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income

Operating income was $13.1 million, representing an increase of $6.8 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. First quarter income was comprised of $5.5 million of income from core operations and $7.6 million of income from runoff lines. Credit insurance earnings decreased $1.5 million compared to the prior year, primarily due to unfavorable loss experience and higher expenses. Service contract earnings declined $0.5 million, or 9.6%, compared to the prior year, primarily due to higher loss ratios and higher expenses in certain product lines. Earnings from other products increased $8.8 million for the three months ended March 31, 2010 compared to the prior year. The increase in other products was primarily from a $7.8 million reserve release in the first quarter of 2010 related to the final settlement in the runoff Lender’s Indemnity line of business. Favorable loss experience in the GAP product line also contributed to the increase.

Net premiums and policy fees

Net premiums and policy fees decreased $1.8 million, or 4.1%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Credit insurance premiums decreased $0.8 million, or 12.8%, due to the impact of lower auto sales. Within the other product lines, net premiums decreased $0.8 million, or 6.2%, compared to the prior year mainly due to a decrease in the GAP product line as a result of lower auto sales and the discontinuation of the inventory protection product (“IPP”) product line.

Other income

Other income increased $2.9 million, or 22.9%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to the impact of taking over the administration of a block of  service contract business in the fourth quarter of 2009.

Benefits and settlement expenses

Benefits and settlement expenses decreased $15.4 million, or 45.0%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Credit insurance claims for the three months ended March 31, 2010, compared to the prior year, increased $0.4 million, or 19.3%, due to higher loss ratios. Service contract claims increased $0.8 million, or 4.2%, due to higher loss ratios in some product lines. Other products claims decreased $16.6 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease included a $7.8 million decrease in reserves related to the final settlement in the runoff Lender’s Indemnity line of business. In addition, the first quarter of 2009 included a $6.3 million increase in the runoff Lender’s indemnity product line’s loss reserve related to the commutation of a reinsurance agreement which was offset by a reduction in other expenses. Improved loss ratios in the GAP product line also contributed to the decrease.

Amortization of DAC and Other operating expenses

Amortization of DAC was $0.9 million, or 6.6%, lower for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to lower premiums in the dealer credit insurance line. Other operating expenses increased $9.1 million, or 71.4%, for the three months ended March 31, 2010, due to a $6.3 million bad debt recovery in the runoff Lender’s Indemnity product line due to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by an increase in benefits and settlement expenses. Higher commission expense resulting from an increase in sales in certain service contract lines also contributed to the increase.

Sales

Total segment sales increased $3.4 million, or 4.9%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Credit insurance sales decreased $0.8 million, or 9.3%. Service contract sales increased $4.5 million, or 9.3%, compared to the prior year. The decline in the other products line was primarily the result of the discontinuation of the IPP product line.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, credit property, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARC’s”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at levels ranging from 50% to 100% to limit our exposure and allow the PARC’s to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(35,906)	$(41,485)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(19,275)	(21,378)
Amortization of deferred policy acquisition costs	(3,584)	(5,494)
Other operating expenses	(934)	(8,484)
Total benefits and expenses	(23,793)	(35,356)

NET IMPACT OF REINSURANCE	$(12,113)	$(6,129)

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Reinsurance premiums ceded decreased $5.6 million, or 13.4%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease was primarily due to a decline in ceded dealer credit insurance premiums and GAP premiums due to lower auto sales. Ceded unearned premium reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit, or on a funds withheld basis.

Benefits and settlement expenses ceded decreased $2.1 million, or 9.8%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease was primarily due to lower losses in the service contract and GAP lines.

Amortization of DAC ceded decreased $1.9 million, or 34.8%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily as the result of the decreases in the ceded dealer credit and GAP product lines. Other operating expenses ceded decreased $7.6 million, 89.0%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The fluctuation was primarily attributable to $6.3 million bad debt recovery in the runoff Lender’s Indemnity product line as a result of the commutation of a reinsurance agreement in the first quarter of 2009.

Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated condensed financial statements.

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$6,371	$6,898	(7.6)%
Reinsurance ceded	—	(1)	(100.0)
Net premiums and policy fees	6,371	6,897	(7.6)
Net investment income	35,338	29,527	19.7
Realized gains (losses) - derivatives	42	2,238
Other income	58	51	13.7
Total operating revenues	41,809	38,713	8.0
Realized gains (losses) - investments	(9,767)	(73,913)
Realized gains (losses) - derivatives	(2,960)	12,716
Total revenues	29,082	(22,484)	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	6,537	7,715	(15.3)
Amortization of deferred policy acquisition costs	448	484	(7.4)
Other operating expenses	50,955	39,761	28.2
Total benefits and expenses	57,940	47,960	20.8
INCOME (LOSS) BEFORE INCOME TAX	(28,858)	(70,444)	(59.0)
Less: realized gains (losses) - investments	(9,767)	(73,913)
Less: realized gains (losses) - derivatives	(2,960)	12,716
Less: noncontrolling interests	1	—	n/m
OPERATING INCOME (LOSS)	$(16,132)	$(9,247)	74.5

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income (loss)

Corporate and Other segment operating loss was $16.1 million for the three months ended March 31, 2010, compared to a loss of $9.2 million for the three months ended March 31, 2009. The variance was primarily due to an increase of interest expense of $11.9 million. Partially offsetting this decrease to earnings was an improvement of $5.8 million in investment income, and a $0.7 million improvement in the trading portfolio, compared to the three months ended March 31, 2009.

Operating revenues

Net investment income for the segment increased $5.8 million, or 19.7%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, and net premiums and policy fees decreased $0.5 million, or 7.6%. The increase in net investment income was primarily the result of investing amounts that were previously being held as cash and short-term investments, as well as an improvement of $0.7 million related to the trading portfolio.

Benefits and expenses

Benefits and expenses increased $10.0 million, or 20.8%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to an increase in interest expense of $11.9 million, partially offset by a reduction in policy benefits on non-core lines of business.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners’ equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of March 31, 2010, our investment portfolio was approximately $30.0 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table includes the reported values of our invested assets:

	As of
	March 31, 2010		December 31, 2009
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2010 - $18,884,619; 2009 - $18,376,802)	$18,936,117	63.1%	$18,100,141	62.3%
Privately issued bonds (amortized cost: 2010 - $4,257,734; 2009 - $4,851,515)	4,266,909	14.2	4,730,286	16.3
Fixed maturities	23,203,026	77.3	22,830,427	78.6
Equity securities (cost: 2010 - $281,726; 2009 - $280,615)	280,703	0.9	275,497	0.9
Mortgage loans	4,861,699	16.2	3,877,087	13.3
Investment real estate	25,068	0.1	25,188	0.1
Policy loans	783,580	2.6	794,276	2.7
Other long-term investments	198,014	0.7	204,754	0.7
Short-term investments	647,952	2.2	1,049,609	3.7
Total investments	$30,000,042	100.0%	$29,056,838	100.0%

Included in the preceding table are $3.0 billion and $2.9 billion of fixed maturities and $236.5 million and $250.8 million of short-term investments classified as trading securities as of March 31, 2010 and December 31, 2009, respectively. The trading portfolio includes invested assets of $2.7 billion as of March 31, 2010 and December 31, 2009, held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third-party reinsurers.

Fixed Maturity Investments

As of March 31, 2010, our fixed maturity investment holdings were approximately $23.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	March 31, 2010	December 31, 2009
AAA	14.7%	19.9%
AA	4.0	4.9
A	21.9	18.7
BBB	45.6	42.9
Below investment grade	13.8	13.6
	100.0%	100.0%

The increase in BBB securities reflected in the table above is a result of negative ratings migration on securities owned by the Company. During the first quarter of 2010 and full year of 2009, we did not actively purchase securities below the BBB level.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of March 31, 2010, based upon amortized cost, $96.0 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $23.0 billion fixed maturity securities held by us (0.42% of total fixed maturity securities).

Declines in fair value for our available-for-sale portfolio, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income. The increase in BBB and below investment grade assets, as shown in the preceding table, is primarily a result of ratings downgrades related to our corporate credit and residential mortgage-backed securities holdings.

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	March 31, 2010	December 31, 2009
	(Dollars In Millions)
Corporate bonds	$15,724.6	$14,847.8
Residential mortgage-backed securities	3,720.4	3,917.5
Commercial mortgage-backed securities	270.9	1,124.3
Other asset-backed securities	959.2	1,120.8
U.S. government-related securities	1,579.4	811.3
Other government-related securities	307.1	608.5
States, municipals and political subdivisions	641.4	400.2
Total Fixed Income Portfolio	$23,203.0	$22,830.4

Within our fixed maturity securities, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $20.2 billion or 87.3% of our fixed maturities as “available-for-sale” as of March 31, 2010. These securities are carried at fair value on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.0 billion, or 12.7%, of our fixed maturities as of March 31, 2010. Of this balance, fixed maturities with a market value of $2.7 billion and short-term investments with a market value of $236.5 million were added as part of the Chase Insurance Group acquisition. Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	March 31, 2010	December 31, 2009
	(Dollars In Thousands)
AAA	$711,910	$834,733
AA	117,216	73,210
A	642,756	544,135
BBB	969,894	950,252
Below investment grade	291,646	281,487
Total Modco trading fixed maturities	$2,733,422	$2,683,817

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS), and other asset-backed securities. These holdings as of March 31, 2010, were approximately $5.0 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

Residential mortgage-backed securities - The tables below include a breakdown of our RMBS portfolio by type and rating as of March 31, 2010. As of March 31, 2010, these holdings were approximately $3.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	64.9%
PAC	15.7
Pass Through	3.6
Other	15.8
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	34.5%
AA	5.6
A	6.8
BBB	11.5
Below investment grade	41.6
100.0%

As of March 31, 2010, we held $445.6 million, or 1.5% of invested assets, of securities supported by collateral classified as Alt-A. As of December 31, 2009, we held securities with a market value of $466.6 million of securities supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A grouped by rating category as of March 31, 2010:

Percentage of
Alt-A
Rating	Securities
AAA	1.3%
A	1.0
BBB	4.1
Below investment grade	93.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of March 31, 2010:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$5.9	$—	$—	$—	$—	$5.9
A	4.3	—	—	—	—	4.3
BBB	18.2	—	—	—	—	18.2
Below investment grade	237.2	180.0	—	—	—	417.2
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$265.6	$180.0	$—	$—	$—	$445.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$(0.5)	$—	$—	$—	$—	$(0.5)
A	0.7	—	—	—	—	0.7
BBB	(0.2)	—	—	—	—	(0.2)
Below investment grade	(46.9)	(29.4)	—	—	—	(76.3)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(46.9)	$(29.4)	$—	$—	$—	$(76.3)

The following table includes the percentage of our collateral classified as sub-prime grouped by rating category as of March 31, 2010:

Percentage of
Sub-prime
Rating	Securities
AAA	0.6%
AA	3.1
A	6.9
BBB	2.0
Below investment grade	87.4
100.0%

As of March 31, 2010, we had RMBS with a total fair value of $39.5 million, or 0.1%, of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2009, we held securities with a fair value of $35.2 million of securities supported by collateral classified as sub-prime. The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of March 31, 2010:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$0.3	$—	$—	$—	$—	$0.3
AA	1.2	—	—	—	—	1.2
A	2.7	—	—	—	—	2.7
BBB	0.8	—	—	—	—	0.8
Below investment grade	19.6	14.9	—	—	—	34.5
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$24.6	$14.9	$—	$—	$—	$39.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$—	$—	$—	$—	$—	$—
AA	(0.1)	—	—	—	—	(0.1)
A	(0.4)	—	—	—	—	(0.4)
BBB	(0.5)	—	—	—	—	(0.5)
Below investment grade	(7.5)	(19.7)	—	—	—	(27.2)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(8.5)	$(19.7)	$—	$—	$—	$(28.2)

The following table includes the percentage of our collateral classified as prime grouped by rating category as of March 31, 2010:

Percentage of
Prime
Rating	Securities
AAA	39.5%
AA	6.4
A	7.6
BBB	12.6
Below investment grade	33.9
100.0%

As of March 31, 2010, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $3.2 billion, or 10.8%, of total invested assets. As of December 31, 2009, we held securities with a fair value of $3.4 billion of residential mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages). The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of March 31, 2010:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$1,266.5	$10.2	$—	$—	$—	$1,276.7
AA	208.3	—	—	—	—	208.3
A	237.4	8.0	—	—	—	245.4
BBB	385.1	24.0	—	—	—	409.1
Below investment grade	844.4	251.4	—	—	—	1,095.8
Total mortgage-backed securities collateralized by prime mortgage loans	$2,941.7	$293.6	$—	$—	$—	$3,235.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$40.1	$0.6	$—	$—	$—	$40.7
AA	(5.3)	—	—	—	—	(5.3)
A	(0.3)	0.5	—	—	—	0.2
BBB	(46.5)	(0.7)	—	—	—	(47.2)
Below investment grade	(134.5)	(48.2)	—	—	—	(182.7)
Total mortgage-backed securities collateralized by prime mortgage loans	$(146.5)	$(47.8)	$—	$—	$—	$(194.3)

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of March 31, 2010, the CMBS holdings were approximately $270.9 million. The following table includes the percentages of our CMBS holdings grouped by rating category as of March 31, 2010:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	97.7%
AA	0.0
A	0.0
BBB	2.3
Below investment grade	0.0
100.0%

The following tables include external commercial mortgage-backed securities as of March 31, 2010:

External Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$218.2	$—	$46.4	$—	$—	$264.6
BBB	6.3	—	—	—	—	6.3
Total external commercial mortgage-backed securities	$224.5	$—	$46.4	$—	$—	$270.9

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$10.1	$—	$2.2	$—	$—	$12.3
BBB	(0.7)	—	—	—	—	(0.7)
Total external commercial mortgage-backed securities	$9.4	$—	$2.2	$—	$—	$11.6

Other asset-backed securities —Other asset-backed securities pay down based on cash flows received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of March 31, 2010, these holdings were approximately $959.2 million. The following table includes the percentages of our other asset-backed securities holdings grouped by rating category as of March 31, 2010:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	93.6%
AA	3.3
A	0.7
BBB	1.4
Below investment grade	1.0
100.0%

The following tables include our other asset-backed securities as of March 31, 2010:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$649.4	$213.0	$35.8	$—	$—	$898.2
AA	32.0	—	—	—	—	32.0
A	6.9	—	—	—	—	6.9
BBB	6.6	7.3	—	—	—	13.9
Below investment grade	0.7	7.5	—	—	—	8.2
Total asset-backed securities	$695.6	$227.8	$35.8	$—	$—	$959.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$(36.8)	$(21.0)	$0.3	$—	$—	$(57.5)
AA	3.0	—	—	—	—	3.0
A	0.4	—	—	—	—	0.4
BBB	(1.5)	—	—	—	—	(1.5)
Below investment grade	(0.3)	(15.3)	—	—	—	(15.6)
Total asset-backed securities	$(35.2)	$(36.3)	$0.3	$—	$—	$(71.2)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and/or Fitch Ratings (“Fitch”). If a bond is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of March 31, 2010 over 99.0% of our bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	March 31, 2010	Value	December 31, 2009	Value
	(Dollars In Thousands)
Banking	$2,037,489	8.8%	$1,955,544	8.5%
Other finance	158,546	0.7	82,694	0.4
Electric	2,894,863	12.5	2,650,003	11.6
Natural gas	1,964,965	8.5	1,789,164	7.8
Insurance	1,651,312	7.1	1,529,248	6.7
Energy	1,422,688	6.1	1,369,370	6.0
Communications	1,036,813	4.5	1,079,497	4.7
Basic industrial	976,207	4.2	936,575	4.1
Consumer noncyclical	995,890	4.3	958,688	4.2
Consumer cyclical	434,861	1.9	491,594	2.1
Finance companies	234,685	1.0	231,312	1.0
Capital goods	597,583	2.6	532,778	2.3
Transportation	469,679	2.0	426,860	1.9
Other industrial	123,856	0.5	91,237	0.4
Brokerage	414,882	1.8	375,650	1.6
Technology	259,750	1.1	289,029	1.3
Real estate	45,508	0.2	53,517	0.2
Other utility	5,006	0.0	5,049	0.0
Commercial mortgage-backed securities	270,925	1.2	1,124,325	4.9
Other asset-backed securities	959,226	4.1	1,120,761	4.8
Residential mortgage-backed non-agency securities	2,841,412	12.2	3,000,142	13.1
Residential mortgage-backed agency securities	878,959	3.8	917,312	4.0
U.S. government-related securities	1,579,370	6.8	811,323	3.5
Other government-related securities	307,114	1.3	608,530	2.7
States, municipals, and political divisions	641,437	2.8	400,225	2.2
Total	$23,203,026	100.0%	$22,830,427	100.0%

Our investments in debt and equity securities are reported at fair value, and investments in mortgage loans are reported at amortized cost. As of March 31, 2010, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $23.2 billion, which was 0.9% above amortized cost of $23.0 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2010, our mortgage loan holdings were approximately $4.9 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of March 31, 2010 and 2009, our allowance for mortgage loan credit losses was $5.7 million and $2.3 million, respectively. While our mortgage loans do not have quoted market values, as of March 31, 2010, we estimated the fair value of our mortgage loans to be $ 5.2 billion (using discounted cash flows from the next call date), which was 6.1% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service. We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2010, approximately $812.5 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of March 31, 2010, delinquent mortgage loans and foreclosed properties were less than 0.16% of invested assets. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement. The loans subject to a pooling and servicing agreement have been included on our consolidated condensed balance sheet (“balance sheet”) in the first quarter of 2010 in accordance with ASU 2009-17. For loans not subject to a pooling and servicing agreement, as of March 31, 2010, $29.1 million of the mortgage loan portfolio was nonperforming. In addition, as of March 31, 2010, $16.1 million of the mortgage loan portfolio that is subject to a pooling and servicing agreement was being restructured under the terms and conditions of the pooling and service agreement.

It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status.

Securities Lending

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of March 31, 2010, securities with a market value of $96.2 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral. As of March 31, 2010, the fair value of the collateral related to this program was $94.8 million and we have an obligation to return $98.6 million of collateral to the securities borrowers.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2010:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$2,673,191	13.2%
AA	815,597	4.0
A	4,406,928	21.8
BBB	9,538,112	47.1
Investment grade	17,433,828	86.1
BB	1,088,735	5.4
B	566,246	2.8
CCC or lower	1,163,455	5.7
In or near default	—	0.0
Below investment grade	2,818,436	13.9
Total	$20,252,264	100.0%

Not included in the table above are $2.6 billion of investment grade and $376.5 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of March 31, 2010:

Creditor	Market Value
(Dollars In Millions)
Federal Home Loan Mortgage Corporation	$214.7
Bershire Hathaway Inc.	178.5
Verizon Communications Inc.	176.8
Federal National Mortgage Association	173.1
Wells Fargo & Company	169.1
Bank of America Corp	156.0
PNC Financial Services Group	144.8
Prudential Financial Inc.	139.7
Metlife Inc.	136.3
AT&T Corporation	133.6

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

In April of 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires increased and more frequent disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. We elected to early adopt the guidance in the first quarter of 2009. For the three months ended March 31, 2010, we recorded total other-than-temporary impairments of approximately $21.9 million with $10.0 million of this amount recorded in other comprehensive income (loss).

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended March 31, 2010, we concluded that approximately $11.9 million of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $10.0 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$8,232	$5,579	$2,653
Fixed maturity losses - sales	(1,506)	(26)	(1,480)
Equity gains - sales	—	—	—
Equity losses - sales	—	—	—
Impairments on fixed maturity securities	(11,869)	(70,386)	58,517
Impairments on equity securities	—	(19,440)	19,440
Modco trading portfolio trading activity	44,093	(45,878)	89,971
Other	(2,920)	(1,518)	(1,402)
Total realized gains (losses) - investments	$36,030	$(131,669)	$167,699

Derivatives related to mortgage loan commitments	$—	$2,296	$(2,296)
Embedded derivatives related to reinsurance	(31,094)	60,632	(91,726)
Derivatives related to corporate debt	—	(125)	125
Other interest rate swaps	(2,392)	14,148	(16,540)
Credit default swaps	505	(4,337)	4,842
GMWB embedded derivatives	9,124	19,801	(10,677)
Other derivatives	785	18	767
Total realized gains (losses) - derivatives	$(23,072)	$92,433	$(115,505)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments, Modco trading portfolio activity, and related embedded derivatives related to corporate debt, during the three months ended March 31, 2010, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. For the three months ended March 31, 2010, we recognized pre-tax other-than-temporary impairments of $11.9 million, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $10.0 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded. Other-than-temporary impairments totaled $89.8 million for the three months ended March 31, 2009. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

For The
Three Months Ended
March 31, 2010
(Dollars In Millions)
Alt-A MBS	$9.3
Other MBS	1.1
Other Corporate Bonds	1.4
Sub-prime Bonds	0.1
Total	$11.9

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold securities until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2010, we sold securities in an unrealized loss position with a fair value of $102.7 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$77,900	75.9%	$(1,265)	84.0%
>90 days but <= 180 days	14,500	14.1	(195)	13.0
>180 days but <= 270 days	—	0.0	—	0.0
>270 days but <= 1 year	233	0.2	(10)	0.6
>1 year	10,067	9.8	(36)	2.4
Total	$102,700	100.0%	$(1,506)	100.0%

For the three months ended March 31, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $102.7 million. For the three months ended March 31, 2010, we sold securities in an unrealized gain position with a fair value of $951.0 million. The gain realized on the sale of these securities was $8.2 million.

The $2.9 million of other realized losses recognized for the three months ended March 31, 2010, consists of the change in the mortgage loan loss reserves.

As of March 31, 2010, net gains of $44.1 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $13.3 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains/(losses) on derivative contracts closed during the period.

From time to time, we have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments. There were no outstanding positions for the three months ended March 31, 2010.

We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $31.1 million of losses on these embedded derivatives for the three months ended March 31, 2010, was the result of spread tightening. For the three months ended March 31, 2010, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that offset the losses on these embedded derivatives.

We use certain interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities. As of March 31, 2010, we did not hold any positions in these swaps.

We use certain interest rate swaps to mitigate the price volatility of assets. These positions resulted in net losses of $2.4 million for the three months ended March 31, 2010. The net losses were primarily the result of $1.6 million in mark-to-market losses during the period.

We reported net gains of $0.5 million related to credit default swaps for the three months ended March 31, 2010. The net gains for the three months ended March 31, 2010, were primarily the result of $0.4 million of mark-to-market gains during the period.

The GMWB rider embedded derivatives on certain variable deferred annuities had net unrealized gains of $9.1 million for the three months ended March 31, 2010.

We also use various swaps and options to mitigate risk related to other exposures. These contracts generated net gains of $0.8 million for the three months ended March 31, 2010.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2010, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. As of March 31, 2010, we had an overall net unrealized gain of $61.3 million, prior to tax and DAC offsets, compared to a $403.0 million loss as of December 31, 2009.

Credit and RMBS markets have experienced volatility across numerous asset classes over the past two years, primarily as a result of marketplace uncertainty arising from the failure or near failure of a number of large financial service companies resulting in intervention by the United States Federal Government, downgrades in ratings, interest rate changes, higher defaults in sub-prime and Alt-A residential mortgage loans, and a weakening of the overall economy. In connection with this uncertainty, we believe investors have departed from many investments in other asset-backed securities, including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with fewer lender protections or those with reduced transparency and/or complex features which may hinder investor understanding. We believe these factors have contributed to the level of our net unrealized investment losses through declines in market values over the past two years.

For fixed maturity and equity securities held that are in an unrealized loss position as of March 31, 2010, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$2,613,203	32.8%	$2,670,195	30.9%	$(56,992)	8.2%
>90 days but <= 180 days	549,881	6.9	565,248	6.5	(15,367)	2.2
>180 days but <= 270 days	82,979	1.0	88,524	1.0	(5,545)	0.8
>270 days but <= 1 year	28,171	0.4	28,784	0.3	(613)	0.1
>1 year but <= 2 years	986,405	12.4	1,106,586	12.8	(120,181)	17.2
>2 years but <= 3 years	2,822,576	35.5	3,205,273	37.0	(382,697)	54.8
>3 years but <= 4 years	380,354	4.8	426,619	4.9	(46,265)	6.6
>4 years but <= 5 years	448,264	5.6	511,975	5.9	(63,711)	9.1
>5 years	44,187	0.6	50,865	0.7	(6,678)	1.0
Total	$7,956,020	100.0%	$8,654,069	100.0%	$(698,049)	100.0%

The majority of the unrealized loss as of March 31, 2010, for both investment grade and below investment grade securities, is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and their associated positive effect on security prices. Spread levels have improved since December 31, 2009. However, certain types of securities, including tranches of RMBS and ABS continue to be priced at a level which has caused the unrealized losses noted above.

As of March 31, 2010, the Barclays Investment Grade Index was priced at 136 bps versus a 10 year average of 160 bps. Similarly, the Barclays High Yield Index was priced at 570 bps versus a 10 year average of 617 bps. As of March 31, 2010, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.54%, 3.82%, and 4.71%, compared to 10 year averages of 3.78%, 4.36%, and 4.87%, respectively.

As of March 31, 2010, 38.1% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management, and liquidity requirements.

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

As of March 31, 2010, there were estimated gross unrealized losses of $86.8 million and $26.6 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively. Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of March 31, 2010, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.

For the three months ended March 31, 2010, we recorded $11.9 million of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2010, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$941,287	11.8%	$1,035,271	12.0%	$(93,984)	13.5%
Other finance	62,280	0.8	62,758	0.7	(478)	0.1
Electric	633,506	8.0	664,285	7.7	(30,779)	4.4
Natural gas	360,066	4.5	377,008	4.4	(16,942)	2.4
Insurance	625,317	7.9	674,634	7.8	(49,317)	7.1
Energy	121,068	1.5	123,378	1.4	(2,310)	0.3
Communications	173,712	2.2	191,629	2.2	(17,917)	2.6
Basic industrial	144,729	1.8	154,840	1.8	(10,111)	1.4
Consumer noncyclical	156,488	2.0	161,311	1.9	(4,823)	0.7
Consumer cyclical	159,906	2.0	170,842	2.0	(10,936)	1.6
Finance companies	119,301	1.5	127,422	1.5	(8,121)	1.2
Capital goods	138,156	1.7	145,559	1.7	(7,403)	1.1
Transportation	51,551	0.6	55,774	0.6	(4,223)	0.6
Other industrial	67,475	0.8	69,431	0.8	(1,956)	0.3
Brokerage	128,119	1.6	138,548	1.6	(10,429)	1.5
Technology	50,326	0.6	54,074	0.6	(3,748)	0.5
Real estate	19,079	0.2	19,360	0.2	(281)	0.0
Other utility	21	0.0	44	0.0	(23)	0.0
Commercial mortgage-backed securities	6,365	0.1	7,009	0.1	(644)	0.1
Other asset-backed securities	665,603	8.4	743,264	8.6	(77,661)	11.1
Residential mortgage-backed non-agency securities	2,091,048	26.3	2,424,807	28.0	(333,759)	47.8
Residential mortgage-backed agency securities	174,835	2.2	176,868	2.0	(2,033)	0.3
U.S. government-related securities	837,635	10.5	844,124	9.8	(6,489)	0.9
Other government-related securities	61,182	0.8	61,810	0.7	(628)	0.1
States, municipals, and political divisions	166,965	2.2	170,019	1.9	(3,054)	0.4
Total	$7,956,020	100.0%	$8,654,069	100.0%	$(698,049)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	March 31, 2010	December 31, 2009

Banking	13.5%	14.0%
Other finance	0.1	0.0
Electric	4.4	3.9
Natural gas	2.4	2.0
Insurance	7.1	8.2
Energy	0.3	0.4
Communications	2.6	1.9
Basic industrial	1.4	1.6
Consumer noncyclical	0.7	0.8
Consumer cyclical	1.6	1.7
Finance companies	1.2	1.7
Capital goods	1.1	1.2
Transportation	0.6	0.8
Other industrial	0.3	0.4
Brokerage	1.5	1.6
Technology	0.5	0.4
Real estate	0.0	0.1
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.1	8.8
Other asset-backed securities	11.1	8.3
Residential mortgage-backed non-agency securities	47.8	40.7
Residential mortgage-backed agency securities	0.3	0.3
U.S. government-related securities	0.9	0.4
Other government-related securities	0.1	0.1
States, municipals, and political divisions	0.4	0.7
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of March 31, 2010, varies, with 31.4% maturing in less than 5 years, 22.2% maturing between 5 and 10 years, and 46.4% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2010:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$3,331,378	41.9%	$3,454,741	39.9%	$(123,363)	17.7%
BBB	2,371,562	29.8	2,514,197	29.1	(142,635)	20.4
Investment grade	5,702,940	71.7	5,968,938	69.0	(265,998)	38.1
BB	703,790	8.8	776,888	9.0	(73,098)	10.5
B	479,339	6.0	557,121	6.4	(77,782)	11.1
CCC or lower	1,069,951	13.5	1,351,122	15.6	(281,171)	40.3
Below investment grade	2,253,080	28.3	2,685,131	31.0	(432,051)	61.9
Total	$7,956,020	100.0%	$8,654,069	100.0%	$(698,049)	100.0%

As of March 31, 2010, we held 260 positions of below investment grade securities totaling $2.3 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $432.1 million, of which $426.2 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 7.5% of invested assets. As of March 31, 2010, securities in an unrealized loss position that were rated as below investment grade represented 28.3% of the total market value and 61.9% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were $619.5 million. A widening of credit spreads is estimated to account for unrealized losses of $773.9 million, with changes in treasury rates offsetting this loss by an estimated $154.4 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of March 31, 2010, were super senior or senior bonds in the capital structure. Our non-agency portfolio has a weighted-average life of 2.59 years.

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2010:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$88,653	3.9%	$89,675	3.3%	$(1,022)	0.2%
>90 days but <= 180 days	7,084	0.3	7,386	0.3	(302)	0.1
>180 days but <= 270 days	22,168	1.0	26,447	1.0	(4,279)	1.0
>270 days but <= 1 year	7,860	0.3	8,131	0.3	(271)	0.1
>1 year but <= 2 years	458,161	20.3	548,180	20.4	(90,019)	20.8
>2 years but <= 3 years	1,369,163	60.8	1,638,922	61.0	(269,759)	62.4
>3 years but <= 4 years	95,773	4.3	121,964	4.5	(26,191)	6.1
>4 years but <= 5 years	177,372	7.9	213,462	7.9	(36,090)	8.4
>5 years	26,846	1.2	30,964	1.3	(4,118)	0.9
Total	$2,253,080	100.0%	$2,685,131	100.0%	$(432,051)	100.0%

LIQUIDITY AND CAPITAL RESOURCES

2009 was a year of tremendous challenge in the financial services industry. The banking and financial services industry continued to experience deterioration and a significant amount of multiple notch ratings downgrades of securities held as investments, including downgrades to below investment grade status. In response to these events and to be prepared for potential policy and contract holder surrenders and negative market perception, management made a strategic decision to carry large amounts of cash and short-term investments during the year. Carrying an elevated level of cash and short-term liquid assets, while significantly reducing our liquidity risk, negatively impacts our earnings results as the yield on such assets is much lower than the yields on longer-dated assets. While we have made progress during the first quarter of 2010 in investing portions of this high  balance of cash and short-term liquid assets, we continue to work towards reducing our cash and short-term investments to a more normalized level.

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

In the event of significant unanticipated cash requirements beyond our normal liquidity requirements, we have additional sources of liquidity available depending on market conditions and the amount and timing of the liquidity need. These additional sources of liquidity include cash flows from operations, the sale of liquid assets, accessing our credit facility, and other sources described herein.

Our decision to sell investment assets could be impacted by accounting rules, including rules relating to the likelihood of a requirement to sell securities before recovery of our cost basis. Under stressful market and economic conditions, liquidity may broadly deteriorate which could negatively impact our ability to sell investment assets. If we require on short notice significant amounts of cash in excess of normal requirements, we may have difficulty selling investment assets in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

As of March 31, 2010, we had no outstanding balance related to such borrowings. During the three months ended March 31, 2010, we had a maximum balance outstanding of $300 million related to these programs. The average daily balance was $113.3 million, during the three months ended March 31, 2010.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $260.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of March 31, 2010. Of this amount, $180.0 million was used to purchase non-recourse funding obligations issued by an indirect, wholly owned special-purpose financial captive insurance company. For additional information related to special purpose financial captives, see “Capital Resources”. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2010.

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

During the second quarter of 2008, we joined the Federal Home Loan Bank (“FHLB”) of Cincinnati. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. We held $58.9 million of common stock as of March 31, 2010, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2010, we had $751.0 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of March 31, 2010, we reported approximately $599.1 million (fair value) of Auction Rate Securities (“ARS”), which were all rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

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

The auction rate securities are classified as a Level 3 valuation. An unrealized loss of $58.3 million was recorded as of March 31, 2010, and an unrealized loss of $45.0 million was recorded as of March 31, 2009, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of March 31, 2010, our total cash, cash equivalents, and invested assets were $30.2 billion. The life insurance subsidiaries were committed as of March 31, 2010, to fund mortgage loans in the amount of $247.3 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations.

In response to the volatility and disruption in the credit markets, we have maintained a high balance of cash and short-term investments to provide liquidity for cash outflows projected for the coming months. Our subsidiaries held approximately $782.3 million in cash and short-term investments as of March 31, 2010, and we held an additional $9.2 million in cash and short-term investments available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)

Net cash provided by operating activities	$385,382	$207,868
Net cash (used in) provided by investing activities	(335,586)	488,561
Net cash used in financing activites	(52,187)	(665,139)
Total	$(2,391)	$31,290

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

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

Net cash (used in) provided by investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio. The change in net cash (used in) provided by investing activities was primarily due to investing amounts that were previously being held for liquidity purposes, as well as portfolio rebalancing activities.

Net cash used in financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders, and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The variance for three months ended March 31, 2010 compared to the three months ended March 31, 2009, was primarily the result of investment product and universal life withdrawal activity, as well as fluctuations in line of credit balances.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

As of March 31, 2010, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners’ equity. We also have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur. Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital. Pursuant to an amendment, this calculation excludes the $800.0 million of senior notes we issued in 2009. As of March 31, 2010, there was a $260.0 million outstanding balance under the Credit Facility at an interest rate of LIBOR plus 0.40%. Of this amount, $180.0 million was utilized to purchase non-recourse funding obligations issued by Golden Gate Captive Insurance Company (“Golden Gate”), an indirect wholly owned special-purpose financial captive insurance company. As discussed in Note 16, Subsequent Events, subsequent to March 31, 2010, Golden Gate redeemed $180 million of Series B Surplus Notes held by Protective Life Corporation (“PLC”). PLC used the proceeds of this redemption to repay $180 million of the outstanding balance on the Credit Facility, resulting in an outstanding balance of $80 million under the Credit Facility on such date. As the need arises, we may utilize the Credit Facility to fund reserve financing in future periods.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special-purpose financial captive insurance company wholly owned by PLICO, had $575.0 million of non-recourse funding obligations outstanding as of March 31, 2010. These non-recourse funding obligations mature in 2052. We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations.

These non-recourse funding obligations are direct financial obligations of Golden Gate II and are not guaranteed by us or PLICO. These non-recourse obligations are represented by surplus notes that were issued to fund a portion of the statutory reserves required by Regulation XXX. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

On May 7, 2007, our Board of Directors extended our previously authorized $100 million share repurchase program. The current authorization extends through May 6, 2010. In light of recent credit market disruption, extraordinary events and developments affecting financial markets, and a specific focus on capital preservation and liquidity, we have not repurchased any of our common stock under the existing share repurchase program during the first quarter of 2010. Future activity will be dependent upon many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

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

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended March 31, 2010, we ceded premiums to third-party reinsurers amounting to $305.8 million. In addition, we had receivables from reinsurers amounting to $5.4 billion as of March 31, 2010. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

During 2008, Scottish Re US (“SRUS”) received a statutory accounting permitted practice from the Delaware Department of Insurance (“the Department”) that, in light of decreases in the fair value of the securities in SRUS’s qualifying reserve credit trust accounts on business ceded to certain securitization companies, relieved SRUS of the need to receive additional capital contributions. On January 5, 2009, the Department issued an order of supervision (the “Order of Supervision”) against SRUS, in accordance with Delaware law, which, among other things, requires the Department’s consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department. On April 3, 2009, the Department issued an Extended and Amended Order of Supervision against SRUS which, among other things, clarified that payments made by SRUS to its ceding insurers in satisfaction of claims or other obligations are not subject to the Department’s approval, but that any amendments to its reinsurance agreements must be disclosed to and approved by the Department. SRUS continues to promptly pay claims and satisfy its other obligations to our insurance subsidiaries. We cannot predict what these or other changes in the status of SRUS’s financial condition may have on our ability to take reserve credit for the business ceded to SRUS. If we were unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on both our GAAP and statutory financial condition and results of operations. As of March 31, 2010, we had approximately $185.8 million of GAAP recoverables from SRUS, and $503.3 million of ceded statutory reserves related to SRUS.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy our securities. The following table summarizes the ratings of our significant member companies from the major independent rating organizations as of March 31, 2010:

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

LIABILITIES

Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that are designed to protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of March 31, 2010, we had policy liabilities and accruals of approximately $18.7 billion. Our interest-sensitive life insurance policies have a weighted-average minimum credited interest rate of approximately 3.71%.

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

As of March 31, 2010, we carried a $21.4 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Long-term debt(1)	$2,936,684	$92,810	$194,249	$843,400	$1,806,225
Non-recourse funding obligations(2)	924,499	8,207	16,415	16,415	883,462
Subordinated debt securities(3)	1,856,016	37,147	74,294	74,294	1,670,281
Stable value products(4)	3,953,108	1,156,529	1,472,434	726,164	597,981
Operating leases(5)	33,091	6,925	11,541	9,314	5,311
Home office lease(6)	77,667	712	1,415	75,540	—
Mortgage loan commitments	247,271	247,271	—	—	—
Policyholder obligations(7)	24,202,528	2,320,007	3,364,115	3,040,951	15,477,455
Total(8)	$34,230,864	$3,869,608	$5,134,463	$4,786,078	$20,440,715

(1)	Long-term debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(2)	Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(3)	Subordinated debt securities includes all principal amounts owed to our non-consolidated special purpose finance subsidiaries and interest payments due over the term of the obligations.
(4)	Anticipated stable value products cash flows including interest.
(5)	Includes all lease payments required under operating lease agreements.
(6)

The lease payments shown assume we exercise our option to purchase the building at the end of the lease term. Additionally, the payments due by the periods above were computed based on the terms of the renegotiated lease agreement, which was entered in January 2007.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted FASB guidance on fair value measurements and disclosures. This guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 1, Basis of Presentation and Note 13, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively-traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of March 31, 2010, $863.4 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of March 31, 2010, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $17.0 million and $128.2 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of March 31, 2010, the Level 3 fair value of these liabilities was $150.6 million.

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

Of our $880.4 million of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $651.2 million were ABS. Of this amount, $610.1 million were student loan related ABS, $37.5 million were non-student loan related ABS, and $3.6 million were other mortgage-backed securities. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$298
2003	110
2004	114
2005	16
2006	30
2007	83
Total	$651

The ABS was rated as follows: $618.3 million were AAA rated, $26.0 million were AA rated, and $6.9 million were A rated. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

We are exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements, and acceptable risk levels under expected and stressed scenarios. Derivative counterparty credit risk is measured as the amount owed to us based upon current market conditions and potential payment obligations between us and our counterparties. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties, (A-rated or higher at the time we enter into the contract) and we typically maintain collateral support agreements with those counterparties.

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

We have sold credit default protection on liquid traded indices to enhance the return on our investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments. Outstanding credit default swaps related to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require us to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that we could be required to make under the credit derivatives is $25.0 million. As of March 31, 2010, the fair value of the credit derivatives was a liability of $1.7 million.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2010, we had outstanding mortgage loan commitments of $247.3 million at an average rate of 6.31%.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the consolidated condensed financial statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

In 2009, the NAIC approved regulatory changes that impacted our insurance subsidiaries and their competitors. The NAIC approved an initiative to create a new modeling and assessment process for non-agency residential mortgage-backed securities for calendar year 2009. The NAIC’s Valuation of Securities Task Force indicated that this modeling and assessment process would continue for future periods until a more comprehensive solution for the valuation of all loan-backed and structured securities is fully developed and implemented. The NAIC also approved changes to the measurements used to determine the amount of deferred tax assets (“DTAs”) an insurance company may claim as admitted assets on its statutory financial statements. These changes are predicted to have the effect of increasing the amount of DTAs an insurance company may claim as an admitted asset for purposes of insurance company statutory financial statements filed for calendar years 2009 and 2010. In addition, the NAIC has adopted a temporary modification to the Mortgage Experience Adjustment Factor for calendar year 2009 that will reduce the factor’s volatility, and is currently working on a permanent modification. However, the NAIC is also considering proposed changes to the capital factors to be applied to commercial mortgages held by insurance companies, including the Company’s insurance subsidiaries. Such changes, if adopted as proposed, could result in our insurance subsidiaries being required to hold additional capital in support of their respective commercial mortgage portfolios. The NAIC also adopted modifications to the model regulation permitting the recognition of the preferred mortality table and amendments to the model regulation regarding the valuation of life insurance policies.  In some states, changes to state regulation will be required to implement these NAIC amendments to model regulations.

The NAIC has also adopted a revised version of its Model Standard Valuation Law (the “SVL”) that would implement a new principles-based reserving method to life insurance and annuity reserves. The SVL will need to be enacted by state legislatures and a reserving valuation manual will need to be completed before principles-based reserving will be in effect. We cannot provide any assurance as to what impact the adopting of principles-based reserving, if it occurs, will have on our reserve requirements.

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

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.  Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition, or future results of operations.

Insurance companies are highly regulated and subject to numerous legal restrictions and regulations.

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adverse, have a material impact on the Company. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

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

Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause the Company to change its views regarding the actions it needs to take from a legal risk management perspective, which could necessitate changes to the Company’s practices that may, in some cases, limit its ability to grow and improve profitability.

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. As an example of both retroactive and prospective impacts, in late 2005, the NAIC approved an amendment to Actuarial Guideline 38

(“AG38”), commonly known as AXXX, which interprets the reserve requirements for universal life insurance with secondary guarantees. This amendment retroactively increased the reserve requirements for universal life insurance with secondary guarantee products issued after July 1, 2005. This change to AG38 also affected the profitability of universal life products sold after the adoption date. The NAIC is continuing to study reserving methodology and has issued additional changes to AXXX and Regulation XXX, which have had the effect of modestly decreasing the reserves required for certain traditional and universal life policies that were issued on January 1, 2007 and later. In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and if changes were made, whether they should be applied retrospectively, prospectively only, or in a phased-in manner. A requirement to reduce the reserve credits on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

At the federal level, bills are routinely introduced in both chambers of the United States Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or federal presence for insurance, pre-empting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, and other matters. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material. In addition, on March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act of 2010 (the “Act”) into law. The Act makes sweeping changes to regulation of health insurance, imposing various conditions and requirements on the Company. The Company cannot predict the effect that the Act will have on its results of operations or financial condition.

In 2009, the Obama Administration released a set of proposed reforms with respect to financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, the proposal outlines certain reforms applicable to the insurance industry. Although no legislation has been enacted or regulations promulgated with respect to the proposal, there is currently legislation pending before Congress which would require changes to law or regulation applicable to the Company, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, changes to the regulation of broker dealers and investment advisors, changes to the regulation of reinsurance, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions, including FHLBs, limiting the amount of credit that may be extended to a single person or entity. Any additional legislation or regulatory requirements applicable to the Company or those entities with which it does business promulgated in connection with the proposal may make it more expensive for the Company to conduct its business and subject the Company to an additional layer of regulatory oversight. Such actions by Congress could have a material adverse effect on the overall business climate as well as the Company’s financial condition and results of operations.

The proposal as well as legislation pending before Congress also calls for the creation of a Consumer Financial Protection Agency (“CFPA”) with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. Certain of the Company’s subsidiaries sell products that could be regulated by the CFPA. Any such regulation by the CFPA could make it more difficult or costly for the Company’s subsidiaries to sell certain products and have a material adverse effect on its financial condition and results of operations.

The Company’s subsidiaries may also be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”). Severe penalties are imposed for breach of duties under ERISA. In addition, the Company may be subject to regulation by governments of the countries in which it currently, or may in the future, do business, as well as regulation by the U.S. Government with respect to its operations in foreign countries, such as the Foreign Corrupt Practices Act.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Issuer Purchases of Equity Securities

On May 7, 2007, the Company’s Board of Directors extended the Company’s previously authorized $100 million share repurchase program. The Company announced on February 12, 2008, that it had commenced execution of this repurchase plan. The current authorization extends through May 6, 2010. Future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital. There were no shares repurchased during the three months ended March 31, 2010. The remaining capacity, expressed in aggregate value of shares, which may be repurchased under the existing program, is approximately $82.9 million.

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

PROTECTIVE LIFE CORPORATION

Date: May 7, 2010	By:	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller and Chief Accounting Officer