Form 10-Q
period 2010-06-30
PROTECTIVE LIFE CORP
filed 2010-08-05
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Number of shares of Common Stock, $0.50 Par Value, outstanding as of July 30, 2010: 85,662,493

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2010

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$679,241	$679,989	$1,308,013	$1,339,141
Reinsurance ceded	(379,729)	(394,225)	(685,558)	(752,524)
Net of reinsurance ceded	299,512	285,764	622,455	586,617
Net investment income	422,500	431,144	834,497	852,829
Realized investment gains (losses):
Derivative financial instruments	(119,888)	(97,991)	(142,960)	(5,558)
All other investments	67,704	167,799	115,603	125,956
Other-than-temporary impairment losses	(36,683)	(48,877)	(58,539)	(166,191)
Portion of loss recognized in other comprehensive income (before taxes)	19,885	7,906	29,872	35,394
Net impairment losses recognized in earnings	(16,798)	(40,971)	(28,667)	(130,797)
Other income	59,072	39,586	102,944	78,249
Total revenues	712,102	785,331	1,503,872	1,507,296
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2010 - $359,766; 2009 - $371,234 six months: 2010 - $662,467; 2009 - $705,928)	525,371	478,148	1,032,666	982,507
Amortization of deferred policy acquisition costs and value of business acquired	23,086	89,949	104,375	203,597
Other operating expenses, net of reinsurance ceded: (three months: 2010 - $50,657; 2009 - $51,963 six months: 2010 - $94,081; 2009 - $107,028)	99,185	77,016	201,095	148,818
Total benefits and expenses	647,642	645,113	1,338,136	1,334,922
Income before income tax	64,460	140,218	165,736	172,374
Income tax expense	23,216	49,461	54,786	59,482
Net income	41,244	90,757	110,950	112,892
Less: Net income (loss) attributable to noncontrolling interests	(127)	—	(200)	—
Net income available to PLC’s common shareowners(1)	$41,371	$90,757	$111,150	$112,892

Net income available to PLC’s common shareowners - basic	$0.48	$1.17	$1.28	$1.52
Net income available to PLC’s common shareowners - diluted	$0.47	$1.16	$1.27	$1.51
Cash dividends paid per share	$0.14	$0.12	$0.26	$0.24

Average shares outstanding - basic	86,562,379	77,893,480	86,531,461	74,391,481
Average shares outstanding - diluted	87,666,035	78,528,511	87,609,027	74,980,036

(1) Protective Life Corporation (“PLC”)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	June 30,	December 31,
	2010	2009
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2010 - $23,181,206; 2009 - $23,228,317)	$23,687,528	$22,830,427
Equity securities, at fair value (cost: 2010 - $324,815; 2009 - $280,615)	308,951	275,497
Mortgage loans (2010 includes: $969,210 related to securitizations)	4,905,276	3,877,087
Investment real estate, net of accumulated depreciation (2010 - $980; 2009 - $803)	22,431	25,188
Policy loans	775,105	794,276
Other long-term investments	182,075	204,754
Short-term investments	972,804	1,049,609
Total investments	30,854,170	29,056,838
Cash	156,524	205,325
Accrued investment income	303,916	285,350
Accounts and premiums receivable, net of allowance for uncollectible amounts (2010 - $4,735; 2009 - $5,170)	38,817	56,216
Reinsurance receivables	5,553,385	5,333,401
Deferred policy acquisition costs and value of business acquired	3,671,153	3,663,350
Goodwill	116,307	117,856
Property and equipment, net of accumulated depreciation (2010 - $127,253; 2009 - $123,709)	37,831	37,037
Other assets	188,862	176,303
Income tax receivable	43,609	115,447
Assets related to separate accounts
Variable annuity	3,307,239	2,948,457
Variable universal life	304,423	316,007
Total Assets	$44,576,236	$42,311,587
Liabilities
Policy liabilities and accruals	$18,938,066	$18,548,267
Stable value product account balances	3,487,963	3,581,150
Annuity account balances	10,309,546	9,911,040
Other policyholders’ funds	551,860	515,078
Other liabilities	1,059,034	715,110
Mortgage loan backed certificates	85,873	—
Deferred income taxes	891,177	553,062
Non-recourse funding obligations	556,600	575,000
Long-term debt	1,474,852	1,644,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	3,307,239	2,948,457
Variable universal life	304,423	316,007
Total liabilities	41,491,376	39,832,766
Commitments and contingencies - Note 7
Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2010 and 2009 - 160,000,000; shares issued: 2010 and 2009 - 88,776,960	44,388	44,388
Additional paid-in-capital	581,646	576,887
Treasury stock, at cost (2010 - 3,114,769 shares; 2009 - 3,196,157 shares)	(25,745)	(25,929)
Unallocated stock in Employee Stock Ownership Plan (2010 and 2009 - 0 shares)	—	—
Retained earnings	2,307,820	2,204,644
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2010 -$157,137; 2009 - $(121,737))	291,826	(225,648)
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2010 - $(27,159); 2009 - $(16,704))	(50,437)	(31,021)
Accumulated loss - derivatives, net of income tax: (2010 - $(10,194); 2009 - $(10,182))	(18,931)	(18,327)
Postretirement benefits liability adjustment, net of income tax: (2010 -$(24,214); 2009 - $(24,862))	(44,968)	(46,173)
Total Protective Life Corporation’s shareowners’ equity	3,085,599	2,478,821
Noncontrolling interest	(739)	—
Total equity	3,084,860	2,478,821
Total liabilities and shareowners’ equity	$44,576,236	$42,311,587

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNERS’ EQUITY

(Unaudited)

					Accumulated Other Comprehensive Income (Loss)			Total Protective
	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Net Unrealized Gains / (Losses) on Investments	Accumulated Gain / (Loss) Derivatives	Minimum Pension Liability Adjustments	Life Corporation’s shareowners’ equity	Non controlling Interest	Total Equity
	(Dollars In Thousands)
Balance, December 31, 2009	$44,388	$576,887	$(25,929)	$2,204,644	$(256,669)	$(18,327)	$(46,173)	$2,478,821	$—	$2,478,821
Net income for the three months ended March 31, 2010				69,779				69,779	(73)	69,706
Change in net unrealized gains/losses on investments (net of income tax - $142,481)					263,959			263,959	—	263,959
Reclassification adjustment for investment amounts included in net income (net of income tax - $1,725)					3,418			3,418	—	3,418
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(3,495))					(6,492)			(6,492)	—	(6,492)
Change in accumulated gain (loss) derivatives (net of income tax - $3,423)						5,718		5,718	—	5,718
Reclassification adjustment for derivative amounts included in net income (net of income tax - $(974))						(1,752)		(1,752)	—	(1,752)
Change in minimum pension liability adjustment (net of income tax - $324)							602	602	—	602
Comprehensive income for the three months ended March 31, 2010								335,232	(73)	335,159
Cash dividends ($0.120 per share)				(10,270)				(10,270)	—	(10,270)
Cumulative effect adjustments				14,290				14,290	—	14,290
Noncontrolling interest									(418)	(418)
Stock-based compensation		3,028	(68)					2,960	—	2,960
Balance, March 31, 2010	$44,388	$579,915	$(25,997)	$2,278,443	$4,216	$(14,361)	$(45,571)	$2,821,033	$(491)	$2,820,542
Net income for the three months ended June 30, 2010				41,371				41,371	(127)	41,244
Change in net unrealized gains/losses on investments (net of income tax - $130,774)					242,856			242,856	—	242,856
Reclassification adjustment for investment amounts included in net income (net of income tax - $3,894)					7,241			7,241	—	7,241
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(6,960))					(12,924)			(12,924)	—	(12,924)
Change in accumulated gain (loss) derivatives (net of income tax - $(3,229))						(5,952)		(5,952)	—	(5,952)
Reclassification adjustment for derivative amounts included in net income (net of income tax - $768)						1,382		1,382	—	1,382
Change in minimum pension liability adjustment (net of income tax - $325)							603	603	—	603
Comprehensive income for the three months ended June 30, 2010								274,577	(127)	274,450
Cash dividends ($0.14 per share)				(11,994)				(11,994)	—	(11,994)
Cumulative effect adjustments				—				—	—	—
Noncontrolling interest									(121)	(121)
Stock-based compensation		1,731	252					1,983	—	1,983
Balance, June 30, 2010	$44,388	$581,646	$(25,745)	$2,307,820	$241,389	$(18,931)	$(44,968)	$3,085,599	$(739)	$3,084,860

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2010	2009
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$110,950	$112,892
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	56,024	10,399
Amortization of deferred policy acquisition costs and value of business acquired	104,375	203,597
Capitalization of deferred policy acquisition costs	(247,533)	(180,269)
Depreciation expense	4,604	3,322
Deferred income tax	27,558	2,342
Accrued income tax	71,090	3,437
Interest credited to universal life and investment products	494,693	505,417
Policy fees assessed on universal life and investment products	(299,620)	(295,140)
Change in reinsurance receivables	(219,984)	(54,572)
Change in accrued investment income and other receivables	(6,052)	(18,375)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	238,548	111,564
Trading securities:
Maturities and principal reductions of investments	175,017	320,705
Sale of investments	319,383	429,179
Cost of investments acquired	(468,303)	(426,631)
Other net change in trading securities	(33,950)	(150,378)
Change in other liabilities	191,882	86,944
Other, net	39,597	(60,023)
Net cash provided by operating activities	558,279	604,410
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	889,299	1,320,521
Sale of investments, available-for-sale	1,979,372	582,088
Cost of investments acquired, available-for-sale	(3,627,942)	(1,324,348)
Mortgage loans:
New borrowings	(154,251)	(140,420)
Repayments	150,574	141,673
Change in investment real estate, net	1,969	(3,361)
Change in policy loans, net	19,171	18,080
Change in other long-term investments, net	(29,548)	17,030
Change in short-term investments, net	85,775	(605,064)
Purchase of property and equipment	(5,171)	(2,515)
Net cash (used in) provided by investing activities	(690,752)	3,684
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	90,000	197,000
Principal payments on line of credit arrangement and long-term debt	(260,000)	(122,000)
Issuance (repayment) of non-recourse funding obligations	(18,400)	—
Dividends to shareowners	(22,264)	(16,799)
Issuance of common stock	—	132,763
Investments product deposits and change in universal life deposits	1,827,781	1,377,341
Investment product withdrawals	(1,529,502)	(2,100,158)
Other financing activities, net	(3,943)	(19,059)
Net cash provided by (used in) financing activities	83,672	(550,912)
Change in cash	(48,801)	57,182
Cash at beginning of period	205,325	149,358
Cash at end of period	$156,524	$206,540

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

ASU No. 2010-20 — Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is to require disclosures that facilitate financial statement users in evaluating the nature of credit risk inherent in the portfolio of financing receivables (loans); how that risk is analyzed and assessed in arriving at the allowance for credit losses; and any changes and the reasons for those changes to the allowance for credit losses. The Update requires several new disclosures regarding the reserve for credit losses and other disclosures related to the credit quality of the Company’s mortgage loan portfolio. These new disclosure requirements will be effective for reporting periods ending on or after December 15, 2010. For the Company this will be December 31, 2010. This standard does not change current accounting for Financing Receivables and Loans, but only requires additional disclosures. The Company is evaluating the impact this Update will have on the footnotes to the financial statements.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes to the Company’s accounting policies during the six months ended June 30, 2010, except as noted above.

3.                                      INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Three Months Ended June 30, 2010	For The Six Months Ended June 30, 2010
	(Dollars In Thousands)
Fixed maturities	$5,650	$12,376
Equity securities	13	13
Impairments on fixed maturity securities	(16,798)	(28,667)
Modco trading portfolio	63,967	108,060
Mortgage loans and other investments	(1,926)	(4,846)
	$50,906	$86,936

For the three and six months ended June 30, 2010, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $35.1 million and $43.4 million and gross realized losses were $46.2 million and $59.5 million, including $16.7 million and $28.5 million of impairment losses, respectively. The $16.7 million and $28.5 million exclude $0.1 million and $0.2 million of impairment losses in the trading portfolio for the three and six months ended June 30, 2010, respectively.

For the three and six months ended June 30, 2010, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $802.6 million and $1.8 billion, respectively. The gains realized on the sale of these securities were $35.1 million and $43.4 million, respectively.

For the three and six months ended June 30, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $131.5 million and $234.2 million, respectively. The loss realized on the sale of these securities was $29.5 million and $31.0 million, respectively. The $31.0 million loss recognized on available-for-sale securities for the six months ended June 30, 2010, includes $12.2 million of loss on the sale of certain oil industry holdings. The Company made the decision to exit these holdings pursuant to new circumstances surrounding the oil spill in the Gulf of Mexico. In addition, a $3.8 million loss was recognized on the sale of securities in which the issuer was a European financial institution. Also included in the $31.0 million loss is a $10.4 million loss due to the exchange of certain holdings as the issuer exited bankruptcy proceedings.

The amortized cost and estimated fair value of the Company’s investments classified as available-for-sale as of June 30, 2010, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars In Thousands)
2010
Fixed maturities:
Bonds
Residential mortgage-backed securities	$3,256,885	$52,304	$(278,768)	$3,030,421
Commercial mortgage-backed securities	168,902	6,972	(403)	175,471
Other asset-backed securities	951,209	2,275	(75,633)	877,851
U.S. government-related securities	1,296,885	44,287	(227)	1,340,945
Other government-related securities	202,044	5,431	(120)	207,355
States, municipals, and political subdivisions	644,118	33,223	(1,626)	675,715
Corporate bonds	13,606,892	975,099	(256,492)	14,325,499
	20,126,935	1,119,591	(613,269)	20,633,257
Equity securities	314,325	4,062	(19,926)	298,461
Short-term investments	842,287	—	—	842,287
	$21,283,547	$1,123,653	$(633,195)	$21,774,005

As of June 30, 2010, the Company had an additional $3.1 billion of fixed maturities, $10.5 million of equity securities, and $130.5 million of short-term investments classified as trading securities.

The amortized cost and fair value of available-for-sale fixed maturities as of June 30, 2010, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$619,408	$629,649
Due after one year through five years	4,026,952	4,063,345
Due after five years through ten years	5,318,466	5,594,050
Due after ten years	10,162,109	10,346,213
	$20,126,935	$20,633,257

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

During the three and six months ended June 30, 2010, the Company recorded other-than-temporary impairments of investments of $36.7 million and $58.5 million, respectively. Of the $36.7 million of impairments for the three months ended June 30, 2010, $16.8 million was recorded in earnings and $19.9 million was recorded in other comprehensive income (loss). Of the $58.5 million of impairments for the six months ended June 30, 2010, $28.7 million was recorded in earnings and $29.8 million was recorded in other comprehensive income (loss). For the three and six months ended June 30, 2010, there were no other-than-temporary impairments related to equity securities. For the three and six months ended June 30, 2010, there were $36.7 million and $58.5 million of other-than-temporary impairments related to debt securities, respectively.

For the three months ended June 30, 2010, other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $36.7 million, with $16.8 million of credit losses recognized on debt securities in earnings and $19.9 million of non-credit losses recorded in other comprehensive income (loss). During the same period, there were no other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell.

For the six months ended June 30, 2010, other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $58.5 million, with $28.7 million of credit losses recognized on debt securities in earnings and $29.8 million of non-credit losses recorded in other comprehensive income (loss). During the same period, there were no other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell.

The following chart is a rollforward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
Beginning balance	$33,366	$40,014	$25,076	$—
Additions for newly impaired securities	12,894	15,404	19,450	55,418
Additions for previously impaired securities	17	7,136	1,751	7,136
Reductions for previously impaired securities due to a change in expected cash flows	—	(15,826)	—	(15,826)
Reductions for previously impaired securities that were sold in the current period	(14,701)	—	(14,701)	—
Ending balance	$31,576	$46,728	$31,576	$46,728

The following table includes the Company’s investments’ gross unrealized losses and fair value that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$182,046	$(12,448)	$1,835,502	$(266,320)	$2,017,548	$(278,768)
Commercial mortgage-backed securities	—	—	6,604	(403)	6,604	(403)
Other asset-backed securities	448,886	(41,945)	241,180	(33,688)	690,066	(75,633)
U.S. government-related securities	46,105	(227)	—	—	46,105	(227)
Other government-related securities	69,407	(103)	19,983	(17)	89,390	(120)
States, municipals, and political subdivisions	95,739	(1,615)	483	(11)	96,222	(1,626)
Corporate bonds	1,034,587	(38,978)	1,655,541	(217,514)	2,690,128	(256,492)
Equities	52,083	(11,888)	48,512	(8,038)	100,595	(19,926)
	$1,928,853	$(107,204)	$3,807,805	$(525,991)	$5,736,658	$(633,195)

The residential mortgage-backed securities (“RMBS”) have a gross unrealized loss greater than twelve months of $266.3 million as of June 30, 2010. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of the investments.

The corporate bonds category has gross unrealized losses greater than twelve months of $217.5 million as of June 30, 2010. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities.

As of June 30, 2010, the Company had securities in its available-for-sale portfolio, which were rated below investment grade of $3.0 billion and had an amortized cost of $3.3 billion. In addition, included in the Company’s trading portfolio, the Company held $355.9 million of securities which were rated below investment grade. Approximately $486.2 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(Dollars In Thousands)
Fixed maturities	$289,673	$587,738
Equity securities	(10,706)	(6,986)

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

The following adjustments to the Company’s consolidated condensed balance sheet were made as of January 1, 2010:

Adjustments to the Consolidated Condensed Balance Sheets

	As of
	January 1, 2010
	(Dollars In Thousands)
Assets
Fixed maturities:
Commercial mortgage-backed securities at fair value (amortized cost - $873,196)	$(844,535	)(1)
Mortgage loans - securitized (net of loan loss reserve of $1.1 million)	1,018,000	(2)
Total investments	173,465
Accrued investment income	361	(2)
Total Assets	$173,826
Liabilities
Deferred income taxes	$17,744	(3)
Mortgage loan backed certificates	124,580	(2)
Other liabilities	(1,400	)(4)
Total liabilities	140,924
Shareowners’ equity
Retained earnings	14,290	(2)
Accumulated other comprehensive income (loss)	18,612	(5)
Total shareowners’ equity	32,902
Total liabilities and shareowners’ equity	$173,826

(1)	The noncash portion for the consolidated condensed statements of cash flows for the three months ended March 31, 2010, was $873.2 million.
(2)	The noncash portion for the consolidated condensed statements of cash flows for the three months ended March 31, 2010, is the amount presented.
(3)	The noncash portion for the consolidated condensed statements of cash flows for the three months ended March 31, 2010, was $7.7 million.
(4)	The other liabilities did not have an effect on the consolidated condensed statements of cash flows for the three months ended March 31, 2010.
(5)	The accumulated other comprehensive income (loss) did not have an effect on the consolidated condensed statements of cash flows for the three months ended March 31, 2010.

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

The increase in deferred income taxes is a result of a change in temporary tax differences arising from the adjustments to shareowners’ equity.

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

5.                                      GOODWILL

During the six months ended June 30, 2010, the Company decreased its goodwill balance by approximately $1.5 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2010 on the portion of tax goodwill in excess of GAAP basis goodwill. As of June 30, 2010, the Company had an aggregate goodwill balance of $116.3 million.

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

The Company also considers its market capitalization in assessing the reasonableness of the fair values estimated for its reporting units in connection with its goodwill impairment testing. In considering the Company’s June 30, 2010 common equity price, which was lower than its book value per share, the Company noted there are several factors that would result in its market capitalization being lower than the fair value of its reporting units that are tested for goodwill impairment. Such factors that would not be reflected in the valuation of the Company’s reporting units with goodwill include, but are not limited to: a potential concern about future earnings growth; negative market sentiment, different valuation methodologies that resulted in low valuation, and increased risk premium for holding investments in mortgage-backed securities and commercial mortgage loans. Deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company’s reporting units. As previously noted, the fair value of the Company’s operating segments support the goodwill balance as of June 30, 2010. In the Company’s view, the decline in market capitalization does not invalidate the Company’s fair value assessment related to the recoverability of goodwill in its reporting units, and did not result in a triggering or impairment event.

6.                                      DEBT AND OTHER OBLIGATIONS

Non-recourse funding obligations outstanding as of June 30, 2010, on a consolidated basis, are shown in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$556,600	2052	1.47%

During the three months ended June 30, 2010, the Company repurchased $18.4 million of non-recourse funding obligations and recognized a $9.5 million gain on the repurchase of these obligations.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of June 30, 2010. Of this amount, $556.6 million were owned by external parties and $18.4 million were owned by an affiliate.

Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). There was an outstanding balance of $115.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of June 30, 2010. As discussed in more detail in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Resources”, in the second quarter of 2010, the Company repaid $180.0 million of the outstanding balance of the credit facility that was previously used to purchase non-recourse funding obligations issued by an indirect, wholly owned special purpose financial captive insurance company.

7.                                      COMMITMENTS AND CONTINGENCIES

The Company is contingently liable to obtain a $20 million letter of credit under indemnity agreements with directors. Such agreements provide insurance protection in excess of the directors’ and officers’ liability insurance in-force at the time up to $20 million. Should certain events occur constituting a change in control, the Company must obtain the letter of credit upon which directors may draw for defense or settlement of any claim relating to performance of their duties as directors. The Company has similar agreements with certain of its officers providing up to $10 million in indemnification that are not secured by the obligation to obtain a letter of credit. These obligations are in addition to the customary obligation to indemnify officers and directors contained in the Company’s governance documents. See Item 1, Note 16, Subsequent Events, for information regarding the Company’s contingent liability with respect to indemnification of its directors.

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

8.                                      COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
Net income	$41,244	$90,757	$110,950	$112,892
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2010 - $130,774; 2009 - $337,533 six months: 2010 - $273,255; 2009 $313,087)	242,856	610,113	506,815	566,408
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2010 - $(6,960); 2009 - $(2,767) six months: 2010 - $(10,455); 2009 $(12,388))	(12,924)	(5,139)	(19,416)	(23,006)
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2010 - $(3,229); 2009 - $2,463 six months: 2010 - $(194); 2009 - $10,321)	(5,952)	4,186	(234)	18,578
Minimum pension liability adjustment, net of income tax: (three months: 2010 - $325; 2009 - $178 six months: 2010 - $649; 2009 - $355)	603	331	1,205	660
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2010 - $3,894; 2009 - $9,674 six months: 2010 - $5,619; 2009 - $39,523)	7,241	17,730	10,659	72,153
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2010 $768; 2009 - $565 six months: 2010 $(206); 2009 - $302)	1,382	1,264	(370)	544
Comprehensive income (loss)	274,450	719,242	609,609	748,229
Comprehensive income (loss) attributable to noncontrolling interests	127	—	200	—
Comprehensive income (loss) attributable to Protective Life Corporation	$274,577	$719,242	$609,809	$748,229

9.                                      STOCK-BASED COMPENSATION

The criteria for payment of performance awards is based primarily upon a comparison of the Company’s average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if the Company’s results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if the Company’s results are below the 40th percentile of the comparison group, no portion of the award is earned. If the Company’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of the Company’s Common Stock. There were no performance share awards issued during the six months ended June 30, 2010 or 2009.

Stock appreciation right (“SARs”) have been granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s common stock. The SARs are exercisable either five years after the date of grants or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price is as follows:

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2009	$22.28	2,469,202
SARs granted	18.34	344,400
SARs exercised / forfeited / expired	21.24	(454,071)
Balance as of June 30, 2010	$21.90	2,359,531

The SARs issued for the six months ended June 30, 2010, had estimated fair values at grant date of $3.3 million. These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010

SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and an expected exercise date of 2016. The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s common stock and the market value at the exercise date for each SAR.

Additionally, the Company issued 360,450 restricted stock units for the six months ended June 30, 2010.  These awards had a total fair value at grant date of $6.6 million. Approximately half of these restricted stock units vest in 2013, and the remainder vest in 2014.

10.                               EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,068	$1,889	$4,136	$3,778
Interest cost on projected benefit obligation	2,357	2,395	4,714	4,790
Expected return on plan assets	(2,312)	(2,531)	(4,624)	(5,062)
Amortization of prior service cost	(98)	(98)	(196)	(196)
Amortization of actuarial losses	1,026	568	2,052	1,136
Total benefit cost	$3,041	$2,223	$6,082	$4,446

During the six months ended June 30, 2010, the Company did not make a contribution to its defined benefit pension plan. However, during July of 2010, the Company contributed $0.2 million to the defined benefit pension plan. The Company will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, the Company provides a prescription drug benefit. The cost of these plans for the six months ended June 30, 2010, was immaterial to the Company’s financial statements.

11.                               EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to PLC’s common shareowners by the weighted-average number of common shares outstanding during the period, including shares issuable under various deferred compensation plans. Diluted earnings per share is computed by dividing net income available to PLC’s common shareowners by the weighted-average number of common shares and dilutive potential common shares outstanding during the period, assuming the shares were not anti-dilutive, including shares issuable under various stock-based compensation plans and stock purchase contracts.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income available to PLC’s common shareowners	$41,371	$90,757	$111,150	$112,892

Average shares issued and outstanding	85,634,202	76,980,175	85,610,825	73,480,155
Issuable under various deferred compensation plans	928,177	913,305	920,636	911,326
Weighted shares outstanding - Basic	86,562,379	77,893,480	86,531,461	74,391,481

Per share:
Net income available to PLC’s common shareowners - basic	$0.48	$1.17	$1.28	$1.52

Calculation of diluted earnings per share:
Net income available to PLC’s common shareowners	$41,371	$90,757	$111,150	$112,892

Weighted shares outstanding - Basic	86,562,379	77,893,480	86,531,461	74,391,481
Stock appreciation rights (“SARs”)(1)	471,503	330,356	465,304	274,829
Issuable under various other stock-based compensation plans	138,173	100,973	146,599	149,766
Restricted stock units	493,980	203,702	465,663	163,960
Weighted shares outstanding - Diluted	87,666,035	78,528,511	87,609,027	74,980,036

Per share:
Net income available to PLC’s common shareowners - diluted	$0.47	$1.16	$1.27	$1.51

(1)   Excludes 1,475,645 and 1,554,373 as of June 30, 2010 and 2009, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding for applicable periods.

12.                               INCOME TAXES

During the three months ended June 30, 2010, earnings were impacted unfavorably by $0.2 million due to the accrual of interest on unrecognized tax benefits. During the six months ended June 30, 2010, earnings were impacted favorably by $2.3 million due to the release of unrecognized income tax benefits relating to tax-basis policy liabilities as well as the closing of the statue of limitation for the 2005 tax year. This release was prompted by the Internal Revenue Service’s recent technical guidance confirming the Company’s historical calculations. The Company does not expect to have any material adjustments, within the next twelve months, to its balance of unrecognized income tax benefits in any of the tax jurisdictions in which it conducts its business operations.

The Company has computed its effective income tax rate for the three and six months ended June 30, 2010, based upon its estimate of its annual 2010 income. For the three and six months ended June 30, 2009, due to the unpredictability at that time of future investment losses and certain elements of operating income, the Company was not able to reasonably estimate an expected annual effective tax rate. Instead, the Company computed an effective income tax rate based upon year-to-date reported income. The effective tax rate for the three and six months ended June 30, 2010, was 36.0% and 33.1%, respectively, and 35.3% and 34.5% for three and six months ended June 30, 2009, respectively.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets; and therefore, the Company did not record a valuation allowance against its material deferred tax assets as of June 30, 2010.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$3,030,400	$21	$3,030,421
Commercial mortgage-backed securities	—	135,519	39,952	175,471
Other asset-backed securities	—	280,560	597,291	877,851
U.S. government-related securities	1,024,017	301,779	15,149	1,340,945
States, municipals, and political subdivisions	—	675,633	82	675,715
Other government-related securities	14,987	192,368	—	207,355
Corporate bonds	100	14,217,023	108,376	14,325,499
Total fixed maturity securities - available-for-sale	1,039,104	18,833,282	760,871	20,633,257

Fixed maturity securities - trading
Residential mortgage-backed securities	—	480,943	—	480,943
Commercial mortgage-backed securities	—	121,559	—	121,559
Other asset-backed securities	—	12,616	61,137	73,753
U.S. government-related securities	455,716	23,954	3,562	483,232
States, municipals, and political subdivisions	—	108,134	—	108,134
Other government-related securities	—	161,494	—	161,494
Corporate bonds	—	1,625,113	43	1,625,156
Total fixed maturity securities - trading	455,716	2,533,813	64,742	3,054,271
Total fixed maturity securities	1,494,820	21,367,095	825,613	23,687,528
Equity securities	217,718	18,096	73,137	308,951
Other long-term investments (1)	919	2,534	9,531	12,984
Short-term investments	953,107	19,697	—	972,804
Total investments	2,666,564	21,407,422	908,281	24,982,267
Cash	156,524	—	—	156,524
Other assets	5,071	—	—	5,071
Assets related to separate acccounts
Variable annuity	3,307,239	—	—	3,307,239
Variable universal life	304,423	—	—	304,423
Total assets measured at fair value on a recurring basis	$6,439,821	$21,407,422	$908,281	$28,755,524

Liabilities:
Annuity account balances (2)	$—	$—	$149,440	$149,440
Other liabilities (1)	—	44,842	233,197	278,039
Total liabilities measured at fair value on a recurring basis	$—	$44,842	$382,637	$427,479

(1)  Includes certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$3,370,688	$23	$3,370,711
Commercial mortgage-backed securitites	—	143,486	844,535	988,021
Other asset-backed securities	—	360,797	693,930	1,054,727
U.S. government-related securities	444,302	30,198	15,102	489,602
States, municipals, and political subdivisions	—	350,632	86	350,718
Other government-related securities	16,992	389,379	—	406,371
Corporate bonds	200	13,127,347	86,328	13,213,875
Total fixed maturity securities - available-for-sale	461,494	17,772,527	1,640,004	19,874,025
Fixed maturity securities - trading	277,108	2,574,205	105,089	2,956,402
Total fixed maturity securities	738,602	20,346,732	1,745,093	22,830,427
Equity securities	204,697	92	70,708	275,497
Other long-term investments (1)	—	22,926	16,525	39,451
Short-term investments	983,123	66,486	—	1,049,609
Total investments	1,926,422	20,436,236	1,832,326	24,194,984
Cash	205,325	—	—	205,325
Other assets	4,977	—	—	4,977
Assets related to separate acccounts
Variable annuity	2,948,457	—	—	2,948,457
Variable universal life	316,007	—	—	316,007
Total assets measured at fair value on a recurring basis	$5,401,188	$20,436,236	$1,832,326	$27,669,750

Liabilities:
Annuity account balances (2)	$—	$—	$149,893	$149,893
Other liabilities (1)	—	43,045	105,838	148,883
Total liabilities measured at fair value on a recurring basis	$—	$43,045	$255,731	$298,776

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the six months ended June 30, 2010.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities “ABS”). As of June 30, 2010, the Company held $4.1 billion of ABS classified as Level 2. These securities are priced from information from a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of June 30, 2010, the Company held $698.4 million of Level 3 ABS, which included $61.1 million of other asset-backed securities classified as trading. These securities are predominantly auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). The model uses the discount margin and projected average life of comparable actively traded FFELP student loan-backed floating-rate asset-backed securities, along with a discount related to the current illiquidity of the ARS. These comparable securities are selected based on their underlying assets (i.e. FFELP-backed student loans) and vintage. As a result of the ARS market collapse during 2008, the Company prices its ARS using an internally developed model which utilizes a market based approach to valuation. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

Available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.1%
Amortized cost	$692.7 million
Weighted-average life	3.22 years

Corporate bonds, U.S. Government-related securities, and Other government related securities

As of June 30, 2010, the Company classified approximately $17.3 billion of corporate bonds, U.S. government-related securities, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

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

As of June 30, 2010, the Company classified approximately $127.2 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon, 3) sector and issuer level spreads, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	91.6%
Weighted-average yield	4.9%
Weighted-average coupon	6.2%
Amortized cost	$119.3 million
Weighted-average stated maturity	6.5 years

Equities

As of June 30, 2010, the Company held approximately $91.2 million of equity securities classified as Level 2 and Level 3. These equity securities consist primarily of Federal Home Loan Bank stock. The Company believes that the cost of these investments approximates fair value.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free standing and embedded derivative instruments. Refer to Note 14, Derivative Financial Instruments for additional information related to derivatives.  Derivative instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2010, 54.3% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analysis.

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

The guaranteed minimum withdrawal benefit (“GMWB”) embedded derivative is carried at fair value in “other assets” and “other liabilities” on the Company’s consolidated condensed balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — Derivative financial instruments”, refer to Note 14 — Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using 1,000 risk neutral equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, we use our expected lapse and utilization assumptions and update these assumptions for our actual experience, as necessary. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is found using the discount rate curve, which is London Interbank Offered Rate (“LIBOR”) plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

The Company has ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios are passed directly to the reinsurers. As a result, these agreements are deemed to contain embedded derivatives that must be reported at fair value. Changes in fair value of the embedded derivatives are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in fair value are reported in earnings. The fair value of the embedded derivatives represents the unrealized gain or loss on the block of business in relation to the unrealized gain or loss of the trading securities. As a result, changes in fair value of the embedded derivatives reported in earnings are largely offset by the changes in fair value of the investments.

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

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for June 30, 2010, ranged from a one month rate of 1.54%, a 5 year rate of 3.78%, and a 30 year rate of 5.42%.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2010, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$22	$—	$—	$(1)	$—	$21	$—
Commercial mortgage-backed securities	—	—	—	39,952	—	39,952	—
Other asset-backed securities	599,116	—	(1,759)	(66)	—	597,291	—
U.S. government-related securities	15,151	—	(6)	4	—	15,149	—
States, municipals, and political subdivisions	86	—	—	(4)	—	82	—
Other government-related securities	—	—	—	—	—	—	—
Corporate bonds	95,367	—	(2,615)	15,624	—	108,376	—
Total fixed maturity securities - available-for-sale	709,742	—	(4,380)	55,509	—	760,871	—
Fixed maturity securities - trading
Residential mortgage-backed securities	3,563	(28)	—	(3,535)	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—
Other asset-backed securities	48,450	(1,451)	—	14,138	—	61,137	(1,451)
U.S. government-related securities	3,310	254	—	(2)	—	3,562	253
States, municipals and political subdivisions	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—
Corporate bonds	26,971	404	—	(199)	(27,133)	43	(1)
Total fixed maturity securities - trading	82,294	(821)	—	10,402	(27,133)	64,742	(1,199)
Total fixed maturity securities	792,036	(821)	(4,380)	65,911	(27,133)	825,613	(1,199)
Equity securities	71,397	4	—	1,736	—	73,137	—
Other long-term investments (1)	16,962	(7,431)	—	—	—	9,531	(7,431)
Short-term investments	—	—	—	—	—	—	—
Total investments	880,395	(8,248)	(4,380)	67,647	(27,133)	908,281	(8,630)
Total assets measured at fair value on a recurring basis	$880,395	$(8,248)	$(4,380)	$67,647	$(27,133)	$908,281	$(8,630)

Liabilities:
Annuity account balances (2)	$150,630	$(738)	$—	$1,928	$—	$149,440	$—
Other liabilities (1)	128,235	(104,962)	—	—	—	233,197	(104,962)
Total liabilities measured at fair value on a recurring basis	$278,865	$(105,700)	$—	$1,928	$—	$382,637	$(104,962)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the three months ended June 30, 2010, no securities were transferred into Level 3.

For the three months ended June 30, 2010, $27.1 million of securities were transferred out of Level 3. This amount was transferred entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued by independent pricing services or brokers, utilizing no significant unobservable inputs, as of June 30, 2010.

For the three months ended June 30, 2010, there were no transfers between Level 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2009, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$32	$—	$—	$(2)	$—	$30	$—
Commercial mortgage-backed securities	851,721	—	(24,517)	(9,619)	—	817,585	—
Other asset-backed securities	705,397	—	19,011	(222)	—	724,186	—
U.S. government-related securities	24,792	—	(559)	5	(9,178)	15,060	—
States, municipals, and political subdivisions	93	—	—	(4)	—	89	—
Other government-related securities	—	—	—	—	—	—	—
Corporate bonds	69,388	(153)	(1,255)	1,537	—	69,517	—
Total fixed maturity securities - available-for-sale	1,651,423	(153)	(7,320)	(8,305)	(9,178)	1,626,467	—
Fixed maturity securities - trading	39,008	3,044	—	44,281	22	86,355	3,016
Total fixed maturity securities	1,690,431	2,891	(7,320)	35,976	(9,156)	1,712,822	3,016
Equity securities	69,083	—	335	(34)	—	69,384	—
Other long-term investments (1)	278,916	(122,530)	—	—	—	156,386	(122,530)
Short-term investments	837	—	(70)	—	(103)	664	—
Total investments	2,039,267	(119,639)	(7,055)	35,942	(9,259)	1,939,256	(119,514)
Total assets measured at fair value on a recurring basis	$2,039,267	$(119,639)	$(7,055)	$35,942	$(9,259)	$1,939,256	$(119,514)

Liabilities:
Annuity account balances (2)	$152,826	$(2,214)	$—	$2,613	$—	$152,427	$—
Other liabilities (1)	54,877	(11,254)	—	—	—	66,131	(11,254)
Total liabilities measured at fair value on a recurring basis	$207,703	$(13,468)	$—	$2,613	$—	$218,558	$(11,254)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2010, for which the Company has used significant unobservable inputs (Level 3):

								Total
								Gains (losses)
								included in
		Total Realized and Unrealized						Earnings
		Gains (losses)						related to
			Included in	Purchases,				Instruments
			Other	Issuances, and		Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements		and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)		Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$23	$4	$—	$(6)		$—	$21	$—
Commercial mortgage-backed securities	844,535	—	38,281	(842,864	)(3)	—	39,952	—
Other asset-backed securities	693,930	5,868	(3,696)	(89,473)		(9,338)	597,291	—
U.S. government-related securities	15,102	—	40	7		—	15,149	—
States, municipals, and political subdivisions	86	—	—	(4)		—	82	—
Other government-related securities	—	—	—	—		—	—	—
Corporate bonds	86,328	—	3,166	18,732		150	108,376	—
Total fixed maturity securities - available-for-sale	1,640,004	5,872	37,791	(913,608)		(9,188)	760,871	—
Fixed maturity securities - trading
Residential mortgage-backed securities	7,244	(1)	—	(3,855)		(3,388)	—	—
Commercial mortgage-backed securities	—	—	—	—		—	—	—
Other asset-backed securities	47,509	(755)	—	14,383		—	61,137	(985)
U.S. government-related securities	3,310	255	—	(3)		—	3,562	255
States, municipals and political subdivisions	4,994	77	—	—		(5,071)	—	—
Other government-related securities	41,965	1,058	—	(47)		(42,976)	—	—
Corporate bonds	67	322	—	26,787		(27,133)	43	(1)
Total fixed maturity securities - trading	105,089	956	—	37,265		(78,568)	64,742	(731)
Total fixed maturity securities	1,745,093	6,828	37,791	(876,343)		(87,756)	825,613	(731)
Equity securities	70,708	4	—	2,425		—	73,137	—
Other long-term investments (1)	16,525	(6,994)	—	—		—	9,531	(6,994)
Short-term investments	—	—	—	—		—	—	—
Total investments	1,832,326	(162)	37,791	(873,918)		(87,756)	908,281	(7,725)
Total assets measured at fair value on a recurring basis	$1,832,326	$(162)	$37,791	$(873,918)		$(87,756)	$908,281	$(7,725)

Liabilities:
Annuity account balances (2)	$149,893	$(2,841)	$—	$3,294		$—	$149,440	$—
Other liabilities (1)	105,838	(127,359)	—	—		—	233,197	(127,359)
Total liabilities measured at fair value on a recurring basis	$255,731	$(130,200)	$—	$3,294		$—	$382,637	$(127,359)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

(3)  Represents mortgage loan held by the trusts that have been consolidated upon the adoption of ASU No. 2009-17. See Note 4, Variable Interest Entities.

For the six months ended June 30, 2010, $0.2 million of securities were transferred into Level 3. This amount was transferred entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of June 30, 2010.

For the six months ended June 30, 2010, $87.9 million of securities were transferred out of Level 3. This amount was transferred entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued by independent pricing services or brokers, utilizing no significant unobservable inputs, as of June 30, 2010.

For the six months ended June 30, 2010, there were no transfers between Level 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2009, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$34	$—	$—	$(4)	$—	$30	$—
Commercial mortgage-backed securities	855,817	—	(22,438)	(15,794)	—	817,585	—
Other asset-backed securities	682,710	(31)	41,972	(465)	—	724,186	—
U.S. government-related securities	10,072	—	(701)	14,867	(9,178)	15,060	—
States, municipals, and political subdivisions	93	—	—	(4)	—	89	—
Other government-related securities	—	—	—	—	—	—	—
Corporate bonds	78,770	(49)	(176)	(30,473)	21,445	69,517	—
Total fixed maturity securities - available-for-sale	1,627,496	(80)	18,657	(31,873)	12,267	1,626,467	—
Fixed maturity securities - trading	32,645	3,537	—	75,493	(25,320)	86,355	3,104
Total fixed maturity securities	1,660,141	3,457	18,657	43,620	(13,053)	1,712,822	3,104
Equity securities	76,411	—	566	(7,593)	—	69,384	—
Other long-term investments (1)	256,973	(100,587)	—	—	—	156,386	(100,587)
Short-term investments	1,161	—	(286)	—	(211)	664	—
Total investments	1,994,686	(97,130)	18,937	36,027	(13,264)	1,939,256	(97,483)
Total assets measured at fair value on a recurring basis	$1,994,686	$(97,130)	$18,937	$36,027	$(13,264)	$1,939,256	$(97,483)

Liabilities:
Annuity account balances (2)	$152,762	$(1,268)	$—	$1,603	$—	$152,427	$—
Other liabilities (1)	113,311	47,180	—	—	—	66,131	47,180
Total liabilities measured at fair value on a recurring basis	$266,073	$45,912	$—	$1,603	$—	$218,558	$47,180

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

	As of
	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$4,905,276	$5,470,846	$3,883,414	$4,130,285
Policy loans	775,105	775,105	794,276	794,276

Liabilities:
Stable value product account balances	$3,487,963	$3,686,950	$3,581,150	$3,758,422
Annuity account balances	10,309,546	10,207,819	9,911,040	9,655,208
Mortgage loan backed certificates	85,873	88,489	—	—

Debt:
Bank borrowings	$115,000	$115,000	$285,000	$285,000
Senior and Medium-Term Notes	1,359,852	1,430,931	1,359,852	1,331,855
Subordinated debt securities	524,743	489,345	524,743	453,523
Non-recourse funding obligations	556,600	354,429	575,000	408,727

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

Non-recourse funding obligations

As of June 30, 2010, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

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

The Company has sold credit default protection on liquid traded indices to enhance the return on its investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly issued fixed maturity cash investments. Outstanding credit default swaps relate to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require the Company to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the credit derivatives is $25.0 million. As of June 30, 2010, the fair value of the credit derivatives was a liability of $3.0 million. As of June 30, 2010, the Company had collateral of $3.3 million posted with the counterparties to credit default swaps. The collateral is counterparty specific and is not tied to any one contract. If the credit default swaps needed to be settled immediately, the Company would need to post no additional payments.

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

•                  The Company uses interest rate swaps to convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based rates. As of June 30, 2010, the Company did not hold any positions in these swaps. For the six months ended June 30, 2009, the Company recognized pre-tax losses of $0.1 million representing the change in value of these derivatives and related net settlements.

•                  The Company uses interest rate futures to mitigate interest rate risk. There were no outstanding positions as of June 30, 2010. For the three and six months ended June 30, 2009, the Company recognized pre-tax gains of $4.6 million and $6.9 million, respectively, as a result of changes in value of these futures positions.

•                  The Company uses certain interest rate swaps to mitigate interest rate risk related to floating rate exposures. The Company recognized pre-tax losses of $6.4 million and $8.8 million for the three and six months ended June 30, 2010 and pre-tax gains of $22.2 million and $36.4 million on interest rate swaps for the three and six months ended June 30, 2009, respectively.

•                  The Company uses other swaps and options to manage risk related to other exposures. The Company recognized pre-tax gains that were immaterial for the three months ended June 30, 2010, and pre-tax gains of $0.8 million for the six months ended June 30, 2010. The Company recognized pre-tax gains of $2.2 million for the three and six months ended June 30, 2009, respectively, for the change in fair value of these derivatives.

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

•                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax losses of $49.3 million and $40.2 million for the three and six months ended June 30, 2010 and pre-tax gains of $12.5 million and $32.3 million for three and six months ended June 30, 2009, related to these embedded derivatives, respectively.

•      The Company entered into credit default swaps and various other derivative positions to enhance the return on its investment portfolio. The Company reported net pre-tax losses of $1.1 million and $0.6 million for the three and six months ended June 30, 2010 and pre-tax gains of $6.9 million and $2.6 million for the three and six months ended June 30, 2009, related to credit default swaps, respectively, from the change in swaps’ fair value and premium income.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of June 30, 2010		As of December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:(1)
Interest rate	$25,000	$2,234	$75,000	$16,174
Embedded derivative - Modco reinsurance treaties	29,630	1,802	1,883,109	5,907
Embedded derivative - GMWB	485,442	7,687	429,562	10,579
Other	14,291	1,261	66,250	6,791
	$554,363	$12,984	$2,453,921	$39,451
Other liabilities
Cash flow hedges:
Inflation	$293,379	$21,414	$343,526	$19,141
Interest rate	175,000	9,985	175,000	11,965
Derivatives not designated as hedging instruments:(1)
Credit default swaps	25,000	2,967	25,000	2,172
Interest rate	110,000	10,475	110,000	7,011
Embedded derivative - Modco reinsurance treaties	2,895,101	171,391	1,077,376	81,339
Embedded derivative GMWB	1,286,425	61,734	660,090	24,423
Other	5,916	73	12,703	2,832
	$4,790,821	$278,039	$2,403,695	$148,883

(1) Additional information on derivatives not designated as hedging instruments is referenced under the ASC Derivatives and Hedging Topic.

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended June 30, 2010			For The Six Months Ended June 30, 2010
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(858)	$—	$—	$(2,116)
Inflation	—	—	(9,314)	—	—	(3,892)

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(1,982)	$—	$—	$(3,973)	$—
Inflation	—	(463)	—	—	(1,084)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$(696)	$—	$—	$(336)	$—	$—

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended June 30, 2009			For The Six Months Ended June 30, 2009
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(8,810)	$—	$—	$3,864
Inflation	—	—	24,038	—	—	25,036

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(1,781)	$—	$—	$(3,897)	$—
Inflation	—	(2,623)	—	—	(4,469)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$247	$—	$—	$954	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $7.0 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses) - derivative financial instruments(1)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
Interest rate risk:
Interest rate futures	$—	$4,593	$—	$6,889
Interest rate swaps	(6,382)	22,169	(8,774)	36,359
Credit risk	(1,142)	6,887	(637)	2,551
Embedded derivative - Modco reinsurance treaties	(63,063)	(146,420)	(94,157)	(85,788)
Embedded derivative - GMWB	(49,326)	12,636	(40,202)	32,381
Other	25	2,144	810	2,050
	$(119,888)	$(97,991)	$(142,960)	$(5,558)

(1) Additional information on derivatives not designated as hedging instruments is referenced under the ASC Derivatives Hedging Topic.

Realized investment gains (losses) - all other investments

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars In Thousands)

Fixed income Modco trading portfolio(1)	$63,967	$154,786	$108,060	$108,908

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

•            The Corporate and Other segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including interest on debt), and a trading portfolio that was previously part of a variable interest entity. This segment also includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, and the operations of several small subsidiaries.

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

There were no significant intersegment transactions during the six months ended June 30, 2010 and 2009.

The following tables summarize financial information for the Company’s segments:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
Revenues
Life Marketing	$298,128	$267,194	$607,132	$549,045
Acquisitions	177,579	201,518	376,296	400,752
Annuities	85,475	134,485	226,055	264,430
Stable Value Products	37,273	57,490	85,229	124,054
Asset Protection	67,769	68,148	134,200	135,003
Corporate and Other	45,878	56,496	74,960	34,012
Total revenues	$712,102	$785,331	$1,503,872	$1,507,296
Segment Operating Income (Loss)
Life Marketing	$35,755	$37,179	$76,433	$79,689
Acquisitions	30,190	35,041	61,559	68,662
Annuities	605	21,495	18,792	20,920
Stable Value Products	10,979	16,976	22,006	37,183
Asset Protection	6,616	4,656	19,683	10,936
Corporate and Other	377	9,648	(15,755)	401
Total segment operating income	84,522	124,995	182,718	217,791
Realized investment (losses) gains - investments(1)(3)	50,578	127,770	86,394	(3,977)
Realized investment (losses) gains - derivatives(2)	(70,513)	(112,547)	(103,176)	(41,440)
Income tax expense	(23,216)	(49,461)	(54,786)	(59,482)
Net income available to PLC’s common shareowners	$41,371	$90,757	$111,150	$112,892

(1) Realized investment (losses) gains - investments	$50,906	$126,828	$86,936	$(4,841)
Less: related amortization of DAC/VOBA	328	(942)	542	(864)
	$50,578	$127,770	$86,394	$(3,977)

(2) Realized investment gains (losses) - derivatives	$(119,888)	$(97,991)	$(142,960)	$(5,558)
Less: settlements on certain interest rate swaps	42	1,163	84	3,401
Less: derivative activity related to certain annuities	(49,417)	13,393	(39,868)	32,481
	$(70,513)	$(112,547)	$(103,176)	$(41,440)

(3)  Includes other-than-temporary impairments of $16.8 million and $28.7 million for the three and six months ended June 30, 2010, repsectively, and $41.0 million and $130.8 million for the three and six months ended June 30, 2009, respectively.

	Operating Segment Assets
	As of June 30, 2010
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,224,655	$9,097,376	$11,086,864	$3,477,711
Deferred policy acquisition costs and value of business acquired	2,340,699	803,487	425,049	10,252
Goodwill	10,192	43,362	—	—
Total assets	$11,575,546	$9,944,225	$11,511,913	$3,487,963

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$704,043	$7,173,071	$25,056	$40,788,776
Deferred policy acquisition costs and value of business acquired	87,790	3,876	—	3,671,153
Goodwill	62,670	83	—	116,307
Total assets	$854,503	$7,177,030	$25,056	$44,576,236

	Operating Segment Assets
	As of December 31, 2009
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$8,753,212	$9,136,474	$9,977,456	$3,569,038
Deferred policy acquisition costs and value of business acquired	2,277,256	839,829	430,704	12,112
Goodwill	10,192	44,911	—	—
Total assets	$11,040,660	$10,021,214	$10,408,160	$3,581,150

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$742,456	$6,325,373	$26,372	$38,530,381
Deferred policy acquisition costs and value of business acquired	97,499	5,950	—	3,663,350
Goodwill	62,670	83	—	117,856
Total assets	$902,625	$6,331,406	$26,372	$42,311,587

16.          SUBSEQUENT EVENTS

On August 2, 2010, the Company provided each of its current directors an indemnity agreement that provides, among other things and subject to certain limitations, a contractual right to indemnification to the fullest extent permissible under the law and to indemnification in accordance with the Company’s governance documents in effect on August 2, 2010, or any other governance provision in effect thereafter during the director’s term, provided however that no modification or amendment to any governance document of the Company shall in any way adversely affect the director’s rights under the indemnity agreement. Also on August 2, 2010, prior indemnification agreements obligating the Company to obtain a $20 million letter of credit for the benefit of directors under certain change of control events were terminated.

The Company has evaluated the effects of events subsequent to June 30, 2010, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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

•                  Corporate and Other - This segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including interest on debt), and a trading portfolio that was previously part of a variable interest entity. This segment also includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, and the operations of several small subsidiaries.

EXECUTIVE SUMMARY

We delivered solid financial results in the first half of 2010. Excluding fair value items, our operating segments (excluding Corporate and Other) produced results that were in line with or exceeded our expectations. While we were impacted by negative fair value items in the second quarter of 2010, mortality continued a favorable trend in both the first and second quarters and we were able to take advantage of depressed market valuations and repurchased portions of our outstanding non-recourse funding obligations at a significant discount. In addition, we continued our strategy of growth in the Annuities segment and are encouraged by the results of moving our life sales product mix to a universal life product focus.

As we look to the remainder of the year, we recognize that we will be challenged to find opportunities to invest our excess liquidity at desired yield levels. However, we remain focused on this goal and others, including introducing innovative, differentiated products to our markets, optimizing capital deployment, managing crediting rates and growing our distribution networks.

Significant financial information related to each of our segments is included in “Results of Operations”.

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

General

•                  exposure to the risks of natural and man-made catastrophes, pandemics, malicious acts, terrorist acts, or climate change could adversely affect our operations and results;

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

•                  our strategies for mitigating risks arising from our day-to-day operations may prove ineffective and adversely affect our results of operations and financial condition;

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

RESULTS OF OPERATIONS

In the following discussion, segment operating income (loss) is defined as income before income tax excluding net realized investment gains and losses (net of the related deferred acquisitions costs (“DAC”) and value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income (loss) because the derivatives are used to mitigate risk in items affecting segment operating income (loss). Management believes that segment operating income (loss) provides relevant and useful information to investors, as it represents the basis on which the performance of our business is internally assessed. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing our overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of our results of operations by highlighting the income usually attributable to the normal, recurring operations of our business. However, segment operating income (loss) should not be viewed as a substitute for accounting principles generally accepted in the United States of America (“GAAP”) net income available to PLC’s common shareowners. In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income available to PLC’s common shareowners:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$35,755	$37,179	(3.8)%	$76,433	$79,689	(4.1)%
Acquisitions	30,190	35,041	(13.8)	61,559	68,662	(10.3)
Annuities	605	21,495	(97.2)	18,792	20,920	(10.2)
Stable Value Products	10,979	16,976	(35.3)	22,006	37,183	(40.8)
Asset Protection	6,616	4,656	42.1	19,683	10,936	80.0
Corporate and Other	377	9,648	(96.1)	(15,755)	401	n/m
Total segment operating income	84,522	124,995	(32.4)	182,718	217,791	(16.1)
Realized investment gains (losses) - investments(1)(3)	50,578	127,770		86,394	(3,977)
Realized investment gains (losses) - derivatives(2)	(70,513)	(112,547)		(103,176)	(41,440)
Income tax expense	(23,216)	(49,461)		(54,786)	(59,482)
Net income available to PLC’s common shareowners	$41,371	$90,757	(54.4)	$111,150	$112,892	(1.5)

(1) Realized investment gains (losses) - investments(3)	$50,906	$126,828		$86,936	$(4,841)
Less: related amortization of DAC/VOBA	328	(942)		542	(864)
	$50,578	$127,770		$86,394	$(3,977)

(2) Realized investment gains (losses) - derivatives	$(119,888)	$(97,991)		$(142,960)	$(5,558)
Less: settlements on certain interest rate swaps	42	1,163		84	3,401
Less: derivative activity related to certain annuities	(49,417)	13,393		(39,868)	32,481
	$(70,513)	$(112,547)		$(103,176)	$(41,440)

(3) Includes other-than-temporary impairments of $16.8 million and $28.7 million for the three and six months ended June 30, 2010, respectively, and $41.0 million and $130.8 million for the three and six months ended June 30, 2009, respectively.

For The Three Months Ended June 30, 2010 as compared to The Three Months Ended June 30, 2009

Net income available to PLC’s common shareowners for the three months ended June 30, 2010, included a $40.5 million, or 32.4%, decrease in segment operating income. The decrease was primarily related to a $1.4 million decrease in the Life Marketing segment, a $4.9 million decrease in the Acquisitions segment, a $20.9 million decrease in operating income in the Annuities segment, a $6.0 million decrease in the Stable Value Products segment, and a $9.3 million decrease in the Corporate and Other segment. These decreases were partially offset by an increase of $2.0 million in operating income in the Asset Protection segment. Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment decreased operating earnings by $19.1 million in the three months ended June 30, 2010, and fair value changes represented $48.7 million of the overall decrease in segment operating income compared to the same quarter last year.

We experienced net realized losses of $69.0 million for the three months ended June 30, 2010, as compared to net realized gains of $28.8 million for the three months ended June 30, 2009. The losses realized for the three months ended June 30, 2010, were primarily caused by $49.3 million of losses related to guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative valuation changes and $16.8 million of other-than-temporary impairment credit-related losses and mark-to-market losses of $6.4 million on interest rate swaps. Offsetting these losses were $0.9 million of gains related to the net activity related to the modified coinsurance portfolio and derivative activity and $5.7 million of gains related to investment securities sale activity.

•                  Life Marketing segment operating income was $35.8 million for the three months ended June 30, 2010, representing a decrease of $1.4 million, or 3.8%, from the three months ended June 30, 2009. The decrease was primarily due to lower allocated investment income net of interest expense on the traditional line of business and higher operating expenses.

•                  Acquisitions segment operating income was $30.2 million for the three months ended June 30, 2010, a decrease of $4.9 million, or 13.8%, as compared to the three months ended June 30, 2009, primarily due to the expected runoff of the blocks of business.

•                  Annuities segment operating income was $0.6 million for the three months ended June 30, 2010, as compared to $21.5 million for the three months ended June 30, 2009, a decrease of $20.9 million. This change included an unfavorable $20.9 million variance related to fair value changes, made up of a $0.4 million favorable change related to the equity indexed annuity (“EIA”) product and a $21.3 million unfavorable change related to embedded derivatives associated with the variable annuity (“VA”) GMWB rider, caused primarily by changes in equity markets and lower interest rates. A $2.9 million increase in earnings was related to wider spreads and average account value growth in fixed and variable annuities.

•                  Stable Value Products segment operating income was $11.0 million and decreased $6.0 million, or 35.3%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the three months ended June 30, 2010, compared with $0.3 million for the three months ended June 30, 2009. The operating spread decreased 31 basis points to 126 basis points for the three months ended June 30, 2010, as compared to an operating spread of 157 basis points during the three months ended June 30, 2009.

•                  Asset Protection segment operating income was $6.6 million, representing an increase of $2.0 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The second quarter 2010 income was comprised solely of $6.6 million of income from core operations. Credit insurance earnings decreased $0.4 million as compared to the prior year, primarily due to lower investment income. Service contract earnings increased $1.1 million, or 30.3%, as compared to the prior year, primarily due to higher volume partially offset by higher loss ratios and higher expenses in certain product lines. Earnings from other products increased $1.2 million for the three months ended June 30, 2010, as compared to the prior year due to favorable loss experience in the GAP product line.

•                  Corporate and Other segment operating income was $0.4 million for the three months ended June 30, 2010, as compared to income of $9.6 million for the three months ended June 30, 2009. This variance was primarily due to negative mark-to-market adjustments during the second quarter of 2010 on a portfolio of securities designated for trading. The trading portfolio accounted for a negative variance of $27.8 million, compared to the prior year’s quarter. Partially offsetting this was a $9.5 million pre-tax gain on the repurchase of non-recourse funding obligations and growth in other investment income.

For The Six Months Ended June 30, 2010 as compared to The Six Months Ended June 30, 2009

Net income available to PLC’s common shareowners for the six months ended June 30, 2010, included a $35.1 million, or 16.1%, decrease in segment operating income. The decrease was primarily related to a $3.3 million decrease in operating income in the Life Marketing segment, a $7.1 million decrease in the Acquisitions segment, a $2.1 million decrease in the Annuities segment, a $15.2 million decrease in the Stable Value Products segment, and a $16.2 million decrease in the Corporate and Other segment. These decreases were partially offset by an increase of $8.7 million in operating income in the Asset Protection segment. Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment decreased operating earnings by $7.5 million in the six months ended June 30, 2010.

We experienced net realized losses of $56.0 million for the six months ended June 30, 2010, as compared to net realized losses of $10.4 million for the six months ended June 30, 2009. The losses realized for the six months ended June 30, 2010, were primarily caused by $40.2 million of losses related to guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative valuation changes and $28.7 million of other-than-temporary impairment credit-related losses and mark-to-market losses of $8.8 million on interest rate swaps. Offsetting these losses were $13.9 million of gains related to the net activity related to the modified coinsurance portfolio and derivative activity and $12.4 million of gains related to investment securities sale activity.

•                  Life Marketing segment operating income was $76.4 million for the six months ended June 30, 2010, representing a decrease of $3.3 million, or 4.1%, from the six months ended June 30, 2009. The decrease was primarily due to lower allocated investment income on the traditional line of business, net of interest expense, and higher operating expenses, partially offset by more favorable mortality results.

•                  Acquisitions segment operating income was $61.6 million for the six months ended June 30, 2010, a decrease of $7.1 million, or 10.3%, as compared to the six months ended June 30, 2009, primarily due to the expected runoff of the blocks of business.

•                  Annuities segment operating income was $18.8 million for the six months ended June 30, 2010, as compared to $20.9 million for the six months ended June 30, 2009, a decrease of $2.1 million. This change included an unfavorable $28.3 million variance related to fair value changes, of which $1.8 million was related to the EIA product and $26.5 million was related to embedded derivatives associated with the VA GMWB rider, caused primarily by changes in equity markets and lower interest rates. The remaining $26.2 million variance in operating income was primarily driven by a $19.3 million unlocking charge recorded within the VA line during the six months ended June 30, 2009. Other items accounted for the remainder of the variance, including a $6.4 million increase in earnings related to wider spreads and average account value growth in fixed and variable annuities.

•                  Stable Value Products segment operating income was $22.0 million and decreased $15.2 million, or 40.8%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the six months ended June 30, 2010, compared with $1.9 million for the six months ended June 30, 2009. The operating spread decreased 35 basis points to 126 basis points for the six months ended June 30, 2010, as compared to an operating spread of 161 basis points during the six months ended June 30, 2009.

•                  Asset Protection segment operating income was $19.7 million, representing an increase of $8.7 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. Income for the six months ended June 30, 2010, was comprised of $12.1 million of income from core operations and $7.6 million of income from runoff lines. Credit insurance earnings decreased $1.9 million as compared to the prior year, primarily due to unfavorable loss experience and lower investment income. Service contract earnings increased $0.6 million, or 7.3%, as compared to the prior year. Earnings from other products, including runoff lines, increased $10.0 million for the six months ended June 30, 2010 as compared to the prior year. The increase resulted primarily from a $7.8 million excess reserve release in the first quarter of 2010 related to the final settlement in the runoff Lender’s Indemnity line of business. Favorable loss experience in the GAP product line also contributed to the increase.

•                  Corporate and Other segment operating loss was $15.8 million for the six months ended June 30, 2010, as compared to income of $0.4 million for the six months ended June 30, 2009. This variance was primarily due to a negative variance related to mark-to-market adjustments on a portfolio of securities designated for trading. The trading portfolio accounted for a negative variance of $27.1 million compared to the prior year. Partially offsetting this was a $9.5 million pre-tax gain on the repurchase of non-recourse funding obligations and growth in other investment income.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$407,900	$397,195	2.7%	$781,290	$772,853	1.1%
Reinsurance ceded	(227,543)	(241,002)	(5.6)	(404,295)	(448,166)	(9.8)
Net premiums and policy fees	180,357	156,193	15.5	376,995	324,687	16.1
Net investment income	94,763	90,833	4.3	185,907	184,360	0.8
Other income	23,008	20,168	14.1	44,230	39,998	10.6
Total operating revenues	298,128	267,194	11.6	607,132	549,045	10.6
BENEFITS AND EXPENSES
Benefits and settlement expenses	217,032	189,101	14.8	437,588	384,511	13.8
Amortization of deferred policy acquisition costs	30,892	33,404	(7.5)	64,970	69,132	(6.0)
Other operating expenses	14,449	7,510	92.4	28,141	15,713	79.1
Total benefits and expenses	262,373	230,015	14.1	530,699	469,356	13.1
INCOME BEFORE INCOME TAX	35,755	37,179	(3.8)	76,433	79,689	(4.1)
OPERATING INCOME	$35,755	$37,179	(3.8)	$76,433	$79,689	(4.1)

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$17,627	$26,102	(32.5)%	$38,391	$49,253	(22.1)%
Universal life	23,951	12,796	87.2	45,218	25,615	76.5
Variable universal life	1,334	854	56.2	2,270	1,496	51.7
	$42,912	$39,752	7.9	$85,879	$76,364	12.5
Sales By Distribution Channel
Brokerage general agents	$26,654	$25,783	3.4	$53,005	$47,247	12.2
Independent agents	6,254	7,084	(11.7)	12,945	14,364	(9.9)
Stockbrokers / banks	8,031	6,509	23.4	17,002	13,682	24.3
BOLI / other	1,973	376	n/m	2,927	1,071	n/m
	$42,912	$39,752	7.9	$85,879	$76,364	12.5
Average Life Insurance In-force(1)
Traditional	$497,366,086	$487,972,776	1.9	$497,143,901	$485,862,761	2.3
Universal life	54,125,544	53,163,035	1.8	53,884,068	53,067,391	1.5
	$551,491,630	$541,135,811	1.9	$551,027,969	$538,930,152	2.2
Average Account Values
Universal life	$5,515,913	$5,354,527	3.0	$5,465,071	$5,353,024	2.1
Variable universal life	319,278	242,168	31.8	317,522	244,311	30.0
	$5,835,191	$5,596,695	4.3	$5,782,593	$5,597,335	3.3

Traditional Life Mortality Experience(2)	$8,152	$8,356		$21,201	$8,902
Universal Life Mortality Experience(2)	$1,521	$1,504		$2,957	$2,991

(1)  Amounts are not adjusted for reinsurance ceded.

(2)  Represents the estimated pre-tax earnings impact resulting from mortality variances. We periodically review and update as appropriate our key assumptions in calculating mortality. Changes to these assumptions result in adjustments, which may increase or decrease previously reported mortality amounts.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$51,844	$44,801	15.7%	$103,501	$87,177	18.7%
Renewal commissions	9,142	9,211	(0.7)	17,756	18,298	(3.0)
First year ceding allowances	(2,390)	(5,093)	(53.1)	(4,478)	(9,402)	(52.4)
Renewal ceding allowances	(48,356)	(57,026)	(15.2)	(94,226)	(108,070)	(12.8)
General & administrative	41,694	38,335	8.8	81,599	74,957	8.9
Taxes, licenses, and fees	8,536	7,451	14.6	16,519	14,752	12.0
Other operating expenses incurred	60,470	37,679	60.5	120,671	77,712	55.3
Less: commissions, allowances & expenses capitalized	(68,171)	(50,461)	35.1	(135,584)	(101,970)	33.0
Other insurance company operating expenses	(7,701)	(12,782)	(39.8)	(14,913)	(24,258)	(38.5)
Marketing Companies:
Commissions	17,314	14,978	15.6	33,212	29,663	12.0
Other operating expenses	4,836	5,314	(9.0)	9,842	10,308	(4.5)
Other marketing company operating expenses	22,150	20,292	9.2	43,054	39,971	7.7
Other operating expenses	$14,449	$7,510	92.4	$28,141	$15,713	79.1

For The Three Months Ended June 30, 2010 as compared to The Three Months Ended June 30, 2009

Segment operating income

Operating income was $35.8 million for the three months ended June 30, 2010, representing a decrease of $1.4 million, or 3.8%, from the three months ended June 30, 2009. The decrease was primarily due to lower allocated investment income net of interest expense on the traditional line of business and higher operating expenses.

Operating revenues

Total revenues for the three months ended June 30, 2010, increased $30.9 million, or 11.6%, as compared to the three months ended June 30, 2009. This increase was the result of higher premiums and policy fees in the segment’s traditional and universal life lines, higher investment income in the universal life product line due to increases in net in-force reserves and higher sales in the segment’s marketing companies and was partially offset by lower investment income on the Company’s traditional and BOLI product lines.

Net premiums and policy fees

Net premiums and policy fees increased by $24.2 million, or 15.5%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to an increase in retention levels on certain traditional life products and continued growth in universal life in-force business. Our maximum retention level for newly issued traditional life and universal life products is generally $2,000,000.

Net investment income

Net investment income in the segment increased $3.9 million, or 4.3%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Increased retained traditional and universal life reserves led to increased investment income in the second quarter of 2010 compared to the second quarter of 2009. Decreases in BOLI fund value led to lower BOLI investment income in the same period. In addition, the impact of our traditional and universal life capital markets programs on investment income allocated to the segment caused a reduction of $0.2 million between the second quarter of 2009 and the second quarter of 2010.

Other income

Other income increased $2.8 million, or 14.1%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The increase relates primarily to higher sales levels in the segment’s marketing companies.

Benefits and settlement expenses

Benefits and settlement expenses increased by $27.9 million, or 14.8%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products, and higher credited interest on UL products resulting from increases in account values. The estimated mortality impact to earnings related to traditional and universal life products, for the three months ended June 30, 2010, was favorable by $9.7 million and was approximately $0.2 million less favorable than the estimated mortality impact on earnings for the three months ended June 30, 2009.

Amortization of DAC

DAC amortization decreased $2.5 million, or 7.5%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The decrease primarily relates to more favorable unlocking on UL and BOLI business partially offset by growth in retained life insurance in-force as compared to 2009.

Other operating expenses

Other operating expenses increased $6.9 million, or 92.4%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. This increase reflects higher marketing company expenses associated with higher broker dealer sales, higher general administrative expenses, a reduction in reinsurance allowances, and interest expense of $2.9 million associated with Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a newly formed, wholly owned subsidiary of PLICO.

Sales

Sales for the segment increased $3.2 million, or 7.9%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, as increased universal life sales more than offset lower traditional sales. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products resulting in less competitive product positioning and greater focus on the universal life product line. Universal life sales increased $11.2 million, or 87.2%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to our increased focus on the product line.

For The Six Months Ended June 30, 2010 as compared to The Six Months Ended June 30, 2009

Segment operating income

Operating income was $76.4 million for the six months ended June 30, 2010, representing a decrease of $3.3 million, or 4.1%, from the six months ended June 30, 2009. The decrease was primarily due to lower allocated investment income on the traditional line of business net of interest expense, and higher operating expenses, partially offset by more favorable mortality results.

Operating revenues

Total revenues for the six months ended June 30, 2010, increased $58.1 million, or 10.6%, as compared to the six months ended June 30, 2009. This increase was the result of higher premiums and policy fees in the segment’s traditional and universal life lines and higher investment income in the universal life product line due to increases in net in-force reserves and was partially offset by lower sales in the segment’s marketing companies and lower investment income on the Company’s traditional and BOLI product lines.

Net premiums and policy fees

Net premiums and policy fees increased by $52.3 million, or 16.1%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to an increase in retention levels on certain traditional life products and continued growth in universal life in-force business. Our maximum retention level for newly issued traditional life and universal life products is generally $2,000,000.

Net investment income

Net investment income in the segment increased $1.5 million, or 0.8%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. Increased retained universal life reserves led to increased investment income for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Decreases in BOLI fund value led to lower BOLI investment income in the same period. Traditional life statutory reserving methodology changes have reduced our statutory reserves, thus reducing the investment income allocated to the segment in the first quarter of 2010 compared to the first quarter of 2009. Growth in retained traditional reserves between the second quarter of 2009 and the second quarter of 2010, caused higher allocated investment income which partially offset the first quarter decrease. In addition, the impact of our traditional and universal life capital markets programs on investment income allocated to the segment caused a reduction of $5.3 million between 2009 and 2010.

Other income

Other income increased $4.2 million, or 10.6%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The increase relates primarily to higher sales in marketing companies, fees on variable universal life funds, and interest on modified coinsurance transactions.

Benefits and settlement expenses

Benefits and settlement expenses increased by $53.1 million, or 13.8%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values, partially offset by more favorable mortality. The estimated mortality impact to earnings related to traditional and universal life products, for the six months ended June 30, 2010, was favorable by $24.2 million and was approximately $12.3 million more favorable than the estimated mortality impact on earnings for the six months ended June 30, 2009.

Amortization of DAC

DAC amortization decreased $4.2 million, or 6.0%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The decrease primarily relates to more favorable unlocking on universal life and BOLI business partially offset by growth in retained life insurance in-force as compared to 2009.

Other operating expenses

Other operating expenses increased $12.4 million, or 79.1%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. This increase reflects higher marketing company expenses associated with higher broker dealer sales, higher general administrative expenses, a reduction in reinsurance allowances, and interest expense of $2.9 million associated with Golden Gate III.

Sales

Sales for the segment increased $9.5 million, or 12.5%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, as increased universal life sales more than offset lower traditional sales. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products resulting in a less competitive product positioning and greater focus on the universal life product line. Universal life sales increased $19.6 million, or 76.5%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to our increased focus on the product line.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(227,543)	$(241,002)	$(404,295)	$(448,166)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(244,737)	(250,250)	(438,742)	(468,889)
Amortization of deferred policy acquisition costs	(12,117)	(16,829)	(19,981)	(29,221)
Other operating expenses (1)	(35,661)	(36,804)	(66,956)	(69,015)
Total benefits and expenses	(292,515)	(303,883)	(525,679)	(567,125)

NET IMPACT OF REINSURANCE (2)	$64,972	$62,881	$121,384	$118,959

Allowances received	$(50,746)	$(62,119)	$(98,704)	$(117,472)
Less: Amount deferred	15,085	25,315	31,748	48,457
Allowances recognized (ceded other operating expenses) (1)	$(35,661)	$(36,804)	$(66,956)	$(69,015)

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

For The Three Months Ended June 30, 2010 as compared to The Three Months Ended June 30, 2009

The decrease in ceded premiums above for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was caused primarily by lower ceded traditional life premiums and policy fees of $9.1 million.

Ceded benefits and settlement expenses were lower for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, due to lower increases in ceded reserves and decreased ceded claims. Traditional ceded benefits decreased $13.3 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, due to a lower increase in ceded reserves and lower ceded death benefits. Universal life ceded benefits increased $7.8 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to higher ceded claims. Ceded universal life claims were $7.2 million higher for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.

Ceded amortization of deferred policy acquisitions costs decreased for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to the differences in unlocking between the two periods.

Total allowances received for the three months ended June 30, 2010, decreased from the three months ended June 30, 2009, due to the change in our traditional life reinsurance strategy, resulting in an increase in our retention level.

For The Six Months Ended June 30, 2010 as compared to The Six Months Ended June 30, 2009

The decrease in ceded premiums above for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was caused primarily by lower ceded traditional life premiums and policy fees of $37.8 million.

Ceded benefits and settlement expenses were lower for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, due to lower increases in ceded reserves and decreased ceded claims. Traditional ceded benefits decreased $42.2 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, due to a lower increase in ceded reserves and lower ceded death benefits. Universal life ceded benefits increased $13.0 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, as higher ceded claims were partially offset by a lower change in ceded reserves. Ceded universal life claims were $18.4 million higher for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

Ceded amortization of deferred policy acquisitions costs decreased for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to the differences in unlocking between the two periods.

Total allowances received for the six months ended June 30, 2010, decreased from the six months ended June 30, 2009, due to the change in our traditional life reinsurance strategy, resulting in an increase in our retention level.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$178,389	$184,484	(3.3)%	$339,110	$363,160	(6.6)%
Reinsurance ceded	(117,492)	(115,482)	1.7	(210,626)	(225,089)	(6.4)
Net premiums and policy fees	60,897	69,002	(11.7)	128,484	138,071	(6.9)
Net investment income	116,748	119,515	(2.3)	232,149	243,056	(4.5)
Other income	1,375	1,592	(13.6)	2,648	2,995	(11.6)
Total operating revenues	179,020	190,109	(5.8)	363,281	384,122	(5.4)
Realized gains (losses) - investments	61,152	157,871		105,671	105,408
Realized gains (losses) - derivatives	(62,593)	(146,462)		(92,656)	(88,778)
Total revenues	177,579	201,518		376,296	400,752
BENEFITS AND EXPENSES
Benefits and settlement expenses	127,554	135,773	(6.1)	261,028	274,504	(4.9)
Amortization of deferred policy acquisition costs and value of business acquired	15,868	14,832	7.0	29,063	32,395	(10.3)
Other operating expenses	5,408	4,463	21.2	11,631	8,561	35.9
Operating benefits and expenses	148,830	155,068	(4.0)	301,722	315,460	(4.4)
Amortization of DAC / VOBA related to realized gains (losses) - investments	(266)	(272)		(123)	(94)
Total benefits and expenses	148,564	154,796	(4.0)	301,599	315,366	(4.4)
INCOME BEFORE INCOME TAX	29,015	46,722	(37.9)	74,697	85,386	(12.5)
Less: realized gains (losses)	(1,441)	11,409		13,015	16,630
Less: related amortization of DAC/VOBA	266	272		123	94
OPERATING INCOME	$30,190	$35,041	(13.8)	$61,559	$68,662	(10.3)

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$186,269,289	$199,231,953	(6.5)%	$187,785,103	$200,921,328	(6.5)%
Universal life	26,952,745	28,486,526	(5.4)	27,138,749	28,722,377	(5.5)
	$213,222,034	$227,718,479	(6.4)	$214,923,852	$229,643,705	(6.4)
Average Account Values
Universal life	$2,709,681	$2,834,573	(4.4)	$2,732,403	$2,849,613	(4.1)
Fixed annuity(2)	3,386,070	3,617,480 (4)	(6.4)	3,405,837	3,690,322 (4)	(7.7)
Variable annuity	134,278	124,441	7.9	136,984	125,048	9.5
	$6,230,029	$6,576,494	(5.3)	$6,275,224	$6,664,983	(5.8)
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	6.01%	5.89%		5.95%	5.96%
Interest credited to policyholders	4.10	4.17		4.19	4.16
Interest spread	1.91%	1.72%		1.76%	1.80%

(1)    Amounts are not adjusted for reinsurance ceded.

(2)    Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)    Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.34%  for the three and six months ended June 30, 2010 compared to 6.30% and 6.34%, respectively, for the three and six months ended June 30, 2009.

(4)    Certain changes in methodology were made in the current year. Prior years have been adjusted to make amounts comparable to current year.

For The Three Months Ended June 30, 2010 as compared to The Three Months Ended June 30, 2009

Segment operating income

Operating income was $30.2 million for the three months ended June 30, 2010, a decrease of $4.9 million, or 13.8%, as compared to the three months ended June 30, 2009, primarily due to the expected runoff of the blocks of business.

Operating Revenues

Net premiums and policy fees decreased $8.1 million, or 11.7%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to runoff of the in-force business. Net investment income decreased $2.8 million, or 2.3%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, due to runoff of the segment’s in-force business, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $6.2 million, or 4.0%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The decrease related primarily to the expected runoff of the in-force business and fluctuations in mortality.

For The Six Months Ended June 30, 2010 as compared to The Six Months Ended June 30, 2009

Segment operating income

Operating income was $61.6 million for the six months ended June 30, 2010, a decrease of $7.1 million, or 10.3%, as compared to the six months ended June 30, 2009, primarily due to the expected runoff of the blocks of business.

Operating Revenues

Net premiums and policy fees decreased $9.6 million, or 6.9%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to runoff of the in-force business. Net investment income decreased $10.9 million, or 4.5%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, due to runoff of the segment’s in-force business, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $13.8 million, or 4.4%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The decrease related primarily to the expected runoff of the in-force business and fluctuations in mortality.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(117,492)	$(115,482)	$(210,626)	$(225,089)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(93,901)	(97,107)	(178,970)	(189,329)
Amortization of deferred policy acquisition costs	(2,231)	(3,496)	(7,653)	(9,277)
Other operating expenses	(15,110)	(15,747)	(27,895)	(30,706)
Total benefits and expenses	(111,242)	(116,350)	(214,518)	(229,312)

NET IMPACT OF REINSURANCE(1)	$(6,250)	$868	$3,892	$4,223

(1)  Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance.

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

The net impact of reinsurance was less favorable by $7.1 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, due to increases in ceded premiums and decreases in benefits, amortization of deferred acquisition costs, and expenses.

The net impact of reinsurance decreased $0.3 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, as decreases in ceded premiums more than offset decreases in benefits, amortization of deferred acquisition costs, and expenses.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$9,800	$7,406	32.3%	$18,575	$18,391	1.0%
Reinsurance ceded	(38)	(42)	(9.5)	(75)	(84)	(10.7)
Net premiums and policy fees	9,762	7,364	32.6	18,500	18,307	1.1
Net investment income	118,719	108,588	9.3	234,916	211,570	11.0
Realized gains (losses) - derivatives	(49,417)	13,393	n/m	(39,868)	32,481	n/m
Other income	6,935	4,215	64.5	12,929	7,595	70.2
Total operating revenues	85,999	133,560	(35.6)	226,477	269,953	(16.1)
Realized gains (losses) - investments	(524)	925		(422)	(5,523)
Total revenues	85,475	134,485	(36.4)	226,055	264,430	(14.5)
BENEFITS AND EXPENSES
Benefits and settlement expenses	114,534	78,759	45.4	208,775	164,567	26.9
Amortization of deferred policy acquisition costs and value of business acquired	(38,143)	26,568	n/m	(18,543)	71,753	n/m
Other operating expenses	9,003	6,068	48.4	17,453	12,043	44.9
Operating benefits and expenses	85,394	111,395	(23.3)	207,685	248,363	(16.4)
Amortization of DAC / VOBA related to realized gains (losses) - investments	594	—		665	(100)
Total benefits and expenses	85,988	111,395	(22.8)	208,350	248,263	(16.1)
INCOME (LOSS) BEFORE INCOME TAX	(513)	23,090	n/m	17,705	16,167	9.5
Less: realized gains (losses)	(524)	925		(422)	(5,523)
Less: related amortization of DAC	(594)	670		(665)	770
OPERATING INCOME	$605	$21,495	(97.2)	$18,792	$20,920	(10.2)

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$325,299	$432,373	(24.8)%	$543,328	$730,053	(25.6)%
Variable annuity	412,789	177,306	n/m	762,725	316,362	n/m
	$738,088	$609,679	21.1	$1,306,053	$1,046,415	24.8
Average Account Values
Fixed annuity(1)	$7,820,272	$6,945,161	12.6	$7,710,618	$6,814,015	13.2
Variable annuity	3,212,315	1,999,967	60.6	3,061,036	1,882,160	62.6
	$11,032,587	$8,945,128	23.3	$10,771,654	$8,696,175	23.9
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.06%	6.23%		6.09%	6.18%
Interest credited to policyholders	4.61	4.82		4.62	4.87
Interest spread	1.45%	1.41%		1.47%	1.31%

	As of June 30,
	2010	2009	Change
GMDB - Net amount at risk(3)	$482,349	$681,368	(29.2)%
GMDB Reserves	—	—	n/m
GMWB Reserves	54,047	1,067	n/m
Account value subject to GMWB rider	1,679,153	629,576	n/m
S&P 500® Index	1,031	919	12.2

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended June 30, 2010 as compared to The Three Months Ended June 30, 2009

Segment operating income

Segment operating income was $0.6 million for the three months ended June 30, 2010, as compared to $21.5 million for the three months ended June 30, 2009, a decrease of $20.9 million. This change included an unfavorable $20.9 million variance related to fair value changes, made up of a $0.4 million favorable change related to the EIA product and a $21.3 million unfavorable change related to embedded derivatives associated with the VA GMWB rider caused primarily by changes in equity markets and lower interest rates. A $2.9 million increase in earnings was related to wider spreads and average account value growth in fixed and variable annuities.

Operating revenues

Segment operating revenues decreased $47.6 million, or 35.6%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to unfavorable fair value changes on the embedded derivatives associated with the VA GMWB rider and economic hedges associated with the EIA product. These losses were partially offset by an increase in net investment income, policy fees, and other income. Average fixed account balances grew 12.6% for the three months ended June 30, 2010, resulting in higher investment income.

Benefits and settlement expenses

Benefits and settlement expenses increased $35.8 million, or 45.4%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. This increase was primarily the result of higher credited interest, higher unearned premium reserve amortization, and fluctuations in death benefit reserves on the VA line. Partially offsetting this increase was a favorable change of $4.1 million in the fair value component of the EIA reserve and lower bonus interest amortization.

Amortization of DAC

The decrease in DAC amortization for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to fair value changes on the VA GMWB rider. Fair value changes on the VA GMWB rider caused a decrease in amortization of $52.7 million. Favorable DAC unlocking of $0.9 million was recorded by the segment during the three months ended June 30, 2010, as compared to favorable unlocking of $0.6 million during the three months ended June 30, 2009.

Sales

Total sales increased $128.4 million, or 21.1%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Sales of fixed annuities decreased $107.1 million, or 24.8%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The decrease in fixed annuity sales was driven by reduced sales in the market value adjusted (“MVA”) annuity, single premium deferred annuity (“SPDA”) line, and immediate annuity lines and was primarily attributable to a lower interest rate environment. MVA sales decreased $100.1 million, or 66.7%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Sales of variable annuities increased $235.5 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to better competitive position and more focus on the VA line of business.

For The Six Months Ended June 30, 2010 as compared to The Six Months Ended June 30, 2009

Segment operating income

Segment operating income was $18.8 million for the six months ended June 30, 2010, as compared to $20.9 million for the six months ended June 30, 2009, a decrease of $2.1 million. This change included an unfavorable $28.3 million variance related to fair value changes, of which $1.8 million was related to the EIA product and $26.5 million was related to embedded derivatives associated with the VA GMWB rider caused primarily by changes in equity markets and lower interest rates. The remaining $26.2 million variance in operating income was primarily driven by a $19.3 million unlocking charge recorded within the VA line during the six months ended June 30, 2009. Other items accounted for the remainder of the variance, including a $6.4 million increase in earnings related to wider spreads and average account value growth in fixed and variable annuities.

Operating revenues

Segment operating revenues decreased $43.5 million, or 16.1%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to unfavorable fair value changes on the embedded derivatives associated with the VA GMWB rider and economic hedges associated with the EIA product. These losses were partially offset by increases in net investment income, policy fees, and other income. Average fixed account balances grew 13.2% for the six months ended June 30, 2010, resulting in higher investment income.

Benefits and settlement expenses

Benefits and settlement expenses increased $44.2 million, or 26.9%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. This increase was primarily the result of higher credited interest and higher unearned premium reserve amortization. Offsetting this increase was a favorable variance of $2.7 million in EIA fair value changes and a favorable change of $4.9 million in VA death benefit payments for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

Amortization of DAC

The decrease in DAC amortization for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was primarily due to fair value changes on the VA GMWB rider, and a $10.8 million unlocking charge in the VA line during the six months ended June 30, 2009. Fair value changes on the VA GMWB rider caused a decrease in amortization of $60.9 million. Favorable DAC unlocking of $1.6 million was recorded by the segment during the six months ended June 30, 2010.

Sales

Total sales increased $259.6 million, or 24.8%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. Sales of fixed annuities decreased $186.7 million, or 25.6%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The decrease in fixed annuity sales was driven by reduced sales in the MVA and immediate annuity lines and was primarily attributable to a lower interest rate environment. MVA sales decreased $192.7 million, or 72.0%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. SPDA sales increased by $30.1 million, or 7.3%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to expansion of our distribution channels. Sales of variable annuities increased $446.4 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to better competitive positioning and more focus on the VA line of business.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$45,724	$57,550	(20.5)%	$92,144	$120,726	(23.7)%
Other income	—	340	(100.0)	—	1,866	(100.0)
Realized gains (losses)	(8,451)	(400)	n/m	(6,915)	1,462	n/m
Total revenues	37,273	57,490	(35.2)	85,229	124,054	(31.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	32,972	39,206	(15.9)	66,703	81,791	(18.4)
Amortization of deferred policy acquisition costs	882	844	4.5	1,861	1,771	5.1
Other operating expenses	891	864	3.1	1,574	1,847	(14.8)
Total benefits and expenses	34,745	40,914	(15.1)	70,138	85,409	(17.9)
INCOME BEFORE INCOME TAX	2,528	16,576	(84.7)	15,091	38,645	(60.9)
Less: realized gains (losses)	(8,451)	(400)		(6,915)	1,462
OPERATING INCOME	$10,979	$16,976	(35.3)	$22,006	$37,183	(40.8)

The following table summarizes key data for the Stable Value Products segment:

	For The				For The
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010	2009		Change	2010	2009		Change
	(Dollars In Thousands)
Sales
GIC	$6,500	$—		n/m %	$7,500	$—		n/m %
GFA - Direct Institutional	250,000	—		n/m	400,000	—		n/m
GFA - Registered Notes - Institutional	—	—		n/m	—	—		n/m
GFA - Registered Notes - Retail	—	—		n/m	—	—		n/m
	$256,500	$—		n/m	$407,500	$—		n/m

Average Account Values	$3,497,115	$4,224,897		(17.2)	$3,496,283	$4,373,484		(20.1)
Ending Account Values	$3,488,175	$4,138,437		(15.7)	$3,488,175	$4,138,437		(15.7)

Operating Spread
Net investment income yield	5.23%	5.45%			5.27%	5.52%
Interest credited	3.77	3.71			3.81	3.74
Operating expenses	0.20	0.17			0.20	0.17
Operating spread	1.26%	1.57	%(1)		1.26%	1.61	%(1)

(1) Excludes one-time funding agreement retirement gains.

For The Three Months Ended June 30, 2010 as compared to The Three Months Ended June 30, 2009

Segment operating income

Operating income was $11.0 million and decreased $6.0 million, or 35.3%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the three months ended June 30, 2010, compared with $0.3 million for the three months ended June 30, 2009. The operating spread decreased 31 basis points to 126 basis points for the three months ended June 30, 2010, as compared to an operating spread of 157 basis points during the three months ended June 30, 2009.

Sales

During the first quarter of 2010, we chose to re-enter the stable value market. Total sales were $256.5 million for the three months ended June 30, 2010.

For The Six Months Ended June 30, 2010 as compared to The Six Months Ended June 30, 2009

Segment operating income

Operating income was $22.0 million and decreased $15.2 million, or 40.8%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the six months ended June 30, 2010, compared with $1.9 million for the six months ended June 30, 2009. The operating spread decreased 35 basis points to 126 basis points for the six months ended June 30, 2010, as compared to an operating spread of 161 basis points during the six months ended June 30, 2009.

Sales

During the first quarter of 2010, we chose to re-enter the stable value market. Total sales were $407.5 million for the six months ended June 30, 2010.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$76,984	$84,240	(8.6)%	$156,499	$171,175	(8.6)%
Reinsurance ceded	(34,654)	(37,698)	(8.1)	(70,560)	(79,183)	(10.9)
Net premiums and policy fees	42,330	46,542	(9.0)	85,939	91,992	(6.6)
Net investment income	7,316	8,407	(13.0)	14,813	17,339	(14.6)
Other income	18,123	13,199	37.3	33,448	25,672	30.3
Total operating revenues	67,769	68,148	(0.6)	134,200	135,003	(0.6)
BENEFITS AND EXPENSES
Benefits and settlement expenses	26,836	29,363	(8.6)	45,592	63,473	(28.2)
Amortization of deferred policy acquisition costs	12,807	14,104	(9.2)	25,582	27,787	(7.9)
Other operating expenses	21,627	20,025	8.0	43,534	32,807	32.7
Total benefits and expenses	61,270	63,492	(3.5)	114,708	124,067	(7.5)
INCOME BEFORE INCOME TAX	6,499	4,656	39.6	19,492	10,936	78.2
Less: noncontrolling interests	(117)	—	n/m	(191)	—	n/m
OPERATING INCOME	$6,616	$4,656	42.1	$19,683	$10,936	80.0

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Sales
Credit insurance	$9,693	$8,721	11.1%	$17,385	$17,204	1.1%
Service contracts	65,353	56,368	15.9	117,892	104,434	12.9
Other products	13,363	11,091	20.5	24,822	22,882	8.5
	$88,409	$76,180	16.1	$160,099	$144,520	10.8
Loss Ratios (1)
Credit insurance	29.2%	32.7%		36.7%	32.4%
Service contracts	87.4	80.1		82.9	77.4
Other products	24.6	43.9		(6.1)	69.6

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended June 30, 2010 as compared to The Three Months Ended June 30, 2009

Segment operating income

Operating income was $6.6 million, representing an increase of $2.0 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The second quarter 2010 income was comprised solely of $6.6 million of income from core operations. Credit insurance earnings decreased $0.4 million as compared to the prior year, primarily due to lower investment income. Service contract earnings increased $1.1 million, or 30.3%, as compared to the prior year, primarily due to higher volume partially offset by higher loss ratios and higher expenses in certain product lines. Earnings from other products increased $1.2 million for the three months ended June 30, 2010 as compared to the prior year due to favorable loss experience in the GAP product line.

Net premiums and policy fees

Net premiums and policy fees decreased $4.2 million, or 9.0%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Credit insurance premiums decreased $0.8 million, or 13.0%, due to the impact of decreasing sales over the past several years and the related impact on earned premiums. Service contract premiums decreased $0.8 million, or 2.9%. Within the other product lines, net premiums decreased $2.6 million, or 19.1%, as compared to the prior year due to a decrease in the GAP product line as a result of decreasing sales over the past several years and the related impact on earned premiums.

Other income

Other income increased $4.9 million, or 37.3%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to the impact of taking over the administration of a block of service contract business in the fourth quarter of 2009 and an increase in sales in 2010.

Benefits and settlement expenses

Benefits and settlement expenses decreased $2.5 million, or 8.6%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Credit insurance claims for the three months ended June 30, 2010, as compared to the prior year, decreased $0.5 million, or 22.3%, due to improved loss ratios. Service contract claims increased $1.2 million, or 5.9%, due to higher loss ratios in some product lines. Other products claims decreased $3.3 million, or 54.7%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Improved loss ratios in the GAP product line contributed to the decrease.

Amortization of DAC and Other operating expenses

Amortization of DAC was $1.3 million, or 9.2%, lower for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to lower earned premiums in the GAP product line. Other operating expenses increased $1.6 million, or 8.0%, for the three months ended June 30, 2010, primarily due to higher retrospective commissions resulting from lower loss ratios in the GAP product line.

Sales

Total segment sales increased $12.2 million, or 16.1%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Credit insurance sales increased $1.0 million, or 11.1%. Service contract sales increased $9.0 million, or 15.9%, as compared to the prior year. Sales from other products increased $2.3 million, or 20.5%. Increases in all the lines are primarily attributable to the improvement in auto sales over the prior year.

For The Six Months Ended June 30, 2010 as compared to The Six Months Ended June 30, 2009

Segment operating income

Operating income was $19.7 million, representing an increase of $8.7 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. Income for the six months ended June 30, 2010, was comprised of $12.1 million of income from core operations and $7.6 million of income from runoff lines. Credit insurance earnings decreased $1.9 million as compared to the prior year, primarily due to unfavorable loss experience and lower investment income. Service contract earnings increased $0.6 million, or 7.3%, as compared to the prior year. Earnings from other products, including runoff lines, increased $10.0 million for the six months ended June 30, 2010 as compared to the prior year. The increase resulted primarily from a $7.8 million excess reserve release in the first quarter of 2010 related to the final settlement in the runoff Lender’s Indemnity line of business. Favorable loss experience in the GAP product line also contributed to the increase.

Net premiums and policy fees

Net premiums and policy fees decreased $6.1 million, or 6.6%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. Credit insurance premiums decreased $1.6 million, or 12.9%, due to the impact of decreasing sales over the past several years and the related impact on earned premiums. Service contract premiums decreased $1.0 million, or 1.9%. Within the other product lines, net premiums decreased $3.4 million, or 12.9%, as compared to the prior year mainly due to a decrease in the GAP product line as a result of decreasing sales over the past several years and the related impact on earned premiums and the discontinuation of the inventory protection product (“IPP”) product line.

Other income

Other income increased $7.8 million, or 30.3%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to the impact of taking over the administration of a block of service contract business in the fourth quarter of 2009 and an increase in sales in 2010.

Benefits and settlement expenses

Benefits and settlement expenses decreased $17.9 million, or 28.2%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. Service contract claims increased $2.1 million, or 5.0%, due to higher loss ratios in some product lines. Other products claims decreased $19.9 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The decrease included a $7.8 million decrease in reserves related to the final settlement in the runoff Lender’s Indemnity line of business. In addition, the first quarter of 2009 included a $6.3 million increase in the runoff Lender’s indemnity product line’s loss reserve related to the commutation of a reinsurance agreement which was offset by a reduction in other expenses. Improved loss ratios in the GAP product line also contributed to the decrease.

Amortization of DAC and Other operating expenses

Amortization of DAC was $2.2 million, or 7.9%, lower for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to lower earned premiums in the GAP product line. Other operating expenses increased $10.7 million, or 32.7%, for the six months ended June 30, 2010, due to a $6.3 million bad debt recovery in the runoff Lender’s Indemnity product line due to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by an increase in benefits and settlement expenses. Higher commission expense resulting from an increase in sales and higher retrospective commissions resulting from lower loss ratios in certain service product lines also contributed to the increase.

Sales

Total segment sales increased $15.6 million, or 10.8%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. Credit insurance sales increased $0.2 million, or 1.1%. Service contract sales increased $13.4 million, or 12.9%, as compared to the prior year. Sales in other products increased $2.0 million, or 8.5% primarily in the GAP product line. Increases in all the lines are primarily attributable to the improvement in auto sales over the prior year.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(34,654)	$(37,698)	$(70,560)	$(79,183)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(19,207)	(21,689)	(38,482)	(43,067)
Amortization of deferred policy acquisition costs	(2,734)	(4,887)	(6,318)	(10,381)
Other operating expenses	(763)	(680)	(1,697)	(9,164)
Total benefits and expenses	(22,704)	(27,256)	(46,497)	(62,612)

NET IMPACT OF REINSURANCE(1)	$(11,950)	$(10,442)	$(24,063)	$(16,571)

(1)  Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance.

For The Three Months Ended June 30, 2010 as compared to The Three Months Ended June 30, 2009

Reinsurance premiums ceded decreased $3.0 million, or 8.1%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The decrease was primarily due to a decline in ceded dealer credit insurance premiums and GAP premiums due to lower auto sales in prior years. Ceded unearned premium reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit, or on a funds withheld basis.

Benefits and settlement expenses ceded decreased $2.5 million, or 11.4%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The decrease was primarily due to lower losses in the service contract and GAP lines.

Amortization of DAC ceded decreased $2.2 million, or 44.1%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily as the result of the decreases in the ceded dealer credit and GAP product lines. Other operating expenses ceded increased $0.1 million, 12.2%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Increases in the dealer credit line were mostly offset by decreases in the service contract line.

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

For The Six Months Ended June 30, 2010 as compared to The Six Months Ended June 30, 2009

Reinsurance premiums ceded decreased $8.6 million, or 10.9%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The decrease was primarily due to a decline in ceded dealer credit insurance premiums and GAP premiums due to lower auto sales in prior years. Ceded unearned premium reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit, or on a funds withheld basis.

Benefits and settlement expenses ceded decreased $4.6 million, or 10.6%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The decrease was primarily due to lower losses in the service contract and GAP lines.

Amortization of DAC ceded decreased $4.1 million, or 39.1%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily as the result of the decreases in the ceded dealer credit and GAP product lines. Other operating expenses ceded decreased $7.5 million, or 81.5%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The fluctuation was primarily attributable to $6.3 million bad debt recovery in the runoff Lender’s Indemnity product line as a result of the commutation of a reinsurance agreement in the first quarter of 2009 and the overall decline in auto sales in prior years.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$6,168	$6,664	(7.4)%	$12,539	$13,562	(7.5)%
Reinsurance ceded	(2)	(1)	100.0	(2)	(2)	0.0
Net premiums and policy fees	6,166	6,663	(7.5)	12,537	13,560	(7.5)
Net investment income	39,230	46,251	(15.2)	74,568	75,778	(1.6)
Realized gains (losses) - derivatives	42	1,163		84	3,401
Other income	9,631	72	n/m	9,689	123	n/m
Total operating revenues	55,069	54,149	1.7	96,878	92,862	4.3
Realized gains (losses) - investments	(1,967)	(31,322)		(11,734)	(105,235)
Realized gains (losses) - derivatives	(7,224)	33,669		(10,184)	46,385
Total revenues	45,878	56,496	(18.8)	74,960	34,012	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	6,443	5,946	8.4	12,980	13,661	(5.0)
Amortization of deferred policy acquisition costs	452	469	(3.6)	900	953	(5.6)
Other operating expenses	47,807	38,086	25.5	98,762	77,847	26.9
Total benefits and expenses	54,702	44,501	22.9	112,642	92,461	21.8
INCOME (LOSS) BEFORE INCOME TAX	(8,824)	11,995	n/m	(37,682)	(58,449)	(35.5)
Less: realized gains (losses) - investments	(1,967)	(31,322)		(11,734)	(105,235)
Less: realized gains (losses) - derivatives	(7,224)	33,669		(10,184)	46,385
Less: noncontrolling interests	(10)	—	n/m	(9)	—	n/m
OPERATING INCOME (LOSS)	$377	$9,648	(96.1)	$(15,755)	$401	n/m

For The Three Months Ended June 30, 2010 as compared to The Three Months Ended June 30, 2009

Segment operating income (loss)

Corporate and Other segment operating income was $0.4 million for the three months ended June 30, 2010, as compared to income of $9.6 million for the three months ended June 30, 2009. This variance was primarily due to negative mark-to-market adjustments during the second quarter of 2010 on a portfolio of securities designated for trading. The trading portfolio accounted for a negative variance of $27.8 million. Partially offsetting this was a $9.5 million pre-tax gain on the repurchase of non-recourse funding obligations and growth in other investment income.

Operating revenues

Net investment income for the segment decreased $7.0 million, or 15.2%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The decrease in net investment income was primarily the result of a negative variance related to the trading portfolio of $27.8 million compared to the prior year quarter. Offsetting this was growth in other investment income. Other income increased $9.6 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, as a result of a $9.5 million pre-tax gain on the repurchase of non-recourse funding obligations.

Benefits and expenses

Benefits and expenses increased $10.2 million, or 22.9%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to an increase in interest expense of $8.3 million, as well as an increase in policy benefits on non-core lines of business.

For The Six Months Ended June 30, 2010 as compared to The Six Months Ended June 30, 2009

Segment operating income (loss)

Corporate and Other segment operating loss was $15.8 million for the six months ended June 30, 2010, as compared to income of $0.4 million for the six months ended June 30, 2009. This variance was primarily due to a negative variance related to mark-to-market adjustments on a portfolio of securities designated for trading. The trading portfolio accounted for a negative variance of $27.1 million compared to the prior year. Partially offsetting this was a $9.5 million pre-tax gain on the repurchase of non-recourse funding obligations and growth in other investment income.

Operating revenues

Net investment income for the segment decreased $1.2 million, or 1.6%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, and net premiums and policy fees decreased $1.0 million, or 7.5%. The decrease in net investment income was primarily the result of a negative variance related to the trading portfolio of $27.1 million, offset by growth in other investment income.

Benefits and expenses

Benefits and expenses increased $20.2 million, or 21.8%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to an increase in interest expense of $20.1 million.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners’ equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of June 30, 2010, our investment portfolio was approximately $30.9 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table includes the reported values of our invested assets:

	As of
	June 30, 2010		December 31, 2009
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2010 - $18,968,333; 2009 - $18,376,802)	$19,404,693	62.9%	$18,100,141	62.3%
Privately issued bonds (amortized cost: 2010 - $4,212,873; 2009 - $4,851,515)	4,282,835	13.9	4,730,286	16.3
Fixed maturities	23,687,528	76.8	22,830,427	78.6
Equity securities (cost: 2010 - $324,815; 2009 - $280,615)	308,951	1.0	275,497	0.9
Mortgage loans	4,905,276	15.9	3,877,087	13.3
Investment real estate	22,431	0.0	25,188	0.1
Policy loans	775,105	2.5	794,276	2.7
Other long-term investments	182,075	0.6	204,754	0.7
Short-term investments	972,804	3.2	1,049,609	3.7
Total investments	$30,854,170	100.0%	$29,056,838	100.0%

Included in the preceding table are $3.1 billion and $2.9 billion of fixed maturities and $130.5 million and $250.8 million of short-term investments classified as trading securities as of June 30, 2010 and December 31, 2009, respectively. The trading portfolio includes invested assets of $2.9 billion and $2.7 billion as of June 30, 2010 and December 31, 2009, respectively, held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

As of June 30, 2010, our fixed maturity investment holdings were approximately $23.7 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	June 30, 2010	December 31, 2009
AAA	14.7%	19.9%
AA	4.6	4.9
A	21.6	18.7
BBB	45.1	42.9
Below investment grade	14.0	13.6
	100.0%	100.0%

The increase in BBB securities reflected in the table above is primarily a result of negative ratings migration on securities owned by the Company and security purchases. During the six months ended June 30, 2010 and the year ended December 31, 2009, we did not actively purchase securities below the BBB level.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of June 30, 2010, based upon amortized cost, $74.2 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $23.0 billion fixed maturity securities held by us (0.3% of total fixed maturity securities).

Declines in fair value for our available-for-sale portfolio, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income. The increase in BBB and below investment grade assets, as shown in the preceding table, is primarily a result of ratings downgrades related to our corporate credit and residential mortgage-backed securities holdings (“RMBS”).

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	June 30, 2010	December 31, 2009
	(Dollars In Millions)
Residential mortgage-backed securities	$3,511.4	$3,917.5
Commercial mortgage-backed securities	297.0	1,124.3
Other asset-backed securities	951.6	1,120.8
U.S. government-related securities	1,824.2	811.3
Other government-related securities	368.8	608.5
States, municipals and political subdivisions	783.8	400.2
Corporate bonds	15,950.7	14,847.8
Total fixed income portfolio	$23,687.5	$22,830.4

Within our fixed maturity securities, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $20.6 billion or 87.1% of our fixed maturities as “available-for-sale” as of June 30, 2010. These securities are carried at fair value on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.1 billion, or 12.9%, of our fixed maturities as of June 30, 2010. Of this balance, fixed maturities with a market value of $2.9 billion and short-term investments with a market value of $130.5 million were added as part of the Chase Insurance Group acquisition. Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	June 30, 2010	December 31, 2009
	(Dollars In Thousands)
AAA	$725,325	$834,733
AA	133,712	73,210
A	759,756	544,135
BBB	978,207	950,252
Below investment grade	275,842	281,487
Total Modco trading fixed maturities	$2,872,842	$2,683,817

A portion of our bond portfolio is invested in RMBS, commercial mortgage-backed securities (“CMBS), and other asset-backed securities. These holdings as of June 30, 2010, were approximately $4.8 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

Residential mortgage-backed securities - The tables below include a breakdown of our RMBS portfolio by type and rating as of June 30, 2010. As of June 30, 2010, these holdings were approximately $3.5 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	64.1%
PAC	16.3
Pass Through	3.5
Other	16.1
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	33.8%
AA	5.4
A	0.7
BBB	7.6
Below investment grade	52.5
100.0%

As of June 30, 2010, we held $413.4 million, or 1.3% of invested assets, of securities supported by collateral classified as Alt-A. As of December 31, 2009, we held securities with a market value of $466.6 million of securities supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A grouped by rating category as of June 30, 2010:

Percentage of
Alt-A
Rating	Securities
AAA	1.5%
A	1.0
BBB	0.1
Below investment grade	97.4
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of June 30, 2010:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$6.0	$—	$—	$—	$—	$6.0
A	4.3	—	—	—	—	4.3
BBB	0.5	—	—	—	—	0.5
Below investment grade	232.3	170.3	—	—	—	402.6
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$243.1	$170.3	$—	$—	$—	$413.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$(0.2)	$—	$—	$—	$—	$(0.2)
A	0.7	—	—	—	—	0.7
BBB	0.1	—	—	—	—	0.1
Below investment grade	(47.6)	(24.6)	—	—	—	(72.2)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(47.0)	$(24.6)	$—	$—	$—	$(71.6)

The following table includes the percentage of our collateral classified as sub-prime grouped by rating category as of June 30, 2010:

Percentage of
Sub-prime
Rating	Securities
AAA	0.5%
AA	0.2
A	5.8
BBB	6.3
Below investment grade	87.2
100.0%

As of June 30, 2010, we had RMBS with a total fair value of $37.3 million, or 0.1%, of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2009, we held securities with a fair value of $35.2 million that were supported by collateral classified as sub-prime.

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of June 30, 2010:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$0.2	$—	$—	$—	$—	$0.2
AA	0.1	—	—	—	—	0.1
A	2.2	—	—	—	—	2.2
BBB	2.3	—	—	—	—	2.3
Below investment grade	17.9	14.6	—	—	—	32.5
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$22.7	$14.6	$—	$—	$—	$37.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$—	$—	$—	$—	$—	$—
AA	—	—	—	—	—	—
A	(0.3)	—	—	—	—	(0.3)
BBB	(0.6)	—	—	—	—	(0.6)
Below investment grade	(6.9)	(20.2)	—	—	—	(27.1)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(7.8)	$(20.2)	$—	$—	$—	$(28.0)

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of June 30, 2010:

Percentage of
Prime
Rating	Securities
AAA	38.5%
AA	6.2
A	0.6
BBB	8.7
Below investment grade	46.0
100.0%

As of June 30, 2010, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $3.1 billion, or 9.9%, of total invested assets. As of December 31, 2009, we held securities with a fair value of $3.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of June 30, 2010:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$1,170.8	$8.2	$—	$—	$—	$1,179.0
AA	190.3	—	—	—	—	190.3
A	11.2	6.2	—	—	—	17.4
BBB	265.1	—	—	—	—	265.1
Below investment grade	1,146.6	262.2	—	—	—	1,408.8
Total mortgage-backed securities collateralized by prime mortgage loans	$2,784.0	$276.6	$—	$—	$—	$3,060.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$58.1	$0.5	$—	$—	$—	$58.6
AA	(3.4)	—	—	—	—	(3.4)
A	0.4	0.2	—	—	—	0.6
BBB	(16.8)	—	—	—	—	(16.8)
Below investment grade	(132.3)	(40.7)	—	—	—	(173.0)
Total mortgage-backed securities collateralized by prime mortgage loans	$(94.0)	$(40.0)	$—	$—	$—	$(134.0)

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of June 30, 2010, the CMBS holdings were approximately $297.0 million.

The following table includes the percentages of our CMBS holdings grouped by rating category as of June 30, 2010:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	97.8%
BBB	2.2
Below investment grade	0.0
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of June 30, 2010:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$203.2	$—	$47.3	$—	$39.9	$290.4
BBB	6.6	—	—	—	—	6.6
Total commercial mortgage-backed securities	$209.8	$—	$47.3	$—	$39.9	$297.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$9.0	$—	$3.1	$—	$—	$12.1
BBB	(0.4)	—	—	—	—	(0.4)
Total commercial mortgage-backed securities	$8.6	$—	$3.1	$—	$—	$11.7

Other asset-backed securities —Other asset-backed securities pay down based on cash flows received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of June 30, 2010, these holdings were approximately $951.6 million. The following table includes the percentages of our other asset-backed securities holdings grouped by rating category as of June 30, 2010:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	93.8%
AA	3.3
A	0.7
BBB	1.1
Below investment grade	1.1
100.0%

The following tables include categorize the estimated fair value and unrealized gain/(loss) of our other asset-backed securities as of June 30, 2010:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$651.4	$180.5	$35.8	$—	$24.9	$892.6
AA	31.3	—	—	—	—	31.3
A	6.5	—	—	—	—	6.5
BBB	6.3	3.9	—	—	—	10.2
Below investment grade	0.6	10.4	—	—	—	11.0
Total asset-backed securities	$696.1	$194.8	$35.8	$—	$24.9	$951.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$(38.8)	$(21.5)	$0.3	$—	$(0.1)	$(60.1)
AA	2.7	—	—	—	—	2.7
A	0.3	—	—	—	—	0.3
BBB	(1.2)	—	—	—	—	(1.2)
Below investment grade	(0.2)	(11.9)	—	—	—	(12.1)
Total asset-backed securities	$(37.2)	$(33.4)	$0.3	$—	$(0.1)	$(70.4)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and/or Fitch Ratings (“Fitch”). If a bond is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of June 30, 2010 over 99.0% of our bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	June 30, 2010	Value	December 31, 2009	Value
	(Dollars In Thousands)
Banking	$2,025,267	8.5%	$1,955,544	8.5%
Other finance	84,045	0.4	82,694	0.4
Electric	3,033,867	12.8	2,650,003	11.6
Natural gas	2,001,527	8.4	1,789,164	7.8
Insurance	1,592,863	6.7	1,529,248	6.7
Energy	1,326,041	5.6	1,369,370	6.0
Communications	1,173,633	5.0	1,079,497	4.7
Basic industrial	934,516	3.9	936,575	4.1
Consumer noncyclical	1,044,318	4.4	958,688	4.2
Consumer cyclical	446,605	1.9	491,594	2.1
Finance companies	236,381	1.0	231,312	1.0
Capital goods	646,916	2.7	532,778	2.3
Transportation	472,915	2.0	426,860	1.9
Other industrial	127,067	0.5	91,237	0.4
Brokerage	446,830	1.9	375,650	1.6
Technology	285,041	1.2	289,029	1.3
Real estate	46,371	0.2	53,517	0.2
Other utility	26,453	0.1	5,049	0.0
Commercial mortgage-backed securities	297,024	1.3	1,124,325	4.9
Other asset-backed securities	951,604	4.0	1,120,761	4.8
Residential mortgage-backed non-agency securities	2,650,257	11.2	3,000,142	13.1
Residential mortgage-backed agency securities	861,096	3.6	917,312	4.0
U.S. government-related securities	1,824,176	7.7	811,323	3.5
Other government-related securities	368,856	1.6	608,530	2.7
States, municipals, and political divisions	783,859	3.4	400,225	2.2
Total	$23,687,528	100.0%	$22,830,427	100.0%

Our investments in debt and equity securities are reported at fair value, and investments in mortgage loans are reported at amortized cost. As of June 30, 2010, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $23.7 billion, which was 3.0% above amortized cost of $23.0 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2010, our mortgage loan holdings were approximately $4.9 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of June 30, 2010 and 2009, our allowance for mortgage loan credit losses was $6.6 million and $2.1 million, respectively. While our mortgage loans do not have quoted market values, as of June 30, 2010, we estimated the fair value of our mortgage loans to be $5.5 billion (using discounted cash flows from the next call date), which was 11.5% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service. We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2010, approximately $877.6 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of June 30, 2010, delinquent mortgage loans, foreclosed properties, and restructured loans pursuant to a pooling and servicing agreement were less than 0.3% of invested assets. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement. The loans subject to a pooling and servicing agreement have been included on our consolidated condensed balance sheet (“balance sheet”) beginning in the first quarter of 2010 in accordance with ASU 2009-17. For loans not subject to a pooling and servicing agreement, as of June 30, 2010, $29.9 million of the mortgage loan portfolio was nonperforming. In addition, as of June 30, 2010, $35.7 million of the mortgage loan portfolio that is subject to a pooling and servicing agreement was being restructured under the terms and conditions of the pooling and service agreement.

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

Securities Lending

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of June 30, 2010, securities with a market value of $94.7 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral. As of June 30, 2010, the fair value of the collateral related to this program was $93.8 million and we have an obligation to return $97.1 million of collateral to the securities borrowers.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2010:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$2,740,581	13.3%
AA	960,389	4.7
A	4,351,938	21.1
BBB	9,628,109	46.7
Investment grade	17,681,017	85.8
BB	1,173,785	5.7
B	725,471	3.5
CCC or lower	1,052,984	5.0
Below investment grade	2,952,240	14.2
Total	$20,633,257	100.0%

Not included in the table above are $2.7 billion of investment grade and $355.9 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of June 30, 2010:

Creditor	Market Value
(Dollars In Millions)
Federal Home Loan Mortgage Corporation	$177.1
Wells Fargo & Company	162.9
Bershire Hathaway Inc.	155.8
Verizon Communications Inc.	147.9
Bank of America Corp.	143.4
AT&T Corporation	139.4
PNC Financial Services Group	124.9
Nextera Energy Inc.	119.1
Enterprise Products Partners	118.9
JP Morgan Chase & Co.	118.3

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

For certain securitized financial assets with contractual cash flows, including RMBS, CMBS, and other asset-backed securities (collectively referred to as asset-backed securities “ABS”), GAAP requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

In April of 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires increased and more frequent disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. We elected to early adopt the guidance in the first quarter of 2009. For the three and six months ended June 30, 2010, we recorded total other-than-temporary impairments of approximately $36.7 million and $58.5 million, respectively, with $19.9 million and $29.8 million, respectively, of this amount recorded in other comprehensive income (loss).

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the six months ended June 30, 2010, we concluded that approximately $28.6 million of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $29.8 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded for the three and six months ended June 30, 2010.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$35,130	$4,970	$30,160	$43,362	$10,549	$32,813
Fixed maturity losses - sales	(29,480)	(905)	(28,575)	(30,986)	(931)	(30,055)
Equity gains - sales	13	9,503	(9,490)	13	9,503	(9,490)
Impairments on fixed maturity securities	(16,798)	(40,848)	24,050	(28,667)	(111,234)	82,567
Impairments on equity securities	—	(123)	123	—	(19,563)	19,563
Modco trading portfolio	63,967	154,785	(90,818)	108,060	108,907	(847)
Other	(1,926)	(554)	(1,372)	(4,846)	(2,072)	(2,774)
Total realized gains (losses) - investments	$50,906	$126,828	$(75,922)	$86,936	$(4,841)	$91,777

Derivatives related to interest rate futures	$—	$4,593	$(4,593)	$—	$6,889	$(6,889)
Embedded derivatives related to reinsurance	(63,063)	(146,420)	83,357	(94,157)	(85,788)	(8,369)
Derivatives related to corporate debt	—	—	—	—	(125)	125
Other interest rate swaps	(6,382)	22,169	(28,551)	(8,774)	36,359	(45,133)
Credit default swaps	(1,142)	6,887	(8,029)	(637)	2,551	(3,188)
GMWB embedded derivatives	(49,326)	12,542	(61,868)	(40,202)	32,343	(72,545)
Other derivatives	25	2,238	(2,213)	810	2,213	(1,403)
Total realized gains (losses) - derivatives	$(119,888)	$(97,991)	$(21,897)	$(142,960)	$(5,558)	$(137,402)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments, Modco trading portfolio activity, and related embedded derivatives related to corporate debt, during the three and six months ended June 30, 2010, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. For the three and six months ended June 30, 2010, we recognized pre-tax other-than-temporary impairments of $16.8 million and $28.7 million, respectively, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $19.9 million and $29.8 million, respectively, of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded. Other-than-temporary impairments totaled $41.0 million and $130.8 million for the three and six months ended June 30, 2009, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(Dollars In Millions)
Alt-A MBS	$12.1	$21.4
Other MBS	2.9	4.0
Corporate bonds	1.2	2.6
Sub-prime bonds	0.6	0.7
Total	$16.8	$28.7

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold securities until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2010, we sold securities in an unrealized loss position with a fair value of $234.2 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$158,109	67.5%	$(14,306)	46.2%
>90 days but <= 180 days	22,350	9.5	(2,273)	7.3
>180 days but <= 270 days	3,050	1.3	(38)	0.1
>270 days but <= 1 year	233	0.1	(10)	0.0
>1 year	50,472	21.6	(14,359)	46.4
Total	$234,214	100.0%	$(30,986)	100.0%

For the three and six months ended June 30, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $131.5 million and $234.2 million, respectively. The loss realized on the sale of these securities was $29.5 million and $31.0 million, respectively. The $31.0 million loss recognized on available-for-sale securities for the six months ended June 30, 2010, includes $12.2 million of loss on the sale of certain oil industry holdings. The Company made the decision to exit these holdings pursuant to new circumstances surrounding the oil spill in the Gulf of Mexico. In addition, a $3.8 million loss was recognized on the sale of securities in which the issuer was a European financial institution. Also included in the $31.0 million loss is a $10.4 million loss due to the exchange of certain holdings as the issuer exited bankruptcy proceedings.

For the six months ended June 30, 2010, we sold securities in an unrealized gain position with a fair value of $1.8 billion. The gain realized on the sale of these securities was $43.4 million.

The $4.8 million of other realized losses recognized for the six months ended June 30, 2010, consists of the change in the mortgage loan loss reserves of $3.7 million, real estate losses of $0.8 million, and other losses of $0.3 million.

For the three and six months ended June 30, 2010, net gains of $64.0 million and $108.1 million, respectively, primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $4.9 million and $18.2 million, respectively, of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains/(losses) on derivative contracts closed during the period.

We use interest rate futures to mitigate interest rate risk. There were no outstanding positions for the six months ended June 30, 2010.

We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $63.1 million and $94.2 million of pre-tax losses on these embedded derivatives for the three and six months ended June 30, 2010, respectively, was the result of spread tightening. For the three and six months ended June 30, 2010, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that substantially offset the losses on these embedded derivatives.

We use certain interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities. As of June 30, 2010, we did not hold any positions in these swaps.

We use certain interest rate swaps to mitigate the price volatility of assets. These positions resulted in net pre-tax losses of $6.4 million and $8.8 million for the three and six months ended June 30, 2010, respectively. The net losses were primarily the result of $5.3 million and $6.9 million in mark-to-market losses during the period.

We reported net pre-tax losses of $1.1 million and $0.6 million related to credit default swaps for the three and six months ended June 30, 2010, respectively. The net pre-tax losses for the three and six months ended June 30, 2010, were primarily the result of $1.2 million and $0.8 million, respectively, of mark-to-market gains during the period.

The GMWB rider embedded derivatives on certain variable deferred annuities had net unrealized losses of $49.3 million and $40.2 million for the three and six months ended June 30, 2010.

We also use various swaps and options to mitigate risk related to other exposures. These contracts generated net gains which were immaterial for the three months ended June 30, 2010, and net pre-tax gains of $0.8 million for the six months ended June 30, 2010.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2010, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. As of June 30, 2010, we had an overall net unrealized gain of $490.5 million, prior to tax and DAC offsets, as compared to a $403.0 million loss as of December 31, 2009.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of June 30, 2010, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$1,393,462	24.3%	$1,460,371	22.9%	$(66,909)	10.6%
>90 days but <= 180 days	411,403	7.2	445,252	7.0	(33,849)	5.3
>180 days but <= 270 days	67,686	1.2	68,732	1.1	(1,046)	0.2
>270 days but <= 1 year	56,303	1.0	61,703	1.0	(5,400)	0.9
>1 year but <= 2 years	329,471	5.7	370,060	5.8	(40,589)	6.4
>2 years but <= 3 years	2,405,601	41.9	2,734,324	42.9	(328,723)	51.9
>3 years but <= 4 years	635,619	11.1	738,436	11.6	(102,817)	16.2
>4 years but <= 5 years	383,922	6.7	431,353	6.8	(47,431)	7.5
>5 years	53,191	0.9	59,622	0.9	(6,431)	1.0
Total	$5,736,658	100.0%	$6,369,853	100.0%	$(633,195)	100.0%

The majority of the unrealized loss as of June 30, 2010, for both investment grade and below investment grade securities, is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and their associated positive effect on security prices. Spread levels have improved since December 31, 2009. However, certain types of securities, including tranches of RMBS and ABS continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets. For further discussion concerning our other-than-temporary impairment review process, see the “Risk Management and Impairment Review” section on page 78.

As of June 30, 2010, the Barclays Investment Grade Index was priced at 184 bps versus a 10 year average of 172 bps. Similarly, the Barclays High Yield Index was priced at 743 bps versus a 10 year average of 668 bps. As of June 30, 2010, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.775%, 2.933%, and 3.889%, as compared to 10 year averages of 3.505%, 4.182%, and 4.756%, respectively.

As of June 30, 2010, 32.7% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management, and liquidity requirements.

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

As of June 30, 2010, there were estimated gross unrealized losses of $78.0 million and $26.3 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively. Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of June 30, 2010, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.

For the three and six months ended June 30, 2010, we recorded $16.8 million and $28.7 million, respectively, of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2010, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$948,517	16.5%	$1,046,222	16.4%	$(97,705)	15.4%
Other finance	3,874	0.1	3,958	0.1	(84)	0.0
Electric	185,343	3.2	206,054	3.2	(20,711)	3.3
Natural gas	263,274	4.6	282,012	4.4	(18,738)	3.0
Insurance	615,261	10.7	677,927	10.6	(62,666)	9.9
Energy	46,771	0.8	48,709	0.8	(1,938)	0.3
Communications	83,603	1.5	96,830	1.5	(13,227)	2.1
Basic industrial	122,018	2.1	132,018	2.1	(10,000)	1.6
Consumer noncyclical	36,226	0.6	37,315	0.6	(1,089)	0.2
Consumer cyclical	137,490	2.4	150,899	2.4	(13,409)	2.1
Finance companies	125,417	2.2	138,346	2.2	(12,929)	2.0
Capital goods	38,545	0.7	45,134	0.7	(6,589)	1.0
Transportation	61,686	1.1	62,829	1.0	(1,143)	0.2
Other industrial	19,681	0.3	20,449	0.3	(768)	0.1
Brokerage	50,285	0.9	57,824	0.9	(7,539)	1.2
Technology	51,908	0.9	57,552	0.9	(5,644)	0.9
Real estate	369	0.0	490	0.0	(121)	0.0
Other utility	21	0.0	44	0.0	(23)	0.0
Commercial mortgage-backed securities	6,604	0.1	7,007	0.1	(403)	0.1
Other asset-backed securities	690,066	12.0	765,699	12.0	(75,633)	11.9
Residential mortgage-backed non-agency securities	2,017,479	35.2	2,296,246	36.0	(278,767)	44.0
Residential mortgage-backed agency securities	69	0.0	70	0.0	(1)	0.0
U.S. government-related securities	46,539	0.8	48,861	0.8	(2,322)	0.4
Other government-related securities	89,390	1.6	89,510	1.4	(120)	0.0
States, municipals, and political divisions	96,222	1.7	97,848	1.6	(1,626)	0.3
Total	$5,736,658	100.0%	$6,369,853	100.0%	$(633,195)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	June 30, 2010	December 31, 2009

Banking	15.4%	14.0%
Other finance	0.0	0.0
Electric	3.3	3.9
Natural gas	3.0	2.0
Insurance	9.9	8.2
Energy	0.3	0.4
Communications	2.1	1.9
Basic industrial	1.6	1.6
Consumer noncyclical	0.2	0.8
Consumer cyclical	2.1	1.7
Finance companies	2.0	1.7
Capital goods	1.0	1.2
Transportation	0.2	0.8
Other industrial	0.1	0.4
Brokerage	1.2	1.6
Technology	0.9	0.4
Real estate	0.0	0.1
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.1	8.8
Other asset-backed securities	11.9	8.3
Residential mortgage-backed non-agency securities	44.0	40.7
Residential mortgage-backed agency securities	0.0	0.3
U.S. government-related securities	0.4	0.4
Other government-related securities	0.0	0.1
States, municipals, and political divisions	0.3	0.7
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of June 30, 2010, varies, with 25.8% maturing in less than 5 years, 13.5% maturing between 5 and 10 years, and 60.7% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2010:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$1,750,561	30.5%	$1,851,083	29.1%	$(100,522)	15.9%
BBB	1,389,119	24.2	1,495,460	23.5	(106,341)	16.8
Investment grade	3,139,680	54.7	3,346,543	52.6	(206,863)	32.7
BB	906,976	15.8	986,744	15.5	(79,768)	12.6
B	653,960	11.4	759,292	11.9	(105,332)	16.6
CCC or lower	1,036,042	18.1	1,277,274	20.0	(241,232)	38.1
Below investment grade	2,596,978	45.3	3,023,310	47.4	(426,332)	67.3
Total	$5,736,658	100.0%	$6,369,853	100.0%	$(633,195)	100.0%

As of June 30, 2010, we held 287 positions of below investment grade securities totaling $2.6 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $426.3 million, of which $385.4 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 8.4% of invested assets. As of June 30, 2010, securities in an unrealized loss position that were rated as below investment grade represented 45.3% of the total market value and 67.3% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were $526.0 million. A widening of credit spreads is estimated to account for unrealized losses of $902.3 million, with changes in treasury rates offsetting this loss by an estimated $376.3 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of June 30, 2010, were super senior or senior bonds in the capital structure. Our non-agency portfolio has a weighted-average life of 2.83 years.

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2010:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$464,748	17.9%	$499,207	16.5%	$(34,459)	8.1%
>90 days but <= 180 days	9,288	0.4	10,248	0.3	(960)	0.2
>180 days but <= 270 days	28,712	1.1	29,097	1.0	(385)	0.1
>270 days but <= 1 year	20,807	0.8	25,961	0.9	(5,154)	1.2
>1 year but <= 2 years	221,901	8.5	258,215	8.5	(36,314)	8.5
>2 years but <= 3 years	1,478,807	56.9	1,745,521	57.7	(266,714)	62.6
>3 years but <= 4 years	191,681	7.4	241,128	8.0	(49,447)	11.6
>4 years but <= 5 years	146,362	5.6	174,221	5.8	(27,859)	6.5
>5 years	34,672	1.4	39,712	1.3	(5,040)	1.2
Total	$2,596,978	100.0%	$3,023,310	100.0%	$(426,332)	100.0%

LIQUIDITY AND CAPITAL RESOURCES

We are currently carrying an elevated level of cash and short-term liquid assets. Our ability to find acceptable long-term investments has been negatively impacted by spread movements, lack of supply, and overall market yields.  We remain focused on investing such holdings at acceptable yield levels, while maintaining compliance with our established investment guidelines.

Carrying an elevated level of cash and short-term liquid assets, while significantly reducing our liquidity risk, negatively impacts our earnings results as the yield on such assets is much lower than the yields on longer-dated, higher risk assets.

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. As of June 30, 2010, we had no outstanding balance related to such borrowings. During the six months ended June

30, 2010, we had a maximum balance outstanding of $300.0 million related to these programs. The average daily balance was $92.8 million, during the six months ended June 30, 2010.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $115.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of June 30, 2010. As discussed in more detail in “Capital Resources” below, in the second quarter of 2010, we repaid $180.0 million of the outstanding balance of the credit facility that was previously used to purchase non-recourse funding obligations issued by an indirect, wholly owned special purpose financial captive insurance company. For additional information related to special purpose financial captives, see “Capital Resources”. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2010.

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

We are a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by the following factors: 1) total advance capacity is limited to the lower of 50% of total assets or 100% of mortgage-related assets of Protective Life Insurance Company, our largest insurance subsidiary, 2) ownership of appropriate capital and activity stock to support continued membership in the FHLB and current and future advances, and 3) the availability of adequate eligible mortgage or treasury/agency collateral to back current and future advances.

We held $60.7 million of common stock as of June 30, 2010, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2010, we had $901.0 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of June 30, 2010, we reported approximately $597.3 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. All of these ARS were rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held in non-Modco portfolios as of June 30, 2010, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, we believe the best available source for current valuation information is from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

We use an internal valuation model to determine the fair value of our student loan-backed auction rate securities held in non-Modco portfolios. The model uses the discount margin and projected average life of a comparable actively-traded FFELP student loan-backed floating-rate asset-backed security, along with a discount related to the current illiquidity of the auction rate securities. This comparable security is selected based on its underlying assets (i.e. FFELP-backed student loans) and vintage.

The auction rate securities held in non-Modco portfolios are classified as a Level 3 valuation. An unrealized loss of $60.1 million was recorded as of June 30, 2010, and an unrealized loss of $26.0 million was recorded as of June 30, 2009, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of June 30, 2010, our total cash, cash equivalents, and invested assets were $31.0 billion. The life insurance subsidiaries were committed as of June 30, 2010, to fund mortgage loans in the amount of $216.0 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our subsidiaries held approximately $1.1 billion in cash and short-term investments as of June 30, 2010, and we held an immaterial amount in cash and short-term investments available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Six Months Ended
	June 30,
	2010	2009
	(Dollars In Thousands)

Net cash provided by operating activities	$558,279	$604,410
Net cash (used in) provided by investing activities	(690,752)	3,684
Net cash provided by (used in) financing activities	83,672	(550,912)
Total	$(48,801)	$57,182

For The Six Months Ended June 30, 2010 as compared to The Six Months Ended June 30, 2009

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

Net cash (used in) provided by investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio. The change in net cash (used in) provided by investing activities was primarily due to an increase in net purchases of fixed maturity securities, partially offset by an increase of sales of fixed maturity securities. We have been challenged to find opportunities to invest our excess liquidity at desired yield levels. However, as opportunities arise to invest our more liquid holdings in long-term investments, purchase activity can be expected to increase.

Net cash provided by (used in) financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders, and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The variance for six months ended June 30, 2010 as compared to the six months ended June 30, 2009, was primarily the result of investment product and universal life net withdrawal activity, which was approximately $1.0 billion higher than activity in the six months ended June 30, 2010.  Offsetting this was the issuance of common stock that occurred during in the six months ended June 30, 2009.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

As of June 30, 2010, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners’ equity. We also have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur. Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital. Pursuant to an amendment, this calculation excludes the $800.0 million of senior notes we issued in 2009. As of June 30, 2010, there was a $115.0 million outstanding balance under the Credit Facility at an interest rate of LIBOR plus 0.40%. During the second quarter of 2010, Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive and wholly owned subsidiary of PLICO, redeemed $180 million of its Series B Surplus Notes from us. We used the proceeds of this redemption to repay $180 million of the outstanding balance of our Credit Facility. We hold the entire $800.0 million outstanding balance of Golden Gate Surplus Notes.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of June 30, 2010. Of this amount, $556.6 million was held by external parties and $18.4 million was held by an affiliate. These non-recourse funding obligations mature in 2052. We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations.

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

During the quarter, PLICO formed a new wholly owned subsidiary, Golden Gate III, which entered into a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, UBS issued a Letter of Credit (“LOC”) in the initial amount of $505 million to a trust for the benefit of our indirect wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be eight years, subject to certain conditions including capital contributions made to Golden Gate III by PLICO or one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III from WCL under an indemnity reinsurance agreement effective April 1, 2010. These policies were originally ceded by WCL to Golden Gate and were recaptured by WCL and ceded to Golden Gate III concurrent with this transaction. The estimated average annual expense of the LOC under GAAP is approximately $11 million, after tax.

Pursuant to the terms of the Reimbursement Agreement, in the event amounts are drawn under the LOC by the trustee on behalf of WCL, Golden Gate III will be obligated, subject to certain conditions, to reimburse UBS for the amount of any draw and any interest thereon. The Reimbursement Agreement is non-recourse to us, PLICO and WCL. Pursuant to the terms of a letter agreement, we have agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement. Pursuant to the Reimbursement Agreement, Golden Gate III has collateralized its obligations to UBS by granting UBS a security interest in its assets.

On May 10, 2010, our Board of Directors extended our previously authorized $100 million share repurchase program. The current authorization extends through May 9, 2013. We have not repurchased any of our common stock under the existing and/or recently approved share repurchase program during the six months ended June 30, 2010. Future activity will be dependent upon many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and six months ended June 30, 2010, we ceded premiums to third party reinsurers amounting to $379.7 million and $685.6 million, respectively. In addition, we had receivables from reinsurers amounting to $5.6 billion as of June 30, 2010. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

During 2008, Scottish Re US (“SRUS”) received a statutory accounting permitted practice from the Delaware Department of Insurance (“the Department”) that, in light of decreases in the fair value of the securities in SRUS’s qualifying reserve credit trust accounts on business ceded to certain securitization companies, relieved SRUS of the need to receive additional capital contributions. On January 5, 2009, the Department issued an order of supervision (the “Order of Supervision”) against SRUS, in accordance with Delaware law, which, among other things, requires the Department’s consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department. On April 3, 2009, the Department issued an Extended and Amended Order of Supervision against SRUS which, among other things, clarified that payments made by SRUS to its ceding insurers in satisfaction of claims or other obligations are not subject to the Department’s approval, but that any amendments to its reinsurance agreements must be disclosed to and approved by the Department. SRUS continues to promptly pay claims and satisfy its other obligations to our insurance subsidiaries. We cannot predict what these or other changes in the status of SRUS’s financial condition may have on our ability to take reserve credit for the business ceded to SRUS. If we were unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on both our GAAP and statutory financial condition and results of operations. As of June 30, 2010, we had approximately $198.8 million of GAAP recoverables from SRUS, and $532.9 million of ceded statutory reserves related to SRUS.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy our securities. The following table summarizes the ratings of our significant member companies from the major independent rating organizations as of June 30, 2010:

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

As of June 30, 2010, we had policy liabilities and accruals of approximately $18.9 billion. Our interest-sensitive life insurance policies have a weighted-average minimum credited interest rate of approximately 3.70%.

Contractual Obligations

The table below sets forth future maturities of debt, non-recourse funding obligations, subordinated debt securities, stable value products, operating lease obligations, other property lease obligations, mortgage loan commitments, and policyholder obligations.

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

As of June 30, 2010, we carried a $21.5 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Long-term debt(1)	$2,741,164	$91,992	$556,409	$304,650	$1,788,113
Non-recourse funding obligations(2)	909,640	7,905	15,810	15,810	870,115
Subordinated debt securities(3)	1,846,729	37,147	74,294	74,294	1,660,994
Stable value products(4)	3,951,722	1,293,474	1,259,176	755,304	643,768
Operating leases(5)	31,459	7,050	11,120	8,808	4,481
Home office lease(6)	77,756	782	1,568	75,406	—
Mortgage loan commitments	216,007	216,007	—	—	—
Policyholder obligations(7)	24,484,818	2,341,628	3,428,345	3,096,533	15,618,312
Total(8)	$34,259,295	$3,995,985	$5,346,722	$4,330,805	$20,585,783

(1)	Long-term debt includes all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(2)	Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(3)	Subordinated debt securities includes all principal amounts owed to our non-consolidated special purpose finance subsidiaries and interest payments due over the term of the obligations.
(4)	Anticipated stable value products cash flows including interest.
(5)	Includes all lease payments required under operating lease agreements.
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

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively-traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of June 30, 2010, $898.8 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of June 30, 2010, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $9.5 million and $233.2 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of June 30, 2010, the Level 3 fair value of these liabilities was $149.4 million.

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

Of our $908.3 million of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $698.4 million were ABS. Of this amount, $621.8 million were student loan related ABS, $36.6 million were non-student loan related ABS, and $40.0 million were commercial mortgage-backed securitizations. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$311
2003	109
2004	114
2005	16
2006	26
2007	82
2010	40
Total	$698

The ABS was rated as follows: $626.4 million were AAA rated, $25.6 million were AA rated, and $46.4 million were A rated. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

We have sold credit default protection on liquid traded indices to enhance the return on our investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments. Outstanding credit default swaps related to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require us to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that we could be required to make under the credit derivatives is $25.0 million. As of June 30, 2010, the fair value of the credit derivatives was a liability of $3.0 million.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2010, we had outstanding mortgage loan commitments of $216.0 million at an average rate of 6.34%.

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

RECENT DEVELOPMENTS

In 2009, the NAIC approved regulatory changes that impacted our insurance subsidiaries and their competitors. The NAIC also approved changes to the measurements used to determine the amount of deferred tax assets (“DTAs”) an insurance company may claim as admitted assets on its statutory financial statements. These changes had the effect of increasing the amount of DTAs an insurance company was permitted to claim as an admitted asset for purposes of insurance company statutory financial statements filed for calendar year 2009 and is expected to have the same effect in 2010. In addition, the NAIC adopted a temporary modification to the Mortgage Experience Adjustment Factor (“MEAF”) for calendar year 2009 that reduced the factor’s volatility. However, the NAIC is currently considering further changes to the MEAF for 2010 that, if approved, will have the effect of increasing the amount of capital that the Company must hold for its commercial mortgages.

The NAIC is also considering various initiatives to change and modernize its financial and solvency regulations. It is considering changing to a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items.  Some of these proposed changes would require the approval of state legislatures. We cannot provide any assurance as to what impact these proposed changes, if they occur, will have on our reserve and capital requirements.

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

Item 4.        Controls and Procedures

(a)           Disclosure controls and procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The Company is exposed to the risks of natural and man-made catastrophes, pandemics, malicious acts, terrorist acts and climate change, which could adversely affect the Company’s operations and results.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural or man-made catastrophe, pandemic, malicious act, terrorist act, or climate change, could adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company’s financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies.

In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of the Company’s business within such geographic areas and/or the general economic climate, which in turn could have an adverse affect on the Company. Such events or conditions could also result in additional regulation or restrictions on the Company in the conduct of its business. The possible macroeconomic effects of such events or conditions could also adversely affect the Company’s asset portfolio, as well as many other variables.

The Company’s strategies for mitigating risks arising from its day-to-day operations may prove ineffective resulting in a material adverse effect on its results of operations and financial condition.

The Company’s performance is highly dependent on its ability to manage risks that arise from a large number of its day-to-day business activities, including underwriting, claims processing, policy administration and servicing, execution of its investment strategy, financial and tax reporting and other activities, many of which are very complex. The Company also may rely on third parties for such activities. The Company seeks to monitor and control its exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes, and other mechanisms. However, the occurrence of unforeseen or un-contemplated risks, or the occurrence of risks of a greater magnitude than expected, including those arising from a failure in processes, procedures or systems implemented by the Company or a failure on the part of employees or third parties upon which the Company relies in this regard, may have a material adverse effect on the Company’s financial condition or results of operations.

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

At the federal level, bills are routinely introduced in both chambers of the United States Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material. On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) into law. The Healthcare Act makes sweeping changes to the regulation of health insurance, imposing various conditions and requirements on the Company. The Healthcare Act may affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, the deductibility of certain compensation, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the

Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law. The Reform Act makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Reform Act are or may become applicable to the Company, its competitors or those entities with which the Company does business, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, changes to the regulation of broker dealers and investment advisors, changes to the regulation of reinsurance, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. The Reform Act also creates the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. Certain of the Company’s subsidiaries sell products that could be regulated by the CFPB.  Numerous provisions of the Reform Act require the adoption of implementing rules and/or regulations.  In addition, the Reform Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Reform Act may place the Company at a competitive disadvantage relative to its competition or other financial services entities, change the competitive landscape of the financial services sector and/or the insurance industry, make it more expensive for the Company to conduct its business or have a material adverse effect on the overall business climate as well as the Company’s financial condition and results of operations.

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

The Company cannot predict what form any future changes to laws and/or regulations affecting participants in the financial services sector and/or insurance industry, including the Company and its competitors or those entities with which it does business, may take, or what effect, if any, such changes may have.

A ratings downgrade or other negative action by a ratings organization could adversely affect the Company.

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While ratings are not a recommendation to buy the Company’s securities, these ratings are important to maintaining public confidence in the Company’s products, its ability to market its products, and its competitive position. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company’s insurance subsidiaries could adversely affect the Company in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive; and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price, on reasonable terms or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances or obligations under reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of funding and swap agreements.

Rating organizations also publish credit ratings for the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to the Company’s overall ability to access certain types of liquidity. Downgrades of the Company’s credit ratings, or an announced potential downgrade, could have a material adverse affect on the Company’s financial conditions and results of operations in many ways, including the following: limiting the Company’s access to capital markets; increasing the cost of debt; impairing its ability to raise capital to refinance maturing debt obligations; limiting its capacity to support growth of its insurance subsidiaries; requiring it to pay higher amounts in connection with certain existing or future financing arrangements or transactions; and making it more difficult to maintain or improve the current financial strength ratings of its insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require the Company to post collateral pursuant to certain contractual obligations.

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company’s control. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations, which could adversely affect the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Issuer Purchases of Equity Securities

On May 10, 2010, the Company’s Board of Directors extended the Company’s previously authorized $100 million share repurchase program. The current authorization extends through May 9, 2013. Future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital. There were no shares repurchased during the six months ended June 30, 2010. The remaining capacity, expressed in aggregate value of shares, which may be repurchased under the existing program, is approximately $82.9 million.

Item 6.    Exhibits

Exhibit 10(a)	-	Reimbursement Agreement dated as of April 23, 2010 between Golden Gate III Vermont Captive Insurance Company and UBS AG, Stamford Branch.*

Exhibit 10(b)	-	Guarantee Agreement dated as of April 23, 2010 between Protective Life Corporation and UBS AG, Stamford Branch.

Exhibit 10(c)	–	Form of Protective Life Corporation Director Indemnity Agreement

Exhibit 31(a)	-	Certification Pursuant to §302 of the Sarbanes Oxley Act of 2002.

Exhibit 31(b)	-	Certification Pursuant to §302 of the Sarbanes Oxley Act of 2002.

Exhibit 32(a)	-	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32(b)	-	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	-

Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended June 30, 2010, filed on August 5, 2010, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Shareowners’ Equity, (iv) the Consolidated Condensed Statement of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text

*

Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: August 5, 2010	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer