Form 10-Q
period 2010-09-30
PROTECTIVE LIFE CORP
filed 2010-11-04
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Number of shares of Common Stock, $0.50 Par Value, outstanding as of October 29, 2010: 85,666,562

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$640,265	$652,497	$1,948,278	$1,991,638
Reinsurance ceded	(334,040)	(351,664)	(1,019,598)	(1,104,188)
Net of reinsurance ceded	306,225	300,833	928,680	887,450
Net investment income	429,548	409,956	1,264,045	1,262,785
Realized investment gains (losses):
Derivative financial instruments	(94,034)	(195,540)	(236,994)	(201,098)
All other investments	110,787	165,576	226,390	291,532
Other-than-temporary impairment losses	(12,898)	(14,873)	(71,437)	(181,064)
Portion of loss recognized in other comprehensive income (before taxes)	5,283	(16,095)	35,155	19,299
Net impairment losses recognized in earnings	(7,615)	(30,968)	(36,282)	(161,765)
Other income	58,190	41,222	161,134	119,471
Total revenues	803,101	691,079	2,306,973	2,198,375
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2010 - $308,594; 2009 - $308,979; nine months: 2010 - $971,061; 2009 - $1,014,907)	549,567	521,218	1,582,233	1,503,725
Amortization of deferred policy acquisition costs and value of business acquired	42,386	47,240	146,761	250,837
Other operating expenses, net of reinsurance ceded: (three months: 2010 - $48,851; 2009 - $54,791; nine months: 2010 - $142,932; 2009 - $161,819)	104,151	80,985	305,246	229,803
Total benefits and expenses	696,104	649,443	2,034,240	1,984,365
Income before income tax	106,997	41,636	272,733	214,010
Income tax expense	36,626	14,051	91,412	73,533
Net income	70,371	27,585	181,321	140,477
Less: Net income (loss) attributable to noncontrolling interests	(77)	—	(277)	—
Net income available to PLC’s common shareowners(1)	$70,448	$27,585	$181,598	$140,477

Net income available to PLC’s common shareowners - basic	$0.81	$0.32	$2.10	$1.79
Net income available to PLC’s common shareowners - diluted	$0.80	$0.32	$2.07	$1.77
Cash dividends paid per share	$0.14	$0.12	$0.40	$0.36

Average shares outstanding - basic	86,603,569	86,481,240	86,555,761	78,465,685
Average shares outstanding - diluted	87,701,592	87,372,659	87,640,221	79,156,305

(1) Protective Life Corporation (“PLC”)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30,	December 31,
	2010	2009
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2010 - $23,605,857; 2009 - $23,228,317)	$24,838,626	$22,830,427
Equity securities, at fair value (cost: 2010 - $327,045; 2009 - $280,615)	335,151	275,497
Mortgage loans (2010 includes: $951,105 related to securitizations)	4,884,102	3,877,087
Investment real estate, net of accumulated depreciation (2010 - $1,073; 2009 - $803)	24,669	25,188
Policy loans	767,214	794,276
Other long-term investments	256,093	204,754
Short-term investments	483,698	1,049,609
Total investments	31,589,553	29,056,838
Cash	151,340	205,325
Accrued investment income	320,668	285,350
Accounts and premiums receivable, net of allowance for uncollectible amounts (2010 - $4,570; 2009 - $5,170)	65,948	56,216
Reinsurance receivables	5,563,824	5,333,401
Deferred policy acquisition costs and value of business acquired	3,642,484	3,663,350
Goodwill	115,532	117,856
Property and equipment, net of accumulated depreciation (2010 - $128,947; 2009 - $123,709)	37,722	37,037
Other assets	207,198	176,303
Income tax receivable	2,438	115,447
Assets related to separate accounts
Variable annuity	3,899,308	2,948,457
Variable universal life	336,299	316,007
Total Assets	$45,932,314	$42,311,587
Liabilities
Policy liabilities and accruals	$19,129,506	$18,548,267
Stable value product account balances	3,105,822	3,581,150
Annuity account balances	10,451,322	9,911,040
Other policyholders’ funds	577,275	515,078
Other liabilities	1,115,755	715,110
Mortgage loan backed certificates	74,324	—
Deferred income taxes	1,113,532	553,062
Non-recourse funding obligations	548,000	575,000
Long-term debt	1,485,852	1,644,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	3,899,308	2,948,457
Variable universal life	336,299	316,007
Total liabilities	42,361,738	39,832,766
Commitments and contingencies - Note 7
Shareowners’ equity
Preferred Stock, $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2010 and 2009 - 160,000,000; shares issued: 2010 and 2009 - 88,776,960	44,388	44,388
Additional paid-in-capital	584,865	576,887
Treasury stock, at cost (2010 - 3,112,442 shares; 2009 - 3,196,157 shares)	(26,101)	(25,929)
Retained earnings	2,366,276	2,204,644
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2010 -$364,723; 2009 - $(121,737))	677,343	(225,648)
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2010 - $(7,698); 2009 - $(16,704))	(14,296)	(31,021)
Accumulated loss - derivatives, net of income tax: (2010 - $(9,002); 2009 - $(10,182))	(16,718)	(18,327)
Postretirement benefits liability adjustment, net of income tax: (2010 -$(23,889); 2009 - $(24,862))	(44,365)	(46,173)
Total Protective Life Corporation’s shareowners’ equity	3,571,392	2,478,821
Noncontrolling interest	(816)	—
Total equity	3,570,576	2,478,821
Total liabilities and shareowners’ equity	$45,932,314	$42,311,587

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNERS’ EQUITY

(Unaudited)

					Accumulated Other			Total
					Comprehensive Income (Loss)			Protective
							Minimum	Life
		Additional			Net Unrealized	Accumulated	Pension	Corporation’s	Non
	Common	Paid-In-	Treasury	Retained	Gains / (Losses)	Gain / (Loss)	Liability	shareowners’	controlling	Total
	Stock	Capital	Stock	Earnings	on Investments	Derivatives	Adjustments	equity	Interest	Equity
					(Dollars In Thousands)
Balance, December 31, 2009	$44,388	$576,887	$(25,929)	$2,204,644	$(256,669)	$(18,327)	$(46,173)	$2,478,821	$—	$2,478,821
Net income for the three months ended March 31, 2010				69,779				69,779	(73)	69,706
Change in net unrealized gains/losses on investments (net of income tax - $142,481)					263,959			263,959	—	263,959
Reclassification adjustment for investment amounts included in net income (net of income tax - $1,725)					3,418			3,418	—	3,418
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(3,495))					(6,492)			(6,492)	—	(6,492)
Change in accumulated gain (loss) derivatives (net of income tax - $3,423)						5,718		5,718	—	5,718
Reclassification adjustment for derivative amounts included in net income (net of income tax - $(974))						(1,752)		(1,752)	—	(1,752)
Change in minimum pension liability adjustment (net of income tax - $324)							602	602	—	602
Comprehensive income for the three months ended March 31, 2010								335,232	(73)	335,159
Cash dividends ($0.120 per share)				(10,270)				(10,270)	—	(10,270)
Cumulative effect adjustments				14,290				14,290	—	14,290
Noncontrolling interest									(418)	(418)
Stock-based compensation		3,028	(68)					2,960	—	2,960
Balance, March 31, 2010	$44,388	$579,915	$(25,997)	$2,278,443	$4,216	$(14,361)	$(45,571)	$2,821,033	$(491)	$2,820,542
Net income for the three months ended June 30, 2010				41,371				41,371	(127)	41,244
Change in net unrealized gains/losses on investments (net of income tax - $130,774)					242,856			242,856	—	242,856
Reclassification adjustment for investment amounts included in net income (net of income tax - $3,894)					7,241			7,241	—	7,241
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(6,960))					(12,924)			(12,924)	—	(12,924)
Change in accumulated gain (loss) derivatives (net of income tax - $(3,229))						(5,952)		(5,952)	—	(5,952)
Reclassification adjustment for derivative amounts included in net income (net of income tax - $768)						1,382		1,382	—	1,382
Change in minimum pension liability adjustment (net of income tax - $325)							603	603	—	603
Comprehensive income for the three months ended June 30, 2010								274,577	(127)	274,450
Cash dividends ($0.14 per share)				(11,994)				(11,994)	—	(11,994)
Cumulative effect adjustments				—				—	—	—
Noncontrolling interest									(121)	(121)
Stock-based compensation		1,731	252					1,983	—	1,983
Balance, June 30, 2010	$44,388	$581,646	$(25,745)	$2,307,820	$241,389	$(18,931)	$(44,968)	$3,085,599	$(739)	$3,084,860

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNERS’ EQUITY

(Unaudited)

(continued)

					Accumulated Other			Total
					Comprehensive Income (Loss)			Protective
							Minimum	Life
		Additional			Net Unrealized	Accumulated	Pension	Corporation’s	Non
	Common	Paid-In-	Treasury	Retained	Gains / (Losses)	Gain / (Loss)	Liability	shareowners’	controlling	Total
	Stock	Capital	Stock	Earnings	on Investments	Derivatives	Adjustments	equity	Interest	Equity
	(Dollars In Thousands)
Net income for the three months ended September 30, 2010				70,448				70,448	(77)	70,371
Change in net unrealized gains/losses on investments (net of income tax - $211,169)					392,180			392,180	—	392,180
Reclassification adjustment for investment amounts included in net income (net of income tax - $(3,583))					(6,663)			(6,663)	—	(6,663)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $19,461)					36,141			36,141	—	36,141
Change in accumulated gain (loss) derivatives (net of income tax - $1,951)						3,581		3,581	—	3,581
Reclassification adjustment for derivative amounts included in net income (net of income tax - $(760))						(1,368)		(1,368)	—	(1,368)
Change in minimum pension liability adjustment (net of income tax - $325)							603	603	—	603
Comprehensive income for the three months ended September 30, 2010								494,922	(77)	494,845
Cash dividends ($0.14 per share)				(11,992)				(11,992)	—	(11,992)
Cumulative effect adjustments				—				—	—	—
Noncontrolling interest								—	—	—
Stock-based compensation		3,219	(356)					2,863	—	2,863
Balance, September 30, 2010	$44,388	$584,865	$(26,101)	$2,366,276	$663,047	$(16,718)	$(44,365)	$3,571,392	$(816)	$3,570,576

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The
	Nine Months Ended
	September 30,
	2010	2009
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$181,321	$140,477
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	46,886	71,331
Amortization of deferred policy acquisition costs and value of business acquired	146,761	250,837
Capitalization of deferred policy acquisition costs	(365,499)	(316,914)
Depreciation expense	7,184	5,928
Deferred income tax	(5,813)	(48,926)
Accrued income tax	112,281	25,077
Interest credited to universal life and investment products	658,488	749,552
Policy fees assessed on universal life and investment products	(471,383)	(441,410)
Change in reinsurance receivables	(230,423)	(81,583)
Change in accrued investment income and other receivables	(38,996)	(24,104)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	328,042	170,502
Trading securities:
Maturities and principal reductions of investments	262,153	446,993
Sale of investments	555,904	595,676
Cost of investments acquired	(769,120)	(587,057)
Other net change in trading securities	20,078	(152,691)
Change in other liabilities	23,478	(89,588)
Other, net	113,153	9,882
Net cash provided by operating activities	574,495	723,982
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,372,385	2,003,690
Sale of investments, available-for-sale	2,807,438	1,250,831
Cost of investments acquired, available-for sale	(5,274,565)	(3,304,310)
Mortgage loans:
New borrowings	(231,931)	(203,490)
Repayments	249,363	199,271
Change in investment real estate, net	(1,127)	(3,347)
Change in policy loans, net	27,062	22,531
Change in other long-term investments, net	(138,419)	(6,896)
Change in short-term investments, net	517,278	118,993
Net unsettled security transactions	80,412	48,742
Purchase of property and equipment	(7,050)	(5,989)
Net cash (used in) provided by investing activities	(599,154)	120,026
Cash flows from financing activities
Borrowings under line of credit arrangements and long-term debt	116,000	212,000
Principal payments on line of credit arrangement and long-term debt	(275,000)	(122,000)
Issuance (repayment) of non-recourse funding obligations	(27,000)	—
Dividends to shareowners	(34,257)	(27,069)
Issuance of common stock	—	132,575
Investments product deposits and change in universal life deposits	2,652,811	1,956,715
Investment product withdrawals	(2,459,566)	(2,902,277)
Other financing activities, net	(2,314)	(18,008)
Net cash used in financing activities	(29,326)	(768,064)
Change in cash	(53,985)	75,944
Cash at beginning of period	205,325	149,358
Cash at end of period	$151,340	$225,302

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

ASU No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. The Company is currently evaluating the impact this Update will have on our financial position and results of operations.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2010, except as noted above.

3.             INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments are summarized as follows:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(Dollars In Thousands)
Fixed maturities	$17,861	$30,237
Equity securities	—	13
Impairments on fixed maturity securities	(7,615)	(36,282)
Modco trading portfolio	96,689	204,749
Mortgage loans and other investments	(3,763)	(8,609)
	$103,172	$190,108

For the three and nine months ended September 30, 2010, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $18.5 million and $61.8 million and gross realized losses were $8.1 million and $67.6 million, including $7.5 million and $36.0 million of impairment losses, respectively. The $7.5 million and $36.0 million exclude $0.1 million and $0.3 million of impairment losses in the trading portfolio for the three and nine months ended September 30, 2010, respectively.

For the three and nine months ended September 30, 2010, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $652.4 million and $2.4 billion, respectively. The gains realized on the sale of these securities were $18.5 million and $61.8 million, respectively.

For the three and nine months ended September 30, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $207.8 million and $442.0 million, respectively. The loss realized on the sale of these securities was $0.6 million and $31.6 million, respectively. The $31.6 million loss recognized on available-for-sale securities for the nine months ended September 30, 2010, includes $12.2 million of loss on the sale of certain oil industry holdings. The Company made the decision to sell these securities due to circumstances regarding the oil spill in the Gulf of Mexico. In addition, a $3.8 million loss was recognized on the sale of securities of which the issuer was a European financial institution. Also included in the $31.6 million loss is a $10.4 million loss due to the exchange of certain holdings as the issuer exited bankruptcy proceedings.

The amortized cost and estimated fair value of the Company’s investments classified as available-for-sale as of September 30, 2010, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars In Thousands)
2010
Fixed maturities:
Bonds
Residential mortgage-backed securities	$3,019,820	$63,901	$(193,082)	$2,890,639
Commercial mortgage-backed securities	165,073	9,447	—	174,520
Other asset-backed securities	867,648	1,625	(70,929)	798,344
U.S. government-related securities	1,187,000	75,160	(91)	1,262,069
Other government-related securities	195,446	8,074	(68)	203,452
States, municipals, and political subdivisions	751,248	54,082	(577)	804,753
Corporate bonds	14,280,879	1,426,469	(141,241)	15,566,107
	20,467,114	1,638,758	(405,988)	21,699,884
Equity securities	317,194	14,366	(8,739)	322,821
Short-term investments	412,166	—	—	412,166
	$21,196,474	$1,653,124	$(414,727)	$22,434,871

As of September 30, 2010, the Company had an additional $3.1 billion of fixed maturities, $12.3 million of equity securities, and $71.5 million of short-term investments classified as trading securities.

The amortized cost and fair value of available-for-sale fixed maturities as of September 30, 2010, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$482,217	$491,959
Due after one year through five years	3,776,610	3,883,575
Due after five years through ten years	5,858,895	6,365,726
Due after ten years	10,349,392	10,958,624
	$20,467,114	$21,699,884

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

During the three and nine months ended September 30, 2010, the Company recorded other-than-temporary impairments of investments of $12.9 million and $71.4 million, respectively. Of the $12.9 million of impairments for the three months ended September 30, 2010, $7.6 million was recorded in earnings and $5.3 million was recorded in other comprehensive income (loss). Of the $71.4 million of impairments for the nine months ended September 30, 2010, $36.3 million was recorded in earnings and $35.1 million was recorded in other comprehensive income (loss). For the three and nine months ended September 30, 2010, there were no other-than-temporary impairments related to equity securities. For the three and nine months ended September 30, 2010, there were $12.9 million and $71.4 million of other-than-temporary impairments related to debt securities, respectively. During these periods, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intends to sell or expects to be required to sell.

The following chart is a rollforward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
Beginning balance	$31,576	$46,728	$25,076	$—
Additions for newly impaired securities	6,211	11,601	25,661	67,019
Additions for previously impaired securities	1,179	—	2,930	7,136
Reductions for previously impaired securities due to a change in expected cash flows	—	(16,625)	—	(32,451)
Reductions for previously impaired securities that were sold in the current period	(2,947)	(17,949)	(17,648)	(17,949)
Ending balance	$36,019	$23,755	$36,019	$23,755

The following table includes investments’ gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$102,086	$(18,161)	$1,418,476	$(174,921)	$1,520,562	$(193,082)
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	55,705	(1,791)	624,329	(69,138)	680,034	(70,929)
U.S. government-related securities	44,270	(91)	—	—	44,270	(91)
Other government-related securities	48,902	(58)	19,990	(10)	68,892	(68)
States, municipals, and political subdivisions	24,423	(577)	—	—	24,423	(577)
Corporate bonds	372,139	(25,063)	1,211,768	(116,178)	1,583,907	(141,241)
Equities	11,916	(3,833)	12,430	(4,906)	24,346	(8,739)
	$659,441	$(49,574)	$3,286,993	$(365,153)	$3,946,434	$(414,727)

The residential mortgage-backed securities (“RMBS”) have a gross unrealized loss greater than twelve months of $174.9 million as of September 30, 2010. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of the investments.

The corporate bonds category has gross unrealized losses greater than twelve months of $116.2 million as of September 30, 2010. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $69.1 million as of September 30, 2010. This category predominately includes student-loan backed auction rate securities whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These losses relate to the auction rate securities (“ARS”) market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or maturity.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities.

As of September 30, 2010, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $3.0 billion and had an amortized cost of $3.3 billion. In addition, included in the Company’s trading portfolio, the Company held $362.0 million of securities which were rated below investment grade. Approximately $563.1 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(Dollars In Thousands)
Fixed maturities	$472,191	$1,059,929
Equity securities	13,970	6,986

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

5.             GOODWILL

During the nine months ended September 30, 2010, the Company decreased its goodwill balance by approximately $2.3 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2010 on the portion of tax goodwill in excess of GAAP basis goodwill. As of September 30, 2010, the Company had an aggregate goodwill balance of $115.5 million.

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

The Company also considers its market capitalization in assessing the reasonableness of the fair values estimated for its reporting units in connection with its goodwill impairment testing. In considering the Company’s September 30, 2010 common equity price, which was lower than its book value per share, the Company noted there are several factors that would result in its market capitalization being lower than the fair value of its reporting units that are tested for goodwill impairment. Such factors that would not be reflected in the valuation of the Company’s reporting units with goodwill include, but are not limited to: a potential concern about future earnings growth; negative market sentiment, different valuation methodologies that resulted in low valuation, and increased risk premium for holding investments in mortgage-backed securities and commercial mortgage loans. Deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company’s reporting units. In the Company’s view, the decline in market capitalization does not invalidate the Company’s fair value assessment related to the recoverability of goodwill in its reporting units, and did not result in a triggering or impairment event.

6.             DEBT AND OTHER OBLIGATIONS

Non-recourse funding obligations outstanding as of September 30, 2010, on a consolidated basis, are shown in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$548,000	2052	1.49%

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by Protective Life Insurance Company (“PLICO”), had $575 million of outstanding non-recourse funding obligations as of September 30, 2010. Of this amount, $548.0 million were owned by external parties and $27.0 million were owned by affiliates.

7.             COMMITMENTS AND CONTINGENCIES

The Company has entered into indemnity agreements with each of its current directors that provides, among other things and subject to certain limitations, a contractual right to indemnification to the fullest extent permissible under the law. The Company has agreements with certain of its officers providing up to $10 million in indemnification. These obligations are in addition to the customary obligation to indemnify officers and directors contained in the Company’s governance documents.

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

8.                                      COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
Net income	$70,371	$27,585	$181,321	$140,477
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2010 - $211,169; 2009 - $342,694; nine months: 2010 - $484,424; 2009 - $655,781)	392,180	626,065	898,995	1,192,473
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2010 - $19,461; 2009 - $5,633; nine months: 2010 - $9,006; 2009 - $(6,755))	36,141	10,462	16,725	(12,544)
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2010 - $1,951; 2009 - $1,833; nine months: 2010 - $2,145; 2009 - $12,154)	3,581	3,299	3,347	21,877
Minimum pension liability adjustment, net of income tax: (three months: 2010 - $325; 2009 - $178; nine months: 2010 - $974; 2009 - $533)	603	329	1,808	989
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2010 - $(3,583); 2009 - $9,367; nine months: 2010 - $2,036; 2009 - $48,890)	(6,663)	17,290	3,996	89,443
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2010 - $(760); 2009 - $(666); nine months: 2010 - $(966); 2009 - $(363))	(1,368)	(1,198)	(1,738)	(654)
Comprehensive income (loss)	494,845	683,832	1,104,454	1,432,061
Comprehensive income (loss) attributable to noncontrolling interests	77	—	277	—
Comprehensive income (loss) attributable to Protective Life Corporation	$494,922	$683,832	$1,104,731	$1,432,061

9.             STOCK-BASED COMPENSATION

The criteria for payment of performance awards is based primarily upon a comparison of the Company’s average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if the Company’s results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if the Company’s results are below the 40th percentile of the comparison group, no portion of the award is earned. If the Company’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of the Company’s Common Stock. There were no performance share awards issued during the nine months ended September 30, 2010 or 2009.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2009	$22.28	2,469,202
SARs granted	18.34	344,400
SARs exercised / forfeited / expired	21.11	(457,404)
Balance as of September 30, 2010	$21.93	2,356,198

The SARs issued for the nine months ended September 30, 2010, had estimated fair values at grant date of $3.3 million. These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and an expected exercise date of 2016. The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s common stock and the market value at the exercise date for each SAR.

Additionally, the Company issued 360,450 restricted stock units for the nine months ended September 30, 2010. These awards had a total fair value at grant date of $6.6 million. Approximately half of these restricted stock units vest in 2013, and the remainder vest in 2014.

10.          EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,068	$1,889	$6,204	$5,667
Interest cost on projected benefit obligation	2,357	2,395	7,071	7,185
Expected return on plan assets	(2,312)	(2,531)	(6,936)	(7,593)
Amortization of prior service cost	(98)	(98)	(294)	(294)
Amortization of actuarial losses	1,026	568	3,078	1,704
Total benefit cost	$3,041	$2,223	$9,123	$6,669

During the nine months ended September 30, 2010, the Company made a $6.5 million contribution to its defined benefit pension plan for the 2009 plan year and a $0.2 million contribution to its defined benefit pension plan for the 2010 plan year. In addition, during October of 2010, the Company contributed $1.6 million to the defined benefit pension plan for the 2010 plan year. The Company will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target percentage of at least 80%.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, the Company provides a prescription drug benefit. The cost of these plans for the nine months ended September 30, 2010, was immaterial to the Company’s financial statements.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income available to PLC’s common shareowners	$70,448	$27,585	$181,598	$140,477

Average shares issued and outstanding	85,662,988	85,579,525	85,628,404	77,557,599
Issuable under various deferred compensation plans	940,581	901,715	927,357	908,086
Weighted shares outstanding - Basic	86,603,569	86,481,240	86,555,761	78,465,685

Per share:
Net income available to PLC’s common shareowners - basic	$0.81	$0.32	$2.10	$1.79

Calculation of diluted earnings per share:
Net income available to PLC’s common shareowners	$70,448	$27,585	$181,598	$140,477

Weighted shares outstanding - Basic	86,603,569	86,481,240	86,555,761	78,465,685
Stock appreciation rights (“SARs”)(1)	468,886	446,269	466,511	332,604
Issuable under various other stock-based compensation plans	110,102	111,244	134,299	136,784
Restricted stock units	519,035	333,906	483,650	221,232
Weighted shares outstanding - Diluted	87,701,592	87,372,659	87,640,221	79,156,305

Per share:
Net income available to PLC’s common shareowners - diluted	$0.80	$0.32	$2.07	$1.77

(1) Excludes 1,475,645 and 1,558,373 as of September 30, 2010 and 2009, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding for applicable periods.

12.                               INCOME TAXES

During the three months ended September 30, 2010, earnings were impacted favorably by $0.7 million due to the release of an unrecognized income tax benefit liability that related to a compensation-related tax issue. The measurement of the unrecognized tax benefit was recently reassessed due to recent developments related to the issue, and the Company now believes that the full amount of the tax benefit has a greater than 50% chance of being fully realized. During the nine months ended September 30, 2010, earnings were impacted favorably by $3.3 million due to the aforementioned issue, the release of an unrecognized income tax benefit liability that related to a tax-basis policy liability issue, and the closing of the 2005 tax year’s statute of limitations. The Company reassessed the tax-basis policy liability issue due to recent technical guidance that confirmed the Company’s historical calculations. Within the next twelve months, the Company does not expect to have any material adjustments to its unrecognized income tax benefits liability with regard to any of the tax jurisdictions in which it conducts its business operations.

The Company has computed its effective income tax rate for the three and nine months ended September 30, 2010, based upon its estimate of its annual 2010 income. For the three and nine months ended September 30, 2009, due to the unpredictability at that time of future investment losses and certain elements of operating income, the Company was not able to reasonably estimate an expected annual effective tax rate. Instead, the Company computed an effective income tax rate based upon year-to-date reported income. The effective tax rate for the three and nine months ended September 30, 2010, was 34.2% and 33.5%, respectively, and 33.7% and 34.4% for the three and nine months ended September 30, 2009, respectively.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets.  The Company did not record a valuation allowance against its material deferred tax assets as of September 30, 2010.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,890,619	$20	$2,890,639
Commercial mortgage-backed securities	—	154,354	20,166	174,520
Other asset-backed securities	—	196,125	602,219	798,344
U.S. government-related securities	974,455	272,491	15,123	1,262,069
States, municipals, and political subdivisions	—	804,671	82	804,753
Other government-related securities	14,993	188,459	—	203,452
Corporate bonds	100	15,425,707	140,300	15,566,107
Total fixed maturity securities - available-for-sale	989,548	19,932,426	777,910	21,699,884

Fixed maturity securities - trading
Residential mortgage-backed securities	—	472,360	—	472,360
Commercial mortgage-backed securities	—	137,632	—	137,632
Other asset-backed securities	—	16,131	62,756	78,887
U.S. government-related securities	409,105	43,661	3,686	456,452
States, municipals, and political subdivisions	—	145,286	—	145,286
Other government-related securities	—	158,567	—	158,567
Corporate bonds	—	1,685,026	4,532	1,689,558
Total fixed maturity securities - trading	409,105	2,658,663	70,974	3,138,742
Total fixed maturity securities	1,398,653	22,591,089	848,884	24,838,626
Equity securities	234,234	19,399	81,518	335,151
Other long-term investments (1)	1,459	340	11,318	13,117
Short-term investments	475,375	8,323	—	483,698
Total investments	2,109,721	22,619,151	941,720	25,670,592
Cash	151,340	—	—	151,340
Other assets	5,633	—	—	5,633
Assets related to separate accounts
Variable annuity	3,899,308	—	—	3,899,308
Variable universal life	336,299	—	—	336,299
Total assets measured at fair value on a recurring basis	$6,502,301	$22,619,151	$941,720	$30,063,172

Liabilities:
Annuity account balances (2)	$—	$—	$144,166	$144,166
Other liabilities (1)	14,031	40,101	339,581	393,713
Total liabilities measured at fair value on a recurring basis	$14,031	$40,101	$483,747	$537,879

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to equity indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$3,370,688	$23	$3,370,711
Commercial mortgage-backed securities	—	143,486	844,535	988,021
Other asset-backed securities	—	360,797	693,930	1,054,727
U.S. government-related securities	444,302	30,198	15,102	489,602
States, municipals, and political subdivisions	—	350,632	86	350,718
Other government-related securities	16,992	389,379	—	406,371
Corporate bonds	200	13,127,347	86,328	13,213,875
Total fixed maturity securities - available-for-sale	461,494	17,772,527	1,640,004	19,874,025
Fixed maturity securities - trading	277,108	2,574,205	105,089	2,956,402
Total fixed maturity securities	738,602	20,346,732	1,745,093	22,830,427
Equity securities	204,697	92	70,708	275,497
Other long-term investments (1)	—	22,926	16,525	39,451
Short-term investments	983,123	66,486	—	1,049,609
Total investments	1,926,422	20,436,236	1,832,326	24,194,984
Cash	205,325	—	—	205,325
Other assets	4,977	—	—	4,977
Assets related to separate accounts
Variable annuity	2,948,457	—	—	2,948,457
Variable universal life	316,007	—	—	316,007
Total assets measured at fair value on a recurring basis	$5,401,188	$20,436,236	$1,832,326	$27,669,750

Liabilities:
Annuity account balances (2)	$—	$—	$149,893	$149,893
Other liabilities (1)	—	43,045	105,838	148,883
Total liabilities measured at fair value on a recurring basis	$—	$43,045	$255,731	$298,776

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2010.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities “ABS”). As of September 30, 2010, the Company held $3.9 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of September 30, 2010, the Company held $685.2 million of Level 3 ABS, which included $62.8 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. The model uses the discount margin and projected average life of comparable actively traded FFELP student loan-backed floating-rate asset-backed securities, along with a discount related to the current illiquidity of the ARS. These comparable securities are selected based on their underlying assets (i.e. FFELP-backed student loans) and vintage. As a result of the ARS market collapse during 2008, the Company prices its ARS using an internally developed model which utilizes a market based approach to valuation. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

Available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100%
Weighted-average yield	1.5%
Amortized cost	$672.7 million
Weighted-average life	2.8 years

Corporate bonds, U.S. Government-related securities, and Other government related securities

As of September 30, 2010, the Company classified approximately $18.7 billion of corporate bonds, U.S. government-related securities, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

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

As of September 30, 2010, the Company classified approximately $163.7 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

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

Bonds and securities classified as Level 3 used security specific inputs that included, but were not limited to, the following:

Investment grade credit rating	89.9%
Weighted-average market yield	4.6%
Weighted-average coupon	6.3%
Amortized cost	$149.5 million
Weighted-average stated maturity	6.5 years

Equities

As of September 30, 2010, the Company held approximately $100.9 million of equity securities classified as Level 2 and Level 3. Of this total, $60.7 million represents Federal Home Loan Bank stock. The Company believes that the cost of the Federal Home Loan Bank stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free standing and embedded derivative instruments. Refer to Note 14, Derivative Financial Instruments for additional information related to derivatives. Derivative instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2010, 78.2% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analysis.

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

The guaranteed minimum withdrawal benefit (“GMWB”) embedded derivative is carried at fair value in “other assets” and “other liabilities” on the Company’s consolidated condensed balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — Derivative financial instruments”; refer to Note 14 — Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using 1,000 risk neutral equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is found using the discount rate curve, which is London Interbank Offered Rate (“LIBOR”) plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

The Company has ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios are passed directly to the reinsurers. As a result, these agreements are deemed to contain embedded derivatives that must be reported at fair value. Changes in fair value of the embedded derivatives are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in fair value of such investments are reported in earnings. The fair value of the embedded derivatives represents the unrealized gain or loss on the block of business in relation to the unrealized gain or loss of the trading securities. As a result, changes in fair value of the embedded derivatives reported in earnings are largely offset by the changes in fair value of the investments.

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

Asset Earned Rate	5.90%
Admin Expense per Policy	$91
Partial Withdrawal Rate (for ages less than 70)	2.20%
Partial Withdrawal Rate (for ages 70 and greater)	2.20%
Mortality	65% of 94 GMDB table
Lapse	2% to 50% depending on the surrender charge period
Return on Assets	1.5% to 1.85% depending on the guarantee period

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for September 30, 2010, ranged from a one month rate of 0.84%, a 5 year rate of 2.98%, and a 30 year rate of 4.84%.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2010, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$21	$—	$—	$(1)	$—	$20	$—
Commercial mortgage-backed securities	39,952	—	1,932	(85)	(21,633)	20,166	—
Other asset-backed securities	597,291	—	4,923	5	—	602,219	—
U.S. government-related securities	15,149	—	(29)	3	—	15,123	—
States, municipals, and political subdivisions	82	—	—	—	—	82	—
Other government-related securities	—	—	—	—	—	—	—
Corporate bonds	108,376	—	5,289	19,221	7,414	140,300	—
Total fixed maturity securities - available-for-sale	760,871	—	12,115	19,143	(14,219)	777,910	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—
Other asset-backed securities	61,137	905	—	714	—	62,756	643
U.S. government-related securities	3,562	126	—	(2)	—	3,686	126
States, municipals and political subdivisions	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—
Corporate bonds	43	—	—	—	4,489	4,532	616
Total fixed maturity securities - trading	64,742	1,031	—	712	4,489	70,974	1,385
Total fixed maturity securities	825,613	1,031	12,115	19,855	(9,730)	848,884	1,385
Equity securities	73,137	1,225	1,171	—	5,985	81,518	1,224
Other long-term investments (1)	9,531	1,787	—	—	—	11,318	1,787
Short-term investments	—	—	—	—	—	—	—
Total investments	908,281	4,043	13,286	19,855	(3,745)	941,720	4,396
Total assets measured at fair value on a recurring basis	$908,281	$4,043	$13,286	$19,855	$(3,745)	$941,720	$4,396

Liabilities:
Annuity account balances (2)	$149,440	$2,578	$—	$2,696	$—	$144,166	$—
Other liabilities (1)	233,197	(106,384)	—	—	—	339,581	(106,384)
Total liabilities measured at fair value on a recurring basis	$382,637	$(103,806)	$—	$2,696	$—	$483,747	$(106,384)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to equity indexed annuities.

For the three months ended September 30, 2010, $55.6 million of securities were transferred into Level 3. This amount was transferred almost entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 30, 2010.

For the three months ended September 30, 2010, $59.4 million of securities were transferred out of Level 3. This amount was transferred entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued by independent pricing services or brokers, utilizing no significant unobservable inputs, as of September 30, 2010.

For the three months ended September 30, 2010, there were no transfers between Level 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2009, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$30	$(13,987)	$9,418	$1,012	$3,555	$28	$—
Commercial mortgage-backed securities	817,585	—	35,205	(28,990)	—	823,800	—
Other asset-backed securities	724,186	—	9,985	10,147	(3,477)	740,841	—
U.S. government-related securities	15,060	—	1,634	(97)	(1,375)	15,222	—
States, municipals, and political subdivisions	89	—	—	—	—	89	—
Other government-related securities	—	—	—	—	—	—	—
Corporate bonds	69,517	—	6,369	18,898	11,103	105,887	—
Total fixed maturity securities - available-for-sale	1,626,467	(13,987)	62,611	970	9,806	1,685,867	—
Fixed maturity securities - trading	86,355	4,808	—	(449)	(1,355)	89,359	3,393
Total fixed maturity securities	1,712,822	(9,179)	62,611	521	8,451	1,775,226	3,393
Equity securities	69,384	—	14	1,251	(21)	70,628	—
Other long-term investments (1)	156,386	(114,133)	—	—	—	42,253	(114,133)
Short-term investments	664	—	—	—	(664)	—	—
Total investments	1,939,256	(123,312)	62,625	1,772	7,766	1,888,107	(110,740)
Total assets measured at fair value on a recurring basis	$1,939,256	$(123,312)	$62,625	$1,772	$7,766	$1,888,107	$(110,740)

Liabilities:
Annuity account balances (2)	$152,427	$(1,992)	$—	$4,348	$—	$150,071	$—
Other liabilities (1)	66,131	(75,648)	—	—	—	141,779	(75,648)
Total liabilities measured at fair value on a recurring basis	$218,558	$(77,640)	$—	$4,348	$—	$291,850	$(75,648)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to equity indexed annuities.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2010, for which the Company has used significant unobservable inputs (Level 3):

								Total
								Gains (losses)
								included in
		Total Realized and Unrealized						Earnings
		Gains (losses)						related to
			Included in	Purchases,				Instruments
			Other	Issuances, and		Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements		and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)		Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$23	$4	$—	$(7)		$—	$20	$—
Commercial mortgage-backed securities	844,535	—	40,213	(842,949	)(3)	(21,633)	20,166	—
Other asset-backed securities	693,930	5,868	1,227	(89,468)		(9,338)	602,219	—
U.S. government-related securities	15,102	—	11	10		—	15,123	—
States, municipals, and political subdivisions	86	—	—	(4)		—	82	—
Other government-related securities	—	—	—	—		—	—	—
Corporate bonds	86,328	—	8,454	37,954		7,564	140,300	—
Total fixed maturity securities - available-for-sale	1,640,004	5,872	49,905	(894,464)		(23,407)	777,910	—
Fixed maturity securities - trading
Residential mortgage-backed securities	7,244	(1)	—	(3,855)		(3,388)	—	—
Commercial mortgage-backed securities	—	—	—	—		—	—	—
Other asset-backed securities	47,509	150	—	15,097		—	62,756	(377)
U.S. government-related securities	3,310	381	—	(5)		—	3,686	381
States, municipals and political subdivisions	4,994	77	—	—		(5,071)	—	—
Other government-related securities	41,965	1,058	—	(47)		(42,976)	—	—
Corporate bonds	67	323	—	26,786		(22,644)	4,532	616
Total fixed maturity securities - trading	105,089	1,988	—	37,976		(74,079)	70,974	620
Total fixed maturity securities	1,745,093	7,860	49,905	(856,488)		(97,486)	848,884	620
Equity securities	70,708	1,229	1,171	2,425		5,985	81,518	1,224
Other long-term investments (1)	16,525	(5,207)	—	—		—	11,318	(5,207)
Short-term investments	—	—	—	—		—	—	—
Total investments	1,832,326	3,882	51,076	(854,063)		(91,501)	941,720	(3,363)
Total assets measured at fair value on a recurring basis	$1,832,326	$3,882	$51,076	$(854,063)		$(91,501)	$941,720	$(3,363)

Liabilities:
Annuity account balances (2)	$149,893	$(263)	$—	$5,990		$—	$144,166	$—
Other liabilities (1)	105,838	(233,743)	—	—		—	339,581	(233,743)
Total liabilities measured at fair value on a recurring basis	$255,731	$(234,006)	$—	$5,990		$—	$483,747	$(233,743)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to equity indexed annuities.
(3) Represents mortgage loan held by the trusts that have been consolidated upon the adoption of ASU No. 2009-17. See Note 4, Variable Interest Entities.

For the nine months ended September 30, 2010, $55.8 million of securities were transferred into Level 3. This amount was transferred almost entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 30, 2010.

For the nine months ended September 30, 2010, $147.3 million of securities were transferred out of Level 3. This amount was transferred entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs, as of September 30, 2010.

For the nine months ended September 30, 2010, there were no transfers between Level 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2009, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$34	$(13,987)	$9,417	$1,009	$3,555	$28	$—
Commercial mortgage-backed securities	855,817	—	12,768	(44,785)	—	823,800	—
Other asset-backed securities	682,710	(31)	51,957	9,682	(3,477)	740,841	—
U.S. government-related securities	10,072	—	933	14,768	(10,551)	15,222	—
States, municipals, and political subdivisions	93	—	—	(4)	—	89	—
Other government-related securities	—	—	—	—	—	—	—
Corporate bonds	78,770	(49)	6,194	(11,574)	32,546	105,887	—
Total fixed maturity securities - available-for-sale	1,627,496	(14,067)	81,269	(30,904)	22,073	1,685,867	—
Fixed maturity securities - trading	32,645	8,345	—	75,044	(26,675)	89,359	6,496
Total fixed maturity securities	1,660,141	(5,722)	81,269	44,140	(4,602)	1,775,226	6,496
Equity securities	76,411	—	580	(6,342)	(21)	70,628	—
Other long-term investments (1)	256,973	(214,720)	—	—	—	42,253	(214,720)
Short-term investments	1,161	—	(286)	—	(875)	—	—
Total investments	1,994,686	(220,442)	81,563	37,798	(5,498)	1,888,107	(208,224)
Total assets measured at fair value on a recurring basis	$1,994,686	$(220,442)	$81,563	$37,798	$(5,498)	$1,888,107	$(208,224)

Liabilities:
Annuity account balances (2)	$152,762	$(3,261)	$—	$5,952	$—	$150,071	$—
Other liabilities (1)	113,311	(28,468)	—	—	—	141,779	(28,468)
Total liabilities measured at fair value on a recurring basis	$266,073	$(31,729)	$—	$5,952	$—	$291,850	$(28,468)

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

	As of
	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$4,884,102	$5,550,397	$3,883,414	$4,130,285
Policy loans	767,214	767,214	794,276	794,276

Liabilities:
Stable value product account balances	$3,105,822	$3,363,073	$3,581,150	$3,758,422
Annuity account balances	10,451,322	10,208,697	9,911,040	9,655,208
Mortgage loan backed certificates	74,324	76,397	—	—

Debt:
Bank borrowings	$126,000	$126,000	$285,000	$285,000
Senior and Medium-Term Notes	1,359,852	1,484,875	1,359,852	1,331,855
Subordinated debt securities	524,743	521,859	524,743	453,523
Non-recourse funding obligations	548,000	333,433	575,000	408,727

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

Non-recourse funding obligations

As of September 30, 2010, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

14.          DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk. These strategies are developed through the Company’s analysis of data from financial simulation models and other internal and industry sources, and are then incorporated into the Company’s risk management program.

Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and risk management strategies.

Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options, and interest rate swaptions. The Company’s inflation risk management strategy involves the use of swaps that requires the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”). No foreign currency swaps remain outstanding. The Company also uses S&P 500® options and equity futures to mitigate its exposure to the value of equity indexed annuity contracts and guaranteed benefits related to variable annuity contracts.

The Company has sold credit default protection on liquid traded indices to enhance the return on its investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly issued fixed maturity cash investments. Outstanding credit default swaps relate to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require the Company to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the credit derivatives is $25.0 million. As of September 30, 2010, the fair value of the credit derivatives was a liability of $2.0 million. As of September 30, 2010, the Company had collateral of $2.3 million posted with the counterparties to credit default swaps. The collateral is counterparty specific and is not tied to any one contract. If the credit default swaps needed to be settled immediately, the Company would need to post no additional payments. As a result of the ongoing disruption in the credit markets, the fair value of these derivatives has fluctuated in response to changing market conditions. The Company believes that the unrealized loss recorded on the $25.0 million notional of credit default swaps is not indicative of the economic value of the investment.

The Company records its derivative instruments in the consolidated condensed balance sheet in “other long-term investments” and “other liabilities” in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship in accordance with GAAP. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) - derivative financial instruments”.

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

•                  The Company uses interest rate swaps to convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based rates. As of September 30, 2010, the Company did not hold any positions in these swaps. For the nine months ended September 30, 2009, the Company recognized pre-tax losses of $0.1 million representing the change in value of these derivatives and related net settlements.

•                  The Company uses equity and interest rate futures to mitigate the risk related to certain guaranteed minimum benefits within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in net pre-tax losses of $8.4 million for the three and nine months ended September 30, 2010, and the interest rate futures resulted in a net pre-tax gain of $23.0 million for the three and nine months ended September 30, 2010. Such positions were not held in the year-ago periods.

•      The interest rate futures held by the Company during 2009 were used to mitigate interest rate risk associated with our commitment to fund pending commercial mortgage loans. For the nine months ended September 30, 2009, the Company recognized pre-tax gains of $ $6.9 million as a result of changes in value of these futures positions.

•                  The Company uses certain interest rate swaps to mitigate interest rate risk related to floating rate exposures. The Company recognized pre-tax losses of $4.7 million and $13.5 million for the three and nine months ended September 30, 2010, respectively, and a pre-tax loss of $8.0 million and a pre-tax gain of $28.4 million on interest rate swaps for the three and nine months ended September 30, 2009, respectively.

•                  The Company uses other swaps and options to manage risk related to other exposures. The Company recognized pre-tax losses of $0.4 million for the three months ended September 30, 2010, and pre-tax gains of $0.4 million for the nine months ended September 30, 2010. The Company recognized pre-tax gains of $2.4 million and $4.6 million for the three and nine months ended September 30, 2009, respectively, for the change in fair value of these derivatives.

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

•                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax losses of $19.1 million and $59.3 million for the three and nine months ended September 30, 2010, respectively, and a pre-tax loss of $31.2 million and a pre-tax gain of $1.1 million for three and nine months ended September 30, 2009, related to these embedded derivatives, respectively.

•                  The Company entered into credit default swaps and various other derivative positions to enhance the return on its investment portfolio. The Company reported net pre-tax gains of $1.0 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, and pre-tax gains of $0.1 million and $2.7 million for the three and nine months ended September 30, 2009, related to credit default swaps, respectively, from the change in swaps’ fair value and premium income.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of September 30, 2010		As of December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$25,000	$340	$75,000	$16,174
Embedded derivative - Modco reinsurance treaties	29,797	2,395	1,883,109	5,907
Embedded derivative - GMWB	533,442	8,885	429,562	10,579
Interest rate futures	500,641	1,337	—	—
Other	13,090	160	66,250	6,791
	$1,101,970	$13,117	$2,453,921	$39,451
Other liabilities
Cash flow hedges:
Inflation	$293,379	$19,087	$343,526	$19,141
Interest rate	75,000	6,712	175,000	11,965
Derivatives not designated as hedging instruments:
Credit default swaps	25,000	2,006	25,000	2,172
Interest rate swaps	110,000	12,296	110,000	7,011
Embedded derivative - Modco reinsurance treaties	2,870,743	257,480	1,077,376	81,339
Embedded derivative GMWB	1,615,776	82,037	660,090	24,423
Equity futures	309,932	14,031	—	—
Other	1,068	64	12,703	2,832
	$5,300,898	$393,713	$2,403,695	$148,883

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended September 30, 2010			For The Nine Months Ended September 30, 2010
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(842)	$—	$—	$(2,958)
Inflation	—	—	1,532	—	—	(2,360)

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(1,774)	$—	$—	$(5,747)	$—
Inflation	—	(965)	—	—	(2,049)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$25	$—	$—	$(311)	$—	$—

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended September 30, 2009			For The Nine Months Ended September 30, 2009
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(5,822)	$—	$—	$(1,958)
Inflation	—	—	(3,049)	—	—	21,987

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(1,979)	$—	$—	$(5,876)	$—
Inflation	—	(3,682)	—	—	(8,151)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$87	$—	$—	$1,041	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $0.7 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses) - derivative financial instruments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
Interest rate risk:
Interest rate futures	$23,047	$—	$23,047	$6,889
Interest rate swaps	(4,676)	(8,008)	(13,450)	28,351
Credit risk	1,040	182	404	2,733
Embedded derivative - Modco reinsurance treaties	(85,496)	(158,937)	(179,654)	(244,726)
Embedded derivative - GMWB	(19,105)	(31,210)	(59,307)	1,132
Derivatives related to equity futures	(8,444)	—	(8,444)	—
Other	(400)	2,433	410	4,523
	$(94,034)	$(195,540)	$(236,994)	$(201,098)

Realized investment gains (losses) - all other investments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands)

Fixed income Modco trading portfolio(1)	$96,689	$164,732	$204,749	$273,639

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

•            The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Policies acquired through the Acquisitions segment are typically “closed” blocks of business (no new policies are being marketed). Therefore, in such instances, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

There were no significant intersegment transactions during the nine months ended September 30, 2010 and 2009.

The following tables summarize financial information for the Company’s segments:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
Revenues
Life Marketing	$309,986	$285,737	$917,118	$834,782
Acquisitions	188,177	189,942	564,473	590,694
Annuities	141,129	96,050	367,184	360,480
Stable Value Products	42,031	49,075	127,260	173,129
Asset Protection	67,756	69,619	201,956	204,622
Corporate and Other	54,022	656	128,982	34,667
Total revenues	$803,101	$691,079	$2,306,973	$2,198,374
Segment Operating Income (Loss)
Life Marketing	$30,868	$26,544	$107,301	$106,233
Acquisitions	27,866	33,061	89,425	101,723
Annuities	22,704	16,075	41,496	36,995
Stable Value Products	8,339	14,339	30,345	51,522
Asset Protection	5,154	5,731	24,837	16,667
Corporate and Other	405	(22,826)	(15,350)	(22,425)
Total segment operating income	95,336	72,924	278,054	290,715
Realized investment (losses) gains - investments(1)(3)	101,566	135,388	187,960	131,411
Realized investment (losses) gains - derivatives(2)	(89,828)	(166,676)	(193,004)	(208,116)
Income tax expense	(36,626)	(14,051)	(91,412)	(73,533)
Net income available to PLC’s common shareowners	$70,448	$27,585	$181,598	$140,477
(1) Realized investment (losses) gains - investments	$103,172	$134,608	$190,108	$129,767
Less: related amortization of DAC/VOBA	1,606	(780)	2,148	(1,644)
	$101,566	$135,388	$187,960	$131,411

(2) Realized investment gains (losses) - derivatives	$(94,034)	$(195,540)	$(236,994)	$(201,098)
Less: settlements on certain interest rate swaps	42	—	126	3,401
Less: derivative activity related to certain annuities	(4,248)	(28,864)	(44,116)	3,617
	$(89,828)	$(166,676)	$(193,004)	$(208,116)

(3) Includes other-than-temporary impairments of $7.6 million and $36.3 million for the three and nine months ended September 30, 2010, respectively, and $31.0 million and $161.8 million for the three and nine months ended September 30, 2009, respectively.

	Operating Segment Assets
	As of September 30, 2010
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,453,739	$9,100,225	$12,023,747	$3,096,748
Deferred policy acquisition costs and value of business acquired	2,430,994	733,653	380,812	9,074
Goodwill	10,192	42,587	—	—
Total assets	$11,894,925	$9,876,465	$12,404,559	$3,105,822

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$714,562	$7,761,758	$23,519	$42,174,298
Deferred policy acquisition costs and value of business acquired	84,293	3,658	—	3,642,484
Goodwill	62,670	83	—	115,532
Total assets	$861,525	$7,765,499	$23,519	$45,932,314

	Operating Segment Assets
	As of December 31, 2009
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$8,753,212	$9,136,474	$9,977,456	$3,569,038
Deferred policy acquisition costs and value of business acquired	2,277,256	839,829	430,704	12,112
Goodwill	10,192	44,911	—	—
Total assets	$11,040,660	$10,021,214	$10,408,160	$3,581,150

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$742,456	$6,325,373	$26,372	$38,530,381
Deferred policy acquisition costs and value of business acquired	97,499	5,950	—	3,663,350
Goodwill	62,670	83	—	117,856
Total assets	$902,625	$6,331,406	$26,372	$42,311,587

16.          SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to September 30, 2010, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

On October 22, 2010, PLICO, a wholly owned subsidiary of the Company, (i) entered into a stock purchase agreement (the “Stock Purchase Agreement”) among RBC Insurance Holdings (USA) Inc. (“RBC”), Athene Holding Ltd. (“Athene”), PLICO and, for the purposes of certain sections of the Stock Purchase Agreement, RBC USA Holdco Corporation, and (ii) agreed to enter into a coinsurance agreement (the “Coinsurance Agreement”) with Liberty Life Insurance Company (“Liberty”) under the terms of which PLICO will coinsure substantially all of the life and health business of Liberty, subject to certain exceptions. The transactions contemplated by the Coinsurance Agreement transaction will close in conjunction with the acquisition of Liberty by Athene from RBC, an affiliate of Royal Bank of Canada, pursuant to the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, RBC has agreed to sell the stock of Liberty to Athene for total consideration of approximately $628.1 million, which price is subject to adjustment, and which price includes a redemption of shares of Liberty from Seller immediately prior to the closing. Under the Coinsurance Agreement, PLICO is to pay to Liberty a ceding commission of $200.5 million, subject to adjustment. Using information currently available, PLICO estimates that an additional $39 million will be added to the ceding commission for adjustments. The closing of the acquisition of Liberty by Athene and execution of the Coinsurance Agreement by PLICO and Liberty is conditioned on, among other things, the termination or expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in respect of the acquisition of Liberty by Athene and receipt of approvals from certain regulatory authorities. In connection with the transaction, PLICO, Liberty and RBC will enter into a transition services agreement at closing, pursuant to which RBC will provide certain administrative services and assistance to PLICO and Liberty for a period of time thereafter and PLICO and Liberty will enter into an administrative services agreement, pursuant to which the Company will provide certain administrative services to Liberty for prescribed time periods following the closing. The closing is expected to occur in the first quarter of 2011.

The Company has publicly disclosed plans to enter into an agreement that will provide for a letter of credit (“LOC”) to support statutory reserves related to a certain block of traditional life business. The Company plans for the transaction to close in the fourth quarter of 2010. This transaction will be contingent upon, among other things, receipt of approvals from certain regulatory authorities.

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

•                  Acquisitions - We focus on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed). Therefore, in such instances, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

EXECUTIVE SUMMARY

We delivered solid financial results during the first three quarters of 2010. Mortality continued a favorable trend in all three quarters and we continued to take advantage of depressed market valuations by repurchasing portions of our outstanding non-recourse funding obligations at a significant discount. While we experienced negative fair value changes in the Annuities segment during the third quarter, the impact of this was mitigated to a large degree by a program we began in the third quarter of 2010 of transacting in equity and interest rate futures to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits (“GMWB”), within our variable annuity products.

We continued our strategy of growth in the Annuities segment and are encouraged by the sales momentum we have gained in moving our life sales product mix to a universal life product focus. We remain focused on introducing innovative, differentiated products to our markets, optimizing capital deployment, managing crediting rates and growing our distribution networks.

In addition, we have signed agreements that, upon closing, will allow us to deploy an estimated $570 million of capital through the acquisition of United Investors Life Insurance Company and the reinsurance of a life and health insurance block from Liberty Life Insurance Company. These transactions should provide accretive earnings growth and improve our consolidated return on equity starting in 2011.

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

•                  equity market and interest rate volatility could negatively impact our business;

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income available to PLC’s common shareowners:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$30,868	$26,544	16.3%	$107,301	$106,233	1.0%
Acquisitions	27,866	33,061	(15.7)	89,425	101,723	(12.1)
Annuities	22,704	16,075	41.2	41,496	36,995	12.2
Stable Value Products	8,339	14,339	(41.8)	30,345	51,522	(41.1)
Asset Protection	5,154	5,731	(10.1)	24,837	16,667	49.0
Corporate and Other	405	(22,826)	n/m	(15,350)	(22,425)	(31.5)
Total segment operating income	95,336	72,924	30.7	278,054	290,715	(4.4)
Realized investment gains (losses) - investments(1)(3)	101,566	135,388		187,960	131,411
Realized investment gains (losses) - derivatives(2)	(89,828)	(166,676)		(193,004)	(208,116)
Income tax expense	(36,626)	(14,051)		(91,412)	(73,533)
Net income available to PLC’s common shareowners	$70,448	$27,585	n/m	$181,598	$140,477	29.3
(1) Realized investment gains (losses) - investments(3)	$103,172	$134,608		$190,108	$129,767
Less: related amortization of DAC/VOBA	1,606	(780)		2,148	(1,644)
	$101,566	$135,388		$187,960	$131,411

(2) Realized investment gains (losses) - derivatives	$(94,034)	$(195,540)		$(236,994)	$(201,098)
Less: settlements on certain interest rate swaps	42	—		126	3,401
Less: derivative activity related to certain annuities	(4,248)	(28,864)		(44,116)	3,617
	$(89,828)	$(166,676)		$(193,004)	$(208,116)

(3) Includes other-than-temporary impairments of $7.6 million and $36.3 million for the three and nine months ended September 30, 2010, respectively, and $31.0 million and $161.8 million for the three and nine months ended September 30, 2009, respectively.

For The Three Months Ended September 30, 2010 as compared to The Three Months Ended September 30, 2009

Net income available to PLC’s common shareowners for the three months ended September 30, 2010, included a $22.4 million, or 30.7%, increase in segment operating income. The increase was primarily related to a $4.3 million increase in the Life Marketing segment, a $6.6 million increase in operating income in the Annuities segment, and a $23.2 million increase in the Corporate and Other segment. These increases were partially offset by a decrease of $5.2 million in operating income in the Acquisitions segment, a $6.0 million decrease in the Stable Value Products segment, and a $0.6 million decrease in the Asset Protection segment. Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment increased operating earnings by $5.6 million in the three months ended September 30, 2010, and fair value changes represented $4.7 million of the overall decrease in segment operating income compared to the same quarter last year.

We experienced net realized gains of $9.1 million for the three months ended September 30, 2010, as compared to net realized losses of $60.9 million for the three months ended September 30, 2009. The gains realized for the three months ended September 30, 2010, were primarily caused by $11.2 million of gains related to the net activity related to the modified coinsurance portfolio and derivative activity and $17.9 million of gains related to investment securities sale activity. Additionally, net gains of $14.6 million related to equity and interest rate futures that were entered into to mitigate risk related to certain guaranteed minimum benefits. Offsetting these gains were $19.1 million of losses related to GMWB embedded derivative valuation changes, $7.6 million of other-than-temporary impairment credit-related losses, and mark-to-market losses of $4.7 million on interest rate swaps.

•      Life Marketing segment operating income was $30.9 million for the three months ended September 30, 2010, representing an increase of $4.3 million, or 16.3%, from the three months ended September 30, 2009. The increase was primarily due to more favorable mortality results partially offset by higher operating expenses.

•      Acquisitions segment operating income was $27.9 million for the three months ended September 30, 2010, a decrease of $5.2 million, or 15.7%, as compared to the three months ended September 30, 2009, primarily due to unfavorable DAC unlocking of $2.0 million in the current quarter, as compared to favorable DAC unlocking of $1.7 million in the year-ago quarter.

•      Annuities segment operating income was $22.7 million for the three months ended September 30, 2010, as compared to $16.1 million for the three months ended September 30, 2009, an increase of $6.6 million. This change included a favorable $1.2 million variance related to fair value changes, made up of a $1.4 million unfavorable variance related to the equity indexed annuity (“EIA”) product and a $2.6 million favorable variance related to derivatives associated with the variable annuity (“VA”) GMWB rider. The remaining $5.4 variance in operating income was driven by a $5.8 million increase in VA operating income (excluding the fair value change previously mentioned), largely due to increased policy fees and other income.

•      Stable Value Products segment operating income was $8.3 million and decreased $6.0 million, or 41.8%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. Additionally, we called certain retail notes, which has accelerated DAC amortization on those called contracts. The operating spread decreased 42 basis points to 100 basis points for the three months ended September 30, 2010, as compared to an operating spread of 142 basis points during the three months ended September 30, 2009.

•      Asset Protection segment operating income was $5.2 million, representing a decrease of $0.6 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Credit insurance earnings decreased $0.9 million as compared to the prior year, primarily due to lower volume and higher expenses. Service contract earnings decreased $0.6 million, or 14.9%, as compared to the prior year, primarily due to higher loss ratios in certain product lines. Earnings from other products increased $1.0 million for the three months ended September 30, 2010, as compared to the prior year due to favorable loss experience in the GAP product line.

•      Corporate and Other segment operating income was $0.4 million for the three months ended September 30, 2010, as compared to an operating loss of $22.8 million for the three months ended September 30, 2009. This improvement was primarily due to the growth in net investment income and a $3.9 million pre-tax gain on the repurchase of non-recourse funding obligations. Partially offsetting the increase was a decrease of $5.9 million related to a portfolio of securities designated for trading compared to the same period in 2009.

For The Nine Months Ended September 30, 2010 as compared to The Nine Months Ended September 30, 2009

Net income available to PLC’s common shareowners for the nine months ended September 30, 2010, included a $12.7 million, or 4.4%, decrease in segment operating income. The decrease was primarily related to a $12.3 million decrease in the Acquisitions segment and a $21.2 million decrease in the Stable Value Products segment. These decreases were partially offset by an increase of $1.1 million in operating income in the Life Marketing segment, a $4.5 million increase in the Annuities segment, an $8.2 million increase in the Asset Protection segment, and a $7.1 million improvement in the Corporate & Other segment. Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment decreased operating earnings by $1.8 million in the nine months ended September 30, 2010.

We experienced net realized losses of $46.9 million for the nine months ended September 30, 2010, as compared to net realized losses of $71.3 million for the nine months ended September 30, 2009. The losses realized for the nine months ended September 30, 2010, were primarily caused by $59.3 million of losses related to GMWB embedded derivative valuation changes, $36.3 million of other-than-temporary impairment credit-related losses, and mark-to-market losses of $13.5 million on interest rate swaps. Offsetting these losses were $25.1 million of gains related to the net activity related to the modified coinsurance portfolio and derivative activity and $30.3 million of gains related to investment securities sale activity. Additionally, net gains of $14.6 million related to equity and interest rate futures that were entered into to mitigate risk related to certain guaranteed minimum benefit.

•      Life Marketing segment operating income was $107.3 million for the nine months ended September 30, 2010, representing an increase of $1.1 million, or 1.0%, from the nine months ended September 30, 2009. The increase was primarily due to more favorable mortality results partially offset by higher operating expenses.

•      Acquisitions segment operating income was $89.4 million for the nine months ended September 30, 2010, a decrease of $12.3 million, or 12.1%, as compared to the nine months ended September 30, 2009, primarily due to unfavorable DAC unlocking of $2.0 million in the current quarter, as compared to favorable DAC unlocking of $1.7 million in the year-ago quarter.

•      Annuities segment operating income was $41.5 million for the nine months ended September 30, 2010, as compared to $37.0 million for the nine months ended September 30, 2009, an increase of $4.5 million. This change included an unfavorable $27.1 million variance related to fair value changes, of which $3.2 million was related to the EIA product and $23.9 million was related to derivatives associated with the VA GMWB rider, caused primarily by changes in equity markets and lower interest rates. The remaining favorable $31.6 million variance in operating income was primarily driven by a $19.3 million unlocking charge recorded within the VA line during the nine months ended September 30, 2009. Other items accounted for the remainder of the variance, including a $6.1 million reduction in death benefit payments on the VA line and a $7.4 million increase in earnings related to wider spreads and average account value growth of 46.8% in the single premium deferred annuity (“SPDA”) line.

•      Stable Value Products segment operating income was $30.3 million and decreased $21.2 million, or 41.1%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the nine months ended September 30, 2010, compared with $1.9 million for the nine months ended September 30, 2009. We also called certain retail notes, which has accelerated DAC amortization on those called contracts. The operating spread decreased 38 basis points to 117 basis points for the nine months ended September 30, 2010, as compared to an operating spread of 155 basis points during the nine months ended September 30, 2009.

•      Asset Protection segment operating income was $24.8 million, representing an increase of $8.2 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Credit insurance earnings decreased $2.8 million as compared to the prior year, primarily due to unfavorable loss experience and lower investment income. Service contract earnings remained consistent as compared to the prior year. Earnings from other products, including runoff lines, increased $11.0 million for the nine months ended September 30, 2010, as compared to the prior year. The increase resulted primarily from a $7.8 million excess reserve release in the first quarter of 2010 related to the final settlement in the runoff Lender’s Indemnity line of business. Favorable loss experience in the GAP product line also contributed to the increase.

•      Corporate and Other segment operating loss decreased $7.1 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. This variance was primarily due to growth in the segment’s investment income due to deploying liquidity and yield improvements. In addition, during the nine months ended September 30, 2010, a $13.3 million pre-tax gain was recognized on the repurchase of non-recourse funding obligations. Offsetting this was a negative variance related to mark-to-market adjustments on a portfolio of securities designated for trading. The trading portfolio accounted for a decrease of $33.0 million compared to the prior year.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$379,745	$379,823	(0.0)%	$1,161,035	$1,152,676	0.7%
Reinsurance ceded	(190,877)	(202,708)	(5.8)	(595,172)	(650,874)	(8.6)
Net premiums and policy fees	188,868	177,115	6.6	565,863	501,802	12.8
Net investment income	96,977	89,035	8.9	282,884	273,395	3.5
Other income	24,141	19,587	23.3	68,371	59,585	14.7
Total operating revenues	309,986	285,737	8.5	917,118	834,782	9.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	260,177	215,567	20.7	697,765	600,078	16.3
Amortization of deferred policy acquisition costs	1,172	40,142	(97.1)	66,142	109,274	(39.5)
Other operating expenses	17,769	3,484	n/m	45,910	19,197	n/m
Total benefits and expenses	279,118	259,193	7.7	809,817	728,549	11.2
INCOME BEFORE INCOME TAX	30,868	26,544	16.3	107,301	106,233	1.0
OPERATING INCOME	$30,868	$26,544	16.3	$107,301	$106,233	1.0

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$8,291	$25,589	(67.6)%	$46,682	$74,842	(37.6)%
Universal life	30,427	15,383	97.8	75,645	40,998	84.5
Variable universal life	1,113	912	22.0	3,383	2,408	40.5
	$39,831	$41,884	(4.9)	$125,710	$118,248	6.3
Sales By Distribution Channel
Brokerage general agents	$24,033	$26,301	(8.6)	$77,038	$73,548	4.7
Independent agents	5,369	6,923	(22.4)	18,314	21,287	(14.0)
Stockbrokers / banks	8,425	7,753	8.7	25,427	21,435	18.6
BOLI / other	2,004	907	n/m	4,931	1,978	n/m
	$39,831	$41,884	(4.9)	$125,710	$118,248	6.3
Average Life Insurance In-force(1)
Traditional	$495,354,664	$492,663,792	0.5	$496,241,622	$488,097,799	1.7
Universal life	55,642,909	53,218,615	4.6	54,623,736	53,105,121	2.9
	$550,997,573	$545,882,407	0.9	$550,865,358	$541,202,920	1.8
Average Account Values
Universal life	$5,607,058	$5,346,218	4.9	$5,512,750	$5,349,260	3.1
Variable universal life	320,361	279,935	14.4	322,216	258,323	24.7
	$5,927,419	$5,626,153	5.4	$5,834,966	$5,607,583	4.1

Traditional Life Mortality Experience(2)	$3,187	$(4,911)		$24,387	$3,991
Universal Life Mortality Experience(2)	$127	$1,305		$3,084	$4,295

(1) Amounts are not adjusted for reinsurance ceded.

(2) Represents the estimated pre-tax earnings impact resulting from mortality variances. We periodically review and update as appropriate our key assumptions in calculating mortality. Changes to these assumptions result in adjustments, which may increase or decrease previously reported mortality amounts.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$49,403	$48,753	1.3%	$152,904	$135,930	12.5%
Renewal commissions	8,832	8,966	(1.5)	26,588	27,264	(2.5)
First year ceding allowances	(2,480)	(2,587)	(4.1)	(6,958)	(11,989)	(42.0)
Renewal ceding allowances	(44,526)	(52,271)	(14.8)	(138,752)	(160,341)	(13.5)
General & administrative	41,449	44,966	(7.8)	123,048	119,923	2.6
Taxes, licenses, and fees	9,044	7,847	15.3	25,563	22,599	13.1
Other operating expenses incurred	61,722	55,674	10.9	182,393	133,386	36.7
Less: commissions, allowances & expenses capitalized	(66,724)	(71,648)	(6.9)	(202,308)	(173,618)	16.5
Other insurance company operating expenses	(5,002)	(15,974)	(68.7)	(19,915)	(40,232)	(50.5)
Marketing Companies:
Commissions	17,925	14,384	24.6	51,137	44,047	16.1
Other operating expenses	4,846	5,074	(4.5)	14,688	15,382	(4.5)
Other marketing company operating expenses	22,771	19,458	17.0	65,825	59,429	10.8
Other operating expenses	$17,769	$3,484	n/m	$45,910	$19,197	n/m

For The Three Months Ended September 30, 2010 as compared to The Three Months Ended September 30, 2009

Segment operating income

Operating income was $30.9 million for the three months ended September 30, 2010, representing an increase of $4.3 million, or 16.3%, from the three months ended September 30, 2009. The increase was primarily due to more favorable mortality results partially offset by higher operating expenses.

Operating revenues

Total revenues for the three months ended September 30, 2010, increased $24.2 million, or 8.5%, as compared to the three months ended September 30, 2009. This increase was the result of higher premiums and policy fees, higher investment income due to increases in net in-force reserves, and higher sales in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $11.8 million, or 6.6%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to an increase in retention levels on certain traditional life products and continued growth in universal life in-force business. Our maximum retention level for newly issued traditional life and universal life products is generally $2,000,000.

Net investment income

Net investment income in the segment increased $7.9 million, or 8.9%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Increased retained traditional and universal life reserves led to increased investment income in the second quarter of 2010 compared to the second quarter of 2009. Decreases in BOLI fund value led to slightly lower BOLI investment income in the same period. In addition, the impact of our traditional and universal life capital markets programs on investment income allocated to the segment caused an increase of $1.0 million compared to the prior year’s quarter.

Other income

Other income increased $4.6 million, or 23.3%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The increase relates primarily to higher sales levels in the segment’s marketing companies.

Benefits and settlement expenses

Benefits and settlement expenses increased by $44.6 million, or 20.7%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products, and higher credited interest on UL products resulting from increases in account values. The estimated mortality impact to earnings related to traditional and universal life products, for the three months ended September 30, 2010, was favorable by $3.3 million and was approximately $6.9 million more favorable than the estimated mortality impact on earnings for the three months ended September 30, 2009. Additionally, the unlocking process increased this line by $29.4 million during the three months ended September 30, 2010, primarily due to the impact of changes in lapse and mortality assumptions.

Amortization of DAC

DAC amortization decreased $39.0 million, or 97.1%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The decrease was primarily driven by a $32.1 million impact related to more favorable unlocking on universal life and BOLI amortization, partially offset by growth in retained life insurance in-force as compared to 2009. The effect of unlocking was primarily driven by lower lapses and mortality experience and their impact on the unlocking process.

Other operating expenses

Other operating expenses increased $14.3 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. This increase reflects higher marketing company expenses associated with higher marketing company sales, higher general administrative expenses, a reduction in reinsurance allowances, and interest expense of $3.9 million associated with a letter of credit facility designed to fund traditional life statutory reserves.

Sales

Sales for the segment decreased $2.1 million, or 4.9%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products resulting in less competitive product positioning and greater focus on the universal life product line. Universal life sales increased $15.0 million, or 97.8%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to our increased focus on the product line.

For The Nine Months Ended September 30, 2010 as compared to The Nine Months Ended September 30, 2009

Segment operating income

Operating income was $107.3 million for the nine months ended September 30, 2010, representing an increase of $1.1 million, or 1.0%, from the nine months ended September 30, 2009. The increase was primarily due to more favorable mortality results partially offset by higher operating expenses.

Operating revenues

Total revenues for the nine months ended September 30, 2010, increased $82.3 million, or 9.9%, as compared to the nine months ended September 30, 2009. This increase was the result of higher premiums and policy fees, higher investment income due to increases in net in-force reserves, and higher sales in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $64.1 million, or 12.8%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to an increase in retention levels on certain traditional life products and continued growth in universal life in-force business. Our maximum retention level for newly issued traditional life and universal life products is generally $2,000,000.

Net investment income

Net investment income in the segment increased $9.5 million, or 3.5%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Increased retained universal life reserves led to increased investment income for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Decreases in BOLI fund value led to lower BOLI investment income in the same period. Traditional life statutory reserving methodology changes have reduced our statutory reserves, thus reducing the investment income allocated to the segment in the first quarter of 2010 compared to the first quarter of 2009. However, growth in traditional in-force more than offset the impact of the reserve methodology changes. In addition, the impact of our traditional and universal life capital markets programs on investment income allocated to the segment caused a reduction of $4.3 million between 2009 and 2010.

Other income

Other income increased $8.8 million, or 14.7%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The increase relates primarily to higher sales in the marketing companies, fees on variable universal life funds, and interest on modified coinsurance transactions.

Benefits and settlement expenses

Benefits and settlement expenses increased by $97.7 million, or 16.3%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values, partially offset by more favorable mortality. The estimated mortality impact to earnings related to traditional and universal life products, for the nine months ended September 30, 2010, was favorable by $27.5 million and was approximately $19.2 million more favorable than the estimated mortality impact on earnings for the nine months ended September 30, 2009. Additionally, the unlocking process increased this line by $29.4 million during the nine months ended September 30, 2010, primarily due to the impact of changes in lapse and mortality assumptions.

Amortization of DAC

DAC amortization decreased $43.1 million, or 39.5%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The decrease was primarily driven by a $32.1 million impact related to more favorable unlocking on universal life and BOLI amortization, partially offset by growth in retained life insurance in-force as compared to 2009. The effect of unlocking was primarily driven by lower lapses and mortality experience and their impact on the unlocking process.

Other operating expenses

Other operating expenses increased $26.7 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. This increase reflects higher marketing company expenses associated with higher sales, higher general administrative expenses, a reduction in reinsurance allowances, and interest expense of $6.8 million associated with a letter of credit facility designed to fund traditional life statutory reserves.

Sales

Sales for the segment increased $7.5 million, or 6.3%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products resulting in a less competitive product positioning and greater focus on the universal life product line. Universal life sales increased $34.6 million, or 84.5%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to our increased focus on the product line.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(190,877)	$(202,708)	$(595,172)	$(650,874)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(194,544)	(184,794)	(633,286)	(653,683)
Amortization of deferred policy acquisition costs	17,010	(7,015)	(2,971)	(36,236)
Other operating expenses (1)	(34,525)	(39,379)	(101,481)	(108,394)
Total benefits and expenses	(212,059)	(231,188)	(737,738)	(798,313)

NET IMPACT OF REINSURANCE (2)	$21,182	$28,480	$142,566	$147,439

Allowances received	$(47,006)	$(54,858)	$(145,710)	$(172,331)
Less: Amount deferred	12,481	15,479	44,229	63,937
Allowances recognized (ceded other operating expenses) (1)	$(34,525)	$(39,379)	$(101,481)	$(108,394)

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

For The Three Months Ended September 30, 2010 as compared to The Three Months Ended September 30, 2009

The decrease in ceded premiums above for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was caused primarily by lower ceded traditional life premiums and policy fees of $15.4 million.

Ceded benefits and settlement expenses were higher for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, due to larger increases in ceded reserves and increased ceded claims. Traditional ceded benefits decreased $16.2 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, due to a lower increase in ceded reserves, partly offset by slightly higher ceded death benefits. Universal life ceded benefits increased $25.5 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, due to larger changes in ceded reserves and higher ceded claims. Ceded universal life claims were $5.2 million higher for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.

Ceded amortization of deferred policy acquisitions costs decreased for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to the differences in unlocking between the two periods.

Total allowances received for the three months ended September 30, 2010, decreased from the three months ended September 30, 2009, due to the change in our traditional life reinsurance strategy, resulting in an increase in our retention level.

For The Nine Months Ended September 30, 2010 as compared to The Nine Months Ended September 30, 2009

The decrease in ceded premiums above for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was caused primarily by lower ceded traditional life premiums and policy fees of $53.2 million.

Ceded benefits and settlement expenses were lower for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, due to lower increases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits decreased $58.5 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, due to a lower increase in ceded reserves and lower ceded death benefits. Universal life ceded benefits increased $38.5 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, due to higher ceded claims and a higher change in ceded reserves. Ceded universal life claims were $23.6 million higher for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Ceded amortization of deferred policy acquisitions costs decreased for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the differences in unlocking between the two periods.

Total allowances received for the nine months ended September 30, 2010, decreased from the nine months ended September 30, 2009, due to the change in our traditional life reinsurance strategy, resulting in an increase in our retention level.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$167,985	$175,521	(4.3)%	$507,095	$538,681	(5.9)%
Reinsurance ceded	(108,296)	(112,325)	(3.6)	(318,922)	(337,414)	(5.5)
Net premiums and policy fees	59,689	63,196	(5.5)	188,173	201,267	(6.5)
Net investment income	114,045	118,202	(3.5)	346,194	361,258	(4.2)
Other income	2,011	1,519	32.4	4,659	4,514	3.2
Total operating revenues	175,745	182,917	(3.9)	539,026	567,039	(4.9)
Realized gains (losses) - investments	97,784	163,529		203,455	268,937
Realized gains (losses) - derivatives	(85,352)	(156,504)		(178,008)	(245,282)
Total revenues	188,177	189,942		564,473	590,694
BENEFITS AND EXPENSES
Benefits and settlement expenses	125,234	131,786	(5.0)	386,262	406,290	(4.9)
Amortization of deferred policy acquisition costs and value of business acquired	17,558	15,547	12.9	46,621	47,942	(2.8)
Other operating expenses	5,087	2,523	n/m	16,718	11,084	50.8
Operating benefits and expenses	147,879	149,856	(1.3)	449,601	465,316	(3.4)
Amortization of DAC / VOBA related to realized gains (losses) - investments	993	(3,120)		870	(3,214)
Total benefits and expenses	148,872	146,736	1.5	450,471	462,102	(2.5)
INCOME BEFORE INCOME TAX	39,305	43,206	(9.0)	114,002	128,592	(11.3)
Less: realized gains (losses)	12,432	7,025		25,447	23,655
Less: related amortization of DAC/VOBA	(993)	3,120		(870)	3,214
OPERATING INCOME	$27,866	$33,061	(15.7)	$89,425	$101,723	(12.1)

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$183,168,231	$195,874,655	(6.5)%	$186,246,146	$199,239,104	(6.5)%
Universal life	26,560,573	28,071,127	(5.4)	26,946,023	28,505,293	(5.5)
	$209,728,804	$223,945,782	(6.3)	$213,192,169	$227,744,397	(6.4)
Average Account Values
Universal life	$2,677,935	$2,813,434	(4.8)	$2,714,247	$2,837,554	(4.3)
Fixed annuity(2)	3,347,013	3,535,209 (4)	(5.3)	3,386,229	3,638,618 (4)	(6.9)
Variable annuity	129,953	134,911	(3.7)	134,640	128,336	4.9
	$6,154,901	$6,483,554	(5.1)	$6,235,116	$6,604,508	(5.6)
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.91%	5.91%		5.94%	5.94%
Interest credited to policyholders	4.10	4.16		4.16	4.16
Interest spread	1.81%	1.75%		1.78%	1.78%

(1)	Amounts are not adjusted for reinsurance ceded.
(2)	Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3)

Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.28% and 6.32%, respectively for the three and nine months ended September 30, 2010, compared to 6.28% and 6.32%, respectively, for the three and nine months ended September 30, 2009.

(4)	Certain changes in methodology were made in the current year. Prior years have been adjusted to make amounts comparable to current year.

For The Three Months Ended September 30, 2010 as compared to The Three Months Ended September 30, 2009

Segment operating income

Operating income was $27.9 million for the three months ended September 30, 2010, a decrease of $5.2 million, or 15.7%, as compared to the three months ended September 30, 2009, primarily due to unfavorable DAC unlocking of $2.0 million in the current quarter, as compared to favorable DAC unlocking of $1.7 million in the year-ago quarter.

Operating Revenues

Net premiums and policy fees decreased $3.5 million, or 5.5%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to runoff of the in-force business. Net investment income decreased $4.2 million, or 3.5%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, due to runoff of the segment’s in-force business, resulting in a reduction of invested assets and lower investment income.

Total Benefits and expenses

Total benefits and expenses increased $2.1 million, or 1.5%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The increase related primarily to higher amortization of DAC/VOBA related to realized gains on investments for the three months ended September 30, 2010, as compared to lower amortization of DAC/VOBA related to realized losses for the three months September 30, 2009, partially offset by the expected runoff of the in-force business and fluctuations in mortality. In the third quarter of 2010, we had unfavorable DAC unlocking of $2.0 million in the current quarter, as compared to favorable DAC unlocking of $1.7 million in the year-ago quarter.

For The Nine Months Ended September 30, 2010 as compared to The Nine Months Ended September 30, 2009

Segment operating income

Operating income was $89.4 million for the nine months ended September 30, 2010, a decrease of $12.3 million, or 12.1%, as compared to the nine months ended September 30, 2009, primarily due to unfavorable DAC unlocking of $2.0 million in the current quarter, as compared to favorable DAC unlocking of $1.7 million in the year-ago quarter.

Operating Revenues

Net premiums and policy fees decreased $13.1 million, or 6.5%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to runoff of the in-force business. Net investment income decreased $15.1 million, or 4.2%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, due to runoff of the segment’s in-force business, resulting in a reduction of invested assets and lower investment income.

Total Benefits and expenses

Total benefits and expenses decreased $11.6 million, or 2.5%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The decrease related primarily to the expected runoff of the in-force business and fluctuations in mortality, partially offset by higher operating expenses and amortization related to realized gains on investments. In the third quarter of 2010, we had unfavorable DAC unlocking of $2.0 million in the current quarter, as compared to favorable DAC unlocking of $1.7 million in the year-ago quarter.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(108,296)	$(112,325)	$(318,922)	$(337,414)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(94,287)	(100,107)	(273,257)	(289,436)
Amortization of deferred policy acquisition costs	(6,583)	(3,343)	(14,236)	(12,620)
Other operating expenses	(13,317)	(15,835)	(41,212)	(46,541)
Total benefits and expenses	(114,187)	(119,285)	(328,705)	(348,597)

NET IMPACT OF REINSURANCE(1)	$5,891	$6,960	$9,783	$11,183

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

The net impact of reinsurance was less favorable by $1.1 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, as decreases in total benefits and expenses more than offset decreases in ceded premiums.

The net impact of reinsurance decreased $1.4 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, as decreases in total benefits and expenses more than offset decreases in ceded premiums.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$11,086	$7,416	49.5%	$29,661	$25,807	14.9%
Reinsurance ceded	(41)	(29)	41.4	(116)	(113)	2.7
Net premiums and policy fees	11,045	7,387	49.5	29,545	25,694	15.0
Net investment income	122,662	113,272	8.3	357,578	324,842	10.1
Realized gains (losses) - derivatives	(4,248)	(28,864)	(85.3)	(44,116)	3,617	n/m
Other income	8,060	4,737	70.1	20,989	12,332	70.2
Total operating revenues	137,519	96,532	42.5	363,996	366,485	(0.7)
Realized gains (losses) - investments	3,610	(482)		3,188	(6,005)
Total revenues	141,129	96,050	46.9	367,184	360,480	1.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	98,023	96,118	2.0	306,798	260,685	17.7
Amortization of deferred policy acquisition costs and value of business acquired	8,003	(22,516)	n/m	(10,540)	49,237	n/m
Other operating expenses	8,789	6,855	28.2	26,242	18,898	38.9
Operating benefits and expenses	114,815	80,457	42.7	322,500	328,820	(1.9)
Amortization of DAC / VOBA related to realized gains (losses) - investments	613	2,340		1,278	2,240
Total benefits and expenses	115,428	82,797	39.4	323,778	331,060	(2.2)
INCOME BEFORE INCOME TAX	25,701	13,253	93.9	43,406	29,420	47.5
Less: realized gains (losses)	3,610	(482)		3,188	(6,005)
Less: related amortization of DAC	(613)	(2,340)		(1,278)	(1,570)
OPERATING INCOME	$22,704	$16,075	41.2	$41,496	$36,995	12.2

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$240,885	$258,146	(6.7)%	$784,213	$988,199	(20.6)%
Variable annuity	436,350	194,430	n/m	1,199,075	510,792	n/m
	$677,235	$452,576	49.6	$1,983,288	$1,498,991	32.3
Average Account Values
Fixed annuity(1)	$8,095,491	$7,218,458	12.1	$7,838,909	$6,948,829	12.8
Variable annuity	3,451,344	2,355,044	46.6	3,191,138	2,039,788	56.4
	$11,546,835	$9,573,502	20.6	$11,030,047	$8,988,617	22.7
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.04%	6.21%		6.07%	6.19%
Interest credited to policyholders	4.50	4.68		4.58	4.80
Interest spread	1.54%	1.53%		1.49%	1.39%

				As of September 30,
				2010	2009	Change
GMDB - Net amount at risk(3)				$318,280	$457,887	(30.5)%
GMDB Reserves				6,970	—	n/m
GMWB Reserves				73,179	31,958	n/m
Account value subject to GMWB rider				2,164,771	857,192	n/m
S&P 500® Index				1,141	1,057	7.9

(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended September 30, 2010 as compared to The Three Months Ended September 30, 2009

Segment operating income

Segment operating income was $22.7 million for the three months ended September 30, 2010, as compared to $16.1 million for the three months ended September 30, 2009, an increase of $6.6 million. This change included a favorable $1.2 million variance related to fair value changes, made up of a $1.4 million unfavorable variance related to the EIA product and a $2.6 million favorable variance related to derivatives associated with the VA GMWB rider. The remaining favorable $5.4 million variance in operating income was driven by a $5.8 million increase in VA operating income (excluding the fair value change previously mentioned), largely due to increased policy fees and other income.

Operating revenues

Segment operating revenues increased $41.0 million, or 42.5%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to favorable fair value changes on the derivatives associated with the VA GMWB rider. In addition, there were increases in net investment income, policy fees, and other income. Average fixed account balances grew 12.1% and average variable account balances grew 46.6% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, resulting in higher investment income, policy fees, and other income.

Benefits and settlement expenses

Benefits and settlement expenses increased $1.9 million, or 2.0%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. This increase was primarily the result of higher credited interest, higher bonus interest amortization, and an unfavorable change of $6.8 million related to unlocking. Partially offsetting this increase was a favorable change of $17.2 million in unearned premium reserve amortization caused primarily by fair value changes associated with the VA GMWB rider. In addition, there was a favorable change of $2.0 million in the fair value component of the EIA reserve.

Amortization of DAC

The increase in DAC amortization for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to fair value changes on the derivatives associated with the VA GMWB rider. Fair value changes on the VA GMWB rider caused an increase in amortization of $9.3 million. Unfavorable DAC unlocking of $3.7 million was recorded by the segment during the three months ended September 30, 2010, as compared to favorable unlocking of $11.3 million during the three months ended September 30, 2009.

Sales

Total sales increased $224.7 million, or 49.6%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Sales of fixed annuities decreased $17.3 million, or 6.7%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The decrease in fixed annuity sales was driven by reduced sales in the market value adjusted (“MVA”) annuity line, primarily attributable to a lower interest rate environment. MVA sales decreased $46.5 million, or 65.1%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Sales of variable annuities increased $241.9 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to a more competitive product and more focus on the VA line of business.

For The Nine Months Ended September 30, 2010 as compared to The Nine Months Ended September 30, 2009

Segment operating income

Segment operating income was $41.5 million for the nine months ended September 30, 2010, as compared to $37.0 million for the nine months ended September 30, 2009, an increase of $4.5 million. This change included an unfavorable $27.1 million variance related to fair value changes, of which $3.2 million was related to the EIA product and $23.9 million was related to derivatives associated with the VA GMWB rider caused primarily by changes in equity markets and lower interest rates. The remaining favorable $31.6 million variance in operating income was primarily driven by a $19.3 million unlocking charge recorded within the VA line during the nine months ended September 30, 2009. Other items accounted for the remainder of the variance, including a $6.1 million reduction in death benefit payments on the VA line and a $7.4 million increase in earnings related to wider spreads and average account value growth of 46.8% in the SPDA line.

Operating revenues

Segment operating revenues decreased $2.5 million, or 0.7%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to unfavorable fair value changes on the derivatives associated with the VA GMWB rider and the EIA product. These losses were partially offset by increases in net investment income, policy fees, and other income. Average fixed account balances grew 12.8% and average variable account balances grew 56.4% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, resulting in higher investment income, policy fees, and other income.

Benefits and settlement expenses

Benefits and settlement expenses increased $46.1 million, or 17.7%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. This increase was primarily the result of higher credited interest and an unfavorable change of $25.8 million in unearned premium reserve amortization. The change in unearned premium amortization was primarily a result of fair value changes associated with the VA GMWB rider. Offsetting this increase was a favorable variance of $4.7 million in EIA fair value changes and a favorable change of $1.6 million in unlocking for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Favorable unlocking of $6.2 million was recorded in the nine months ended September 30, 2010, as compared to $4.6 million during the nine months ended September 30, 2009.

Amortization of DAC

The decrease in DAC amortization for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was primarily due to fair value changes on the VA GMWB rider. Fair value changes on the VA GMWB rider caused a decrease in amortization of $32.1 million. Offsetting this was an unfavorable variance in DAC unlocking of $3.6 million for the nine months ended September 30, 2010, as compared to favorable unlocking of $1.5 million for the nine months ended September 30, 2009.

Sales

Total sales increased $484.3 million, or 32.3%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Sales of fixed annuities decreased $204.0 million, or 20.6%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The decrease in fixed annuity sales was driven by reduced sales in the MVA and immediate annuity lines and was primarily attributable to a lower interest rate environment. MVA sales decreased $239.2 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. SPDA sales increased by $59.1 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to expansion of our distribution channels. Sales of variable annuities increased $688.3 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to a more competitive product and more focus on the VA line of business.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$41,100	$54,024	(23.9)%	$133,244	$174,750	(23.8)%
Other income	—	—	n/m	—	1,866	(100.0)
Realized gains (losses)	931	(4,949)	n/m	(5,984)	(3,487)	71.6
Total revenues	42,031	49,075	(14.4)	127,260	173,129	(26.5)
BENEFITS AND EXPENSES
Benefits and settlement expenses	30,442	37,972	(19.8)	97,145	119,763	(18.9)
Amortization of deferred policy acquisition costs	1,398	893	56.6	3,259	2,664	22.3
Other operating expenses	921	820	12.3	2,495	2,667	(6.4)
Total benefits and expenses	32,761	39,685	(17.4)	102,899	125,094	(17.7)
INCOME BEFORE INCOME TAX	9,270	9,390	(1.3)	24,361	48,035	(49.3)
Less: realized gains (losses)	931	(4,949)		(5,984)	(3,487)
OPERATING INCOME	$8,339	$14,339	(41.8)	$30,345	$51,522	(41.1)

The following table summarizes key data for the Stable Value Products segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009		Change
	(Dollars In Thousands)
Sales
GIC	$66,477	$—	n/m %	$73,977	$—		n/m %
GFA - Direct Institutional	—	—	n/m	400,000	—		n/m
GFA - Registered Notes - Institutional	—	—	n/m	—	—		n/m
GFA - Registered Notes - Retail	—	—	n/m	—	—		n/m
	$66,477	$—	n/m	$473,977	$—		n/m

Average Account Values	$3,331,250	$4,025,344	(17.2)	$3,440,299	$4,256,179		(19.2)
Ending Account Values	$3,105,822	$3,863,612	(19.6)	$3,105,822	$3,863,612		(19.6)

Operating Spread
Net investment income yield	4.93%	5.36%		5.16%	5.47%
Interest credited	3.65	3.77		3.76	3.75
Operating expenses	0.28	0.17		0.23	0.17
Operating spread	1.00%	1.42%		1.17%	1.55	%(1)

(1) Excludes one-time funding agreement retirement gains.

For The Three Months Ended September 30, 2010 as compared to The Three Months Ended September 30, 2009

Segment operating income

Operating income was $8.3 million and decreased $6.0 million, or 41.8%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. Additionally, we called certain retail notes, which has accelerated DAC amortization on those called contracts. The operating spread decreased 42 basis points to 100 basis points for the three months ended September 30, 2010, as compared to an operating spread of 142 basis points during the three months ended September 30, 2009.

Sales

Total sales were $66.5 million for the three months ended September 30, 2010.

For The Nine Months Ended September 30, 2010 as compared to The Nine Months Ended September 30, 2009

Segment operating income

Operating income was $30.3 million and decreased $21.2 million, or 41.1%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the nine months ended September 30, 2010, compared with $1.9 million for the nine months ended September 30, 2009. We also called certain retail notes, which has accelerated DAC amortization on those called contracts. The operating spread decreased 38 basis points to 117 basis points for the nine months ended September 30, 2010, as compared to an operating spread of 155 basis points during the nine months ended September 30, 2009.

Sales

Total sales were $474.0 million for the nine months ended September 30, 2010.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$75,601	$83,020	(8.9)%	$232,100	$254,195	(8.7)%
Reinsurance ceded	(34,826)	(36,600)	(4.8)	(105,386)	(115,783)	(9.0)
Net premiums and policy fees	40,775	46,420	(12.2)	126,714	138,412	(8.5)
Net investment income	7,065	8,038	(12.1)	21,878	25,377	(13.8)
Other income	19,916	15,161	31.4	53,364	40,833	30.7
Total operating revenues	67,756	69,619	(2.7)	201,956	204,622	(1.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	28,942	31,009	(6.7)	74,534	94,482	(21.1)
Amortization of deferred policy acquisition costs	12,250	13,446	(8.9)	37,832	41,233	(8.2)
Other operating expenses	21,487	19,433	10.6	65,021	52,240	24.5
Total benefits and expenses	62,679	63,888	(1.9)	177,387	187,955	(5.6)
INCOME BEFORE INCOME TAX	5,077	5,731	(11.4)	24,569	16,667	47.4
Less: noncontrolling interests	(77)	—	n/m	(268)	—	n/m
OPERATING INCOME	$5,154	$5,731	(10.1)	$24,837	$16,667	49.0

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Sales
Credit insurance	$10,099	$10,345	(2.4)%	$27,484	$27,549	(0.2)%
Service contracts	71,384	64,853	10.1	189,276	169,286	11.8
Other products	15,861	11,038	43.7	40,683	33,920	19.9
	$97,344	$86,236	12.9	$257,443	$230,755	11.6
Loss Ratios (1)
Credit insurance	38.0%	35.6%		37.1%	33.4%
Service contracts	99.1	87.7		88.2	80.9
Other products	19.9	39.5		2.2	59.5

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended September 30, 2010 as compared to The Three Months Ended September 30, 2009

Segment operating income

Operating income was $5.2 million, representing a decrease of $0.6 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Credit insurance earnings decreased $0.9 million as compared to the prior year, primarily due to lower volume and higher expenses. Service contract earnings decreased $0.6 million, or 14.9%, as compared to the prior year, primarily due to higher loss ratios in certain product lines. Earnings from other products increased $1.0 million for the three months ended September 30, 2010 as compared to the prior year due to favorable loss experience in the GAP product line.

Net premiums and policy fees

Net premiums and policy fees decreased $5.6 million, or 12.2%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Credit insurance premiums decreased $1.4 million, or 23.1%, due to the impact of decreasing sales over the past several years and the related impact on earned premiums. Service contract premiums decreased $1.6 million, or 5.9%. Within the other product lines, net premiums decreased $2.6 million, or 19.6%, as compared to the prior year due to a decrease in the GAP product line as a result of decreasing sales in prior years and the related impact on earned premiums.

Other income

Other income increased $4.8 million, or 31.4%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to the impact of taking over the administration of a block of service contract business in the fourth quarter of 2009 and an increase in sales in 2010.

Benefits and settlement expenses

Benefits and settlement expenses decreased $2.1 million, or 6.7%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Credit insurance claims for the three months ended September 30, 2010, as compared to the prior year, decreased $0.4 million, or 17.9%, due to lower volume. Service contract claims increased $1.5 million, or 6.3%, due to higher loss ratios in some product lines. Other products claims decreased $3.1 million, or 59.4%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The decrease was mainly due to improved loss ratios in the GAP product line.

Amortization of DAC and Other operating expenses

Amortization of DAC was $1.2 million, or 8.9%, lower for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to lower earned premiums in the GAP product line. Other operating expenses increased $2.1 million, or 10.6%, for the three months ended September 30, 2010, primarily due to higher retrospective commissions resulting from lower loss ratios in the GAP product line.

Sales

Total segment sales increased $11.1 million, or 12.9%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Credit insurance sales decreased $0.2 million, or 2.4%. Service contract sales increased $6.5 million, or 10.1%, as compared to the prior year. Sales from other products increased $4.8 million, or 43.7%. Increases in the service contract and GAP lines are primarily attributable to the improvement in auto sales over the prior year.

For The Nine Months Ended September 30, 2010 as compared to The Nine Months Ended September 30, 2009

Segment operating income

Operating income was $24.8 million, representing an increase of $8.2 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Credit insurance earnings decreased $2.8 million as compared to the prior year, primarily due to unfavorable loss experience and lower investment income. Service contract earnings remained consistent as compared to the prior year. Earnings from other products, including runoff lines, increased $11.0 million for the nine months ended September 30, 2010, as compared to the prior year. The increase resulted primarily from a $7.8 million excess reserve release in the first quarter of 2010 related to the final settlement in the runoff Lender’s Indemnity line of business. Favorable loss experience in the GAP product line also contributed to the increase.

Net premiums and policy fees

Net premiums and policy fees decreased $11.7 million, or 8.5%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Credit insurance premiums decreased $3.1 million, or 16.3%, due to the impact of decreasing sales over the past several years and the related impact on earned premiums. Service contract premiums decreased $2.6 million, or 3.2%. Within the other product lines, net premiums decreased $6.1 million, or 15.2%, as compared to the prior year mainly due to a decrease in the GAP product line as a result of decreasing sales in prior years and the related impact on earned premiums and the discontinuation of the inventory protection product (“IPP”) product line.

Other income

Other income increased $12.5 million, or 30.7%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the impact of taking over the administration of a block of service contract business in the fourth quarter of 2009 and an increase in sales in 2010.

Benefits and settlement expenses

Benefits and settlement expenses decreased $19.9 million, or 21.1%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Credit insurance claims decreased $0.5 million, or 7.2%, as compared to the prior year. Service contract claims increased $3.5 million, or 5.5%, due to higher loss ratios in some product lines. Other products claims decreased $23.0 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The decrease included a $7.8 million decrease in reserves related to the final settlement in the runoff Lender’s Indemnity line of business. In addition, the first quarter of 2009 included a $6.3 million increase in the runoff Lender’s indemnity product line’s loss reserve related to the commutation of a reinsurance agreement which was offset by a reduction in other expenses. Improved loss ratios in the GAP product line contributed $9.4 million to the decrease.

Amortization of DAC and Other operating expenses

Amortization of DAC was $3.4 million, or 8.2%, lower for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to lower earned premiums in the GAP product line. Other operating expenses increased $12.8 million, or 24.5%, for the nine months ended September 30, 2010, partially due to a $6.3 million bad debt recovery in the runoff Lender’s Indemnity product line due to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by an increase in benefits and settlement expenses. Higher commission expense resulting from an increase in sales and higher retrospective commissions resulting from lower loss ratios in certain service product lines also contributed to the increase.

Sales

Total segment sales increased $26.7 million, or 11.6%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Credit insurance sales remained consistent as compared to the prior year. Service contract sales increased $20.0 million, or 11.8%, as compared to the prior year. Sales in other products increased $6.8 million, or 19.9% primarily in the GAP product line. Increases in the service contract and GAP lines are primarily attributable to the improvement in auto sales over the prior year.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(34,826)	$(36,600)	$(105,386)	$(115,783)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(18,243)	(21,278)	(56,725)	(64,345)
Amortization of deferred policy acquisition costs	(2,714)	(4,660)	(9,032)	(15,041)
Other operating expenses	(2,124)	(918)	(3,821)	(10,082)
Total benefits and expenses	(23,081)	(26,856)	(69,578)	(89,468)

NET IMPACT OF REINSURANCE(1)	$(11,745)	$(9,744)	$(35,808)	$(26,315)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended September 30, 2010 as compared to The Three Months Ended September 30, 2009

Reinsurance premiums ceded decreased $1.8 million, or 4.8%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The decrease was primarily due to a decline in ceded dealer credit insurance premiums and GAP premiums due to lower auto sales in prior years. Ceded unearned premium reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit, or on a funds withheld basis.

Benefits and settlement expenses ceded decreased $3.0 million, or 14.3%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The decrease was primarily due to lower losses in the dealer credit and GAP lines.

Amortization of DAC ceded decreased $1.9 million, or 41.8%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily as the result of the decreases in the ceded dealer credit and GAP product lines. Other operating expenses ceded increased $1.2 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Increases in the dealer credit line accounted for most of the increase.

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

For The Nine Months Ended September 30, 2010 as compared to The Nine Months Ended September 30, 2009

Reinsurance premiums ceded decreased $10.4 million, or 9.0%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The decrease was primarily due to a decline in ceded dealer credit insurance premiums and GAP premiums due to lower auto sales in prior years.

Benefits and settlement expenses ceded decreased $7.6 million, or 11.8%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The decrease was primarily due to lower losses in the service contract and GAP lines.

Amortization of DAC ceded decreased $6.0 million, or 40.0%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily as the result of the decreases in the ceded dealer credit and GAP product lines. Other operating expenses ceded decreased $6.3 million, or 62.1%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The fluctuation was primarily attributable to $6.3 million bad debt recovery in the runoff Lender’s Indemnity product line as a result of the commutation of a reinsurance agreement in the first quarter of 2009.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$5,848	$6,717	(12.9)%	$18,387	$20,279	(9.3)%
Reinsurance ceded	—	(2)	(100.0)	(2)	(4)	(50.0)
Net premiums and policy fees	5,848	6,715	(12.9)	18,385	20,275	(9.3)
Net investment income	47,699	27,385	74.2	122,267	103,163	18.5
Realized gains (losses) - derivatives	42	—		126	3,401
Other income	4,062	218	n/m	13,751	341	n/m
Total operating revenues	57,651	34,318	68.0	154,529	127,180	21.5
Realized gains (losses) - investments	873	(23,403)		(10,861)	(128,639)
Realized gains (losses) - derivatives	(4,502)	(10,259)		(14,686)	36,126
Total revenues	54,022	656	n/m	128,982	34,667	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	6,749	8,766	(23.0)	19,729	22,427	(12.0)
Amortization of deferred policy acquisition costs	399	508	(21.5)	1,299	1,461	(11.1)
Other operating expenses	50,098	47,870	4.7	148,860	125,717	18.4
Total benefits and expenses	57,246	57,144	0.2	169,888	149,605	13.6
INCOME (LOSS) BEFORE INCOME TAX	(3,224)	(56,488)	(94.3)	(40,906)	(114,938)	(64.4)
Less: realized gains (losses) - investments	873	(23,403)		(10,861)	(128,639)
Less: realized gains (losses) - derivatives	(4,502)	(10,259)		(14,686)	36,126
Less: noncontrolling interests	—	—		(9)	—
OPERATING INCOME (LOSS)	$405	$(22,826)	n/m	$(15,350)	$(22,425)	(31.5)

For The Three Months Ended September 30, 2010 as compared to The Three Months Ended September 30, 2009

Segment operating income (loss)

Corporate and Other segment operating income was $0.4 million for the three months ended September 30, 2010, as compared to an operating loss of $22.8 million for the three months ended September 30, 2009. This improvement was primarily due to the growth in net investment income and a $3.9 million pre-tax gain on the repurchase of non-recourse funding obligations. Partially offsetting the increase was a decrease of $5.9 million related to a portfolio of securities designated for trading compared to the same period in 2009.

Operating revenues

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on capital and net premiums and policy fees related to several non-strategic lines of business. Net investment income for the segment increased $20.3 million, or 74.2%, and other income increased $3.8 million related to the repurchase of non-recourse funding obligations for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, which was partially offset by the trading portfolio impact.

Benefits and expenses

Benefits and expenses increased $0.1 million, or 0.2%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to an increase in interest expense of $8.5 million, partially offset by a decrease in policy benefits on non-core lines of business, as well as a reduction in other operating expenses.

For The Nine Months Ended September 30, 2010 as compared to The Nine Months Ended September 30, 2009

Segment operating income (loss)

Corporate and Other segment operating loss decreased $7.1 million for the nine months ended September 30, 2010, as compared the nine months ended September 30, 2009. This variance was primarily due to growth in the segment’s investment income due to deploying liquidity and yield improvements. In addition, during the nine months ended September 30, 2010, a $13.3 million pre-tax gain was recognized on the repurchase of non-recourse funding obligations. Offsetting this was a negative variance related to mark-to-market adjustments on a portfolio of securities designated for trading. The trading portfolio accounted for a decrease of $33.0 million compared to the prior year.

Operating revenues

Net investment income for the segment increased $19.1 million, or 18.5%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, and net premiums and policy fees decreased $1.9 million, or 9.3%. The increase in net investment income was primarily the result of deploying liquidity and yield improvements and a $13.3 million pre-tax gain that was recognized on the repurchase of non-recourse funding obligations. Offsetting this was a decrease in investment income related to mark-to-market adjustments on a portfolio of securities designated for trading.

Benefits and expenses

Benefits and expenses increased $20.3 million, or 13.6%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to an increase in interest expense of $28.7 million, offset by a decrease in policy benefits on non-core lines of business, as well as a reduction in other operating expenses.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners’ equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of September 30, 2010, our investment portfolio was approximately $31.6 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table includes the reported values of our invested assets:

	As of
	September 30, 2010		December 31, 2009
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2010 - $19,517,119; 2009 - $18,376,802)	$20,546,322	65.0%	$18,100,141	62.3%
Privately issued bonds (amortized cost: 2010 - $4,088,738; 2009 - $4,851,515)	4,292,304	13.6	4,730,286	16.3
Fixed maturities	24,838,626	78.6	22,830,427	78.6
Equity securities (cost: 2010 - $327,045; 2009 - $280,615)	335,151	1.1	275,497	0.9
Mortgage loans	4,884,102	15.5	3,877,087	13.3
Investment real estate	24,669	0.1	25,188	0.1
Policy loans	767,214	2.4	794,276	2.7
Other long-term investments	256,093	0.8	204,754	0.7
Short-term investments	483,698	1.5	1,049,609	3.7
Total investments	$31,589,553	100.0%	$29,056,838	100.0%

Included in the preceding table are $3.1 billion and $2.9 billion of fixed maturities and $71.5 million and $250.8 million of short-term investments classified as trading securities as of September 30, 2010 and December 31, 2009, respectively. The trading portfolio includes invested assets of $3.0 billion and $2.7 billion as of September 30, 2010 and December 31, 2009, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

As of September 30, 2010, our fixed maturity investment holdings were approximately $24.8 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	September 30, 2010	December 31, 2009
AAA	13.3%	19.9%
AA	4.7	4.9
A	21.8	18.7
BBB	46.6	42.9
Below investment grade	13.6	13.6
	100.0%	100.0%

The increase in BBB securities reflected in the table above is primarily a result of negative ratings migration on securities owned by the Company and security purchases. During the nine months ended September 30, 2010 and the year ended December 31, 2009, we did not actively purchase securities below the BBB level.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of September 30, 2010, based upon amortized cost, $79.0 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $23.4 billion fixed maturity securities held by us (0.3% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	September 30, 2010	December 31, 2009
	(Dollars In Millions)
Residential mortgage-backed securities	$3,363.0	$3,917.5
Commercial mortgage-backed securities	312.2	1,124.3
Other asset-backed securities	877.2	1,120.8
U.S. government-related securities	1,718.5	811.3
Other government-related securities	362.0	608.5
States, municipals and political subdivisions	950.0	400.2
Corporate bonds	17,255.7	14,847.8
Total fixed income portfolio	$24,838.6	$22,830.4

Within our fixed maturity securities, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $21.7 billion or 87.4% of our fixed maturities as “available-for-sale” as of September 30, 2010. These securities are carried at fair value on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.1 billion, or 12.6%, of our fixed maturities as of September 30, 2010. Fixed maturities with a market value of $3.0 billion and short-term investments with a market value of $71.5 million in the trading portfolio, including gains and losses from sales, are passed to reinsurers through the contractual terms of reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio of fixed maturities by rating is as follows:

	As of
Rating	September 30, 2010	December 31, 2009
	(Dollars In Thousands)
AAA	$729,694	$834,733
AA	181,955	73,210
A	805,211	544,135
BBB	996,264	950,252
Below investment grade	292,746	281,487
Total Modco trading fixed maturities	$3,005,870	$2,683,817

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS), and other asset-backed securities. These holdings as of September 30, 2010, were approximately $4.6 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

Residential mortgage-backed securities - The tables below include a breakdown of our RMBS portfolio by type and rating as of September 30, 2010. As of September 30, 2010, these holdings were approximately $3.4 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	63.4%
PAC	16.6
Pass Through	4.7
Other	15.3
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	34.8%
AA	5.1
A	0.6
BBB	5.5
Below investment grade	54.0
100.0%

As of September 30, 2010, we held $413.1 million, or 1.3% of invested assets, of securities supported by collateral classified as Alt-A. As of December 31, 2009, we held securities with a market value of $466.6 million of securities supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A grouped by rating category as of September 30, 2010:

Percentage of
Alt-A
Rating	Securities
AAA	1.5%
A	1.0
BBB	0.2
Below investment grade	97.3
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of September 30, 2010:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$6.2	$—	$—	$—	$—	$6.2
A	4.3	—	—	—	—	4.3
BBB	1.0	—	—	—	—	1.0
Below investment grade	256.1	145.5	—	—	—	401.6
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$267.6	$145.5	$—	$—	$—	$413.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$(0.1)	$—	$—	$—	$—	$(0.1)
A	0.7	—	—	—	—	0.7
BBB	(1.0)	—	—	—	—	(1.0)
Below investment grade	(31.2)	(13.3)	—	—	—	(44.5)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(31.6)	$(13.3)	$—	$—	$—	$(44.9)

The following table includes the percentage of our collateral classified as sub-prime grouped by rating category as of September 30, 2010:

Percentage of
Sub-prime
Rating	Securities
AAA	0.7%
AA	5.8
BBB	5.9
Below investment grade	87.6
100.0%

As of September 30, 2010, we had RMBS with a total fair value of $36.8 million, or 0.1%, of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2009, we held securities with a fair value of $35.2 million that were supported by collateral classified as sub-prime.

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of September 30, 2010:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$0.3	$—	$—	$—	$—	$0.3
AA	2.1	—	—	—	—	2.1
BBB	2.2	—	—	—	—	2.2
Below investment grade	17.0	15.2	—	—	—	32.2
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$21.6	$15.2	$—	$—	$—	$36.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$—	$—	$—	$—	$—	$—
AA	(0.2)	—	—	—	—	(0.2)
BBB	(0.5)	—	—	—	—	(0.5)
Below investment grade	(6.4)	(19.4)	—	—	—	(25.8)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(7.1)	$(19.4)	$—	$—	$—	$(26.5)

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of September 30, 2010:

Percentage of
Prime
Rating	Securities
AAA	39.9%
AA	5.8
A	0.5
BBB	6.2
Below investment grade	47.6
100.0%

As of September 30, 2010, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $2.9 billion, or 9.2%, of total invested assets. As of December 31, 2009, we held securities with a fair value of $3.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of September 30, 2010:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$1,062.6	$7.4	$—	$4.0	$89.0	$1,163.0
AA	169.8	—	—	—	—	169.8
A	10.0	5.8	—	—	—	15.8
BBB	181.5	—	—	—	—	181.5
Below investment grade	1,126.8	256.3	—	—	—	1,383.1
Total mortgage-backed securities collateralized by prime mortgage loans	$2,550.7	$269.5	$—	$4.0	$89.0	$2,913.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$64.0	$0.5	$—	$—	$0.5	$65.0
AA	2.7	—	—	—	—	2.7
A	0.5	0.3	—	—	—	0.8
BBB	0.5	—	—	—	—	0.5
Below investment grade	(95.3)	(25.1)	—	—	—	(120.4)
Total mortgage-backed securities collateralized by prime mortgage loans	$(27.6)	$(24.3)	$—	$—	$0.5	$(51.4)

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of September 30, 2010, the CMBS holdings were approximately $312.2 million.

The following table includes the percentages of our CMBS holdings grouped by rating category as of September 30, 2010:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	98.1%
AA	1.9
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of September 30, 2010:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$200.5	$—	$47.6	$—	$58.2	$306.3
AA	2.8	—	—	—	3.1	5.9
Total commercial mortgage-backed securities	$203.3	$—	$47.6	$—	$61.3	$312.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$8.5	$—	$3.5	$—	$2.4	$14.4
AA	—	—	—	—	—	—
Total commercial mortgage-backed securities	$8.5	$—	$3.5	$—	$2.4	$14.4

Other asset-backed securities —Other asset-backed securities pay down based on cash flows received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of September 30, 2010, these holdings were approximately $877.2 million.

The following table includes the percentages of our other asset-backed securities holdings grouped by rating category as of September 30, 2010:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	93.9%
AA	3.7
A	0.7
BBB	0.7
Below investment grade	1.0
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our other asset-backed securities as of September 30, 2010:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$638.8	$154.3	$5.5	$—	$25.0	$823.6
AA	32.4	—	—	—	—	32.4
A	6.3	—	—	—	—	6.3
BBB	5.9	0.4	—	—	—	6.3
Below investment grade	0.5	8.1	—	—	—	8.6
Total asset-backed securities	$683.9	$162.8	$5.5	$—	$25.0	$877.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$(32.6)	$(20.9)	$—	$—	$—	$(53.5)
AA	2.8	—	—	—	—	2.8
A	0.3	—	—	—	—	0.3
BBB	(1.1)	—	—	—	—	(1.1)
Below investment grade	(0.2)	(13.8)	—	—	—	(14.0)
Total asset-backed securities	$(30.8)	$(34.7)	$—	$—	$—	$(65.5)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and/or Fitch Ratings (“Fitch”). If a bond is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of September 30, 2010 over 99.0% of our bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	September 30, 2010	Value	December 31, 2009	Value
	(Dollars In Thousands)
Banking	$2,172,670	8.7%	$1,955,544	8.5%
Other finance	124,915	0.5	82,694	0.4
Electric	3,171,208	12.8	2,650,003	11.6
Natural gas	2,141,732	8.6	1,789,164	7.8
Insurance	1,789,787	7.2	1,529,248	6.7
Energy	1,395,424	5.6	1,369,370	6.0
Communications	1,257,023	5.1	1,079,497	4.7
Basic industrial	1,048,081	4.2	936,575	4.1
Consumer noncyclical	1,103,928	4.4	958,688	4.2
Consumer cyclical	530,928	2.1	491,594	2.1
Finance companies	234,432	0.9	231,312	1.0
Capital goods	659,225	2.7	532,778	2.3
Transportation	538,124	2.2	426,860	1.9
Other industrial	144,956	0.6	91,237	0.4
Brokerage	490,286	2.0	375,650	1.6
Technology	374,153	1.5	289,029	1.3
Real estate	51,193	0.2	53,517	0.2
Other utility	27,602	0.1	5,049	0.0
Commercial mortgage-backed securities	312,152	1.3	1,124,325	4.9
Other asset-backed securities	877,230	3.5	1,120,761	4.8
Residential mortgage-backed non-agency securities	2,475,647	10.0	3,000,142	13.1
Residential mortgage-backed agency securities	887,353	3.6	917,312	4.0
U.S. government-related securities	1,718,521	6.9	811,323	3.5
Other government-related securities	362,020	1.5	608,530	2.7
States, municipals, and political divisions	950,036	3.8	400,225	2.2
Total	$24,838,626	100.0%	$22,830,427	100.0%

Our investments in debt and equity securities are reported at fair value, and investments in mortgage loans are reported at amortized cost. As of September 30, 2010, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $24.8 billion, which was 6.0% above amortized cost of $23.4 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2010, our mortgage loan holdings were approximately $4.9 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2010 and 2009, our allowance for mortgage loan credit losses was $9.4 million and $5.3 million, respectively. While our mortgage loans do not have quoted market values, as of September 30, 2010, we estimated the fair value of our mortgage loans to be $5.6 billion (using discounted cash flows from the next call date), which was 13.6% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service. We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2010, approximately $907.4 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call options or interest rate reset option provisions between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of September 30, 2010, delinquent mortgage loans, foreclosed properties, and restructured loans pursuant to a pooling and servicing agreement were less than 0.2% of invested assets. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement. The loans subject to a pooling and servicing agreement have been included on our consolidated condensed balance sheet (“balance sheet”) beginning in the first quarter of 2010 in accordance with ASU 2009-17. For loans not subject to a pooling and servicing agreement, as of September 30, 2010, $19.8 million of the mortgage loan portfolio was nonperforming. In addition, as of September 30, 2010, $35.7 million of the mortgage loan portfolio that is subject to a pooling and servicing agreement has been restructured under the terms and conditions of the pooling and service agreement.

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

Securities Lending

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of September 30, 2010, securities with a market value of $96.3 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral. As of September 30, 2010, the fair value of the collateral related to this program was $96.0 million and we have an obligation to return $99.0 million of collateral to the securities borrowers.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2010:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$2,556,336	11.8%
AA	984,785	4.5
A	4,613,038	21.3
BBB	10,523,595	48.5
Investment grade	18,677,754	86.1
BB	1,274,071	5.9
B	686,054	3.2
CCC or lower	1,062,005	4.8
Below investment grade	3,022,130	13.9
Total	$21,699,884	100.0%

Not included in the table above are $2.8 billion of investment grade and $362.0 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of September 30, 2010:

Creditor	Market Value
(Dollars In Millions)
Bershire Hathaway Inc.	$160.4
Verizon Communications Inc.	149.7
Bank of America Corp.	145.0
Rio Tinto	125.6
Enterprise Products Partners	125.3
Nextera Energy Inc.	123.6
Federal Farm Credit Bank	120.3
Metlife Inc.	120.0
AT&T Inc.	119.7
Progress Energy	119.4

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

In April of 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires increased and more frequent disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. For the three and nine months ended September 30, 2010, we recorded total other-than-temporary impairments of approximately $12.9 million and $71.4 million, respectively, with $5.3 million and $35.1 million, respectively, of this amount recorded in other comprehensive income (loss).

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and nine months ended September 30, 2010, we concluded that approximately $7.6 million and $36.3 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $5.3 million and $35.1 million, respectively, of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded for the three and nine months ended September 30, 2010.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$18,462	$8,997	$9,465	$61,824	$19,546	$42,278
Fixed maturity losses - sales	(601)	(4,745)	4,144	(31,587)	(5,676)	(25,911)
Equity gains - sales	—	59	(59)	13	9,562	(9,549)
Impairments on fixed maturity securities	(7,615)	(30,968)	23,353	(36,282)	(142,202)	105,920
Impairments on equity securities	—	—	—	—	(19,563)	19,563
Modco trading portfolio	96,689	164,732	(68,043)	204,749	273,639	(68,890)
Other	(3,763)	(3,467)	(296)	(8,609)	(5,539)	(3,070)
Total realized gains (losses) - investments	$103,172	$134,608	$(31,436)	$190,108	$129,767	$60,341

Derivatives related to interest rate futures	$23,047	$—	$23,047	$23,047	$6,889	$16,158
Derivatives related to equity futures	(8,444)	—	(8,444)	(8,444)	—	(8,444)
Embedded derivatives related to reinsurance	(85,496)	(158,937)	73,441	(179,654)	(244,726)	65,072
Derivatives related to corporate debt	—	—	—	—	(125)	125
Interest rate swaps	(4,676)	(8,008)	3,332	(13,450)	28,351	(41,801)
Credit default swaps	1,040	182	858	404	2,733	(2,329)
GMWB embedded derivatives	(19,105)	(31,210)	12,105	(59,307)	1,132	(60,439)
Other derivatives	(400)	2,433	(2,833)	410	4,648	(4,238)
Total realized gains (losses) - derivatives	$(94,034)	$(195,540)	$101,506	$(236,994)	$(201,098)	$(35,896)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments, Modco trading portfolio activity, and related embedded derivatives related to corporate debt, during the three and nine months ended September 30, 2010, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. For the three and nine months ended September 30, 2010, we recognized pre-tax other-than-temporary impairments of $7.6 million and $36.3 million, respectively, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $5.3 million and $35.1 million, respectively, of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded. For the three and nine months ended September 30, 2009, we recognized pre-tax other-than-temporary impairments of $31.0 million and $161.8 million, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(Dollars In Millions)
Alt-A MBS	$2.4	$23.8
Other MBS	5.2	9.2
Corporate bonds	—	2.6
Sub-prime bonds	—	0.7
Total	$7.6	$36.3

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold securities until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2010, we sold securities in an unrealized loss position with a fair value of $442.0 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$256,296	58.0%	$(14,531)	46.0%
>90 days but <= 180 days	35,304	8.0	(2,318)	7.3
>180 days but <= 270 days	99,174	22.4	(367)	1.2
>270 days but <= 1 year	233	0.1	(10)	0.0
>1 year	50,971	11.5	(14,361)	45.5
Total	$441,978	100.0%	$(31,587)	100.0%

For the three and nine months ended September 30, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $207.8 million and $442.0 million, respectively. The loss realized on the sale of these securities was $0.6 million and $31.6 million, respectively. The $31.6 million loss recognized on available-for-sale securities for the nine months ended September 30, 2010, includes $12.2 million of loss on the sale of certain oil industry holdings. The Company made the decision to exit these holdings pursuant to circumstances surrounding the oil spill in the Gulf of Mexico. In addition, a $3.8 million loss was recognized on the sale of securities in which the issuer was a European financial institution. Also included in the $31.6 million loss is a $10.4 million loss due to the exchange of certain holdings as the issuer exited bankruptcy proceedings.

For the nine months ended September 30, 2010, we sold securities in an unrealized gain position with a fair value of $2.4 billion. The gain realized on the sale of these securities was $61.8 million.

The $8.6 million of other realized losses recognized for the nine months ended September 30, 2010, consists of the change in the mortgage loan loss reserves of $6.6 million, mortgage loan losses of $0.9 million, real estate losses of $0.8 million, and other losses of $0.3 million.

For the three and nine months ended September 30, 2010, net gains of $96.7 million and $204.7 million, respectively, primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $10.3 million and $28.4 million, respectively, of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains/(losses) on derivative contracts closed during the period.

We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $85.5 million and $179.7 million of pre-tax losses on these embedded derivatives for the three and nine months ended September 30, 2010, respectively, was the result of spread tightening and a decline in treasury yields. For the three and nine months ended September 30, 2010, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that substantially offset the losses on these embedded derivatives.

We have used certain interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities. As of September 30, 2010, we did not hold any positions in these swaps.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax losses of $4.7 million and $13.5 million for the three and nine months ended September 30, 2010, respectively. The net losses were primarily the result of $3.7 million and $10.6 million in mark-to-market losses during the period.

We reported net pre-tax gains of $1.0 million and $0.4 million related to credit default swaps for the three and nine months ended September 30, 2010, respectively. The net pre-tax gains for the three and nine months ended September 30, 2010, were primarily the result of $1.0 million and $0.2 million, respectively, of mark-to-market gains during the period.

The GMWB rider embedded derivatives on certain variable deferred annuities had net unrealized losses of $19.1 million and $59.3 million for the three and nine months ended September 30, 2010.

At the beginning of the third quarter of 2010, we began a program of transacting in equity and interest rate futures to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in a net pre-tax loss of $8.4 million for the three and nine months ended September 30, 2010 and interest rate futures resulted in a pre-tax gain of $23.0 million for the three and nine months ended September 30, 2010. Such positions were not held in the year-ago periods.

The interest rate futures that were held during 2009 mitigated interest rate risk associated with our commitment to fund pending commercial mortgage loans. These positions were closed in 2009.

We also use various swaps and options to mitigate risk related to other exposures. These contracts generated net losses of $0.4 million for the three months ended September 30, 2010, and net pre-tax gains of $0.4 million for the nine months ended September 30, 2010.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2010, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. As of September 30, 2010, we had an overall net unrealized gain of $1.2 billion, prior to tax and DAC offsets, as compared to a $403.0 million loss as of December 31, 2009.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of September 30, 2010, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$363,522	9.2%	$396,716	9.1%	$(33,194)	8.0%
>90 days but <= 180 days	262,328	6.6	278,289	6.4	(15,961)	3.8
>180 days but <= 270 days	9,177	0.2	9,352	0.2	(175)	0.0
>270 days but <= 1 year	24,414	0.6	24,659	0.6	(245)	0.1
>1 year but <= 2 years	151,631	3.8	166,990	3.8	(15,359)	3.7
>2 years but <= 3 years	2,236,793	56.7	2,492,131	57.1	(255,338)	61.6
>3 years but <= 4 years	602,517	15.3	665,060	15.2	(62,543)	15.1
>4 years but <= 5 years	95,660	2.4	106,462	2.4	(10,802)	2.6
>5 years	200,392	5.2	221,502	5.2	(21,110)	5.1
Total	$3,946,434	100.0%	$4,361,161	100.0%	$(414,727)	100.0%

The majority of the unrealized loss as of September 30, 2010, for both investment grade and below investment grade securities, is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and their associated positive effect on security prices. Spread levels have improved since December 31, 2009. However, certain types of securities, including tranches of RMBS and ABS continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets. For further discussion concerning our other-than-temporary impairment review process, see the “Risk Management and Impairment Review” section on page 82.

As of September 30, 2010, the Barclays Investment Grade Index was priced at 160 bps versus a 10 year average of 171 bps. Similarly, the Barclays High Yield Index was priced at 656 bps versus a 10 year average of 666 bps. As of September 30, 2010, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.265%, 2.512%, and 3.686%, as compared to 10 year averages of 3.570%, 4.229%, and 4.799%, respectively.

As of September 30, 2010, 27.0% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management, and liquidity requirements.

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

As of September 30, 2010, there were estimated gross unrealized losses of $52.3 million and $24.8 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively. Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of September 30, 2010, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.

For the three and nine months ended September 30, 2010, we recorded $7.6 million and $36.3 million, respectively, of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2010, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$550,761	14.0%	$595,297	13.6%	$(44,536)	10.7%
Other finance	200	0.0	240	0.0	(40)	0.0
Electric	125,536	3.2	141,817	3.3	(16,281)	3.9
Natural gas	74,127	1.9	82,244	1.9	(8,117)	2.0
Insurance	352,986	8.9	385,186	8.8	(32,200)	7.8
Energy	806	0.0	833	0.0	(27)	0.0
Communications	62,257	1.6	74,095	1.7	(11,838)	2.9
Basic industrial	54,799	1.4	56,531	1.3	(1,732)	0.4
Consumer noncyclical	16,730	0.4	17,395	0.4	(665)	0.2
Consumer cyclical	91,771	2.3	100,176	2.3	(8,405)	2.0
Finance companies	106,940	2.8	115,298	2.6	(8,358)	2.0
Capital goods	24,582	0.6	29,796	0.7	(5,214)	1.3
Transportation	46,427	1.2	47,657	1.1	(1,230)	0.3
Other industrial	15,693	0.4	15,784	0.4	(91)	0.0
Brokerage	39,215	1.0	44,836	1.0	(5,621)	1.4
Technology	44,479	1.1	47,984	1.1	(3,505)	0.8
Real estate	388	0.0	491	0.0	(103)	0.0
Other utility	21	0.0	44	0.0	(23)	0.0
Commercial mortgage-backed securities	—	0.0	—	0.0	—	0.0
Other asset-backed securities	680,034	17.2	750,963	17.2	(70,929)	17.1
Residential mortgage-backed non-agency securities	1,503,836	38.1	1,696,867	38.9	(193,031)	46.5
Residential mortgage-backed agency securities	16,726	0.4	16,777	0.4	(51)	0.0
U.S. government-related securities	44,805	1.1	46,890	1.1	(2,085)	0.5
Other government-related securities	68,892	1.7	68,960	1.6	(68)	0.0
States, municipals, and political divisions	24,423	0.7	25,000	0.6	(577)	0.2
Total	$3,946,434	100.0%	$4,361,161	100.0%	$(414,727)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	September 30, 2010	December 31, 2009

Banking	10.7%	14.0%
Other finance	0.0	0.0
Electric	3.9	3.9
Natural gas	2.0	2.0
Insurance	7.8	8.2
Energy	0.0	0.4
Communications	2.9	1.9
Basic industrial	0.4	1.6
Consumer noncyclical	0.2	0.8
Consumer cyclical	2.0	1.7
Finance companies	2.0	1.7
Capital goods	1.3	1.2
Transportation	0.3	0.8
Other industrial	0.0	0.4
Brokerage	1.4	1.6
Technology	0.8	0.4
Real estate	0.0	0.1
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.0	8.8
Other asset-backed securities	17.1	8.3
Residential mortgage-backed non-agency securities	46.5	40.7
Residential mortgage-backed agency securities	0.0	0.3
U.S. government-related securities	0.5	0.4
Other government-related securities	0.0	0.1
States, municipals, and political divisions	0.2	0.7
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of September 30, 2010, varies, with 28.0% maturing in less than 5 years, 10.4% maturing between 5 and 10 years, and 61.6% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2010:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$1,111,848	28.2%	$1,180,842	27.1%	$(68,994)	16.6%
BBB	671,022	17.0	713,954	16.4	(42,932)	10.4
Investment grade	1,782,870	45.2	1,894,796	43.5	(111,926)	27.0
BB	553,063	14.0	593,633	13.6	(40,570)	9.8
B	585,749	14.8	661,675	15.2	(75,926)	18.3
CCC or lower	1,024,752	26.0	1,211,057	27.7	(186,305)	44.9
Below investment grade	2,163,564	54.8	2,466,365	56.5	(302,801)	73.0
Total	$3,946,434	100.0%	$4,361,161	100.0%	$(414,727)	100.0%

As of September 30, 2010, we held 229 positions of below investment grade securities totaling $302.8 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $302.8 million, of which $269.2 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 6.8% of invested assets. As of September 30, 2010, securities in an unrealized loss position that were rated as below investment grade represented 54.8% of the total market value and 73.0% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were

$365.2 million. A widening of credit spreads is estimated to account for unrealized losses of $646.9 million, with changes in treasury rates offsetting this loss by an estimated $324.3 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of September 30, 2010, were super senior or senior bonds in the capital structure. Our non-agency portfolio has a weighted-average life of 2.01 years.

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2010:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$110,506	5.1%	$130,661	5.3%	$(20,155)	6.7%
>90 days but <= 180 days	113,326	5.2	126,399	5.1	(13,073)	4.3
>180 days but <= 270 days	953	0.0	1,108	0.0	(155)	0.1
>270 days but <= 1 year	4,279	0.2	4,488	0.2	(209)	0.1
>1 year but <= 2 years	99,792	4.6	114,957	4.7	(15,165)	5.0
>2 years but <= 3 years	1,397,329	64.6	1,586,391	64.3	(189,062)	62.4
>3 years but <= 4 years	236,317	10.9	276,067	11.2	(39,750)	13.1
>4 years but <= 5 years	35,531	1.6	42,024	1.7	(6,493)	2.1
>5 years	165,531	7.8	184,270	7.5	(18,739)	6.2
Total	$2,163,564	100.0%	$2,466,365	100.0%	$(302,801)	100.0%

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. As of September 30, 2010, we had no outstanding balance related to such borrowings. During the nine months ended September 30, 2010, we had a maximum balance outstanding of $300.0 million related to these programs. The average daily balance was $76.3 million, during the nine months ended September 30, 2010.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

During the quarter ended September 30, 2010, we signed a stock purchase agreement that, upon closing, will require a cash outlay of approximately $316 million of cash related to the acquisition of United Investors Life Insurance Company. We anticipate that this transaction will close on December 31, 2010. In addition, subsequent to the quarter ended September 30, 2010, we have entered into an agreement to reinsure a life insurance block from Liberty Life Insurance Company. We anticipate this transaction to close in the first quarter of 2011. We believe that the cash flows of our operations and operating subsidiaries will be sufficient to satisfy these commitments.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $126.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of September 30, 2010. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2010.

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

We held $60.7 million of common stock as of September 30, 2010, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2010, we had $901.0 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of September 30, 2010, we reported approximately $602.2 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. All of these ARS were rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held in non-Modco portfolios as of September 30, 2010, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, we believe the best available source for current valuation information is from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 3 valuation. An unrealized loss of $55.2 million was recorded as of September 30, 2010, and an unrealized loss of $16.0 million was recorded as of September 30, 2009, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of September 30, 2010, our total cash, cash equivalents, and invested assets were $31.7 billion. The life insurance subsidiaries were committed as of September 30, 2010, to fund mortgage loans in the amount of $237.5 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our subsidiaries held approximately $584.7 million in cash and short-term investments as of September 30, 2010, and we held an immaterial amount in cash and short-term investments available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Nine Months Ended
	September 30,
	2010	2009
	(Dollars In Thousands)

Net cash provided by operating activities	$574,495	$723,982
Net cash (used in) provided by investing activities	(599,154)	120,026
Net cash used in financing activities	(29,326)	(768,064)
Total	$(53,985)	$75,944

For The Nine Months Ended September 30, 2010 as compared to The Nine Months Ended September 30, 2009

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

Net cash used in financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders, and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The variance for nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, was primarily the result of investment product and universal life net withdrawal activity, which was approximately $1.1 billion higher than activity in the nine months ended September 30, 2010. Offsetting this was the issuance of common stock that occurred during in the nine months ended September 30, 2009.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

As of September 30, 2010, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners’ equity. We also have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur. Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital. Pursuant to an amendment, this calculation excludes the $800.0 million of senior notes we issued in 2009. As of September 30, 2010, there was a $126.0 million outstanding balance under the Credit Facility at an interest rate of LIBOR plus 0.40%.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of Surplus Notes with a total outstanding balance of $800 million as of September 30, 2010. We hold the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.35%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of September 30, 2010. Of this amount, $548.0 million was held by external parties and $27.0 million was held by affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. These non-recourse funding obligations are direct financial obligations of Golden Gate II and are not guaranteed by us or PLICO. These non-recourse obligations are represented by surplus notes that were issued to fund a portion of the statutory reserves required by Regulation XXX. We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, has an outstanding Letter of Credit (“LOC”) issued under a Reimbursement Agreement with UBS AG, Stamford Branch, with a total outstanding balance of $505 million as of September 30, 2010. The LOC was issued to a trust for the benefit of our wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be eight years, subject to certain conditions including capital contributions made to Golden Gate III by PLICO or one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement effective April 1, 2010. The estimated average annual expense of the LOC under GAAP is approximately $11 million, after tax.

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

During and subsequent to the quarter ended September 30, 2010, we have signed agreements that, upon closing, will allow us to deploy an estimated $570 million of capital through the acquisition of United Investors Life Insurance Company and the reinsurance of a life insurance block from Liberty Life Insurance Company.

On May 10, 2010, our Board of Directors extended our previously authorized $100 million share repurchase program. The current authorization extends through May 9, 2013. We have not repurchased any of our common stock under the share repurchase program during the nine months ended September 30, 2010. Future activity will be dependent upon many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and nine months ended September 30, 2010, we ceded premiums to third party reinsurers amounting to $334.0 million and $1.0 billion, respectively. In addition, we had receivables from reinsurers amounting to $5.6 billion as of September 30, 2010. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

During 2008, Scottish Re US (“SRUS”) received a statutory accounting permitted practice from the Delaware Department of Insurance (“the Department”) that, in light of decreases in the fair value of the securities in SRUS’s qualifying reserve credit trust accounts on business ceded to certain securitization companies, relieved SRUS of the need to receive additional capital contributions. On January 5, 2009, the Department issued an order of supervision (the “Order of Supervision”) against SRUS, in accordance with Delaware law, which, among other things, requires the Department’s consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department. On April 3, 2009, the Department issued an Extended and Amended Order of Supervision against SRUS which, among other things, clarified that payments made by SRUS to its ceding insurers in satisfaction of claims or other obligations are not subject to the Department’s approval, but that any amendments to its reinsurance agreements must be disclosed to and approved by the Department. SRUS continues to promptly pay claims and satisfy its other obligations to our insurance subsidiaries. We cannot predict what these or other changes in the status of SRUS’s financial condition may have on our ability to take reserve credit for the business ceded to SRUS. If we were unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on both our GAAP and statutory financial condition and results of operations. As of September 30, 2010, we had approximately $198.3 million of GAAP recoverables from SRUS, and $530.3 million of ceded statutory reserves related to SRUS.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of September 30, 2010:

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

As of September 30, 2010, we had policy liabilities and accruals of approximately $19.1 billion. Our interest-sensitive life insurance policies have a weighted-average minimum credited interest rate of approximately 3.69%.

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

As of September 30, 2010, we carried a $14.7 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Long-term debt(1)	$2,752,408	$92,078	$567,567	$304,650	$1,788,113
Non-recourse funding obligations(2)	873,992	7,701	15,401	15,401	835,489
Subordinated debt securities(3)	1,846,729	37,147	74,294	74,294	1,660,994
Stable value products(4)	3,470,975	1,135,311	1,194,412	610,175	531,077
Operating leases(5)	30,938	7,169	11,124	8,810	3,835
Home office lease(6)	77,567	782	1,571	75,214	—
Mortgage loan commitments	237,481	237,481	—	—	—
Policyholder obligations(7)	21,854,073	2,090,445	2,836,278	2,451,573	14,475,777
Total(8)	$31,144,163	$3,608,114	$4,700,647	$3,540,117	$19,295,285

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

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively-traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of September 30, 2010, $930.4 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of September 30, 2010, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $11.3 million and $339.6 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of September 30, 2010, the Level 3 fair value of these liabilities was $144.2 million.

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

Of our $941.7 million of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $685.2 million were ABS. Of this amount, $628.7 million were student loan related ABS, $36.3 million were non-student loan related ABS, and $20.2 million were commercial mortgage-backed securitizations. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)
2002	$315
2003	110
2004	115
2005	17
2006	25
2007	83
2010	20
Total	$685

The ABS was rated as follows: $651.6 million were AAA rated, $27.3 million were AA rated, and $6.3 million were A rated. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

At the beginning of the third quarter of 2010, we began a program of transacting in equity and interest rate futures to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility.

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

We also use S&P 500® options and equity securities to mitigate our exposure to the value of equity indexed annuity contracts and guaranteed benefits related to variable annuity contracts.

We have sold credit default protection on liquid traded indices to enhance the return on our investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments. Outstanding credit default swaps related to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require us to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that we could be required to make under the credit derivatives is $25.0 million. As of September 30, 2010, the fair value of the credit derivatives was a liability of $2.0 million.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2010, we had outstanding mortgage loan commitments of $237.5 million at an average rate of 6.17%.

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

RECENT DEVELOPMENTS

During the third quarter of 2010, we announced that our principal subsidiary, PLICO, had signed an agreement to acquire United Investors Life Insurance Company from Liberty National Life Insurance Company (“Liberty National”) for a purchase price of approximately $316 million, including statutory capital and surplus of approximately $130 million at closing. The acquisition and related transactions, including pre-closing distributions and reinsurance agreements, are subject to the final negotiation of related agreements and receipt of various regulatory approvals and other customary conditions to closing. The expected closing date is December 31, 2010.

In 2009, the NAIC approved regulatory changes that impacted our insurance subsidiaries and their competitors. The NAIC approved changes to the measurements used to determine the amount of deferred tax assets (“DTAs”) an insurance company may claim as admitted assets on its statutory financial statements. These changes had the effect of increasing the amount of DTAs an insurance company was permitted to claim as an admitted asset for purposes of insurance company statutory financial statements filed for calendar years 2009, 2010 and 2011. In addition, the NAIC adopted a modification to the Mortgage Experience Adjustment Factor (“MEAF”) for calendar year 2009 that reduced the factor’s volatility. The NAIC has adopted further changes to the MEAF for 2010 that will have the effect of increasing the amount of capital that the Company must hold for its commercial mortgages.

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

(b)                                  Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The Company’s results and financial condition may be negatively affected should actual experience differ from management’s assumptions and estimates.

In the conduct of business, the Company makes certain assumptions regarding mortality, persistency, expenses, interest rates, equity market volatility, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet. These assumptions are used in the operations of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company’s actual experiences, as well as changes in estimates, are used to prepare the Company’s statements of income. To the extent the Company’s actual experience and changes in estimates differ from original estimates, the Company’s financial condition is affected.

Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including for example, how a product is distributed, for what purpose the product is purchased, the mix of customers purchasing the products, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, and/or casualty experience will differ from expectations if actual results differ from those assumptions. In addition, continued activity in the viatical, stranger-owned, and/or life settlement industry could cause the Company’s level of lapses to differ from its assumptions about persistency and lapses, which could negatively impact the Company’s performance.

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

Equity market and interest rate volatility could negatively impact the Company’s business.

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

Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of death benefit and withdrawal benefit guarantees in these products. The estimated cost of providing guaranteed minimum death benefits and guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. The Company has implemented hedging strategies to mitigate these risks, but the strategies may prove to be insufficient or ineffective.

The amortization of deferred policy acquisition costs relating to variable products and the estimated cost of providing guaranteed minimum death benefits and guaranteed minimum withdrawal benefits incorporates various assumptions about interest rates and the overall performance of equity markets over certain time periods. The rate of amortization of deferred policy acquisition costs and the cost of providing guaranteed minimum death benefits and guaranteed minimum withdrawal benefits could increase if equity market performance is worse, or interest rate assumptions are different, than assumed.

The Company may not realize its anticipated financial results from its acquisitions strategy.

The Company’s acquisitions of companies and acquisitions or coinsurance of blocks of insurance business have increased its earnings in part by allowing the Company to position itself to realize certain operating efficiencies and to enter new markets. However, there can be no assurance that the Company will have future suitable opportunities for, or sufficient capital available to fund, such transactions. In addition, there can be no assurance that the Company will realize the anticipated financial results from such transactions.  Moreover, the financial distress experienced by certain financial services industry participants as a result of continued challenging economic conditions may lead to favorable acquisition opportunities, although the Company’s ability to pursue such opportunities may be limited due to lower earnings, reserve increases, and/or a lack of access to sources of financing.

The Company may be unable to complete an acquisition transaction, or completion of an acquisition transaction may be more costly or take longer than expected or may have a different or more costly financing structure than initially contemplated. In addition, the Company may not be able to complete or manage multiple acquisition transactions at the same time, or the completion of such transactions may be delayed or be more costly than initially contemplated. The Company may be unable to obtain regulatory approvals required to complete an acquisition transaction. There may also be unforeseen liabilities that arise in connection with businesses or blocks of insurance business that the Company acquires.

Additionally, in connection with its acquisition transactions, the Company assumes, or otherwise becomes responsible for, the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse affect on the Company.

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

A number of lawsuits and investigations regarding the method of paying claims have been initiated against life insurers. The Company offers payment methods that may be similar to those that have been the subject of such lawsuits and investigations.

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

Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. The NAIC may also be influenced by the initiatives and regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate.  Application of such initiatives or regulatory structures or schemes to the Company could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability.

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

At the federal level, bills are routinely introduced in both chambers of the United States Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material. On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) into law. The Healthcare Act makes sweeping changes to the regulation of health insurance, imposing various conditions and requirements on the Company. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that is, or is deemed to be health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, the deductibility of certain compensation, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law. The Reform Act makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Reform Act are or may become applicable to the Company, its competitors or those entities with which the Company does business, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation of broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. The Reform Act also creates the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB.  Numerous provisions of the Reform Act require the adoption of implementing rules and/or regulations.  In addition, the Reform Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Reform Act may place the Company at a competitive disadvantage relative to its competition or other financial services entities, change the competitive landscape of the financial services sector and/or the insurance industry, make it more expensive for the Company to conduct its business or have a material adverse effect on the overall business climate as well as the Company’s financial condition and results of operations.

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

Like all publicly traded companies, the Company is required to comply with accounting principles generally accepted in the United States (“GAAP”). A number of organizations are instrumental in the development and interpretation of GAAP such as the SEC, the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants (“AICPA”). GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP will not have a negative impact on the Company. GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in the Company’s financial statements.

The SEC has proposed that large accelerated filers in the United States be required to report financial results in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board rather than GAAP. As currently proposed, the earliest this would become effective would begin with a company’s fiscal year 2014 Annual Report on Form 10-K.  The 2014 Form 10-K would likely include audited IFRS financial statements for the transitional year, as well as the two preceding fiscal years. Thus, an issuer adopting IFRS in 2014 would need to file audited IFRS financial statements for fiscal years 2012, 2013 and 2014 in its Form 10-K for the fiscal year ended 2014. Despite the movement toward convergence of GAAP and IFRS, IFRS will be a complete change to the Company’s accounting and reporting, and converting to IFRS will impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure. As convergence of GAAP and IFRS continues, it could result in significant changes in GAAP that would be implemented whether or not a transition to IFRS actually occurs. The changes to GAAP and ultimate conversion to IFRS will likely affect how the Company manages its business, as it will likely affect other business processes such as design of compensation plans, product design, etc.

In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company, including one that relates to certain reinsurance credits, and some of which could positively impact the Company. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company’s insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on the Company.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2010, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Issuer Purchases of Equity Securities

On May 10, 2010, the Company’s Board of Directors extended the Company’s previously authorized $100 million share repurchase program. The current authorization extends through May 9, 2013. Future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital. There were no shares repurchased during the nine months ended September 30, 2010. The remaining capacity, expressed in aggregate value of shares, which may be repurchased under the existing program, is approximately $82.9 million.

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

Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended September 30, 2010, filed on November 4, 2010, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Shareowners’ Equity, (iv) the Consolidated Condensed Statement of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: November 4, 2010	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer