Form 10-K
period 2010-12-31
PROTECTIVE LIFE CORP
filed 2011-02-28
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          Aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant as of June 30, 2010: $1,805,643,272

          Number of shares of Common Stock, $0.50 Par Value, outstanding as of February 14, 2011: 85,674,860

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement prepared for the 2011 annual meeting of shareowners, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.    Business

        Protective Life Corporation is a holding company headquartered in Birmingham, Alabama, with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("PLICO") is the Company's largest operating subsidiary. Unless the context otherwise requires, the "Company," "we," "us," or "our" refers to the consolidated group of Protective Life Corporation and its subsidiaries.

        The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including interest on debt), and a trading portfolio that was previously part of a variable interest entity. This segment also includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, and the operations of several small subsidiaries. The Company periodically evaluates operating segments, as prescribed in the Accounting Standard Codification ("ASC" or "Codification") Segment Reporting Topic, and makes adjustments to our segment reporting as needed.

        Additional information concerning the Company's operating segments may be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 23, Operating Segments to consolidated financial statements included herein.

        In the following paragraphs, the Company reports sales and other statistical information. These statistics are used to measure the relative progress of its marketing and acquisition efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance is based on annualized premiums, while universal life sales are based on annualized planned premiums, or "target" premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. "Target" premiums for universal life are those premiums upon which full first year commissions are paid. Sales of annuities are measured based on the amount of deposits received less surrenders occurring within twelve months of the deposit. Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received. Sales within the Asset Protection segment are based on the amount of single premiums and fees received.

        These statistics are derived from various sales tracking and administrative systems and are not derived from the Company's financial reporting systems or financial statements. These statistics attempt to measure only some of the many factors that may affect future profitability, and therefore, are not intended to be predictive of future profitability.

Life Marketing

        The Life Marketing segment markets universal life ("UL"), variable universal life, level premium term insurance ("traditional"), and bank-owned life insurance ("BOLI") products on a national basis primarily through a variety of distribution channels. The largest distribution system is comprised of brokerage general agencies who recruit a network of independent life agents. The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers and through stockbrokers and banks. The Company markets its BOLI products through independent marketing organizations that specialize in the BOLI market.

        The following table presents the Life Marketing segment's sales measured by new premium:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2006	$228
2007	229
2008	158
2009	163
2010	171

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

        Most acquisitions closed by the Acquisitions segment have not included the acquisition of an active sales force, thus policies acquired through the segment are typically "closed" blocks of business (no new policies are being marketed). Therefore, in such instances, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage, unless new acquisitions are made. The segment's revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity. In transactions where some marketing activity was included, the Company either ceases future marketing efforts, redirects those efforts to another segment of the Company, or elects to continue marketing new policies as a component of other segments.

        The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a significant competitive advantage.

        On December 31, 2010, PLICO completed the acquisition of all of the outstanding stock of United Investors Life Insurance Company ("United Investors"), pursuant to a Stock Purchase Agreement, between PLICO, Torchmark Corporation ("Torchmark") and its wholly owned subsidiaries, Liberty National Life Insurance Company ("Liberty National") and United Investors. The Company accounted for this transaction under the purchase method of accounting as required by FASB guidance under the ASC Business Combinations topic. This guidance requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The aggregate purchase price for United Investors was $364.0 million, including $156.9 million of adjusted statutory capital surplus.

        On occasion, the Company's other operating segments have acquired companies and/or blocks of policies. The results of these acquisitions are included in the segment's respective financials.

Annuities

        The Annuities segment markets fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

        The Company's fixed annuities include modified guaranteed annuities which guarantee an interest rate for a fixed period. Because contract values for these annuities are "market-value adjusted" upon surrender prior to maturity, in certain interest rate environments, these products afford the Company with a measure of protection from the effects of changes in interest rates. The Company's fixed annuities also include single premium deferred annuities, single premium immediate annuities, and equity indexed annuities. Equity indexed annuities are not actively being marketed. The Company's variable annuities offer the policyholder the opportunity to invest in various investment accounts and offer optional features that guarantee the death and withdrawal benefits of the underlying annuity.

        The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed and variable annuity sales:

For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2006	$878	$323	$1,201
2007	1,194	472	1,666
2008	2,160	452	2,612
2009	1,225	796	2,021
2010	930	1,715	2,645

Stable Value Products

        The Stable Value Products segment sells guaranteed funding agreements ("GFAs") to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. In addition, the segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"). During 2003, the Company registered a funding agreement-backed notes program with the United States Securities and Exchange Commission (the "SEC"). Through this program, the Company is able to offer notes to both institutional and retail investors. The amount available under this program was increased by $4 billion in 2005 through a second registration. In February 2009, the Company updated the second registration in accordance with applicable SEC rules and such updated registration provides for the sale of the unsold portion of notes previously registered under the program. The segment's funding agreement-backed notes complement the Company's overall asset/liability management in that the terms of the funding agreements may be tailored to the needs of PLICO as the seller of the funding agreements, as opposed to solely meeting the needs of the buyer.

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

        The following table presents Stable Value Products sales:

For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2006	$294	$140	$434
2007	133	794	927
2008	166	1,803	1,969
2009	—	—	—
2010	133	625	758

Asset Protection

        The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers' investments in automobiles, watercraft, and recreational vehicles ("RV"). In addition, the segment markets a guaranteed asset protection ("GAP") product. In the case of a total loss, GAP coverage covers the difference between the loan pay-off amount and an asset's actual cash value. The segment's products are primarily marketed through a national network of approximately 3,750 automobile, marine, and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.

        The following table presents the insurance and related product sales measured by new revenue:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2006	$536
2007	552
2008	411
2009	305
2010	343

        In 2010, approximately 95.9% of the segment's sales were through the automobile, marine, and RV dealer distribution channel and approximately 73.6% of the segment's sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.

Corporate and Other

        The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments described above (including interest on debt), and a trading portfolio that was previously part of a variable interest entity. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations. The earnings of this segment may fluctuate from year to year.

Investments

        As of December 31, 2010, the Company's investment portfolio was approximately $31.4 billion. The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company's investments, the maturity of and the concentration of risk among the Company's invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 4, Investment Operations, Note 22, Derivative Financial Instruments to consolidated financial statements, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following table presents the reported values of the Company's invested assets:

	As of December 31,
	2010		2009
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2010—$19,763,441; 2009—$18,376,802)	$20,343,813	64.8%	$18,100,141	62.3%
Privately issued bonds (amortized cost: 2010—$4,239,452; 2009—$4,851,515)	4,333,126	13.8	4,730,286	16.3

Fixed maturities	24,676,939	78.6	22,830,427	78.6
Equity securities (cost: 2010—$349,605; 2009—$280,615)	359,412	1.1	275,497	0.9
Mortgage loans	4,892,829	15.6	3,877,087	13.3
Investment real estate	25,340	0.1	25,188	0.1
Policy loans	793,448	2.5	794,276	2.7
Other long-term investments	276,337	0.9	204,754	0.7
Short-term investments	352,824	1.2	1,049,609	3.7

Total investments	$31,377,129	100.0%	$29,056,838	100.0%

        Included in the preceding table are $3.0 billion and $2.9 billion of fixed maturities and $114.3 million and $250.8 million of short-term investments classified as trading securities as of December 31, 2010 and 2009, respectively. The trading portfolio includes invested assets of $2.9 billion and $2.7 billion as of December 31, 2010 and 2009, respectively, held pursuant to modified coinsurance ("Modco") arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

        As of December 31, 2010, the Company's fixed maturity investment holdings were approximately $24.7 billion. The approximate percentage distribution of the Company's fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2010	2009
AAA	17.0%	21.0%
AA	4.8	4.9
A	17.9	17.6
BBB	47.8	42.9
Below investment grade	12.5	13.6

	100.0%	100.0%

        During the years ended December 31, 2010 and 2009, the Company did not actively purchase securities below the BBB level.

        The Company does not have material exposure to financial guarantee insurance companies with respect to its investment portfolio. As of December 31, 2010, based upon amortized cost, $45.1 million of the Company's securities were guaranteed either directly or indirectly by third parties out of a total of $23.9 billion fixed maturity securities held by the Company (0.2% of total fixed maturity securities).

        Declines in fair value for the Company's available-for-sale portfolio, net of related deferred acquisition costs ("DAC") and value of business acquired ("VOBA"), are charged or credited directly to shareowners' equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

        The distribution of the Company's fixed maturity investments by type is as follows:

	As of December 31,
Type	2010	2009
	(Dollars In Millions)
Residential mortgage-backed securities	$2,979.8	$3,917.5
Commercial mortgage-backed securities	312.6	1,124.3
Other asset-backed securities	927.1	1,120.8
U.S. government-related securities	1,572.1	811.3
Other government-related securities	327.8	608.5
States, municipals, and political subdivisions	1,123.8	400.2
Corporate bonds	17,433.7	14,847.8

Total fixed income portfolio	$24,676.9	$22,830.4

        Within the Company's fixed maturity investments, it maintains portfolios classified as "available-for-sale" and "trading". The Company purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company classified $21.7 billion, or 87.9%, of its fixed maturities as "available-for-sale" as of December 31, 2010. These securities are carried at fair value on the Company's consolidated balance sheets.

        A portion of the Company's bond portfolio is invested in residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities (collectively referred to as asset-backed securities "ABS"). ABS are securities that are backed by a pool of assets from the investee. These holdings as of December 31, 2010, were approximately $4.2 billion. Mortgage-backed securities ("MBS") are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

        The Company's CMBS decreased $811.7 million as of December 31, 2010, as compared to December 31, 2009. In the first quarter of 2010, the Company adopted ASU No. 2009-17 which resulted in the consolidation of two securitization trusts in the CMBS portfolio. These two securitizations are now included in the Company's mortgage loan portfolio and are categorized as types of loans that were previously a part of a variable interest entity ("VIE") securitization and thus subject to a contractual pooling and servicing agreement. These loans have been included on the Company's consolidated balance sheet beginning in the first quarter of 2010 in accordance with ASU No. 2009-17.

        The Company obtains ratings of its fixed maturities from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Corporation ("S&P"), and/or Fitch Ratings ("Fitch"). If a fixed maturity is not rated by Moody's, S&P, or Fitch, the Company uses ratings from the National Association of Insurance Commissioners ("NAIC"), or the Company rates the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2010, over 99.0% of the Company's fixed maturities were rated by Moody's, S&P, Fitch, and/or the NAIC.

        As of December 31, 2010, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $2.8 billion and had an amortized cost of $2.9 billion. In addition, included in its trading portfolio, the Company held $331.2 million of securities which were rated below investment grade. As of December 31, 2010, approximately $508.2 million of the below investment grade securities were not publicly traded.

        The following table presents the investment results from continuing operations of the Company:

				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,		Percentage Earned on Average of Cash and Investments
For The Year Ended December 31,		Net Investment Income		Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
2006	$28,299,749	$1,419,778	6.0%	$(21,516)	$104,084
2007	29,476,959	1,675,934	5.9	8,469	8,602
2008	27,003,687	1,675,164	5.8	116,657	(584,492)
2009	29,547,513	1,665,036	5.9	(177,953)	120,149
2010	31,970,632	1,683,676	5.4	(138,249)	112,856

Mortgage Loans

        The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2010, the Company's mortgage loan holdings were approximately $4.9 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in the Company's view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which the Company has chosen not to participate. The Company believes this disciplined approach has contributed to a relatively low delinquency and foreclosure rate throughout its history.

        The following table presents a breakdown of the Company's commercial mortgage loan portfolio by property type as of December 31, 2010:

Type	Percentage of Mortgage Loans on Real Estate
Retail	66.2%
Office Buildings	12.7
Apartments	12.2
Warehouses	7.0
Other	1.9

100.0%

        The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's exposure represents more than 2.0% of mortgage loans. Approximately 74.9% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Texas	13.7%
Georgia	8.8
Tennessee	7.6
Alabama	7.1
Florida	7.0
South Carolina	5.2
Ohio	4.8
Utah	4.6
North Carolina	4.4
Indiana	3.1
Pennsylvania	3.1
California	2.8
Michigan	2.7

74.9%

        During the year ended December 31, 2010, the Company funded approximately $310 million of new loans, with an average loan size of $4.5 million. The average size mortgage loan in the portfolio as of December 31, 2010, was $2.7 million and the weighted-average interest rate was 6.31%. The largest single mortgage loan was $33.8 million.

        Retail loans are predominantly on strip shopping centers anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, clothing, and other services. The following were the five largest anchor tenants (measured by the Company's level of exposure) as of December 31, 2010:

Type	Percentage of Mortgage Loans on Real Estate
Food Lion, Inc.	2.0%
Walgreen Corporation	1.9
Wal-Mart Stores, Inc.	1.5
Rite Aid Corporation	1.3
Tractor Supply Company	1.3

8.0%

        At the time of origination, the Company's mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. The Company targets projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property's projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2010, approximately $884.7 million of the Company's mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if the Company believes the mortgage has an acceptable risk profile.

        Many of the Company's mortgage loans have call options or interest rate reset option provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

        As of December 31, 2010, delinquent mortgage loans, foreclosed properties, and restructured loans pursuant to a pooling and servicing agreement were less than 0.2% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement. The loans subject to a pooling and servicing agreement have been included on the Company's consolidated balance sheet beginning in the first quarter of 2010 in accordance with ASU 2009-17. For loans not subject to a pooling and servicing agreement, as of December 31, 2010, $9.4 million, or 0.2%, of the mortgage loan portfolio was nonperforming. In addition, as of December 31, 2010, $19.3 million, or 0.4%, of the mortgage loan portfolio that is subject to a pooling and servicing agreement was either nonperforming or has been restructured under the terms and conditions of the pooling and service agreement.

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

Ratings

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including the Company's insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer's products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of the Company's significant member companies from the major independent rating organizations as of December 31, 2010:

Ratings	A.M. Best	Fitch	Standard & Poor's	Moody's
Insurance company financial strength rating:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—

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

Life Insurance In-Force

        The following table presents life insurance sales by face amount and life insurance in-force:

	For The Year Ended December 31,
	2010		2009	2008	2007	2006
	(Dollars In Thousands)
New Business Written
Life Marketing	$30,626,739		$50,621,394	$57,534,379	$89,463,255	$81,389,241
Asset Protection	1,191,268		1,376,012	2,077,540	2,786,447	3,095,205

Total	$31,818,007		$51,997,406	$59,611,919	$92,249,702	$84,484,446

Business Acquired Acquisitions	$13,185,627		$—	$—	$—	$224,498,169

Insurance In-Force at End of Year(1)
Life Marketing	$552,590,776		$553,799,195	$544,248,010	$517,797,133	$453,937,534
Acquisitions	217,101,363	(2)	218,271,519	227,708,203	243,050,966	265,837,876
Asset Protection	2,625,886		3,019,142	3,651,779	4,333,952	4,718,018

Total	$772,318,025		$775,089,856	$775,607,992	$765,182,051	$724,493,428

(1)
Reinsurance assumed has been included, reinsurance ceded (2010—$495,056,077; 2009—$515,136,471; 2008—$540,561,213; 2007—$531,984,866; 2006—$576,790,608) has not been deducted.

(2)
Includes Business Acquired Acquisitions of $13,185,627.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

As of December 31,	Ratio of Voluntary Termination
2006	3.9%
2007	4.5
2008	4.7
2009	4.9
2010	4.8

Investment Products In-Force

        The amount of investment products in-force is measured by account balances. The following table includes the stable value product segment, acquisitions segment, and annuity segment account balances. A majority of the variable annuity account balances are reported in the Company's financial statements as liabilities related to separate accounts.

As of December 31,	Stable Value Products	Modified Guaranteed Annuities	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2006	$5,513,464	$2,424,218	$4,981,587	$4,302,413
2007	5,046,463	2,745,123	5,932,336	4,128,666
2008	4,960,405	3,497,482	6,087,419	3,220,519
2009	3,581,150	3,630,614	6,457,013	4,132,053
2010	3,076,233	3,517,922	7,145,935	6,390,847

        Below are the fixed annuity account balances by segment:

As of December 31,	Annuities	Acquisitions	Corporate & Other	Total
	(Dollars In Thousands)
2009	$3,913,365	$2,442,279	$57,457	$6,413,101*
2010	4,692,900	2,347,329	60,255	7,100,484*
*
Note that this amount does not agree to the total in the Fixed Annuities column in the table above as a result of immaterial amounts included within other segments.

        Below are the variable annuity account balances by segment:

As of December 31,	Annuities	Acquisitions	Total
	(Dollars In Thousands)
2009	$2,808,123	$1,323,930	$4,132,053
2010	4,429,084	1,961,763	6,390,847

Underwriting

        The underwriting policies of the Company's insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, and/or medical examinations to determine whether a policy should be issued as applied for, other than applied for, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50. In the case of "simplified issue" policies, which are issued primarily through the Asset Protection segment, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than "simplified issue" policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for evaluation of the substandard risk.

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

        Since 2006, the Company has utilized an advanced underwriting system, TeleLife®, for certain segments of its life business. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means, and reduces the number of attending physician statements.

        The Company's maximum retention limit is $2,000,000 on certain of its traditional life and universal life products.

Reinsurance Ceded

        The Company's insurance subsidiaries cede life insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company has also reinsured guaranteed minimum death benefit ("GMDB") claims relative to certain of its variable annuity contracts. During 2010, the Company discontinued the use of reinsurance on GMDB claims.

        For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded a significant percentage, approximately 90%, of its newly written life insurance business on a first dollar quota share basis. The Company's traditional life insurance was ceded under coinsurance contracts and universal life insurance was ceded under yearly renewable term ("YRT") contracts. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to YRT reinsurance as discussed below. The Company continues to reinsure 90% of the mortality risk, but not the account values, on the majority of its newly written universal life insurance.

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

        As of December 31, 2010, the Company had insurance in-force of $772.3 billion, of which approximately $495.1 billion was ceded to reinsurers. See Note 8, Reinsurance to consolidated financial statements for additional information related to the Company's use of reinsurance.

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

Federal Income Tax

        Existing federal laws and regulations affect the taxation of the Company's products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company's products a competitive advantage over other non-insurance products. To the extent that the Internal Revenue Code of 1986 (the "Code") is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company and its subsidiaries, will be adversely affected with respect to their ability to sell such products. Also, depending upon grandfathering provisions, the Company will be affected by the surrenders of existing annuity contracts and life insurance policies.

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

        In addition, life insurance products are often used to fund estate tax obligations. Legislation was enacted in 2001 that reduced the federal estate tax in years 2001 through 2009 and then completely eliminated the tax in 2010. This legislation sunsetted at the end of 2010, thus reinstating the tax at its pre-2001 level in 2011 and thereafter. During 2010, Congress enacted legislation that reduced the tax in years 2011 and 2012 from what it would have been pursuant to the 2001 legislation. In the absence of further action by Congress, the federal estate tax will revert back to pre-2001 levels in 2013 and thereafter. If the estate tax is significantly reduced or eliminated again in the future, the demand for certain life insurance products could be adversely affected.

        Additionally, the Company is subject to corporate income tax. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes will adversely affect the Company.

        The Company's insurance subsidiaries are taxed by the federal government in a manner similar to other companies in its industry. However, certain restrictions apply regarding the consolidation of recently-acquired life insurance companies into the Company's consolidated U.S. income tax return. Additionally, restrictions apply to the combining, in a consolidated U.S. income tax return, of life-insurance-company and non-life-insurance-company taxable income and losses. For 2010, the Company will consolidate all of its subsidiaries into its consolidated U.S. income tax return except for Protective Life Insurance Company of New York. The former Chase life insurance companies that were merged into PLICO were consolidated as of their respective merger dates. The Company filed separate company returns for those merged companies prior to the merger.

Competition

        Life and health insurance is a mature and highly competitive industry. In recent years, the industry has experienced reduced growth in life insurance sales, though the aging population has increased the demand for retirement savings products. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have lower profitability expectations. The Company also faces competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

        The Company's move away from reliance on reinsurance for newly written traditional life products results in a net reduction of current taxes, but an increase in deferred taxes. The Company allocates the benefits of reduced current taxes to the life marketing segment and the profitability and competitive position of certain products is dependent on the continuation of existing tax rules and interpretations and the Company's ability to generate future taxable income.

        The Company's ability to compete is dependent upon, among other things, its ability to attract and retain distributors to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of adequate ratings from rating agencies.

        As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency that differs from past behavior.

Risk Management

        Risk management is a critical part of the Company's business, and the Company has adopted risk management processes in multiple aspects of its operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management, and technology development projects. The Company's risk management office, under the direction of the Chief Risk Officer, along with other departments, management groups and committees, have responsibilities for managing different risks throughout the Company. Risk management includes the assessment of risk, a decision process to determine which risks are acceptable and the ongoing monitoring and management of those risks. The primary objective of these risk management processes is to determine the acceptable level of variations the Company experiences from its expected results and to implement strategies designed to limit such variations to these levels.

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

        The purchase of life insurance products is limited by state insurable interest laws, which generally require that the purchaser of life insurance name a beneficiary that has some interest in the continued life of the insured. To some extent, the insurable interest laws present a barrier to the life settlement, or "stranger-owned" industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws. To the extent these laws are relaxed, the Company's lapse assumptions may prove to be incorrect.

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

        The Company's insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company's subsidiaries may be ongoing. To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company's insurance company subsidiaries.

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

        In addition, many states, including the states in which the Company's insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where PLICO is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. The NAIC recently approved revisions to the NAIC Model Holding Company System Regulatory Act that, if enacted by the legislatures of the states in which the Company's insurance subsidiaries are domiciled, will subject such subsidiaries to increased reporting requirements.

        The states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the subsidiaries' ability to pay dividends to the Company. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2011 is estimated to be $344.7 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Reform Act are or may become applicable to the Company, its competitors or those entities with which the Company does business, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation of broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. The Reform Act also creates the Consumer Financial Protection Bureau ("CFPB"), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the "SEC") or the U.S. Commodity Futures Trading Commission. Certain of the Company's subsidiaries sell products that may be regulated by the CFPB. Numerous provisions of the Reform Act require the adoption of implementing rules and/or regulations. In addition, the Reform Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Reform Act may impact the Company in many ways, including but not limited to: placing the Company at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for the Company to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, or otherwise have a material adverse effect on the overall business climate as well as the Company's financial condition and results of operations.

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

Employees

        As of December 31, 2010, the Company had approximately 2,315 employees, of which 2,303 were full-time and 12 were part-time employees. Included in the total were approximately 1,517 employees in Birmingham, Alabama, of which 1,508 were full-time and 9 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2010 was approximately $11.6 million. In addition, substantially all of the employees are covered by a defined benefit pension plan. In 2010, 2009, and 2008, the Company also matched employee contributions to its 401(k) Plan. See Note 14, Stock-Based Compensation and Note 15, Employee Benefit Plans to consolidated financial statements for additional information.

Available Information

        The Company files reports with the SEC, including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically by the Company.

        The Company makes available free of charge through its website, www.protective.com, the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on the Company's website is not part of this or any other report filed with or furnished to the SEC

        The Company also has available copies of the Company's Proxy Statement and the 2010 Annual Report to Shareowners which will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Shareowner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3573, Fax (205) 268-5547.

Executive Officers

        As of February 21, 2011, the Company's executive officers were as follows:

Name	Age	Position
John D. Johns	59	Chairman of the Board, President, Chief Executive Officer and a Director
Richard J. Bielen	50	Vice Chairman and Chief Financial Officer
Edward M. Berko	53	Executive Vice President, Chief Risk Officer
Carolyn M. Johnson	50	Executive Vice President, Chief Operating Officer
Deborah J. Long	57	Executive Vice President, Secretary and General Counsel
Carl S. Thigpen	54	Executive Vice President, Chief Investment Officer
D. Scott Adams	46	Senior Vice President, Chief Human Resources Officer
Brent E. Griggs	55	Senior Vice President, Asset Protection
Carolyn King	60	Senior Vice President, Acquisitions and Corporate Development
Steven G. Walker	51	Senior Vice President, Controller and Chief Accounting Officer
Judy Wilson	52	Senior Vice President, Stable Value Products

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

        Mr. Bielen has been Vice Chairman and Chief Financial Officer of the Company since June 2007. From August 2006 to June 2007, Mr. Bielen served as Executive Vice President, Chief Investment Officer, and Treasurer of the Company. From January 2002 to August 2006, Mr. Bielen served as Senior Vice President, Chief Investment Officer, and Treasurer of the Company. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.

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

        Ms. Long has been Executive Vice President, Secretary, and General Counsel of the Company since May 2007. From November 1996 to May 2007, Ms. Long served as Senior Vice President, Secretary, and General Counsel of the Company. Ms. Long has been employed by the Company and its subsidiaries since 1994.

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

        Ms. King has been Senior Vice President, Acquisitions and Corporate Development, of the Company since June 2007. From December 2003 to June 2007, Ms. King served as Senior Vice President, Acquisitions of the Company. Ms. King has been employed by the Company and its subsidiaries since 1995.

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

The Company is exposed to the risks of natural and man-made catastrophes, pandemics, malicious acts, terrorist acts and climate change, which could adversely affect the Company's operations and results.

        While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural or man-made catastrophe, pandemic, malicious act, terrorist act, or the occurrence of climate change, could adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company's financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies.

        In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of the Company's business within such geographic areas and/or the general economic climate, which in turn could have an adverse affect on the Company. Such events or conditions could also result in additional regulation or restrictions on the Company in the conduct of its business. The possible macroeconomic effects of such events or conditions could also adversely affect the Company's asset portfolio, as well as many other aspects of the Company's business, financial condition, and results of operations.

The Company's strategies for mitigating risks arising from its day-to-day operations may prove ineffective resulting in a material adverse effect on its results of operations and financial condition.

        The Company's performance is highly dependent on its ability to manage risks that arise from a large number of its day-to-day business activities, including underwriting, claims processing, policy administration and servicing, execution of its investment strategy, financial and tax reporting and other activities, many of which are very complex. The Company also may rely on third parties for such activities. The Company seeks to monitor and control its exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes, and other mechanisms. However, the occurrence of unforeseen or un-contemplated risks, or the occurrence of risks of a greater magnitude than expected, including those arising from a failure in processes, procedures or systems implemented by the Company or a failure on the part of employees or third parties upon which the Company relies in this regard, may have a material adverse effect on the Company's financial condition or results of operations.

The Company operates in a mature, highly competitive industry, which could limit its ability to gain or maintain its position in the industry and negatively affect profitability.

        The insurance industry is a mature and highly competitive industry. In recent years, the industry has experienced reduced growth in life insurance sales. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources and higher ratings than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than the Company. The Company also faces competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products. Consolidation and expansion among banks, insurance companies distributors, and other financial service companies with which the Company does business could also have an adverse affect on the Company's financial condition and results of operations if such companies require more favorable terms than previously offered to the Company or if such companies elect not to continue to do business with the Company following consolidation or expansion.

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

        The Company's results may fluctuate from period to period due to fluctuations in the amount of policy claims received. In addition, certain of the Company's lines of business may experience higher claims if the economy is growing slowly or in recession, or if equity markets decline. Also, insofar as the Company continues to retain a larger percentage of the risk of newly written life products than it has in the past, its financial results may have greater variability due to fluctuations in mortality results.

A ratings downgrade or other negative action by a ratings organization could adversely affect the Company.

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including the Company's insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. While ratings are not a recommendation to buy the Company's securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company's insurance subsidiaries could adversely affect the Company in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for the Company's insurance products and services in order to remain competitive; and adversely affecting the Company's ability to obtain reinsurance at a reasonable price, on reasonable terms or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances or obligations under reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of funding and swap agreements.

        Rating organizations also publish credit ratings for the Company. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important to the Company's overall ability to access certain types of liquidity. Downgrades of the Company's credit ratings, or an announced potential downgrade, could have a material adverse affect on the Company's financial conditions and results of operations in many ways, including the following: limiting the Company's access to capital markets; increasing the cost of debt; impairing its ability to raise capital to refinance maturing debt obligations; limiting its capacity to support the growth of its insurance subsidiaries; requiring it to pay higher amounts in connection with certain existing or future financing arrangements or transactions; and making it more difficult to maintain or improve the current financial strength ratings of its insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require the Company to post collateral pursuant to certain contractual obligations.

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

        In the conduct of business, the Company makes certain assumptions regarding mortality, morbidity, persistency, expenses, interest rates, equity market volatility, tax liability, business mix, frequency and severity of claims, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company's balance sheet. These assumptions are used in the operation of the Company's business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company's actual experience, as well as changes in estimates, are used to prepare the Company's statements of income. To the extent the Company's actual experience and changes in estimates differ from original estimates, the Company's financial condition may be affected.

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

        The calculations the Company uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. The Company currently employs various techniques for such calculations. From time to time it develops and implements more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates.

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

        The Company makes assumptions regarding the fair value and expected future performance of its investments. Expectations that the Company's investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and consider the performance of the underlying assets. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such reduced performance may lead to adverse changes in the cash flows on the Company's holdings of these types of securities. This could lead to potential future write-downs within the Company's portfolio of mortgage-backed and asset-backed securities. In addition, expectations that the Company's investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of the Company's investments in corporate securities will perform worse than current expectations. Such events may lead the Company to recognize potential future write-downs within its portfolio of corporate securities. It is also possible that such unanticipated events would lead the Company to dispose of those certain holdings and recognize the effects of any market movements in its financial statements.

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

        The timing of premium payments to and receipt of expense allowances from reinsurers differs from the Company's receipt of customer premium payments and incurrence of expenses. These timing differences introduce variability in certain components of the Company's statements of income and may also introduce variability in the Company's quarterly results.

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

Interest rate fluctuations or significant and sustained periods of low interest rates could negatively affect the Company's interest earnings and spread income, or otherwise impact its business.

        Significant changes in interest rates expose insurance companies to the risk of not earning anticipated interest earnings on products without significant account balances, or not realizing anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts that have significant account balances. Both rising and declining interest rates can negatively affect the Company's interest earnings and spread income.

        From time to time, the Company has participated in securities repurchase transactions that have contributed to the Company's investment income. No assurance can be given that such transactions will continue to be entered into and contribute to the Company's investment income in the future.

        Changes in interest rates may also impact the Company's business in other ways. Lower interest rates may result in lower sales of certain of the Company's insurance and investment products. Certain of the Company's insurance and investment products guarantee a minimum credited interest rate, and the Company could become unable to earn its spread income should interest rates decrease significantly. The Company's expectation for future interest earnings and spreads is an important component in amortization of deferred acquisition costs ("DAC") and value of business acquired ("VOBA") and significantly lower interest earnings or spreads may cause it to accelerate amortization, thereby reducing net income in the affected reporting period. Additionally, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when the Company's investments carry lower returns. Significant and sustained periods of reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with the Company's variable products that have death benefit or withdrawal benefit guarantees.

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

        Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of death benefit and withdrawal benefit guarantees in these products. The estimated cost of providing guaranteed minimum death benefits ("GMDB") and guaranteed minimum withdrawal benefits ("GMWB") incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income.

        The amortization of DAC relating to variable products and the estimated cost of providing GMDB and GMWB incorporate various assumptions about the overall performance of equity markets over certain time periods. The rate of amortization of DAC and the cost of providing GMDB and GMWB could increase if equity market performance is worse than assumed.

The Company's use of derivative financial instruments within its risk management strategy may not be effective or sufficient.

        The Company uses derivative financial instruments within its risk management strategy to mitigate risks to which it is exposed, including the adverse affects of domestic and/or international equity market levels and volatility and interest rate fluctuations on its variable annuity products with guaranteed benefit features. These derivative financial instruments may not effectively offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in the value of such guarantees and the changes in the value of the derivative financial instruments purchased by the Company, extreme interest rate and/or equity market conditions, contract holder behavior different from the Company's expectations, and divergence between the performance of the underlying funds of such variable annuity products with guaranteed benefit features and the indices utilized by the Company in estimating its exposure to such guarantees.

        The Company may also choose not to hedge, in whole or in part, these or other risks that it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument or, in reaction to extreme interest rate or equity market conditions, a decision to not purchase a derivative financial instrument that fully hedges certain risks. Additionally, the Company's estimates and assumptions made in connection with its use of any derivative financial instrument may fail to reflect or correspond to its actual long-term exposure in respect to identified risks. Derivative financial instruments held or purchased by the Company may also otherwise be insufficient to hedge the risks in relation to the Company's obligations. In addition, the Company may fail to identify risks, or the magnitude thereof, to which it is exposed. The above factors, either alone or in combination, may have a material adverse effect on the Company's financial condition and results of operations.

The Company is highly regulated and subject to numerous legal restrictions and regulations.

        The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company's business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company's domiciliary state regulator. At any given time, a number of financial and/or market conduct examinations of the Company's subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company's subsidiaries that could, if determined adversely, have a material impact on the Company. The Company's insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company's profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

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

        Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from the National Association of Insurance Commissioners ("NAIC"). State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on the Company's financial condition and results of operations. The NAIC may also be influenced by the initiatives and regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. Application of such initiatives or regulatory structures or schemes to the Company could have a material adverse effect on the Company's financial condition and results of operations.

        The Company is also subject to the risk that compliance with any particular regulator's interpretation of a legal or accounting issue may not result in compliance with another regulator's interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator's interpretation of a legal or accounting issue may change over time to the Company's detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability.

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

        At the federal level, bills are routinely introduced in both chambers of the United States Congress ("Congress") which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material.

        On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act of 2010 (the "Healthcare Act") into law. The Healthcare Act makes significant changes to the regulation of health insurance, imposing various conditions and requirements on the Company. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that is, or is deemed to be health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company's expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, the deductibility of certain compensation, and the Company's ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Reform Act are or may become applicable to the Company, its competitors or those entities with which the Company does business, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation of broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. The Reform Act also creates the Consumer Financial Protection Bureau ("CFPB"), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the "SEC") or the U.S. Commodity Futures Trading Commission. Certain of the Company's subsidiaries sell products that may be regulated by the CFPB. Numerous provisions of the Reform Act require the adoption of implementing rules and/or regulations. In addition, the Reform Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Reform Act may impact the Company in many ways, including but not limited to: placing the Company at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for the Company to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, or otherwise have a material adverse effect on the overall business climate as well as the Company's financial condition and results of operations.

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

        Under the Internal Revenue Code of 1986, as amended (the "Code"), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company's products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company's subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict or eliminate the advantages of certain corporate or bank-owned life insurance products. Changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. In addition, life insurance products are often used to fund estate tax obligations. Legislation was enacted in 2001 that reduced the federal estate tax in years 2001 through 2009 and then completely it in 2010. This legislation sunsetted at the end of 2010, thus reinstating the tax at its pre-2001 level in 2011 and thereafter. During 2010, Congress enacted legislation that reduced the tax in years 2011 and 2012 from what it would have been pursuant to the 2001 legislation. In the absence of further action by Congress, the federal estate tax will revert back to its pre-2001 level in 2013 and thereafter. If the estate tax is significantly reduced or eliminated again in the future, the demand for certain life insurance products could be adversely affected. Additionally, the Company is subject to the federal corporation income tax, but currently benefits from certain tax benefits, including but not limited to, dividends-received deductions and insurance reserve deductions. Due to a number of factors, including the recent financial crisis and ongoing proposals from the U.S. Department of the Treasury, there is a risk that federal and/or state tax legislation could be enacted that would result in higher taxes on life insurance companies, such as the Company's insurance subsidiaries and/or policyholders. Whether such legislation will be enacted, and if so, the substance of such legislation is uncertain. However, if such legislation is enacted, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company, including those listed above. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes could adversely affect the Company.

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

        In addition, Congress and various regulatory agencies have recently considered several proposals being considered by Congress and various agencies that would facilitate or require servicers of residential mortgage-backed securities ("RMBS") to modify the principal amount of, and/or restructure the amounts payable pursuant to, the residential mortgage loans underlying such securities. Similarly, Congress has recently considered several proposals that would grant a bankruptcy court the ability to modify or restructure the payments owing on mortgage loans, which loan modifications could result in a discharge of underlying principal amounts. To the extent a principal loss is imposed by a bankruptcy court (a so-called "cramdown"), under some RMBS structures, the loss would be allocated among the various tranches differently than would a loss resulting from foreclosure, and thus under some RMBS structures could have a disproportionate effect on the higher rated tranches. The Company is unable to predict whether such proposals will continue to be considered and, if approved, what specific impact such proposals would have on its fixed income investment portfolio. However, a reduction in the principal amount of the mortgage loans securing a RMBS in the Company's portfolio could result in, among other things, a ratings downgrade of the individual RMBS, a reduction in the market value of the RMBS, and/or accelerated loss of principal on the RMBS. The occurrence of these events could have a material adverse impact on the Company's capital position for regulatory and other purposes, its business, and its results of operations.

The Company may not realize its anticipated financial results from its acquisitions strategy.

        The Company's acquisitions of companies and acquisitions or coinsurance of blocks of insurance business have increased its earnings in part by allowing the Company to position itself to realize certain operating efficiencies. However, there can be no assurance that the Company will have future suitable opportunities for, or sufficient capital available to fund, such transactions. In addition, there can be no assurance that the Company will realize the anticipated financial results from such transactions. The financial distress experienced by certain financial services industry participants as a result of continued challenging economic conditions may lead to favorable acquisition opportunities, although the Company's ability to pursue such opportunities may be limited due to a lack of access to sources of financing or other factors.

        The Company may be unable to complete an acquisition transaction. Completion of an acquisition transaction may be more costly or take longer than expected, or may have a different or more costly financing structure than initially contemplated. In addition, the Company may not be able to complete or manage multiple acquisition transactions at the same time, or the completion of such transactions may be delayed or be more costly than initially contemplated. The Company or other parties to the transaction, may be unable to obtain regulatory approvals required to complete an acquisition transaction. There may also be unforeseen liabilities that arise in connection with businesses or blocks of insurance business that the Company acquires.

        Additionally, in connection with its acquisition transactions that involve reinsurance, the Company assumes, or otherwise becomes responsible for, the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse affect on the Company.

The Company is dependent on the performance of others.

        The Company's results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company's products are sold through independent distribution channels, variable annuity deposits are invested in funds managed by third parties, and certain modified coinsurance assets are managed by third parties. Also, a substantial portion of the United Investors Life Insurance Company acquired business is currently being administered by an affiliate of the seller. Additionally, the Company's operations are dependent on various technologies, some of which are provided and/or maintained by other parties. Any of the other parties upon which the Company depends may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company's reinsurers could fail to meet assumed obligations, increase rates, or be subject to adverse developments that could affect the Company.

        The Company and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets or other issues, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the assumed obligations. Therefore, the failure, insolvency, or inability or unwillingness to pay under the terms of the reinsurance agreement with the Company of one or more of the Company's reinsurers could negatively impact the Company's earnings and financial position.

        The Company's ability to compete is influenced by the availability of reinsurance. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance. Therefore, if the cost of reinsurance were to increase, if reinsurance were to become unavailable, if alternatives to reinsurance were not available to the Company, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

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

        The Company has implemented a reinsurance program through the use of captive reinsurers. Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company's captive reinsurance program is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company would be adversely impacted.

The occurrence of computer viruses, network security breaches, disasters, or other unanticipated events could affect the data processing systems of the Company or its business partners and could damage the Company's business and adversely affect its financial condition and results of operations.

        A computer virus could affect the data processing systems of the Company or its business partners, destroying valuable data or making it difficult to conduct business. In addition, despite the Company's implementation of network security measures, its servers could be subject to physical and electronic break-ins and similar disruptions from unauthorized tampering with its computer systems.

        The Company retains confidential information in its computer systems and relies on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent the Company's security measures and penetrate the Company's computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information, customer financial information, and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information. Any compromise of the security of the Company's computer systems that results in inappropriate access, use, or disclosure of personally identifiable customer information could damage the Company's reputation in the marketplace, deter people from purchasing the Company's products, subject the Company to significant civil and criminal liability, and require the Company to incur significant technical, legal, and other expenses.

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

        The Company deploys significant amounts of capital to support its sales and acquisitions efforts. Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are not predictable, foreseeable, or within the Company's control. A lack of sufficient capital could have a material adverse impact on the Company's financial condition and results of operations.

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

        The SEC has proposed that filers in the United States be required to report financial results in accordance with International Financial Reporting Standards ("IFRS"), as issued by the International Accounting Standards Board, rather than GAAP. As currently proposed, the earliest this would become effective would begin with a large accelerated filer's fiscal year 2014 Annual Report on Form 10-K. For large accelerated filers, the earliest reporting period for which the proposal would be effective would be 2014. For non-accelerated filers, the earliest reporting period for which the proposal would be effective would be fiscal year 2015. However, the report filed by issuers on Form 10-K for the first year in which such filer is required to report financial results in accordance with IFRS must include financial statements for the fiscal year of the report, as well as the two preceding fiscal years. Thus, a filer adopting IFRS in 2014 would need to file audited IFRS financial statements for fiscal years 2012, 2013, and 2014 in its Form 10-K for the fiscal year ended 2014. Despite the movement toward convergence of GAAP and IFRS, adherence to IFRS will be a complete change to the Company's accounting and reporting, and converting to IFRS will impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment, and disclosure. As convergence of GAAP and IFRS continues, it could result in significant changes in GAAP that would be implemented whether or not a transition to IFRS actually occurs. The changes to GAAP and ultimate conversion to IFRS will likely affect how the Company manages its business, as it will likely affect other business processes such as the design of compensation plans, product design, etc. The Company is unable to predict whether, and if so, when this proposal will be adopted and/or implemented.

        In addition, the Company's insurance subsidiaries are required to comply with statutory accounting principles ("SAP"). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company. The NAIC is also currently working to reform model regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and, if so, whether the enacted reforms will positively or negatively affect the Company. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company's insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on the Company.

The Company's risk management policies, practices, and procedures could leave it exposed to unidentified or unanticipated risks, which could negatively affect its business or result in losses.

        The Company has developed risk management policies and procedures and expects to continue to enhance these in the future. Nonetheless, the Company's policies and procedures to identify, monitor, and manage both internal and external risks may not predict future exposures, which could be different or significantly greater than expected.

        These identified risks may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company, or that it currently deems to be immaterial, may adversely affect its business, financial condition and/or operating results.

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

        A general economic slowdown could adversely affect the Company in many ways, including but not limited to, consumer behavior and pressure on the Company's investment portfolios. Consumer behavior could include decreased demand for the Company's products and elevated levels of policy lapses, policy loans, withdrawals, and surrenders. The Company's investment and mortgage loan portfolios could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in the Company's investment portfolio and the Company's commercial mortgage loan borrowers and their tenants.

Deterioration of general economic conditions could result in a severe and extended economic recession, which could materially adversely affect the Company's business and results of operations.

        On September 20, 2010, the National Bureau of Economic Research officially declared that the United States economy began to recover in June 2009 from the recession that began in December 2007. However, in making its announcement, it further stated that economic conditions since June 2009 have not been favorable nor has the economy returned to normal operating capacity. While economic indicators have fluctuated throughout 2010, continued concerns over a weakened labor market, deficit spending, the value of the U.S. dollar, the availability and cost of credit, and sustained declines in the housing market continue to exert negative pressure on the consumer confidence index.

        Like other financial institutions, and particularly life insurers, the Company has been adversely affected by these conditions. The continued presence of these conditions could have an adverse impact on the Company by, among other things, exerting downward pressure on the price of the Company's stock, decreasing demand for its insurance and investment products, and increasing the level of lapses and surrenders of its policies. The Company and its subsidiaries could also experience additional ratings downgrades from ratings agencies, unrealized losses, significant realized losses, impairments in its investment portfolio, and charges incurred as a result of mark-to-market and fair value accounting principles. If the current economic conditions worsen, the Company's ability to access sources of capital and liquidity may be further limited.

        Economic trends may worsen in 2011, thus contributing to increased volatility and diminished expectations for the economy and markets. The Company cannot predict the occurrence of economic trends or the likelihood or timing of improvement in such trends.

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

        The Company also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon that party's intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by the Company's products, methods, processes, or services. Any party that holds such a patent could make a claim of infringement against the Company. The Company may also be subject to claims by third parties for breach of copyright, trademark, trade secret, or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If the Company were found to have infringed a third party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets, or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company could be adversely affected by an inability to access its credit facility.

        The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company's credit and financial strength ratings and its ability to meet obligations, particularly when alternative sources of credit are either difficult to access or costly. The availability of the Company's credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company's credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company's right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company's failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. The Company's inability to access some or all of the line or credit under the credit facility could have a material adverse effect on our financial condition and results of operations.

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

        In scenarios of equity market declines, the amount of additional statutory reserves the Company is required to hold for its variable product guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves could result in a reduction to the Company's capital, surplus, and/or RBC ratio. Also, in environments where there is not a correlative relationship between interest rates and spreads, the Company's market value adjusted annuity product can have a material adverse effect on the Company's statutory surplus position.

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

        The Company leases administrative and marketing office space in 20 cities, including 23,586 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $8.3 million.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 2010 to a vote of the Company's security holders.

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

	Range
	High	Low	Dividends
2010
First Quarter	$21.99	$16.59	$0.120
Second Quarter	25.43	19.72	0.140
Third Quarter	23.16	18.52	0.140
Fourth Quarter	27.37	21.93	0.140
2009
First Quarter	$16.77	$2.92	$0.120
Second Quarter	13.48	5.51	0.120
Third Quarter	23.97	10.57	0.120
Fourth Quarter	22.64	15.80	0.120

        On December 31, 2010, there were approximately 1,341 owners of record of the Company's common stock.

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

        On May 10, 2010, the Company's Board of Directors extended the Company's previously authorized $100 million share repurchase program. The current authorization extends through May 9, 2013. We did not repurchase any of our common stock under the share repurchase program during the year ended December 31, 2010 or 2009. Future activity will depend upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital. There were no shares repurchased during the year ended December 31, 2010. The remaining capacity, expressed in aggregate value of shares, which may be repurchased under the existing program, is approximately $82.9 million.

Item 6.    Selected Financial Data

	For The Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars In Thousands, Except Per Share Amounts)
INCOME STATEMENT DATA
Premiums and policy fees	$2,625,394	$2,689,699	$2,692,553	$2,727,023	$2,317,337
Reinsurance ceded	(1,408,340)	(1,527,053)	(1,582,810)	(1,600,684)	(1,371,215)

Net of reinsurance ceded	1,217,054	1,162,646	1,109,743	1,126,339	946,122
Net investment income	1,683,676	1,665,036	1,675,164	1,675,934	1,419,778
Realized investment gains (losses):
Derivative financial instruments	(138,249)	(177,953)	116,657	8,469	(21,516)
All other investments	154,366	300,194	(272,694)	8,650	109,773
Other-than-temporary impairment losses	(75,341)	(227,770)	(311,798)	(48)	(5,689)
Portion of loss recognized in other comprehensive income (before taxes)	33,831	47,725	—	—	—

Net impairment losses recognized in earnings	(41,510)	(180,045)	(311,798)	(48)	(5,689)
Other income	222,418	298,148	188,492	232,357	230,665

Total revenues	3,097,755	3,068,026	2,505,564	3,051,701	2,679,133
Total benefits and expenses	2,708,892	2,651,248	2,580,695	2,615,613	2,247,225
Income tax expense (benefit)	129,067	145,290	(33,276)	146,522	150,347

Net income (loss)	259,796	271,488	(41,855)	289,566	281,561
Less: Net income (loss) attributable to noncontrolling interests	(445)	—	—	—	—

Net income (loss) available to PLC's common shareowners(1)	$260,241	$271,488	$(41,855)	$289,566	$281,561

PER SHARE DATA
Net income (loss) from continuing operations—basic	$3.01	$3.37	$(0.59)	$4.07	$3.98
Net income (loss) available to PLC's common shareowners—basic	$3.01	$3.37	$(0.59)	$4.07	$3.98
Average shares outstanding—basic	86,567,069	80,488,694	71,108,961	71,061,152	70,795,453
Net income (loss) from continuing operations—diluted	$2.97	$3.34	$(0.59)	$4.05	$3.94
Net income (loss) available to PLC's common shareowners—diluted	$2.97	$3.34	$(0.59)	$4.05	$3.94
Average shares outstanding—diluted	87,675,857	81,249,265	71,108,961 (2)	71,478,021	71,390,513
Cash dividends paid per share	$0.540	$0.480	$0.815	$0.890	$0.84
Total Protective Life Corporation's Shareowners' Equity	$38.88	$28.96	$10.89	$35.02	$33.06

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$47,562,786	$42,311,587	$39,572,449	$41,786,041	$39,795,294
Total stable value products and annuity account balances	13,667,838	13,492,190	14,317,832	13,754,846	14,471,553
Non-recourse funding obligations	532,400	575,000	1,375,000	1,375,000	425,000
Liabilities related to variable interest entities	—	—	—	400,000	420,395
Debt	1,501,852	1,644,852	714,852	559,852	479,132
Subordinated debt securities	524,743	524,743	524,743	524,743	524,743
Total Protective Life Corporation's shareowners' equity	3,331,087	2,478,821	761,095	2,456,761	2,313,075
(1)
Protective Life Corporation ("PLC")

(2)
Per the earnings per share guidance, the ASC Earnings Per Share Topic, no potential common shares are included in the computation of of diluted per share amounts when a loss from operations exists. See Note 16, Earnings (Loss) Per Share for additional information.

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

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

        This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like "believe," "expect," "estimate," "project," "budget," "forecast," "anticipate," "plan," "will," "shall," "may," and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments, or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results included herein.

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

        Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

  •
  Life Marketing—We market universal life ("UL"), variable universal life, level premium term insurance ("traditional"), and bank-owned life insurance ("BOLI") products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

  •
  Acquisitions—We focus on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Policies acquired through the Acquisition segment are typically "closed" blocks of business (no new policies are being marketed). Therefore, in such instances, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

  •
  Annuities—We market fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

  •
  Stable Value Products—We sell guaranteed funding agreements ("GFAs") to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. In addition, the segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"). Additionally, the segment markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans.

  •
  Asset Protection—We market extended service contracts and credit life and disability insurance to protect consumers' investments in automobiles, watercraft, and recreational vehicles. In addition, the segment markets a guaranteed asset protection ("GAP") product. GAP coverage covers the difference between the loan pay-off amount and an asset's actual cash value in the case of a total loss.

  •
  Corporate and Other—This segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including interest on debt), and a trading portfolio that was previously part of a variable interest entity. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

  Reinsurance Ceded

        For approximately 10 years prior to mid-2005, we entered into reinsurance contracts in which we ceded a significant percentage, generally 90%, of our newly written life insurance business on a first dollar quota share basis. Our traditional life insurance was ceded under coinsurance contracts and universal life insurance was ceded under yearly renewable term ("YRT") contracts. During this time, we obtained coinsurance on our traditional life business, while reducing the amount of capital deployed and increasing overall returns. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to YRT reinsurance as discussed below. We continue to reinsure 90% of the mortality risk, but not the account values, on the majority of our newly written universal life insurance.

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

EXECUTIVE SUMMARY

        We reported strong financial results for 2010. Our focus in 2010 was on regaining sales and earnings momentum in our retail business lines, finding opportunities to leverage our industry-leading acquisitions capabilities, and strengthening our risk management infrastructure. We made substantial progress in 2010 on all of these fronts. The following are notable accomplishments:

  •
  The acquisition of United Investors Life Insurance Company closed on December 31, 2010.

  •
  During 2010, we completed fundings of certain term life insurance reserves utilizing letter of credit facilities. With the completion of this transaction, substantially all of the Company's redundant term life insurance reserves are funded beyond the peak level of those reserves.

  •
  We further pursued and accomplished a strategic shift to increase universal life sales.

  •
  We reported record variable annuity sales.

  •
  We completed an insourcing initiative related to a block of business that is expected over time to materially reduce our unit cost related to that block.

        Our focus in 2011 will be on creating shareholder value by improving returns on invested capital and growing earnings while concurrently reducing leverage and improving our overall risk profile.

        Significant financial information related to each of our segments is included in "Results of Operations".

RISKS AND UNCERTAINTIES

        The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

  General

  •
  exposure to the risks of natural and man-made catastrophes, pandemics, malicious acts, terrorist acts and climate change, which could adversely affect our operations and results;
  •
  the occurrence of computer viruses, network security breaches, disasters, or other unanticipated events could affect the data processing systems of us or those of our business partners and could damage our business and adversely affect our financial condition and results of operations;
  •
  our results and financial condition may be negatively affected should actual experience differ from management's assumptions and estimates;
  •
  we may not realize our anticipated financial results from our acquisitions strategy;
  •
  we are dependent on the performance of others;
  •
  our risk management policies, practices, and procedures could leave us exposed to unidentified or unanticipated risks, which could negatively affect our business or result in losses;
  •
  our strategies for mitigating risks arising from our day-to-day operations may prove ineffective resulting in a material adverse effect on our results of operations and financial condition;

  Financial environment

  •
  interest rate fluctuations or significant and sustained periods of low interest rates could negatively affect our interest earnings and spread income, or otherwise impact our business;
  •
  our investments are subject to market, credit, legal, and regulatory risks, which could be heightened during periods of extreme volatility or disruption in the financial and credit markets;
  •
  equity market volatility could negatively impact our business;
  •
  our use of derivative financial instruments within our risk management strategy may not be effective or sufficient;

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
  •
  deterioration of general economic conditions could result in a severe and extended economic recession, which could materially adversely affect our business and results of operations;
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
  •
  the amount of statutory capital that we have and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control;
  •
  we operate as a holding company and depend on the ability of our subsidiaries to transfer funds to us to meet our obligations and pay dividends;

  Industry

  •
  we are highly regulated and subject to numerous legal restrictions and regulations;
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
  •
  use of reinsurance introduces variability in our statements of income;
  •
  our reinsurers could fail to meet assumed obligations, increase rates, or be subject to adverse developments that could affect us;
  •
  our policy claims fluctuate from period to period resulting in earnings volatility;

  Competition

  •
  we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability;
  •
  our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business; and
  •
  we may not be able to protect our intellectual property and may be subject to infringement claims.

        For more information about the risks, uncertainties, and other factors that could affect our future results, please see Part I, Item 1A of this report.

CRITICAL ACCOUNTING POLICIES

        Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements. A discussion of our various critical accounting policies is presented below.

        Evaluation of Other-Than-Temporary Impairments—One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, the security's basis is adjusted and an other-than-temporary impairment is recognized through a charge in the statement of income (loss). The portion of this other-than-temporary impairment related to credit losses on a security is recognized in earnings, while the non-credit portion, representing the difference between fair value and the discounted expected future cash flows of the security, is recognized within other comprehensive income (loss). The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, we accrete the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security's future yields, assuming that future expected cash flows on the securities can be properly estimated.

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

        For certain securitized financial assets with contractual cash flows, including other asset-backed securities, the ASC Investments-Other Topic requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

        Each quarter we review investments with unrealized losses and test for other-than-temporary impairments. We analyze various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding our expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security's basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that we do not intend to sell and do not expect to be required to sell before recovering the security's amortized cost are written down to discounted expected future cash flows ("post impairment cost") and credit losses are recorded in earnings. The difference between the securities' discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities, we consider all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, we consider all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that we intend to sell or expect to be required to sell before recovery are written down to fair value with the change recognized in earnings.

        During the years ended December 31, 2010 and 2009, the Company recorded other-than-temporary impairments of investments of $75.3 million and $227.8 million, respectively. Of the $75.3 million of impairments for the year ended December 31, 2010, $41.5 million was recorded in earnings and $33.8 million was recorded in other comprehensive income (loss). Of the $227.8 million of impairments for the year ended December 31, 2009, $180.1 million was recorded in earnings and $47.7 million was recorded in other comprehensive income (loss). For the years ended December 31, 2010 and 2009, there were $2.5 million and $19.6 million of other-than-temporary impairments related to equity securities. For the years ended December 31, 2010 and 2009, there were $72.8 million and $208.2 million of other-than-temporary impairments related to debt securities, respectively. During these periods, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intends to sell or expects to be required to sell.

        Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 4, Investment Operations, to the consolidated financial statements. As of December 31, 2010, we held $22.3 billion of available-for-sale investments, including $6.1 billion in investments with a gross unrealized loss of $381.7 million.

        Derivatives—We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. We have also entered into certain credit default swaps, from time to time, to enhance the return on our investment portfolio. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We employ a variety of methods for determining the fair value of our derivative instruments. The fair values of swaps, interest rate swaptions, and options are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income (loss). In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. As of December 31, 2010, the fair value of derivatives reported on our balance sheet in "other long-term investments" and "other liabilities" was $35.7 million and $243.5 million, respectively.

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

        Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer's insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2010, our third party reinsurance receivables amounted to $5.6 billion. These amounts include ceded reserve balances and ceded benefit payments.

        We account for reinsurance as required by Financial Accounting Standards Board ("FASB") guidance under the ASC Financial Services Topic as applicable. In accordance with this guidance, costs for reinsurance are amortized as a level percentage of premiums for traditional life products and a level percentage of estimated gross profits for universal life products. Accordingly, ceded reserve and deferred acquisition cost balances are established using methodologies consistent with those used in establishing direct policyholder reserves and deferred acquisition costs. Establishing these balances requires the use of various assumptions including investment returns, mortality, persistency, and expenses. The assumptions made for establishing ceded reserves and ceded deferred acquisition costs are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs.

        Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates. To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an "unlocking" process. For the year ended December 31, 2010, there were no significant changes to reinsurance premium and allowance rates that would require an update of assumptions and subsequent unlocking of balances.

        Deferred acquisition costs and value of business acquired—We incur significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2010, we had DAC/value of business acquired ("VOBA") of $3.9 billion.

        We had a DAC/VOBA asset of approximately $377.5 million related to our variable annuity product line with an account balance of $7.4 billion as of December 31, 2010. These amounts include $47.4 million and $2.4 billion, respectively, of VOBA asset and account balances associated with the variable annuity business of the Chase Insurance Group which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) ("CALIC"), under a modified coinsurance agreement. We monitor the rate of amortization of DAC asset related to our variable annuity product line. Our monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with no cap, reversion to the mean period of 10 years, and an amortization period of 30 years.

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

        Goodwill—Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. We evaluate the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare our estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. We utilize a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. Our material goodwill balances are attributable to certain of our operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of our reporting units are dependent on a number of significant assumptions. Our estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on our judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2010 and 2009, we performed our annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2010, we had goodwill of $114.8 million.

        We consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units in connection with our goodwill impairment testing. In considering our December 31, 2010 common equity price, which was lower than our book value per share, we noted there are several factors that would result in our market capitalization being lower than the fair value of our reporting units that are tested for goodwill impairment. Such factors that would not be reflected in the valuation of our reporting units with goodwill include, but are not limited to: a potential concern about future earnings growth, negative market sentiment, different valuation methodologies that resulted in low valuation, and increased risk premium for holding investments in MBS and commercial mortgage loans. Deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units. In our view, market capitalization being below book value does not invalidate our fair value assessment related to the recoverability of goodwill in our reporting units, and did not result in a triggering or impairment event.

        Insurance liabilities and reserves—Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, effective January 1, 2007, we adopted FASB guidance related to our equity indexed annuity product. FASB guidance under the ASC Derivatives and Hedging Topic requires that we fair value the liability related to this block of business at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As a result of the adoption of this guidance, we made certain modifications to the method used to determine fair value for our liability related to equity indexed annuities to take into consideration factors such as policyholder behavior, credit spreads, and other market considerations. As of December 31, 2010, we had total policy liabilities and accruals of $19.7 billion.

        Guaranteed minimum death benefits—We also establish liabilities for guaranteed minimum death benefits ("GMDB") on our variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future

declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2010, is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2010, the GMDB liability was $6.4 million.

        Guaranteed minimum withdrawal benefits—We also establish liabilities for guaranteed minimum withdrawal benefits ("GMWB") on our variable annuity products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In the second quarter of 2010, the assumption for long term volatility used for projection purposes was updated to reflect market conditions. As of December 31, 2010, our net GMWB liability held was $19.6 million.

        Pension Benefits—Determining our obligations to employees under our defined benefit pension plan requires the use of estimates. The calculation of the liability related to our defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of employees, and the expected long-term rate of return on the plan's assets. See Note 15, Employee Benefit Plans, to the consolidated financial statements for further information on this plan.

        Stock-Based Payments—Accounting for stock-based compensation plans may require the use of option pricing models to estimate our obligations. Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, expected dividend rates, and expected exercise dates. See Note 14, Stock-Based Compensation, to the consolidated financial statements for further information.

        Deferred taxes and uncertain tax positions—Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such differences reverse. Under GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the taxpaying component level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized as future reductions of current taxes. In determining the need for a valuation allowance we consider carryback capacity, reversal of existing temporary differences, future taxable income, and tax planning strategies. The determination of any valuation allowance requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance.

        The ASC Income Taxes Topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an expected or actual uncertain income tax return position and provides guidance on disclosure. Additionally, this interpretation requires, in order for us to recognize a benefit in our financial statements from a given tax return position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that position. In making this analysis, we must assume that the taxing authority is fully informed of all of the facts regarding any issue. Our judgments and assumptions regarding uncertain tax positions are subject to change over time due to the enactment of new tax legislation, the issuance of revised or new regulations by the various tax authorities, and the issuance of new rulings by the courts.

        Contingent liabilities—The assessment of potential obligations for tax, regulatory, and litigation matters inherently involves a variety of estimates of potential future outcomes. We make such estimates after consultation with our advisors and a review of available facts. However, there can be no assurance that future outcomes will not differ from management's assessments.

RESULTS OF OPERATIONS

        In the following discussion, segment operating income (loss) is defined as income (loss) before income tax excluding net realized investment gains and losses (net of the related DAC and VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income (loss) because the derivatives are used to mitigate risk in items affecting segment operating income (loss). Management believes that segment operating income (loss) provides relevant and useful information to investors, as it represents the basis on which the performance of our business is internally assessed. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing our overall financial performance, management believes that segment operating income (loss) enhances an investor's understanding of our results of operations by highlighting the operating income (loss) usually attributable to the normal, recurring operations of our business. However, segment operating income (loss) should not be viewed as a substitute for GAAP net income (loss) available to PLC's common shareowners. In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

        The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income (loss) available to PLC's common shareowners:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$147,470	$137,826	$188,535	7.0%	(26.9)%
Acquisitions	111,143	133,760	136,479	(16.9)	(2.0)
Annuities	53,901	56,642	18,707	(4.8)	n/m
Stable Value Products	39,207	61,963	89,811	(36.7)	(31.0)
Asset Protection	29,897	23,229	30,789	28.7	(24.6)
Corporate and Other	(25,053)	81,980	(105,986)	n/m	n/m

Total segment operating income	356,565	495,400	358,335	(28.0)	38.3
Realized investment gains (losses)—investments(1)(3)	107,715	125,352	(585,340)
Realized investment gains (losses)—derivatives(2)	(74,972)	(203,974)	151,874
Income tax (expense) benefit	(129,067)	(145,290)	33,276

Net income (loss) available to PLC's common shareowners	$260,241	$271,488	$(41,855)	(4.1)	n/m

(1) Realized investment gains (losses)—investments(3)	$112,856	$120,149	$(584,492)
Less: related amortization of DAC	5,141	(5,203)	848

	$107,715	$125,352	$(585,340)

(2) Realized investment gains (losses)—derivatives	$(138,249)	$(177,953)	$116,657
Less: settlements on certain interest rate swaps	168	3,401	5,754
Less: derivative activity related to certain annuities	(63,445)	22,620	(40,971)

	$(74,972)	$(203,974)	$151,874

(3) Includes other-than-temporary impairments of $41.5 million, $180.1 million, and $311.8 million for the year ended December 31, 2010, 2009, and 2008, respectively.

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

        Net income available to PLC's common shareowners for the year ended December 31, 2010, included a $138.8 million, or 28.0%, decrease in segment operating income. The decrease was primarily related to a $107.0 million decrease in the Corporate and Other segment, a $22.8 million decrease in the Stable Value Products segment, a $22.6 million decrease in the Acquisition segment, and a $2.7 million decrease in the Annuities segment. These decreases were partially offset by a $9.6 million increase in the Life Marketing segment and a $6.7 million increase in the Asset Protection segment. In addition, the Corporate and Other segment had a decrease in other income due to a gain of $126.3 million for the repurchase of surplus notes, net of deferred issue costs for the year ended December 31, 2009.

        We experienced net realized losses of $25.4 million for the year ended December 31, 2010, as compared to net realized losses of $57.8 million for the year ended December 31, 2009. The losses realized for the year ended December 31, 2010, were primarily caused by a loss of $54.0 million related to equity and interest rate futures that were entered into to mitigate risk related to certain guaranteed minimum variable annuity benefits, a loss of $5.8 million related to GMWB embedded derivative valuation changes, $41.5 million of other-than-temporary impairment credit-related losses, and a loss of $8.4 million on interest rate swaps. Offsetting these losses were $41.4 million of gains related to the net activity related to the modified coinsurance portfolio and derivative activity and $56.5 million of gains related to investment securities sale activity.

  •
  Life Marketing segment operating income was $147.5 million for the year ended December 31, 2010, representing an increase of $9.6 million, or 7.0%, from the year ended December 31, 2009.

    The increase was primarily due to more favorable mortality results and higher investment income associated with growth in reserves, partially offset by higher operating expenses.

  •
  Acquisitions segment operating income was $111.1 million for the year ended December 31, 2010, a decrease of $22.6 million, or 16.9%, as compared to the year ended December 31, 2009, primarily due to the expected runoff in the blocks of business, higher operating expenses, and a planned one-time payment of $5.2 million in the fourth quarter of 2010 to complete insourcing the administration of a block of business.

  •
  Annuities segment operating income was $53.9 million for the year ended December 31, 2010, as compared to $56.6 million for the year ended December 31, 2009, a decrease of $2.7 million. This change included an unfavorable $42.5 million variance related to fair value changes, of which $3.0 million was related to the equity indexed annuity ("EIA") product and $39.5 million was related to derivatives associated with the variable annuity ("VA") GMWB rider, caused primarily by changes in equity markets and lower interest rates. The remaining favorable $45.3 million variance in operating income was partly driven by a $19.3 million unlocking charge recorded within the VA line during the year ended December 31, 2009. Other items accounted for the remainder of the variance, including a $7.0 million reduction in death benefit payments on the VA line, a $9.6 million increase in earnings related to wider spreads and average account value growth of 47.6% in the single premium deferred annuity ("SPDA") line, and a $4.4 million increase in EIA earnings excluding fair value.

  •
  Stable Value Products segment operating income was $39.2 million and decreased $22.8 million, or 36.7%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the year ended December 31, 2010, as compared with $1.9 million for the year ended December 31, 2009. We also called certain retail notes, which have accelerated DAC amortization of $2.7 million on those called contracts. The operating spread decreased 30 basis points to 117 basis points during the year ended December 31, 2010, as compared to an operating spread of 147 basis points for the year ended December 31, 2009.

  •
  Asset Protection segment operating income was $29.9 million, representing an increase of $6.7 million, or 28.7%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Credit insurance earnings decreased $4.4 million as compared to the prior year, primarily due to lower investment income, unfavorable loss experience, and a $0.9 million litigation settlement expense. Service contract earnings decreased $0.8 million, or 4.4% as compared to the prior year end. Earnings from the GAP product, increased $5.1 million for the year ended December 31, 2010, as compared to the prior year end. Also, 2010 includes a $7.8 million excess reserve release in the first quarter of 2010 related to the final settlement in the runoff Lender's Indemnity line of business. Favorable loss experience in the GAP product line also contributed to the increase.

  •
  Corporate and Other segment operating loss was $25.1 million for the year ended December 31, 2010, as compared to income of $82.0 million for the year ended December 31, 2009. The variance was primarily due to a decrease in other income from a $126.3 million pre-tax gain on the repurchase of surplus notes, net of deferred issue costs that occurred in 2009, which was partially offset by a $19.0 million pre-tax gain on the repurchase of non-recourse funding obligations that was recognized during the year ended December 31, 2010. The segment experienced a negative variance related to mark-to-market adjustments on a portfolio of securities designated for trading. The trading portfolio accounted for a decrease of $36.5 million as compared to the prior year. Partially offsetting the decrease was growth in the segment's investment income due to deploying liquidity and yield improvements.

For The Year Ended December 31, 2009 as compared to The Year Ended December 31, 2008

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

        We experienced net realized losses of $57.8 million for the year ended December 31, 2009, as compared to net realized losses of $467.8 million for the year ended December 31, 2008. The losses realized for the year ended December 31, 2009, were primarily caused by $180.1 million of other-than-temporary impairment credit-related losses. These losses were partially offset by mark-to-market gains of $39.3 million on interest rate swaps, $19.2 million of gains related to GMWB embedded derivative valuation changes, and $32.1 million of gains related to the net activity related to modified coinsurance portfolio and derivative activity.

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

  •
  Acquisitions segment operating income was $133.8 million for the year ended December 31, 2009, representing a decrease of $2.7 million, or 2.0%, as compared to the year ended December 31, 2008, primarily due to expected runoff of the blocks of business partially offset by more favorable mortality results and lower operating expenses.

  •
  Annuities segment operating income was $56.6 million for the year ended December 31, 2009, as compared to $18.7 million for the year ended December 31, 2008, an increase of $37.9 million. This change included a favorable $39.7 million variance related to fair value changes, of which $4.3 million was related to the EIA product and $35.4 million was related to embedded derivatives associated with the VA GMWB rider. Offsetting this favorable change, unfavorable prospective unlocking of assumptions (DAC, GMWB, bonus interest, etc.) reduced earnings by $7.5 million for the year ended December 31, 2009. In addition, unfavorable mortality in the segment's single premium immediate annuity ("SPIA") block caused a $10.3 million unfavorable variance compared to the year ended December 31, 2008. These decreases were partially offset by wider spreads and the continued growth of the SPDA and market value adjusted ("MVA") lines, which accounted for an $11.9 million and $3.8 million increase in earnings, respectively.

  •
  Stable Value Products segment operating income was $62.0 million and decreased $27.8 million, or 31.0%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease in operating earnings resulted from a decline in average account values. In addition, $1.9 million in other income was generated from the early retirement of funding agreements backing medium-term notes for the year ended December 31, 2009, as compared with $9.4 million for the year ended December 31, 2008. The operating spread remained flat at 147 basis points during the year ended December 31, 2009, as compared to the year ended December 31, 2008.

  •
  Asset Protection segment operating income was $23.2 million, representing a decrease of $7.6 million, or 24.6%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Earnings from core product lines decreased $9.2 million, or 28.0%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Within the segment's core product lines, service contract earnings declined $10.4 million, or 36.2%, as compared to the prior year, primarily as a result of weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.9 million, or 36.2%, as compared to the prior year resulting from the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Earnings from other products increased $3.8 million for the year ended December 31, 2009, as compared to the prior year primarily due to lower expenses in the GAP and Lender's Indemnity product lines and release of excess reserves in the runoff inventory protection product ("IPP") line, partially offset by unfavorable loss experience.

  •
  Corporate and Other segment operating income was $82.0 million for the year ended December 31, 2009, as compared to a loss of $106.0 million for the year ended December 31, 2008. The variance was primarily due to a pre-tax gain on the repurchase of surplus notes of $126.3 million, net of deferred issue costs, and positive mark-to-market adjustments of $49.8 million on a $272.6 million trading portfolio, representing a $123.9 million more favorable impact for the year ended December 31, 2009. This increase was partially offset by reduced yields on a large balance of cash and short-term investments and higher operating expenses.

Life Marketing

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,575,764	$1,565,144	$1,500,566	0.7%	4.3%
Reinsurance ceded	(839,512)	(911,703)	(924,026)	(7.9)	(1.3)

Net premiums and policy fees	736,252	653,441	576,540	12.7	13.3
Net investment income	388,061	362,108	350,053	7.2	3.4
Other income	95,079	80,847	96,746	17.6	(16.4)

Total operating revenues	1,219,392	1,096,396	1,023,339	11.2	7.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	921,765	782,372	704,955	17.8	11.0
Amortization of deferred policy acquisition costs	91,363	144,125	94,422	(36.6)	52.6
Other operating expenses	58,794	32,073	35,427	83.3	(9.5)

Total benefits and expenses	1,071,922	958,570	834,804	11.8	14.8
INCOME BEFORE INCOME TAX	147,470	137,826	188,535	7.0	(26.9)

OPERATING INCOME	$147,470	$137,826	$188,535	7.0	(26.9)

        The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
Sales By Product
Traditional	$50,101	$96,932	$99,202	(48.3)%	(2.3)%
Universal life	115,660	62,025	52,832	86.5	17.4
Variable universal life	5,606	3,643	5,667	53.9	(35.7)

	$171,367	$162,600	$157,701	5.4	3.1

Sales By Distribution Channel
Brokerage general agents	$101,588	$101,381	$89,295	0.2	13.5
Independent agents	24,838	27,765	33,101	(10.5)	(16.1)
Stockbrokers / banks	36,633	30,131	30,546	21.6	(1.4)
BOLI / other	8,308	3,323	4,759	n/m	(30.2)

	$171,367	$162,600	$157,701	5.4	3.1

Average Life Insurance In-force(1)
Traditional	$494,700,220	$489,818,145	$473,029,668	1.0	3.5
Universal life	55,831,192	53,164,320	52,760,473	5.0	0.8

	$550,531,412	$542,982,465	$525,790,141	1.4	3.3

Average Account Values
Universal life	$5,563,162	$5,352,068	$5,270,175	3.9	1.6
Variable universal life	331,183	269,460	309,437	22.9	(12.9)

	$5,894,345	$5,621,528	$5,579,612	4.9	0.8

Traditional Life Mortality Experience(2)	$29,342	$8,598	$13,104
Universal Life Mortality Experience(2)	$3,559	$5,921	$5,136
BOLI Mortality Experience(2)	$(124)	$1,300	$1,650
(1)
Amounts are not adjusted for reinsurance ceded.
(2)
Represents the estimated pre-tax earnings impact resulting from mortality variances. We periodically review and update as appropriate our key assumptions in calculating mortality. Changes to these assumptions result in adjustments, which may increase or decrease previously reported mortality amounts.

  Operating expenses detail

        Other operating expenses for the segment were as follows:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
Insurance companies:
First year commissions	$207,939	$187,576	$192,773	10.9%	(2.7)%
Renewal commissions	36,509	37,492	38,465	(2.6)	(2.5)
First year ceding allowances	(9,418)	(13,994)	(19,055)	(32.7)	(26.6)
Renewal ceding allowances	(188,956)	(225,880)	(229,042)	(16.3)	(1.4)
General & administrative	163,013	156,685	159,818	4.0	(2.0)
Taxes, licenses, and fees	34,218	32,096	29,803	6.6	7.7

Other operating expenses incurred	243,305	173,975	172,762	39.9	0.7
Less: commissions, allowances & expenses capitalized	(274,999)	(222,529)	(229,671)	23.6	(3.1)

Other insurance company operating expenses	(31,694)	(48,554)	(56,909)	(34.7)	(14.7)

Marketing companies:
Commissions	70,355	60,371	74,494	16.5	(19.0)
Other operating expenses	20,133	20,256	17,842	(0.6)	13.5

Other marketing company operating expenses	90,488	80,627	92,336	12.2	(12.7)

Other operating expenses	$58,794	$32,073	$35,427	83.3	(9.5)

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

  Segment operating income

        Operating income was $147.5 million for the year ended December 31, 2010, representing an increase of $9.6 million, or 7.0%, from the year ended December 31, 2009. The increase was primarily due to more favorable mortality results and higher investment income associated with growth in reserves, partially offset by higher operating expenses.

  Operating revenues

        Total revenues for the year ended December 31, 2010, increased $123.0 million, or 11.2%, as compared to the year ended December 31, 2009. This increase was the result of higher premiums and policy fees, higher investment income due to increases in net in-force reserves, and higher sales in the segment's marketing companies.

  Net premiums and policy fees

        Net premiums and policy fees increased by $82.8 million, or 12.7%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to an increase in retention levels on certain traditional life products and continued growth in universal life in-force business. Our maximum retention level for newly issued traditional life and universal life products is generally $2,000,000.

  Net investment income

        Net investment income in the segment increased $26.0 million, or 7.2%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Increased retained universal life reserves led to increased investment income of $20.7 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Decreases in BOLI reserves in some quarters and generally lower yields led to lower BOLI investment income of $4.0 million in the same periods. In addition, traditional life investment income increased $7.9 million between 2009 and 2010. Growth in retained reserves explained most of the traditional life increase. Also, the impact of our traditional and universal life capital markets programs on investment income allocated to the segment caused an increase of $1.0 million between 2009 and 2010.

  Other income

        Other income increased $14.2 million, or 17.6%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increase relates primarily to higher sales in the marketing companies and fees on variable universal life funds.

  Benefits and settlement expenses

        Benefits and settlement expenses increased by $139.4 million, or 17.8%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products, and higher credited interest on UL products resulting from increases in account values, partially offset by more favorable mortality. The estimated mortality impact to earnings related to traditional and universal life products, for the year ended December 31, 2010, was favorable by $32.8 million and was approximately $16.9 million more favorable than the estimated mortality impact on earnings for the year ended December 31, 2009. Additionally, the annual prospective unlocking process increased this line by $33.6 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to the impact of changes in lapse and mortality assumptions. Unlocking increased 2010 benefits and settlements expenses $29.4 million, as compared to a decrease of $4.2 million during 2009.

  Amortization of DAC

        DAC amortization decreased $52.8 million, or 36.6%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decrease was primarily driven by a $34.8 million impact related to more favorable annual prospective unlocking on universal life and BOLI amortization and lower traditional life sales, partially offset by growth in retained universal life insurance in-force as compared to 2009. The effect of the annual prospective unlocking was primarily driven by lower lapses and mortality experience and their impact on the unlocking process. Unlocking increased 2010 amortization $32.1 million, as compared to decreasing 2009 amortization by $2.7 million.

  Other operating expenses

        Other operating expenses increased $26.7 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009. This increase reflects higher marketing company expenses associated with higher sales, higher general administrative insurance company expenses, a reduction in reinsurance allowances, and interest expense of $10.4 million associated with a letter of credit facility designed to fund traditional life statutory reserves.

  Sales

        Sales for the segment increased $8.8 million, or 5.4%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Lower sales levels of traditional products were primarily the result of pricing increases implemented on certain of our products. Additionally, a new universal life product, which supplemented and will eventually substantially replace traditional life products for new sales, was introduced during 2010. Universal life sales increased $53.6 million, or 86.5%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to our increased focus on the product line, including the introduction of new products.

For The Year Ended December 31, 2009 as compared to The Year Ended December 31, 2008

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

  Operating revenues

        Total revenues for the year ended December 31, 2009, increased $73.1 million, or 7.1%, as compared to the year ended December 31, 2008. This increase was the result of higher premiums and policy fees in the segment's traditional and universal life lines and higher investment income in the universal life product line, due to increases in net in-force reserves, and were partially offset by lower other income due to lower sales in the segment's marketing companies and lower investment income on the Company's traditional product lines.

  Net premiums and policy fees

        Net premiums and policy fees increased by $76.9 million, or 13.3%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to an increase in retention levels on certain traditional life products and continued growth in universal life in-force business. Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later). In addition to increasing net premiums, this change resulted in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results. Our maximum retention level for newly issued universal life products is generally $1,000,000. During 2008, we increased our retention limit to $2,000,000 on certain of our traditional and universal life products.

  Net investment income

        Net investment income in the segment increased $12.1 million, or 3.4%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The increase reflects the overall growth in universal life liabilities and retained reserves on new term business. The growth was largely offset by two significant items in 2009. First, we made a number of changes to our traditional life statutory reserving methodologies which had the effect of reducing our statutory reserves, thus reducing the investment income allocated to the segment by an estimated $11.6 million. Second, the impact of our traditional and universal life capital markets programs on investment income allocated to the segment was an estimated reduction of $4.7 million between 2008 and 2009.

  Other income

        Other income decreased $15.9 million, or 16.4%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease relates primarily to lower broker-dealer revenues compared to 2008 levels due to less favorable market conditions.

  Benefits and settlement expenses

        Benefits and settlement expenses increased by $77.4 million, or 11.0%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values, partly offset by a reduction related to prospective unlocking in 2009 compared to 2008. The estimated mortality impact to earnings, related to traditional and universal life products, for the year ended December 31, 2009, was favorable by $14.5 million, and was approximately $3.7 million less favorable than the estimated mortality impact on earnings for the year ended December 31, 2008.

  Amortization of DAC

        DAC amortization increased $49.7 million, or 52.6%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The increase primarily relates to growth in retained life insurance in-force compared to 2008, and more favorable impacts of unlocking on amortization in 2008 ($23.2 million favorable) than 2009 ($2.7 million unfavorable).

  Other operating expenses

        Other operating expenses decreased $3.4 million, or 9.5%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This decrease reflects lower marketing company expenses associated with lower broker dealer sales, lower general administrative expenses, and a reduction in reinsurance allowances, partly offset by higher insurance company expenses.

  Sales

        Sales for the segment increased $4.9 million, or 3.1%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, as increased universal life sales more than offset lower traditional sales. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products and less favorable market conditions. Universal life sales increased $9.2 million, or 17.4%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to increased focus on the product line. In addition, variable universal life sales were subject to unfavorable market conditions and were $2.0 million lower for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

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

        Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business as required by the ASC Financial Services-Insurance Topic are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances on policies as required under the Financial Services-Insurance Topic may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements.

Impact of reinsurance

        Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(839,512)	$(911,703)	$(924,026)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(825,951)	(932,903)	(981,646)
Amortization of deferred policy acquisition costs	(121,266)	(52,186)	(55,415)
Other operating expenses(1)	(142,700)	(141,282)	(144,003)

Total benefits and expenses	(1,089,917)	(1,126,371)	(1,181,064)

NET IMPACT OF REINSURANCE(2)	$250,405	$214,668	$257,038

Allowances received	$(198,374)	$(239,874)	$(248,097)
Less: Amount deferred	55,674	98,592	104,094

Allowances recognized (ceded other operating expenses)(1)	$(142,700)	$(141,282)	$(144,003)

(1)
Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
(2)
Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance. The Company estimates that the impact of foregone investment income would reduce the net impact of reinsurance by 90% to 130%.

        The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies' profitability on the business we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 90% to 130%. The Life Marketing segment's reinsurance programs do not materially impact the "other income" line of our income statement.

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

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

        The decrease in ceded premiums above for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was caused primarily by lower ceded traditional life premiums and policy fees of $70.4 million.

        Ceded benefits and settlement expenses were lower for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to lower increases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits decreased $65.7 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to a lower increase in ceded reserves partly offset by lower ceded death benefits. Universal life ceded benefits decreased $41.8 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to a lower change in ceded reserves more than offsetting higher ceded claims. Ceded universal life claims were $29.8 million higher for the year ended December 31, 2010, as compared to the year ended December 31, 2009.

        Ceded amortization of deferred policy acquisitions costs increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to the differences in unlocking between the two periods.

        Total allowances recognized for the year ended December 31, 2010, increased from the year ended December 31, 2009, as the impact of growth in universal life sales more than offset the impact of the continued reduction in our traditional life reinsurance allowances.

For The Year Ended December 31, 2009 as compared to The Year Ended December 31, 2008

        The decrease in ceded premiums above for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was caused primarily by lower ceded traditional life premiums and policy fees of $11.1 million.

        Ceded benefits and settlement expenses were lower for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to lower increases in ceded reserves and decreased ceded claims. Traditional ceded benefits increased $45.6 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, as a larger increase in ceded reserves more than offset lower ceded death benefits. Universal life ceded benefits decreased $91.7 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to lower ceded claims and a lower change in ceded reserves. Ceded universal life claims were $14.3 million lower for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

        Ceded amortization of deferred policy acquisitions costs decreased for the year ended December 31, 2009, as compared to the same period in 2008, primarily due to the differences in unlocking between the two periods.

        Total allowances received for the year ended December 31, 2009, decreased from the year ended December 31, 2008, due to the change in our traditional life reinsurance strategy.

Acquisitions

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$676,849	$724,488	$764,438	(6.6)%	(5.2)%
Reinsurance ceded	(430,151)	(462,972)	(487,698)	(7.1)	(5.1)

Net premiums and policy fees	246,698	261,516	276,740	(5.7)	(5.5)
Net investment income	458,703	479,743	530,028	(4.4)	(9.5)
Other income	5,886	6,059	6,735	(2.9)	(10.0)

Total operating revenues	711,287	747,318	813,503	(4.8)	(8.1)
Realized gains (losses)—investments	116,044	281,963	(306,581)
Realized gains (losses)—derivatives	(65,987)	(252,100)	209,800

Total revenues	761,344	777,181	716,722
BENEFITS AND EXPENSES
Benefits and settlement expenses	512,433	532,992	580,271	(3.9)	(8.1)
Amortization of value of business acquired	62,152	65,798	75,608	(5.5)	(13.0)
Other operating expenses	25,559	14,768	21,145	73.1	(30.2)

Operating benefits and expenses	600,144	613,558	677,024	(2.2)	(9.4)
Amortization of VOBA related to realized gains (losses)—investments	2,258	(6,773)	(1,224)

Total benefits and expenses	602,402	606,785	675,800	(0.7)	(10.2)
INCOME BEFORE INCOME TAX	158,942	170,396	40,922	(6.7)	n/m
Less: realized gains (losses)	50,057	29,863	(96,781)
Less: related amortization of VOBA	(2,258)	6,773	1,224

OPERATING INCOME	$111,143	$133,760	$136,479	(16.9)	(2.0)

        The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
Average Life Insurance In-Force(1)(5)
Traditional	$184,634,382	$197,565,150	$211,085,105	(6.5)%	(6.4)%
Universal life	26,744,086	28,305,677	30,142,339	(5.5)	(6.1)

	$211,378,468	$225,870,827	$241,227,444	(6.4)	(6.4)

Average Account Values(6)
Universal life	$2,698,920	$2,826,982	$2,942,528	(4.5)	(3.9)
Fixed annuity(2)	3,366,735 (4)	3,597,163 (4)	4,230,026 (4)	(6.4)	(15.0)
Variable annuity	134,299	131,195	171,758	2.4	(23.6)

	$6,199,954	$6,555,340	$7,344,312	(5.4)	(10.7)

Interest Spread—UL & Fixed Annuities
Net investment income yield(3)	5.92%	5.95%	6.06%
Interest credited to policyholders	4.15	4.16	4.14

Interest spread	1.77%	1.79%	1.92%

(1)
Amounts are not adjusted for reinsurance ceded.
(2)
Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3)
Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.30%, 6.32%, and 6.34% for the year ended December 31, 2010, 2009, and 2008, respectively.
(4)
Certain changes in methodology were made in the current year. Prior years have been adjusted to make amounts comparable to current year.
(5)
Excludes $13,185,627 related to the United Investors acquisition.
(6)
Excludes account values related to the United Investors acquisition.

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

  Segment operating income

        Operating income was $111.1 million for the year ended December 31, 2010, a decrease of $22.6 million, or 16.9%, as compared to the year ended December 31, 2009, primarily due to the expected runoff in the blocks of business, higher operating expenses, and a planned one-time payment of $5.2 million in the fourth quarter of 2010 to complete insourcing the administration of a block of business.

  Operating revenues

        Net premiums and policy fees decreased $14.8 million, or 5.7%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to runoff of the in-force business. Net investment income decreased $21.0 million, or 4.4%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to runoff of the segment's in-force business, resulting in a reduction of invested assets and lower investment income.

  Total benefits and expenses

        Total benefits and expenses decreased $4.4 million, or 0.7%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decrease related primarily to the expected runoff of the in-force business and fluctuations in mortality, partially offset by higher operating expenses and amortization of VOBA related to realized gains on investments. The variance in the amortization of VOBA related to realized gains (losses)—investments is due to the size of the gains or losses relative to the gross profits used to amortize VOBA in a given year.

For The Year Ended December 31, 2009 as compared to The Year Ended December 31, 2008

  Segment operating income

        Operating income was $133.8 million for the year ended December 31, 2009, a decrease of $2.7 million, or 2.0%, as compared to the year ended December 31, 2008, primarily due to expected runoff of the blocks of business partially offset by more favorable mortality results and lower operating expenses.

  Operating revenues

        Net premiums and policy fees decreased $15.2 million, or 5.5%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to runoff of the in-force business. Net investment income decreased $50.3 million, or 9.5%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to runoff of the segment's in-force business and lower overall yields, resulting in a reduction of invested assets and lower investment income.

  Total benefits and expenses

        Total benefits and expenses decreased $69.0 million, or 10.2%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease related primarily to the expected runoff of the in-force business, fluctuations in mortality, and lower operating expenses.

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

Impact of reinsurance

        Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(430,151)	$(462,972)	$(487,698)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(368,647)	(391,493)	(410,950)
Amortization of deferred policy acquisition costs	(19,216)	(11,151)	(23,299)
Other operating expenses	(56,487)	(61,689)	(71,057)

Total benefits and expenses	(444,350)	(464,333)	(505,306)

NET IMPACT OF REINSURANCE(1)	$14,199	$1,361	$17,608

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

        The net impact of reinsurance increased $12.8 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, as decreases in ceded premiums more than offset decreases in ceded benefits and expenses, primarily due to a significant decrease in ceded claims expense.

        The net impact of reinsurance decreased $16.2 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, as decreases in ceded benefits, amortization of deferred acquisition costs, and expenses ceded to reinsurers involved with the Chase Insurance Group acquisition, more than offset decreases in ceded premiums, as a result of expected runoff of business.

Annuities

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$42,786	$33,983	$34,538	25.9%	(1.6)%
Reinsurance ceded	(136)	(152)	(206)	(10.5)	(26.2)

Net premiums and policy fees	42,650	33,831	34,332	26.1	(1.5)
Net investment income	482,264	440,097	347,551	9.6	26.6
Realized gains (losses)—derivatives	(63,445)	22,620	(40,971)	n/m	n/m
Other income	30,592	17,596	12,761	73.9	37.9

Total operating revenues	492,061	514,144	353,673	(4.3)	45.4
Realized gains (losses)—investments	10,175	(5,288)	(12,917)

Total revenues	502,236	508,856	340,756	(1.3)	49.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	407,455	350,850	310,800	16.1	12.9
Amortization of deferred policy acquisition costs and value of business acquired	(6,065)	79,688	(1,456)	n/m	n/m
Other operating expenses	36,770	26,294	25,622	39.8	2.6

Operating benefits and expenses	438,160	456,832	334,966	(4.1)	36.4
Amortization related to realized gains (losses)—investments	2,883	2,240	2,072

Total benefits and expenses	441,043	459,072	337,038	(3.9)	36.2
INCOME BEFORE INCOME TAX	61,193	49,784	3,718	22.9	n/m
Less: realized gains (losses)	10,175	(5,288)	(12,917)
Less: amortization related to realized gains (losses)—investments	(2,883)	(1,570)	(2,072)

OPERATING INCOME	$53,901	$56,642	$18,707	(4.8)	n/m

        The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
Sales
Fixed annuity	$930,294	$1,225,211	$2,160,156	(24.1)%	(43.3)%
Variable annuity	1,714,753	796,245	452,409	115.4	76.0

	$2,645,047	$2,021,456	$2,612,565	30.8	(22.6)

Average Account Values
Fixed annuity(1)	$7,920,539	$7,073,464	$5,630,864	12.0	25.6
Variable annuity	3,409,506	2,190,564	2,378,296	55.6	(7.9)

	$11,330,045	$9,264,028	$8,009,160	22.3	15.7

Interest Spread—Fixed Annuities(2)
Net investment income yield	6.04%	6.18%	6.12%
Interest credited to policyholders	4.55	4.79	4.96

Interest spread	1.49%	1.39%	1.16%

	As of December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
GMDB—Net amount at risk(3)	$221,907	$393,986	$779,850	(43.7)%	(49.5)%
GMDB Reserves	6,107	—	782	n/m	n/m
GMWB Reserves	19,611	13,845	33,415	41.6	(58.6)
Account value subject to GMWB rider	2,686,125	1,108,871	342,675	n/m	n/m
S&P 500® Index	1,258	1,115	903	12.8	23.5
(1)
Includes general account balances held within variable annuity products.
(2)
Interest spread on average general account values.
(3)
Guaranteed death benefits in excess of contract holder account balance.

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

  Segment operating income

        Segment operating income was $53.9 million for the year ended December 31, 2010, as compared to $56.6 million for the year ended December 31, 2009, a decrease of $2.7 million. This change included an unfavorable $42.5 million variance related to fair value changes, of which $3.0 million was related to the EIA product and $39.5 million was related to derivatives associated with the VA GMWB rider caused primarily by changes in equity markets and lower interest rates. The remaining favorable $45.2 million variance in operating income was partly driven by a $19.3 million unlocking charge recorded within the VA line during the year ended December 31, 2009. Other items accounted for the remainder of the variance, including a $7.0 million reduction in death benefit payments on the VA line, a $9.6 million increase in earnings related to wider spreads and average account value growth of 47.6% in the SPDA line, and a $4.4 million increase in EIA earnings excluding fair value.

  Operating revenues

        Segment operating revenues decreased $22.1 million, or 4.3%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to unfavorable fair value changes on derivatives associated with the VA GMWB rider and the EIA product of $39.5 million and $7.6 million, respectively. These losses were partially offset by increases in net investment income, policy fees, and other income. Average fixed account balances grew 12.0% and average variable account balances grew 55.6% for the year ended December 31, 2010, as compared to the year ended December 31, 2009, resulting in higher investment income, policy fees, and other income.

  Benefits and settlement expenses

        Benefits and settlement expenses increased $56.6 million, or 16.1%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. This increase was primarily the result of higher credited interest, an unfavorable change in unearned premium reserve amortization, and an unfavorable change in unlocking. The change in unearned premium amortization was primarily a result of fair value changes associated with the VA GMWB rider was $21.6 million. Offsetting these increases was a favorable change of $4.6 million related to EIA fair value adjustments. Favorable unlocking of $6.0 million was recorded in the year ended December 31, 2010, as compared to $8.5 million during the year ended December 31, 2009.

  Amortization of DAC

        The decrease in DAC amortization for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily due to fair value changes on the VA GMWB rider. Fair value changes on the VA GMWB rider caused a decrease in amortization of $73.4 million. There was also a favorable variance in DAC unlocking of $5.2 million for the year ended December 31, 2010, as compared to unfavorable unlocking of $5.6 million for the year ended December 31, 2009.

  Sales

        Total sales increased $623.6 million, or 30.8%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Sales of variable annuities increased $918.5 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to a more competitive product and more focus on the VA line of business. Sales of fixed annuities decreased $294.9 million, or 24.1%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decrease in fixed annuity sales was driven by reduced sales in all the fixed annuity product lines and was primarily attributable to a lower interest rate environment. MVA sales decreased $256.5 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009. SPDA sales decreased by $23.3 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009.

For The Year Ended December 31, 2009 as compared to The Year Ended December 31, 2008

  Segment operating income

        Segment operating income was $56.6 million for the year ended December 31, 2009, as compared to $18.7 million for the year ended December 31, 2008, an increase of $37.9 million. This change included a favorable $39.7 million variance related to fair value changes, of which $4.3 million was related to the EIA product and $35.4 million was related to embedded derivatives associated with the variable annuity GMWB rider. Offsetting this favorable change, unfavorable prospective unlocking of assumptions (DAC, GMWB, bonus interest, etc.) reduced earnings by $7.5 million for the year ended December 31, 2009. In addition, unfavorable mortality in the segment's SPIA block caused a $10.3 million unfavorable variance compared to the year ended December 31, 2008. These decreases were partially offset by wider spreads and the continued growth of the SPDA and MVA lines, which accounted for an $11.9 million and $3.8 million increase in earnings, respectively.

  Operating revenues

        Segment operating revenues increased $160.5 million, or 45.4%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to an increase in net investment income, policy fee and other revenue, gains on derivatives, and the positive fair value changes on the variable annuity line mentioned above. Average account balances grew 15.7% for the year ended December 31, 2009, resulting in higher investment income.

  Benefits and settlement expenses

        Benefits and settlement expenses increased $40.1 million, or 12.9%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This increase was primarily the result of higher credited interest and increased variable annuity death benefit payments. Offsetting this increase was a favorable change of $6.0 million in unlocking for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Favorable unlocking of $2.5 million was recorded by the segment for the year ended December 31, 2008.

  Amortization of DAC

        The increase in DAC amortization (not related to realized capital gains and losses) for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily due to fair value gains, unlocking on the variable annuity line, increased policy fee revenue, and widening spreads on the SPDA and MVA lines. For the year ended December 31, 2009, DAC amortization was increased by $81.1 million primarily due to increased DAC amortization in the variable annuity line. There was unfavorable DAC unlocking of $14.1 million in the variable annuity line, which was partially offset by favorable DAC unlocking of $7.6 million in the MVA line. Favorable DAC unlocking of $0.3 million was recorded by the segment during the year ended December 31, 2008. In addition, fair value changes on the variable annuity GMWB rider caused an increase in amortization of $37.1 million.

  Sales

        Total sales decreased $591.1 million, or 22.6%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Sales of fixed annuities decreased $934.9 million, or 43.3%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease in fixed annuity sales was driven by reduced sales in the EIA, MVA, and immediate annuity lines and was primarily attributable to a lower interest rate environment. Immediate annuity sales decreased $273.5 million, or 78.2%, for the year ended December 31, 2009, as compared to year ended December 31, 2008. SPDA sales increased by $57.0 million, or 7.8%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to expansion of our distribution channels. Sales of variable annuities increased $343.8 million, or 76.0%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to dislocation of some core competitors and improved sales management efforts.

Stable Value Products

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
REVENUES
Net investment income	$171,327	$221,688	$328,353	(22.7)%	(32.5)%
Other income	—	1,866	9,360	(100.0)	(80.1)
Realized gains (losses)	(3,444)	(2,697)	(6,427)	27.7	(58.0)

Total revenues	167,883	220,857	331,286	(24.0)	(33.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	123,365	154,555	237,608	(20.2)	(35.0)
Amortization of deferred policy acquisition costs	5,430	3,471	4,467	56.4	(22.3)
Other operating expenses	3,325	3,565	5,827	(6.7)	(38.8)

Total benefits and expenses	132,120	161,591	247,902	(18.2)	(34.8)
INCOME BEFORE INCOME TAX	35,763	59,266	83,384	(39.7)	(28.9)
Less: realized gains (losses)	(3,444)	(2,697)	(6,427)

OPERATING INCOME	$39,207	$61,963	$89,811	(36.7)	(31.0)

        The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,					Change
	2010	2009		2008		2010	2009
	(Dollars In Thousands)
Sales
GIC	$132,612	$—		$166,284		n/m %	n/m %
GFA—Direct Institutional	625,000	—		1,061,651		n/m	n/m
GFA—Registered Notes—Institutional	—	—		450,000		n/m	n/m
GFA—Registered Notes—Retail	—	—		290,848		n/m	n/m

	$757,612	$—		$1,968,783		n/m	n/m

Average Account Values	$3,329,510	$4,091,199		$5,443,382		(18.6)%	(24.8)%
Ending Account Values	$3,076,233	$3,581,150		$4,960,405		(14.1)%	(27.8)%
Operating Spread
Net investment income yield	5.13%	5.41%		5.98%
Interest credited	3.69	3.77		4.33
Operating expenses	0.27	0.17		0.18

Operating spread	1.17%	1.47%	(1)	1.47%	(1)

(1)
Excludes one-time funding agreement retirement gains.

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

  Segment operating income

        Operating income was $39.2 million and decreased $22.8 million, or 36.7%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the year ended December 31, 2010, as compared with $1.9 million for the year ended December 31, 2009. We also called certain retail notes, which has accelerated DAC amortization of $2.7 million on those called contracts. The operating spread decreased 30 basis points to 117 basis points for the year ended December 31, 2010, as compared to an operating spread of 147 basis points for the year ended December 31, 2009.

  Sales

        Total sales were $757.6 million for the year ended December 31, 2010.

For The Year Ended December 31, 2009 as compared to The Year Ended December 31, 2008

  Segment operating income

        Operating income was $62.0 million and decreased $27.8 million, or 31.0%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease in operating earnings resulted from a decline in average account values. In addition, $1.9 million in other income was generated from the early retirement of funding agreements backing medium-term notes for the year ended December 31, 2009, as compared with $9.4 million for the year ended December 31, 2008. The operating spread remained flat at 147 basis points during the year ended December 31, 2009, as compared to the year ended December 31, 2008.

  Sales

        During 2009, we chose not to participate in the stable value market.

Asset Protection

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$305,831	$339,516	$363,169	(9.9)%	(6.5)%
Reinsurance ceded	(138,539)	(152,222)	(170,875)	(9.0)	(10.9)

Net premiums and policy fees	167,292	187,294	192,294	(10.7)	(2.6)
Net investment income	28,820	33,157	38,656	(13.1)	(14.2)
Other income	71,014	56,552	62,271	25.6	(9.2)

Total operating revenues	267,126	277,003	293,221	(3.6)	(5.5)
BENEFITS AND EXPENSES
Benefits and settlement expenses	99,836	127,314	106,737	(21.6)	19.3
Amortization of deferred policy acquisition costs	50,007	55,120	57,704	(9.3)	(4.5)
Other operating expenses	87,822	71,340	97,991	23.1	(27.2)

Total benefits and expenses	237,665	253,774	262,432	(6.3)	(3.3)

INCOME BEFORE INCOME TAX	29,461	23,229	30,789	26.8	(24.6)
Less: noncontrolling interests	(436)	—	—

OPERATING INCOME	$29,897	$23,229	$30,789	28.7	(24.6)

        The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
Sales
Credit insurance	$36,219	$35,379	$67,317	2.4%	(47.4)%
Service contracts	251,986	226,794	279,862	11.1	(19.0)
Other products	54,489	42,831	63,468	27.2	(32.5)

	$342,694	$305,004	$410,647	12.4	(25.7)

Loss Ratios(1)
Credit insurance	37.4%	33.3%	32.8%
Service contracts	87.5	82.8	70.7
Other products	6.3	52.9	36.8
(1)
Incurred claims as a percentage of earned premiums

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

  Segment operating income

        Operating income was $29.9 million, representing an increase of $6.7 million, or 28.7%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Credit insurance earnings decreased $4.4 million as compared to the prior year, primarily due to lower investment income, unfavorable loss experience, and a $0.9 million litigation settlement expense. Service contract earnings decreased $0.8 million, or 4.4%, as compared to the prior year end. Earnings from the GAP product increased $5.1 million for the year ended December 31, 2010, as compared to the prior year end. Also, 2010 includes a $7.8 million excess reserve release in the first quarter of 2010 related to the runoff Lender's Indemnity line of business. Favorable loss experience in the GAP product line also contributed to the increase.

  Net premiums and policy fees

        Net premiums and policy fees decreased $20.0 million, or 10.7%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Credit insurance premiums decreased $3.7 million, or 15.2%, as compared to the prior year end. Service contract premiums decreased $8.4 million, or 7.6%, as compared to the prior year end. Within the other product lines, net premiums decreased $7.9 million, or 15.1%, as compared to the prior year end. The decrease in all lines was mainly the result of decreasing sales in prior years and the related impact on earned premiums.

  Other income

        Other income increased $14.5 million, or 25.6%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to the impact of taking over the administration of a block of service contract business in the fourth quarter of 2009 and an increase in sales in 2010 due to improvement in the U.S. auto market.

  Benefits and settlement expenses

        Benefits and settlement expenses decreased $27.5 million, or 21.6%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Credit insurance claims decreased $0.4 million, or 4.8%, for the year ended December 31, 2010, as compared to the prior year. Service contract claims decreased $2.2 million, or 2.4%. Other products claims decreased $24.9 million, or 90.0%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decrease included a $7.8 million decrease in reserves related to the final settlement in the runoff Lender's Indemnity line of business. In addition, the first quarter of 2009 included a $6.3 million increase in the runoff Lender's indemnity product line's loss reserve related to the commutation of a reinsurance agreement which was offset by a reduction in other expenses. A reduction in claims in the GAP product line contributed $11.4 million to the decrease, mainly as resulting from improved loss ratios.

  Amortization of DAC and Other operating expenses

        Amortization of DAC was $5.1 million, or 9.3%, lower for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to lower earned premiums in the GAP product line. Other operating expenses increased $16.5 million, or 23.1%, for the year ended December 31, 2010, partially due to a $6.3 million bad debt recovery in the runoff Lender's Indemnity product line in the first quarter of 2009 due to the commutation of a reinsurance agreement, which was offset by an increase in benefits and settlement expenses. Higher commission expense resulting from an increase in sales and higher retrospective commissions resulting from lower loss ratios in certain service product lines also contributed to the increase.

  Sales

        Total segment sales increased $37.7 million, or 12.4%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Credit insurance sales increased $0.8 million, or 2.4%, as compared to the prior year. Service contract sales increased $25.2 million, or 11.1%, as compared to the prior year. Sales in other products increased $11.7 million, or 27.2% primarily in the GAP product line.

Increases in the service contract and GAP lines are partly attributable to the improvement in auto sales over the prior year.

For The Year Ended December 31, 2009 as compared to The Year Ended December 31, 2008

  Segment operating income

        Operating income was $23.2 million, representing a decrease of $7.6 million, or 24.6%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Earnings from core product lines decreased $9.2 million, or 28.0%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Within the segment's core product lines, service contract earnings declined $10.4 million, or 36.2%, as compared to the prior year, primarily as a result of weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.9 million, or 36.2%, as compared to the prior year resulting from the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Earnings from other products increased $3.8 million for the year ended December 31, 2009, as compared to the prior year primarily due to lower expenses in the GAP and Lender's Indemnity product lines and release of excess reserves in the runoff IPP line, partially offset by unfavorable loss experience.

  Net premiums and policy fees

        Net premiums and policy fees decreased $5.0 million, or 2.6%, for year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease was primarily due to a $5.8 million, or 19.2% decline in dealer credit insurance premiums due to lower auto sales.

  Other income

        Other income decreased $5.7 million, or 9.2%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to a decline in service contract and GAP volume.

  Benefits and settlement expenses

        Benefits and settlement expenses increased $20.6 million, or 19.3%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Credit insurance claims for the year ended December 31, 2009, as compared to the prior year, decreased $1.8 million, or 17.7%, due to lower volume. Service contract claims increased $13.8 million, or 17.8%, due to higher loss ratios in some product lines. Other products claims increased $8.5 million, or 44.3%, primarily as the result of a $6.3 million increase in the runoff Lender's Indemnity product line's loss reserve related to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by a reduction in other expenses. Higher loss ratios in the GAP product line also contributed to the increase in other products claims expense.

  Amortization of DAC and Other operating expenses

        Amortization of DAC was $2.6 million, or 4.5%, lower for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to lower premiums in the dealer credit insurance lines. Other operating expenses decreased $26.7 million, or 27.2%, for the year ended December 31, 2009, due to lower commission expense resulting from a decline in sales, a decrease of $7.3 million in retrospective commissions resulting from higher loss ratios, and a $6.3 million bad debt recovery in the runoff Lender's Indemnity product line due to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by an increase in benefits and settlement expenses.

  Sales

        Total segment sales decreased $105.6 million, or 25.7%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decreases in credit insurance and service contract sales were primarily due to declines in auto and marine sales. The decline in the other products line was primarily the result of lower GAP sales, also due to the overall decline in auto sales.

Reinsurance

        The majority of the Asset Protection segment's reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, credit property, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies ("PARCs"). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at levels ranging from 50% to 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements.

        Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(138,539)	$(152,222)	$(170,875)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(72,787)	(83,780)	(85,900)
Amortization of deferred policy acquisition costs	(11,487)	(18,737)	(28,394)
Other operating expenses	(5,373)	(11,713)	(3,357)

Total benefits and expenses	(89,647)	(114,230)	(117,651)

NET IMPACT OF REINSURANCE(1)	$(48,892)	$(37,992)	$(53,224)

(1)
Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

        Reinsurance premiums ceded decreased $13.7 million, or 9.0%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decrease was primarily due to a decline in ceded dealer credit insurance premiums and GAP premiums due to lower sales in prior years.

        Benefits and settlement expenses ceded decreased $11.0 million, or 13.1%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decrease was primarily due to lower losses in the service contract and GAP lines.

        Amortization of DAC ceded decreased $7.3 million, or 38.7%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily as the result of decreases in ceded activity in the dealer credit and GAP product lines. Other operating expenses ceded decreased $6.3 million, or 54.1%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The fluctuation was primarily attributable to $6.3 million bad debt recovery in the runoff Lender's Indemnity product line as a result of the commutation of a reinsurance agreement in the first quarter of 2009.

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

For The Year Ended December 31, 2009 as compared to The Year Ended December 31, 2008

        Reinsurance premiums ceded decreased $18.7 million, or 10.9%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease was primarily due to a decline in ceded dealer credit insurance premiums due to lower auto sales and the discontinuation of marketing credit insurance products through financial institutions in 2005, a majority of which was ceded to PARCs. Ceded unearned premium reserves and claim reserves with PARC's are generally secured by trust accounts, letters of credit, or on a funds withheld basis.

        Benefits and settlement expenses ceded decreased $2.1 million, or 2.5%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease was primarily due to lower losses in the credit line and the runoff Lender's Indemnity program, partially offset by an increase in losses ceded in the vehicle service contract ("VSC") line.

        Amortization of DAC ceded decreased $9.7 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as the result of the decreases in the ceded credit insurance products. Other operating expenses ceded increased $8.4 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The fluctuation was primarily attributable to the runoff Lender's Indemnity program.

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

Corporate and Other

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$24,164	$26,568	$29,842	(9.0)%	(11.0)%
Reinsurance ceded	(2)	(4)	(5)	(50.0)	(20.0)

Net premiums and policy fees	24,162	26,564	29,837	(9.0)	(11.0)
Net investment income	154,501	128,243	80,523	20.5	59.3
Realized gains (losses)—derivatives	168	3,401	5,754
Other income	19,847	135,228	619	(85.3)	n/m

Total operating revenues	198,678	293,436	116,733	(32.3)	n/m
Realized gains (losses)—investments	(9,802)	(152,260)	(262,640)
Realized gains (losses)—derivatives	(9,102)	46,556	(53,853)

Total revenues	179,774	187,732	(199,760)	(4.2)	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,575	29,896	36,170	(17.8)	(17.3)
Amortization of deferred policy acquisition costs	1,694	1,900	2,149	(10.8)	(11.6)
Other operating expenses	197,471	179,660	184,400	9.9	(2.6)

Total benefits and expenses	223,740	211,456	222,719	5.8	(5.1)
INCOME (LOSS) BEFORE INCOME TAX	(43,966)	(23,724)	(422,479)	85.3	(94.4)
Less: realized gains (losses)—investments	(9,802)	(152,260)	(262,640)
Less: realized gains (losses)—derivatives	(9,102)	46,556	(53,853)
Less: noncontrolling interests	(9)	—	—

OPERATING INCOME (LOSS)	$(25,053)	$81,980	$(105,986)	n/m	n/m

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

  Segment operating income (loss)

        Corporate and Other segment operating loss was $25.1 million for the year ended December 31, 2010, as compared to income of $82.0 million for the year ended December 31, 2009. The variance was primarily due to a decrease in other income from a $126.3 million pre-tax gain on the repurchase of surplus notes, net of deferred issue costs that occurred in 2009, which was partially offset by a $19.0 million pre-tax gain on the repurchase of non-recourse funding obligations that was recognized during the year ended December 31, 2010. The segment experienced a negative variance related to mark-to-market adjustments on a portfolio of securities designated for trading. The trading portfolio accounted for a decrease of $36.5 million as compared to the prior year. Partially offsetting the decrease was growth in the segment's investment income due to deploying liquidity and yield improvements.

  Operating revenues

        Net investment income for the segment increased $26.3 million, or 20.5%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, and net premiums and policy fees decreased $2.4 million, or 9.0%. The increase in net investment income was primarily the result of deploying liquidity and yield improvements, partially offset by a decrease related to mark-to-market adjustments on a portfolio of securities designated for trading. Other income decreased due to a $126.3 million pre-tax gain that was recognized during the year ended 2009 on the repurchase of surplus notes, as compared to a $19.0 million pre-tax gain that was recognized on the repurchase of non-recourse funding obligations during the year ended 2010.

  Total benefits and expenses

        Total benefits and expenses increased $12.3 million, or 5.8%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to an increase in interest expense of $28.6 million, offset by a decrease in policy benefits on non-core lines of business.

For The Year Ended December 31, 2009 as compared to The Year Ended December 31, 2008

  Segment operating income (loss)

        Corporate and Other segment operating income was $82.0 million for the year ended December 31, 2009, as compared to a loss of $106.0 million for the year ended December 31, 2008. The variance was primarily due to a pre-tax gain on the repurchase of surplus notes of $126.3 million, net of deferred issue costs, and positive mark-to-market adjustments of $49.8 million on a $272.6 million trading portfolio, representing a $123.9 million more favorable impact for the year ended December 31, 2009. This increase was partially offset by reduced yields on a large balance of cash and short-term investments and higher operating expenses.

  Operating revenues

        Net investment income for the segment increased $47.7 million, or 59.3%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, and net premiums and policy fees decreased $3.3 million, or 11.0%. The increase in net investment income was primarily the result of mark-to-market changes on the trading portfolio, partially offset by a reduction in yields on a large balance of cash and short-term investments.

  Benefits and expenses

        Benefits and expenses decreased $6.3 million, or 17.3%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to a reduction of interest expense on non-recourse funding obligations and a reduction in policy benefits on non-core lines of business, partially offset by an increase in operating expenses.

CONSOLIDATED INVESTMENTS

        Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners' equity, or the totals reflected in the accompanying tables.

Portfolio Description

        As of December 31, 2010, our investment portfolio was approximately $31.4 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

        The following table presents the reported values of our invested assets:

	As of December 31,
	2010		2009
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2010—$19,763,441; 2009—$18,376,802)	$20,343,813	64.8%	$18,100,141	62.3%
Privately issued bonds (amortized cost: 2010—$4,239,452; 2009—$4,851,515)	4,333,126	13.8	4,730,286	16.3

Fixed maturities	24,676,939	78.6	22,830,427	78.6
Equity securities (cost: 2010—$349,605; 2009—$280,615)	359,412	1.1	275,497	0.9
Mortgage loans	4,892,829	15.6	3,877,087	13.3
Investment real estate	25,340	0.1	25,188	0.1
Policy loans	793,448	2.5	794,276	2.7
Other long-term investments	276,337	0.9	204,754	0.7
Short-term investments	352,824	1.2	1,049,609	3.7

Total investments	$31,377,129	100.0%	$29,056,838	100.0%

        Included in the preceding table are $3.0 billion and $2.9 billion of fixed maturities and $114.3 million and $250.8 million of short-term investments classified as trading securities as of December 31, 2010 and 2009, respectively. The trading portfolio includes invested assets of $2.9 billion and $2.7 billion as of December 31, 2010 and 2009, respectively, held pursuant to modified coinsurance ("Modco") arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

        As of December 31, 2010, our fixed maturity investment holdings were approximately $24.7 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2010	2009
AAA	17.0%	21.0%
AA	4.8	4.9
A	17.9	17.6
BBB	47.8	42.9
Below investment grade	12.5	13.6

	100.0%	100.0%

        During the year ended December 31, 2010 and 2009, we did not actively purchase securities below the BBB level.

        We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of December 31, 2010, based upon amortized cost, $45.1 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $23.9 billion fixed maturity securities held by us (0.2% of total fixed maturity securities).

        Declines in fair value for our available-for-sale portfolio, net of related DAC and VOBA, are charged or credited directly to shareowners' equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income (loss), net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

        The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2010	2009
	(Dollars In Millions)
Residential mortgage-backed securities	$2,979.8	$3,917.5
Commercial mortgage-backed securities	312.6	1,124.3
Other asset-backed securities	927.1	1,120.8
U.S. government-related securities	1,572.1	811.3
Other government-related securities	327.8	608.5
States, municipals, and political subdivisions	1,123.8	400.2
Corporate bonds	17,433.7	14,847.8

Total fixed income portfolio	$24,676.9	$22,830.4

        Within our fixed maturity investments, we maintain portfolios classified as "available-for-sale" and "trading". We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $21.7 billion, or 87.9%, of our fixed maturities as "available-for-sale" as of December 31, 2010. These securities are carried at fair value on our consolidated balance sheets.

        Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.0 billion, or 12.1%, of our fixed maturities as of December 31, 2010. Fixed maturities with a market value of $2.9 billion and short-term investments with a market value of $114.3 million in the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2010	2009
	(Dollars In Thousands)
AAA	$816,064	$834,733
AA	177,419	73,210
A	584,408	544,135
BBB	1,008,943	950,252
Below investment grade	269,710	281,487

Total Modco trading fixed maturities	$2,856,544	$2,683,817

        A portion of our bond portfolio is invested in residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities (collectively referred to as asset-backed securities "ABS"). ABS are securities that are backed by a pool of assets from the investee. These holdings as of December 31, 2010, were approximately $4.2 billion. Mortgage-backed securities ("MBS") are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

        Residential mortgage-backed securities—The tables below include a breakdown of our RMBS portfolio by type and rating as of December 31, 2010. As of December 31, 2010, these holdings were approximately $3.0 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities ("PACs") pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Type	Percentage of Residential Mortgage-Backed Securities
Sequential	61.9%
PAC	17.7
Pass Through	6.2
Other	14.2

100.0%

Rating	Percentage of Residential Mortgage-Backed Securities
AAA	35.1%
AA	4.5
A	0.6
BBB	3.7
Below investment grade	56.1

100.0%

        As of December 31, 2010, we held securities with a fair value of $401.6 million, or 1.3% of invested assets, of securities supported by collateral classified as Alt-A. As of December 31, 2009, we held securities with a fair value of $466.6 million of securities supported by collateral classified as Alt-A.

        The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of December 31, 2010:

Rating	Percentage of Alt-A Securities
AAA	2.6%
A	1.0
BBB	0.3
Below investment grade	96.1

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of December 31, 2010:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2006 and Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$8.6	$—	$—	$—	$1.7	$10.3
A	4.0	—	—	—	—	4.0
BBB	1.0	—	—	—	—	1.0
Below investment grade	242.7	143.6	—	—	—	386.3

Total mortgage-backed securities collateralized by Alt-A mortgage loans	$256.3	$143.6	$—	$—	$1.7	$401.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2006 and Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$(0.2)	$—	$—	$—	$—	$(0.2)
A	0.4	—	—	—	—	0.4
BBB	(1.0)	—	—	—	—	(1.0)
Below investment grade	(23.2)	(11.0)	—	—	—	(34.2)

Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(24.0)	$(11.0)	$—	$—	$—	$(35.0)

        As of December 31, 2010, we had RMBS with a total fair value of $42.1 million, or 0.1%, of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2009, we held securities with a fair value of $35.2 million that were supported by collateral classified as sub-prime.

        The following table includes the percentage of our collateral classified as sub-prime, grouped by rating category, as of December 31, 2010:

Rating	Percentage of Sub-prime Securities
AAA	9.6%
AA	5.0
BBB	4.9
Below investment grade	80.5

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of December 31, 2010:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2006 and Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$4.0	$—	$—	$—	$—	$4.0
AA	2.1	—	—	—	—	2.1
BBB	2.1	—	—	—	—	2.1
Below investment grade	16.3	17.6	—	—	—	33.9

Total mortgage-backed securities collateralized by sub-prime mortgage loans	$24.5	$17.6	$—	$—	$—	$42.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2006 and Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$(0.2)	$—	$—	$—	$—	$(0.2)
AA	(0.1)	—	—	—	—	(0.1)
BBB	(0.5)	—	—	—	—	(0.5)
Below investment grade	(4.0)	(16.6)	—	—	—	(20.6)

Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(4.8)	$(16.6)	$—	$—	$—	$(21.4)

        As of December 31, 2010, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $2.5 billion, or 8.1%, of total invested assets. As of December 31, 2009, we held securities with a fair value of $3.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

        The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of December 31, 2010:

Rating	Percentage of Prime Securities
AAA	40.7%
AA	5.2
A	0.6
BBB	4.2
Below investment grade	49.3

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2010:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2006 and Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$889.4	$6.9	$—	$—	$135.2	$1,031.5
AA	132.6	—	—	—	—	132.6
A	9.4	4.8	—	—	—	14.2
BBB	106.7	—	—	—	—	106.7
Below investment grade	1,018.4	232.7	—	—	—	1,251.1

Total mortgage-backed securities collateralized by prime mortgage loans	$2,156.5	$244.4	$—	$—	$135.2	$2,536.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2006 and Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$53.2	$0.5	$—	$—	$(2.7)	$51.0
AA	1.3	—	—	—	—	1.3
A	(0.1)	0.4	—	—	—	0.3
BBB	1.1	—	—	—	—	1.1
Below investment grade	(67.4)	(11.8)	—	—	—	(79.2)

Total mortgage-backed securities collateralized by prime mortgage loans	$(11.9)	$(10.9)	$—	$—	$(2.7)	$(25.5)

        Commercial mortgage-backed securities—Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of December 31, 2010, the CMBS holdings were approximately $312.6 million.

        The following table includes the percentages of our CMBS holdings, grouped by rating category, as of December 31, 2010:

Rating	Percentage of Commercial Mortgage-Backed Securities
AAA	98.2%
AA	1.8

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of December 31, 2010:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2006 and Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$170.4	$—	$47.2	$3.9	$85.6	$307.1
AA	2.6	—	—	—	2.9	5.5

Total commercial mortgage-backed securities	$173.0	$—	$47.2	$3.9	$88.5	$312.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2006 and Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$6.1	$—	$3.0	$(0.1)	$(0.9)	$8.1
AA	(0.1)	—	—	—	(0.1)	(0.2)

Total commercial mortgage-backed securities	$6.0	$—	$3.0	$(0.1)	$(1.0)	$7.9

        Other asset-backed securities—Other asset-backed securities pay down is based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2010, these holdings were approximately $927.1 million.

        The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of December 31, 2010:

Rating	Percentage of Other Asset-Backed Securities
AAA	94.3%
AA	3.2
A	0.7
BBB	0.6
Below investment grade	1.2

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of December 31, 2010:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2006 and Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$628.5	$194.2	$—	$19.8	$31.9	$874.4
AA	29.4	—	—	—	—	29.4
A	6.2	—	—	—	—	6.2
BBB	5.6	—	—	—	—	5.6
Below investment grade	0.5	11.0	—	—	—	11.5

Total other asset-backed securities	$670.2	$205.2	$—	$19.8	$31.9	$927.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2006 and Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$(13.9)	$(2.3)	$—	$—	$(0.1)	$(16.3)
AA	2.7	—	—	—	—	2.7
A	0.3	—	—	—	—	0.3
BBB	(0.8)	—	—	—	—	(0.8)
Below investment grade	(0.2)	(10.6)	—	—	—	(10.8)

Total other asset-backed securities	$(11.9)	$(12.9)	$—	$—	$(0.1)	$(24.9)

        We obtained ratings of our fixed maturities from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Corporation ("S&P"), and/or Fitch Ratings ("Fitch"). If a fixed maturity is not rated by Moody's, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners ("NAIC"), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2010, over 99.0% of our fixed maturities were rated by Moody's, S&P, Fitch, and/or the NAIC.

        The industry segment composition of our fixed maturity securities is presented in the following table:

	As of December 31, 2010	% Fair Value	As of December 31, 2009	% Fair Value
	(Dollars In Thousands)
Banking	$2,046,515	8.3%	$1,955,544	8.5%
Other finance	162,157	0.7	82,694	0.4
Electric	3,148,333	12.8	2,650,003	11.6
Natural gas	2,159,897	8.8	1,789,164	7.8
Insurance	1,875,287	7.6	1,529,248	6.7
Energy	1,410,030	5.7	1,369,370	6.0
Communications	1,179,659	4.8	1,079,497	4.7
Basic industrial	1,114,077	4.5	936,575	4.1
Consumer noncyclical	1,146,512	4.6	958,688	4.2
Consumer cyclical	568,647	2.3	491,594	2.1
Finance companies	215,881	0.9	231,312	1.0
Capital goods	734,337	3.0	532,778	2.3
Transportation	551,724	2.2	426,860	1.9
Other industrial	149,623	0.6	91,237	0.4
Brokerage	484,168	2.0	375,650	1.6
Technology	405,187	1.6	289,029	1.3
Real estate	55,424	0.2	53,517	0.2
Other utility	26,238	0.1	5,049	0.0
Commercial mortgage-backed securities	312,631	1.3	1,124,325	4.9
Other asset-backed securities	927,108	3.8	1,120,761	4.8
Residential mortgage-backed non-agency securities	2,153,896	8.7	3,000,142	13.1
Residential mortgage-backed agency securities	825,869	3.3	917,312	4.0
U.S. government-related securities	1,572,137	6.4	811,323	3.5
Other government-related securities	327,760	1.3	608,530	2.7
State, municipals, and political divisions	1,123,842	4.5	400,225	2.2

Total	$24,676,939	100.0%	$22,830,427	100.0%

        Our investments in debt and equity securities are reported at fair value and investments in mortgage loans are reported at amortized cost. As of December 31, 2010, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $24.7 billion, which was 3.3% above amortized cost of $23.9 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

        We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2010, our mortgage loan holdings were approximately $4.9 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

        We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2010 and 2009, our allowance for mortgage loan credit losses was $11.7 million and $1.7 million, respectively. While our mortgage loans do not have quoted market values, as of December 31, 2010, we estimated the fair value of our mortgage loans to be $5.3 billion (using discounted cash flows from the next call date), which was 7.1% greater than the amortized cost, less any related loan loss reserve.

        At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property's projected operating expenses and debt service. We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2010, approximately $884.7 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

        Many of our mortgage loans have call options or interest rate reset option provisions between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

        As of December 31, 2010, delinquent mortgage loans, foreclosed properties, and restructured loans pursuant to a pooling and servicing agreement were less than 0.2% of invested assets. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement. The loans subject to a pooling and servicing agreement have been included on our consolidated balance sheet ("balance sheet") beginning in the first quarter of 2010 in accordance with ASU 2009-17. For loans not subject to a pooling and servicing agreement, as of December 31, 2010, $9.4 million, or 0.2%, of the mortgage loan portfolio was nonperforming. In addition, as of December 31, 2010, $19.3 million, 0.4%, of the mortgage loan portfolio that is subject to a pooling and servicing agreement was either nonperforming or has been restructured under the terms and conditions of the pooling and service agreement.

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

Securities Lending

        We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities' market value is monitored on a daily basis. As of December 31, 2010, securities with a market value of $95.6 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in "short-term investments" with a corresponding liability recorded in "other liabilities" to account for our obligation to return the collateral. As of December 31, 2010, the fair value of the collateral related to this program was $96.5 million and we have an obligation to return $98.2 million of collateral to the securities borrowers.

Risk Management and Impairment Review

        We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2010:

S&P or Equivalent Designation	Market Value	Percent of Market Value
	(Dollars In Thousands)
AAA	$3,371,465	15.5%
AA	997,614	4.6
A	3,825,264	17.6
BBB	10,752,018	49.5

Investment grade	18,946,361	87.2

BB	1,083,191	5.0
B	671,695	3.1
CCC or lower	999,741	4.7

Below investment grade	2,754,627	12.8

Total	$21,700,988	100.0%

        Not included in the table above are $2.6 billion of investment grade and $331.2 million of below investment grade fixed maturities classified as trading securities.

        Limiting bond exposure to any creditor group is another way we manage credit risk. The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of December 31, 2010:

Creditor	Market Value
(Dollars In Millions)
Verizon Communications Inc.	$170.3
Bershire Hathaway Inc.	166.2
PNC Financial Services Group Inc.	126.5
Rio Tinto PLC	124.6
Enterprise Products Partners LP	121.7
Nextera Energy Inc.	120.8
Time Warner Cable	119.4
American Electric Power Company	117.1
Bank of America Corporation	116.8
Progress Energy Inc.	115.6

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

        For certain securitized financial assets with contractual cash flows, including RMBS, CMBS, and other asset-backed securities (collectively referred to as asset-backed securities "ABS"), GAAP requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

        In April of 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires increased and more frequent disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. For the year ended December 31, 2010, we recorded total other-than-temporary impairments of approximately $75.3 million, with $33.8 million of this amount recorded in other comprehensive income (loss).

        Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2010, we concluded that approximately $41.5 million of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $33.8 million of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded for the year ended December 31, 2010.

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

Realized Gains and Losses

        The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,			Change
	2010	2009	2008	2010	2009
	(Dollars In Thousands)
Fixed maturity gains—sales	$91,693	$27,280	$51,895	$64,413	$(24,615)
Fixed maturity losses—sales	(41,637)	(21,957)	(36,791)	(19,680)	14,834
Equity gains—sales	6,491	14,367	114	(7,876)	14,253
Equity losses—sales	(3)	(55)	(51)	52	(4)
Impairments on fixed maturity securities	(39,696)	(160,473)	(311,798)	120,777	151,325
Impairments on equity securities	(1,814)	(19,572)	—	17,758	(19,572)
Modco trading portfolio	109,399	285,178	(290,831)	(175,779)	576,009
Other	(11,577)	(4,619)	2,970	(6,958)	(7,589)

Total realized gains (losses)—investments	$112,856	$120,149	$(584,492)	$(7,293)	$704,641

Foreign currency swaps	$—	$—	$(10,993)	$—	$10,993
Foreign currency adjustments on stable value contracts	—	—	10,984	—	(10,984)
Derivatives related to interest rate futures	(11,778)	6,889	(25,782)	(18,667)	32,671
Derivatives related to equity futures	(42,258)	—	—	(42,258)	—
Derivatives related to equity options and volatility swaps	(4,257)	—	—	(4,257)	—
Embedded derivatives related to reinsurance	(67,989)	(252,698)	212,937	184,709	(465,635)
Derivatives related to corporate debt	—	(125)	15,206	125	(15,331)
Interest rate swaps	(8,427)	39,317	(24,924)	(47,744)	64,241
Credit default swaps	1,389	3,351	(13,232)	(1,962)	16,583
GMWB embedded derivatives	(5,757)	19,246	(32,870)	(25,003)	52,116
Other derivatives	828	6,067	(14,669)	(5,239)	20,736

Total realized gains (losses)—derivatives	$(138,249)	$(177,953)	$116,657	$39,704	$(294,610)

        Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments, Modco trading portfolio activity, and related embedded derivatives related to corporate debt, during the year ended December 31, 2010, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

        Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the year ended December 31, 2010, we recognized pre-tax other-than-temporary impairments of $41.5 million due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $33.8 million of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded. For the year ended December 31, 2009, we recognized pre-tax other-than-temporary impairments of $180.1 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The Year Ended December 31,
	2010	2009
	(Dollars In Millions)
AbitibiBowater	$—	$30.4
Alt-A MBS	25.1	69.3
CIT Group	—	11.6
Citigroup Preferred Stock	—	19.4
IdeaArc	—	17.9
Other MBS	11.2	14.2
Corporate Bonds	4.4	14.1
Sub-prime Bonds	0.8	3.2

Total	$41.5	$180.1

        As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold securities until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2010, we sold securities in an unrealized loss position with a fair value of $705.5 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$351,714	49.9%	$(15,667)	37.6%
>90 days but <= 180 days	57,818	8.2	(2,562)	6.2
>180 days but <= 270 days	138,705	19.7	(932)	2.2
>270 days but <= 1 year	234	0.0	(10)	0.0
>1 year	157,049	22.2	(22,469)	54.0

Total	$705,520	100.0%	$(41,640)	100.0%

        For the year ended December 31, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $705.5 million. The loss realized on the sale of these securities was $41.6 million. The $41.6 million loss recognized on available-for-sale securities for the year ended December 31, 2010, includes $12.2 million of loss on the sale of certain oil industry holdings. The Company made the decision to exit these holdings pursuant to circumstances surrounding the oil spill in the Gulf of Mexico. A $3.8 million loss was recognized on the sale of securities in which the issuer was a European financial institution. In addition, a $3.2 million loss was recognized on securities that were sold in anticipation of the issuer entering bankruptcy proceedings. Also included in the $41.6 million loss is a $10.4 million loss due to the exchange of certain holdings as the issuer exited bankruptcy proceedings.

        For the year ended December 31, 2010, we sold securities in an unrealized gain position with a fair value of $2.9 billion. The gain realized on the sale of these securities was $98.2 million.

        The $11.6 million of other realized losses recognized for the year ended December 31, 2010, consists of the change in the mortgage loan loss reserves of $8.8 million, mortgage loan losses of $1.6 million, real estate losses of $0.8 million, and other losses of $0.4 million.

        For the year ended December 31, 2010, net gains of $109.4 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $43.9 million of gains was realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

        Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains/(losses) on derivative contracts closed during the period.

        At the beginning of the third quarter of 2010, we began a program of transacting in equity and interest rate futures to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in a net pre-tax loss of $42.3 million and interest rate futures resulted in a pre-tax loss of $11.8 million for the year ended December 31, 2010, respectively. Such positions were not held in the prior year periods.

        The interest rate futures that were held during 2009 and 2008 mitigated interest rate risk associated with our commitment to fund pending commercial mortgage loans. These positions were closed in 2009.

        At the beginning of the fourth quarter of 2010, we began a program of transacting in equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity options and volatility swaps resulted in net pre-tax losses of $4.3 million for the year ended December 31, 2010, respectively. Such positions were not held in the prior year periods.

        We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $68.0 million of pre-tax losses on these embedded derivatives for the year ended December 31, 2010, was the result of spread tightening and a decline in treasury yields. For the year ended December 31, 2010, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that substantially offset the losses on these embedded derivatives.

        We have used certain interest rate swaps to mitigate interest rate risk related to certain Senior Notes, Medium-Term Notes, and subordinated debt securities. As of December 31, 2010, we did not hold any positions in these swaps.

        We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax losses of $8.4 million for the year ended December 31, 2010. The net losses were primarily the result of $5.3 million in realized losses due to interest settlements during the period.

        We reported net pre-tax gains of $1.4 million related to credit default swaps for the year ended December 31, 2010. The net pre-tax gains for the year ended December 31, 2010, were primarily the result of $1.1 million of mark-to-market gains during the period.

        The GMWB rider embedded derivatives on certain variable deferred annuities had net unrealized losses of $5.8 million for the year ended December 31, 2010.

        We also use various swaps and options to mitigate risk related to other exposures. These contracts generated net pre-tax gains of $0.8 million for the year ended December 31, 2010.

Unrealized Gains and Losses—Available-for-Sale Securities

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2010, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a "bright line test" to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management's decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. As of December 31, 2010, we had an overall net unrealized gain of $683.9 million, prior to tax and DAC offsets, as compared to a $403.0 million net unrealized loss as of December 31, 2009.

        Credit and RMBS markets have experienced volatility across numerous asset classes over the past few years, primarily as a result of marketplace uncertainty arising from the failure or near failure of a number of large financial services companies resulting in intervention by the United States Federal Government, downgrades in ratings, interest rate changes, higher defaults in sub-prime and Alt-A residential mortgage loans, and a weakening of the overall economy. In connection with this uncertainty, we believe investors have departed from many investments in other asset-backed securities, including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with fewer lender protections or those with reduced transparency and/or complex features which may hinder investor understanding.

        For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2010, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$2,970,129	48.8%	$3,057,296	47.3%	$(87,167)	22.8%
>90 days but <= 180 days	356,175	5.9	388,451	6.0	(32,276)	8.5
>180 days but <= 270 days	114,624	1.9	127,391	2.0	(12,767)	3.3
>270 days but <= 1 year	7,984	0.1	8,124	0.1	(140)	0.0
>1 year but <= 2 years	77,659	1.3	82,722	1.3	(5,063)	1.3
>2 years but <= 3 years	1,793,367	29.5	1,938,469	30.0	(145,102)	38.0
>3 years but <= 4 years	502,460	8.3	573,246	8.9	(70,786)	18.5
>4 years but <= 5 years	84,113	1.4	95,983	1.5	(11,870)	3.1
>5 years	174,890	2.8	191,426	2.9	(16,536)	4.5

Total	$6,081,401	100.0%	$6,463,108	100.0%	$(381,707)	100.0%

        The majority of the unrealized loss as of December 31, 2010, for both investment grade and below investment grade securities, is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and their associated positive effect on security prices. Spread levels have improved since December 31, 2009. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets. For further discussion concerning our other-than-temporary impairment review process, see the "Risk Management and Impairment Review" section on page 93.

        As of December 31, 2010, the Barclays Investment Grade Index was priced at 146 bps versus a 10 year average of 160 bps. Similarly, the Barclays High Yield Index was priced at 526 bps versus a 10 year average of 614 bps. As of December 31, 2010, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.01%, 3.30%, and 4.33%, as compared to 10 year averages of 3.45%, 4.17%, and 4.76%, respectively.

        As of December 31, 2010, 39.4% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

        As of December 31, 2010, there were estimated gross unrealized losses of $42.0 million and $20.6 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively. Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of December 31, 2010, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.

        For the year ended December 31, 2010, we recorded $41.5 million of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

        We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2010, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$682,833	11.2%	$737,058	11.4%	$(54,225)	14.2%
Other finance	70,468	1.2	72,149	1.1	(1,681)	0.4
Electric	461,116	7.6	489,566	7.6	(28,450)	7.5
Natural gas	188,176	3.1	200,468	3.1	(12,292)	3.2
Insurance	408,056	6.7	434,963	6.7	(26,907)	7.0
Energy	89,169	1.5	90,633	1.4	(1,464)	0.4
Communications	133,424	2.2	139,751	2.2	(6,327)	1.7
Basic industrial	166,611	2.7	171,628	2.7	(5,017)	1.3
Consumer noncyclical	160,508	2.6	164,770	2.5	(4,262)	1.1
Consumer cyclical	151,071	2.5	159,048	2.5	(7,977)	2.1
Finance companies	81,695	1.3	88,703	1.4	(7,008)	1.8
Capital goods	116,139	1.9	122,847	1.9	(6,708)	1.8
Transportation	99,710	1.6	102,541	1.6	(2,831)	0.7
Other industrial	50,301	0.8	54,283	0.8	(3,982)	1.0
Brokerage	162,259	2.7	171,132	2.6	(8,873)	2.3
Technology	104,241	1.7	108,682	1.7	(4,441)	1.2
Real estate	—	0.0	—	0.0	—	0.0
Other utility	21	0.0	44	0.0	(23)	0.0
Commercial mortgage-backed securities	25,679	0.4	26,612	0.4	(933)	0.2
Other asset-backed securities	761,845	12.5	791,509	12.2	(29,664)	7.8
Residential mortgage-backed non-agency securities	1,305,743	21.5	1,446,966	22.4	(141,223)	37.0
Residential mortgage-backed agency securities	105,248	1.7	107,236	1.7	(1,988)	0.5
U.S. government-related securities	144,807	2.4	147,878	2.3	(3,071)	0.8
Other government-related securities	48,929	0.8	48,944	0.8	(15)	0.0
States, municipals, and political divisions	563,352	9.4	585,697	9.0	(22,345)	6.0

Total	$6,081,401	100.0%	$6,463,108	100.0%	$(381,707)	100.0%

        The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of December 31,
	2010	2009
Banking	14.2%	14.0%
Other finance	0.4	0.0
Electric	7.5	3.9
Natural gas	3.2	2.0
Insurance	7.0	8.2
Energy	0.4	0.4
Communications	1.7	1.9
Basic industrial	1.3	1.6
Consumer noncyclical	1.1	0.8
Consumer cyclical	2.1	1.7
Finance companies	1.8	1.7
Capital goods	1.8	1.2
Transportation	0.7	0.8
Other industrial	1.0	0.4
Brokerage	2.3	1.6
Technology	1.2	0.4
Real estate	0.0	0.1
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.2	8.8
Other asset-backed securities	7.8	8.3
Residential mortgage-backed non-agency securities	37.0	40.7
Residential mortgage-backed agency securities	0.5	0.3
U.S. government-related securities	0.8	0.4
Other government-related securities	0.0	0.1
States, municipals, and political divisions	6.0	0.7

Total	100.0%	100.0%

        The range of maturity dates for securities in an unrealized loss position as of December 31, 2010, varies, with 17.3% maturing in less than 5 years, 20.9% maturing between 5 and 10 years, and 61.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2010:

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$2,308,962	38.0%	$2,382,932	36.9%	$(73,970)	19.4%
BBB	1,774,473	29.2	1,850,781	28.6	(76,308)	20.0

Investment grade	4,083,435	67.2	4,233,713	65.5	(150,278)	39.4

BB	480,008	7.9	512,257	7.9	(32,249)	8.4
B	574,744	9.5	640,989	9.9	(66,245)	17.4
CCC or lower	943,214	15.4	1,076,149	16.7	(132,935)	34.8

Below investment grade	1,997,966	32.8	2,229,395	34.5	(231,429)	60.6

Total	$6,081,401	100.0%	$6,463,108	100.0%	$(381,707)	100.0%

        As of December 31, 2010, we held 211 positions of below investment grade securities with a fair value of $2.0 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $231.4 million, of which $195.4 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 6.4% of invested assets. As of December 31, 2010, securities in an unrealized loss position that were rated as below investment grade represented 32.8% of the total market value and 60.6% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were $249.4 million. A widening of credit spreads is estimated to account for unrealized losses of $419.0 million, with changes in treasury rates offsetting this loss by an estimated $169.6 million.

        In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of December 31, 2010, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 1.69 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category, as of December 31, 2010:

Non-agency portfolio	Weighted-Average Life
Prime	1.34
Alt-A	2.82
Sub-prime	4.29

        The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2010:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$213,396	10.7%	$223,463	10.0%	$(10,067)	4.3%
>90 days but <= 180 days	149,285	7.5	165,225	7.4	(15,940)	6.9
>180 days but <= 270 days	39,365	2.0	49,269	2.2	(9,904)	4.3
>270 days but <= 1 year	351	0.0	470	0.0	(119)	0.1
>1 year but <= 2 years	38,332	1.9	43,339	1.9	(5,007)	2.2
>2 years but <= 3 years	1,146,115	57.4	1,272,783	57.1	(126,668)	54.7
>3 years but <= 4 years	244,901	12.3	289,084	13.0	(44,183)	19.1
>4 years but <= 5 years	25,979	1.3	31,544	1.4	(5,565)	2.4
>5 years	140,242	6.9	154,218	7.0	(13,976)	6.0

Total	$1,997,966	100.0%	$2,229,395	100.0%	$(231,429)	100.0%

LIQUIDITY AND CAPITAL RESOURCES

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

        While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. As of December 31, 2010, we had no outstanding balance related to such borrowings. For the year ended December 31, 2010, we had a maximum balance outstanding of $300.0 million related to these programs. The average daily balance was $62.7 million, for the year ended December 31, 2010.

        Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

        During the fourth quarter of 2010, PLICO completed the acquisition of United Investors Life Insurance Company ("United Investors"). The transaction required a cash outlay by PLICO of approximately $342.9 million, plus an expected additional payment of $21.1 million to take place in the first quarter of 2011.

        In addition, during the fourth quarter of 2010, in an unrelated transaction, PLICO entered into an agreement to reinsure a life insurance block from Liberty Life Insurance Company, subject to the acquisition of Liberty Life by Athene Holding. Athene Holding's acquisition of Liberty Life is subject to regulatory approval. There can be no assurance that Athene Holding will receive such approval. We believe that the cash flows of our operations and operating subsidiaries will be sufficient to satisfy this commitment.

  Credit Facility

        Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the "Credit Facility"). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $142.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of December 31, 2010. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2010.

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

        We are a member of the Federal Home Loan Bank ("FHLB") of Cincinnati. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by the following factors: 1) total advance capacity is limited to the lower of 50% of total assets or 100% of mortgage-related assets of Protective Life Insurance Company, our largest insurance subsidiary, 2) ownership of appropriate capital and activity stock to support continued membership in the FHLB and current and future advances, and 3) the availability of adequate eligible mortgage or treasury/agency collateral to back current and future advances.

        We held $60.7 million of FHLB common stock as of December 31, 2010, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2010, we had $976.0 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

        As of December 31, 2010, we reported approximately $640.7 million (fair value) of Auction Rate Securities ("ARS") in non-Modco portfolios. All of these ARS were rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

        All of the auction rate securities held in non-Modco portfolios as of December 31, 2010, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program ("FFELP"). As there is no current active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

        We use an income approach valuation model to determine the fair value of our student loan-backed auction rate securities. Specifically, a discounted cash flow method is used. The expected yield on the auction rate securities is estimated for each coupon date, based on the contractual terms on each indenture. The estimated market yield is based on comparable securities with observable yields and an additional yield spread for illiquidity of auction rate securities in the current market.

        The auction rate securities held in non-Modco portfolios are classified as a Level 3 valuation. An unrealized loss of $16.7 million and $62.3 million was recorded as of December 31, 2010 and 2009, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

        Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of December 31, 2010, our total cash, cash equivalents, and invested assets were $31.6 billion. The life insurance subsidiaries were committed as of December 31, 2010, to fund mortgage loans in the amount of $212.5 million.

        Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our subsidiaries held approximately $586.2 million in cash and short-term investments as of December 31, 2010, and we held an immaterial amount in cash and short-term investments available for general corporate purposes.

        The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Net cash provided by operating activities	$710,254	$1,175,616	$1,247,439
Net cash used in investing activities	(597,927)	(375,329)	(1,575,463)
Net cash (used in) provided by financing activities	(53,227)	(744,320)	331,230

Total	$59,100	$55,967	$3,206

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

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

        Net cash used in investing activities—Changes in cash from investing activities primarily related to the purchase of United Investors, a decrease in short-term investments, and the activity in our investment portfolio. During the fourth quarter of 2010, PLICO completed the acquisition of United Investors, which required a cash outlay by PLICO of approximately $342.9 million, plus an expected additional payment of $21.1 million to take place in the first quarter of 2011. See Note 3, Significant Acquisitions for additional information. The remaining variance was due to an increase in net purchases of fixed maturity securities, partially offset by an increase of sales of fixed maturity securities.

        Net cash (used in) provided by financing activities—Changes in cash from financing activities primarily related to the repayment of $143.0 million of borrowings during 2010, as compared to $262.3 million of issuance in 2009, dividends to our stockholders, and investment product and universal life net activity, which was approximately $1.2 billion higher than activity in the prior year. Offsetting this was the issuance of common stock that occurred during the year ended December 31, 2009.

Capital Resources

        To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

        As of December 31, 2010, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners' equity. We also have a $500 million revolving line of credit (the "Credit Facility"), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur. Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital. Pursuant to an amendment, this calculation excludes the $800.0 million of senior notes we issued in 2009. As of December 31, 2010, there was a $142.0 million outstanding balance under the Credit Facility at an interest rate of LIBOR plus 0.40%.

        Golden Gate Captive Insurance Company ("Golden Gate"), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of Surplus Notes with a total outstanding balance of $800 million as of December 31, 2010. We hold the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.35%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

        Golden Gate II Captive Insurance Company ("Golden Gate II"), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2010. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates purchased a portion of these securities during 2010. As a result of these purchases, as of December 31, 2010, securities related to $532.4 million of the outstanding balance of the non-recourse funding obligations was held by external parties and securities related to $42.6 million of the non-recourse funding obligations was held by our affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs that were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. These non-recourse funding obligations are direct financial obligations of Golden Gate II and are not guaranteed by us or PLICO. These non-recourse obligations are represented by surplus notes that were issued to fund a portion of the statutory reserves required by Regulation XXX. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

        Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, has an outstanding Letter of Credit ("LOC") issued under a Reimbursement Agreement with UBS AG, Stamford Branch ("UBS"), with a total outstanding balance of $505 million as of December 31, 2010. The LOC was issued to a trust for the benefit of our indirect wholly owned subsidiary, West Coast Life Insurance Company ("WCL"). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be eight years, subject to certain conditions including capital contributions made to Golden Gate III by PLICO or one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement effective April 1, 2010. The estimated average annual expense of the LOC under GAAP is approximately $11 million, after tax. Pursuant to the terms of the Reimbursement Agreement, in the event amounts are drawn under the LOC by the trustee on behalf of WCL, Golden Gate III will be obligated, subject to certain conditions, to reimburse UBS for the amount of any draw and any interest thereon. The Reimbursement Agreement is non-recourse to us, PLICO and WCL. Pursuant to the terms of a letter agreement, we have agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement. Pursuant to the Reimbursement Agreement, Golden Gate III has collateralized its obligations to UBS by granting UBS a security interest in certain of its assets.

        Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, has an outstanding twelve-year LOC issued under a Reimbursement Agreement with UBS, with a total outstanding balance of $270.0 million as of December 31, 2010. The term of the LOC is 12 years. The LOC was issued to a trust for the benefit of WCL. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The LOC was issued to support certain obligations of Golden Gate IV to WCL for a portion of reserves related to level premium term life insurance policies reinsured by Golden Gate IV from WCL under an indemnity reinsurance agreement effective October 1, 2010. The estimated average annual expense of the LOC under GAAP is approximately $6.4 million, after tax. Pursuant to the terms of the Reimbursement Agreement, in the event amounts are drawn under the LOC by the trustee on behalf of WCL, Golden Gate IV will be obligated, subject to certain conditions, to reimburse UBS for the amount of any draw and interest thereon. The Reimbursement Agreement is "non-recourse" to us, PLICO and WCL. Pursuant to the terms of a letter agreement with UBS, we have agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement. Pursuant to the Reimbursement Agreement, Golden Gate IV has collateralized its obligations to UBS by granting UBS a security interest in certain of its assets.

        During the fourth quarter of 2010, PLICO completed the acquisition of United Investors Life Insurance Company. Additionally, during the fourth quarter of 2010, in an unrelated transaction, PLICO signed an agreement to reinsure a life insurance block from Liberty Life Insurance Company. We expect that, upon closing the transaction with Liberty Life Insurance Company, the cumulative effect of these two transactions will allow us to deploy an estimated $570 million of capital.

        Our total debt (long-term debt with maturities greater than 1 year, current maturities of long-term debt with maturities less than 1 year, subordinated debt securities, and a revolving line of credit) decreased $143.0 million during the year ended December 31, 2010, as compared to an increase of $930.0 million during the year ended December 31, 2009.

        Debt reductions in the revolving line of credit totaled $143.0 million during 2010.

Description	Amount	Interest Rate
	(Dollars In Thousands)
2010
Revolving line of credit	$143,000	LIBOR + .40%

        Debt issuances of $930.0 million for the year ended December 31, 2009 are detailed below:

Description	Amount	Interest Rate
	(Dollars In Thousands)
2009
Revolving line of credit	$130,000	LIBOR + .40%
Senior Notes, due 2019	400,000	7.375%
Senior Notes, due 2024, callable 2014	100,000	8.00%
Senior Notes, due 2039	300,000	8.45%

        On May 10, 2010, our Board of Directors extended our previously authorized $100 million share repurchase program. The current authorization extends through May 9, 2013. We did not repurchase any of our common stock under the share repurchase program during the year ended December 31, 2010. Future activity will depend upon many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

        A life insurance company's statutory capital is computed according to rules prescribed by NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state's regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to us from our insurance subsidiaries in 2011 is estimated to be $344.7 million.

        State insurance regulators and the NAIC have adopted risk-based capital ("RBC") requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to the RBC. Under RBC requirements, regulatory compliance is determined by the ratio of a company's total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2010, our total adjusted capital and company action level RBC was $2.9 billion and $641 million, respectively, providing an RBC ratio of approximately 455%.

        Our statutory surplus is also impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. As a result of this mismatch, our statutory surplus was positively impacted by approximately $79 million on a pre-tax basis for the year ended December 31, 2010, as compared to a positive impact of approximately $360 million on a pre-tax basis for the year ended December 31, 2009.

        We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2010, we ceded premiums to third party reinsurers amounting to $1.4 billion. In addition, we had receivables from reinsurers amounting to $5.6 billion as of December 31, 2010. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 8, Reinsurance.

  Ratings

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer's products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of December 31, 2010:

Ratings	A.M. Best	Fitch	Standard & Poor's	Moody's
Insurance company financial strength rating:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—

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

        Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer's overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy our securities or products. A downgrade or other negative action by a ratings organization with respect to our credit rating could limit our access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require us to post collateral.

LIABILITIES

        Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        As of December 31, 2010, we had policy liabilities and accruals of approximately $19.7 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.67%.

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

        As of December 31, 2010, we carried a $14.9 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$2,722,045	$101,730	$568,043	$300,384	$1,751,888
Non-recourse funding obligations(2)	837,363	7,349	14,697	14,697	800,620
Subordinated debt securities(3)	1,823,852	37,147	74,294	74,294	1,638,117
Stable value products(4)	3,227,128	1,176,800	1,289,820	669,284	91,224
Operating leases(5)	31,871	8,305	11,862	8,751	2,953
Home office lease(6)	77,152	716	76,436	—	—
Mortgage loan commitments	212,543	212,543	—	—	—
Policyholder obligations(7)	23,450,190	2,080,658	2,948,481	2,597,911	15,823,140

Total(8)	$32,382,144	$3,625,248	$4,983,633	$3,665,321	$20,107,942

(1)
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        On January 1, 2008, we adopted FASB guidance on fair value measurements and disclosures. This guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term "fair value" in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 21, Fair Value of Financial Instruments.

        Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively-traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market's perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer's financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2010, $881.7 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

        The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2010, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $25.1 million and $190.5 million, respectively.

        The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of December 31, 2010, the Level 3 fair value of these liabilities was $143.3 million.

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

        Of our $906.8 million of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $721.0 million were ABS. Of this amount, $667.6 million were student loan related ABS, $33.5 million were non-student loan related ABS, and $19.9 million were commercial mortgage-backed securitizations. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)
2002	$322
2003	112
2004	121
2005	16
2006	27
2007	103
2010	20

Total	$721

        The ABS were rated as follows: $690.2 million were AAA rated, $24.7 million were AA rated, and $6.1 million were A rated. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

        Our financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk.

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

        At the beginning of the third quarter of 2010, we began a program of transacting in equity options, volatility swaps, and equity and interest rate futures to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility.

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

        Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options, and interest rate swaptions. Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index ("CPI"). We also use equity options and futures, interest rate futures, and variance swaps to mitigate our exposure to the value of equity indexed annuity contracts and guaranteed benefits related to variable annuity contracts.

        We have sold credit default protection on liquid traded indices to enhance the return on our investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments. Outstanding credit default swaps related to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require us to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that we could be required to make under the credit derivatives is $25.0 million. As of December 31, 2010, the fair value of the credit derivatives was a liability of $1.1 million. As a result of the ongoing disruption in the credit markets, the fair value of these derivatives is expected to fluctuate in response to changing market conditions. We believe that the unrealized loss recorded on the $25.0 million notional of credit default swaps is not indicative of the economic value of the investment. We expect the unrealized loss to reverse over the remaining life of the credit default swap portfolio.

        Derivative instruments expose us to credit and market risk and could result in material changes from quarter-to-quarter. We minimize our credit risk by entering into transactions with highly rated counterparties. We manage the market risk by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. We monitor our use of derivatives in connection with our overall asset/liability management programs and procedures. In addition, all derivative programs are monitored by our risk management department.

        We believe our asset/liability management programs and procedures and certain product features provide protection against the effects of changes in interest rates under various scenarios. Additionally, we believe our asset/liability management programs and procedures provide sufficient liquidity to enable us to fulfill our obligation to pay benefits under our various insurance and deposit contracts. However, our asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity, spread movements, implied volatility, and other factors, and the effectiveness of our asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

        The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate one percentage point increase in interest rates from levels prevailing as of December 31, 2010, and the percent change in market value the following estimated market values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2010
Fixed maturities	$23,144.5	(6.2)%
Mortgage loans	5,100.3	(4.4)
2009
Fixed maturities	$21,654.7	(5.2)%
Mortgage loans	3,938.2	(4.7)

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

        As of December 31, 2010 and 2009, we had outstanding mortgage loan commitments of $212.5 million at an average rate of 5.94% and $175.2 million at an average rate of 6.34%, respectively, with estimated fair values of $231.2 million and $186.3 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate one percentage point increase in interest rate levels prevailing as of December 31, 2010, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2010	$219.0	(5.3)%
2009	179.1	(3.9)

        The estimated fair values were derived from the durations of our outstanding mortgage loan commitments. While these estimated fair values provide an indication of how sensitive the fair value of our outstanding commitments are to changes in interest rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.

        As previously discussed, we utilize a risk management strategy that involves the use of derivative financial instruments. Derivative instruments expose us to credit and market risk and could result in material changes from period to period. We minimize our credit risk by entering into transactions with highly rated counterparties. We manage the market risk by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. We monitor our use of derivatives in connection with our overall asset/liability management programs and procedures.

        As of December 31, 2010, total derivative contracts with a notional amount of $7.4 billion were in a $216.5 million net loss position. As of December 31, 2009, derivative contracts with a notional amount of $4.9 billion were in a $111.5 million net loss position. We recognized losses of $138.2 million and $178.0 million and gains of $116.7 million related to derivative financial instruments for the years ended December 31, 2010, 2009, and 2008, respectively.

        The following table sets forth the December 31, 2010 and 2009 notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 1% Change in Interest Rates
	Notional Amount	Fair Value as of December 31,
			+1%	-1%
	(Dollars In Millions)
2010
Futures	$598.4	$(16.7)	$(87.9)	$63.5
Floating to fixed Swaps	503.4	(24.1)	(7.7)	(41.9)

Total	$1,101.8	$(40.8)	$(95.6)	$21.6

2009
Floating to fixed Swaps	$703.5	$(21.9)	$5.3	$(52.3)

Total	$703.5	$(21.9)	$5.3	$(52.3)

        The following table sets forth the December 31, 2010 notional amount and fair value of our credit default swaps and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in investment grade credit spreads from levels prevailing as of December 31, 2010:

			Fair Value Resulting From an Immediate +/- 10% Change in Credit Spreads
	Notional Amount	Fair Value as of December 31,
			+10%	-10%
	(Dollars In Millions)
2010
Credit default swaps	$25.0	$(1.1)	$(1.4)	$(0.8)

        The following table sets forth the December 31, 2009 notional amount and fair value of our credit default swaps and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in investment grade credit spreads from levels prevailing as of December 31, 2009:

			Fair Value Resulting From an Immediate +/- 1% Change in Credit Spreads
	Notional Amount	Fair Value as of December 31,
			+1%	-1%
	(Dollars In Millions)
2009
Credit default swaps	$25.0	$(2.2)	$(2.4)	$(1.9)

        The following table sets forth the December 31, 2010 notional amount and fair value of our equity futures and options and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change equity level from levels prevailing as of December 31, 2010:

			Fair Value Resulting From an Immediate +/- 10% Change in Equity Level
	Notional Amount	Fair Value as of December 31,
			+10%	-10%
	(Dollars In Millions)
2010
Futures	$(327.3)	$(7.3)	$(40.7)	$26.2
Options	95.0	6.8	3.8	11.4

Total	$(232.3)	$(0.5)	$(36.9)	$37.6

        The following table sets forth the December 31, 2010 notional amount and fair value of our variance swap and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in volatility level from levels prevailing as of December 31, 2010:

			Fair Value Resulting From an Immediate +/- 10% Change in Volatility Level
	Notional Amount	Fair Value as of December 31,
			+10%	-10%
	(Dollars In Millions)
2010
Variance swap	$338.4	$(2.4)	$17.4	$(16.3)

        Estimated gains and losses were derived using pricing models specific to derivative financial instruments. While these estimated gains and losses provide an indication of how sensitive our derivative financial instruments are to changes in interest rates, volatility, equity levels, and credit spreads, they do not represent management's view of future market changes, and actual market results may differ from these estimates.

        Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $2.7 billion of our stable value contracts have no early termination rights.

        As of December 31, 2010, we had $3.1 billion of stable value product account balances with an estimated fair value of $3.2 billion (using discounted cash flows) and $10.6 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows). As of December 31, 2009, we had $3.6 billion of stable value product account balances with an estimated fair value of $3.8 billion (using discounted cash flows) and $9.9 billion of annuity account balances with an estimated fair value of $9.7 billion (using discounted cash flows).

        The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate one percentage point decrease in interest rates from levels prevailing as of December 31, 2010, and the percent change in fair value that the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2010
Stable value product account balances	$3,129.1	1.7%
Annuity account balances	10,577.4	1.0
2009
Stable value product account balances	$3,844.9	2.3%
Annuity account balances	9,751.3	1.0

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

RECENT DEVELOPMENTS

        During the fourth quarter of 2010, PLICO completed the acquisition of United Investors Life Insurance Company. The transaction required a cash outlay by PLICO of approximately $342.9 million, plus an expected additional payment of $21.1 million to take place in the first quarter of 2011.

        In addition, during the fourth quarter of 2010, PLICO entered into an agreement to reinsure a life insurance block from Liberty Life Insurance Company, subject to the acquisition of Liberty Life by Athene Holding. Athene Holding's acquisition of Liberty Life is subject to regulatory approval. There can be no assurance that Athene Holding will receive such approval. We believe that the cash flows of our operations and operating subsidiaries will be sufficient to satisfy this commitment.

        The NAIC approved regulatory changes in 2009 that impacted our insurance subsidiaries and their competitors during 2010. The NAIC approved changes to the measurements used to determine the amount of deferred tax assets ("DTAs") an insurance company may claim as admitted assets on its statutory financial statements. These changes had the effect of increasing the amount of DTAs an insurance company was permitted to claim as an admitted asset for purposes of insurance company statutory financial statements filed for calendar years 2009, 2010, and 2011. In addition, the NAIC adopted further changes to the Mortgage Experience Adjustment Factor ("MEAF") for 2010 that had the effect of increasing the amount of capital that the Company was required to hold for its commercial mortgages by $2.6 million. Also in 2010, the NAIC approved changes to the Model Holding Company System Regulatory Act that, if enacted by the legislatures of the states in which the Company's insurance subsidiaries are domiciled, will subject such subsidiaries to increased reporting requirements.

        The NAIC is also considering various initiatives to change and modernize its financial and solvency regulations. It is considering changing to a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes would require the approval of state legislatures. We cannot provide any estimate as to what impact these proposed changes, if they occur, will have on our reserve and capital requirements.

        During the fourth quarter of 2010, the Federal Housing Finance Agency issued an Announced Notice of Proposed Rulemaking ("ANPR"). The purpose of the ANPR is to seek comment on several possible changes to the requirements applicable to members of the FHLB. Any changes to such requirements that eliminate the Company's eligibility for continued FHLB membership or limit the Company's borrowing capacity pursuant to its FHLB membership could have a material adverse effect on the Company. The Company can give no assurance as to the outcome of the ANPR.

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

        For supplemental quarterly financial information, please see Note 24, Consolidated Quarterly Results—Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$2,625,394	$2,689,699	$2,692,553
Reinsurance ceded	(1,408,340)	(1,527,053)	(1,582,810)

Net of reinsurance ceded	1,217,054	1,162,646	1,109,743
Net investment income	1,683,676	1,665,036	1,675,164
Realized investment gains (losses):
Derivative financial instruments	(138,249)	(177,953)	116,657
All other investments	154,366	300,194	(272,694)
Other-than-temporary impairment losses	(75,341)	(227,770)	(311,798)
Portion of loss recognized in other comprehensive income (before taxes)	33,831	47,725	—

Net impairment losses recognized in earnings	(41,510)	(180,045)	(311,798)
Other income	222,418	298,148	188,492

Total revenues	3,097,755	3,068,026	2,505,564

Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2010—$1,278,657; 2009—$1,419,702; 2008—$1,483,010)	2,089,429	1,977,979	1,976,541
Amortization of deferred policy acquisition costs and value of business acquired	209,722	345,569	233,742
Other operating expenses, net of reinsurance ceded: (2010—$199,610; 2009—$209,937; 2008—$217,335)	409,741	327,700	370,412

Total benefits and expenses	2,708,892	2,651,248	2,580,695

Income (loss) before income tax	388,863	416,778	(75,131)

Income tax (benefit) expense
Current	(3,214)	(49,727)	7,566
Deferred	132,281	195,017	(40,842)

Total income tax (benefit) expense	129,067	145,290	(33,276)

Net income (loss)	259,796	271,488	(41,855)
Less: Net income (loss) attributable to noncontrolling interests	(445)	—	—

Net income (loss) available to PLC's common shareowners(1)	$260,241	$271,488	$(41,855)

Net income (loss) available to PLC's common shareowners—basic	$3.01	$3.37	$(0.59)
Net income (loss) available to PLC's common shareowners—diluted	$2.97	$3.34	$(0.59)
Cash dividends paid per share	$0.540	$0.480	$0.815
Average shares outstanding—basic	86,567,069	80,488,694	71,108,961

Average shares outstanding—diluted	87,675,857	81,249,265	71,108,961

(1)
Protective Life Corporation ("PLC")

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2010—$24,002,893; 2009—$23,228,317)	$24,676,939	$22,830,427
Equity securities, at fair value (cost: 2010—$349,605; 2009—$280,615)	359,412	275,497
Mortgage loans (2010 includes: $934,655 related to securitizations)	4,892,829	3,877,087
Investment real estate, net of accumulated depreciation (2010—$1,200; 2009—$803)	25,340	25,188
Policy loans	793,448	794,276
Other long-term investments	276,337	204,754
Short-term investments	352,824	1,049,609

Total investments	31,377,129	29,056,838
Cash	264,425	205,325
Accrued investment income	329,078	285,350
Accounts and premiums receivable, net of allowance for uncollectible amounts (2010—$4,330; 2009—$5,170)	58,580	56,216
Reinsurance receivables	5,608,029	5,333,401
Deferred policy acquisition costs and value of business acquired	3,851,743	3,663,350
Goodwill	114,758	117,856
Property and equipment, net of accumulated depreciation (2010—$130,576; 2009—$123,709)	39,386	37,037
Other assets	169,664	176,303
Income tax receivable	45,582	115,447
Assets related to separate accounts
Variable annuity	5,170,193	2,948,457
Variable universal life	534,219	316,007

Total assets	$47,562,786	$42,311,587

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$18,530,564	$17,327,279
Unearned premiums	1,182,828	1,220,988

Total policy liabilities and accruals	19,713,392	18,548,267
Stable value product account balances	3,076,233	3,581,150
Annuity account balances	10,591,605	9,911,040
Other policyholders' funds	578,037	515,078
Other liabilities	926,201	715,110
Mortgage loan backed certificates	61,678	—
Deferred income taxes	1,022,130	553,062
Non-recourse funding obligations	532,400	575,000
Debt	1,501,852	1,644,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	5,170,193	2,948,457
Variable universal life	534,219	316,007

Total liabilities	44,232,683	39,832,766

Commitments and contingencies—Note 12
Shareowners' equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2010 and 2009—160,000,000 shares issued: 2010 and 2009—88,776,960	44,388	44,388
Additional paid-in-capital	586,592	576,887
Treasury stock, at cost (2010—3,108,983 shares; 2009—3,196,157 shares)	(26,072)	(25,929)
Retained earnings	2,432,925	2,204,644
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2010—$195,096; 2009—$(121,737))	362,321	(225,648)
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2010—$(5,223); 2009—$(16,704))	(9,700)	(31,021)
Accumulated loss—derivatives, net of income tax: (2010—$(6,355); 2009—$(10,182))	(11,802)	(18,327)
Postretirement benefits liability adjustment, net of income tax: (2010—$(25,612); 2009—$(24,862))	(47,565)	(46,173)

Total Protective Life Corporation's shareowners' equity	3,331,087	2,478,821
Noncontrolling interest	(984)	—

Total equity	3,330,103	2,478,821

Total liabilities and shareowners' equity	$47,562,786	$42,311,587

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-In- Capital	Treasury Stock	Unallocated Stock in ESOP	Retained Earnings	Net Unrealized Gains/ (Losses) on Investments	Accumulated Gain/ (Loss) Derivatives	Minimum Pension Liability Adjustments	Total Protective Life Corporation's shareowners' equity	Non controlling Interest	Total Equity
	(Dollars In Thousands)
Balance, December 31, 2007	$36,626	$444,765	$(11,140)	$(852)	$2,067,891	$(45,339)	$(12,222)	$(22,968)	$2,456,761	$—	$2,456,761
Net loss for 2008					(41,855)				(41,855)	—	(41,855)
Change in net unrealized gains/losses on investments (net of income tax—$(941,799))						(1,721,366)			(1,721,366)	—	(1,721,366)
Reclassification adjustment for investment amounts included in net income (net of income tax—$104,955)						191,677			191,677	—	191,677
Change in accumulated gain (loss) derivatives (net of income tax—$(20,085))							(36,135)		(36,135)	—	(36,135)
Reclassification adjustment for derivative amounts included in net income (net of income tax—$877)							1,595		1,595	—	1,595
Change in minimum pension liability adjustment (net of income tax—$(12,007))								(22,298)	(22,298)	—	(22,298)

Comprehensive loss for 2008									(1,628,382)	—	(1,628,382)

Cash dividends ($0.815 per share)					(57,010)				(57,010)	—	(57,010)
Cumulative effect adjustments					1,470				1,470	—	1,470
Share repurchase			(17,143)						(17,143)	—	(17,143)
Stock-based compensation		2,189	957						3,146	—	3,146
Reissuance of treasury stock to ESOP		1,527	348	(1,874)					1	—	1
Allocation of stock to employee accounts				2,252					2,252	—	2,252

Balance, December 31, 2008	$36,626	$448,481	$(26,978)	$(474)	$1,970,496	$(1,575,028)	$(46,762)	$(45,266)	$761,095	$—	$761,095
Net income for 2009					271,488				271,488	—	271,488
Change in net unrealized gains/losses on investments (net of income tax—$(685,273))						1,245,817			1,245,817	—	1,245,817
Reclassification adjustment for investment amounts included in net income (net of income tax—$(56,510))						103,563			103,563	—	103,563
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax—$(16,704))						(31,021)			(31,021)	—	(31,021)
Change in accumulated gain (loss) derivatives (net of income tax—$(15,502))							27,904		27,904	—	27,904
Reclassification adjustment for derivatives amounts included in net income (net of income tax—$(295))							531		531	—	531
Change in minimum pension liability adjustment (net of income tax—$(489))								(907)	(907)	—	(907)

Comprehensive income for 2009									1,617,375	—	1,617,375

Cash dividends ($0.48 per share)					(37,340)				(37,340)	—	(37,340)
Cumulative effect adjustments					—				—	—	—
Equity offering/Capital paid in	7,762	125,888							133,650	—	133,650
Stock-based compensation		2,518	1,049						3,567	—	3,567
Allocation of stock to employee accounts				474					474	—	474

Balance, December 31, 2009	$44,388	$576,887	$(25,929)	$—	$2,204,644	$(256,669)	$(18,327)	$(46,173)	$2,478,821	$—	$2,478,821

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(continued)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-In- Capital	Treasury Stock	Unallocated Stock in ESOP	Retained Earnings	Net Unrealized Gains/ (Losses) on Investments	Accumulated Gain/ (Loss) Derivatives	Minimum Pension Liability Adjustments	Total Protective Life Corporation's shareowners' equity	Non controlling Interest	Total Equity
	(Dollars In Thousands)
Net income for 2010					260,241				260,241	(445)	259,796
Change in net unrealized gains/losses on investments (net of income tax—$322,168)						597,668			597,668	—	597,668
Reclassification adjustment for investment amounts included in net income (net of income tax—$(5,335))						(9,699)			(9,699)	—	(9,699)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax—$11,481)						21,321			21,321	—	21,321
Change in accumulated gain (loss) derivatives (net of income tax—$4,441)							7,630		7,630	—	7,630
Reclassification adjustment for derivatives amounts included in net income (net of income tax—$(614))							(1,105)		(1,105)	—	(1,105)
Change in minimum pension liability adjustment (net of income tax—$(749))								(1,392)	(1,392)	—	(1,392)

Comprehensive income for 2010									874,664	(445)	874,219

Cash dividends ($0.540 per share)					(46,250)				(46,250)	—	(46,250)
Cumulative effect adjustments					14,290				14,290	—	14,290
Noncontrolling interest									—	(539)	(539)
Stock-based compensation		9,705	(143)						9,562	—	9,562

Balance, December 31, 2010	$44,388	$586,592	$(26,072)	$—	$2,432,925	$352,621	$(11,802)	$(47,565)	$3,331,087	$(984)	$3,330,103

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Cash flows from operating activities
Net income (loss)	$259,796	$271,488	$(41,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains)	25,393	57,804	467,835
Amortization of deferred policy acquisition costs and value of business acquired	209,722	345,569	233,742
Capitalization of deferred policy acquisition costs	(480,383)	(408,001)	(403,364)
Depreciation expense	9,626	8,040	10,511
Deferred income tax	101,317	66,651	54,814
Accrued income tax	69,865	(43,015)	91,517
Interest credited to universal life and investment products	972,806	993,245	1,043,676
Policy fees assessed on universal life and investment products	(611,917)	(586,842)	(575,128)
Change in reinsurance receivables	(234,032)	(78,613)	(165,688)
Change in accrued investment income and other receivables	(29,017)	1,326	41,015
Change in policy liabilities and other policyholders' funds of traditional life and health products	337,207	234,773	361,825
Trading securities:
Maturities and principal reductions of investments	355,831	562,758	460,185
Sale of investments	730,385	908,466	1,790,869
Cost of investments acquired	(963,403)	(856,223)	(1,852,868)
Other net change in trading securities	(25,520)	(144,838)	(17,646)
Change in other liabilities	10,236	(113,318)	(68,440)
Other income—surplus note repurchase	(19,027)	(132,262)	—
Other, net	(8,631)	88,608	(183,561)

Net cash provided by operating activities	710,254	1,175,616	1,247,439

Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	2,058,678	2,394,650	1,878,832
Sale of investments, available-for-sale	3,426,040	1,684,820	2,886,728
Cost of investments acquired, available-for-sale	(6,389,859)	(4,513,862)	(5,708,018)
Mortgage loans:
New borrowings	(353,913)	(304,417)	(901,424)
Repayments	364,302	263,625	328,476
Change in investment real estate, net	(2,551)	(3,069)	506
Change in policy loans, net	31,663	16,657	7,347
Change in other long-term investments, net	(74,555)	(39,994)	(30,764)
Change in short-term investments, net	701,589	119,707	(28,562)
Net unsettled security transactions	(340)	14,797	(3,819)
Purchase of property and equipment	(10,734)	(8,243)	(5,552)
Sales of property and equipment	41	—	787
Payments for business acquisitions	(348,288)	—	—

Net cash used in investing activities	(597,927)	(375,329)	(1,575,463)

Cash flows from financing activities
Borrowings under line of credit arrangements and debt	132,000	1,052,000	155,000
Principal payments on line of credit arrangement and debt	(275,000)	(122,000)	—
Payments on liabilities related to variable interest entities	—	—	(400,000)
Issuance (repayment) of non-recourse funding obligations	(42,600)	(667,738)	—
Dividends to shareowners	(46,250)	(37,339)	(57,010)
Issuance of common stock	—	132,575	—
Investments product deposits and change in universal life deposits	3,635,447	2,590,081	5,287,343
Investment product withdrawals	(3,477,430)	(3,675,247)	(4,588,354)
Other financing activities, net	20,606	(16,652)	(65,749)

Net cash (used in) provided by financing activities	(53,227)	(744,320)	331,230

Change in cash	59,100	55,967	3,206
Cash at beginning of period	205,325	149,358	146,152

Cash at end of period	$264,425	$205,325	$149,358

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

        These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 20, Statutory Reporting Practices and Other Regulatory Matters).

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

Significant Accounting Policies

  Valuation of investment securities

        The fair value for fixed maturity, short term, and equity securities, is determined by management after considering and evaluating one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a "waterfall" approach whereby publicly available prices are first sought from third party pricing services, any remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and rates of prepayments. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of other asset-backed securities, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures ("CUSIP") level. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.

        Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company's intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company's expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security's basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security's amortized cost are written down to discounted expected future cash flows ("post impairment cost") and credit losses are recorded in earnings. The difference between the securities' discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities, the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

        During the year ended December 31, 2010, the Company recorded other-than-temporary impairments of investments of $75.3 million. Of the $75.3 million of impairments for the year ended December 31, 2010,

$41.5 million was recorded in earnings and $33.8 million was recorded in other comprehensive income (loss). For more information on impairments, refer to Note 4, Investment Operations.

  Cash

        Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company's cash management system, checks issued but not presented to banks for payment may create negative book cash balances. Such negative balances are included in other liabilities and were $24.9 million and $4.3 million as of December 31, 2010 and 2009, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

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

        Based on the Accounting Standards Codification ("ASC" or "Codification") Financial Services-Insurance Topic, the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.5% to 12.5%) the Company expects to experience in future periods. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, using guidance from ASC Investments-Debt and Equity Securities Topic, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

  Value of Businesses Acquired

        In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits from the acquired insurance policies or investment contracts. This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. The Company amortizes VOBA in proportion to gross premiums for traditional life products and in proportion to expected gross profits ("EGPs") for interest sensitive products, including accrued interest credited to account balances of up to approximately 7.05%.

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

        Property and equipment consisted of the following:

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Home office building	$62,585	$56,721
Data processing equipment	54,615	52,351
Other, principally furniture and equipment	52,762	51,674

	169,962	160,746
Accumulated depreciation	(130,576)	(123,709)

Total property and equipment	$39,386	$37,037

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

        In addition, the Company markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"). GICs are contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2010 and 2009, the Company had $1.7 billion and $2.5 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to ten years. As of December 31, 2010, future maturities of stable value products were as follows:

Year of Maturity	Amount
	(Dollars In Millions)
2011	$872.0
2012-2013	1,192.9
2014-2015	650.5	(1)
Thereafter	360.8	(2)
(1)
Includes $5.7 million of contracts that will be called in 2011.
(2)
Includes $224.9 million of contracts that will be called in 2011.

  Derivative Financial Instruments

        The Company records its derivative instruments in the consolidated balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship in accordance with GAAP. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in "realized investment gains (losses)—derivative financial instruments". For additional information, see Note 22, Derivative Financial Instruments.

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

  Guaranteed minimum withdrawal benefits

        The Company also establishes liabilities for guaranteed minimum withdrawal benefits ("GMWB") on its variable annuity products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In the second quarter of 2010, the assumption for long term volatility used for projection purposes was updated to reflect recent market conditions. As of December 31, 2010, our net GMWB liability held was $19.6 million.

  Goodwill

        Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compared its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company's material goodwill balances are attributable to its operating segments (which are considered to be reporting units). The cash flows used to determine the fair value of the Company's reporting units are dependent on a number of significant assumptions. The Company's estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company's judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2010 and 2009, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2010, we had goodwill of $114.8 million.

        The Company also considers its market capitalization in assessing the reasonableness of the fair values estimated for its reporting units in connection with its goodwill impairment testing. In considering the Company's December 31, 2010 common equity price, which was lower than its book value per share, the Company noted there are several factors that would result in its market capitalization being lower than the fair value of its reporting units that are tested for goodwill impairment. Such factors that would not be reflected in the valuation of the Company's reporting units with goodwill include, but are not limited to: a potential concern about future earnings growth; negative market sentiment, different valuation methodologies that resulted in low valuation, and increased risk premium for holding investments in mortgage-backed securities and commercial mortgage loans. Deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company's reporting units. In the Company's view, market capitalization being below book value does not invalidate the Company's fair value assessment related to the recoverability of goodwill in its reporting units, and did not result in a triggering or impairment event.

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

        Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2010, range from approximately 4% to 7%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

        Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	As of December 31,
	2010	2009	2008
	(Dollars In Thousands)
Balance beginning of year	$299,396	$218,571	$237,669
Less: reinsurance	148,479	111,451	113,011

Net balance beginning of year	150,917	107,120	124,658

Incurred related to:
Current year	471,039	471,408	381,146
Prior year	35,555	36,230	50,123

Total incurred	506,594	507,638	431,269

Paid related to:
Current year	457,511	411,699	396,438
Prior year	56,961	52,142	52,289

Total paid	514,472	463,841	448,727

Other changes:
Acquisition and reserve transfers	—	—	(80)

Net balance end of year	143,039	150,917	107,120
Add: reinsurance	156,932	148,479	111,451

Balance end of year	$299,971	$299,396	$218,571

  Universal Life and Investment Products

        Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 2.25% to 8.75% and investment products ranged from 1.0% to 10.0% in 2010.

        The Company's accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

        The Company establishes liabilities for guaranteed minimum death benefits ("GMDB") on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase the Company's GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2010, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2010, the GMDB was $6.4 million.

        The Company also establishes liabilities for GMWB on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2010, the net GMWB liability balance was $19.6 million.

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

Accounting Pronouncements Recently Adopted

        Accounting Standard Update ("ASU" or "Update") No. 2010-06—Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements.    In January of 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-06—Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements. This Update provides amendments to Subtopic 820-10 that requires the following new disclosures. 1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

        This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures. 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.

2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. This Update is effective for interim and annual reporting periods beginning after December 15, 2009, which the Company adopted for the period ending March 31, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This Update did not have a material impact on the Company's consolidated results of operations or financial position.

        ASU No. 2009-16—Transfers and Servicing—Accounting for Transfers of Financial Assets.    In December of 2009, the FASB issued ASU No. 2009-16—Transfers and Services—Accounting for Transfers of Financial Assets. The amendments in this Update incorporate FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of SFAS No. 140 into the Accounting Standards Codification ("ASC"). That Statement was issued by the Board on June 12, 2009. This Update enhances the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a continuing interest in transferred financial assets. This Update also eliminates the concept of a qualifying special-purpose entity ("QSPE"), changes the requirements for de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures. This Update is effective for interim or annual reporting periods beginning after November 15, 2009. This guidance was effective for the Company on January 1, 2010. As of January 1, 2010, the Company held interests in two previous transfers of financial assets to QSPEs, the 2007 Commercial Mortgage Securitization and the 1996 - 1999 Commercial Mortgage Securitization. As part of adoption of this guidance the Company reviewed these entities as part of our consolidation analysis of variable interest entities ("VIEs"). The conclusion of the review was that the former QSPEs should be consolidated by the Company. Please refer to Note 11, Variable Interest Entities for more information. The Company has not transferred any financial assets since the adoption of this standard. The Company will apply this guidance to all future transfers of financial assets.

        ASU No. 2009-17—Consolidations—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.    In December of 2009, the FASB issued ASU No. 2009-17—Consolidations—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments to this Update incorporate FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167") into the ASC. SFAS No. 167 was issued by the Board on June 12, 2009. This Statement applies to all investments in VIEs beginning for the Company on January 1, 2010. This analysis will include QSPEs used for securitizations as SFAS No. 166 eliminated the concept of a QSPE which subjects former QSPEs to the provisions of FIN 46(R) as amended by this statement. Based on our review of our December 31, 2009 information, the impact of adoption of ASU No. 2009-17 (SFAS No. 167) resulted in the consolidation of two securitization trusts, the 2007 Commercial Mortgage Securitization and the 1996 - 1999 Commercial Mortgage Securitization. Please refer to Note 11, Variable Interest Entities for more information regarding the consolidation of these two trusts.

        ASU No. 2010-20—Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.    The objective of this Update is to require disclosures that facilitate financial statement users in evaluating the nature of credit risk inherent in the portfolio of financing receivables (loans); how that risk is analyzed and assessed in arriving at the allowance for credit losses; and any changes and the reasons for those changes to the allowance for credit losses. The Update requires several new disclosures regarding the reserve for credit losses and other disclosures related to the credit quality of the Company's mortgage loan portfolio. The Company adopted the new disclosures in this

Update for the annual reporting period ending December 31, 2010. Refer to Note 10, Mortgage Loans for additional information.

Accounting Pronouncements Not Yet Adopted

        ASU No. 2010-15—Financial Services—Insurance—How Investments Held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments.    The amendments in this Update clarify that an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests. The entity should not combine general account and separate account interests in the same investment when assessing the investment for consolidation. Additionally, the amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. The amendments in this Update also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. This Update is effective for fiscal years beginning after December 15, 2010. For the Company this Update will be effective January 1, 2011. This Update did not have a material impact on the Company's consolidated results of operations or financial position.

        ASU No. 2010-26—Financial Services—Insurance—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.    The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. The Company is currently evaluating the impact this Update will have on our financial position and results of operations.

        ASU No. 2010-28—Intangibles—Goodwill and Other—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.    The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. For the Company, this will be January 1, 2011. The Company is evaluating its current goodwill impairment process to ensure it complies with this new guidance.

        ASU No. 2010-29—Business Combinations—Disclosure of Supplementary Pro Forma Information for Business Combinations.    This Update does not change current accounting for business combinations, however it clarifies the current guidance regarding pro forma disclosures as well as requires a description of the nature and amount of material, nonrecurring pro forma adjustments to arrive at pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. For the Company, this will be January 1, 2011.

3. SIGNIFICANT ACQUISITIONS

        On December 31, 2010, PLICO completed the acquisition of all of the outstanding stock of United Investors Life Insurance Company ("United Investors"), pursuant to a Stock Purchase Agreement, between PLICO, Torchmark Corporation ("Torchmark") and its wholly owned subsidiaries, Liberty National Life Insurance Company ("Liberty National") and United Investors.

        This acquisition leverages our experience and capabilities in acquiring closed blocks of business and is consistent with our strategy to augment earnings by deploying excess capital through acquisitions. The business being acquired consists of traditional life, interest sensitive life and variable life insurance products, as well as fixed and variable annuities.

        The Company accounted for this transaction under the purchase method of accounting as required by FASB guidance under the ASC Business Combinations topic. This guidance requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The aggregate purchase price for United Investors consists of cash consideration of $342.9 million paid as of the closing date, and the additional consideration of $21.1 million which will be paid to Torchmark subsequent to the closing date. This additional consideration is based on a final settlement of statutory surplus and other adjustments and is due from the Company within 90 days of the acquisition date of December 31, 2010. The amount is included in other liabilities on the Company's consolidated balance sheet.

        The amount recorded as the value of business acquired at December 31, 2010, represents the actuarially estimated present value of after-tax future cash flows, adjusted for statutory reserve differences and cost of capital, from the policies acquired through the United Investors acquisition. This amount will be amortized in proportion with the gross premiums or estimated gross profits (as prescribed within the ASC Financial Services-Insurance Topic) of the acquired insurance contracts. See Note 5, Deferred Policy Acquisition Costs and Value of Business Acquired.

        The following table summarizes the fair values of the net assets acquired as of the acquisition date:

Fair Value as of December 31, 2010
(Dollars In Thousands)
ASSETS
Investments	$786,356
Cash	—
Accrued investment income	12,836
Accounts and premiums receivable, net	2,736
Reinsurance receivable	40,596
Value of business acquired	75,351
Other assets	246
Assets related to separate accounts	770,904

Total assets	1,689,025
LIABILITIES
Policy liabilities and accrual	431,027
Annuity account balances	116,246
Other policyholders' funds	347
Other liabilities	6,493
Liabilities related to separate accounts	770,904

Total liabilities	1,325,017
NET ASSETS ACQUIRED	$364,008

        The following (unaudited) pro forma condensed consolidated results of operations assumes that the acquisition of United Investors was completed as of January 1, 2009:

	For The Year Ended December 31,
	2010	2009
	(Dollars In Thousands)
Revenue	$3,201,025	$3,158,205
Net income	278,881	279,245

        The pro forma information above is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. INVESTMENT OPERATIONS

        Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Fixed maturities	$1,302,226	$1,305,738	$1,399,882
Equity securities	18,516	21,700	20,384
Mortgage loans	311,253	249,849	238,112
Investment real estate	3,180	3,666	3,771
Short-term investments	72,803	110,198	36,000

	1,707,978	1,691,151	1,698,149
Other investment expenses	24,302	26,115	22,985

Net investment income	$1,683,676	$1,665,036	$1,675,164

        For the year ended December 31, 2010, mortgage loan investment income increased $61.4 million. The increase was primarily due to two trusts that were previously part of the CMBS portfolio, but are now included in the Company's mortgage loan portfolio after the adoption of ASU No. 2009-17 in the first quarter of 2010. See Note 11, Variable Interest Entities for additional information.

        Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Fixed maturities	$50,056	$5,323	$15,104
Equity securities	6,488	14,312	63
Impairments on fixed maturity securities	(39,696)	(160,473)	(311,798)
Impairments on equity securities	(1,814)	(19,572)	—
Modco trading portfolio	109,399	285,178	(290,831)
Other investments	(11,577)	(4,619)	2,970

Total realized gains (losses)—investments	$112,856	$120,149	$(584,492)

        For the year ended December 31, 2010, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $98.2 million and gross realized losses were $82.9 million, including $41.3 million of impairment losses. The $41.3 million excludes $0.3 million of impairment losses in the trading portfolio for the year ended December 31, 2010.

        For the year ended December 31, 2010, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.9 billion. The gain realized on the sale of these securities was $98.2 million.

        For the year ended December 31, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $705.5 million. The loss realized on the sale of these securities was $41.6 million. The $41.6 million loss recognized on available-for-sale securities for the year ended December 31, 2010, includes $12.2 million of loss on the sale of certain oil industry holdings. The Company made the decision to sell these securities due to circumstances regarding the oil spill in the Gulf of Mexico. A $3.8 million loss was recognized on the sale of securities of which the issuer was a European financial institution. In addition, a $3.2 million loss was recognized on securities that were sold in anticipation of the issuer entering bankruptcy proceedings. Also included in the $41.6 million loss is a $10.4 million loss due to the exchange of certain holdings as the issuer exited bankruptcy proceedings.

        The amortized cost and fair value of the Company's investments classified as available-for-sale as of December 31, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars In Thousands)
2010
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,640,991	$49,970	$(143,211)	$2,547,750
Commercial mortgage-backed securities	169,530	6,429	(933)	175,026
Other asset-backed securities	877,752	679	(29,664)	848,767
U.S. government-related securities	1,142,975	33,999	(3,071)	1,173,903
Other government-related securities	195,478	5,744	(15)	201,207
States, municipals, and political subdivisions	976,894	8,754	(22,345)	963,303
Corporate bonds	15,023,322	944,896	(177,186)	15,791,032

	21,026,942	1,050,471	(376,425)	21,700,988
Equity securities	337,740	15,089	(5,282)	347,547
Short-term investments	238,537	—	—	238,537

	$21,603,219	$1,065,560	$(381,707)	$22,287,072

2009
Fixed maturities:
Bonds
Residential mortgage-backed securities	$3,768,273	$30,563	$(428,125)	$3,370,711
Commercial mortgage-backed securities	1,014,077	65,584	(91,640)	988,021
Other asset-backed securities	1,140,355	596	(86,224)	1,054,727
U.S. government-related securities	491,157	1,472	(3,027)	489,602
Other government-related securities	403,173	3,807	(609)	406,371
States, municipals, and political subdivisions	351,151	5,744	(6,177)	350,718
Corporate bonds	13,103,729	528,505	(418,359)	13,213,875

	20,271,915	636,271	(1,034,161)	19,874,025
Equity securities	277,403	3,924	(9,042)	272,285
Short-term investments	798,814	—	—	798,814

	$21,348,132	$640,195	$(1,043,203)	$20,945,124

        As of December 31, 2010 and 2009, the Company had an additional $3.0 billion and $2.9 billion, respectively, of fixed maturities, $11.9 million and $3.2 million, respectively, of equity securities, and $114.3 million and $250.8 million, respectively, of short-term investments classified as trading securities.

        The amortized cost and fair value of available-for-sale fixed maturities as of December 31, 2010, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$531,241	$540,158
Due after one year through five years	3,433,553	3,523,255
Due after five years through ten years	6,085,935	6,378,270
Due after ten years	10,976,213	11,259,305

	$21,026,942	$21,700,988

        Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company's intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company's expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security's basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security's amortized cost are written down to discounted expected future cash flows ("post impairment cost") and credit losses are recorded in earnings. The difference between the securities' discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for RMBS, CMBS, and other asset-backed securities, the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

        During the year ended December 31, 2010, the Company recorded other-than-temporary impairments of investments of $75.3 million. Of the $75.3 million of impairments for the year ended December 31, 2010, $41.5 million was recorded in earnings and $33.8 million was recorded in other comprehensive income (loss). For the year ended December 31, 2010, there was $2.5 million of other-than-temporary impairments related to equity securities. For the year ended December 31, 2010, there was $72.8 million of other-than-temporary impairments related to debt securities. During this period, there was no other-than-temporary impairments related to debt securities or equity securities that the Company intends to sell or expects to be required to sell.

        The following chart is a rollforward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Year Ended December 31,
	2010	2009
	(Dollars In Thousands)
Beginning balance	$25,076	$—
Additions for newly impaired securities	27,029	80,205
Additions for previously impaired securities	4,970	7,136
Reductions for previously impaired securities due to a change in expected cash flows	—	(32,451)
Reductions for previously impaired securities that were sold in the current period	(17,648)	(29,687)
Other	—	(127)

Ending balance	$39,427	$25,076

        The following table includes investments' gross unrealized losses and fair value of the Company's investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$237,450	$(17,877)	$1,173,541	$(125,334)	$1,410,991	$(143,211)
Commercial mortgage-backed securities	25,679	(933)	—	—	25,679	(933)
Other asset-backed securities	167,089	(2,452)	594,756	(27,212)	761,845	(29,664)
U.S. government-related securities	144,807	(3,071)	—	—	144,807	(3,071)
Other government-related securities	33,936	(8)	14,993	(7)	48,929	(15)
States, municipalities, and political subdivisions	563,352	(22,345)	—	—	563,352	(22,345)
Corporate bonds	2,264,649	(82,343)	835,655	(94,843)	3,100,304	(177,186)
Equities	11,950	(3,321)	13,544	(1,961)	25,494	(5,282)

	$3,448,912	$(132,350)	$2,632,489	$(249,357)	$6,081,401	$(381,707)

        The RMBS have a gross unrealized loss greater than twelve months of $125.3 million as of December 31, 2010. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of the investments.

        The other asset-backed securities have a gross unrealized loss greater than twelve months of $27.2 million as of December 31, 2010. This category predominately includes student-loan backed auction rate securities whose underlying collateral is at least 97% guaranteed by the Federal Family Education

Loan Program ("FFELP"). These losses relate to the auction rate securities ("ARS") market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or maturity.

        The corporate bonds category has gross unrealized losses greater than twelve months of $94.8 million as of December 31, 2010. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company's ability and intent to hold these securities to recovery.

        The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company's amortized cost of debt securities.

        The following table includes investments' gross unrealized losses and fair value of the Company's investments that are not deemed to be other-than-temporary impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$338,571	$(9,796)	$2,346,349	$(418,329)	$2,684,920	$(428,125)
Commercial mortgage-backed securities	2,136	(429)	187,515	(91,211)	189,651	(91,640)
Other asset-backed securities	81,331	(2,272)	802,799	(83,952)	884,130	(86,224)
U.S. government-related securities	278,003	(3,023)	54	(4)	278,057	(3,027)
Other government-related securities	161,276	(609)	—	—	161,276	(609)
States, municipalities, and political subdivisions	188,322	(6,140)	456	(37)	188,778	(6,177)
Corporate bonds	1,360,916	(41,268)	3,139,482	(377,091)	4,500,398	(418,359)
Equities	15,148	(882)	88,516	(8,160)	103,664	(9,042)

	$2,425,703	$(64,419)	$6,565,171	$(978,784)	$8,990,874	$(1,043,203)

        The RMBS have a gross unrealized loss greater than 12 months of $418.3 million as of December 31, 2009. These losses related to a widening in spreads as a result of continued weakness in the residential housing market. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of the investments.

        For CMBS in an unrealized loss position for greater than 12 months, $90.4 million of the total $91.2 million unrealized loss related to securities issued in Company-sponsored commercial loan securitizations. These losses related primarily to market illiquidity as opposed to underlying credit concerns. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments.

        The corporate bonds category had gross unrealized losses greater than 12 months of $377.1 million as of December 31, 2009. These losses related primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company's ability and intent to hold these securities to recovery.

        The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company's amortized cost of debt securities.

        As of December 31, 2010, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $2.8 billion and had an amortized cost of $2.9 billion. In addition, included in the Company's trading portfolio, the Company held $331.2 million of securities which were rated below investment grade. Approximately $508.2 million of the below investment grade securities were not publicly traded.

        The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Fixed maturities	$696,758	$1,686,669	$(1,906,455)
Equity securities	9,701	33,067	(39,413)

        Certain investments, consisting of fixed maturities, equities, and investment real estate, with a carrying value of $7.8 million were non-income producing for the year ended December 31, 2010.

        Included in the Company's invested assets are $793.4 million of policy loans as of December 31, 2010. The interest rates on standard policy loans range from 3.00% to 9.95%. The collateral loans on life insurance policies have an interest rate of 13.64%.

Securities Lending

        The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities' market value is monitored on a daily basis. As of December 31, 2010, securities with a market value of $95.6 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in "short-term investments" with a corresponding liability recorded in "other liabilities" to account for its obligation to return the collateral. As of December 31, 2010, the fair value of the collateral related to this program was $96.5 million and the Company has an obligation to return $98.2 million of collateral to the securities borrower.

Mortgage Loans

        Refer to Note 10, Mortgage Loans for information on the Company's mortgage loan portfolio.

5. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs

        The balances and changes in DAC are as follows:

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Balance, beginning of period	$2,720,281	$3,221,064
Capitalization of commissions, sales, and issue expenses	459,486	405,670
Amortization	(138,658)	(307,051)
Change in unrealized investment gains and losses	(157,619)	(599,402)

Balance, end of period	$2,883,490	$2,720,281

Value of business acquired

        The balances and changes in VOBA are as follows:

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Balance, beginning of period	$943,069	$979,257
Acquisitions	75,351	—
Amortization	(57,797)	(36,188)
Other	7,630	—

Balance, end of period	$968,253	$943,069

        The expected amortization of VOBA for the next five years is as follows:

Years	Expected Amortization
(Dollars In Thousands)
2011	$70,733
2012	62,423
2013	54,272
2014	46,313
2015	38,430

6. GOODWILL

        The changes in the carrying amount of goodwill by segment are as follows:

	Life Marketing	Acquisitions	Asset Protection	Corporate and Other	Total Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2008	$10,192	$48,008	$62,671	$83	$120,954
Tax benefit of excess tax goodwill	—	(3,098)	—	—	(3,098)

Balance as of December 31, 2009	10,192	44,910	62,671	83	117,856
Tax benefit of excess tax goodwill	—	(3,098)	—	—	(3,098)

Balance as of December 31, 2010	$10,192	$41,812	$62,671	$83	$114,758

        During the year ended December 31, 2010, the Company decreased its goodwill balance by approximately $3.1 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2010 on the portion of tax goodwill in excess of GAAP basis goodwill. As of December 31, 2010, the Company had an aggregate goodwill balance of $114.8 million.

        During the year ended December 31, 2009, the Company decreased its goodwill balance by approximately $3.1 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2009 on the portion of tax goodwill in excess of GAAP basis goodwill. As of December 31, 2009, the Company had an aggregate goodwill balance of $117.9 million.

        Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compared its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company's material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company's reporting units are dependent on a number of significant assumptions. The Company's estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company's judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2010, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary.

        The Company also considers its market capitalization in assessing the reasonableness of the fair values estimated for its reporting units in connection with its goodwill impairment testing. In considering the Company's December 31, 2010 common equity price, which was lower than its book value per share, the Company noted there are several factors that would result in its market capitalization being lower than the fair value of its reporting units that are tested for goodwill impairment. Such factors that would not be reflected in the valuation of the Company's reporting units with goodwill include, but are not limited to: a potential concern about future earnings growth; negative market sentiment, different valuation methodologies that resulted in low valuation, and increased risk premium for holding investments in mortgage-backed securities and commercial mortgage loans. Deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company's reporting units. In the Company's view, market capitalization being below book value does not invalidate the Company's fair value assessment related to the recoverability of goodwill in its reporting units, and did not result in a triggering or impairment event.

7. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

        The Company issues variable universal life and variable annuity products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 8.5%, mortality at 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table, lapse rates ranging from 2%—20% (depending on product type and duration), and an average discount rate of 6.4%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income (loss).

        The variable annuity separate account balances subject to GMDB were $4.4 billion as of December 31, 2010. The total guaranteed amount payable based on variable annuity account balances as of December 31, 2010, was $238.0 million (including $221.9 million in the Annuities segment and $16.1 million in the Acquisitions segment) with a GMDB reserve of $0.3 million in the Acquisitions segment. The average attained age of contract holders as of December 31, 2010 for the Company was 67.

        These amounts exclude the variable annuity business of the Chase Insurance Group which has been 100% reinsured to CALIC, under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $33.0 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2010, was 62.

        Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Beginning balance	$342	$1,205	$598
Incurred guarantee benefits	11,799	10,193	5,573
Less: Paid guarantee benefits	5,729	11,056	4,966

Ending balance	$6,412	$342	$1,205

        Account balances of variable annuities with guarantees invested in variable annuity separate accounts are as follows:

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Equity mutual funds	$3,149,445	$2,191,851
Fixed income mutual funds	1,279,639	616,272

Total	$4,429,084	$2,808,123

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

        Activity in the Company's deferred sales inducement asset was as follows:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Deferred asset, beginning of period	$116,298	$99,132	$67,736
Amounts deferred	25,587	24,506	45,005
Amortization	(29,738)	(7,340)	(13,609)

Deferred asset, end of period	$112,147	$116,298	$99,132

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

        Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2010, the Company had reinsured approximately 64% of the face value of its life insurance in-force. The Company has reinsured approximately 28% of the face value of its life insurance in-force with the following three reinsurers:

  •
  Security Life of Denver Insurance Co. (currently administered by Hanover Re)

  •
  Swiss Re Life & Health America Inc.

  •
  Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

        The Company has not experienced any credit losses for the years ended December 31, 2010, 2009, or 2008 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life. During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional and universal life products.

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

        The following table presents the net life insurance in-force:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Millions)
Direct life insurance in-force	$753,519	$755,263	$754,425
Amounts assumed from other companies	18,799	19,826	21,183
Amounts ceded to other companies	(495,056)	(515,136)	(540,561)

Net life insurance in-force	$277,262	$259,953	$235,047

Percentage of amount assumed to net	7%	8%	9%

        The following table reflects the effect of reinsurance on life insurance premiums written and earned:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Millions)
Direct premiums	$2,153	$2,146	$2,093
Reinsurance assumed	167	97	101
Reinsurance ceded	(1,284)	(1,318)	(1,360)

Net premiums	$1,036	$925	$834

Percentage of amount assumed to net	16%	11%	12%

        The Company has also reinsured accident and health risks representing $17.1 million, $24.2 million, and $32.8 million of premium income, while the Company has assumed accident and health risks representing $0.1 million, $2.5 million, and $3.9 million of premium income for 2010, 2009, and 2008, respectively. In addition, the Company reinsured property and casualty risks representing $106.8 million, $184.9 million, and $189.9 million of premium income, while the Company assumed property and casualty risks representing $7.1 million, $81.0 million, and $82.5 million of premium income for 2010, 2009, and 2008, respectively.

        As of December 31, 2010 and 2009, policy and claim reserves relating to insurance ceded of $5.6 billion and $5.4 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2010 and 2009, the Company had paid $132.6 million and $99.3 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2010 and 2009, the Company had receivables of $64.8 million and $64.2 million, respectively, related to insurance assumed.

        During 2006, the Company recorded $27.1 million of bad debt charges related to its Lender's Indemnity product line. These bad debt charges followed the bankruptcy filing related to CENTRIX Financial LLC ("CENTRIX"), the originator and servicer of the business, and are the result of the Company's assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program. The product guarantees to the lender, primarily credit unions, the difference between a value calculated based on the estimated or actual market value of a vehicle and the outstanding balance of a loan in the event the vehicle is repossessed or sold because the loan is in default. The Company ceased offering the Lender's Indemnity product in 2003 with the last policy expiring in 2009. The Company has been actively working to settle its exposure with the various policyholders since 2007. From 2007 through 2009, the majority of the Company's exposure was settled successfully and the Company continued to work to settle the remaining claims. The business was ceded to an affiliate of CENTRIX until the treaty was commuted in 2009 with no net financial impact to the Company. In the first quarter of 2010, the Company successfully settled its last exposure in the Lender's Indemnity product line. As a result of this final settlement, $7.8 million in excess reserves were released in the first quarter of 2010.

        The Company's third party reinsurance receivables amounted to $5.6 billion and $5.3 billion as of December 31, 2010 and 2009, respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2010			2009
	Reinsurance Receivable	A.M. Best Rating		Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Swiss Re Life & Health America, Inc.	$612.3	A		$592.6	A
Security Life of Denver Insurance Co.	609.1	A		573.1	A
Lincoln National Life Insurance Co.	460.7	A	+	445.6	A	+
Transamerica Life Insurance Co.	428.0	A	+	429.5	A
American United Life Insurance Co.	324.5	A		314.1	A
Employers Reassurance Corp.	302.8	A	-	256.9	A	-
RGA Reinusrance Co.	221.2	A	+	215.1	A	+
The Canada Life Assurance Company	216.4	A	+	204.3	A	+
Scottish Re (U.S.), Inc.	197.5	E		184.4	E
XL Life Ltd.	180.4	A	-	173.2	A	-

        During 2008, Scottish Re US ("SRUS") received a statutory accounting permitted practice from the Delaware Department of Insurance ("the Department") that, in light of decreases in the fair value of the securities in SRUS's qualifying reserve credit trust accounts on business ceded to certain securitization companies, relieved SRUS of the need to receive additional capital contributions. On January 5, 2009, the Department issued an order of supervision (the "Order of Supervision") against SRUS, in accordance with Delaware law, which, among other things, requires the Department's consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department. On April 3, 2009, the Department issued an Extended and Amended Order of Supervision against SRUS which, among other things, clarified that payments made by SRUS to its ceding insurers in satisfaction of claims or other obligations are not subject to the Department's approval, but that any amendments to its reinsurance agreements must be disclosed to and approved by the Department. SRUS continues to promptly pay claims and satisfy its other obligations to our insurance subsidiaries. The Company cannot predict what these or other changes in the status of SRUS's financial condition may have on the Company's ability to take reserve credit for the business ceded to SRUS. If the Company was unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on both the Company's GAAP and statutory financial condition and results of operations. As of December 31, 2010, the Company had approximately $197.5 million of GAAP recoverables from SRUS, and $526.9 million of ceded statutory reserves related to SRUS.

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

9. DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

        Debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$142,000	$285,000
7.45% Medium-Term Notes (1996), due 2011	9,852	9,852
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
6.40% Senior Notes (2007), due 2018	150,000	150,000
7.375% Senior Notes (2009), due 2019	400,000	400,000
8.00% Senior Notes (2009), due 2024, callable 2014	100,000	100,000
8.45% Senior Notes (2009), due 2039	300,000	300,000

Total Debt	$1,501,852	$1,644,852

Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$103,093	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	118,557	118,557
6.12% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
7.25% Capital Securities (2006), due 2066, callable 2011	200,000	200,000

Total subordinated debt securities	$524,743	$524,743

        Limited amounts of the 7.45% Medium-Term Notes may be redeemed upon the death of the beneficial owner of the notes.

        For the next five years, the Company's future maturities of debt, excluding notes payable to banks, and subordinated debt securities are $9.9 million in 2011, $250.0 million in 2013, $150.0 million in 2014, and $1,474.7 million thereafter.

        Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to a maximum principal amount of $500 million (the "Credit Facility"). The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of the Company's senior unsecured long-term debt. The Credit Agreement provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $142.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of December 31, 2010. The Company was not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2010.

        The following is a summary of the Company's estimated debt covenant calculations as of December 31, 2010:

	Requirement	Actual Results
Consolidated net worth margin	greater than or equal to 0	greater than $650 million
Debt to total capital ratio*	Less than 40%	Approximately 30%
Total adjusted capital margin	greater than or equal to 0	Approximately $1.6 billion
Interest cash inflow available compared to adjusted consolidated interest expense	greater than 2.0 to 1	greater than 9.0 to 1
*
Excludes $800 million of senior notes issued in 2009

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

        In December 2007, the Company issued a new series of debt securities of $150.0 million of 6.40% Senior Notes due 2018 (the "Senior Notes"), from which net proceeds of approximately $148.7 million were received. Under the terms of the Senior Notes, interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The maturity date is January 15, 2018.

        On October 9, 2009, the Company closed on offerings of $400 million of its senior notes due in 2019, $100 million of its senior notes due in 2024, and $300 million of its senior notes due in 2039, for an aggregate principal amount of $800 million. These senior notes were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering of the Notes to purchase $800 million in aggregate principal amount of newly-issued surplus notes of Golden Gate. Golden Gate used a portion of the proceeds from the sale of the surplus notes to the Company to repurchase, at a discount, $800 million in aggregate principal amount of its outstanding Series A floating rate surplus notes that were held by third parties. This repurchase resulted in a $126.3 million pre-tax gain, net of deferred issue costs. As a result of these transactions, the Company is the sole holder of the total $800.0 million of outstanding Golden Gate surplus notes, which is eliminated at the consolidated level.

Non-Recourse Funding Obligations

  Golden Gate II Captive Insurance Company

        Golden Gate II Captive Insurance Company ("Golden Gate II"), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2010. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of the Company's affiliates purchased a portion of these securities during 2010. As a result of these purchases, as of December 31, 2010, securities related to $532.4 million of the outstanding balance of the non-recourse funding obligations was held by external parties and securities related to $42.6 million of the non-recourse funding obligations was held by affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. The Company has experienced higher borrowing costs than were originally expected associated with $300 million of its non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate the Company can be required to pay under these obligations. These non-recourse funding obligations are direct financial obligations of Golden Gate II and are not guaranteed by the Company or PLICO. These non-recourse obligations are represented by surplus notes that were issued to fund a portion of the statutory reserves required by Regulation XXX. The Company does not anticipate pursuing additional funding related to this block of business; however, the Company has contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from the Company or any of its subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although the Company has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, the Company has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

        Non-recourse funding obligations outstanding as of December 31, 2010, on a consolidated basis, are shown below in the following table:

Issuer	Balance	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$532,400	2052	1.47%

Total	$532,400

        During 2010, the Company repurchased $42.6 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $19.0 million gain for the Company.

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

        Interest expense on long-term debt and subordinated debt securities totaled $142.3 million, $83.4 million, and $71.4 million in 2010, 2009, and 2008, respectively. The $58.9 million increase was primarily related to additional interest expense on the $800 million senior notes issued in 2009 and letter of credit fees associated with Golden Gate III Captive Insurance Company ("Golden Gate III") and Golden Gate IV Captive Insurance Company ("Golden Gate IV"). Offsetting these increases was less interest expense related to the repayment of $143.0 million on the Company's credit facility. Interest expense on other obligations, non-recourse funding obligations, and other temporary borrowings was $9.4 million, $30.7 million, and $65.8 million in 2010, 2009, and 2008, respectively. The $21.3 million decrease was primarily due to a reduction in the outstanding balance of non-recourse funding obligations.

10. MORTGAGE LOANS

Mortgage Loans

        The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2010, the Company's mortgage loan holdings were approximately $4.9 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in the Company's view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it have chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

        The following table includes a breakdown of the Company's commercial mortgage loan portfolio by property type as of December 31, 2010:

Type	Percentage of Mortgage Loans on Real Estate
Retail	66.2%
Office Buildings	12.7
Apartments	12.2
Warehouses	7.0
Other	1.9

100.0%

        The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's exposure represents more than 2.0% of mortgage loans. Approximately 74.9% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Texas	13.7%
Georgia	8.8
Tennessee	7.6
Alabama	7.1
Florida	7.0
South Carolina	5.2
Ohio	4.8
Utah	4.6
North Carolina	4.4
Indiana	3.1
Pennsylvania	3.1
California	2.8
Michigan	2.7

74.9%

        During 2010, the Company funded approximately $310 million of new loans, with an average loan size of $4.5 million. The average size mortgage loan in the portfolio as of December 31, 2010, was $2.7 million, and the weighted-average interest rate was 6.31%. The largest single mortgage loan was $33.8 million.

        Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $238.8 million would become due in 2011, $991.1 million in 2012 through 2016, $744.1 million in 2017 through 2021, and $273.5 million thereafter.

        The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2010 and 2009, approximately $884.7 million and $808.6 million, respectively, of the Company's mortgage loans have this participation feature.

        As of December 31, 2010 and 2009, delinquent mortgage loans, foreclosed properties, and restructured loans pursuant to a pooling and servicing agreement were less than 0.2% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement. The loans subject to a pooling and servicing agreement have been included on the Company's consolidated balance sheet beginning in the first quarter of 2010 in accordance with ASU 2009-17. For loans not subject to a pooling and servicing agreement, as December 31, 2010, $9.4 million, 0.2%, of the mortgage loan portfolio was nonperforming. In addition, as of December 31, 2010, $19.3 million, 0.4%, of the mortgage loan portfolio that is subject to a pooling and servicing agreement was either nonperforming or has been restructured under the terms and conditions of the pooling and service agreement

        As of December 31, 2010 and 2009, the Company had an allowance for mortgage loan credit losses of $11.7 million and $1.7 million, respectively. Over the past ten years, the Company's commercial mortgage loan portfolio has experienced an average credit loss factor of approximately 0.2%. Due to such low historical losses, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC 310. Since the Company uses the specific identification method for calculating reserves, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitor borrower conditions such as payment practices, borrower credit, operating performance, property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each borrower. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that borrower. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan. A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property. An analysis of the change in the allowance for mortgage loan credit losses is provided in the following chart:

As of December 31, 2010
(Dollars In Thousands)
Beginning balance	$1,725
Charge offs	(1,146)
Recoveries	—
Provision	11,071

Ending balance	$11,650

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

	30–59 Delinquent	60–89 Delinquent	Greater than 90 Delinquent	Total Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$40,377	$—	$12,666	$53,043
Number of delinquent commercial mortgage loans	9	—	3	12

        The Company's commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans please refer to the following chart:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$1,579	$1,579	$—	$1,579	$—	$—
With an allowance recorded	18,642	18,642	11,650	4,661	805	767

11. VARIABLE INTEREST ENTITIES

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

        As part of adopting these updates, the Company updated its process for evaluating VIEs. The Company's analysis consists of a review of entities in which the Company has an ownership interest that is less than 100% (excluding debt and equity securities held as trading and available-for-sale), as well as entities with which the Company has significant contracts or other relationships that could possibly be considered variable interests. The Company reviews the characteristics of each of these applicable entities and compares those characteristics to the criteria of a VIE set forth in Topic 810 of the FASB ASC. If the entity is determined to be a VIE, the Company then performs a detailed review of all significant contracts and relationships (individually an "interest", collectively "interests") with the entity to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company: 1) has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

        Based on this analysis the Company had interests in two former QSPEs that were determined to be VIEs as of January 1, 2010. These two VIEs were trusts used to facilitate commercial mortgage loan securitizations. The determining factor was that the trusts had negligible or no equity at risk. The Company's variable interests in the trusts are created by the contract to service the mortgage loans held by the trusts as well as the retained beneficial interests in certain of these securities issued by the trusts. The activities that most significantly impact the economics of the trusts are predominantly related to the servicing of the mortgage loans, such as timely collection of principal and interest, direction of foreclosure proceedings, and management and sale of foreclosed real estate owned by the trusts. The Company is the servicer responsible for these activities and has the sole power to appoint such servicer through its beneficial interests in the securities. These criteria give the Company the power to direct the activities of the trusts that most significantly impact the trusts economic performance. Additionally, the Company is obligated, as an owner of the securities issued by the trusts, to absorb its share of losses on the securities. The Company's share of losses could potentially be significant to the trusts. Based on the fact that the Company has the power to direct the activities that most significantly impact the economics of the trusts and the obligation to absorb losses that could potentially be significant, it was determined that the Company is the primary beneficiary of the trusts, thus resulting in consolidation.

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

        The following adjustments to the Company's consolidated balance sheet were made as of January 1, 2010:

Adjustments to the Consolidated Balance Sheets

	As of January 1, 2010
	(Dollars In Thousands)
Assets
Fixed maturities:
Commercial mortgage-backed securities at fair value (amortized cost—$873,196)	$(844,535	)(1)
Mortgage loans—securitized (net of loan loss reserve of $1.1 million)	1,018,000	(2)

Total investments	173,465
Accrued investment income	361	(2)

Total Assets	$173,826

Liabilities
Deferred income taxes	$17,744	(3)
Mortgage loan backed certificates	124,580	(2)
Other liabilities	(1,400	)(4)

Total liabilities	140,924

Shareowners' equity
Retained earnings	14,290	(2)
Accumulated other comprehensive income (loss)	18,612	(5)

Total shareowners' equity	32,902

Total liabilities and shareowners' equity	$173,826

(1)	The noncash portion for the consolidated statements of cash flows for the year ended December 31, 2010, was $873.2 million.
(2)	The noncash portion for the consolidated statements of cash flows for the year ended December 31, 2010, is the amount presented.
(3)	The noncash portion for the consolidated statements of cash flows for the year ended December 31, 2010, was $7.7 million.
(4)	The other liabilities did not have an effect on the consolidated statements of cash flows for the year ended December 31, 2010.
(5)	The accumulated other comprehensive income (loss) did not have an effect on the consolidated statements of cash flows for the year ended December 31, 2010.

        The adjustments had a net zero impact to the consolidated condensed statements of cash flows.

        The reduction in fixed maturity commercial mortgage-backed securities ("CMBS") represents the beneficial interests held by the Company that have been removed due to the consolidation of the trusts. This amount is reflected in fixed maturities on the consolidated balance sheet.

        The increase in mortgage loans represents the mortgage loans held by the trusts that have been consolidated. This balance as of January 1, 2010, was net of a loan loss reserve of $1.1 million.

        The increase in accrued investment income is the result of accruing interest on the entire pool of mortgage loans.

        The increase in deferred income taxes is a result of a change in temporary tax differences arising from the adjustments to shareowners' equity.

        The mortgage loan backed certificates liability represents the commercial mortgage-backed securities issued by the trusts and held by third parties.

        The decrease in other liabilities is a decrease in amounts payable to the trusts of approximately $1.4 million. Upon consolidation of the trusts as of January 1, 2010, the Company adjusted retained earnings to reflect after tax interest income not recognized in prior periods due to the securitization of the commercial mortgage loans. If the Company had held the mortgage loans as opposed to the retained beneficial interest securities, the Company's retained earnings would have been $14.3 million higher over the life of the securities.

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

12. COMMITMENTS AND CONTINGENCIES

        The Company has entered into indemnity agreements with each of its current directors that provide, among other things and subject to certain limitations, a contractual right to indemnification to the fullest extent permissible under the law. The Company has agreements with certain of its officers providing up to $10 million in indemnification. These obligations are in addition to the customary obligation to indemnify officers and directors contained in the Company's governance documents.

        The Company leases administrative and marketing office space in approximately 20 cities including 23,586 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $8.3 million. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2011	$8,305
2012	5,924
2013	5,938
2014	5,156
2015	3,595
Thereafter	2,953

        Additionally, the Company leases a building contiguous to its home office. The lease extends to January 2014. At the end of the lease term the Company may purchase the building for approximately $75 million. The following is a schedule by year of future minimum rental payments required under this lease:

Year	Amount
(Dollars In Thousands)
2011	$716
2012	719
2013	636
2014	75,082

        As of December 31, 2010 and 2009, the Company had outstanding mortgage loan commitments of $212.5 million at an average rate of 5.94% and $175.2 million at an average rate of 6.34%, respectively.

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

13. SHAREOWNERS' EQUITY

        As of December 31, 2010, approximately $579.6 million of consolidated shareowners' equity, excluding net unrealized gains on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2011 is estimated to be $344.7 million.

        Activity in the Company's issued and outstanding common stock is summarized as follows:

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 31, 2007	73,251,960	3,102,898	70,149,062
(Reissuance of)/deposits to treasury stock	—	243,255	(243,255)

Balance, December 31, 2008	73,251,960	3,346,153	69,905,807
Shares issued	15,525,000	—	15,525,000
(Reissuance of)/deposits to treasury stock	—	(149,996)	149,996

Balance, December 31, 2009	88,776,960	3,196,157	85,580,803
(Reissuance of)/deposits to treasury stock	—	(87,174)	87,174

Balance, December 31, 2010	88,776,960	3,108,983	85,667,977

        Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. None of these shares have been issued as of December 31, 2010.

14. STOCK-BASED COMPENSATION

        A portion of the Company's 401(k) and Stock Ownership Plan ("401(k) Plan") consists of an Employee Stock Ownership Plan ("ESOP"). The ESOP stock was used to match employee contributions to and to provide other employee benefits. During 2009, all outstanding ESOP shares were allocated from the ESOP to employee 401(k) accounts.

        The Company, from time to time, reissued treasury shares or bought additional shares of common stock in the open market to complete its 401(k) Plan obligations. In addition to the shares allocated to employee 401(k) accounts from the ESOP, the Company reissued from treasury 11,896 shares of Common Stock to the 401(k) Plan during 2008 to complete its 401(k) Plan obligations.

        Since 1973, the Company has had stock-based incentive plans to motivate management to focus on its long-range performance through the awarding of stock-based compensation. Under plans approved by shareowners in 1997, 2003, and 2008, up to 7,500,000 shares may be issued in payment of awards.

        The criteria for payment of performance awards is based primarily upon a comparison of the Company's average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if the Company's results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if the Company's results are below the 40th percentile of the comparison group, no portion of the award is earned. If the Company's results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of the Company's common stock. No performance share awards were issued during the years ended December 31, 2010 and 2009.

        Performance shares were awarded in 2008, 2007, and 2006 and the estimated fair value of the awards at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value
		(Dollars In Thousands)
2008	75,900	$2,900
2007	66,100	2,900
2006	136,030	6,500

        Performance shares are equivalent in value to one share of our common stock times the award earned percentage payout. In the past, the Company has also issued performance-based stock appreciation rights ("P-SARs"). P-SARs convert to the equivalent of one stock appreciation right ("SARs") if earned times the award percentage payout. The P-SARs, once converted to SARs, expire 10 years after the grant date. As of December 31, 2010, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 257,800 shares.

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

	Weighted-Average Base Price per share	No. of SARs
Balance at December 31, 2007	$31.98	1,262,704
SARs granted	38.45	329,000
SARs exercised/forfeited	32.67	(32,131)

Balance at December 31, 2008	33.33	1,559,573

SARs granted	3.57	915,829
SARs exercised/forfeited	40.16	(6,200)

Balance at December 31, 2009	22.28	2,469,202

SARs granted	18.34	344,400
SARs exercised/forfeited/expired	20.98	(488,765)

Balance at December 31, 2010	$21.97	2,324,837

        The following table provides information as of December 31, 2010, about equity compensation plans under which the Company's common stock is authorized for issuance:

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2010 (a)		Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2010 (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of December 31, 2010 (c)
Equity compensation plans approved by shareowners	2,553,730	(1)	$21.97	(3)	2,902,402	(4)
Equity compensation plans not approved by shareowners	408,113	(2)	Not applicable		Not applicable	(5)

Total(2)	2,961,843	(1)(2)	$21.97	(3)	2,902,402	(4)(6)

(1)	Includes the following number of shares of common stock with respect to outstanding awards under the LTIP, determined as provided in the LTIP: (a) 1,511,144 shares issuable with respect to outstanding SARs (assuming for this purpose that one share of common stock will be payable with respect to each outstanding SAR); (b) 88,220 shares issuable with respect to outstanding performance share awards (assuming for this purpose that the awards are payable based on estimated performance under the awards as of September 30, 2010); and (c) 647,672 shares issuable with respect to outstanding restricted stock units (assuming for this purpose that shares will be payable with respect to all outstanding restricted stock units); and (d) 306,694 shares issuable with respect to stock equivalents representign previously earned awards under the LTIP that the recipient deferred under our Deferred Compensation Plan for Officers.
(2)

Includes the following number of shares of common stock, determined as provided in the plans decribed below: (a) 230,526 shares issuable with respect to stock equivalents pursuant to our Deferred Compensation Plan for Directors Who Are Not Employees of the Company; (b) 107,173 shares issuable with respect to stock equivalents pursuant to our Deferred Compensation Plan for Officers; and (c) 70,414 shares issuable with respect to stock equivalents pursuant to our Regional Sales Manager Deferred Bonus Plan.

(3)	Based on exercise prices of outstanding SARs.
(4)

Represents (a) 2,835,902 shares of common stock available for future issuance under the LTIP; and (b) 66,500 shares of common stock available for future issuance under the Stock Plan for Non-Employee Directors.

(5)

The plans listed in Note (2) do not currently have limits on the number of shares of common stock issuable under such plans. The total number of shares of common stock that may be issuable under such plans will depend upon, among other factors, the deferral elections made by the plans' participants.

(6)	Plus any shares that become issuable under the plans listed in Note (2).

        The outstanding SARs as of December 31, 2010, were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$32.00	360,000	2	360,000
26.49	50,000	3	50,000
41.05	111,700	5	111,700
48.60	38,400	6	38,400
45.70	35,070	6	35,070
43.46	189,475	7	144,075
48.05	3,000	7	2,250
41.12	2,500	7	1,875
38.59	318,700	8	159,350
3.50	869,442	9	268,323
9.54	5,000	9	1,666
17.48	8,000	10	—
18.36	332,550	10	—
20.40	1,000	10	—

        The SARs issued for the year ended December 31, 2010 and 2009, had estimated fair values at grant date of $3.3 million and $0.9 million, respectively. These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for both the 2010 and 2009 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and an expected exercise date of 2016. Assumptions used in the model for the 2009 SARs were as follows: expected volatility ranging from 68.5% to 77.2%, a risk-free interest rate ranging from 2.7% to 3.0%, a dividend rate ranging from 2.3% to 10.3%, a zero percent forfeiture rate, and an expected exercise date of 2015. The Company will pay an amount in stock equal to the difference between the specified base price of the Company's common stock and the market value at the exercise date for each SAR.

        Additionally, the Company issued 360,450 restricted stock units for the year ended December 31, 2010. These awards had a total fair value at grant date of $6.6 million. Approximately half of these restricted stock units vest in 2013, and the remainder vest in 2014. For the year ended December 31, 2009, the Company issued 580,700 restricted stock units that had a fair value at grant date of $2.2 million.

        The Company recognizes all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by the Company for its stock-based compensation plans was $10.2 million, $3.9 million, and $4.0 million in 2010, 2009, and 2008, respectively. The Company's obligations of its stock-based compensation plans that are expected to be settled in shares of the Company's common stock are reported as a component of shareowners' equity, net of deferred taxes.

15. EMPLOYEE BENEFIT PLANS

        In December 2008, the FASB issued guidance which requires additional disclosures related to Postretirement Benefit Plan Assets. This guidance was intended to provide users of financial statements with an understanding of: 1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, 2) the major categories of plan assets, 3) the inputs and valuation techniques used to measure the fair value of plan assets, 4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and 5) significant concentrations of risk within plan assets. The Company adopted this guidance effective December 31, 2009, and has included the required disclosures for the Qualified Pension Plan and for the Postretirement Group Life Insurance Plan.

Defined Benefit Pension Plan and Unfunded Excess Benefit Plan

  •
  The Company sponsors a defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of Employee Retirement Income Security Act ("ERISA") plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. During the twelve months ended December 31, 2010, the Company made a $6.5 million contribution to its defined benefit pension plan for the 2009 plan year and a $1.8 million contribution to its defined benefit pension plan for the 2010 plan year. In addition, during January of 2011, the Company contributed $1.6 million to the defined benefit pension plan for the 2010 plan year. The Company has not yet determined what amount it will fund for the remainder of 2011, but estimates that the amount will be between $10.0 million and $13.5 million.

  •
  Under the Pension Protection Act of 2006 ("PPA"), a plan could be subject to certain benefit restrictions if the plan's adjusted funding target attainment percentage ("AFTAP") drops below 80%. Therefore, the Company may make additional contributions in future periods to maintain an AFTAP of at least 80%. In general, the AFTAP is a measure of how well the plan is funded and is obtained by dividing the plan's assets by the plan's funding liabilities. AFTAP is based on participant data, plan provisions, plan methods and assumptions, funding credit balances, and plan assets as of the plan valuation date. Some of the assumptions and methods used to determine the plan's AFTAP may be different from the assumptions and methods used to measure the plan's funded status on a GAAP basis.

  •
  The Company also sponsors an unfunded excess benefit plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law.

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

        The Company uses a December 31 measurement date for all of its plans. The following table presents the benefit obligation, fair value of plan assets, and the funded status of the Company's defined benefit pension plan and unfunded excess benefit plan as of December 31. This table also includes the amounts not yet recognized as components of net periodic pension costs as of December 31:

	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan
	2010	2009	2010	2009
	(Dollars In Thousands)
Accumulated benefit obligation, end of year	$154,113	$135,129	$30,195	$27,838

Change in projected benefit obligation:
Benefit obligation at beginning of year	$147,373	$130,394	$29,508	$28,327
Service cost	7,423	6,834	584	556
Interest cost	8,091	7,847	1,545	1,701
Amendments	—	—	—	—
Actuarial (gain) or loss	7,890	10,703	1,444	1,627
Special termination benefits	—	—	—	—
Benefits paid	(5,073)	(8,405)	(1,489)	(2,703)

Benefit obligation at end of year	165,704	147,373	31,592	29,508

Change in plan assets:
Fair value of plan assets at beginning of year	102,276	92,052	—	—
Actual return on plan assets	12,355	16,629	—	—
Employer contributions(1)	8,298	2,000	1,489	2,703
Benefits paid	(5,073)	(8,405)	(1,489)	(2,703)

Fair value of plan assets at end of year	117,856	102,276	—	—

After reflecting FASB guidance:
Funded status	(47,848)	(45,097)	(31,592)	(29,508)

Amounts recognized in the balance sheet:
Other assets	—	—	—	—
Other liabilities	(47,848)	(45,097)	(31,592)	(29,508)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	66,422	65,444	8,618	7,826
Prior service cost	(2,694)	(3,097)	69	81

Net transition asset	$63,728	$62,347	$8,687	$7,907

(1) Employer contributions disclosed are based on the Company's fiscal filing year.

        Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan
	2010	2009	2010	2009
Discount rate	5.30%	5.57%	4.79%	5.40%
Rate of compensation increase	2.5 - 3.0	0 - 3.75	3.5 - 4.0	0 - 4.75
Expected long-term return on plan assets	7.75	8.00	N/A	N/A

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

        In assessing the reasonableness of its long-term rate of return assumption, the Company obtained 25 year annualized returns for each of the represented asset classes. In addition, the Company received evaluations of market performance based on the Company's asset allocation as provided by external consultants. A combination of these statistical analytics provided results that the Company utilized to determine an appropriate long-term rate of return assumption.

        Weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefit Plan
	2010	2009	2008	2010	2009	2008
Discount rate	5.57%	6.30%	6.16%	5.40%	6.30%	6.16%
Rates of compensation increase	0 - 3.75	3.75	3.75	0 - 4.75	4.75	4.75
Expected long-term return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A

        Components of the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefit Plan
	2010	2009	2008	2010	2009	2008
	(Dollars In Thousands)
Service cost—benefits earned during the period	$7,423	$6,834	$6,880	$584	$556	$571
Interest cost on projected benefit obligation	8,091	7,847	7,419	1,544	1,701	1,677
Expected return on plan assets	(9,349)	(9,569)	(9,915)	—	—	—
Amortization of prior service cost	(403)	(403)	(403)	12	12	12
Amortization of actuarial losses	3,905	2,017	1,599	653	458	565

Total benefit cost	$9,667	$6,726	$5,580	$2,793	$2,727	$2,825

        The estimated net actuarial loss, prior service cost, and transition obligation for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2011 are as follows:

	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
	(Dollars In Thousands)
Net actuarial loss	$4,798	$752
Prior service cost	(403)	12
Transition obligation	—	—

        Allocation of plan assets of the defined benefit pension plan by category as of December 31 are as follows:

Asset Category	Target Allocation for 2011	2010	2009
Cash and cash equivalents	2.0%	1.0%	1.0%
Equity securities	60.0	60.0	65.0
Fixed income	38.0	39.0	34.0

Total	100.0%	100.0%	100.0%

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

        The plan's equity assets are in a Russell 3000 tracking fund that invests in a domestic equity index collective trust managed by Northern Trust Corporation and in an S&P 500 tracking fund (Spartan U.S.) managed by Fidelity. The plan's cash equivalents are invested in a collective trust managed by Northern Trust Corporation. The plan's fixed income assets are invested in a group deposit administration annuity contract with PLICO.

        Plan assets of the defined benefit pension plan by category as of December 31, 2010, are as follows:

Asset Category	Fair Value
(Dollars In Thousands)
Cash and cash equivalents	$2,072
Equity securities:
Russell 3000 Equity Index Fund	54,737
Spartan U.S. Equity Index Fund	21,644
Fixed income	39,403

Total investments	117,856
Employer contribution receivable	1,598

Total	$119,454

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

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$—	$2,072	$—	$2,072
Collective investment funds	—	76,381	—	76,381
Group deposit administration annuity contract	—	—	39,403	39,403

Total investments	$—	$78,453	$39,403	$117,856

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$—	$881	$—	$881
Collective investment funds	—	66,503	—	66,503
Group deposit administration annuity contract	—	—	34,892	34,892

Total investments	$—	$67,384	$34,892	$102,276

        A reconciliation of the beginning and ending balances for the fair value measurements for which significant unobservable inputs (Level 3) have been used is as follows:

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Balance, beginning of year	$34,892	$38,341
Interest income	1,947	2,051
Transfers from collective short-term investments fund	5,000	—
Transfers to collective short-term investments fund	(2,436)	(5,500)

Balance, end of year	$39,403	$34,892

        For the year ended December 31, 2010, $5.0 million was transferred into Level 3 from Level 2. For the year ended December 31, 2010, $2.4 million was transferred into Level 2 from Level 3. These transfers were made to maintain an acceptable asset allocation as set by the Company's investment policy.

        For the year ended December 31, 2010, there were no transfers between Level 1 and Level 2.

        Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.

        Estimated future benefit payments under the defined benefit pension plan are as follows:

Years	Defined Benefit Pension Plan	Unfunded Excess Benefits Plan
	(Dollars In Thousands)
2011	$7,683	$2,658
2012	8,380	2,757
2013	9,218	2,500
2014	9,273	2,467
2015	10,423	2,646
2016-2020	65,628	13,288

Other Postretirement Benefits

        In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2010 and 2009, the accumulated postretirement benefit obligation associated with these benefits was $1.3 million and $1.7 million, respectively.

        The change in the benefit obligation for the retiree medical plan is as follows:

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,659	$1,726
Service cost	15	13
Interest cost	50	81
Amendments	—	—
Actuarial (gain) or loss	(238)	181
Plan participant contributions	272	282
Benefits paid	(449)	(624)
Special termination benefits	—	—

Benefit obligation, end of year	$1,309	$1,659

        For a closed group of retirees over age 65, the Company provides a prescription drug benefit. As of December 31, 2010 and 2009, the Company's liability related to this benefit was $0.1 million and $0.1 million, respectively. The Company's obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        The Company also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. As of December 31, 2010 and 2009, the accumulated postretirement benefit obligation associated with these benefits is as follows:

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$7,337	$6,791
Service cost	110	104
Interest cost	413	409
Amendments	22	—
Actuarial (gain) or loss	387	224
Plan participant contributions	—	—
Benefits paid	(314)	(191)
Special termination benefits	—	—

Benefit obligation, end of year	$7,955	$7,337

        For the postretirement life insurance plan, the Company's expected long-term rate of return assumption used to determine benefit obligations and the net periodic benefit cost as of December 31, 2010, is 3.75% and 4.0%, respectively. In assessing the reasonableness of its long term rate of return assumption, the Company utilized a 20 year annualized return and a 20 year average return on Barclay's short treasury index. The Company's long term rate of return assumption was determined based on analytics related to these 20 year return results.

        Investments of the Company's group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.

        The fair value of each major category of plan assets for the Company's postretirement life insurance plan is as follows:

	For The Year Ended December 31,
Category of Investment	2010	2009	2008
	(Dollars In Thousands)
Money Market Fund	$6,217	$6,235	$6,290

        Investments are stated at fair value and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The money market funds are valued based on historical cost, which represents fair value, at year end. This method of valuation may produce a fair value calculation that may not be reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money Market Fund	$6,217	$—	$—	$6,217

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money Market Fund	$6,235	$—	$—	$6,235

        For the year ended December 31, 2010, there were no transfers between levels.

        Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan

        The Company sponsors a 401(k) Plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax "Roth" contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($16,500 for 2010). The Company matches employee contributions dollar for dollar up to a maximum of 4% of an employee's pay per year per person. All matching contributions vest immediately.

        Prior to 2009, employee contributions to the Company's 401(k) Plan were matched through use of an ESOP established by the Company. Beginning in 2009, the Company adopted a cash match for employee contributions to the 401(k) plan and recorded an expense of $4.6 million for 2009. For the year ended December 31, 2010, the Company recorded an expense of $5.1 million.

        Effective as of January 1, 2005, the Company adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by the Company for this employee benefit was $0.2 million, $0.3 million, and $0.5 million, respectively, in 2010, 2009, and 2008.

Deferred Compensation Plan

        The Company has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof. The Company may, from time to time, reissue treasury shares or buy in the open market shares of common stock to fulfill its obligation under the plans. As of December 31, 2010, the plans had 937,657 common stock equivalents credited to participants. The Company's obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of its common stock, in which case they are reported as a component of shareowners' equity.

16. EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share is computed by dividing net income (loss) available to PLC's common shareowners by the weighted-average number of common shares outstanding during the period, including shares issuable under various deferred compensation plans. Diluted earnings (loss) per share is computed by dividing net income (loss) available to PLC's common shareowners by the weighted-average number of common shares and dilutive potential common shares outstanding during the period, assuming the shares were not anti-dilutive, including shares issuable under various stock-based compensation plans and stock purchase contracts.

        A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share is presented below:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings (loss) per share:
Net income (loss) available to PLC's common shareowners	$260,241	$271,488	$(41,855)

Average shares issued and outstanding	85,638,080	79,579,777	70,118,957
Issuable under various deferred compensation plans	928,989	908,917	990,004

Weighted shares outstanding—basic	86,567,069	80,488,694	71,108,961

Per share:
Net income (loss) available to PLC's common shareowners—basic	$3.01	$3.37	$(0.59)

Calculation of diluted earnings (loss) per share:
Net income (loss) available to PLC's common shareowners	$260,241	$271,488	$(41,855)

Weighted shares outstanding—basic	86,567,069	80,488,694	71,108,961
Stock appreciation rights ("SARs")(1)(2)	467,170	364,691	—
Issuable under various other stock-based compensation plans(2)	134,379	138,514	—
Restricted stock units(2)	507,239	257,366	—

Weighted shares outstanding—diluted(2)	87,675,857	81,249,265	71,108,961

Per share:
Net income (loss) available to PLC's common shareowners—diluted	$2.97	$3.34	$(0.59)

(1)
Excludes 1,455,395; 1,556,873; and 1,559,573 SARs as of December 31, 2010, 2009, and 2008, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company's earnings (loss) per share and will be included in the Company's calculation of the diluted average shares outstanding, for applicable periods.
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

17. INCOME TAXES

        The Company's effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2010	2009	2008
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%
State income taxes	0.5	0.3	(1.0)
Investment income not subject to tax	(1.4)	(1.2)	8.4
Uncertain tax positions	(1.1)	0.2	2.9
Other	(0.2)	0.6	(1.0)

	33.2%	34.9%	44.3%

        The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

        The components of the Company's income tax expense related to income before the cumulative effect of a change in accounting principle are as follows:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Income tax expense per the income tax returns:
Federal	$(6,723)	$(53,986)	$4,173
State	3,509	4,259	3,393

Total current	$(3,214)	$(49,727)	$7,566

Deferred income tax expense:
Federal	$133,979	$196,562	$(37,646)
State	(1,698)	(1,545)	(3,196)

Total deferred	$132,281	$195,017	$(40,842)

        The components of the Company's net deferred income tax liability are as follows:

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Deferred income tax assets:
Premium receivables and policy liabilities	$158,925	$230,765
Invested assets (other than unrealized gains)	83,203	62,062
Unrealized loss on investments	—	149,622
Deferred compensation	58,123	63,367
U.S. net operating loss carryforwards	—	—
Other	—	—
Valuation allowance	(3,354)	(3,071)

	296,897	502,745

Deferred income tax liabilities:
Deferred policy acquisition costs and value of business acquired	1,113,451	1,048,324
Other	22,259	7,483
Unrealized gain on investments	183,317	—

	1,319,027	1,055,807

Net deferred income tax (liability) asset	$(1,022,130)	$(553,062)

        In management's judgment, the gross deferred income tax asset as of December 31, 2010, will more likely than not be fully realized. During 2010, all capital loss carryforwards were utilized. As of December 31, 2010, there were no U.S. tax ordinary or capital loss carryforwards available for use in subsequent years. With regard to state tax loss carryforwards, the Company has recognized a valuation allowance of $3.4 million and $3.1 million as of December 31, 2010 and 2009, respectively, related to operating loss carryforwards that it has determined are more likely than not to expire unutilized. This resulting unfavorable change of $0.2 million, net of federal income taxes, reduced state income tax expense in 2010 by the same amount. As of December 31, 2010 and 2009, no valuation allowances were established with regard to deferred tax assets relating to impairments on fixed maturities, capital loss carryforwards, and unrealized losses on investments. As of December 31, 2010 and 2009, the Company relied upon certain prudent and feasible tax-planning strategies and its ability and intent to hold to recovery its fixed maturities that were reported at an unrealized loss. As of December 31, 2010, the Company recorded a net unrealized gain on its fixed maturities. The Company has the ability and the intent to either hold any unrealized loss bond to maturity, thereby avoiding a realized loss, or to generate a realized gain from unrealized gain bonds if such unrealized loss bond is sold at a loss prior to maturity.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Balance, beginning of period	$26,786	$28,319
Additions for tax positions of the current year	—	355
Additions for tax positions of prior years	10,906	339
Reductions of tax positions of prior years:
Changes in judgment	(14,133)	(2,227)
Settlements during the period	(584)	—
Lapses of applicable statute of limitations	(9,794)	—

Balance, end of period	$13,181	$26,786

        Included in the balance above, as of December 31, 2010 and 2009, are approximately $10.4 million and $23.1 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $2.8 million and $3.7 million as of December 31, 2010 and as of December 31, 2009, respectively.

        Any accrued interest and penalties related to the unrecognized tax benefits have been included in income tax expense. These amounts were a $3.6 million benefit, a $1.1 million expense, and less than $0.1 million expense in 2010, 2009, and 2008, respectively. The Company has approximately $3.0 million and $6.6 million of accrued interest associated with unrecognized tax benefits as of December 31, 2010 and as of December 31, 2009, respectively (before taking into consideration the related income tax benefit that is associated with such an expense).

        Using the information available as of December 31, 2010, the Company believes that in the next 12 months, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease. With regard to the reconciliation above, the reduction in the amount of unrecognized tax benefits due to lapses of applicable statute of limitations was attributable almost entirely to tax issues that were timing in nature. Therefore, aside from the effect of interest cost, such reduction did not result in a decrease in the overall effective income tax rate. During the 12 months ended December 31, 2010, the Company's uncertain tax position liability decreased in the amount of $14.1 million as a result of new technical guidance and other developments which led the Company to conclude that the full amount of the associated tax benefit was more than 50% likely to be realized. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for tax years that began before 2003.

18. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Cash paid/(received) during the year:
Interest on debt	$139,015	$100,174	$142,761
Income taxes	(73,711)	5,900	(102,952)
Noncash investing and financing activities:
Reissuance of treasury stock to ESOP	—	—	(1,874)
Change in unallocated stock in ESOP	—	474	379
Stock-based compensation	9,562	3,567	3,146
Decrease in collateral for securities lending transactions	(10,630)	(9,755)	(293,046)

        Total cash interest paid on debt for the year ended December 31, 2010, was $139.0 million. Of this amount, $91.8 million related to interest on long-term debt, $37.6 million related to interest on subordinated debt, $8.8 million related to other obligations, and $0.8 million related to short-term debt.

19. RELATED PARTY TRANSACTIONS

        Certain corporations with which the Company's directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $13.1 million, $13.4 million, and $12.1 million, in 2010, 2009, and 2008, respectively. In addition, in 2010, the Company also received a $5 million deposit from Regions Bank Stable Principal Fund related to a Guaranteed Investment Contract sold by the Company. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $7.2 million, $2.7 million, and $1.4 million in 2010, 2009, and 2008, respectively.

        The Company has guaranteed PLICO's obligations for borrowings or letters of credit under the revolving line of credit arrangement to which the Company is also a party. The Company has also issued guarantees, entered into support agreements and/or assumed a duty indemnify its indirect wholly owned captive insurance companies in certain respects. In addition, as of December 31, 2010, the Company is the sole holder of the $800 million balance of outstanding surplus notes issued by one such wholly owned captive insurance company, Golden Gate. Please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources", of this report on Form 10-K for additional information regarding these arrangements.

        As of February 1, 2000, the Company guaranteed the obligations of PLICO under a synthetic lease entered into by PLICO, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to PLICO for construction of a new office building and parking deck. The synthetic lease was amended and restated as of January 11, 2007, wherein as of December 31, 2010, the Company continues to guarantee the obligations of PLICO thereunder.

        The Company has agreements with certain of its subsidiaries under which it supplies investment, legal and data processing services on a fee basis and provides other managerial and administrative services on a shared cost basis. Such other managerial and administrative services include but are not limited to accounting, financial reporting, compliance services, reinsurance administration, tax reporting, reserve computation, and projections.

        As of December 31, 2010, the holding company ("PLC") had outstanding loaned securities from certain noninsurance subsidiaries with a fair value amount of $98.4 million, including accrued interest. These transactions were eliminated in consolidation.

        The Company has also entered into intercompany reinsurance agreements that provide for a more balanced mix of business at various insurance entities. These transactions were eliminated in consolidation.

20. STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

        Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: 1) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred, 2) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions, 3) deferred income taxes are not subject to statutory limitations as to amounts recognized and are recognized through earnings as opposed to being charged to shareowners' equity, 4) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to shareowners' equity, 5) furniture and equipment, agents' debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted assets), 6) certain items of interest income, such as mortgage and bond discounts, are amortized differently, and 7) bonds are recorded at their market values instead of amortized cost.

        Statutory net income for PLICO was $303.6 million and $549.9 million for the year ended December 31, 2010 and 2009, and a net loss of $300.4 million for the year ended December 31, 2008, respectively. Statutory capital and surplus for PLICO was $2.6 billion as of December 31, 2010 and 2009, respectively. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2011 is estimated to be $344.7 million.

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

        A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to the RBC. Under RBC requirements, regulatory compliance is determined by the ratio of a company's total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2010, the Company's total adjusted capital and company action level RBC was $2.9 billion and $641 million, respectively, providing an RBC ratio of approximately 455%.

        As of December 31, 2010, the Company's insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $50.7 million.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Effective January 1, 2008, the Company determined the fair value of its financial instruments based on the fair value hierarchy established in FASB guidance referenced in the Fair Value Measurements and Disclosures Topic which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In the first quarter of 2009, the Company adopted the provisions from FASB guidance that is referenced in the Fair Value Measurements and Disclosures Topic for non-financial assets and liabilities (such as property and equipment, goodwill, and other intangible assets) that are required to be measured at fair value on a periodic basis. The effect on the Company's periodic fair value measurements for non-financial assets and liabilities was not material. During 2010, the Company adopted ASU No. 2010-06—Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements. See Note 2, Summary of Significant Accounting Policies, for additional information about this Update.

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

        The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$—	$2,547,730	$20	$2,547,750
Commercial mortgage-backed securities	—	155,125	19,901	175,026
Other asset-backed securities	—	207,638	641,129	848,767
U.S. government-related securities	1,054,375	104,419	15,109	1,173,903
State, municipalities, and political subdivisions	—	963,225	78	963,303
Other government-related securities	14,993	186,214	—	201,207
Corporate bonds	100	15,725,900	65,032	15,791,032

Total fixed maturity securities—available-for-sale	1,069,468	19,890,251	741,269	21,700,988

Fixed maturity securities—trading
Residential mortgage-backed securities	—	432,015	—	432,015
Commercial mortgage-backed securities	—	137,606	—	137,606
Other asset-backed securities	—	18,415	59,925	78,340
U.S. government-related securities	383,423	11,369	3,442	398,234
State, municipalities, and political subdivisions	—	160,539	—	160,539
Other government-related securities	—	126,553	—	126,553
Corporate bonds	—	1,642,664	—	1,642,664

Total fixed maturity securities—trading	383,423	2,529,161	63,367	2,975,951

Total fixed maturity securities	1,452,891	22,419,412	804,636	24,676,939
Equity securities	271,483	10,831	77,098	359,412
Other long-term investments(1)	6,794	3,808	25,065	35,667
Short-term investments	344,796	8,028	—	352,824

Total investments	2,075,964	22,442,079	906,799	25,424,842
Cash	264,425	—	—	264,425
Other assets	6,222	—	—	6,222
Assets related to separate acccounts
Variable annuity	5,170,193	—	—	5,170,193
Variable universal life	534,219	—	—	534,219

Total assets measured at fair value on a recurring basis	$8,051,023	$22,442,079	$906,799	$31,399,901

Liabilities:
Annuity account balances(2)	$—	$—	$143,264	$143,264
Other liabilities(1)	23,995	28,987	190,529	243,511

Total liabilities measured at fair value on a recurring basis	$23,995	$28,987	$333,793	$386,775

(1)
Includes certain freestanding and embedded derivatives.
(2)
Represents liabilities related to equity indexed annuities.

        The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$—	$3,370,688	$23	$3,370,711
Commercial mortgage-backed securitites	—	143,486	844,535	988,021
Other asset-backed securities	—	360,797	693,930	1,054,727
U.S. government-related securities	444,302	30,198	15,102	489,602
State, municipalities, and political subdivisions	—	350,632	86	350,718
Other government-related securities	16,992	389,379	—	406,371
Corporate bonds	200	13,127,347	86,328	13,213,875

Total fixed maturity securities—available-for-sale	461,494	17,772,527	1,640,004	19,874,025
Fixed maturity securities—trading	277,108	2,574,205	105,089	2,956,402

Total fixed maturity securities	738,602	20,346,732	1,745,093	22,830,427
Equity securities	204,697	92	70,708	275,497
Other long-term investments(1)	—	22,926	16,525	39,451
Short-term investments	983,123	66,486	—	1,049,609

Total investments	1,926,422	20,436,236	1,832,326	24,194,984
Cash	205,325	—	—	205,325
Other assets	4,977	—	—	4,977
Assets related to separate acccounts
Variable annuity	2,948,457	—	—	2,948,457
Variable universal life	316,007	—	—	316,007

Total assets measured at fair value on a recurring basis	$5,401,188	$20,436,236	$1,832,326	$27,669,750

Liabilities:
Annuity account balances(2)	$—	$—	$149,893	$149,893
Other liabilities(1)	—	43,045	105,838	148,883

Total liabilities measured at fair value on a recurring basis	$—	$43,045	$255,731	$298,776

(1)
Includes certain freestanding and embedded derivatives.
(2)
Represents liabilities related to equity indexed annuities.

Determination of fair values

        The valuation methodologies used to determine the fair values of assets and liabilities reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available. The Company also determines certain fair values based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company's credit standing, liquidity, and where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments as listed in the above table.

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

        The pricing matrix used by the Company begins with current spread levels to determine the market price for the security. The credit spreads, assigned by brokers, incorporate the issuer's credit rating, liquidity discounts, weighted-average of contracted cash flows, risk premium, if warranted, due to the issuer's industry, and the security's time to maturity. The Company uses credit ratings provided by nationally recognized rating agencies.

        For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2010.

        The Company has analyzed the third party pricing services' valuation methodologies and related inputs and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs that is in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. Based on this evaluation and investment class analysis, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the significant inputs used in pricing the securities are market observable and the observable inputs are corroborated by the Company. Since the matrix pricing of certain debt securities includes significant non-observable inputs, they are classified as Level 3.

  Asset-Backed Securities

        This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities "ABS"). As of December 31, 2010, the Company held $3.5 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-

average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

        As of December 31, 2010, the Company held $721.0 million of Level 3 ABS, which included $59.9 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

        Available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.2%
Amortized cost	$672.6 million
Weighted-average life	7.5 years

  Corporate bonds, U.S. Government-related securities, and Other government related securities

        As of December 31, 2010, the Company classified approximately $18.9 billion of corporate bonds, U.S. government-related securities, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

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

        As of December 31, 2010, the Company classified approximately $83.7 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

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

7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

        Bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	81.0%
Weighted-average yield	5.2%
Weighted-average coupon	5.9%
Amortized cost	$80.0 million
Weighted-average stated maturity	6.7 years

  Equities

        As of December 31, 2010, the Company held approximately $87.9 million of equity securities classified as Level 2 and Level 3. Of this total, $60.7 million represents Federal Home Loan Bank stock. The Company believes that the cost of the Federal Home Loan Bank stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

  Other long-term investments and Other liabilities

        Other long-term investments and other liabilities consist entirely of free standing and embedded derivative instruments. Refer to Note 22, Derivative Financial Instruments for additional information related to derivatives. Derivative instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2010, 84.5% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analysis.

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

        The GMWB embedded derivative is carried at fair value in "other assets" and "other liabilities" on the Company's consolidated balance sheet. The changes in fair value are recorded in earnings as "Realized investment gains (losses)—derivative financial instruments"; refer to Note 22, Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using 1,000 risk neutral equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is found using the discount rate curve, which is London Interbank Offered Rate ("LIBOR") plus a credit spread (to represent the Company's non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

        The Company has ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios are passed directly to the reinsurers. As a result, these agreements are deemed to contain embedded derivatives that must be reported at fair value. Changes in fair value of the embedded derivatives are reported in earnings. The investments supporting these agreements are designated as "trading securities"; therefore changes in fair value of such investments are reported in earnings. The fair value of the embedded derivatives represents the unrealized gain or loss on the block of business in relation to the unrealized gain or loss of the trading securities. As a result, changes in fair value of the embedded derivatives reported in earnings are largely offset by the changes in fair value of the investments.

  Annuity account balances

        The equity indexed annuity ("EIA") model calculates the present value of future benefit cash flows less the projected future profits to quantify the net liability that is held as a reserve. This calculation is done on a stochastic basis using 1,000 risk neutral equity scenarios. The cash flows are discounted using LIBOR plus a credit spread. Best estimate assumptions are used for partial withdrawals, lapses, expenses and asset earned rate with a risk margin applied to each. These assumptions are reviewed annually as a part of the formal unlocking process.

        Included in the chart below, are current key assumptions which include risk margins for the Company. These assumptions are reviewed for reasonableness on a quarterly basis.

Asset Earned Rate	5.90%
Admin Expense per Policy	$91
Partial Withdrawal Rate (for ages less than 70)	2.20%
Partial Withdrawal Rate (for ages 70 and greater)	2.20%
Mortality	65% of 94 GMDB table
Lapse	2.2% to 55% depending on the surrender charge period
Return on Assets	1.5% to 1.85% depending on the guarantee period

        The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for December 31, 2010, ranged from a one month rate of 0.58%, a 5 year rate of 3.51%, and a 30 year rate of 5.50%.

  Separate Accounts

        Separate account assets are invested in open-ended mutual funds and are included in Level 1.

        The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2010, for which the Company has used significant unobservable inputs (Level 3):

								Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains (losses)
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Purchases, Issuances, and Settlements (net)		Transfers in and/or out of Level 3	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$23	$(31)	$(4)	$32		$—	$20	$—
Commercial mortgage-backed securities	844,535	—	40,064	(843,065	)(3)	(21,633)	19,901	—
Other asset-backed securities	693,930	6,079	40,125	(89,667)		(9,338)	641,129	—
U.S. government-related securities	15,102	—	(6)	13		—	15,109	—
States, municipals, and political subdivisions	86	—	(1)	(7)		—	78	—
Other government-related securities	—	—	—	—		—	—	—
Corporate bonds	86,328	—	2,281	36,832		(60,409)	65,032	—

Total fixed maturity securities—available-for-sale	1,640,004	6,048	82,459	(895,862)		(91,380)	741,269	—
Fixed maturity securities—trading
Residential mortgage-backed securities	7,244	(1)	—	(3,855)		(3,388)	—	—
Commercial mortgage-backed securities	—	—	—	—		—	—	—
Other asset-backed securities	47,509	655	—	11,761		—	59,925	168
U.S. government-related securities	3,310	138	—	(6)		—	3,442	137
States, municipals and political subdivisions	4,994	77	—	—		(5,071)	—	—
Other government-related securities	41,965	1,058	—	(47)		(42,976)	—	—
Corporate bonds	67	(66)	—	26,794		(26,795)	—	—

Total fixed maturity securities—trading	105,089	1,861	—	34,647		(78,230)	63,367	305
Total fixed maturity securities	1,745,093	7,909	82,459	(861,215)		(169,610)	804,636	305
Equity securities	70,708	3,484	(266)	(796)		3,968	77,098	—
Other long-term investments(1)	16,525	8,540	—	—		—	25,065	8,540
Short-term investments	—	—	—	—		—	—	—

Total investments	1,832,326	19,933	82,193	(862,011)		(165,642)	906,799	8,845

Total assets measured at fair value on a recurring basis	$1,832,326	$19,933	$82,193	$(862,011)		$(165,642)	$906,799	$8,845

Liabilities:
Annuity account balances(2)	$149,893	$(2,046)	$—	$8,675		$—	$143,264	$—
Other liabilities(1)	105,838	(84,691)	—	—		—	190,529	(84,691)

Total liabilities measured at fair value on a recurring basis	$255,731	$(86,737)	$—	$8,675		$—	$333,793	$(84,691)

(1)
Represents certain freestanding and embedded derivatives.
(2)
Represents liabilities related to equity indexed annuities.
(3)
Represents mortgage loan held by the trusts that have been consolidated upon the adoption of ASU No. 2009-17. See Note 11, Variable Interest Entities.

        For the year ended December 31, 2010, $55.8 million of securities were transferred into Level 3. This amount was transferred almost entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of December 31, 2010.

        For the year ended December 31, 2010, $221.4 million of securities were transferred out of Level 3. This amount was transferred almost entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs, as of December 31, 2010.

        For the year ended December 31, 2010, $19.6 million of securities were transferred from Level 2 to Level 1. There transfers resulted from securities that were previously priced internally, using market-based inputs, but were valued by independent pricing services, using quoted market prices, as of December 31, 2010.

        The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2009, for which the Company has used significant unobservable inputs (Level 3):

							Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains (losses)
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Purchases, Issuances, and Settlements (net)	Transfers in and/or out of Level 3	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$34	$(13,983)	$9,417	$1,000	$3,555	$23	$—
Commercial mortgage-backed securities	855,817	—	39,602	(50,884)	—	844,535	—
Other asset-backed securities	682,710	72	5,301	8,969	(3,122)	693,930	—
U.S. government-related securities	10,072	—	769	14,772	(10,511)	15,102	—
States, municipals, and political subdivisions	93	—	—	(7)	—	86	—
Other government-related securities	—	—	—	—	—	—	—
Corporate bonds	78,770	(152)	7,294	(32,124)	32,540	86,328	—

Total fixed maturity securities—available-for-sale	1,627,496	(14,063)	62,383	(58,274)	22,462	1,640,004	—
Fixed maturity securities—trading	32,645	8,568	—	91,517	(27,641)	105,089	6,585

Total fixed maturity securities	1,660,141	(5,495)	62,383	33,243	(5,179)	1,745,093	6,585
Equity securities	76,410	(56)	556	(6,182)	(20)	70,708	—
Other long-term investments(1)	256,973	(240,448)	—	—	—	16,525	(240,448)
Short-term investments	1,161	—	(286)	—	(875)	—	—

Total investments	1,994,685	(245,999)	62,653	27,061	(6,074)	1,832,326	(233,863)

Total assets measured at fair value on a recurring basis	$1,994,685	$(245,999)	$62,653	$27,061	$(6,074)	$1,832,326	$(233,863)

Liabilities:
Annuity account balances(2)	$152,762	$(5,259)	$—	$8,128	$—	$149,893	$—
Other liabilities(1)	113,311	7,473	—	—	—	105,838	7,473

Total liabilities measured at fair value on a recurring basis	$266,073	$2,214	$—	$8,128	$—	$255,731	$7,473

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

  Estimated Fair Value of Financial Instruments

        The carrying amounts and estimated fair values of the Company's financial instruments as of the periods shown below are as follows:

	As of December 31,
	2010		2009
	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$4,892,829	$5,336,732	$3,883,414	$4,130,285
Policy loans	793,448	793,448	794,276	794,276
Liabilities:
Stable value product account balances	$3,076,233	$3,163,902	$3,581,150	$3,758,422
Annuity account balances	10,591,605	10,451,526	9,911,040	9,655,208
Mortgage loan backed certificates	61,678	63,127	—	—
Debt:
Bank borrowings	$142,000	$142,000	$285,000	$285,000
Senior and Medium-Term Notes	1,359,852	1,455,641	1,359,852	1,331,855
Subordinated debt securities	524,743	517,383	524,743	453,523
Non-recourse funding obligations	532,400	389,534	575,000	408,727

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

  Bank borrowings

        The Company believes the carrying value of its bank borrowings approximates fair value.

  Non-recourse funding obligations

        As of December 31, 2010, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

22. DERIVATIVE FINANCIAL INSTRUMENTS

        The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. These strategies are developed through the Company's analysis of data from financial simulation models and other internal and industry sources, and are then incorporated into the Company's risk management program.

        Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and risk management strategies. In addition, all derivative programs are monitored by our risk management department.

        Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options, and interest rate swaptions. The Company's inflation risk management strategy involves the use of swaps that requires the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index ("CPI"). The Company also uses equity options and futures, interest rate futures, and variance swaps to mitigate its exposure to the value of equity indexed annuity contracts and guaranteed benefits related to variable annuity contracts.

        The Company has sold credit default protection on liquid traded indices to enhance the return on its investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly issued fixed maturity cash investments. Outstanding credit default swaps relate to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require the Company to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the credit derivatives is $25.0 million. As of December 31, 2010, the fair value of the credit derivatives was a liability of $1.1 million. As of December 31, 2010, the Company had collateral of $1.2 million posted with the counterparties to credit default swaps. The collateral is counterparty specific and is not tied to any one contract. If the credit default swaps needed to be settled immediately, the Company would need to post no additional payments. As a result of the ongoing disruption in the credit markets, the fair value of these derivatives has fluctuated in response to changing market conditions. The Company believes that the unrealized loss recorded on the $25.0 million notional of credit default swaps is not indicative of the economic value of the investment.

        The Company records its derivative instruments in the consolidated balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship in accordance with GAAP. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in "realized investment gains (losses)—derivative financial instruments".

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

  •
  The Company uses interest rate swaps to convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based rates. As of December 31, 2010, the Company did not hold any positions in these swaps. For the year ended December 31, 2009 and 2008, the Company recognized pre-tax losses of $0.1 million and pre-tax gains of $15.2 million, respectively, representing the change in value of these derivatives and related net settlements.

  •
  The Company uses equity and interest rate futures to mitigate the interest rate risk related to certain guaranteed minimum benefits within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in net pre-tax losses of $42.3 million and the interest rate futures resulted in a pre-tax loss of $11.8 million for the year ended December 31, 2010. Such positions were not held in the year-ago periods.

  •
  The interest rate futures held by the Company during 2009 were used to mitigate interest rate risk associated with our commitment to fund pending commercial mortgage loans. For the year ended December 31, 2009 and 2008, the Company recognized a pre-tax gain of $6.9 million and a pre-tax loss of $25.8 million, respectively, as a result of changes in value of these futures positions.

  •
  The Company uses certain interest rate swaps to mitigate interest rate risk related to floating rate exposures. The Company recognized a pre-tax loss of $8.4 million, a pre-tax gain of $39.3 million and a pre-tax loss of $24.9 million, respectively, on interest rate swaps for the year ended December 31, 2010, 2009, and 2008.

  •
  The Company uses other swaps and options to manage risk related to other exposures. The Company recognized pre-tax losses of $3.4 million and $6.1 million and a pre-tax loss of $14.7 million for the year ended December 31, 2010, 2009, and 2008, respectively, for the change in fair value of these derivatives.

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

  •
  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized a pre-tax loss of $5.8 million, a pre-tax gain of $19.2 million, and a pre-tax loss of $32.9 million for the year ended December 31, 2010, 2009, and 2008, respectively, related to these embedded derivatives.

  •
  The Company entered into credit default swaps and various other derivative positions to enhance the return on its investment portfolio. The Company reported net pre-tax gains of $1.4 million and $3.4 million, and a net pre-tax loss of $13.2 million for the year ended December 31, 2010, 2009, and 2008, respectively, related to credit default swaps from the change in swaps' fair value and premium income.

        The tables below present information about the nature and accounting treatment of the Company's primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2010		2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$25,000	$3,808	$75,000	$16,174
Embedded derivative—Modco reinsurance treaties	29,563	2,687	1,883,109	5,907
Embedded derivative—GMWB	1,094,395	22,346	429,562	10,579
Other	100,507	6,826	66,250	6,791

	$1,249,465	$35,667	$2,453,921	$39,451

Other liabilities
Cash flow hedges:
Inflation	$293,379	$12,005	$343,526	$19,141
Interest rate	75,000	6,747	175,000	11,965
Derivatives not designated as hedging instruments:
Credit default swaps	25,000	1,099	25,000	2,172
Interest rate swaps	110,000	9,137	110,000	7,011
Embedded derivative—Modco reinsurance treaties	2,842,862	146,105	1,077,376	81,339
Embedded derivative—GMWB	1,493,745	41,948	660,090	24,423
Interest rate futures	598,357	16,764	—	—
Equity futures	327,321	7,231	—	—
Other	339,350	2,475	12,703	2,832

	$6,105,014	$243,511	$2,403,695	$148,883

Gain (Loss) on Derivatives in Cash Flow Relationship

	For The Year Ended December 31,
	2010			2009
	Realized investment gains (losses)	Benefits and settlement expenses	Other comprehensive income (loss)	Realized investment gains (losses)	Benefits and settlement expenses	Other comprehensive income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(2,979)	$—	$—	$(2,442)
Inflation	—	—	3,494	—	—	28,723
Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(6,650)	$—	$—	$(7,887)	$—
Inflation	—	(3,303)	—	—	(11,635)	—
Gain (loss) recognized in income (ineffective portion):
Inflation	$116	$—	$—	$1,570	$—	$—

        Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $0.2 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses)—derivative financial instruments

	For The Year Ended December 31,
	2010	2009
	(Dollars In Thousands)
Interest rate risk:
Interest rate futures	$(11,778)	$6,889
Interest rate swaps	(8,427)	39,317
Credit risk	1,389	3,351
Embedded derivative—Modco reinsurance treaties	(67,989)	(252,698)
Embedded derivative—GMWB	(5,757)	19,246
Derivatives related to equity futures	(42,258)	—
Derivatives related to equity options and volatility swaps	(4,257)	—
Other	828	5,942

	$(138,249)	$(177,953)

Realized investment gains (losses)—all other investments

	For The Year Ended December 31,
	2010	2009
	(Dollars In Thousands)
Fixed income Modco trading portfolio(1)	$109,399	$285,178
(1)
The Company elected to include the use of alternate disclosures for trading activities

23. OPERATING SEGMENTS

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

  •
  The Life Marketing segment markets UL, variable universal life, level premium term insurance ("traditional"), and bank-owned life insurance ("BOLI") products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

  •
  The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Policies acquired through the Acquisitions segment are typically "closed" blocks of business (no new policies are being marketed). Therefore, in such instances, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

  •
  The Annuities segment markets fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

  •
  The Stable Value Products segment sells GFAs to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. In addition, the segment also issues funding agreements to the FHLB. Additionally, the segment markets GICs to 401(k) and other qualified retirement savings plans.

  •
  The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers' investments in automobiles, watercraft, and recreational vehicles. In addition, the segment markets a GAP product. GAP coverage covers the difference between the loan pay-off amount and an asset's actual cash value in the case of a total loss.

  •
  The Corporate and Other segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including interest on debt), and a trading portfolio that was previously part of a variable interest entity. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

        The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income available to PLC's common shareowners and assets. Segment operating income (loss) is income before income tax excluding net realized investment gains and losses (net of the related amortization of DAC and VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income (loss). Segment operating income (loss) represents the basis on which the performance of the Company's business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

        During the first quarter of 2010, the Company recorded a $7.8 million decrease in reserves related to the final settlement in the runoff Lender's Indemnity line of business.

        There were no significant intersegment transactions during the years ended December 31, 2010, 2009, and 2008.

        The following tables summarize financial information for the Company's segments:

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Revenues
Life Marketing	$1,219,392	$1,096,396	$1,023,339
Acquisitions	761,344	777,181	716,722
Annuities	502,236	508,856	340,756
Stable Value Products	167,883	220,857	331,286
Asset Protection	267,126	277,003	293,221
Corporate and Other	179,774	187,732	(199,760)

Total revenues	$3,097,755	$3,068,025	$2,505,564

Segment Operating Income (Loss)
Life Marketing	$147,470	$137,826	$188,535
Acquisitions	111,143	133,760	136,479
Annuities	53,901	56,642	18,707
Stable Value Products	39,207	61,963	89,811
Asset Protection	29,897	23,229	30,789
Corporate and Other	(25,053)	81,980	(105,986)

Total segment operating income	356,565	495,400	358,335
Realized investment (losses) gains—investments(1)(3)	107,715	125,352	(585,340)
Realized investment (losses) gains—derivatives(2)	(74,972)	(203,974)	151,874
Income tax (expense) benefit	(129,067)	(145,290)	33,276

Net income (loss) available to PLC's common shareowners	$260,241	$271,488	$(41,855)

(1) Realized investment (losses) gains—investments	$112,856	$120,149	$(584,492)
Less: related amortization of DAC/VOBA	5,141	(5,203)	848

	$107,715	$125,352	$(585,340)

(2) Realized investment gains (losses)—derivatives	$(138,249)	$(177,953)	$116,657
Less: settlements on certain interest rate swaps	168	3,401	5,754
Less: derivative activity related to certain annuities	(63,445)	22,620	(40,971)

	$(74,972)	$(203,974)	$151,874

Net investment income
Life Marketing	$388,061	$362,108	$350,053
Acquisitions	458,703	479,743	530,028
Annuities	482,264	440,097	347,551
Stable Value Products	171,327	221,688	328,353
Asset Protection	28,820	33,157	38,656
Corporate and Other	154,501	128,243	80,523

Total net investment income	$1,683,676	$1,665,036	$1,675,164

Amortization of DAC and VOBA
Life Marketing	$91,363	$144,125	$94,422
Acquisitions	64,410	59,025	74,384
Annuities	(3,182)	81,928	616
Stable Value Products	5,430	3,471	4,467
Asset Protection	50,007	55,120	57,704
Corporate and Other	1,694	1,900	2,149

Total amortization of DAC and VOBA	$209,722	$345,569	$233,742

(3)
Includes other-than-temporary impairments of $41.5 million, $180.1 million, and $311.8 million for the year ended December 31, 2010, 2009, and 2008, repsectively.

	Operating Segment Assets As of December 31, 2010
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$9,623,991	$10,270,540	$12,603,533	$3,069,330
Deferred policy acquisition costs and value of business acquired	2,475,621	810,681	471,163	6,903
Goodwill	10,192	41,812	—	—

Total assets	$12,109,804	$11,123,033	$13,074,696	$3,076,233

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$691,973	$7,313,232	$23,686	$43,596,285
Deferred policy acquisition costs and value of business acquired	83,878	3,497	—	3,851,743
Goodwill	62,671	83	—	114,758

Total assets	$838,522	$7,316,812	$23,686	$47,562,786

	Operating Segment Assets As of December 31, 2009
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$8,753,212	$9,136,474	$9,977,456	$3,569,038
Deferred policy acquisition costs and value of business acquired	2,277,256	839,829	430,704	12,112
Goodwill	10,192	44,910	—	—

Total assets	$11,040,660	$10,021,213	$10,408,160	$3,581,150

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$742,456	$6,325,373	$26,372	$38,530,381
Deferred policy acquisition costs and value of business acquired	97,499	5,950	—	3,663,350
Goodwill	62,671	83	—	117,856

Total assets	$902,626	$6,331,406	$26,372	$42,311,587

24. CONSOLIDATED QUARTERLY RESULTS—UNAUDITED

        The Company's unaudited consolidated quarterly operating data for the year ended December 31, 2010 and 2009 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management's opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowners' equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands, Except Per Share Amounts)
2010
Premiums and policy fees	$628,772	$679,241	$640,265	$677,116
Reinsurance ceded	(305,829)	(379,729)	(334,040)	(388,742)

Net of reinsurance ceded	322,943	299,512	306,225	288,374
Net investment income	411,997	422,500	429,548	419,631
Realized investment gains (losses)	12,958	(68,982)	9,138	21,493
Other income	43,872	59,072	58,190	61,284

Total revenues	791,770	712,102	803,101	790,782
Total benefits and expenses	690,494	647,642	696,104	674,652

Income before income tax	101,276	64,460	106,997	116,130
Income tax expense	31,570	23,216	36,626	37,655

Net income	69,706	41,244	70,371	78,475
Less: Net income (loss) attributable to noncontrolling interests	(73)	(127)	(77)	(168)

Net income available to PLC's common shareowners	$69,779	$41,371	$70,448	$78,643

Net income available to PLC's common shareowners—basic	$0.81	$0.48	$0.81	$0.91
Average shares outstanding—basic	86,500,199	86,562,379	86,603,569	86,600,622
Net income available to PLC's common shareowners—diluted	$0.80	$0.47	$0.80	$0.90
Average shares outstanding—diluted	87,551,386	87,666,035	87,701,592	87,781,602
2009
Premiums and policy fees	$659,152	$679,989	$652,497	$698,061
Reinsurance ceded	(358,299)	(394,225)	(351,664)	(422,865)

Net of reinsurance ceded	300,853	285,764	300,833	275,196
Net investment income	421,685	431,144	409,956	402,251
Realized investment gains (losses)	(39,236)	28,837	(60,932)	13,527
Other income	38,663	39,586	41,222	178,677

Total revenues	721,965	785,331	691,079	869,651
Total benefits and expenses	689,809	645,113	649,443	666,883

Income before income tax	32,156	140,218	41,636	202,768
Income tax expense	10,021	49,461	14,051	71,757

Net income	$22,135	$90,757	$27,585	$131,011

Net income per share—basic	$0.31	$1.17	$0.32	$1.51
Average shares outstanding—basic	70,850,571	77,893,480	86,481,240	86,491,754
Net income per share—diluted	$0.31	$1.16	$0.32	$1.50
Average shares outstanding—diluted	71,392,134	78,528,511	87,372,659	87,459,899

25. SUBSEQUENT EVENTS

        The Company has evaluated the effects of events subsequent to December 31, 2010, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Protective Life Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries (the "Company") at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Controls Over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting related to the consolidation of variable interest entities effective January 1, 2010. Additionally, the Company changed its method of accounting for the recognition and presentation of other-than-temporary-impairments effective January 1, 2009, and the Company changed its measurement and disclosures related to the determination of fair value effective January 1, 2008.

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
Birmingham, Alabama
February 28, 2011

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME (LOSS)
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Revenues
Dividends from subsidiaries*	$5,576	$929	$2,745
Service fees from subsidiaries*	139,024	133,253	133,090
Net investment income (loss)	52,380	9,540	(481)
Realized investment gains (losses)	6,400	(1,114)	(22,793)
Other income	617	106	737

Total revenues	203,997	142,714	113,298

Expenses
Operating and administrative	75,725	67,669	58,029
Interest—subordinated debt	37,604	22,985	22,985
Interest—other	101,008	67,227	46,771

Total expenses	214,337	157,881	127,785

Income (loss) before income tax and other items below	(10,340)	(15,167)	(14,487)
Income tax (benefit) expense	(6,476)	(5,813)	(10,853)

Income (loss) before minority interest	(3,864)	(9,354)	(3,634)
Equity in undistributed income (loss) of subsidiaries*	263,669	280,842	(38,221)

Net income (loss)	259,805	271,488	(41,855)
Less noncontrolling interest—subs	(436)	—	—

Net income (loss) available to PLC's common shareowners	$260,241	$271,488	$(41,855)

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Assets
Fixed maturities	$36	$36
Equity securities	42,157	40,373
Surplus notes from affiliate	800,000	980,000
Other long-term investments	—	—
Short-term investments	—	7,750
Investments in subsidiaries (equity method)*	4,690,676	3,800,042

Total investments	5,532,869	4,828,201
Cash	1,693	5
Receivables from subsidiaries*	20,370	38,362
Property and equipment, net	672	1,071
Goodwill	10,275	10,275
Income tax receivable	—	—
Other	2	4

Total assets	$5,565,881	$4,877,918

Liabilities
Accrued expenses and other liabilities	$109,602	$122,688
Accrued income taxes	(8,510)	1,664
Deferred income taxes	9,667	5,840
Notes to affiliates	98,424	99,310
Debt	1,501,852	1,644,852
Subordinated debt securities	524,743	524,743

Total liabilities	2,235,778	2,399,097

Commitments and contingencies—Note 3
Shareowners' equity
Preferred stock
Common stock	$44,388	$44,388
Additional paid-in-capital	586,592	576,887
Treasury stock	(26,072)	(25,929)
Retained earnings, including undistributed income of subsidiaries: (2010—$2,905,310; 2009—$2,641,641)	2,432,936	2,204,644
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, all from subsidiaries, net of income tax: (2010—$195,096; 2009—$(121,737))	362,321	(225,648)
Net unrealized gains (losses) relating to other-than-temporary impaired for which a portion has been recognized in earnings, net of income tax; (2010—$(5,223); 2009—$(16,704))	(9,700)	(31,021)
Accumulated gain (loss)—derivatives, net of income tax: (2010—$(6,335); 2009—$(10,182))	(11,802)	(18,327)
Minimum pension liability adjustment, net of income tax: (2010—$(25,612); 2009—$(24,862))	(47,565)	(46,173)

Total shareowners' equity	3,331,098	2,478,821
Noncontrolling interests	(995)	—

Total equity	3,330,103	2,478,821

Total liabilities and shareowners' equity	$5,565,881	$4,877,918

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Cash flows from operating activities
Net income (loss)	$259,805	$271,488	$(41,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses	(6,400)	1,114	22,793
Equity in undistributed (net income) loss of subsidiaries*	(263,669)	(280,842)	38,221
Depreciation expense	399	434	407
Receivables from subsidiaries*	17,992	(5,520)	4,237
Income tax receivable	—	1,573	29,934
Deferred income taxes	10,729	(6,978)	(14,510)
Accrued income taxes	(10,174)	639	—
Accrued expenses and other liabilities	515	36,743	4
Other, net	7,207	(3,244)	14,176

Net cash provided by operating activities	16,404	15,407	53,407

Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	—	—	1,511
Sale of investments, available-for-sale	214	(175)	475
Cost of investments acquired, available-for-sale	—	—	(36)
Purchase of and/or additional investments in subsidiaries*	(12,543)	(174,496)	(118,253)
Redemption (purchase) of non-recourse funding obligations	180,000	(850,000)	(130,000)
Change in other long-term investments	—	10,593	(9,132)
Change in short-term investments, net	7,750	(4,789)	(2,961)
Purchase of property and equipment	—	—	(462)
Sales of property and equipment	—	—	379

Net cash provided by (used in) investing activities	175,421	(1,018,867)	(258,479)

Cash flows from financing activities
Borrowings under debt	132,000	1,052,000	155,000
Principal payments on line of credit arrangements and debt	(275,000)	(122,000)	—
Issuance of common stock	—	132,575	—
Borrowings from affiliates*	—	—	105,738
Payments to affiliates*	(887)	(6,428)	—
Dividends to shareowners	(46,250)	(37,339)	(57,010)
Other financing activities, net	—	(18,380)	—

Net cash (used in) provided by financing activities	(190,137)	1,000,428	203,728

Change in cash	1,688	(3,032)	(1,344)

Cash at beginning of year	5	3,037	4,381

Cash at end of year	$1,693	$5	$3,037

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

2. DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

        Debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2010	2009
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$142,000	$285,000
7.45% Medium-Term Notes (1996), due 2011	9,852	9,852
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
6.40% Senior Notes (2007), due 2018	150,000	150,000
7.375% Senior Notes (2009), due 2019	400,000	400,000
8.00% Senior Notes (2009), due 2024, callable 2014	100,000	100,000
8.45% Senior Notes (2009), due 2039	300,000	300,000

Total Debt	$1,501,852	$1,644,852

Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$103,093	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	118,557	118,557
6.12% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
7.25% Capital Securities (2006), due 2066, callable 2011	200,000	200,000

Total subordinated debt securities	$524,743	$524,743

        Limited amounts of the 7.45% Medium-Term Notes may be redeemed upon the death of the beneficial owner of the notes.

        For the next five years, the Company's future maturities of debt, excluding notes payable to banks, and subordinated debt securities are $9.9 million in 2011, $250.0 million in 2013, $150.0 million in 2014, and $1,474.7 million thereafter.

        Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to a maximum principal amount of $500 million (the "Credit Facility"). The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of the Company's senior unsecured long-term debt. The Credit Agreement provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $142.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of December 31, 2010. The Company was not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2010.

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

        In December 2007, the Company issued a new series of debt securities of $150.0 million of 6.40% Senior Notes due 2018 (the "Senior Notes"), from which net proceeds of approximately $148.7 million were received. Under the terms of the Senior Notes, interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The maturity date is January 15, 2018.

        On October 9, 2009, the Company closed on offerings of $400 million of its senior notes due in 2019, $100 million of its senior notes due in 2024, and $300 million of its senior notes due in 2039, for an aggregate principal amount of $800 million. These senior notes were offered and sold pursuant to the Company's shelf registration statement on Form S-3. The Company used the net proceeds from the offering of the Notes to purchase $800 million in aggregate principal amount of newly-issued surplus notes of Golden Gate. Golden Gate used a portion of the proceeds from the sale of the surplus notes to the Company to repurchase, at a discount, $800 million in aggregate principal amount of its outstanding Series A floating rate surplus notes that were held by third parties. This repurchase resulted in a $126.3 million pre-tax gain, net of deferred issue costs. As a result of these transactions, PLC is the sole holder of the total $800.0 million of outstanding Golden Gate surplus notes, which is eliminated at the consolidated level.

Interest Expense

        The Company uses interest rate swap agreements to convert a portion of our debt from a fixed interest rate to a floating rate. These interest rate swap agreements do not qualify as hedges of the corresponding long-term debt or subordinated debt securities. Interest expense on long-term debt and subordinated debt securities totaled $138.6 million, $90.2 million, and $69.8 million for the year ended December 31, 2010, 2009, and 2008, respectively. The $48.4 million increase in 2010 as compared to 2009, related to an increased interest expense from the $800 million of senior notes the Company issued during 2009.

3. COMMITMENTS AND CONTINGENCIES

        The Company has entered into indemnity agreements with each of its current directors that provide, among other things and subject to certain limitations, a contractual right to indemnification to the fullest extent permissible under the law. The Company has agreements with certain of its officers providing up to $10 million in indemnification. These obligations are in addition to the customary obligation to indemnify officers and directors contained in the Company's governance documents.

        The Company leases a building contiguous to its home office. The lease extends to January 2014. At the end of the lease term, the Company may purchase the building for approximately $75 million. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2011	$716
2012	719
2013	636
2014	75,082

        In connection with the issuance of non-recourse funding obligations by Golden Gate Captive Insurance Company ("Golden Gate"), a wholly owned subsidiary of Protective Life Insurance Company ("PLICO") PLC's largest subsidiary, the Company has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principal and interest on the notes). In addition, the Company has entered into certain support agreements with Golden Gate obligating the Company to make capital contributions to Golden Gate or provide support related to certain of Golden Gate's expenses and in certain circumstances, to collateralize certain of the Company's obligations to Golden Gate.

        In connection with the issuance of non-recourse funding obligations by Golden Gate II Captive Insurance Company ("Golden Gate II") a wholly owned subsidiary of PLICO, PLC's largest subsidiary, the Company has entered into certain support agreements with Golden Gate II obligating it to provide support payments to Golden Gate II under certain adverse interest rate conditions and to the extent of any reduction in the reinsurance premiums received by Golden Gate II due to an increase in the premium rates charged to PLICO under its third party yearly renewable term reinsurance agreements that reinsure a portion of the mortality risk of the policies that are ceded to Golden Gate II. In addition, the Company has entered into a support agreement with Golden Gate II obligating it to pay or make capital contributions to Golden Gate II in respect of certain of Golden Gate II's expenses and in certain circumstances to collateralize certain of the Company's obligations to Golden Gate II. In addition, at the time Golden Gate II sold surplus notes for deposits into certain Delaware Trusts (the "Trusts") which in turn issued securities (the "Securities"), the Company agreed, under certain circumstances, to make certain liquidity advances to the Trusts not in excess of specified amounts of assets held in a reinsurance trust of which PLICO is the beneficiary and Golden Gate II is the grantor in the event that the Trusts do not have sufficient funds available to fully redeem the Securities at the stated maturity date. The obligation to make any such liquidity advance is subject to it having a first priority security interest in the residual interest in such reinsurance trust and in the surplus notes.

        In connection with the formation of Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, Golden Gate III has an outstanding Letter of Credit ("LOC") issued under a Reimbursement Agreement with UBS AG, Stamford Branch ("UBS"), with a total outstanding balance of $505 million as of December 31, 2010. Pursuant to the terms of a letter agreement, the Company agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement. Pursuant to the Reimbursement Agreement, Golden Gate III has collateralized its obligations to UBS by granting UBS a security interest in certain of its assets.

        In connection with the formation of Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, Golden Gate IV has an outstanding twelve-year LOC issued under a Reimbursement Agreement with UBS, with a total outstanding balance of $270.0 million as of December 31, 2010. Pursuant to the terms of a letter agreement with UBS, the Company has agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement.

4. SHAREOWNERS' EQUITY

        Activity in the Company's issued and outstanding common stock is summarized as follows:

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 31, 2007	73,251,960	3,102,898	70,149,062
(Reissuance of)/deposits to treasury stock	—	243,255	(243,255)

Balance, December 31, 2008	73,251,960	3,346,153	69,905,807
Shares issued	15,525,000	—	15,525,000
(Reissuance of)/deposits to treasury stock	—	(149,996)	149,996

Balance, December 31, 2009	88,776,960	3,196,157	85,580,803
(Reissuance of)/deposits to treasury stock	—	(87,174)	87,174

Balance, December 31, 2010	88,776,960	3,108,983	85,667,977

        Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. None of these shares have been issued as of December 31, 2010.

5. SUPPLEMENTAL CASH FLOW INFORMATION

	For The Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Cash paid during the year for:
Interest paid on debt	$125,149	$75,843	$73,681
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	(3,124)	(921)	(40,251)
Noncash investing and financing activities:
Reissuance of treasury stock to ESOP	—	—	1,874
Change in unallocated stock in ESOP	—	474	379
Stock-based compensation	9,562	3,567	3,146

6. DERIVATIVE FINANCIAL INSTRUMENTS

        The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. These strategies are developed through the Company's analysis of data from financial simulation models and other internal and industry sources, and are then incorporated into the Company's risk management program.

        Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and risk management strategies. In addition, all derivative programs are monitored by the Company's risk management department.

        The Company has sold credit default protection on liquid traded indices to enhance the return on its investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly issued fixed maturity cash investments. Outstanding credit default swaps relate to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require the Company to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the credit derivatives is $25.0 million. As of December 31, 2010, the fair value of the credit derivatives was a liability of $1.1 million. As of December 31, 2010, the Company had collateral of $1.2 million posted with the counterparties to credit default swaps. The collateral is counterparty specific and is not tied to any one contract. If the credit default swaps needed to be settled immediately, the Company would need to post no additional payments. As a result of the ongoing disruption in the credit markets, the fair value of these derivatives has fluctuated in response to changing market conditions. The Company believes that the unrealized loss recorded on the $25.0 million notional of credit default swaps is not indicative of the economic value of the investment.

        The Company records its derivative instruments in the consolidated condensed balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship in accordance with GAAP. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in "realized investment gains (losses)—derivative financial instruments".

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders' Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)
	(Dollars In Thousands)
For The Year Ended December 31, 2010:
Life Marketing	$2,475,621	$10,910,433	$520,589	$275,325	$736,252	$388,061	$921,765	$91,363	$58,794
Acquisitions	810,681	6,241,033	16,329	3,857,946	246,698	458,703	512,433	64,410	25,559
Annuities	471,163	1,231,374	93,609	6,985,784	42,650	482,264	407,455	(3,182)	36,770
Stable Value Products	6,903	—	—	3,076,233	—	171,327	123,365	5,430	3,325
Asset Protection	83,878	63,656	550,176	2,371	167,292	28,820	99,836	50,007	87,822
Corporate and Other	3,497	84,068	2,125	48,216	24,162	154,501	24,575	1,694	197,471
Adjustments(2)	—	—	—	—	—	—	—	—	—

Total	$3,851,743	$18,530,564	$1,182,828	$14,245,875	$1,217,054	$1,683,676	$2,089,429	$209,722	$409,741

For The Year Ended December 31, 2009:
Life Marketing	$2,277,256	$9,969,274	$539,061	$234,467	$653,441	$362,108	$782,372	$144,125	$32,073
Acquisitions	839,829	5,878,326	21,805	3,896,074	261,516	479,743	532,992	59,025	14,768
Annuities	430,704	1,296,249	54,748	6,248,437	33,831	440,097	350,850	81,928	26,294
Stable Value Products	12,112	—	—	3,581,150	—	221,688	154,555	3,471	3,565
Asset Protection	97,499	96,027	603,030	2,504	187,294	33,157	127,314	55,120	71,340
Corporate and Other	5,950	87,404	2,344	44,635	26,564	128,243	29,896	1,900	179,660
Adjustments(2)	—	—	—	—	—	—	—	—	—

Total	$3,663,350	$17,327,280	$1,220,988	$14,007,267	$1,162,646	$1,665,036	$1,977,979	$345,569	$327,700

For The Year Ended December 31, 2008:
Life Marketing	$2,580,807	$9,453,325	$461,971	$168,831	$576,540	$350,053	$704,955	$94,422	$35,427
Acquisitions	956,436	5,994,213	24,814	4,303,017	276,740	530,028	580,271	74,384	21,145
Annuities	528,310	1,347,802	61,995	5,254,486	34,332	347,551	310,800	616	25,622
Stable Value Products	15,575	—	—	4,960,405	—	328,353	237,608	4,467	5,827
Asset Protection	114,615	122,061	700,410	3,024	192,294	38,656	106,737	57,704	97,991
Corporate and Other	4,578	91,123	2,665	49,382	29,837	80,523	36,170	2,149	184,400
Adjustments(2)	—	—	—	—	—	—	—	—	—

Total	$4,200,321	$17,008,524	$1,251,855	$14,739,145	$1,109,743	$1,675,164	$1,976,541	$233,742	$370,412

(1)
Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
(2)
Balance Sheet adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV—REINSURANCE
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended
December 31, 2010:
Life insurance in-force	$753,518,782	$495,056,077	$18,799,243	$277,261,948	6.8%

Premiums and policy fees:
Life insurance	2,153,278	1,284,428	166,606	1,035,456	16.1
Accident/health insurance	49,563	17,137	63	32,489	0.2
Property and liability insurance	248,778	106,775	7,106	149,109	4.8

Total	$2,451,619	$1,408,340	$173,775	$1,217,054

For The Year Ended
December 31, 2009:
Life insurance in-force	$755,263,432	$515,136,471	$19,826,424	$259,953,385	7.6%

Premiums and policy fees:
Life insurance	2,145,457	1,317,933	97,450	924,974	10.5
Accident/health insurance	25,897	24,216	2,482	4,163	59.6
Property and liability insurance	337,450	184,904	80,963	233,509	34.7

Total	$2,508,804	$1,527,053	$180,895	$1,162,646

For The Year Ended
December 31, 2008:
Life insurance in-force	$754,425,286	$540,561,213	$21,182,706	$235,046,779	9.0%

Premiums and policy fees:
Life insurance	2,092,550	1,360,062	101,483	833,971	12.2
Accident/health insurance	72,781	32,831	3,941	43,891	9.0
Property and liability insurance	339,310	189,918	82,489	231,881	35.6

Total	$2,504,641	$1,582,811	$187,913	$1,109,743

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
2010
Allowance for losses on commercial mortgage loans	$1,725	$11,071	$—	$(1,146)	$11,650

2009
Allowance for losses on commercial mortgage loans	$2,230	$3,320	$—	$(3,825)	$1,725
Bad debt reserve associated with Lender's Indemnity product line	30,611	—	—	(30,611)	—

2008
Allowance for losses on commercial mortgage loans	$475	$1,755	$—	$—	$2,230
Bad debt reserve associated with Lender's Indemnity product line	29,745	866	—	—	30,611

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

(a)   Disclosure controls and procedures

        In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation as of the end of the period covered by this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based on the Company's assessment of internal control over financial reporting, management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

February 28, 2011

(c)   Changes in internal control over financial reporting

        There have been no changes in the Company's internal control over financial reporting during the period ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

        The remaining information called for by this item is incorporated by reference to "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance", "Audit Committee" and "Board Composition, Qualifications, and Nominations" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 9, 2011.

Item 11.    Executive Compensation

        The information called for by this Item is incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 9, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this Item is incorporated by reference to "Beneficial Ownership" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 9, 2011.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information called for by this Item is incorporated herein by reference to "Director Independence" and "Related Party Transactions" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 9, 2011.

Item 14.    Principal Accountant Fees and Services

        The information called for by this Item is incorporated herein by reference to "Independent Accountant Fees and Services" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 9, 2011.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as part of this report:

  1.
  Financial Statements (See Item 8, Financial Statements and Supplementary Data)

  2.
  Financial Statement Schedules:

    The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 204 of this report. The following schedules are located in this report on the pages indicated.

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

Item Number	Document
*2(a)	Stock Purchase Agreement Among Banc One Insurance Holdings, Inc., CBD Holdings, Ltd., JPMorgan Chase & Co. and Protective Life Insurance Company dated as of February 7, 2006, filed as Exhibit 2.01 to the Company's Current Report on Form 8-K filed February 13, 2006. (No. 001-11339)
*2(a)(1)
Stock Purchase Agreement Among Protective Life Insurance Company, United Investors Life Insurance Company, Liberty National Life Insurance Company and Torchmark Corporation dated as of September 13, 2010, filed as Exhibit 2.01 to the Company's Current Report on Form 8-K filed September 17, 2010. (No. 001-11339)
*3(a)
1998 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 12, 1998, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. (No. 001-12332)
*3(b)	2010 Amended and Restated Bylaws of Protective Life Corporation, as adopted March 1, 2010, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed March 5, 2010. (No. 001-11339)
*4(a)	Reference is made to Exhibit 3(a) above. (No. 001-12332)
*4(b)	Reference is made to Exhibit 3(b) above. (No. 333-121791)
*4(c)	Certificate of Trust of PLC Capital Trust III filed as Exhibit 4(bb) to the Company's Registration Statement on Form S-3 filed July 8, 1997. (No. 333-30965)
*4(d)	Declaration of Trust of PLC Capital Trust III filed as Exhibit 4 (ee) to the Company's Registration Statement on Form S-3 filed July 8, 1997. (No. 333-30965)

Item Number	Document
*4(e)	Form of Amended and Restated Declaration of Trust of PLC Capital III, dated August 22, 2001 filed as Exhibit 4.3 to the Company's Current Filing on Form 8-K filed August 22, 2001. (No. 001-12332)
*4(f)	Form of Preferred Security Certificate for PLC Capital Trust III (included in Exhibit 4(e)). (No. 001-12332)
*4(g)
Preferred Securities Guarantee Agreement, dated August 22, 2001 with respect to Preferred Securities issued by PLC Capital Trust III filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed August 23, 2001. (No. 001-12332)
*4(h)	Certificate of Trust of PLC Capital Trust IV filed as Exhibit 4(cc) to the Company's Registration Statement on Form S-3 filed July 8, 1997. (No. 333-30905)
*4(i)	Declaration of Trust of PLC Capital Trust IV filed as Exhibit 4(ff) to the Company's Registration Statement on Form S-3 filed July 8, 1997. (No. 333-30965)
*4(j)	Form of Amended and Restated Declaration of Trust for PLC Capital Trust IV filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 25, 2002.
*4(k)	Form of Preferred Security Certificate for PLC Capital Trust IV (included as Exhibit A-1 of Exhibit 4(j)).
*4(l)	Form of Guarantee with respect to Preferred Securities of PLC Capital Trust IV filed as Exhibit 4(x) to the Company's Registration Statement on Form S-3 filed July 8, 1997. (No. 333-30905)
*4(m)	Certificate of Trust of PLC Capital Trust V filed as Exhibit 4(cc) to the Company's Registration Statement on From S-3 filed May 5, 2003. (No. 333-105003)
*4(n)	Declaration of Trust of PLC Capital Trust V filed as Exhibit 4(ee) to the Company's Registration Statement on Form S-3 filed May 5, 2003. (No. 333-105003)
*4(o)	Amended and Restated Declaration of Trust of PLC Capital Trust V filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 28, 2004. (No. 001-11339)
*4(p)	Form of Preferred Security Certificate for PLC Capital Trust V (included as Exhibit A-1 of Exhibit 4 (o)). (No. 001-11339)
*4(q)
Preferred Securities Guarantee Agreement, dated January 27, 2004, with respect to Preferred Securities issued by PLC Capital Trust V filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed January 28, 2004. (No. 001-11339)
*4(r)	Form of Capital Security of the Company filed as Exhibit 99.5 to the Company's Registration Statement on From 8-A filed on June 30, 2006.
*10(b)†
The Company's Long-Term Incentive Plan Amended and Restated as of December 31, 2008, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009. (No. 001-11339).
*10(b)(3)†	Form of Performance Share Award Letter under the Company's Long-Term Incentive Plan filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed November 9, 2004. (No. 001-11339)

Item Number	Document
*10(b)(5)†	Form of Stock Appreciation Rights Award Letter under the Company's Long-Term Incentive Plan filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed November 9, 2004. (No. 001-11339)
*10(b)(8)†	Form of Restricted Stock Units Award Letter filed as Exhibit 10(a) to the Company's Current Report on Form 8-K filed on November 9, 2006. (No. 001-11339)
*10(c)(1)	Excess Benefit Plan (Amended and Restated as of December 31, 2008) filed as Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
*10(d)†	Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1986. (No. 001-12332)
*10(d)(1)†	Form of Indemnity Agreement for Officers filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. (No. 001-12332)
*10(d)(2)†	Form of Protective Life Corporation Director Indemnity Agreement filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 5, 2010. (No. 001-11339)
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
Amended and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries filed as Exhibit 10(h) to Protective Life Insurance Company's Annual Report on Form 10-K for the year ended December 31, 2004. (No. 001-131901)
*10(n)	Common Stock Offering of 17,525,000 common shares at $9.00 per share, Purchase agreement filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed May 19, 2009. (No. 001-11339)
*10(o)
Note Sale Agreement dated as of October 15, 2009 by and between Golden Gate Captive Insurance Company, an indirect wholly owned subsidiary of the Company, and Dr. Michael Frege, in his capacity as insolvency administrator of Lehman Brothers Bankhaus AG filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009. (No. 001-11339)
*10(p)
Surplus Note Purchase Agreement dated as of October 9, 2009 between Golden Gate Captive Insurance Company, an indirect wholly owned subsidiary of the Company and Long Island International Limited filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009. (No. 001-11339)
*10(q)
Reimbursement Agreement dated as of April 23, 2010 between Golden Gate III Vermont Captive Insurance Company and UBS AG, Stamford Branch filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed August 5, 2010.± (No. 001-11339)
*10(r)
Guarantee Agreement dated as of April 23, 2010 between Protective Life Corporation and UBS AG, Stamford Branch filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed August 5, 2010. (No. 001-11339)

Item Number	Document
*10(s)	Stock Purchase Agreement by and among RBC Insurance Holdings (USA) Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (soley for purposes of Sections 5.14-5.17 and Articles 7.8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed October 28, 2010. (No. 001-11339)
*10(t)
Form of Coinsurance Agreement by and between Liberty Life Insurance Company and Protective Life Insurance Company filed as Exhibit 10.02 to the Company's Current Report on Form 8-K filed October 28, 2010. (No. 001-11339)
10(u)	Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch.±
10(v)	Letter of Guaranty, dated as of December 10, 2010, between Protective Life Corporation and UBS AG, Stamford Branch.±
14	Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, Revised August 30, 2010.
14(a)	Supplemental Policy on Conflict of Interest, Revised August 30, 2010 for Protective Life Corporation and all of its subsidiaries.
21	Principal Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the annual report on Form 10-K of Protective Life Corporation for the year ended December 31, 2010, filed on February 28, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareowners' Equity, (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text
*
Incorporated by Reference

†
Management contract or compensatory plan or arrangement

±
Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION
By:	/s/ STEVEN G. WALKER Steven G. Walker Senior Vice President, Controller and Chief Accounting Officer February 28, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ JOHN D. JOHNS JOHN D. JOHNS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2011
/s/ RICHARD J. BIELEN RICH BIELEN	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 28, 2011
/s/ STEVEN G. WALKER STEVEN G. WALKER	Senior Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011
* ROBERT O. BURTON	Director	February 28, 2011
* JAMES S. M. FRENCH	Director	February 28, 2011
* THOMAS L. HAMBY	Director	February 28, 2011
* VANESSA LEONARD	Director	February 28, 2011

Signature	Capacity in Which Signed	Date

* CHARLES D. MCCRARY	Director	February 28, 2011
* JOHN J. MCMAHON, JR.	Director	February 28, 2011
* HANS H. MILLER	Director	February 28, 2011
* MALCOLM PORTERA	Director	February 28, 2011
* C. DOWD RITTER	Director	February 28, 2011
* JESSE J. SPIKES	Director	February 28, 2011
* WILLIAM A. TERRY	Director	February 28, 2011
* W. MICHAEL WARREN, JR.	Director	February 28, 2011
* VANESSA WILSON	Director	February 28, 2011
*
John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. JOHNS JOHN D. JOHNS Attorney-in-fact