Form 10-Q/A
period 2011-03-31
PROTECTIVE LIFE CORP
filed 2011-06-27
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Protective Life Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2011 (the “Original Quarterly Report”).  The Company is filing this Amendment No. 1 for the sole purpose of disclosing information under Item 5(a) of Part II of Form 10-Q relating to information that was required to be disclosed by the Company in a Current Report on Form 8-K during the period covered by the Original Quarterly Report, but which was not reported on a Form 8-K during that period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), this Amendment No. 1 on Form 10-Q/A sets forth the complete text of Item 5 of Part II of the Company’s Form 10-Q for the period ended March 31, 2011, and also includes new certifications under §302 of the Sarbanes Oxley Act of 2002 and 18 U.S.C. Section 1350 as Exhibits 31(a) and 31(b) and 32(a) and 32(b), respectively.  Except as described above, this Amendment No. 1 does not modify or update the disclosures presented in, or exhibits to, the Original Quarterly Report in any way.  Those sections of and exhibits to the Original Quarterly Report that are unaffected by this Amendment No. 1 are not included herein.  This Amendment No. 1 continues to speak as of the date of the Original Quarterly Report.  Furthermore, this Amendment No. 1 does not reflect events occurring after the filing of the Original Quarterly Report.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Quarterly Report, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Quarterly Report.

PART II

Item 5.    Other Information

On February 7, 2011, the Board of Directors (the “Board”) of Protective Life Corporation (the “Company”), upon recommendation of its Corporate Governance and Nominating Committee, elected Messrs. Robert O. Burton and Jesse J. Spikes to the Board, effective February 7, 2011.  Messrs. Burton and Spikes were also appointed members of the Finance and Investments Committee of the Board on such date.  As of the date of their election to the Board, Messrs. Burton and Spikes became participants in the Company’s Director Compensation Program, as this program was in effect on such date and as was described in the Company’s 2010 Proxy Statement.

Item 6.    Exhibits

The following exhibits are filed with this Current Report on Form 10-Q/A:

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

PROTECTIVE LIFE CORPORATION

Date: June 27, 2011	By:	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer