Form 10-Q
period 2011-06-30
PROTECTIVE LIFE CORP
filed 2011-08-05
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Number of shares of Common Stock, $0.50 Par Value, outstanding as of July 26, 2011:  84,690,567

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$716,586	$679,241	$1,382,929	$1,308,013
Reinsurance ceded	(364,248)	(379,729)	(696,056)	(685,558)
Net of reinsurance ceded	352,338	299,512	686,873	622,455
Net investment income	448,785	422,500	892,998	834,497
Realized investment gains (losses):
Derivative financial instruments	(34,993)	(119,888)	(47,679)	(142,960)
All other investments	58,917	67,704	63,389	115,603
Other-than-temporary impairment losses	(15,632)	(36,683)	(31,653)	(58,539)
Portion of loss recognized in other comprehensive income (before taxes)	6,145	19,885	16,503	29,872
Net impairment losses recognized in earnings	(9,487)	(16,798)	(15,150)	(28,667)
Other income	87,224	59,072	159,433	102,944
Total revenues	902,784	712,102	1,739,864	1,503,872
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2011 - $357,165; 2010 - $359,766; six months: 2011 - $670,271; 2010 - $662,467)	551,553	525,371	1,087,922	1,032,666
Amortization of deferred policy acquisition costs and value of business acquired	79,688	23,086	154,051	104,375
Other operating expenses, net of reinsurance ceded: (three months: 2011 - $48,810; 2010 - $50,657; six months: 2011 - $94,070; 2010 - $94,081)	128,270	99,185	250,523	201,095
Total benefits and expenses	759,511	647,642	1,492,496	1,338,136
Income before income tax	143,273	64,460	247,368	165,736
Income tax expense	49,909	23,216	86,538	54,786
Net income	93,364	41,244	160,830	110,950
Less: Net income (loss) attributable to noncontrolling interests	296	(127)	245	(200)
Net income available to PLC’s common shareowners(1)	$93,068	$41,371	$160,585	$111,150

Net income available to PLC’s common shareowners - basic	$1.08	$0.48	$1.86	$1.28
Net income available to PLC’s common shareowners - diluted	$1.06	$0.47	$1.83	$1.27
Cash dividends paid per share	$0.16	$0.14	$0.30	$0.26

Average shares outstanding - basic	86,346,216	86,562,379	86,474,012	86,531,461
Average shares outstanding - diluted	87,653,731	87,666,035	87,736,449	87,609,027

(1) Protective Life Corporation (“PLC”)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2011	December 31, 2010
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2011 - $25,156,028; 2010 - $24,002,893)	$26,133,625	$24,676,939
Equity securities, at fair value (cost: 2011 - $345,758; 2010 - $349,605)	349,738	359,412
Mortgage loans (2011 and 2010 includes: $888,607 and $934,655 related to securitizations)	5,349,851	4,892,829
Investment real estate, net of accumulated depreciation (2011 - $1,284; 2010 - $1,200)	23,737	25,340
Policy loans	881,757	793,448
Other long-term investments	297,825	276,337
Short-term investments	134,698	352,824
Total investments	33,171,231	31,377,129
Cash	419,210	264,425
Accrued investment income	345,906	329,078
Accounts and premiums receivable, net of allowance for uncollectible amounts (2011 - $3,890; 2010 - $4,330)	68,559	58,580
Reinsurance receivables	5,730,025	5,608,029
Deferred policy acquisition costs and value of business acquired	4,028,452	3,851,743
Goodwill	113,209	114,758
Property and equipment, net of accumulated depreciation (2011 - $131,726; 2010 - $130,576)	43,142	39,386
Other assets	180,602	169,664
Income tax receivable	39,936	45,582
Assets related to separate accounts
Variable annuity	6,291,158	5,170,193
Variable universal life	556,419	534,219
Total assets	$50,987,849	$47,562,786
Liabilities
Policy liabilities and accruals	$21,844,210	$19,713,392
Stable value product account balances	2,565,235	3,076,233
Annuity account balances	10,899,995	10,591,605
Other policyholders’ funds	589,879	578,037
Other liabilities	964,392	926,201
Mortgage loan backed certificates	42,862	61,678
Deferred income taxes	1,171,305	1,022,130
Non-recourse funding obligations	438,300	532,400
Debt	1,494,852	1,501,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	6,291,158	5,170,193
Variable universal life	556,419	534,219
Total liabilities	47,383,350	44,232,683
Commitments and contingencies - Note 8
Shareowners’ equity
Preferred Stock, $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2011 and 2010 - 160,000,000; shares issued: 2011 and 2010 - 88,776,960	44,388	44,388
Additional paid-in-capital	592,451	586,592
Treasury stock, at cost (2011 - 4,126,717 shares; 2010 - 3,108,983 shares)	(50,326)	(26,072)
Retained earnings	2,567,796	2,432,925
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2011 -$288,231; 2010 - $195,096)	535,286	362,321
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2011 - $(14,275); 2010 - $(5,223))	(26,511)	(9,700)
Accumulated loss - derivatives, net of income tax: (2011 - $(4,633); 2010 - $(6,355))	(8,605)	(11,802)
Postretirement benefits liability adjustment, net of income tax: (2011 -$(26,515); 2010 - $(25,612))	(49,241)	(47,565)
Total Protective Life Corporation’s shareowners’ equity	3,605,238	3,331,087
Noncontrolling interest	(739)	(984)
Total equity	3,604,499	3,330,103
Total liabilities and shareowners’ equity	$50,987,849	$47,562,786

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNERS’ EQUITY

(Unaudited)

					Accumulated Other			Total
					Comprehensive Income (Loss)			Protective
							Minimum	Life
		Additional			Net Unrealized	Accumulated	Pension	Corporation’s	Non
	Common	Paid-In-	Treasury	Retained	Gains / (Losses)	Gain / (Loss)	Liability	shareowners’	controlling	Total
	Stock	Capital	Stock	Earnings	on Investments	Derivatives	Adjustments	equity	Interest	Equity
	(Dollars In Thousands)
Balance, December 31, 2010	$44,388	$586,592	$(26,072)	$2,432,925	$352,621	$(11,802)	$(47,565)	$3,331,087	$(984)	$3,330,103
Net income for the three months ended March 31, 2011				67,517				67,517	(51)	67,466
Change in net unrealized gains/losses on investments (net of income tax - $17,907)					33,263			33,263	—	33,263
Reclassification adjustment for investment amounts included in net income (net of income tax - $(3,054))					(5,678)			(5,678)	—	(5,678)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(3,608))					(6,700)			(6,700)	—	(6,700)
Change in accumulated gain (loss) derivatives (net of income tax - $3,621)						6,724		6,724	—	6,724
Reclassification adjustment for derivative amounts included in net income (net of income tax - $(361))						(671)		(671)	—	(671)
Change in postretirement benefits liability adjustment (net of income tax - $(451))							(838)	(838)	—	(838)
Comprehensive income for the three months ended March 31, 2011								93,617	(51)	93,566
Cash dividends ($0.14 per share)				(11,995)				(11,995)	—	(11,995)
Stock-based compensation		4,191	309					4,500	—	4,500
Balance, March 31, 2011	$44,388	$590,783	$(25,763)	$2,488,447	$373,506	$(5,749)	$(48,403)	$3,417,209	$(1,035)	$3,416,174
Net income for the three months ended June 30, 2011				93,068				93,068	296	93,364
Change in net unrealized gains/losses on investments (net of income tax - $85,553)					158,888			158,888	—	158,888
Reclassification adjustment for investment amounts included in net income (net of income tax - $(7,271))					(13,508)			(13,508)	—	(13,508)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(5,444))					(10,111)			(10,111)	—	(10,111)
Change in accumulated gain (loss) derivatives (net of income tax - $(1,777))						(3,299)		(3,299)	—	(3,299)
Reclassification adjustment for derivative amounts included in net income (net of income tax - $238)						443		443	—	443
Change in postretirement benefits liability adjustment (net of income tax - $(451))							(838)	(838)	—	(838)
Comprehensive income for the three months ended June 30, 2011								224,643	296	224,939
Cash dividends ($0.16 per share)				(13,719)				(13,719)	—	(13,719)
Repurchase of common stock			(24,893)					(24,893)	—	(24,893)
Stock-based compensation		1,668	330					1,998	—	1,998
Balance, June 30, 2011	$44,388	$592,451	$(50,326)	$2,567,796	$508,775	$(8,605)	$(49,241)	$3,605,238	$(739)	$3,604,499

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The
	Six Months Ended
	June 30,
	2011	2010
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$160,830	$110,950
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	(560)	56,024
Amortization of deferred policy acquisition costs and value of business acquired	154,051	104,375
Capitalization of deferred policy acquisition costs	(252,788)	(247,533)
Depreciation expense	4,478	4,604
Deferred income tax	56,911	27,558
Accrued income tax	5,646	71,090
Interest credited to universal life and investment products	490,348	494,693
Policy fees assessed on universal life and investment products	(343,102)	(299,620)
Change in reinsurance receivables	(112,485)	(219,984)
Change in accrued investment income and other receivables	(21,578)	(6,005)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	57,235	238,548
Trading securities:
Maturities and principal reductions of investments	172,470	175,017
Sale of investments	456,232	319,383
Cost of investments acquired	(498,105)	(468,303)
Other net change in trading securities	2,549	(33,950)
Change in other liabilities	(65,216)	(23,423)
Other income - surplus note repurchase	(30,667)	—
Other, net	18,586	39,597
Net cash provided by operating activities	254,835	343,021
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	935,399	889,299
Sale of investments, available-for-sale	1,746,847	1,979,372
Cost of investments acquired, available-for sale	(2,633,559)	(3,627,942)
Mortgage loans:
New borrowings	(276,254)	(154,251)
Repayments	245,496	150,574
Change in investment real estate, net	369	1,969
Change in policy loans, net	12,252	19,171
Change in other long-term investments, net	(76,580)	(29,548)
Change in short-term investments, net	109,352	85,775
Net unsettled security transactions	187,885	215,258
Purchase of property and equipment	(6,927)	(5,171)
Payments for business acquisitions	(209,609)	—
Net cash provided by (used in) investing activities	34,671	(475,494)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	10,000	90,000
Principal payments on line of credit arrangement and debt	(17,000)	(260,000)
Issuance (repayment) of non-recourse funding obligations	(94,100)	(18,400)
Dividends to shareowners	(25,714)	(22,264)
Repurchase of common stock	(24,893)	—
Investments product deposits and change in universal life deposits	2,101,553	1,827,781
Investment product withdrawals	(2,060,672)	(1,529,502)
Other financing activities, net	(23,895)	(3,943)
Net cash (used in) provided by financing activities	(134,721)	83,672
Change in cash	154,785	(48,801)
Cash at beginning of period	264,425	205,325
Cash at end of period	$419,210	$156,524

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Accounting Pronouncements Not Yet Adopted

ASU No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. The Company is currently evaluating the impact this Update will have on its results of operations and financial position.

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

ASU No. 2011-03 — Transfers and Servicing - Reconsideration of Effective Control for Repurchase Agreements. This Update amends the assessment of effective control for repurchase agreements to remove 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and 2) the collateral maintenance implementation guidance related to the criterion. The Boards determined that these criterion should not be a determining factor of effective control. This Update is effective for the first interim or annual period beginning on or after December 15, 2011. For the Company, the Update will be applied to all repurchase agreements beginning January 1, 2012. The Company is currently evaluating the impact this Update will have on its results of operations or financial position.

ASU No. 2011-04 — Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in GAAP and IFRSs. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The intent of this Update was not to change the application of the requirements in Topic 820. Some of the amendments clarify the intent regarding the application of existing fair value measurement requirements. The Update did modify several principles or requirements for measuring fair value or for disclosing information about fair value measurements. These changes are effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact this Update will have on its results of operations or financial position.

ASU No. 2011-05 — Comprehensive Income — Presentation of Comprehensive Income. In this Update, a company has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in 1) a single continuous statement of comprehensive income, or 2) in two separate but consecutive statements. In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this Update do not change the items that must be reported in other comprehensive income, or the timing of its subsequent reclassification to net income. This Update is effective January 1, 2012. The Company is currently evaluating the appropriate format to which it will adhere.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to the Company’s accounting policies during the six months ended June 30, 2011, except as noted above.

3.             SIGNIFICANT ACQUISITIONS

On December 31, 2010, Protective Life Insurance Company (“PLICO”), the Company’s principal operating subsidiary, completed the acquisition of all of the outstanding stock of United Investors Life Insurance Company (“United Investors”), pursuant to a Stock Purchase Agreement, between PLICO, Torchmark Corporation (“Torchmark”) and its wholly owned subsidiaries, Liberty National Life Insurance Company (“Liberty National”) and United Investors.

The Company accounted for this transaction under the purchase method of accounting as required by FASB guidance under the ASC Business Combinations topic. This guidance requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The aggregate purchase price for United Investors was $363.3 million.

On April 29, 2011, PLICO closed a previously announced and unrelated reinsurance transaction with Liberty Life Insurance Company (“Liberty Life”) under the terms of which PLICO reinsured substantially all of the life and health business of Liberty Life. The transaction closed in conjunction with Athene Holding Ltd’s acquisition of Liberty Life from an affiliate of Royal Bank of Canada. The capital invested by PLICO in the transaction at closing was $321 million, including a $225 million ceding commission which has been recorded and is subject to adjustment upon completion of the final Liberty Life closing statutory balance sheet. In conjunction with the closing, PLICO invested $40 million in a surplus note issued by Athene Life Re. The Company accounted for this transaction in a manner consistent with the purchase method of accounting as required by FASB guidance under the ASC Business Combinations topic. This guidance requires that the total consideration paid be allocated to the assets acquired and liabilities assumed based on their fair values at the transaction date.

The following table summarizes the fair values of the net assets acquired from the Liberty Life reinsurance transaction as of the transaction date:

Fair Value as of
April 29, 2011
(Dollars In Thousands)
ASSETS
Investments	$1,768,297
Cash	35,959
Accrued investment income	154
Accounts and premiums receivable, net	877
Reinsurance receivable	9,511
Value of business acquired	135,876
Other assets	1
Assets related to separate accounts	—
Total assets	1,950,675
LIABILITIES
Policy liabilities and accrual	1,665,294
Annuity account balances	4,420
Other policyholders’ funds	24,977
Other liabilities	30,834
Total liabilities	1,725,525

NET ASSETS ACQUIRED	$225,150

The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned transactions with Liberty Life and United Investors were completed as of January 1, 2010:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Revenue	$923,426	$852,639	$1,822,693	$1,780,073

Net income	$93,710	$76,358	$161,622	$175,486

EPS - basic	$1.09	$0.88	$1.87	$2.03

EPS - diluted	$1.07	$0.87	$1.84	$2.00

4.                                      INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments are summarized as follows:

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(Dollars In Thousands)
Fixed maturities	$30,196	$35,491
Equity securities	70	9,170
Impairments on fixed maturity securities	(9,487)	(15,150)
Impairments on equity securities	—	—
Modco trading portfolio	33,603	27,954
Other investments	(4,952)	(9,226)
Total realized gains (losses) - investments	$49,430	$48,239

For the three and six months ended June 30, 2011, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $31.8 million and $46.4 million and gross realized losses were $10.8 million and $16.6 million, including $9.2 million and $14.8 million of impairment losses, respectively. The $9.2 million and $14.8 million exclude $0.3 million and $0.4 million of impairment losses in the trading portfolio for the three and six months ended June 30, 2011, respectively.

The $9.2 million of gains included in equity securities primarily relates to gains of $6.9 million on securities that have recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

For the three and six months ended June 30, 2011, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $1.3 billion and $1.5 billion, respectively. The gain realized on the sale of these securities was $31.8 million and $46.4 million, respectively.

For the three and six months ended June 30, 2011, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $142.9 million and $162.9 million, respectively. The loss realized on the sale of these securities was $1.6 million and $1.8 million, respectively.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of June 30, 2011, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars In Thousands)
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,543,004	$56,189	$(109,030)	$2,490,163
Commercial mortgage-backed securities	283,569	5,980	(2,045)	287,504
Other asset-backed securities	875,894	1,276	(32,907)	844,263
U.S. government-related securities	1,097,064	36,511	(2,262)	1,131,313
Other government-related securities	135,993	7,126	—	143,119
States, municipals, and political subdivisions	1,140,928	41,746	(7,852)	1,174,822
Corporate bonds	16,192,923	1,116,854	(133,989)	17,175,788
	22,269,375	1,265,682	(288,085)	23,246,972
Equity securities	334,505	9,031	(5,052)	338,484
Short-term investments	32,524	—	—	32,524
	$22,636,404	$1,274,713	$(293,137)	$23,617,980

As of June 30, 2011, the Company had an additional $2.9 billion of fixed maturities, $11.3 million of equity securities, and $102.2 million of short-term investments classified as trading securities.

The amortized cost and fair value of available-for-sale fixed maturities as of June 30, 2011, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$625,459	$640,235
Due after one year through five years	3,715,102	3,875,630
Due after five years through ten years	6,318,142	6,669,230
Due after ten years	11,610,672	12,061,877
	$22,269,375	$23,246,972

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

During the three and six months ended June 30, 2011, the Company recorded other-than-temporary impairments on investments of $15.7 million and $31.7 million, respectively, related to debt securities. Of the $15.7 million of impairments for the three months ended June 30, 2011, $9.5 million was recorded in earnings and $6.2 million was recorded in other comprehensive income (loss). Of the $31.7 million of impairments for the six months ended June 30, 2011, $15.2 million was recorded in earnings and $16.5 million was recorded in other comprehensive income (loss).  During this period, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intends to sell or expects to be required to sell, except with respect to certain debt securities that were part of the Company’s collateral in its securities lending program

For the three and six months ended June 30, 2011, there were no other-than-temporary impairments related to equity securities.

The following chart is a rollforward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Beginning balance	$40,615	$33,366	$39,427	$25,076
Additions for newly impaired securities	5,797	12,894	9,406	19,450
Additions for previously impaired securities	3,435	17	4,103	1,751
Reductions for previously impaired securities due to a change in expected cash flows	—	—	—	—
Reductions for previously impaired securities that were sold in the current period	—	(14,701)	(3,089)	(14,701)
Other	—	—	—	—
Ending balance	$49,847	$31,576	$49,847	$31,576

The following table includes investments’ gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$452,087	$(22,852)	$685,680	$(86,178)	$1,137,767	$(109,030)
Commercial mortgage-backed securities	109,354	(2,045)	—	—	109,354	(2,045)
Other asset-backed securities	78,403	(1,556)	584,736	(31,351)	663,139	(32,907)
U.S. government-related securities	214,222	(2,262)	—	—	214,222	(2,262)
Other government-related securities	—	—	—	—	—	—
States, municipals, and political subdivisions	232,750	(6,214)	23,362	(1,638)	256,112	(7,852)
Corporate bonds	2,080,437	(67,082)	560,460	(66,907)	2,640,897	(133,989)
Equities	20,950	(2,957)	13,399	(2,095)	34,349	(5,052)
	$3,188,203	$(104,968)	$1,867,637	$(188,169)	$5,055,840	$(293,137)

The RMBS have a gross unrealized loss greater than twelve months of $86.2 million as of June 30, 2011. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $31.4 million as of June 30, 2011. This category predominately includes student-loan backed auction rate securities whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These losses relate to the auction rate securities (“ARS”) market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or until maturity.

The corporate bonds category has gross unrealized losses greater than twelve months of $66.9 million as of June 30, 2011. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

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

The following table includes investments’ gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$237,450	$(17,877)	$1,173,541	$(125,334)	$1,410,991	$(143,211)
Commercial mortgage-backed securities	25,679	(933)	—	—	25,679	(933)
Other asset-backed securities	167,089	(2,452)	594,756	(27,212)	761,845	(29,664)
U.S. government-related securities	144,807	(3,071)	—	—	144,807	(3,071)
Other government-related securities	33,936	(8)	14,993	(7)	48,929	(15)
States, municipals, and political subdivisions	563,352	(22,345)	—	—	563,352	(22,345)
Corporate bonds	2,264,649	(82,343)	835,655	(94,843)	3,100,304	(177,186)
Equities	11,950	(3,321)	13,544	(1,961)	25,494	(5,282)
	$3,448,912	$(132,350)	$2,632,489	$(249,357)	$6,081,401	$(381,707)

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

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities

As of June 30, 2011, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $2.4 billion and had an amortized cost of $2.6 billion. In addition, included in the Company’s trading portfolio, the Company held $242.6 million of securities which were rated below investment grade. Approximately $524.8 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(Dollars In Thousands)
Fixed maturities	$169,348	$197,308
Equity securities	(3,372)	(3,788)

5.             MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2011, the Company’s mortgage loan holdings were approximately $5.3 billion.

As of June 30, 2011 and December 31, 2010, the Company had an allowance for mortgage loan credit losses of $7.6 million and $11.7 million, respectively. Over the past ten years, the Company’s commercial mortgage loan portfolio has experienced an average credit loss factor of approximately 0.02%. Due to such low historical losses, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in Subtopic 310. Since the Company uses the specific identification method for calculating reserves, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each borrower. When issues are identified, the severity of the issues is assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that borrower. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan. A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement. The loans subject to a pooling and servicing agreement have been included on our consolidated condensed balance sheet beginning in the first quarter of 2010 in accordance with ASU 2009-17.

For loans not subject to a pooling and servicing agreement, as of June 30, 2011, $22.5 million, or 0.4%, of the mortgage loan portfolio was nonperforming. As of June 30, 2011, delinquent mortgage loans, foreclosed properties, and restructured loans pursuant to a pooling and servicing agreement totaled $20.2 million, and were less than 0.1% of invested assets. This amount pursuant to a pooling and servicing agreement includes $19.7 million, or 0.4%, that was either nonperforming or has been restructured under the terms and conditions of the pooling and service agreement.

The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

An analysis of the change in the allowance for mortgage loan credit losses is provided in the following chart:

	As of
	June 30, 2011	December 31, 2010
	(Dollars In Thousands)
Beginning balance	$11,650	$1,725
Charge offs	(9,358)	(1,146)
Recoveries	(2,386)	—
Provision	7,694	11,071
Ending balance	$7,600	$11,650

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of June 30, 2011:

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$40,759	$10,335	$15,719	$66,813
Number of delinquent commercial mortgage loans	8	3	9	20

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of June 30, 2011:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$14,089	$14,089	$—	$1,761	$35	$56
With an allowance recorded	20,800	20,800	7,600	3,467	101	118

6.             GOODWILL

During the six months ended June 30, 2011, the Company decreased its goodwill balance by approximately $1.5 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2011 on the portion of tax goodwill in excess of GAAP basis goodwill. As of June 30, 2011, the Company had an aggregate goodwill balance of $113.2 million.

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

The Company also considers its market capitalization in assessing the reasonableness of the fair values estimated for its reporting units in connection with its goodwill impairment testing. In considering the Company’s

June 30, 2011 common equity price, which was lower than its book value per share, the Company noted there are several factors that would result in its market capitalization being lower than the fair value of its reporting units that are tested for goodwill impairment. Such factors that would not be reflected in the valuation of the Company’s reporting units with goodwill include, but are not limited to: a potential concern about future earnings growth, negative market sentiment, different valuation methodologies that resulted in low valuation, and increased risk premium for holding investments in mortgage-backed securities and commercial mortgage loans. Deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company’s reporting units. In the Company’s view, market capitalization being below book value does not invalidate the Company’s fair value assessment related to the recoverability of goodwill in its reporting units, and did not result in a triggering or impairment event.

7.             DEBT AND OTHER OBLIGATIONS

Non-recourse funding obligations outstanding as of June 30, 2011, on a consolidated basis, are shown in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$438,300	2052	1.30%

During the first six months of 2011, the Company repurchased $94.1 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $30.7 million gain for the Company.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of June 30, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of the Company’s affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of June 30, 2011, securities related to $438.3 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $136.7 million of the non-recourse funding obligations were held by affiliates.

Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $135.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of June 30, 2011.

8.             COMMITMENTS AND CONTINGENCIES

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

A number of civil jury verdicts have been returned against insurers, broker dealers and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, in the ordinary course of business, is involved in such litigation and arbitration. The occurrence of such litigation and arbitration may become more frequent and/or severe when general economic conditions have deteriorated. The Company is unable to predict the outcome of such litigation and arbitration and is unable to provide a reasonable range of possible losses. Although the Company cannot predict the outcome of any such litigation or arbitration, the Company does not believe that any such outcome will have a material impact, either individually or in the aggregate, on its financial condition or results of the operations. Given the inherent difficulty in predicting the outcome of such legal proceedings, however, it is possible that an adverse outcome in certain such matters could be material to the Company’s financial condition or results of operations for any particular reporting period.

9.             COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Net income	$93,364	$41,244	$160,830	$110,950
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2011 - $85,553; 2010 - $130,774; six months: 2011 - $103,460; 2010 - $273,255)	158,888	242,856	192,151	506,815
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2011 - $(5,444); 2010 - $(6,960); six months: 2011 - $(9,052); 2010 - $(10,455))	(10,111)	(12,924)	(16,811)	(19,416)
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2011 - $(1,777); 2010 - $(3,229); six months: 2011 - $1,844; 2010 - $(194))	(3,299)	(5,952)	3,425	(234)
Change in postretirement benefits liability adjustment, net of income tax: (three months: 2011 - $(451); 2010 - $325; six months: 2011 - $(902); 2010 - $649)	(838)	603	(1,676)	1,205
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2011 - $(7,271); 2010 - $3,894; six months: 2011 - $(10,325); 2010 - $5,619)	(13,508)	7,241	(19,186)	10,659
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2011 - $238; 2010 - $768; six months: 2011 - $(123); 2010 - $(206))	443	1,382	(228)	(370)
Comprehensive income (loss)	224,939	274,450	318,505	609,609
Comprehensive income (loss) attributable to noncontrolling interests	(296)	127	(245)	200
Comprehensive income (loss) attributable to Protective Life Corporation	$224,643	$274,577	$318,260	$609,809

10.          STOCK-BASED COMPENSATION

During the six months ended June 30, 2011, 191,000 performance shares with an estimated fair value of $5.4 million were issued. The criteria for payment of the 2011 performance awards is based primarily on the Company’s average operating return on average equity (“ROE”) over a three-year period. If the Company’s ROE is below 9.0%, no award is earned. If the Company’s ROE is at or above 10.0%, the award maximum is earned. Awards are paid in shares of the Company’s common stock. No performance share awards were issued during the six months ended June 30, 2010.

Additionally, the Company issued 172,000 restricted stock units for the six months ended June 30, 2011. These awards had a total fair value at grant date of $4.9 million. Approximately half of these restricted stock units vest in 2014, and the remainder vest in 2015.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2010	$21.97	2,324,837
SARs granted	—	—
SARs exercised / forfeited / expired	6.65	41,319
Balance as of June 30, 2011	$22.25	2,283,518

There were no SARs issued for the six months ended June 30, 2011. The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s common stock and the market value at the exercise date for each SAR.

11.          EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,194	$2,068	$4,388	$4,136
Interest cost on projected benefit obligation	2,508	2,357	5,016	4,714
Expected return on plan assets	(2,512)	(2,312)	(5,024)	(4,624)
Amortization of prior service cost	(98)	(98)	(196)	(196)
Amortization of actuarial losses	1,388	1,026	2,776	2,052
Total benefit cost	$3,480	$3,041	$6,960	$6,082

During the six months ended June 30, 2011, the Company contributed $2.1 million to its defined benefit pension plan for the 2010 plan year and $2.3 million for the 2011 plan year. In addition, during July of 2011, the Company contributed $2.3 million to the defined benefit pension plan for the 2011 plan year. The Company will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, the Company provides a prescription drug benefit. The cost of these plans for the six months ended June 30, 2011, was immaterial to the Company’s financial statements.

12.          EARNINGS PER SHARE

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income available to PLC’s common shareowners	$93,068	$41,371	$160,585	$111,150

Average shares issued and outstanding	85,434,462	85,634,202	85,556,430	85,610,825
Issuable under various deferred compensation plans	911,754	928,177	917,582	920,636
Weighted shares outstanding - basic	86,346,216	86,562,379	86,474,012	86,531,461

Per share:
Net income available to PLC’s common shareowners - basic	$1.08	$0.48	$1.86	$1.28

Calculation of diluted earnings per share:
Net income available to PLC’s common shareowners	$93,068	$41,371	$160,585	$111,150

Weighted shares outstanding - basic	86,346,216	86,562,379	86,474,012	86,531,461
Stock appreciation rights (“SARs”)(1)	495,197	471,503	497,313	465,304
Issuable under various other stock-based compensation plans	96,829	138,173	118,762	146,599
Restricted stock units	715,489	493,980	646,362	465,663
Weighted shares outstanding - diluted	87,653,731	87,666,035	87,736,449	87,609,027

Per share:
Net income available to PLC’s common shareowners - diluted	$1.06	$0.47	$1.83	$1.27

(1)          Excludes 1,446,130 and 1,475,645 SARs as of June 30, 2011 and 2010, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding for applicable periods.

13.          INCOME TAXES

There have been no material changes to the balance of unrecognized income tax benefits which impacted earnings for the six months ended June 30, 2011. Within the next twelve months, the Company does not expect to have any material adjustments to its unrecognized income tax benefits liability with regard to any of the tax jurisdictions in which it conducts its business operations.

The Company has computed its effective income tax rate for the three and six months ended June 30, 2011 and 2010, based upon its estimate of its annual 2011 and 2010 income. The effective tax rate for the three and six months ended June 30, 2011 was 34.8% and 35.0%, respectively, and 36.0% and 33.1% for the three and six months ended June 30, 2010, respectively.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of June 30, 2011.

14.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,490,156	$7	$2,490,163
Commercial mortgage-backed securities	—	287,504	—	287,504
Other asset-backed securities	—	206,517	637,746	844,263
U.S. government-related securities	898,072	218,241	15,000	1,131,313
States, municipals, and political subdivisions	—	1,174,748	74	1,174,822
Other government-related securities	15,016	128,103	—	143,119
Corporate bonds	100	17,057,663	118,025	17,175,788
Total fixed maturity securities - available-for-sale	913,188	21,562,932	770,852	23,246,972

Fixed maturity securities - trading
Residential mortgage-backed securities	—	348,536	—	348,536
Commercial mortgage-backed securities	—	170,034	—	170,034
Other asset-backed securities	—	20,486	41,093	61,579
U.S. government-related securities	388,541	8,608	3,512	400,661
States, municipals, and political subdivisions	—	208,383	—	208,383
Other government-related securities	—	110,343	—	110,343
Corporate bonds	3,982	1,541,094	42,041	1,587,117
Total fixed maturity securities - trading	392,523	2,407,484	86,646	2,886,653
Total fixed maturity securities	1,305,711	23,970,416	857,498	26,133,625
Equity securities	257,575	11,381	80,782	349,738
Other long-term investments (1)	7,005	4,074	27,531	38,610
Short-term investments	134,698	—	—	134,698
Total investments	1,704,989	23,985,871	965,811	26,656,671
Cash	419,210	—	—	419,210
Other assets	7,204	—	—	7,204
Assets related to separate accounts Variable annuity	6,291,158	—	—	6,291,158
Variable universal life	556,419	—	—	556,419
Total assets measured at fair value on a recurring basis	$8,978,980	$23,985,871	$965,811	$33,930,662

Liabilities:
Annuity account balances (2)	$—	$—	$142,470	$142,470
Other liabilities (1)	6,578	26,507	213,659	246,744
Total liabilities measured at fair value on a recurring basis	$6,578	$26,507	$356,129	$389,214

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the six months ended June 30, 2011.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of June 30, 2011, the Company held $3.5 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of June 30, 2011, the Company held $678.8 million of Level 3 ABS, which included $41.1 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

The fair value calculation of available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	0.9%
Par value	$683.7 million
Weighted-average life	7.5 years

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of June 30, 2011, the Company classified approximately $20.4 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

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

As of June 30, 2011, the Company classified approximately $178.7 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spreads, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

The fair value calculation of bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	69.6%
Weighted-average yield	4.3%
Weighted-average coupon	4.5%
Par value	$194.2 million
Weighted-average stated maturity	5.7 years

Equities

As of June 30, 2011, the Company held approximately $92.2 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free standing and embedded derivative instruments. Refer to Note 15, Derivative Financial Instruments for additional information related to derivatives. Derivative instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2011, 84.7% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analysis.

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

The guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative is carried at fair value in “other assets” and “other liabilities” on the Company’s consolidated balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — derivative financial instruments”; refer to Note 15, Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is found using the discount rate curve, which is London Interbank Offered Rate (“LIBOR”) plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

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

Annuity account balances

The equity indexed annuity (“EIA”) model calculates the present value of future benefit cash flows less the projected future profits to quantify the net liability that is held as a reserve. This calculation is done using multiple risk neutral stochastic equity scenarios. The cash flows are discounted using LIBOR plus a credit spread. Best estimate assumptions are used for partial withdrawals, lapses, expenses and asset earned rate with a risk margin applied to each. These assumptions are reviewed annually as a part of the formal unlocking process. If an event were to occur within a quarter that would make the assumptions unreasonable, the assumptions would be reviewed within the quarter.

Included in the chart below are current key assumptions which include risk margins for the Company.

Asset Earned Rate	5.90%
Admin Expense per Policy	$91
Partial Withdrawal Rate (for ages less than 70)	2.20%
Partial Withdrawal Rate (for ages 70 and greater)	2.20%
Mortality	65% of 94 GMDB table
Lapse	2.2% to 55% depending on the surrender charge period
Return on Assets	1.5% to 1.85% depending on the guarantee period

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for June 30, 2011, ranged from a one month rate of 0.33%, a 5 year rate of 3.11%, and a 30 year rate of 5.38%.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2011, for which the Company has used significant unobservable inputs (Level 3):

Total
Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$19	$—	$—	$—	$—	$—	$(12)	$—	$—	$—	$—	$7	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	639,407	1,786	1,751	(2,133)	(3,050)	109,148	(109,148)	—	—	—	(15)	637,746	—
U.S. government-related securities	15,084	—	—	—	(87)	—	—	—	—	—	3	15,000	—
States, municipals, and political subdivisions	78	—	—	—	—	—	(4)	—	—	—	—	74	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	64,907	—	1,471	—	(287)	40,000	(764)	—	—	12,698	—	118,025	—
Total fixed maturity securities - available-for-sale	719,495	1,786	3,222	(2,133)	(3,424)	149,148	(109,928)	—	—	12,698	(12)	770,852	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	41,713	329	—	(457)	—	3,792	(5,060)	—	—	—	776	41,093	(128)
U.S. government-related securities	3,384	130	—	—	—	—	—	—	—	—	(2)	3,512	130
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—	—	42,041	—	42,041	374
Total fixed maturity securities - trading	45,097	459	—	(457)	—	3,792	(5,060)	—	—	42,041	774	86,646	376
Total fixed maturity securities	764,592	2,245	3,222	(2,590)	(3,424)	152,940	(114,988)	—	—	54,739	762	857,498	376
Equity securities	79,544	49	—	—	(745)	1,962	(49)	—	—	21	—	80,782	—
Other long-term investments (1)	26,072	1,459	—	—	—	—	—	—	—	—	—	27,531	1,459
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	870,208	3,753	3,222	(2,590)	(4,169)	154,902	(115,037)	—	—	54,760	762	965,811	1,835
Total assets measured at fair value on a recurring basis	$870,208	$3,753	$3,222	$(2,590)	$(4,169)	$154,902	$(115,037)	$—	$—	$54,760	$762	$965,811	$1,835

Liabilities:
Annuity account balances (2)	$143,020	$—	$—	$2,104	$—	$—	$—	$135	$2,789	$—	$—	$142,470	$—
Other liabilities (1)	178,386	—	—	37,141	—	—	1,868	—	—	—	—	213,659	(37,141)
Total liabilities measured at fair value on a recurring basis	$321,406	$—	$—	$39,245	$—	$—	$1,868	$135	$2,789	$—	$—	$356,129	$(37,141)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the three months ended June 30, 2011, $54.8 million of securities were transferred into Level 3. This amount was transferred almost entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of June 30, 2011.

For the three months ended June 30, 2011, there were no securities transferred out of Level 3.

For the three months ended June 30, 2011, there were no transfers from Level 2 to Level 1.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2011, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$20	$—	$12	$(4)	$—	$—	$(12)	$—	$—	$(9)	$—	$7	$—
Commercial mortgage-backed securities	19,901	—	147	—	—	—	(102)	—	—	(19,946)	—	—	—
Other asset-backed securities	641,129	1,786	2,158	(2,133)	(5,146)	118,598	(118,598)	—	—	—	(48)	637,746	—
U.S. government-related securities	15,109	—	—	—	(115)	—	—	—	—	—	6	15,000	—
States, municipals, and political
subdivisions	78	—	—	—	—	—	(4)	—	—	—	—	74	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	65,032	—	1,485	—	(956)	40,000	(2,121)	—	—	14,585	—	118,025	—
Total fixed maturity securities - available-for-sale	741,269	1,786	3,802	(2,137)	(6,217)	158,598	(120,837)	—	—	(5,370)	(42)	770,852	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59,925	1,152	—	(1,313)	—	3,792	(23,952)	—	—	—	1,489	41,093	71
U.S. government-related securities	3,442	130	—	(56)	—	—	—	—	—	—	(4)	3,512	74
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—	—	42,041	—	42,041	374
Total fixed maturity securities - trading	63,367	1,282	—	(1,369)	—	3,792	(23,952)	—	—	42,041	1,485	86,646	519
Total fixed maturity securities	804,636	3,068	3,802	(3,506)	(6,217)	162,390	(144,789)	—	—	36,671	1,443	857,498	519
Equity securities	77,098	49	445	—	(744)	3,962	(49)	—	—	21	—	80,782	—
Other long-term investments (1)	25,065	2,466	—	—	—	—	—	—	—	—	—	27,531	2,466
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	906,799	5,583	4,247	(3,506)	(6,961)	166,352	(144,838)	—	—	36,692	1,443	965,811	2,985
Total assets measured at fair value on a recurring basis	$906,799	$5,583	$4,247	$(3,506)	$(6,961)	$166,352	$(144,838)	$—	$—	$36,692	$1,443	$965,811	$2,985

Liabilities:
Annuity account balances (2)	$143,264	$—	$—	$4,235	$—	$—	$—	$314	$5,343	$—	$—	$142,470	$—
Other liabilities (1)	190,529	—	—	24,998	—	—	1,868	—	—	—	—	213,659	(24,998)
Total liabilities measured at fair value on a recurring basis	$333,793	$—	$—	$29,233	$—	$—	$1,868	$314	$5,343	$—	$—	$356,129	$(24,998)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the six months ended June 30, 2011, $56.7 million of securities were transferred into Level 3. This amount was transferred almost entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of June 30, 2011.

For the six months ended June 30, 2011, $20.0 million of securities were transferred out of Level 3. This amount was transferred almost entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs, as of June 30, 2011. All transfers are recognized as of the end of the reporting period.

For the six months ended June 30, 2011, there were no transfers from Level 2 to Level 1.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

	As of
	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$5,349,851	$5,873,698	$4,892,829	$5,336,732
Policy loans	881,757	881,757	793,448	793,448

Liabilities:
Stable value product account balances	$2,565,235	$2,637,115	$3,076,233	$3,163,902
Annuity account balances	10,899,995	10,761,826	10,591,605	10,451,526
Mortgage loan backed certificates	42,862	43,602	61,678	63,127

Debt:
Bank borrowings	$135,000	$135,000	$142,000	$142,000
Senior and Medium-Term Notes	1,359,852	1,496,477	1,359,852	1,455,641
Subordinated debt securities	524,743	523,135	524,743	517,383
Non-recourse funding obligations	438,300	329,263	532,400	389,534

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

Non-recourse funding obligations

As of June 30, 2011, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

15.          DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency. The Company also uses equity options and futures, interest rate futures, and variance swaps to mitigate its exposure to the value of equity indexed annuity contracts and guaranteed benefits related to variable annuity contracts.

During the second quarter of 2011, the Company sold credit default protection on single name entities to mitigate the risk related to certain guaranteed minimum benefits within its variable annuity products. These contracts entitle the Company to receive periodic payments in exchange for the obligation to compensate the counterparty should the referenced security experience a credit event. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the credit derivatives is $220.0 million. As of June 30, 2011, the fair value of the credit derivatives was a liability of $2.5 million. As of June 30, 2011, the Company had no collateral posted with the counterparties to these positions. If the credit default swaps needed to be settled immediately, the Company would need to post additional payments of $2.5 million.

The Company has sold credit default protection on liquid traded indices to enhance the return on its investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly issued fixed maturity cash investments. Outstanding credit default swaps relate to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require the Company to perform under the credit default swaps, up to the 15% exhaustion point. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the credit derivatives is $25.0 million. As of June 30, 2011, the fair value of the credit derivatives was a liability of $1.5 million. As of June 30, 2011, the Company had collateral of $1.8 million posted with the counterparties to credit default swaps. The collateral is counterparty specific and is not tied to any one contract. If the credit default swaps needed to be settled immediately, the Company would need to post no additional payments.

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

Cash-Flow Hedges

•                  In connection with the issuance of inflation adjusted funding agreements, the Company has entered into swaps to convert the floating CPI-linked interest rate on the contracts to a fixed rate. The Company paid a fixed rate on the swap and received a floating rate equal to the CPI change paid on the funding agreements.

•                  The Company has entered into interest rate swaps to convert LIBOR based floating rate interest payments on funding agreements to fixed rate interest payments.

Other Derivatives

The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been designated by the Company for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

•                  The Company uses equity, interest rate, and currency futures to mitigate the interest rate risk related to certain guaranteed minimum benefits within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in net pre-tax losses of $1.5 million and $19.3 million for the three and six months ended June 30, 2011, respectively. The interest rate futures resulted in pre-tax gains of $9.0 million and $3.4 million, and currency futures resulted in a net pre-tax loss of $0.2 million for the three and six months ended June 30, 2011, respectively. Such positions were not held during the six months ended June 30, 2010.

•                  The Company uses equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity options resulted in net pre-tax losses of $4.0 million and $7.3 million and volatility swaps resulted in net pre-tax losses of $0.9 million and $3.7 million for the three and six months ended June 30, 2011, respectively. Such positions were not held during the six months ended June 30, 2010.

•                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax losses of $5.5 million and gains of $2.7 million for the three and six months ended June 30, 2011, and pre-tax losses of $49.3 million and $40.2 million for the three and six months ended June 30, 2010, respectively, related to these embedded derivatives.

•                  The Company entered into credit default swaps to enhance the return on its investment portfolio, as well as mitigate the interest rate risk related to certain guaranteed minimum benefits within our variable annuity products. The Company reported net pre-tax gains of $0.9 million and $0.7 million for the three and six months ended June 30, 2011, and pre-tax losses of $1.1 million and $0.6 million for the three and six months ended June 30 2010, respectively, related to credit default swaps from the change in swaps’ fair value and premium income.

•                  The Company uses certain interest rate swaps to mitigate interest rate risk related to floating rate exposures. The Company recognized pre-tax losses of $3.0 million and $2.5 million on interest rate swaps for the three and six months ended June 30, 2011 and pre-tax losses of $6.4 million and $8.8 million on interest rate swaps for the three and six months ended June 30, 2010, respectively.

•                  The Company uses other types of derivatives to manage risk related to other exposures. The Company recognized pre-tax losses of $0.6 million for the three months ended June 30, 2011 and losses that were immaterial for the six months ended June 30, 2011. The Company recognized gains that were immaterial for the three months ended June 30, 2010 and pre-tax gains of $0.8 million for the six months ended June 30, 2010.

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

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of June 30, 2011		As of December 31, 2010
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$29,828	$13	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	25,000	3,596	25,000	3,808
Credit default swaps	80,000	465	—	—
Embedded derivative - Modco reinsurance treaties	30,030	1,988	29,563	2,687
Embedded derivative - GMWB	1,645,178	25,540	1,094,395	22,346
Equity futures	581	11	—	—
Currency futures	38,085	420	—	—
Other	414,289	6,577	100,507	6,826
	$2,262,991	$38,610	$1,249,465	$35,667
Other liabilities
Cash flow hedges:
Inflation	$263,551	$8,152	$293,379	$12,005
Interest rate	75,000	5,315	75,000	6,747
Derivatives not designated as hedging instruments:
Credit default swaps	165,000	4,422	25,000	1,099
Interest rate swaps	110,000	8,618	110,000	9,137
Embedded derivative - Modco reinsurance treaties	2,799,920	166,779	2,842,862	146,105
Embedded derivative - GMWB	2,052,821	42,481	1,493,745	41,948
Interest rate futures	381,653	3,531	598,357	16,764
Equity futures	89,808	3,045	327,321	7,231
Currency futures	13,581	2	—	—
Other	240,084	4,399	339,350	2,475
	$6,191,418	$246,744	$6,105,014	$243,511

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended June 30, 2011			For The Six Months Ended June 30, 2011
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(248)	$—	$—	$(343)
Inflation	—	—	(5,907)	—	—	2,184

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income
(effective portion):
Interest rate	$—	$(895)	$—	$—	$—	$(1,778)
Inflation	—	(250)	—	—	—	(1,328)

Gain (loss) recognized in income
(ineffective portion):
Inflation	$(617)	$—	$—	$28	$—	$—

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended June 30, 2010			For The Six Months Ended June 30, 2010
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(858)	$—	$—	$(2,116)
Inflation	—	—	(9,314)	—	—	(3,892)

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income
(effective portion):
Interest rate	$—	$(1,982)	$—	$—	$(3,973)	$—
Inflation	—	(463)	—	—	(1,084)	—

Gain (loss) recognized in income
(ineffective portion):
Inflation	$(696)	$—	$—	$(336)	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $2.7 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses) - derivative financial instruments

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)

Interest rate risk:
Interest rate futures	$9,039	$—	$3,369	$—
Interest rate swaps	(2,989)	(6,382)	(2,457)	(8,774)
Credit default swaps	917	(1,142)	694	(637)
Embedded derivative - Modco reinsurance treaties	(29,214)	(63,063)	(21,372)	(94,157)
Embedded derivative - GMWB	(5,533)	(49,326)	2,662	(40,202)
Derivatives related to equity futures	(1,503)	—	(19,346)	—
Derivatives related to currency futures	(199)	—	(199)	—
Derivatives related to volatility swaps	(917)	—	(3,734)	—
Derivatives related to equity options	(3,982)	—	(7,259)	—
Other	(612)	25	(37)	810
	$(34,993)	$(119,888)	$(47,679)	$(142,960)

Realized investment gains (losses) - all other investments

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)

Modco trading portfolio(1)	$33,603	$63,967	$27,954	$108,060

(1)  The Company elected to include the use of alternate disclosures for trading activities.

16.          OPERATING SEGMENTS

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

•                  The Life Marketing segment markets UL, variable universal life, bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

•                  The Stable Value Products segment sells guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. In addition, the segment issues funding agreements to the FHLB, and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.

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

There were no significant intersegment transactions during the six months ended June 30, 2011 and 2010.

The following tables summarize financial information for the Company’s segments:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Revenues
Life Marketing	$326,427	$298,128	$656,764	$607,132
Acquisitions	242,771	177,579	442,894	376,296
Annuities	153,602	85,475	283,734	226,055
Stable Value Products	46,421	37,273	91,136	85,229
Asset Protection	69,777	67,769	137,680	134,200
Corporate and Other	63,786	45,878	127,656	74,960
Total revenues	$902,784	$712,102	$1,739,864	$1,503,872
Segment Operating Income (Loss)
Life Marketing	$33,704	$35,755	$59,943	$76,433
Acquisitions	39,429	30,190	71,820	61,559
Annuities	24,375	605	37,460	18,792
Stable Value Products	19,142	10,979	28,337	22,006
Asset Protection	5,530	6,616	12,072	19,683
Corporate and Other	3,977	377	13,998	(15,755)
Total segment operating income	126,157	84,522	223,630	182,718
Realized investment (losses) gains - investments(1)(3)	49,617	50,578	47,493	86,394
Realized investment (losses) gains - derivatives(2)	(32,797)	(70,513)	(24,000)	(103,176)
Income tax expense	(49,909)	(23,216)	(86,538)	(54,786)
Net income available to PLC’s common shareowners	$93,068	$41,371	$160,585	$111,150

(1) Realized investment (losses) gains - investments	$49,430	$50,906	$48,239	$86,936
Less: related amortization of DAC/VOBA	(187)	328	746	542
	$49,617	$50,578	$47,493	$86,394

(2) Realized investment gains (losses) - derivatives	$(34,993)	$(119,888)	$(47,679)	$(142,960)
Less: settlements on certain interest rate swaps	—	42	—	84
Less: derivative activity related to certain annuities	(2,196)	(49,417)	(23,679)	(39,868)
	$(32,797)	$(70,513)	$(24,000)	$(103,176)

(3)          Includes other-than-temporary impairments of $9.5 million and $15.2 million for the three and six months ended June 30, 2011, respectively, and $16.8 million and $28.7 million for the three and six months ended June 30, 2010, respectively.

	Operating Segment Assets
	As of June 30, 2011
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$10,165,308	$11,677,513	$14,140,861	$2,562,165
Deferred policy acquisition costs and value of business acquired	2,532,898	892,883	518,129	3,070
Goodwill	10,192	40,263	—	—
Total assets	$12,708,398	$12,610,659	$14,658,990	$2,565,235

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$698,051	$7,580,311	$21,979	$46,846,188
Deferred policy acquisition costs and value of business acquired	78,192	3,280	—	4,028,452
Goodwill	62,671	83	—	113,209
Total assets	$838,914	$7,583,674	$21,979	$50,987,849

	Operating Segment Assets
	As of December 31, 2010
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,623,991	$10,270,540	$12,603,533	$3,069,330
Deferred policy acquisition costs and value of business acquired	2,475,621	810,681	471,163	6,903
Goodwill	10,192	41,812	—	—
Total assets	$12,109,804	$11,123,033	$13,074,696	$3,076,233

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$691,973	$7,313,232	$23,686	$43,596,285
Deferred policy acquisition costs and value of business acquired	83,878	3,497	—	3,851,743
Goodwill	62,671	83	—	114,758
Total assets	$838,522	$7,316,812	$23,686	$47,562,786

17.          SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to June 30, 2011, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

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

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•                  Life Marketing - We market universal life (“UL”), variable universal life, bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

•                  Stable Value Products - We sell guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. In addition, the segment issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.

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

EXECUTIVE SUMMARY

We reported solid core performance across our business segments in the first six months of 2011. Our operating earnings, adjusted for non-core items and the later-than-expected closing of the coinsurance agreement with Liberty Life Insurance Company, were essentially in line with our plan. We were also encouraged by the fact that sales in our life insurance, annuities, stable value products, and asset protection segments exceeded our plans for the first six months of the year. Based on the fundamental underlying trends we have experienced, we believe we are positioning ourselves well and on our way toward successfully executing our plan for the year.

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

•                  our investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income available to PLC’s common shareowners:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$33,704	$35,755	(5.7)%	$59,943	$76,433	(21.6)%
Acquisitions	39,429	30,190	30.6	71,820	61,559	16.7
Annuities	24,375	605	n/m	37,460	18,792	99.3
Stable Value Products	19,142	10,979	74.4	28,337	22,006	28.8
Asset Protection	5,530	6,616	(16.4)	12,072	19,683	(38.7)
Corporate and Other	3,977	377	n/m	13,998	(15,755)	n/m
Total segment operating income	126,157	84,522	49.3	223,630	182,718	22.4
Realized investment gains (losses) - investments(1)(3)	49,617	50,578		47,493	86,394
Realized investment gains (losses) - derivatives(2)	(32,797)	(70,513)		(24,000)	(103,176)
Income tax expense	(49,909)	(23,216)		(86,538)	(54,786)
Net income available to PLC’s common shareowners	$93,068	$41,371	n/m	$160,585	$111,150	44.5

(1) Realized investment gains (losses) - investments(3)	$49,430	$50,906		$48,239	$86,936
Less: related amortization of DAC	(187)	328		746	542
	$49,617	$50,578		$47,493	$86,394

(2) Realized investment gains (losses) - derivatives	$(34,993)	$(119,888)		$(47,679)	$(142,960)
Less: settlements on certain interest rate swaps	—	42		—	84
Less: derivative activity related to certain annuities	(2,196)	(49,417)		(23,679)	(39,868)
	$(32,797)	$(70,513)		$(24,000)	$(103,176)

(3)          Includes other-than-temporary impairments of $9.5 million and $15.2 million for the three and six months ended June 30, 2011, respectively, and $16.8 million and $28.7 million for the three and six months ended June 30, 2010, respectively.

For The Three Months Ended June 30, 2011 as compared to The Three Months Ended June 30, 2010

Net income available to PLC’s common shareowners for the three months ended June 30, 2011, included a $41.6 million, or 49.3%, increase in segment operating income. The increase was primarily related to a $9.2 million increase in the Acquisition segment, a $23.8 million increase in the Annuities segment, an $8.2 million increase in the Stable Value Products segment, and a $3.6 million increase in the Corporate and Other segment. These increases were partially offset by a $2.1 million decrease in the Life Marketing segment and a $1.1 million decrease in the Asset Protection segment.

We experienced net realized gains of $14.4 million for the three months ended June 30, 2011, as compared to net realized losses of $69.0 million for the three months ended June 30, 2010. The gains realized for the three months ended June 30, 2011, were primarily related to $30.3 million of gains related to investment securities sale activity, a gain of $9.0 million related to interest rate futures that were entered into to mitigate risk related to certain guaranteed minimum variable annuity benefits, and $4.4 million of gains related to the net activity related to the modified coinsurance portfolio. Offsetting these gains were losses of $9.5 million of other-than-temporary impairment credit-related losses, a loss of $5.5 million related to equity options and equity futures, a $3.0 million loss on interest rate swaps, a $5.6 million loss related to other investment and derivative activity, and a loss of $5.5 million related to guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative valuation changes and derivative activity.

•                  Life Marketing segment operating income was $33.7 million for the three months ended June 30, 2011, representing a decrease of $2.1 million, or 5.7%, from the three months ended June 30, 2010. The decrease was primarily due to higher marketing company expenses and higher insurance related operating expenses, including interest expense associated with programs designed to fund traditional life statutory reserves.

•                  Acquisitions segment operating income was $39.4 million for the three months ended June 30, 2011, an increase of $9.2 million, or 30.6%, as compared to the three months ended June 30, 2010, primarily due to the addition of the United Investors and Liberty Life blocks which added $12.6 million to operating income. This increase was partially offset by expected runoff in the existing blocks.

•                  Annuities segment pre-tax operating income was $24.4 million for the three months ended June 30, 2011, as compared to $0.6 million for the three months ended June 30, 2010. The current quarter included a favorable $2.0 million impact related to guaranteed benefits of certain variable annuity (“VA”) contracts, as compared to an unfavorable $14.6 million impact in the second quarter of 2010 related to guaranteed benefits of certain VA contracts. The remainder of the favorable variance is from higher VA fees, higher spreads, and higher average account value growth in the single premium deferred annuities (“SPDA”) line in the current period.

•                  Stable Value Products segment operating income was $19.1 million and increased $8.2 million, or 74.4%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the second quarter 2011 results are participating mortgage loan income and bank loan fee income of $5.4 million and $1.7 million, respectively, as compared to $0.2 million and $1.9 million, respectively, in the second quarter of 2010. The operating spread increased 186 basis points to 312 basis points for the three months ended June 30, 2011, as compared to an operating spread of 126 basis points for the three months ended June 30, 2010.

•                  Asset Protection operating income was $5.5 million, representing a decrease of $1.1 million, or 16.4%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Service contract earnings decreased $2.4 million, or 49.6%, as compared to the three months ended June 30, 2010, resulting primarily from higher expenses attributable to increased contingent commissions and expenses related to new initiatives. Credit insurance earnings increased $0.4 million as compared to the three months ended June 30, 2010, primarily due to lower expenses. Earnings from other products, including non-core lines, increased $0.9 million, or 52.5%, for the three months ended June 30, 2011, primarily due to higher GAP volume and favorable loss experience in the GAP product line.

•                  Corporate and Other segment operating income was $4.0 million for the three months ended June 30, 2011, as compared to $0.4 million for the three months ended June 30, 2010. The variance was primarily due to an $11.1 million favorable variance related to the repurchase of non-recourse funding obligations. $20.6 million of gains was generated by repurchases in the second quarter of 2011, as compared to $9.5 million of gains generated in the second quarter of 2010. In addition, a favorable variance of $4.9 million related to a portfolio of securities designated for trading as compared to the same period in the prior year. Partially offsetting this increase was a decline in the segment’s core net investment income.

For The Six Months Ended June 30, 2011 as compared to The Six Months Ended June 30, 2010

Net income available to PLC’s common shareowners for the six months ended June 30, 2011, included a $40.9 million, or 22.4%, increase in segment operating income. The increase was primarily related to a $10.3 million increase in the Acquisition segment, an $18.7 million increase in the Annuities segment, a $6.3 million increase in the Stable Value Products segment, and a $29.8 million improvement in the Corporate and Other segment. These increases were partially offset by a $16.5 million decrease in the Life Marketing segment and a $7.6 million decrease in the Asset Protection segment.

We experienced net realized gains of $0.6 million for the six months ended June 30, 2011, as compared to net realized losses of $56.0 million for the six months ended June 30, 2010. The gains realized for the six months ended June 30, 2011, were primarily caused by a gain of $44.7 million related to investment securities sale activity, $3.4 million related to interest rate futures that were entered into to mitigate risk related to certain guaranteed minimum variable annuity benefits, $6.6 million of gains related to the net activity related to the modified coinsurance portfolio, and a gain of $2.7 million related to GMWB embedded derivative valuation changes and derivative activity. Offsetting these gains were losses of $15.2 million of other-than-temporary impairment credit-related losses, a loss of $26.6 million related to equity options and equity futures, a $2.5 million loss on interest rate swaps, and a $9.3 million loss related to other investment and derivative activity.

•                  Life Marketing segment operating income was $59.9 million for the six months ended June 30, 2011, representing a decrease of $16.5 million, or 21.6%, from the six months ended June 30, 2010. The decrease was primarily due to less favorable mortality results, higher marketing company expenses and higher insurance related operating expenses, including interest expenses associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

•                  Acquisitions segment operating income was $71.8 million for the six months ended June 30, 2011, an increase of $10.3 million, or 16.7%, as compared to the six months ended June 30, 2010, primarily due to the addition of the United Investors and Liberty Life blocks which added $20.3 million to operating income. This increase was partly offset by lower spreads and higher mortality and morbidity in some lines and the expected runoff in other blocks of business.

•                  Annuities segment pre-tax operating income was $37.5 million for the six months ended June 30, 2011, as compared to $18.8 million for the six months ended June 30, 2010. The first six months of 2010 included an unfavorable impact of $8.5 million related to guaranteed benefits of certain VA contracts, while the first six months of 2010 included an unfavorable $10.0 million impact related to guaranteed benefits of certain VA contracts. Other items accounted for the remainder of the variance including growth in the SPDA line of business, higher fees related to VA account balances and a $1.7 million improvement in single premium immediate annuities (“SPIA”) mortality results.

•                  Stable Value Products segment operating income was $28.3 million and increased $6.3 million, or 28.8%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the six months ended June 30, 2011 results are participating mortgage loan income and bank loan fee income of $5.5 million and $1.7 million, respectively, as compared to $0.3 million and $2.1 million, respectively, for the six months ended June 30, 2010. The operating spread increased 97 basis points to 223 basis points for the six months ended June 30, 2011, as compared to an operating spread of 126 basis points for the six months ended June 30, 2010.

•                  Asset Protection segment operating income was $12.1 million, representing a decrease of $7.6 million, or 38.7%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Earnings from other products, including the GAP product and non-core lines, decreased $5.8 million, or 52.2%, for the six months ended June 30, 2011, primarily due to a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business in the first quarter of 2010. Service contract earnings decreased $2.9 million, or 31.1%, as compared to the six months ended June 30, 2010. The decrease primarily resulted from higher expenses attributable to increased contingent commissions and expenses related to new initiatives. Credit insurance earnings increased $1.1 million as compared to the six months ended June 30, 2010, primarily due to lower loss ratios and lower expenses.

•                  Corporate and Other segment operating income was $14.0 million for the six months ended June 30, 2011, as compared to a loss of $15.8 million for the six months ended June 30, 2010. The improvement was primarily due to a $21.2 million favorable variance on the repurchase of non-recourse funding obligations. $30.7 million of gains was generated by repurchases in the first six months of 2011, as compared to $9.5 million of gains generated in the first six months of 2010. In addition, during the first quarter of 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$406,566	$407,900	(0.3)%	$800,231	$781,290	2.4%
Reinsurance ceded	(219,292)	(227,543)	(3.6)	(417,378)	(404,295)	3.2
Net premiums and policy fees	187,274	180,357	3.8	382,853	376,995	1.6
Net investment income	110,230	94,763	16.3	216,857	185,907	16.6
Other income	28,923	23,008	25.7	57,054	44,230	29.0
Total operating revenues	326,427	298,128	9.5	656,764	607,132	8.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	236,439	217,032	8.9	481,601	437,588	10.1
Amortization of deferred policy acquisition costs	31,989	30,892	3.6	67,558	64,970	4.0
Other operating expenses	24,295	14,449	68.1	47,662	28,141	69.4
Total benefits and expenses	292,723	262,373	11.6	596,821	530,699	12.5
INCOME BEFORE INCOME TAX	33,704	35,755	(5.7)	59,943	76,433	(21.6)
OPERATING INCOME	$33,704	$35,755	(5.7)	$59,943	$76,433	(21.6)

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$1,305	$17,626	(92.6)%	$3,168	$38,391	(91.7)%
Universal life	32,988	23,313	41.5	68,933	44,576	54.6
BOLI	3,460	1,974	75.3	8,121	2,914	n/m
	$37,753	$42,913	(12.0)	$80,222	$85,881	(6.6)
Sales By Distribution Channel
Brokerage general agents	$21,183	$26,654	(20.5)	$45,703	$53,005	(13.8)
Independent agents	4,507	6,254	(27.9)	9,230	12,945	(28.7)
Stockbrokers / banks	8,427	8,031	4.9	16,770	17,002	(1.4)
BOLI / other	3,636	1,974	84.2	8,519	2,929	n/m
	$37,753	$42,913	(12.0)	$80,222	$85,881	(6.6)
Average Life Insurance In-force(1)
Traditional	$479,932,682	$497,366,086	(3.5)	$482,799,992	$497,143,901	(2.9)
Universal life	68,085,488	54,125,544	25.8	65,610,664	53,884,068	21.8
	$548,018,170	$551,491,630	(0.6)	$548,410,656	$551,027,969	(0.5)
Average Account Values
Universal life	$5,994,964	$5,515,913	8.7	$5,918,246	$5,465,071	8.3
Variable universal life	386,002	319,278	20.9	379,685	317,522	19.6
	$6,380,966	$5,835,191	9.4	$6,297,931	$5,782,593	8.9

Traditional Life Mortality Experience(2)	89%	87%		91%	81%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Represents the incurred claims as a percentage of original pricing expected.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$42,426	$51,844	(18.2)%	$90,628	$103,501	(12.4)%
Renewal commissions	8,990	9,142	(1.7)	17,832	17,756	0.4
First year ceding allowances	(2,229)	(2,390)	(6.7)	(4,398)	(4,478)	(1.8)
Renewal ceding allowances	(42,871)	(48,356)	(11.3)	(83,337)	(94,226)	(11.6)
General & administrative	38,211	41,694	(8.4)	78,117	81,599	(4.3)
Taxes, licenses, and fees	9,160	8,536	7.3	18,435	16,519	11.6
Other operating expenses incurred	53,687	60,470	(11.2)	117,277	120,671	(2.8)
Less: commissions, allowances & expenses capitalized	(58,483)	(68,171)	(14.2)	(125,423)	(135,584)	(7.5)
Other insurance company operating expenses	(4,796)	(7,701)	(37.7)	(8,146)	(14,913)	(45.4)
Marketing Companies:
Commissions	21,350	17,314	23.3	42,421	33,212	27.7
Other operating expenses	7,741	4,836	60.1	13,387	9,842	36.0
Other marketing company operating expenses	29,091	22,150	31.3	55,808	43,054	29.6
Other operating expenses	$24,295	$14,449	68.1	$47,662	$28,141	69.4

For The Three Months Ended June 30, 2011 as compared to The Three Months Ended June 30, 2010

Segment operating income

Operating income was $33.7 million for the three months ended June 30, 2011, representing a decrease of $2.1 million, or 5.7%, from the three months ended June 30, 2010. The decrease was primarily due to higher marketing company expenses and higher insurance related operating expenses, including interest expense associated with programs designed to fund traditional life statutory reserves.

Operating revenues

Operating revenues for the three months ended June 30, 2011, increased $28.3 million, or 9.5%, as compared to the three months ended June 30, 2010. This increase was the result of higher premiums and policy fees resulting from larger universal life in-force, higher investment income due to increases in net in-force reserves, higher yields on some portfolios, and higher sales in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $6.9 million, or 3.8%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, as the impact of growth in universal life in-force more than offset the impact of lower in-force premium in the term line.

Net investment income

Net investment income in the segment increased $15.5 million, or 16.3%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Increased retained universal life reserves led to increased investment income of $9.1 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. BOLI reserves slightly increased as BOLI investment income increased $1.1 million. In addition, traditional life investment income increased $5.3 million between 2010 and 2011. Growth in retained reserves and more favorable yields contributed most of the traditional life increase.

Other income

Other income increased $5.9 million, or 25.7%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The increase relates primarily to higher fee revenue generated from increased sales in our marketing companies.

Benefits and settlement expenses

Benefits and settlement expenses increased by $19.4 million, or 8.9%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to growth in retained universal life insurance in-force, higher credited interest on UL products resulting from increases in account values, and higher claims resulting from growth in the UL block and maturing of the traditional in-force block. These items were partly offset by lower traditional reserve increases partly due to lower sales.

Amortization of DAC

DAC amortization increased $1.1 million, or 3.6%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily reflecting growth in the universal life block.

Other operating expenses

Other operating expenses increased $9.8 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. This increase reflects higher marketing company expenses associated with higher sales, a reduction in reinsurance allowances, and an increase in interest expense as compared to the three months ended June 30, 2010, of $2.5 million associated with letter of credit facilities designed to fund traditional life statutory reserves.

Sales

Sales for the segment decreased $5.2 million, or 12.0%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Traditional sales decreased $16.3 million, or 92.6%, as we focused sales efforts on other product lines. A new universal life product was introduced in 2010 which has substantially replaced traditional life products for new sales. Universal life sales increased $9.7 million, or 41.5%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to our increased focus on the product line, including the introduction of new products. While BOLI sales can be somewhat volatile, our BOLI sales have generally increased over the past year due to more favorable market conditions.

For The Six Months Ended June 30, 2011 as compared to The Six Months Ended June 30, 2010

Segment operating income

Operating income was $59.9 million for the six months ended June 30, 2011, representing a decrease of $16.5 million, or 21.6%, from the six months ended June 30, 2010. The decrease was primarily due to less favorable mortality results, higher marketing company expenses and higher insurance related operating expenses, including interest expenses associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

Operating revenues

Operating revenues for the six months ended June 30, 2011, increased $49.6 million, or 8.2%, as compared to the six months ended June 30, 2010. This increase was the result of higher premiums and policy fees, higher investment income due to increases in net in-force reserves, higher yields, and higher sales in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $5.9 million, or 1.6%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to continued growth in universal life in-force business policy fees.

Net investment income

Net investment income in the segment increased $31.0 million, or 16.6%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Increased retained universal life reserves led to increased investment income of $17.2 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Increases in BOLI reserves led to higher BOLI investment income of $1.6 million in the same period. In addition, traditional life investment income increased $11.9 million between 2010 and 2011. Growth in retained reserves and more favorable yields explained most of the traditional life increase.

Other income

Other income increased $12.8 million, or 29.0%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The increase relates primarily to higher fee revenue generated from increased sales in our marketing companies.

Benefits and settlement expenses

Benefits and settlement expenses increased by $44.0 million, or 10.1%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to growth in retained universal life insurance in-force, higher credited interest on UL products resulting from increases in account values, higher claims resulting from growth in the UL block, less favorable term mortality, and maturing of the traditional in-force block.

Amortization of DAC

DAC amortization increased $2.6 million, or 4.0%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily reflecting growth in the universal life block.

Other operating expenses

Other operating expenses increased $19.5 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. This increase reflects higher marketing company expenses of $12.8 million associated with higher sales, a reduction in reinsurance allowances, and an increase in interest expense as compared to the six months ended June 30, 2010, of $7.3 million associated with letter of credit facilities designed to fund traditional life statutory reserves, which was partly offset by lower general administrative insurance company expenses.

Sales

Sales for the segment decreased $5.7 million, or 6.6%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Traditional sales decreased $35.2 million, or 91.7%, as we focused sales efforts on other product lines. A new universal life product was introduced in 2010 which has substantially replaced traditional life products for new sales. Universal life sales increased $24.4 million, or 54.6%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to our increased focus on the product line, including the introduction of new products.

Reinsurance

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(219,292)	$(227,543)	$(417,378)	$(404,295)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(225,537)	(244,737)	(428,665)	(438,742)
Amortization of deferred policy acquisition costs	(14,995)	(12,117)	(27,331)	(19,981)
Other operating expenses (1)	(34,711)	(35,661)	(66,968)	(66,956)
Total benefits and expenses	(275,243)	(292,515)	(522,964)	(525,679)

NET IMPACT OF REINSURANCE (2)	$55,951	$64,972	$105,586	$121,384

Allowances received	$(45,100)	$(50,746)	$(87,735)	$(98,704)
Less: Amount deferred	10,389	15,085	20,767	31,748
Allowances recognized
(ceded other operating expenses) (1)	$(34,711)	$(35,661)	$(66,968)	$(66,956)

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

As shown above, reinsurance had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality and unlocking of balances under the ASC Financial Services-Insurance Topic.

For The Three Months Ended June 30, 2011 as compared to The Three Months Ended June 30, 2010

The decrease in ceded premiums for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was caused primarily by lower ceded traditional life premiums and policy fees of $11.4 million reflecting the runoff of an older in-force block of business which was heavily reinsured. This decrease was partly offset by an increase in universal life ceded premiums and policy fees reflecting growth in in-force business.

Ceded benefits and settlement expenses were lower for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to lower increases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits decreased $10.0 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, as a smaller increase in ceded reserves more than offset higher ceded death benefits. Universal life ceded benefits decreased $9.5 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to lower ceded claims and a lower change in ceded reserves. Ceded universal life claims were $1.3 million lower for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

Ceded amortization of deferred policy acquisitions costs increased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to growth in universal life in-force and differences in DAC unlocking between the two periods.

Total allowances recognized for the three months ended June 30, 2011, decreased from the three months ended June 30, 2010, primarily due to runoff in older blocks of heavily reinsured traditional life business.

For The Six Months Ended June 30, 2011 as compared to The Six Months Ended June 30, 2010

The increase in ceded premiums for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was caused primarily by higher ceded traditional life premiums and policy fees of $7.2 million, higher universal life ceded premiums and policy fees of $4.6 million. The six months ended June 30, 2010 showed lower than normal ceded traditional life premiums due to the one-time impact of a large block of policies reaching the end of the level pay period. Lapses on this block of policies caused decreases in ceded premiums for the six months ended June 30, 2010. The impact on net income was not material as the impact on premiums was largely offset by an impact on reserve changes included in benefits and settlements expenses. Universal life ceded premium increased due to growth in in-force business.

Ceded benefits and settlement expenses were lower for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to lower increases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits decreased $1.0 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to a lower increase in ceded reserves partly offset by higher ceded death benefits. Universal life ceded benefits decreased $9.6 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to a lower change in ceded reserves more than offsetting higher ceded claims. Ceded universal life claims were $13.2 million higher for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Ceded amortization of deferred policy acquisitions costs increased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to growth in universal life in-force and differences in DAC unlocking between the two periods.

Total allowances recognized for the six months ended June 30, 2011, were virtually identical to those recognized for the six months ended June 30, 2010, as growth in universal life allowances offset decreased term allowances.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$215,533	$178,389	20.8%	$396,027	$339,110	16.8%
Reinsurance ceded	(112,681)	(117,492)	(4.1)	(214,475)	(210,626)	1.8
Net premiums and policy fees	102,852	60,897	68.9	181,552	128,484	41.3
Net investment income	132,710	116,748	13.7	250,648	232,149	8.0
Other income	1,391	1,375	1.2	2,670	2,648	0.8
Total operating revenues	236,953	179,020	32.4	434,870	363,281	19.7
Realized gains (losses) - investments	34,676	61,152		29,402	105,671
Realized gains (losses) - derivatives	(28,858)	(62,593)		(21,378)	(92,656)
Total revenues	242,771	177,579		442,894	376,296
BENEFITS AND EXPENSES
Benefits and settlement expenses	164,906	127,554	29.3	307,387	261,028	17.8
Amortization of value of business acquired	17,883	15,868	12.7	33,787	29,063	16.3
Other operating expenses	14,735	5,408	n/m	21,876	11,631	88.1
Operating benefits and expenses	197,524	148,830	32.7	363,050	301,722	20.3
Amortization of VOBA related to realized gains (losses) - investments	170	(266)		869	(123)
Total benefits and expenses	197,694	148,564	33.1	363,919	301,599	20.7
INCOME BEFORE INCOME TAX	45,077	29,015	55.4	78,975	74,697	5.7
Less: realized gains (losses)	5,818	(1,441)		8,024	13,015
Less: related amortization of VOBA	(170)	266		(869)	123
OPERATING INCOME	$39,429	$30,190	30.6	$71,820	$61,559	16.7

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$189,302,441	$186,269,289	1.6%	$188,378,733	$187,785,103	0.3%
Universal life	30,436,492	26,952,745	12.9	29,258,124	27,138,749	7.8
	$219,738,933	$213,222,034	3.1	$217,636,857	$214,923,852	1.3
Average Account Values
Universal life	$3,271,798	$2,735,942	19.6	$3,138,171	$2,752,506	14.0
Fixed annuity(2)	3,344,125	3,380,571	(1.1)	3,363,378	3,400,338	(1.1)
Variable annuity	706,370	134,278	n/m	718,739	136,983	n/m
	$7,322,293	$6,250,791	17.1	$7,220,288	$6,289,827	14.8
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.79%	6.01%		5.75%	5.95%
Interest credited to policyholders	4.17	4.10		4.10	4.19
Interest spread	1.62%	1.91%		1.65%	1.76%

(1)          Amounts are not adjusted for reinsurance ceded.

(2)          Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)          Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.04% and 6.10% for the three and six months ended June 30, 2011 as compared to 6.34% for the three and six months ended June 30, 2010.

For The Three Months Ended June 30, 2011 as compared to The Three Months Ended June 30, 2010

Segment operating income

Operating income was $39.4 million for the three months ended June 30, 2011, an increase of $9.2 million, or 30.6%, as compared to the three months ended June 30, 2010, primarily due to the addition of the United Investors and Liberty Life blocks which added $12.6 million to operating income. This increase was partially offset by expected runoff in the existing blocks.

Operating revenues

Operating revenues for the three months ended June 30, 2011, increased $57.9 million, or 32.4%, as compared to the three months ended June 30, 2010. The increase was primarily due to an increase of $42.0 million in net premiums and policy fees as compared to the three months ended June 30, 2010. The increase in net premiums and policy fees was primarily due to the addition of the United Investors and Liberty Life blocks which added $45.9 million to premiums. This was partly offset by runoff of the existing in-force business. Net investment income increased $16.0 million, or 13.7%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to the addition of the United Investors and Liberty Life blocks which added $24.2 million to net investment income. This increase was partly offset by runoff of the segment’s existing in-force business, resulting in a reduction of invested assets and lower investment income.

Total benefits and expenses

Total benefits and expenses increased $49.1 million, or 33.1%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The increase related primarily to the addition of the United Investors and Liberty Life blocks which added $57.9 million to total benefits and expenses. This was partly offset by expected runoff of the in-force business and lower operating expenses.

For The Six Months Ended June 30, 2011 as compared to The Six Months Ended June 30, 2010

Segment operating income

Operating income was $71.8 million for the six months ended June 30, 2011, an increase of $10.3 million, or 16.7%, as compared to the six months ended June 30, 2010, primarily due to the United Investors and Liberty Life blocks which added $20.3 million to operating income. This increase was partly offset by lower spreads and higher mortality and morbidity in some lines and the expected runoff in other blocks of business.

Operating revenues

Operating revenues for the six months ended June 30, 2011, increased $71.6 million, or 19.7%, as compared to the six months ended June 30, 2010. The increase was primarily due to an increase of $53.1 million in net premiums and policy fees as compared to the six months ended June 30, 2010. The increase in net premiums and policy fees was primarily due to the United Investors and Liberty Life blocks which added $62.5 million to net premiums and policy fees. This was partly offset by the expected runoff of other lines of business. Net investment income increased $18.5 million, or 8.0%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. United Investors and Liberty Life investment income of $33.0 million was partly offset by runoff of the segment’s in-force business and lower yields on certain investment portfolios.

Total benefits and expenses

Total benefits and expenses increased $62.3 million, or 20.7%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The increase reflects the addition of the United Investors and Liberty Life blocks which added $75.9 million to total benefits and expenses which was partly offset by runoff of the segment’s in-force business.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(112,681)	$(117,492)	$(214,475)	$(210,626)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(96,898)	(93,901)	(188,773)	(178,970)
Amortization of value of business acquired	(3,169)	(2,231)	(8,365)	(7,653)
Other operating expenses	(13,973)	(15,110)	(26,917)	(27,895)
Total benefits and expenses	(114,040)	(111,242)	(224,055)	(214,518)

NET IMPACT OF REINSURANCE(1)	$1,359	$(6,250)	$9,580	$3,892

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

The net favorable impact of reinsurance increased $7.6 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, as ceded benefits increased in spite of lower ceded premiums in existing in-force blocks.

The favorable net impact of reinsurance increased $5.7 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, as increases in ceded benefits and expenses more than offset increases in ceded premiums. Increases in ceded premiums, benefits and amortization reflect the addition of the United Investors block.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$16,709	$9,800	70.5%	$31,632	$18,575	70.3%
Reinsurance ceded	(17)	(38)	(55.3)	(38)	(75)	(49.3)
Net premiums and policy fees	16,692	9,762	71.0	31,594	18,500	70.8
Net investment income	128,202	118,719	8.0	252,558	234,916	7.5
Realized gains (losses) - derivatives	(2,196)	(49,417)	(95.6)	(23,679)	(39,868)	(40.6)
Other income	13,119	6,935	89.2	24,477	12,929	89.3
Total operating revenues	155,817	85,999	81.2	284,950	226,477	25.8
Realized gains (losses) - investments	(2,215)	(524)		(1,216)	(422)
Total revenues	153,602	85,475	79.7	283,734	226,055	25.5
BENEFITS AND EXPENSES
Benefits and settlement expenses	99,844	114,534	(12.8)	196,086	208,775	(6.1)
Amortization of deferred policy acquisition costs and value of business acquired	18,530	(38,143)	n/m	25,373	(18,543)	n/m
Other operating expenses	13,068	9,003	45.2	26,031	17,453	49.1
Operating benefits and expenses	131,442	85,394	53.9	247,490	207,685	19.2
Amortization related to benefit and settlement expense	12	—		17	—
Amortization of DAC related to realized gains (losses) - investments	(369)	594		(140)	665
Total benefits and expenses	131,085	85,988	52.4	247,367	208,350	18.7
INCOME (LOSS) BEFORE INCOME TAX	22,517	(513)	n/m	36,367	17,705	n/m
Less: realized gains (losses)	(2,215)	(524)		(1,216)	(422)
Less: amortization related to benefit and settlement expense	(12)	—		(17)	—
Less: related amortization of DAC	369	(594)		140	(665)
OPERATING INCOME	$24,375	$605	n/m	$37,460	$18,792	99.3

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$245,803	$325,299	(24.4)%	$555,067	$543,328	2.2%
Variable annuity	669,021	412,789	62.1	1,276,816	762,725	67.4
	$914,824	$738,088	23.9	$1,831,883	$1,306,053	40.3
Average Account Values
Fixed annuity(1)	$8,522,369	$7,820,272	9.0	$8,407,479	$7,710,618	9.0
Variable annuity	5,392,972	3,212,315	67.9	5,074,099	3,061,036	65.8
	$13,915,341	$11,032,587	26.1	$13,481,578	$10,771,654	25.2
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.00%	6.06%		5.99%	6.09%
Interest credited to policyholders	4.42	4.61		4.41	4.62
Interest spread	1.58%	1.45%		1.58%	1.47%

	As of
	June 30, 2011	December 31, 2010	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(3)	$176,278	$221,907	(20.6)%
GMDB Reserves	5,213	6,107	(14.6)
GMWB Reserves	17,036	19,611	(13.1)
Account value subject to GMWB rider	3,774,599	2,686,125	40.5
S&P 500® Index	1,321	1,258	5.0

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended June 30, 2011 as compared to The Three Months Ended June 30, 2010

Segment operating income

Segment pre-tax operating income was $24.4 million for the three months ended June 30, 2011, as compared to $0.6 million for the three months ended June 30, 2010. The current quarter included a favorable $2.0 million impact related to guaranteed benefits of certain VA contracts, as compared to an unfavorable $14.6 million impact in the second quarter of 2010 related to guaranteed benefits of certain VA contracts. The remainder of the favorable variance is from higher VA fees, higher spreads, and higher average account value growth in the SPDA line in the current period.

Operating revenues

Operating revenues increased $69.8 million, or 81.2%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to a favorable impact from derivatives associated with the VA GMWB rider and the EIA product of $49.8 million and $1.5 million, respectively. The remainder of the increase is due to increases in net investment income, policy fees, and other income. Average fixed account balances grew 9.0% and average variable account balances grew 67.9% for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, resulting in higher investment income, policy fees, and other income.

Benefits and settlement expenses

Benefits and settlement expenses decreased $14.7 million, or 12.8%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. This decrease was primarily due to a $19.0 million favorable change in unearned premium amortization and bonus interest amortization associated with the VA product line. Offsetting this was a $2.1 million unfavorable fair value change related to the EIA reserves. Also, growth in the SPDA and VA has caused an increase in benefits and settlement expenses for those lines.

Amortization of DAC

The increase in DAC amortization for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to changes related to the VA GMWB rider, which caused an increase in amortization of $42.2 million. Unfavorable DAC unlocking of $1.9 million was recorded by the segment during the three months ended June 30, 2011. In addition, growth in the SPDA and VA has caused an increase in DAC amortization for those lines.

Sales

Total sales increased $176.7 million, or 23.9%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Sales of variable annuities increased $256.2 million, or 62.1%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to product positioning and more focus on the VA line of business. Sales of fixed annuities decreased $79.5 million, or 24.4%, for the three months ended June 30, 2011, as compared to the three month ended June 30, 2010, largely due to a decrease in credited rates.

For The Six Months Ended June 30, 2011 as compared to The Six Months Ended June 30, 2010

Segment operating income

Segment pre-tax operating income was $37.5 million for the six months ended June 30, 2011, as compared to $18.8 million for the six months ended June 30, 2010. The first six months of 2011 included an unfavorable impact of $8.5 million related to guaranteed benefits of certain VA contracts, while the first six months of 2010 included an unfavorable $10.0 million impact related to guaranteed benefits of certain VA contracts. Other items accounted for the remainder of the variance including growth in the SPDA line of business, higher fees related to VA account balances and a $1.7 million improvement in SPIA mortality results.

Operating revenues

Segment operating revenues increased $58.5 million, or 25.8%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to a favorable impact from derivatives associated with the VA GMWB rider and the EIA product of $21.6 million and $1.9 million, respectively. The remainder of the increase is due to increases in net investment income, policy fees, and other income. Average fixed account balances grew 9.0% and average variable account balances grew 65.8% for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, resulting in higher investment income, policy fees, and other income.

Benefits and settlement expenses

Benefits and settlement expenses decreased $12.7 million, or 6.1%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. This decrease was primarily due to a $18.7 million favorable change in unearned premium amortization and bonus interest amortization associated with the VA product line. There was also a $1.7 million favorable change in the SPIA mortality results. Offsetting these favorable changes were increased credited interest and a $2.5 million unfavorable fair value change related to the EIA reserves. Also, growth in the SPDA and VA has caused an increase in benefits and settlement expenses for those lines.

Amortization of DAC

The increase in DAC amortization for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was primarily due to changes related to the VA GMWB rider, which caused an increase in amortization of $25.9 million. Unfavorable DAC unlocking of $2.4 million was recorded by the segment during the six months ended June 30, 2011. In addition, growth in the SPDA and VA has caused an increase in DAC amortization for those lines.

Sales

Total sales increased $525.8 million, or 40.3%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Sales of variable annuities increased $514.1 million, or 67.4%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to product positioning and more focus on the VA line of business. Sales of fixed annuities increased $11.7 million, or 2.2%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$39,376	$45,724	(13.9)%	$75,480	$92,144	(18.1)%
Other income	1	—	n/m	—	—	n/m
Realized gains (losses)	7,044	(8,451)	n/m	15,656	(6,915)	n/m
Total revenues	46,421	37,273	24.5	91,136	85,229	6.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	19,381	32,972	(41.2)	42,171	66,703	(36.8)
Amortization of deferred policy acquisition costs	286	882	(67.6)	3,833	1,861	n/m
Other operating expenses	568	891	(36.3)	1,139	1,574	(27.6)
Total benefits and expenses	20,235	34,745	(41.8)	47,143	70,138	(32.8)
INCOME BEFORE INCOME TAX	26,186	2,528	n/m	43,993	15,091	n/m
Less: realized gains (losses)	7,044	(8,451)		15,656	(6,915)
OPERATING INCOME	$19,142	$10,979	74.4	$28,337	$22,006	28.8

The following table summarizes key data for the Stable Value Products segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales
GIC	$161,137	$6,500	n/m %	$235,795	$7,500	n/m %
GFA - Direct Institutional	100,000	250,000	(60.0)	100,000	400,000	(75.0)
	$261,137	$256,500	1.8	$335,795	$407,500	(17.6)

Average Account Values	$2,450,620	$3,497,115	(29.9)	$2,599,435	$3,496,283	(25.7)
Ending Account Values	$2,565,235	$3,488,175	(26.5)	$2,565,235	$3,488,175	(26.5)

Operating Spread
Net investment income yield	6.42%	5.23%		5.84%	5.27%
Interest credited	3.16	3.77		3.24	3.81
Operating expenses	0.14	0.20		0.37	0.20
Operating spread	3.12%	1.26%		2.23%	1.26%

Adjusted operating spread(1)	1.97%	1.07%		1.64%	1.15%

(1) Excludes participating mortgage loan income and bank loan participation fee income.

For The Three Months Ended June 30, 2011 as compared to The Three Months Ended June 30, 2010

Segment operating income

Operating income was $19.1 million and increased $8.2 million, or 74.4%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the second quarter 2011 results are participating mortgage loan income and bank loan fee income of $5.4 million and $1.7 million, respectively, as compared to $0.2 million and $1.9 million, respectively, in the second quarter of 2010. The operating spread increased 186 basis points to 312 basis points for the three months ended June 30, 2011, as compared to an operating spread of 126 basis points for the three months ended June 30, 2010.

Sales

Total sales were $261.1 million for the three months ended June 30, 2011, as compared to $256.5 million for the three months ended June 30, 2010.

For The Six Months Ended June 30, 2011 as compared to The Six Months Ended June 30, 2010

Segment operating income

Operating income was $28.3 million and increased $6.3 million, or 28.8%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the six months ended June 30, 2011 results are participating mortgage loan income and bank loan fee income of $5.5 million and $1.7 million, respectively, as compared to $0.3 million and $2.1 million, respectively, for the six months ended June 30, 2010. The operating spread increased 97 basis points to 223 basis points for the six months ended June 30, 2011, as compared to an operating spread of 126 basis points for the six months ended June 30, 2010.

Sales

Total sales were $335.8 million for the six months ended June 30, 2011 as compared to $407.5 million for the six months ended June 30, 2010.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$72,333	$76,984	(6.0)%	$143,939	$156,499	(8.0)%
Reinsurance ceded	(32,253)	(34,654)	(6.9)	(64,066)	(70,560)	(9.2)
Net premiums and policy fees	40,080	42,330	(5.3)	79,873	85,939	(7.1)
Net investment income	6,788	7,316	(7.2)	13,772	14,813	(7.0)
Other income	22,909	18,123	26.4	44,035	33,448	31.7
Total operating revenues	69,777	67,769	3.0	137,680	134,200	2.6
BENEFITS AND EXPENSES
Benefits and settlement expenses	25,147	26,836	(6.3)	49,013	45,592	7.5
Amortization of deferred policy acquisition costs	10,847	12,807	(15.3)	22,061	25,582	(13.8)
Other operating expenses	27,957	21,627	29.3	54,289	43,534	24.7
Total benefits and expenses	63,951	61,270	4.4	125,363	114,708	9.3
INCOME BEFORE INCOME TAX	5,826	6,499	(10.4)	12,317	19,492	(36.8)
Less: noncontrolling interests	296	(117)	n/m	245	(191)	n/m
OPERATING INCOME	$5,530	$6,616	(16.4)	$12,072	$19,683	(38.7)

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales
Credit insurance	$9,650	$9,693	(0.4)%	$18,416	$17,385	5.9%
Service contracts	79,142	65,353	21.1	143,320	117,892	21.6
Other products	20,116	13,363	50.5	37,360	24,822	50.5
	$108,908	$88,409	23.2	$199,096	$160,099	24.4
Loss Ratios (1)
Credit insurance	30.6%	29.2%		33.2%	36.7%
Service contracts	85.0	87.4		82.9	82.9
Other products	22.2	24.6		22.5	(6.1)

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended June 30, 2011 as compared to The Three Months Ended June 30, 2010

Segment operating income

Operating income was $5.5 million, representing a decrease of $1.1 million, or 16.4%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Service contract earnings decreased $2.4 million, or 49.6%, as compared to the three months ended June 30, 2010, resulting primarily from higher expenses attributable to increased contingent commissions and expenses related to new initiatives. Credit insurance earnings increased $0.4 million as compared to the three months ended June 30, 2010, primarily due to lower expenses. Earnings from other products, including non-core lines, increased $0.9 million, or 52.5%, for the three months ended June 30, 2011, primarily due to higher GAP volume and favorable loss experience in the GAP product line.

Net premiums and policy fees

Net premiums and policy fees decreased $2.3 million, or 5.3%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Credit insurance premiums decreased $0.9 million and service contract premiums decreased $0.5 million, or 1.9%, as compared to the three months ended June 30, 2010. Within the other product lines, net premiums decreased $0.9 million, or 7.7%. The decreases in all lines were primarily the result of decreased sales in prior years and the related impact on earned premiums.

Other income

Other income increased $4.8 million, or 26.4%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to an increase in 2011 sales, reflecting  improvement in U.S. auto sales and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses decreased $1.7 million, or 6.3%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Credit insurance claims decreased $0.2 million and service contract claims decreased $1.0 million, or 4.6%. Other products claims decreased $0.5 million, or 16.7%.

Amortization of DAC and Other operating expenses

Amortization of DAC was $2.0 million, or 15.3%, lower for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to lower earned premiums in the GAP product line and reduced amortization in the credit insurance product line. Other operating expenses increased $6.3 million, or 29.3%, for the three ended June 30, 2011, mainly due to higher commission expense resulting from an increase in sales.

Sales

Total segment sales increased $20.5 million, or 23.2%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. This increase was primarily due to service contract sales, which increased $13.8 million as compared to the three months ended June 30, 2010. Sales in other products increased $6.8 million, or 50.5%, primarily in the GAP product line. Increases in the service contract and GAP lines are attributable to the improvement in auto sales over the prior year and increased market share. Credit insurance sales increased by an immaterial amount.

For The Six Months Ended June 30, 2011 as compared to The Six Months Ended June 30, 2010

Segment operating income

Operating income was $12.1 million, representing a decrease of $7.6 million, or 38.7%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Earnings from other products, including the GAP product and non-core lines, decreased $5.8 million, or 52.2%, for the six months ended June 30, 2011, primarily due to a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business in the first quarter of 2010. Service contract earnings decreased $2.9 million, or 31.1%, as compared to the six months ended June 30, 2010. The decrease primarily resulted from higher expenses attributable to increased contingent commissions and expenses related to new initiatives. Credit insurance earnings increased $1.1 million as compared to the six months ended June 30, 2010, primarily due to lower loss ratios and lower expenses.

Net premiums and policy fees

Net premiums and policy fees decreased $6.1 million, or 7.1%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Service contract premiums decreased $2.2 million, and credit insurance premiums decreased $1.4 million, or 12.4%, as compared to the six months ended June 30, 2010. Within the other product lines, net premiums decreased $2.5 million, or 10.9%. The decreases in all lines were primarily the result of decreased sales in prior years and the related impact on earned premiums.

Other income

Other income increased $10.6 million, or 31.7%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to an increase in 2011 sales, reflecting improvement in U.S. auto sales and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses increased $3.4 million, or 7.5%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Service contract claims decreased $1.8 million, credit insurance claims decreased $0.8 million, or 20.7%, and other products claims increased $6.0 million. The first quarter of 2010 included a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business. The increase was partially offset by $1.7 million decrease in the GAP product line primarily due to a lower loss ratio.

Amortization of DAC and Other operating expenses

Amortization of DAC was $3.5 million, or 13.8%, lower for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to lower earned premiums in the GAP product line and reduced amortization in the credit insurance product line. Other operating expenses increased $10.8 million, or 24.7%, for the six months ended June 30, 2011, mainly due to higher commission expense resulting from an increase in sales.

Sales

Total segment sales increased $39.0 million, or 24.4%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. This increase was primarily due to a $25.4 million increase in service contract sales and a $12.5 million increase in sales in other products as compared to the six months ended June 30, 2010. Increases in all product lines are attributable to the improvement in U.S. auto sales over the prior year and increased market share.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(32,253)	$(34,654)	$(64,066)	$(70,560)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(15,878)	(19,207)	(31,413)	(38,482)
Amortization of deferred policy acquisition costs	(2,122)	(2,734)	(4,343)	(6,318)
Other operating expenses	(1,572)	(763)	(3,140)	(1,697)
Total benefits and expenses	(19,572)	(22,704)	(38,896)	(46,497)

NET IMPACT OF REINSURANCE(1)	$(12,681)	$(11,950)	$(25,170)	$(24,063)

(1)          Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended June 30, 2011 as compared to The Three Months Ended June 30, 2010

Reinsurance premiums ceded decreased $2.4 million, or 6.9%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The decrease was primarily due to a decline in ceded service contract premiums and dealer credit insurance premiums due to lower sales in prior years.

Benefits and settlement expenses ceded decreased $3.3 million, or 17.3%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The decrease was primarily due to lower losses in the service contract and dealer credit lines.

Amortization of DAC ceded decreased $0.6 million, or 22.4%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily as the result of decreases in ceded activity in the dealer credit and GAP product lines. Other operating expenses ceded increased $0.8 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 mainly due to increases in the service contract line.

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

For The Six Months Ended June 30, 2011 as compared to The Six Months Ended June 30, 2010

Reinsurance premiums ceded decreased $6.5 million, or 9.2%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The decrease was primarily due to a decline in ceded dealer credit insurance premiums and service contract premiums due to lower sales in prior years.

Benefits and settlement expenses ceded decreased $7.1 million, or 18.4%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The decrease was primarily due to lower losses in the service contract and dealer credit lines.

Amortization of DAC ceded decreased $2.0 million, or 31.3%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily as the result of decreases in ceded activity in the dealer credit and GAP product lines. Other operating expenses ceded increased $1.4 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 mainly due to increases in the service contract line.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$5,445	$6,168	(11.7)%	$11,100	$12,539	(11.5)%
Reinsurance ceded	(5)	(2)	n/m	(99)	(2)	n/m
Net premiums and policy fees	5,440	6,166	(11.8)	11,001	12,537	(12.3)
Net investment income	31,479	39,230	(19.8)	83,683	74,568	12.2
Realized gains (losses) - derivatives	—	42		—	84
Other income	20,881	9,631	n/m	31,197	9,689	n/m
Total operating revenues	57,800	55,069	5.0	125,881	96,878	29.9
Realized gains (losses) - investments	9,308	(1,967)		4,425	(11,734)
Realized gains (losses) - derivatives	(3,322)	(7,224)		(2,650)	(10,184)
Total revenues	63,786	45,878	39.0	127,656	74,960	70.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,824	6,443	(9.6)	11,647	12,980	(10.3)
Amortization of deferred policy acquisition costs	352	452	(22.1)	710	900	(21.1)
Other operating expenses	47,647	47,807	(0.3)	99,526	98,762	0.8
Total benefits and expenses	53,823	54,702	(1.6)	111,883	112,642	(0.7)
INCOME (LOSS) BEFORE INCOME TAX	9,963	(8,824)	n/m	15,773	(37,682)	n/m
Less: realized gains (losses) - investments	9,308	(1,967)		4,425	(11,734)
Less: realized gains (losses) - derivatives	(3,322)	(7,224)		(2,650)	(10,184)
Less: noncontrolling interests	—	(10)		—	(9)
OPERATING INCOME (LOSS)	$3,977	$377	n/m	$13,998	$(15,755)	n/m

For The Three Months Ended June 30, 2011 as compared to The Three Months Ended June 30, 2010

Segment operating income

Corporate and Other segment operating income was $4.0 million for the three months ended June 30, 2011, as compared to $0.4 million for the three months ended June 30, 2010. The variance was primarily due to an $11.1 million favorable variance related to the repurchase of non-recourse funding obligations. $20.6 million of gains was generated by repurchases in the second quarter of 2011, as compared to $9.5 million of gains generated in the second quarter of 2010. In addition, a favorable variance of $4.9 million related to a portfolio of securities designated for trading as compared to the same period in the prior year. Partially offsetting this increase was a decline in the segment’s core net investment income.

Operating revenues

Net investment income for the segment decreased $7.8 million, or 19.8%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, and net premiums and policy fees decreased $0.7 million, or 11.8%. The decrease in net investment income was primarily the result of lower core investment income, partially offset by a favorable variance related to a portfolio of securities designated for trading. Other income increased $11.3 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, as a result of an $11.1 million favorable variance related to the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses decreased $0.9 million, or 1.6%, for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to a decrease in interest expense of $0.6 million and a decrease of $0.6 million in policy benefits on non-core lines of business.

For The Six Months Ended June 30, 2011 as compared to The Six Months Ended June 30, 2010

Segment operating income (loss)

Corporate and Other segment operating income was $14.0 million for the six months ended June 30, 2011, as compared to a loss of $15.8 million for the six months ended June 30, 2010. The improvement was primarily due to a $21.2 million favorable variance on the repurchase of non-recourse funding obligations. $30.7 million of gains was generated by repurchases in the first six months of 2011, as compared to $9.5 million of gains generated in the first six months of 2010. In addition, during the first quarter of 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments.

Operating revenues

Net investment income for the segment increased $9.1 million, or 12.2%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, and net premiums and policy fees decreased $1.5 million, or 12.3%. The increase in net investment income was primarily the result of $8.5 million of pre-tax earnings relating to the settlement of a dispute with respect to certain investments. The decrease in net premiums and policy fees related to the expected runoff of the blocks of business.

Total benefits and expenses

Total benefits and expenses decreased $0.8 million, or 0.7%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to a decrease in interest expense of $1.0 million and a decrease of $1.3 million in policy benefits on non-core lines of business. These decreases were partially offset by an increase of $0.8 million in other operating expenses.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners’ equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of June 30, 2011, our investment portfolio was approximately $33.2 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	June 30, 2011		December 31, 2010
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2011 - $20,340,090; 2010 - $19,763,441)	$21,160,649	63.8%	$20,343,813	64.8%
Privately issued bonds (amortized cost: 2011 - $4,815,938; 2010 - $4,239,452)	4,972,976	15.0	4,333,126	13.8
Fixed maturities	26,133,625	78.8	24,676,939	78.6
Equity securities (cost: 2011 - $345,758; 2010 - $349,605)	349,738	1.1	359,412	1.1
Mortgage loans	5,349,851	16.1	4,892,829	15.6
Investment real estate	23,737	0.1	25,340	0.1
Policy loans	881,757	2.7	793,448	2.5
Other long-term investments	297,825	0.9	276,337	0.9
Short-term investments	134,698	0.3	352,824	1.2
Total investments	$33,171,231	100.0%	$31,377,129	100.0%

Included in the preceding table are $2.9 billion and $3.0 billion of fixed maturities and $102.2 million and $114.3 million of short-term investments classified as trading securities as of June 30, 2011 and December 31, 2010, respectively. The trading portfolio includes invested assets of $2.9 billion as of June 30, 2011 and December 31, 2010, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

As of June 30, 2011, our fixed maturity investment holdings were approximately $26.1 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	June 30, 2011	December 31, 2010
AAA	17.2%	17.0%
AA	5.4	4.8
A	21.1	17.9
BBB	46.0	47.8
Below investment grade	10.3	12.5
	100.0%	100.0%

During the six months ended June 30, 2011 and for the year ended December 31, 2010, we did not actively purchase securities below the BBB level.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of June 30, 2011, based upon amortized cost, $40.3 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $25.0 billion fixed maturity securities held by us (0.16% of total fixed maturity securities).

Declines in fair value for our available-for-sale portfolio, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity, net of tax. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	June 30, 2011	December 31, 2010
	(Dollars In Millions)
Residential mortgage-backed securities	$2,838.7	$2,979.8
Commercial mortgage-backed securities	457.5	312.6
Other asset-backed securities	905.8	927.1
U.S. government-related securities	1,532.0	1,572.1
Other government-related securities	253.5	327.8
States, municipals, and political subdivisions	1,383.2	1,123.8
Corporate bonds	18,762.9	17,433.7
Total fixed maturities portfolio	$26,133.6	$24,676.9

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $23.2 billion, or 89.0%, of our fixed maturities as “available-for-sale” as of June 30, 2011. These securities are carried at fair value on our consolidated balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $2.9 billion, or 11.0%, of our fixed maturities as of June 30, 2011. Fixed maturities with a market value of $2.9 billion and short-term investments with a market value of $102.2 million in the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	June 30, 2011	December 31, 2010
	(Dollars In Thousands)
AAA	$803,594	$816,064
AA	225,958	177,419
A	615,619	584,408
BBB	989,964	1,008,943
Below investment grade	221,857	269,710
Total Modco trading fixed maturities	$2,856,992	$2,856,544

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets from the investee. These holdings as of June 30, 2011, were approximately $4.2 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - The tables below include a breakdown of our RMBS portfolio by type and rating as of June 30, 2011. As of June 30, 2011, these holdings were approximately $2.8 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	52.1%
PAC	22.8
Pass Through	7.6
Other	17.5
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	46.9%
AA	2.3
A	2.7
BBB	2.8
Below investment grade	45.3
100.0%

As of June 30, 2011, we held securities with a fair value of $379.2 million, or 1.1% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2010, we held securities with a fair value of $401.6 million supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of June 30, 2011:

Percentage of
Alt-A
Rating	Securities
AAA	0.4%
A	1.0
BBB	4.7
Below investment grade	93.9
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of June 30, 2011:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$0.2	$—	$—	$1.4	$—	$1.6
AA	0.1	—	—	—	—	0.1
A	3.8	—	—	—	—	3.8
BBB	17.7	—	—	—	—	17.7
Below investment grade	356.0	—	—	—	—	356.0
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$377.8	$—	$—	$1.4	$—	$379.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$—	$—	$—	$—	$—	$—
AA	—	—	—	—	—	—
A	—	—	—	—	—	—
BBB	2.0	—	—	—	—	2.0
Below investment grade	(38.2)	—	—	—	—	(38.2)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(36.2)	$—	$—	$—	$—	$(36.2)

As of June 30, 2011, we had RMBS with a total fair value of $63.4 million, or 0.2%, of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2010, we held securities with a fair value of $42.1 million that were supported by collateral classified as sub-prime.

The following table includes the percentage of our collateral classified as sub-prime, grouped by rating category, as of June 30, 2011:

Percentage of
Sub-prime
Rating	Securities
AAA	0.1%
AA	10.6
A	9.9
BBB	18.5
Below investment grade	60.9
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of June 30, 2011:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$0.1	$—	$—	$—	$—	$0.1
AA	6.7	—	—	—	—	6.7
A	6.3	—	—	—	—	6.3
BBB	11.7	—	—	—	—	11.7
Below investment grade	38.6	—	—	—	—	38.6
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$63.4	$—	$—	$—	$—	$63.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$—	$—	$—	$—	$—	$—
AA	(0.1)	—	—	—	—	(0.1)
A	(0.3)	—	—	—	—	(0.3)
BBB	(0.3)	—	—	—	—	(0.3)
Below investment grade	(25.3)	—	—	—	—	(25.3)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(26.0)	$—	$—	$—	$—	$(26.0)

As of June 30, 2011, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $2.4 billion, or 7.2%, of total invested assets. As of December 31, 2010, we held securities with a fair value of $2.5 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of June 30, 2011:

Percentage of
Prime
Rating	Securities
AAA	55.5%
AA	2.4
A	2.8
BBB	2.1
Below investment grade	37.2
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of June 30, 2011:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$808.9	$—	$70.1	$250.4	$200.3	$1,329.7
AA	57.4	—	—	—	—	57.4
A	67.6	—	—	—	—	67.6
BBB	51.0	—	—	—	—	51.0
Below investment grade	890.4	—	—	—	—	890.4
Total mortgage-backed securities collateralized by prime mortgage loans	$1,875.3	$—	$70.1	$250.4	$200.3	$2,396.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$52.5	$—	$1.4	$0.3	$(0.1)	$54.1
AA	0.6	—	—	—	—	0.6
A	0.1	—	—	—	—	0.1
BBB	0.1	—	—	—	—	0.1
Below investment grade	(28.4)	—	—	—	—	(28.4)
Total mortgage-backed securities collateralized by prime mortgage loans	$24.9	$—	$1.4	$0.3	$(0.1)	$26.5

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of June 30, 2011, the CMBS holdings were approximately $457.5 million. As of December 31, 2010, the CMBS holdings were approximately $312.6 million.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of June 30, 2011:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	89.6%
AA	4.3
A	6.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of June 30, 2011:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$170.2	$46.5	$5.7	$104.8	$82.7	$409.9
AA	7.5	—	—	2.9	9.3	19.7
A	5.5	—	—	—	22.4	27.9
Total commercial mortgage-backed securities	$183.2	$46.5	$5.7	$107.7	$114.4	$457.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$4.1	$2.4	$—	$0.4	$(0.9)	$6.0
AA	(0.4)	—	—	—	0.1	(0.3)
A	—	—	—	—	—	—
Total commercial mortgage-backed securities	$3.7	$2.4	$—	$0.4	$(0.8)	$5.7

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of June 30, 2011, these holdings were approximately $905.8 million. As of December 31, 2010, these holdings were approximately $927.1 million.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of June 30, 2011:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	91.0%
AA	3.1
A	4.1
BBB	0.6
Below investment grade	1.2
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of June 30, 2011:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$763.7	$—	$19.7	$32.0	$9.1	$824.5
AA	28.1	—	—	—	—	28.1
A	4.4	—	—	—	33.0	37.4
BBB	5.3	—	—	—	—	5.3
Below investment grade	10.5	—	—	—	—	10.5
Total other asset-backed securities	$812.0	$—	$19.7	$32.0	$42.1	$905.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$(19.6)	$—	$—	$—	$—	$(19.6)
AA	2.7	—	—	—	—	2.7
A	0.3	—	—	—	—	0.3
BBB	(0.2)	—	—	—	—	(0.2)
Below investment grade	(11.2)	—	—	—	—	(11.2)
Total other asset-backed securities	$(28.0)	$—	$—	$—	$—	$(28.0)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of June 30, 2011, over 99.0% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	June 30, 2011	Value	December 31, 2010	Value
	(Dollars In Thousands)
Banking	$2,354,186	9.0%	$2,046,515	8.3%
Other finance	250,170	1.0	162,157	0.7
Electric	3,309,437	12.7	3,148,333	12.8
Natural gas	2,204,464	8.4	2,159,897	8.8
Insurance	1,981,261	7.6	1,875,287	7.6
Energy	1,548,313	5.9	1,410,030	5.7
Communications	1,237,332	4.7	1,179,659	4.8
Basic industrial	1,127,588	4.3	1,114,077	4.5
Consumer noncyclical	1,230,130	4.7	1,146,512	4.6
Consumer cyclical	559,885	2.1	568,647	2.3
Finance companies	225,695	0.9	215,881	0.9
Capital goods	781,801	3.0	734,337	3.0
Transportation	587,718	2.2	551,724	2.2
Other industrial	166,141	0.6	149,623	0.6
Brokerage	546,774	2.1	484,168	2.0
Technology	543,707	2.1	405,187	1.6
Real estate	81,041	0.3	55,424	0.2
Other utility	27,263	0.1	26,238	0.1
Commercial mortgage-backed securities	457,537	1.8	312,631	1.3
Other asset-backed securities	905,843	3.5	927,108	3.8
Residential mortgage-backed non-agency securities	1,599,986	6.1	2,153,896	8.7
Residential mortgage-backed agency securities	1,238,712	4.7	825,869	3.3
U.S. government-related securities	1,531,974	5.9	1,572,137	6.4
Other government-related securities	253,461	1.0	327,760	1.3
States, municipals, and political divisions	1,383,206	5.3	1,123,842	4.5
Total	$26,133,625	100.0%	$24,676,939	100.0%

Our investments in debt and equity securities are reported at fair value and investments in mortgage loans are reported at amortized cost. As of June 30, 2011, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $26.1 billion, which was 4.4% above amortized cost of $25.0 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2011, our mortgage loan holdings were approximately $5.3 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of June 30, 2011 and December 31, 2010, our allowance for mortgage loan credit losses was $7.6 million and $11.7 million, respectively. While our mortgage loans do not have quoted market values, as of June 30, 2011, we estimated the fair value of our mortgage loans to be $5.9 billion (using discounted cash flows from the next call date), which was 8.9% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service. We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2011, approximately $879.1 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call options or interest rate reset option provisions between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement. The loans subject to a pooling and servicing agreement have been included on our consolidated balance sheet beginning in the first quarter of 2010 in accordance with ASU 2009-17.

For loans not subject to a pooling and servicing agreement, as of June 30, 2011, $22.5 million, or 0.4% of the mortgage loan portfolio was nonperforming. As of June 30, 2011, delinquent mortgage loans, foreclosed properties, and restructured loans pursuant to a pooling and servicing agreement totaled $20.2 million, and were less than 0.1% of invested assets. This amount pursuant to a pooling and servicing agreement includes $19.7 million, or 0.4%, that was either nonperforming or has been restructured under the terms and conditions of the pooling and service agreement.

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

Securities Lending

In prior quarters, we participated in securities lending, primarily as an enhancement to our investment yield. Securities that we held as investments were loaned to third parties for short periods of time. We required initial collateral, in the form of short-term investments, which equaled 102 % of the market value of the loaned securities.

During the second quarter of 2011, we discontinued this program. Certain collateral assets, which we previously intended to ultimately dispose of and on which we recorded an other-than-temporary impairment of $1.3 million in the first quarter of 2011, were instead retained by us and are included in our fixed maturities as of June 30, 2011. We currently do not have any intent to sell these securities.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2011:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$3,684,460	15.8%
AA	1,189,490	5.1
A	4,901,473	21.1
BBB	11,032,793	47.5
Investment grade	20,808,216	89.5
BB	1,106,557	4.8
B	440,812	1.9
CCC or lower	891,387	3.8
Below investment grade	2,438,756	10.5
Total	$23,246,972	100.0%

Not included in the table above are $2.6 billion of investment grade and $242.6 million of below investment grade fixed maturities classified as trading securities.

Limiting exposure to any creditor group is another way that we manage credit risk. The following table includes all positions, regardless of whether such positions are in our available for sale portfolios, our Modco portfolios, or our derivative portfolios. During the second quarter of 2011, to mitigate the risk related to certain guaranteed minimum benefits within our variable annuity products, we wrote credit default swaps where the referenced entities were certain financial institutions. The notional of such contracts has been included in the following table, whereby when combined with the fair market value of our investment in the same financial institutions’ securities, such overall position is among the ten largest credit exposures that we hold as of June 30, 2011:

	Market	Notional	Total
Creditor	Value	of Swaps	Value
	(Dollars In Millions)
Comcast Corporation	$179.3	$—	$179.3
Verizon Communications Inc.	169.7	—	169.7
Berkshire Hathaway Inc.	160.3	—	160.3
Firstenergy Corp.	149.1	—	149.1
Wells Fargo & Co.	83.9	55.0	138.9
Morgan Stanley	106.7	30.0	136.7
Rio Tinto	135.0	—	135.0
AT&T Inc.	132.4	—	132.4
Time Warner Cable	131.3	—	131.3
Prudential Financial Inc.	108.8	20.0	128.8

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

For certain securitized financial assets with contractual cash flows, including RMBS, CMBS, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), GAAP requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

The FASB has issued guidance related to other-than-temporary impairments for debt securities. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. For the three and six months ended June 30, 2011, we recorded total other-than-temporary impairments of approximately $15.7 million and $31.7 million, respectively, with $6.2 million and $16.5 million, respectively, of this amount recorded in other comprehensive income (loss).

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and six months ended June 30, 2011, we concluded that approximately $9.5 million and $15.2 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $6.2 million and $16.5 million of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded for the three and six months ended June 30, 2011, respectively.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$31,787	$35,130	$(3,343)	$37,277	$43,362	$(6,085)
Fixed maturity losses - sales	(1,591)	(29,480)	27,889	(1,786)	(30,986)	29,200
Equity gains - sales	70	13	57	9,170	13	9,157
Equity losses - sales	—	—	—	—	—	—
Impairments on fixed maturity securities	(9,487)	(16,798)	7,311	(15,150)	(28,667)	13,517
Impairments on equity securities	—	—	—	—	—	—
Modco trading portfolio	33,603	63,967	(30,364)	27,954	108,060	(80,106)
Other	(4,952)	(1,926)	(3,026)	(9,226)	(4,846)	(4,380)
Total realized gains (losses) - investments	$49,430	$50,906	$(1,476)	$48,239	$86,936	$(38,697)

Derivatives related to interest rate futures	$9,039	$—	$9,039	$3,369	$—	$3,369
Derivatives related to equity futures	(1,503)	—	(1,503)	(19,346)	—	(19,346)
Derivatives related to currency futures	(199)	—	(199)	(199)	—	(199)
Derivatives related to volatility swaps	(917)	—	(917)	(3,734)	—	(3,734)
Derivatives related to equity options	(3,982)	—	(3,982)	(7,259)	—	(7,259)
Embedded derivatives related to reinsurance	(29,214)	(63,063)	33,849	(21,372)	(94,157)	72,785
Interest rate swaps	(2,989)	(6,382)	3,393	(2,457)	(8,774)	6,317
Credit default swaps	917	(1,142)	2,059	694	(637)	1,331
GMWB embedded derivatives	(5,533)	(49,326)	43,793	2,662	(40,202)	42,864
Other derivatives	(612)	25	(637)	(37)	810	(847)
Total realized gains (losses) - derivatives	$(34,993)	$(119,888)	$84,895	$(47,679)	$(142,960)	$95,281

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and six months ended June 30, 2011, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

The $9.2 million of gains included in equity securities primarily relates to gains of $6.9 million on securities that have recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three and six months ended June 30, 2011, we recognized pre-tax other-than-temporary impairments of $9.5 million and $15.2 million, respectively, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $6.2 million and $16.5 million, respectively, of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded. Other-than-temporary impairments totaled $16.8 million and $28.7 million, respectively, for the three and six months ended June 30, 2010. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(Dollars In Millions)
Alt-A MBS	$3.9	$7.9
Other MBS	5.6	6.1
Corporate bonds	—	—
Sub-prime bonds	—	1.2
Total	$9.5	$15.2

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2011, we sold securities in an unrealized loss position with a fair value of $162.9 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$117,414	72.1%	$(749)	41.9%
>90 days but <= 180 days	2,416	1.5	(81)	4.5
>180 days but <= 270 days	—	0.0	—	0.0
>270 days but <= 1 year	23,452	14.4	(438)	24.5
>1 year	19,629	12.0	(518)	29.1
Total	$162,911	100.0%	$(1,786)	100.0%

For the three and six months ended June 30, 2011, we sold securities in an unrealized loss position with a fair value (proceeds) of $142.9 million and $162.9 million, respectively. The loss realized on the sale of these securities was $1.6 million and $1.8 million, respectively.

For the three and six months ended June 30, 2011, we sold securities in an unrealized gain position with a fair value of $1.3 billion and $1.5 billion, respectively. The gain realized on the sale of these securities was $31.8 million and $46.4 million, respectively.

The $4.9 million of other realized losses recognized for the three months ended June 30, 2011, consists of the increase in the mortgage loan reserves of $3.3 million, mortgage loan losses of $1.4 million, and real estate losses of $0.2 million.

The $9.2 million of other realized losses recognized for the six months ended June 30, 2011, consists of the net decrease in the mortgage loan loss reserves of $4.1 million, mortgage loan losses of $12.1 million, and real estate losses of $1.2 million.

For the three and six months ended June 30, 2011, net gains of $33.6 million and $28.0 million, respectively, primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $3.1 million and $7.1 million, respectively, of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains/(losses) on derivative contracts closed during the period.

We use equity and interest rate futures to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. During the second quarter of 2011, we extended this program to include the use of foreign equity and foreign currency futures. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in a net pre-tax loss of $1.5 million and $19.3 million, interest rate futures resulted in a pre-tax gain of $9.0 million and $3.4 million, and currency futures resulted in a net pre-tax loss of $0.2 million for the three and six months ended June 30, 2011, respectively. Such positions were not held during the six months ended June 30, 2010.

We also use equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity options resulted in net pre-tax losses of $4.0 million and $7.3 million and volatility swaps resulted in net pre-tax losses of $0.9 million and $3.7 million for the three and six months ended June 30, 2011, respectively. Such positions were not held during the six months ended June 30, 2010.

We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $29.2 million and $21.4 million of pre-tax losses on these embedded derivatives for the three and six months ended June 30, 2011, respectively, was the result of spread tightening and a decline in treasury yields. For the three and six months ended June 30, 2011, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that substantially offset the losses on these embedded derivatives.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax losses of $3.0 million and $2.5 million for the three and six months ended June 30, 2011, respectively. The net losses were the result of $1.7 million in realized losses due to interest settlements and $1.3 million in unrealized losses during the second quarter.

We reported net pre-tax gains of $0.9 million and $0.7 million related to credit default swaps for the three and six months ended June 30, 2011, respectively. The net pre-tax gains for the three and six months ended June 30, 2011, were primarily the result of $0.7 million of mark-to-market gains during the period. The credit default swaps held at June 30, 2011 related both to previously held positions and new positions entered during the second quarter of 2011 as part of a program to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products.

The GMWB rider embedded derivatives on certain variable deferred annuities had net unrealized losses of $5.5 million and gains of $2.7 million for the three and six months ended June 30, 2011.

We also use various swaps and options to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.6 million for the three months ended June 30, 2011, and a loss that was immaterial for the six months ended June 30, 2011.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2011, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. As of June 30, 2011, we had an overall net unrealized gain of $981.6 million, prior to tax and DAC offsets, and a net unrealized gain of $683.9 million as of December 31, 2010.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of June 30, 2011, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$2,108,129	41.7%	$2,143,634	40.1%	$(35,505)	12.1%
>90 days but <= 180 days	195,105	3.9	205,944	3.9	(10,839)	3.7
>180 days but <= 270 days	733,213	14.5	766,982	14.3	(33,769)	11.5
>270 days but <= 1 year	151,756	3.0	176,611	3.3	(24,855)	8.5
>1 year but <= 2 years	75,846	1.5	87,226	1.6	(11,380)	3.9
>2 years but <= 3 years	94,331	1.9	108,881	2.0	(14,550)	5.0
>3 years but <= 4 years	1,251,711	24.8	1,365,173	25.5	(113,462)	38.7
>4 years but <= 5 years	225,225	4.5	253,861	4.7	(28,636)	9.8
>5 years	220,524	4.2	240,665	4.6	(20,141)	6.8
Total	$5,055,840	100.0%	$5,348,977	100.0%	$(293,137)	100.0%

The majority of the unrealized loss as of June 30, 2011 for both investment grade and below investment grade securities, is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and their associated positive effect on security prices. Spread levels have improved since December 31, 2010. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of June 30, 2011, the Barclays Investment Grade Index was priced at 141 bps versus a 10 year average of 168 bps. Similarly, the Barclays High Yield Index was priced at 570 bps versus a 10 year average of 650 bps. As of June 30, 2011, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.76%, 3.16%, and 4.37%, as compared to 10 year averages of 3.33%, 4.07%, and 4.74%, respectively.

As of June 30, 2011, 36.8% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of June 30, 2011, there were estimated gross unrealized losses of $44.6 million and $25.3 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively. Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of June 30, 2011, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.

For the three and six months ended June 30, 2011, we recorded $9.5 million and $15.2 million, respectively, of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2011, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$689,343	13.6%	$732,918	13.7%	$(43,575)	14.9%
Other finance	44,385	0.9	45,210	0.8	(825)	0.3
Electric	357,349	7.1	379,704	7.1	(22,355)	7.6
Natural gas	141,447	2.8	148,811	2.8	(7,364)	2.5
Insurance	327,261	6.5	346,403	6.5	(19,142)	6.5
Energy	130,115	2.6	132,373	2.5	(2,258)	0.8
Communications	117,857	2.3	123,236	2.3	(5,379)	1.8
Basic industrial	156,446	3.1	160,509	3.0	(4,063)	1.4
Consumer noncyclical	128,436	2.5	132,286	2.5	(3,850)	1.3
Consumer cyclical	99,523	2.0	105,183	2.0	(5,660)	1.9
Finance companies	59,066	1.2	62,514	1.2	(3,448)	1.2
Capital goods	105,691	2.1	113,181	2.1	(7,490)	2.6
Transportation	110,296	2.2	112,542	2.1	(2,246)	0.8
Other industrial	50,398	1.0	54,268	1.0	(3,870)	1.3
Brokerage	70,209	1.4	74,672	1.4	(4,463)	1.5
Technology	86,001	1.7	89,002	1.7	(3,001)	1.0
Real estate	1,401	0.0	1,431	0.0	(30)	0.0
Other utility	22	0.0	44	0.0	(22)	0.0
Commercial mortgage-backed securities	109,354	2.2	111,399	2.1	(2,045)	0.7
Other asset-backed securities	663,139	13.1	696,046	13.0	(32,907)	11.2
Residential mortgage-backed non-agency securities	941,035	18.6	1,049,447	19.6	(108,412)	37.0
Residential mortgage-backed agency securities	196,732	3.9	197,350	3.7	(618)	0.2
U.S. government-related securities	214,222	4.2	216,484	4.0	(2,262)	0.8
Other government-related securities	—	0.0	—	0.0	—	0.0
States, municipals, and political divisions	256,112	5.0	263,964	4.9	(7,852)	2.7
Total	$5,055,840	100.0%	$5,348,977	100.0%	$(293,137)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	June 30, 2011	December 31, 2010

Banking	14.9%	14.2%
Other finance	0.3	0.4
Electric	7.6	7.5
Natural gas	2.5	3.2
Insurance	6.5	7.0
Energy	0.8	0.4
Communications	1.8	1.7
Basic industrial	1.4	1.3
Consumer noncyclical	1.3	1.1
Consumer cyclical	1.9	2.1
Finance companies	1.2	1.8
Capital goods	2.6	1.8
Transportation	0.8	0.7
Other industrial	1.3	1.0
Brokerage	1.5	2.3
Technology	1.0	1.2
Real estate	0.0	0.0
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.7	0.2
Other asset-backed securities	11.2	7.8
Residential mortgage-backed non-agency securities	37.0	37.0
Residential mortgage-backed agency securities	0.2	0.5
U.S. government-related securities	0.8	0.8
Other government-related securities	0.0	0.0
States, municipals, and political divisions	2.7	6.0
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of June 30, 2011, varies, with 16.6% maturing in less than 5 years, 18.8% maturing between 5 and 10 years, and 64.6% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2011:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$2,282,580	45.1%	$2,340,036	43.7%	$(57,456)	19.6%
BBB	1,328,792	26.3	1,379,194	25.8	(50,402)	17.2
Investment grade	3,611,372	71.4	3,719,230	69.5	(107,858)	36.8
BB	303,468	6.0	326,584	6.1	(23,116)	7.9
B	399,568	7.9	430,655	8.1	(31,087)	10.6
CCC or lower	741,432	14.7	872,508	16.3	(131,076)	44.7
Below investment grade	1,444,468	28.6	1,629,747	30.5	(185,279)	63.2
Total	$5,055,840	100.0%	$5,348,977	100.0%	$(293,137)	100.0%

As of June 30, 2011, we held 178 positions of below investment grade securities with a fair value of $1.4 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $185.3 million, of which $140.2 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 4.4% of invested assets.

As of June 30, 2011, securities in an unrealized loss position that were rated as below investment grade represented 28.6% of the total market value and 63.2% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were $188.2 million. A widening of credit spreads is estimated to account for unrealized losses of $265.4 million, with changes in treasury rates offsetting this loss by an estimated $77.2 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of June 30, 2011, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 2.51 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category, as of June 30, 2011:

Weighted-Average
Non-agency portolio	Life

Prime	1.95
Alt-A	3.77
Sub-prime	4.01

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2011:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$220,506	15.3%	$232,495	14.3%	$(11,989)	6.5%
>90 days but <= 180 days	95,398	6.6	102,828	6.3	(7,430)	4.0
>180 days but <= 270 days	83,663	5.8	94,201	5.8	(10,538)	5.7
>270 days but <= 1 year	35,751	2.5	50,915	3.1	(15,164)	8.2
>1 year but <= 2 years	39,319	2.7	48,726	3.0	(9,407)	5.1
>2 years but <= 3 years	83,556	5.8	97,823	6.0	(14,267)	7.7
>3 years but <= 4 years	649,228	44.9	735,191	45.1	(85,963)	46.4
>4 years but <= 5 years	101,661	7.0	117,909	7.2	(16,248)	8.8
>5 years	135,386	9.4	149,659	9.2	(14,273)	7.6
Total	$1,444,468	100.0%	$1,629,747	100.0%	$(185,279)	100.0%

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. As of June 30, 2011, we had no outstanding balance related to such borrowings. For the six months ended June 30, 2011, we had a maximum balance outstanding of $348.2 million related to these programs. The average daily balance was $144.2 million for the six months ended June 30, 2011.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $135.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of June 30, 2011. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2011.

Sources and Use of Cash

Our primary sources of funding are dividends from our operating subsidiaries; revenues from investment, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. The states in which our insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay us dividends. These restrictions are based in part on the prior year’s statutory income and surplus. Generally, these restrictions pose no short-term liquidity concerns. We plan to retain portions of the earnings of our insurance subsidiaries in those companies primarily to support their future growth.

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

We held $64.6 million of FHLB common stock as of June 30, 2011, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2011, we had $976.0 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of June 30, 2011, we reported approximately $637.7 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. All of these ARS were rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of June 30, 2011, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 3 valuation. An unrealized loss of $19.7 million and $16.7 million was recorded as of June 30, 2011 and December 31, 2010, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of June 30, 2011, our total cash, cash equivalents, and invested assets were $33.6 billion. The life insurance subsidiaries were committed as of June 30, 2011, to fund mortgage loans in the amount of $221.1 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our subsidiaries held approximately $505.1 million in cash and short-term investments as of June 30, 2011, and we held $17.5 million in cash and short-term investments available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Six Months Ended
	June 30,
	2011	2010
	(Dollars In Thousands)

Net cash provided by operating activities	$254,835	$343,021
Net cash provided by (used in) investing activities	34,671	(475,494)
Net cash (used in) provided by financing activities	(134,721)	83,672
Total	$154,785	$(48,801)

For The Six Months Ended June 30, 2011 as compared to The Six Months Ended June 30, 2010

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

Net cash provided by (used in) investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio. In addition, during the second quarter of 2011, PLICO completed the reinsurance transaction with Liberty Life.

Net cash (used in) provided by financing activities - Changes in cash from financing activities primarily related to the repayment of $17.0 million of borrowings during 2011, as compared to $260.0 million of repayments in 2010. In addition, we repurchased $94.1 million of non-recourse funding obligations during 2011, as compared to $18.4 million during 2010. Investment product and universal life net activity, which reflected $257.4 million more outflows in 2011, compared to the prior year, also contributed to the change in financing activities.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

As of June 30, 2011, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners’ equity. We also have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur. Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital. Pursuant to an amendment, this calculation excludes the $800.0 million of senior notes we issued in 2009. As of June 30, 2011, there was a $135.0 million outstanding balance under the Credit Facility at an interest rate of LIBOR plus 0.40%.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of Surplus Notes with a total outstanding balance of $800 million as of June 30, 2011. We hold the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of June 30, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of June 30, 2011, securities related to $438.3 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $136.7 million of the non-recourse funding obligations were held by our affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, has an outstanding Letter of Credit (“LOC”) issued under a Reimbursement Agreement with UBS AG, Stamford Branch (“UBS”), with a total outstanding balance of $560.0 million as of June 30, 2011. The LOC was issued to a trust for the benefit of our indirect wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be eight years, subject to certain conditions including capital contributions made to Golden Gate III by PLICO or one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement effective April 1, 2010.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, has an outstanding twelve-year LOC issued under a Reimbursement Agreement with UBS, with a total outstanding balance of $365.0 million as of June

30, 2011. The term of the LOC is 12 years. The LOC was issued to a trust for the benefit of WCL. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The LOC was issued to support certain obligations of Golden Gate IV to WCL for a portion of reserves related to level premium term life insurance policies reinsured by Golden Gate IV from WCL under an indemnity reinsurance agreement effective October 1, 2010.

On April 29, 2011, in conjunction with Athene Holding Ltd’s acquisition of Liberty Life Insurance Company (“Liberty Life”) from an affiliate of Royal Bank of Canada, PLICO reinsured a life and health insurance block from Liberty Life. The capital invested by PLICO in the transaction at closing was $321 million, including a $225 million ceding commission which has been recorded and is subject to adjustment upon completion of the final Liberty Life closing statutory balance sheet. In conjunction with closing, PLICO invested $40 million in a surplus note issued by Athene Life Re.

On May 10, 2010, our Board of Directors extended our previously authorized $100 million share repurchase program. The current authorization extends through May 9, 2013. During the quarter ended June 30, 2011, we repurchased approximately 1,094,100 shares, at a total cost of approximately $24.9 million. Future activity will depend upon many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital. For additional information, see Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds.

A life insurance company’s statutory capital is computed according to rules prescribed by NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. As of the beginning of the year, the maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries is estimated to be $317.2 million. In the second quarter of 2011, PLICO paid a dividend to us of $25.0 million which reduces the maximum amount that can be paid to us from our insurance subsidiaries.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and six months ended June 30, 2011, we ceded premiums to third party reinsurers amounting to $364.2 million and $696.1 million, respectively. In addition, we had receivables from reinsurers amounting to $5.7 billion as of June 30, 2011. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of June 30, 2011:

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

As of June 30, 2011, we had policy liabilities and accruals of approximately $21.8 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.64%.

Contractual Obligations

The table below sets forth future maturities of debt, non-recourse funding obligations, subordinated debt securities, stable value products, operating lease obligations, other property lease obligations, mortgage loan and investment commitments, and policyholder obligations.

We enter into various obligations to third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations. The most significant factors affecting our future cash flows are our ability to earn and collect cash from our customers, and the cash flows arising from our investment program. Future cash outflows, whether they are contractual obligations or not, will also vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates, market performance, or surrender provisions. Many of our obligations are linked to cash-generating contracts. In addition, our operations involve significant expenditures that are not based upon commitments. These include expenditures for income taxes and payroll.

As of June 30, 2011, we carried a $10.6 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Debt(1)	$2,667,727	$101,222	$554,114	$296,728	$1,715,663
Non-recourse funding obligations(2)	652,532	5,225	10,450	10,450	626,407
Subordinated debt securities(3)	1,811,598	37,147	74,294	74,294	1,625,863
Stable value products(4)	2,744,949	753,761	1,135,839	788,945	66,404
Operating leases(5)	37,049	10,752	16,089	8,658	1,550
Home office lease(6)	76,900	755	76,145	—	—
Mortgage loan and investment commitments	232,088	232,088	—	—	—
Policyholder obligations(7)	25,820,637	2,622,098	3,031,330	2,769,866	17,397,343
Total(8)	$34,043,480	$3,763,048	$4,898,261	$3,948,941	$21,433,230

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 14, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of June 30, 2011, $857.5 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of June 30, 2011, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were 27.5 million and $213.7 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of June 30, 2011, the Level 3 fair value of these liabilities was $142.5 million.

For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly.

Of our $965.8 million of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $678.8 million were ABS. Of this amount, $646.7 million were student loan related ABS and $32.1 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$303
2003	109
2004	121
2005	12
2006	31
2007	103
Total	$679

The ABS was rated as follows: $650.2 million were AAA rated, $24.2 million were AA rated, and $4.4 million were A rated. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

We are exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements, and acceptable risk levels under expected and stressed scenarios. Derivative counterparty credit risk is measured as the amount owed to us based upon current market conditions and potential payment obligations between us and our counterparties. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties, (A-rated or higher at the time we enter into the contract) and we maintain collateral support agreements with certain of those counterparties.

We transact in equity options, volatility swaps, equity and interest rate futures, credit default swaps and foreign currency hedges to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. The credit default swaps entitle us to receive periodic payments in exchange for the obligation to compensate the counterparty should the reference security experience a credit event. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility.

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

We have also sold credit default protection on referenced indices to enhance the return on our investment portfolio. These credit default swaps create credit exposure similar to an investment in publicly-issued fixed maturity cash investments. Outstanding credit default swaps related to the Investment Grade Series 9 Index and have terms to December 2017. Defaults within the Investment Grade Series 9 Index that exceeded the 10% attachment point would require us to perform under the credit default swaps, up to the 15% exhaustion point.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2011, we had outstanding mortgage loan commitments of $221.1 million at an average rate of 5.75%.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the consolidated condensed financial statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

The NAIC has approved regulatory changes in 2009 that impacted our insurance subsidiaries and their competitors in 2010 and will continue to do so in 2011. The NAIC approved changes to the measurements used to determine the amount of deferred tax assets (“DTAs”) an insurance company may claim as admitted assets on its statutory financial statements. These changes had the effect of increasing the amount of DTAs an insurance company was permitted to claim as an admitted asset for purposes of insurance company statutory financial statements filed for calendar years 2009, 2010, and 2011. The NAIC continues to study the measurements used to determine the amount of DTAs an insurance company may claim as admitted assets on its statutory financial statements and further changes are possible. In March 2011, the NAIC issued proposed Statement of Statutory Accounting Principles No. 101 — Income Taxes, which may become effective on January 1, 2012. When compared to the rules that have been in effect in 2009, 2010, and 2011, additional restrictions on the admittance of DTAs would apply, thereby reducing capital and surplus and risk-based capital ratio. Also in 2010, the NAIC approved changes to the Model Holding Company System Regulatory Act that, if enacted by the legislatures of the states in which the Company’s insurance subsidiaries are domiciled, will subject such subsidiaries to increased reporting requirements.

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

Item 4.        Controls and Procedures

(a)           Disclosure controls and procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), except as otherwise noted below. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

As described in Note 3 to the consolidated financial statements set forth in this periodic report on Form 10-Q, the Company acquired UILIC and a block of insurance policies from Liberty Life effective December 31, 2010 and April 29, 2011, respectively. The Company performed due diligence on these businesses before completing the acquisitions and developed a reasonable level of assurance that the disclosure controls and procedures relating to the administrative systems and processes of these businesses were effective. As of June 30, 2011, however, the Company has not completed its own evaluation of the design and operation of disclosure controls and procedures relating to the administrative systems and processes, including those currently being provided by third parties, for these acquired businesses.

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property, and is concerned primarily with the protection of policyholders, other customers, beneficiaries and other parties rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

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

At the federal level, bills are routinely introduced in both chambers of the United States Congress (“Congress”) which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Reform Act are or may become applicable to the Company, its competitors or those entities with which the Company does business, including but not limited to: the establishment of federal regulatory authority over certain derivative financial instruments, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation of broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. The Reform Act also creates the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. Certain of the

Company’s subsidiaries sell products that may be regulated by the CFPB. Numerous provisions of the Reform Act require the adoption of implementing rules and/or regulations. In addition, the Reform Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Reform Act may impact the Company in many ways, including but not limited to: placing the Company at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for the Company to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, or otherwise have a material adverse effect on the overall business climate as well as the Company’s financial condition and results of operations.

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

The Company’s use of derivative financial instruments within its risk management strategy may not be effective or sufficient.

The Company uses derivative financial instruments within its risk management strategy to mitigate risks to which it is exposed, including the adverse affects of domestic and/or international credit, equity market and/or interest rate levels or volatility on its variable annuity products with guaranteed benefit features. These derivative financial instruments may not effectively offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in the value of such guarantees and the changes in the value of the derivative financial instruments purchased by the Company, extreme credit, equity market and/or interest rate levels or volatility, contract holder behavior different from the Company’s expectations, and divergence between the performance of the underlying funds of such variable annuity products with guaranteed benefit features and the indices utilized by the Company in estimating its exposure to such guarantees.

The Company may also choose not to hedge, in whole or in part, these or other risks that it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument or, in reaction to extreme credit, equity market and/or interest rate levels or volatility, a decision to not purchase a derivative financial instrument that fully hedges certain risks. Additionally, the Company’s estimates and assumptions made in connection with its use of any derivative financial instrument may fail to reflect or correspond to its actual long-term exposure in respect to identified risks. Derivative financial instruments held or purchased by the Company may also otherwise be insufficient to hedge the risks in relation to the Company’s obligations. In addition, the Company may fail to identify risks, or the magnitude thereof, to which it is exposed. The above factors, either alone or in combination, may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company, like other financial services companies in the ordinary course of business, is involved in litigation and arbitration. The Company may be unable to predict the outcome of such litigation and arbitration and may be unable to provide a reasonable range of potential losses. Given the inherent difficulty in predicting the outcome of such legal proceedings, it is possible that an adverse outcome in certain matters could be material to the Company’s results for any particular reporting period.

The Company’s investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.

The Company’s invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. These risks could be heightened during periods of extreme volatility or disruption in the financial and credit markets. A widening of credit spreads will increase the unrealized losses in the Company’s investment portfolio.  The factors affecting the financial and credit markets could lead to other-than-temporary impairments of assets in the Company’s investment portfolio.

The value of the Company’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties that the Company has financed. The value of the Company’s investment portfolio, including its portfolio of government debt obligations, debt obligations of those entities with an express or implied governmental guarantee and debt obligations of other issuers holding a large amount of such obligations, depends in part on the ability of the issuers or guarantors of such debt to maintain their credit ratings and meet their contractual obligations. Factors that may affect the overall default rate on, and market value of, the Company’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, and general economic conditions as well as particular circumstances affecting the individual tenants, borrowers, issuers and guarantors.

Significant continued financial and credit market volatility, changes in interest rates and credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions, either alone or in combination, could have a material adverse impact on the Company’s results of operations, financial condition, or cash flows through realized losses, impairments, changes in unrealized loss positions, and increased demands on capital, including obligations to post additional capital and collateral. In addition, market volatility can make it difficult for the Company to value certain of its assets, especially if trading becomes less frequent.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors; the amount of statutory income or losses generated by the Company’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital its insurance subsidiaries must hold to support business growth, changes in the Company’s reserve requirements, the Company’s ability to secure capital market solutions to provide reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC RBC formula. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of its insurance company subsidiaries. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its RBC ratio.

In scenarios of equity market declines, the amount of additional statutory reserves the Company is required to hold for its variable product guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves could result in a reduction to the Company’s capital, surplus, and/or RBC ratio. Also, in environments where there is not a correlative relationship between interest rates and spreads, the Company’s market value adjusted annuity product can have a material adverse effect on the Company’s statutory surplus position.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchases of its common stock:

			Total Number	Approximate
			of Shares	Value of
			Purchased as	Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Programs	the Program
	(Dollars In Thousands, Except Share Amounts)
April 1, 2011 through April 30, 2011	—	$—	—	$82,857
May 1, 2011 through May 31, 2011	—	$—	—	$82,857
June 1, 2011 through June 30, 2011	1,094,100	$22.72	1,094,100	$57,964
Total	1,094,100	$22.72	1,094,100	$57,964

On May 10, 2010, the Company’s Board of Directors extended the Company’s previously authorized $100 million share repurchase program. The current authorization extends through May 9, 2013. During the quarter ended June 30, 2011, the Company repurchased approximately 1,094,100 shares, at a total cost of approximately $24.9 million. Future activity will depend upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital. The remaining capacity, expressed in aggregate value of shares, which may be repurchased under the existing program, is approximately $58.0 million.

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

Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended June 30, 2011, filed on August 5, 2011, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Shareowners’ Equity, (iv) the Consolidated Condensed Statement of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: August 5, 2011	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer