Form 10-Q
period 2011-09-30
PROTECTIVE LIFE CORP
filed 2011-11-04
CIK 355429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares of Common Stock, $0.50 Par Value, outstanding as of October 25, 2011: 82,812,088

PROTECTIVE LIFE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$696,978	$640,265	$2,079,907	$1,948,278
Reinsurance ceded	(326,967)	(334,040)	(1,023,023)	(1,019,598)
Net of reinsurance ceded	370,011	306,225	1,056,884	928,680
Net investment income	462,926	429,548	1,355,924	1,264,045
Realized investment gains (losses):
Derivative financial instruments	(97,816)	(94,034)	(145,495)	(236,994)
All other investments	138,230	110,787	201,619	226,390
Other-than-temporary impairment losses	(6,259)	(12,898)	(37,912)	(71,437)
Portion recognized in other comprehensive income (before taxes)	(3,570)	5,283	12,933	35,155
Net impairment losses recognized in earnings	(9,829)	(7,615)	(24,979)	(36,282)
Other income	75,859	58,190	235,292	161,134
Total revenues	939,381	803,101	2,679,245	2,306,973
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2011 - $208,720; 2010 - $308,594; nine months: 2011 - $878,991; 2010 - $971,061)	592,792	549,567	1,680,714	1,582,233
Amortization of deferred policy acquisition costs and value of business acquired	83,782	42,386	237,833	146,761
Other operating expenses, net of reinsurance ceded: (three months: 2011 - $48,924; 2010 - $48,851; nine months: 2011 - $142,994; 2010 - $142,932)	131,604	104,151	382,127	305,246
Total benefits and expenses	808,178	696,104	2,300,674	2,034,240
Income before income tax	131,203	106,997	378,571	272,733
Income tax expense	42,589	36,626	129,127	91,412
Net income	88,614	70,371	249,444	181,321
Less: Net income (loss) attributable to noncontrolling interests	—	(77)	245	(277)
Net income available to PLC’s common shareowners(1)	$88,614	$70,448	$249,199	$181,598

Net income available to PLC’s common shareowners - basic	$1.05	$0.81	$2.90	$2.10
Net income available to PLC’s common shareowners - diluted	$1.03	$0.80	$2.86	$2.07
Cash dividends paid per share	$0.16	$0.14	$0.46	$0.40

Average shares outstanding - basic	84,722,232	86,603,569	85,883,669	86,555,761
Average shares outstanding - diluted	86,004,571	87,701,592	87,152,812	87,640,221

(1) Protective Life Corporation (“PLC”)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2011	December 31, 2010
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2011 - $26,139,017; 2010 - $24,002,893)	$27,855,004	$24,676,939
Equity securities, at fair value (cost: 2011 - $336,722; 2010 - $349,605)	327,802	359,412
Mortgage loans (2011 and 2010 includes: $875,096 and $934,655 related to securitizations)	5,377,977	4,892,829
Investment real estate, net of accumulated depreciation (2011 - $1,404; 2010 - $1,200)	27,495	25,340
Policy loans	880,203	793,448
Other long-term investments	284,550	276,337
Short-term investments	80,387	352,824
Total investments	34,833,418	31,377,129
Cash	332,487	264,425
Accrued investment income	363,548	329,078
Accounts and premiums receivable, net of allowance for uncollectible amounts (2011 - $3,855; 2010 - $4,330)	60,008	58,580
Reinsurance receivables	5,645,080	5,608,029
Deferred policy acquisition costs and value of business acquired	4,000,099	3,851,743
Goodwill	112,434	114,758
Property and equipment, net of accumulated depreciation (2011 - $133,419; 2010 - $130,576)	45,997	39,386
Other assets	201,516	169,664
Income tax receivable	11,142	45,582
Assets related to separate accounts
Variable annuity	5,947,391	5,170,193
Variable universal life	470,283	534,219
Total assets	$52,023,403	$47,562,786
Liabilities
Policy liabilities and accruals	$21,909,724	$19,713,392
Stable value product account balances	2,827,862	3,076,233
Annuity account balances	10,975,016	10,591,605
Other policyholders’ funds	575,056	578,037
Other liabilities	1,196,554	926,201
Mortgage loan backed certificates	32,471	61,678
Deferred income taxes	1,415,904	1,022,130
Non-recourse funding obligations	414,800	532,400
Reverse repurchase borrowings	157,103	—
Debt	1,495,000	1,501,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	5,947,391	5,170,193
Variable universal life	470,283	534,219
Total liabilities	47,941,907	44,232,683
Commitments and contingencies - Note 8
Shareowners’ equity
Preferred Stock, $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2011 and 2010 - 160,000,000; shares issued: 2011 and 2010 - 88,776,960	44,388	44,388
Additional paid-in-capital	594,084	586,592
Treasury stock, at cost (2011 - 5,964,872 shares; 2010 - 3,108,983 shares)	(83,549)	(26,072)
Retained earnings	2,642,860	2,432,925
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2011 -$523,401; 2010 - $195,096)	972,031	362,321
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2011 - $(14,784); 2010 - $(5,223))	(27,455)	(9,700)
Accumulated loss - derivatives, net of income tax: (2011 - $(5,408); 2010 - $(6,355))	(10,044)	(11,802)
Postretirement benefits liability adjustment, net of income tax: (2011 -$26,966; 2010 - $(25,612))	(50,080)	(47,565)
Total Protective Life Corporation’s shareowners’ equity	4,082,235	3,331,087
Noncontrolling interest	(739)	(984)
Total equity	4,081,496	3,330,103
Total liabilities and shareowners’ equity	$52,023,403	$47,562,786

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

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNERS’ EQUITY

(Unaudited)

(continued)

					Accumulated Other Comprehensive Income (Loss)			Total Protective
	Common Stock	Additional Paid-In- Capital	Treasury Stock	Retained Earnings	Net Unrealized Gains / (Losses) on Investments	Accumulated Gain / (Loss) Derivatives	Minimum Pension Liability Adjustments	Life Corporation’s shareowners’ equity	Non controlling Interest	Total Equity
	(Dollars In Thousands)
Net income for the three months ended September 30, 2011				88,614				88,614	—	88,614
Change in net unrealized gains/losses on investments (net of income tax - $238,985)					443,832			443,832	—	443,832
Reclassification adjustment for investment amounts included in net income (net of income tax - $(3,814))					(7,087)			(7,087)	—	(7,087)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(509))					(944)			(944)	—	(944)
Change in accumulated gain (loss) derivatives (net of income tax - $(420))						(780)		(780)	—	(780)
Reclassification adjustment for derivative amounts included in net income (net of income tax - $(355))						(659)		(659)	—	(659)
Change in postretirement benefits liability adjustment (net of income tax - $(451))							(839)	(839)	—	(839)
Comprehensive income for the three months ended September 30, 2011								522,137	—	522,137
Cash dividends ($0.16 per share)				(13,550)				(13,550)	—	(13,550)
Repurchase of common stock			(33,587)					(33,587)	—	(33,587)
Stock-based compensation		1,633	364					1,997	—	1,997
Balance, September 30, 2011	$44,388	$594,084	$(83,549)	$2,642,860	$944,576	$(10,044)	$(50,080)	$4,082,235	$(739)	$4,081,496

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2011	2010
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$249,444	$181,321
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	(31,145)	46,886
Amortization of deferred policy acquisition costs and value of business acquired	237,833	146,761
Capitalization of deferred policy acquisition costs	(361,644)	(365,499)
Depreciation expense	6,777	7,184
Deferred income tax	30,148	(5,813)
Accrued income tax	34,440	112,281
Interest credited to universal life and investment products	740,328	658,488
Policy fees assessed on universal life and investment products	(528,739)	(471,383)
Change in reinsurance receivables	(27,540)	(230,423)
Change in accrued investment income and other receivables	(31,583)	(38,996)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	7,227	328,042
Trading securities:
Maturities and principal reductions of investments	228,405	262,153
Sale of investments	655,607	555,904
Cost of investments acquired	(736,587)	(769,120)
Other net change in trading securities	31,307	20,078
Change in other liabilities	47,114	23,478
Other income - surplus note repurchase	(36,962)	(13,337)
Other, net	(5,004)	126,490
Net cash provided by operating activities	509,426	574,495
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,144,228	1,372,385
Sale of investments, available-for-sale	2,251,034	2,807,438
Cost of investments acquired, available-for sale	(4,184,350)	(5,274,565)
Mortgage loans:
New borrowings	(408,602)	(231,931)
Repayments	344,921	249,363
Change in investment real estate, net	521	(1,127)
Change in policy loans, net	13,806	27,062
Change in other long-term investments, net	36,367	(138,419)
Change in short-term investments, net	129,129	517,278
Net unsettled security transactions	127,621	80,412
Purchase of property and equipment	(12,896)	(7,050)
Payments for business acquisitions, net of cash acquired of $35,959	(209,609)	—
Net cash used in investing activities	(767,830)	(599,154)
Cash flows from financing activities
Borrowings under line of credit arrangements and debt	20,000	116,000
Principal payments on line of credit arrangement and debt	(26,852)	(275,000)
Issuance (repayment) of non-recourse funding obligations	(117,600)	(27,000)
Reverse repurchase borrowings	157,103	—
Dividends to shareowners	(39,264)	(34,257)
Repurchase of common stock	(58,480)	—
Investments product deposits and change in universal life deposits	3,413,567	2,652,811
Investment product withdrawals	(2,998,684)	(2,459,566)
Other financing activities, net	(23,324)	(2,314)
Net cash provided by (used in) financing activities	326,466	(29,326)
Change in cash	68,062	(53,985)
Cash at beginning of period	264,425	205,325
Cash at end of period	$332,487	$151,340

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

ASU No. 2010-20 — Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is to require disclosures that facilitate financial statement users in evaluating the nature of credit risk inherent in the portfolio of financing receivables (loans); how that risk is analyzed and assessed in arriving at the allowance for credit losses; and any changes and the reasons for those changes to the allowance for credit losses. The Update requires several new disclosures regarding the reserve for credit losses which was effective on December 31, 2010 and provisions related to troubled debt restructurings which became effective for fiscal periods beginning after June 30, 2011. The Company adopted the new disclosures in this Update for the annual reporting period ending December 31, 2010 and adopted the provisions related to troubled debt restructuring in the third quarter of 2011. This Update did not have an impact on the Company’s results of operations or financial position.

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

ASU No. 2010-29—Business Combinations—Disclosure of Supplementary Pro Forma Information for Business Combinations.  This Update does not change current accounting for business combinations, however it clarifies the current guidance regarding pro forma disclosures and requires a description of the nature and amount of material, nonrecurring pro forma adjustments to arrive at pro forma revenue and earnings. The amendments in this Update were effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company applied this guidance to the pro forma information related to the reinsurance transaction with Liberty Life Insurance Company as disclosed in Note 3 — Significant Acquisitions. We will apply the guidance to all future acquisitions. There was no material impact to the adoption of this Update.

ASU No. 2011-02 — Receivables — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The objective of this Update is to evaluate whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. This Update also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For the Company, this Update became effective on July 1, 2011. This Update did not have an impact on the Company’s results of operations or financial position.

Accounting Pronouncements Not Yet Adopted

ASU No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. The Company’s expected retrospective adoption of this Update will result in a reduction in its deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There will also be a reduction in the level of costs the Company defers subsequent to adoption. The Company is evaluating the full effects of implementing this Update, but the Company currently estimates that its retrospective adoption will result in a cumulative effect adjustment to the opening balance of shareowners’ equity of between 13% and 15% as of January 1, 2012, including a reduction of between approximately 20% and 22% of its existing deferred acquisition cost asset balance as of January 1, 2012. The Company currently estimates that if the change were in effect at September 30, 2011, the adoption of this Update would have resulted in a year-to-date decrease to net income in 2011 of between 8% and 10%.

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

ASU No. 2011-04 — Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”). The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The intent of this Update was not to change the application of the requirements in Topic 820. Some of the amendments clarify the intent regarding the application of existing fair value measurement requirements. The Update did modify several principles or requirements for measuring fair value or for disclosing information about fair value measurements. These changes are effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact this Update will have on its results of operations or financial position.

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

ASU No. 2011-08 — Intangibles — Goodwill and Other: Testing Goodwill for Impairment. This Update is intended to reduce the complexity and cost of goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment prior to the quantitative calculation required by current guidance. Under the amendments to Topic 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value is less than the carrying amount, the two-step impairment process is not required. However, if an entity concludes otherwise, the two-step impairment test outlined in current guidance is required to be completed. This Update does not change the requirements or implementation of the current two-step impairment test. This Update is effective January 1, 2012. The Company is currently evaluating the appropriate process to which it will adhere.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2011, except as noted above. See Note 5, Mortgage Loans for additional information on the accounting policies for mortgage loans.

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

On April 29, 2011, PLICO closed a previously announced and unrelated reinsurance transaction with Liberty Life Insurance Company (“Liberty Life”) under the terms of which PLICO reinsured substantially all of the life and health business of Liberty Life. The transaction closed in conjunction with Athene Holding Ltd’s acquisition of Liberty Life from an affiliate of Royal Bank of Canada. The capital invested by PLICO in the transaction at closing was $321 million, including a $225 million ceding commission. In conjunction with the closing, PLICO invested $40 million in a surplus note issued by Athene Life Re. The Company accounted for this transaction in a manner consistent with the purchase method of accounting as required by FASB guidance under the ASC Business Combinations topic. This guidance requires that the total consideration paid be allocated to the assets acquired and liabilities assumed based on their fair values at the transaction date.

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

The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned transactions with Liberty Life and United Investors were completed as of January 1, 2010:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011		2010	2011		2010
	(Dollars In Thousands)
Revenue	$939,381	(1)	$943,533	$2,762,074	(1)	$2,723,605

Net income	$88,614	(2)	$104,833	$250,236	(2)	$280,319

EPS - basic	$1.05		$1.21	$2.91		$3.24

EPS - diluted	$1.03		$1.20	$2.87		$3.20

(1)  Includes $66.5 million and $111.3 million of total revenue for Liberty Life and $26.6 million and $79.4 million of total revenue for UILIC, respectively, since the transaction date for the three and nine months ended September 30, 2011.

(2)  Includes $15.9 million and $25.6 million of operating income for Liberty Life and $ 3.7 million and $15.7 million of operating income for UILIC, respectively, since the transaction date for the three and nine months ended September 30, 2011.

4.             INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments are summarized as follows:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(Dollars In Thousands)
Fixed maturities	$20,721	$56,212
Equity securities	9	9,179
Impairments on fixed maturity securities	(9,829)	(24,979)
Impairments on equity securities	—	—
Modco trading portfolio	123,760	151,714
Other investments	(6,260)	(15,486)
Total realized gains (losses) - investments	$128,401	$176,640

For the three and nine months ended September 30, 2011, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $23.2 million and $69.7 million and gross realized losses were $12.4 million and $29.0 million, including $9.8 million and $24.7 million of impairment losses, respectively. The $24.7 million excludes $0.3 million of impairment losses in the trading portfolio for the nine months ended September 30, 2011.

The $9.2 million of gains included in equity securities for the nine months ended September 30, 2011, primarily relates to gains of $6.9 million on securities that have recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

For the three and nine months ended September 30, 2011, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $350.7 million and $1.8 billion, respectively. The gain realized on the sale of these securities was $23.2 million and $69.7 million, respectively.

For the three and nine months ended September 30, 2011, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $48.5 million and $211.5 million, respectively. The loss realized on the sale of these securities was $2.5 million and $4.3 million, respectively.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of September 30, 2011, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,543,463	$100,445	$(110,718)	$2,533,190	$(43,905)
Commercial mortgage-backed securities	463,075	9,322	(7,960)	464,437	—
Other asset-backed securities	870,801	2,769	(72,811)	800,759	—
U.S. government-related securities	1,244,622	92,094	(139)	1,336,577	—
Other government-related securities	127,260	6,507	(800)	132,967	—
States, municipals, and political subdivisions	1,148,313	176,289	—	1,324,602	—
Corporate bonds	16,743,208	1,793,426	(272,437)	18,264,197	1,739
	23,140,742	2,180,852	(464,865)	24,856,729	(42,166)
Equity securities	326,988	5,050	(13,971)	318,067	(73)
Short-term investments	12,744	—	—	12,744	—
	$23,480,474	$2,185,902	$(478,836)	$25,187,540	$(42,239)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses column above.

As of September 30, 2011, the Company had an additional $3.0 billion of fixed maturities, $9.7 million of equity securities, and $67.6 million of short-term investments classified as trading securities.

The amortized cost and fair value of available-for-sale fixed maturities as of September 30, 2011, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$586,074	$594,660
Due after one year through five years	4,591,736	4,769,481
Due after five years through ten years	5,864,950	6,274,144
Due after ten years	12,097,982	13,218,444
	$23,140,742	$24,856,729

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

During the three and nine months ended September 30, 2011, the Company recorded other-than-temporary impairments on investments of $6.2 million and $37.9 million, respectively, related to debt securities. Of the $6.2 million of impairments for the three months ended September 30, 2011, $9.8 million was recorded in earnings and $3.6 million of non-credit gains was recorded in other comprehensive income (loss). The $3.6 million of non-credit gains includes $1.3 million of losses related to newly impaired securities and a net gain of $4.9 million related to previously impaired securities that are now in a gain position. Of the $37.9 million of impairments for the nine months ended September 30, 2011, $25.0 million was recorded in earnings and $12.9 million was recorded in other comprehensive income (loss). During this period, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intends to sell or expects to be required to sell, except with respect to certain debt securities that were part of the Company’s collateral in its securities lending program.

For the three and nine months ended September 30, 2011, there were no other-than-temporary impairments related to equity securities.

The following chart is a rollforward of available-for-sale credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Beginning balance	$49,847	$31,576	$39,427	$25,076
Additions for newly impaired securities	744	6,211	10,150	25,661
Additions for previously impaired securities	6,647	1,179	10,750	2,930
Reductions for previously impaired securities due to a change in expected cash flows	—	—	—	—
Reductions for previously impaired securities that were sold in the current period	—	(2,947)	(3,089)	(17,648)
Other	—	—	—	—
Ending balance	$57,238	$36,019	$57,238	$36,019

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$271,390	$(14,120)	$625,419	$(96,598)	$896,809	$(110,718)
Commercial mortgage-backed securities	155,685	(7,960)	—	—	155,685	(7,960)
Other asset-backed securities	145,067	(8,864)	445,913	(63,947)	590,980	(72,811)
U.S. government-related securities	94,559	(139)	—	—	94,559	(139)
Other government-related securities	19,633	(800)	—	—	19,633	(800)
States, municipals, and political subdivisions	—	—	—	—	—	—
Corporate bonds	2,159,172	(146,475)	475,384	(125,962)	2,634,556	(272,437)
Equities	53,548	(5,607)	22,129	(8,364)	75,677	(13,971)
	$2,899,054	$(183,965)	$1,568,845	$(294,871)	$4,467,899	$(478,836)

The RMBS have a gross unrealized loss greater than twelve months of $96.6 million as of September 30, 2011. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $63.9 million as of September 30, 2011. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or until maturity.

The corporate bonds category has gross unrealized losses greater than twelve months of $126.0 million as of September 30, 2011. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The equities category has a gross unrealized loss greater than twelve months of $8.4 million as of September 30, 2011. These losses primarily relate to a widening in credit spreads on perpetual preferred stock holdings. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities.

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010:

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

The other asset-backed securities have a gross unrealized loss greater than twelve months of $27.2 million as of December 31, 2010. This category predominately includes student-loan backed auction rate securities, the underlying collateral of which is at least 97% FFELP guaranteed. These losses relate to the ARS market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or maturity.

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

As of September 30, 2011, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $2.3 billion and had an amortized cost of $2.5 billion. In addition, included in the Company’s trading portfolio, the Company held $265.2 million of securities which were rated below investment grade. Approximately $469.3 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(Dollars In Thousands)
Fixed maturities	$479,954	$677,262
Equity securities	(8,385)	(12,173)

5.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2011, the Company’s mortgage loan holdings were approximately $5.4 billion.

The Company’s commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income.

As of September 30, 2011 and December 31, 2010, the Company had an allowance for mortgage loan credit losses of $9.1 million and $11.7 million, respectively. Over the past ten years, the Company’s commercial mortgage loan portfolio has experienced an average credit loss factor of approximately 0.02%. Due to such low historical losses, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating reserves, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan. A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $69.1 million would become due in the fourth quarter of 2011, $205.2 million in 2012, $1.4 billion in 2013 through 2017, $760.3 million in 2018 through 2022, and $274.6 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2011 and December 31, 2010, approximately $880.4 million and $884.7 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income.

As of September 30, 2011, less than 0.15%, or $44.7 million, of invested assets consisted of nonperforming, restructured or are mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement.

As of September 30, 2011, $17.2 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the nine month period ending September 30, 2011. In addition, the Company foreclosed on some nonperforming loans and converted them to $5.0 million of real estate properties during the nine month period ending September 30, 2011.

As of September 30, 2011, $22.0 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the nine month period ending September 30, 2011. In addition, the Company foreclosed on some nonperforming loans and converted them to $0.5 million of real estate properties during the nine month period ending September 30, 2011.

The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

An analysis of the change in the allowance for mortgage loan credit losses is provided in the following chart for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010:

	As of
	September 30, 2011	December 31, 2010
	(Dollars In Thousands)
Beginning balance	$11,650	$1,725
Charge offs	(12,750)	(1,146)
Recoveries	(2,386)	—
Provision	12,586	11,071
Ending balance	$9,100	$11,650

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of September 30, 2011:

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$40,626	$6,874	$16,223	$63,723
Number of delinquent commercial mortgage loans	6	3	9	18

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of September 30, 2011:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$10,529	$10,529	$—	$1,504	$35	$101
With an allowance recorded	21,461	21,459	9,100	4,292	168	251

6.                                      GOODWILL

During the nine months ended September 30, 2011, the Company decreased its goodwill balance by approximately $2.3 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2011 on the portion of tax goodwill in excess of GAAP basis goodwill. As of September 30, 2011, the Company had an aggregate goodwill balance of $112.4 million.

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

The Company also considers its market capitalization in assessing the reasonableness of the fair values estimated for its reporting units in connection with its goodwill impairment testing. In considering the Company’s

September 30, 2011 common equity price, which was lower than its book value per share, the Company noted there are several factors that would result in its market capitalization being lower than the fair value of its reporting units that are tested for goodwill impairment. Such factors that would not be reflected in the valuation of the Company’s reporting units with goodwill include, but are not limited to: a potential concern about future earnings growth, negative market sentiment, different valuation methodologies that resulted in low valuation, and increased risk premium for holding investments in mortgage-backed securities and commercial mortgage loans. Deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company’s reporting units. In the Company’s view, market capitalization being below book value does not invalidate the Company’s fair value assessment related to the recoverability of goodwill in its reporting units, and did not result in a triggering or impairment event.

7.                                      DEBT AND OTHER OBLIGATIONS

Non-recourse funding obligations outstanding as of September 30, 2011, on a consolidated basis, are shown in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$414,800	2052	1.33%

During the nine months ended September 30, 2011, the Company repurchased $117.6 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $37.0 million pre-tax gain for the Company.

During the three months ended September 30, 2011, the Company’s Medium-Term Notes of $9.9 million matured and were paid in full, along with applicable accrued interest.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of September 30, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of the Company’s affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of September 30, 2011, securities related to $414.8 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $160.2 million of the non-recourse funding obligations were held by affiliates.

Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $145.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of September 30, 2011.

The Company has a repurchase program, in which we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2011, the fair value of securities pledged under the repurchase program was $170.2 million and the repurchase obligation of $157.1 million was included in other liabilities in the consolidated condensed balance sheets. As of December 31, 2010, the Company did not have a balance for our repurchase program

8.                                      COMMITMENTS AND CONTINGENCIES

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

Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. In addition, from time to time, companies may be asked to contribute amounts beyond prescribed limits. Most insurance guaranty fund laws provide that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength. The Company does not believe its insurance guaranty fund assessments will be materially different from amounts already provided for in the financial statements.

A number of civil jury verdicts have been returned against insurers, broker dealers and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Publicly held companies in general and the financial services and insurance industries in particular are also sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some companies have been the subject of law enforcement or regulatory actions or other actions resulting from such investigations. The Company, in the ordinary course of business, is involved in such matters.

The Company establishes liabilities for litigation and regulatory actions when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.   For matters where a loss is believed to be reasonably possible, but not probable, no liability is established.  For such matters, the Company may provide an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made.  The Company reviews relevant information with respect to litigation and regulatory matters on a quarterly and annual basis and updates its established liabilities, disclosures and estimates of reasonably possible losses or range of loss based on such reviews.

Although the Company cannot predict the outcome of any litigation or regulatory action, the Company does not believe that any such outcome will have an impact, either individually or in the aggregate, on its financial condition or results of operations that differs materially from the Company’s established liabilities. Given the inherent difficulty in predicting the outcome of such matters, however, it is possible that an adverse outcome in certain such matters could be material to the Company’s financial condition or results of operations for any particular reporting period.

9.                                      COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Net income	$88,614	$70,371	$249,444	$181,321
Change in net unrealized gains on investments, net of income tax: (three months: 2011 - $238,985; 2010 - $211,169; nine months: 2011 - $342,445; 2010 - $484,424)	443,832	392,180	635,983	898,995
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2011 - $(509); 2010 - $19,461; nine months: 2011 - $(9,561); 2010 - $9,006)	(944)	36,141	(17,755)	16,725
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2011 - $(420); 2010 - $1,951; nine months: 2011 - $1,424; 2010 - $2,145)	(780)	3,581	2,645	3,347
Change in postretirement benefits liability adjustment, net of income tax: (three months: 2011 - $(451); 2010 - $325; nine months: 2011 - $(1,354); 2010 - $974)	(839)	603	(2,515)	1,808
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2011 - $(3,814); 2010 - $(3,583); nine months: 2011 - $(14,139); 2010 - $2,036)	(7,087)	(6,663)	(26,273)	3,996
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2011 - $(355); 2010 - $(760); nine months: 2011 - $(478); 2010 - $(966))	(659)	(1,368)	(887)	(1,738)
Comprehensive income	522,137	494,845	840,642	1,104,454
Comprehensive income (loss) attributable to noncontrolling interests	—	77	(245)	277
Comprehensive income attributable to Protective Life Corporation	$522,137	$494,922	$840,397	$1,104,731

10.                               STOCK-BASED COMPENSATION

During the nine months ended September 30, 2011, 191,000 performance shares with an estimated fair value of $5.4 million were issued. The criteria for payment of the 2011 performance awards is based primarily on the Company’s average operating return on average equity (“ROE”) over a three-year period. If the Company’s ROE is below 9.0%, no award is earned. If the Company’s ROE is at or above 10.0%, the award maximum is earned. Awards are paid in shares of the Company’s common stock. No performance share awards were issued during the nine months ended September 30, 2010.

Additionally, the Company issued 172,000 restricted stock units for the nine months ended September 30, 2011. These awards had a total fair value at grant date of $4.9 million. Approximately half of these restricted stock units vest in 2014, and the remainder vest in 2015.

Stock appreciation right (“SARs”) have been granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the Company’s common stock. The SARs are exercisable either five years after the date of grant or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of the Company) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price is as follows:

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2010	$21.97	2,324,837
SARs granted	—	—
SARs exercised / forfeited / expired	8.22	46,875
Balance as of September 30, 2011	$22.25	2,277,962

There were no SARs issued for the nine months ended September 30, 2011. The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s common stock and the market value at the exercise date for each SAR.

11.                               EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of the Company’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,194	$2,068	$6,582	$6,204
Interest cost on projected benefit obligation	2,508	2,357	7,524	7,071
Expected return on plan assets	(2,512)	(2,312)	(7,536)	(6,936)
Amortization of prior service cost	(98)	(98)	(294)	(294)
Amortization of actuarial losses	1,388	1,026	4,164	3,078
Total benefit cost	$3,480	$3,041	$10,440	$9,123

During the nine months ended September 30, 2011, the Company contributed $5.7 million to its defined benefit pension plan for the 2010 plan year and $4.5 million for the 2011 plan year. In addition, during October of 2011, the Company contributed $2.2 million to the defined benefit pension plan for the 2011 plan year. The Company will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%.

In addition to pension benefits, the Company provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, the Company provides a prescription drug benefit. The cost of these plans for the nine months ended September 30, 2011, was immaterial to the Company’s financial statements.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income available to PLC’s common shareowners	$88,614	$70,448	$249,199	$181,598

Average shares issued and outstanding	83,844,567	85,662,988	84,979,539	85,628,404
Issuable under various deferred compensation plans	877,665	940,581	904,130	927,357
Weighted shares outstanding - basic	84,722,232	86,603,569	85,883,669	86,555,761

Per share:
Net income available to PLC’s common shareowners - basic	$1.05	$0.81	$2.90	$2.10

Calculation of diluted earnings per share:
Net income available to PLC’s common shareowners	$88,614	$70,448	$249,199	$181,598

Weighted shares outstanding - basic	84,722,232	86,603,569	85,883,669	86,555,761
Stock appreciation rights (“SARs”)(1)	438,172	468,886	477,383	466,511
Issuable under various other stock-based compensation plans	114,881	110,102	117,453	134,299
Restricted stock units	729,286	519,035	674,307	483,650
Weighted shares outstanding - diluted	86,004,571	87,701,592	87,152,812	87,640,221

Per share:
Net income available to PLC’s common shareowners - diluted	$1.03	$0.80	$2.86	$2.07

(1) Excludes 1,434,180 and 1,475,645 SARs as of September 30, 2011 and 2010, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company’s earnings per share and will be included in the Company’s calculation of the diluted average shares outstanding for applicable periods.

13.                               INCOME TAXES

There have been no material changes to the balance of unrecognized income tax benefits which impacted earnings for the nine months ended September 30, 2011. Within the next twelve months, the Company does not expect to have any material adjustments to its unrecognized income tax benefits liability with regard to any of the tax jurisdictions in which it conducts its business operations.

The Company has computed its effective income tax rate for the three and nine months ended September 30, 2011 and 2010, based upon its estimate of its annual 2011 and 2010 income. The effective tax rate for the three and nine months ended September 30, 2011 was 32.5% and 34.1%, respectively, and 34.2% and 33.5% for the three and nine months ended September 30, 2010, respectively.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of September 30, 2011.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,533,183	$7	$2,533,190
Commercial mortgage-backed securities	—	455,003	9,434	464,437
Other asset-backed securities	—	201,918	598,841	800,759
U.S. government-related securities	873,752	447,825	15,000	1,336,577
States, municipals, and political subdivisions	—	1,324,529	73	1,324,602
Other government-related securities	15,011	117,956	—	132,967
Corporate bonds	200	18,143,359	120,638	18,264,197
Total fixed maturity securities - available-for-sale	888,963	23,223,773	743,993	24,856,729

Fixed maturity securities - trading
Residential mortgage-backed securities	—	359,700	—	359,700
Commercial mortgage-backed securities	—	180,820	—	180,820
Other asset-backed securities	—	24,815	26,263	51,078
U.S. government-related securities	469,399	10,512	3,450	483,361
States, municipals, and political subdivisions	—	230,812	—	230,812
Other government-related securities	—	78,644	—	78,644
Corporate bonds	—	1,572,634	41,226	1,613,860
Total fixed maturity securities - trading	469,399	2,457,937	70,939	2,998,275
Total fixed maturity securities	1,358,362	25,681,710	814,932	27,855,004
Equity securities	235,772	11,553	80,477	327,802
Other long-term investments (1)	91,843	8,696	8,487	109,026
Short-term investments	80,387	—	—	80,387
Total investments	1,766,364	25,701,959	903,896	28,372,219
Cash	332,487	—	—	332,487
Other assets	6,404	—	—	6,404
Assets related to separate accounts
Variable annuity	5,947,391	—	—	5,947,391
Variable universal life	470,283	—	—	470,283
Total assets measured at fair value on a recurring basis	$8,522,929	$25,701,959	$903,896	$35,128,784

Liabilities:
Annuity account balances (2)	$—	$—	$139,145	$139,145
Other liabilities (1)	50,773	17,959	449,984	518,716
Total liabilities measured at fair value on a recurring basis	$50,773	$17,959	$589,129	$657,861

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2011.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of September 30, 2011, the Company held $3.8 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of September 30, 2011, the Company held $634.5 million of Level 3 ABS, which included $26.3 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

The fair value calculation of available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.5%
Par value	$693.7 million
Weighted-average life	12.0 years

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of September 30, 2011, the Company classified approximately $21.9 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

The brokers and third party pricing service utilize a valuation model that consists of a hybrid income and market approach to valuation. The pricing model utilizes the following inputs: 1) principal and interest payments, 2) treasury yield curve, 3) credit spreads from new issue and secondary trading markets, 4) dealer quotes with adjustments for issues with early redemption features, 5) liquidity premiums present on private placements, and 6) discount margins from dealers in the new issue market.

As of September 30, 2011, the Company classified approximately $180.4 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

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

The fair value calculation of bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	69.8%
Weighted-average yield	4.4%
Weighted-average coupon	4.6%
Par value	$193.4 million
Weighted-average stated maturity	5.7 years

Equities

As of September 30, 2011, the Company held approximately $92.0 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free standing and embedded derivative instruments. Refer to Note 15, Derivative Financial Instruments for additional information related to derivatives. Derivative instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2011, 95.9% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

Derivative instruments classified as Level 1 include futures, credit default swaps, and certain options, which are traded on active exchange markets.

Derivative instruments classified as Level 2 primarily include interest rate, inflation, and currency exchange swaps. These derivative valuations are determined using independent broker quotations, which are corroborated with observable market inputs.

Derivative instruments classified as Level 3 were embedded derivatives and include at least one non-observable significant input. A derivative instrument containing Level 1 and Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

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

Included in the chart below are current key assumptions which include risk margins for the Company.

Asset Earned Rate	5.89%
Admin Expense per Policy	$78 to $93 per policy
Partial Withdrawal Rate (for ages less than 70)	2.00%
Partial Withdrawal Rate (for ages 70 and greater)	2.00%
Mortality	65% of 94 GMDB table
Lapse	2.2% to 55% depending on the surrender charge period
Return on Assets	1.5% to 1.85% depending on the guarantee period

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for September 30, 2011, ranged from a one month rate of 1.86%, a 5 year rate of 3.65%, and a 30 year rate of 5.15%.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2011, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$7	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	9,434	—	9,434	—
Other asset-backed securities	637,746	—	1,478	—	(40,295)	—	—	—	—	—	(88)	598,841	—
U.S. government-related securities	15,000	—	—	—	(3)	—	—	—	—	—	3	15,000	—
States, municipals, and political subdivisions	74	—	—	—	—	—	(1)	—	—	—	—	73	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	118,025	—	3,388	—	(100)	—	(675)	—	—	—	—	120,638	—
Total fixed maturity securities - available-for-sale	770,852	—	4,866	—	(40,398)	—	(676)	—	—	9,434	(85)	743,993	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	41,093	28	—	(918)	—	—	(14,590)	—	—	—	650	26,263	(734)
U.S. government-related securities	3,512	—	—	(60)	—	—	—	—	—	—	(2)	3,450	(60)
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	42,041	—	—	(825)	—	—	(71)	—	—	—	81	41,226	(825)
Total fixed maturity securities - trading	86,646	28	—	(1,803)	—	—	(14,661)	—	—	—	729	70,939	(1,619)
Total fixed maturity securities	857,498	28	4,866	(1,803)	(40,398)	—	(15,337)	—	—	9,434	644	814,932	(1,619)
Equity securities	80,782	—	—	—	(305)	—	—	—	—	—	—	80,477	—
Other long-term investments (1)	27,531	—	—	(19,044)	—	—	—	—	—	—	—	8,487	(19,043)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	965,811	28	4,866	(20,847)	(40,703)	—	(15,337)	—	—	9,434	644	903,896	(20,662)
Total assets measured at fair value on a recurring basis	$965,811	$28	$4,866	$(20,847)	$(40,703)	$—	$(15,337)	$—	$—	$9,434	$644	$903,896	$(20,662)

Liabilities:
Annuity account balances (2)	$142,470	$—	$—	$22	$—	$—	$—	$161	$3,508	$—	$—	$139,145	$—
Other liabilities (1)	213,659	—	—	237,130	—	—	805	—	—	—	—	449,984	(237,130)
Total liabilities measured at fair value on a recurring basis	$356,129	$—	$—	$237,152	$—	$—	$805	$161	$3,508	$—	$—	$589,129	$(237,130)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the three months ended September 30, 2011, $9.4 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 30, 2011.

For the three months ended September 30, 2011, there were no securities transferred out of Level 3.

For the three months ended September 30, 2011, there were no transfers from Level 2 to Level 1.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2011, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$20	$—	$12	$(4)	$—	$—	$(12)	$—	$—	$(9)	$—	$7	$—
Commercial mortgage-backed securities	19,901	—	147	—	—	—	(103)	—	—	(10,511)	—	9,434	—
Other asset-backed securities	641,129	1,786	3,637	(2,133)	(45,441)	118,598	(118,598)	—	—	—	(137)	598,841	—
U.S. government-related securities	15,109	—	—	—	(119)	—	—	—	—	—	10	15,000	—
States, municipals, and political subdivisions	78	—	—	—	—	—	(5)	—	—	—	—	73	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	65,032	—	4,873	—	(1,055)	40,000	(2,797)	—	—	14,585	—	120,638	—
Total fixed maturity securities - available-for-sale	741,269	1,786	8,669	(2,137)	(46,615)	158,598	(121,515)	—	—	4,065	(127)	743,993	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59,925	1,180	—	(2,230)	—	3,793	(38,543)	—	—	—	2,138	26,263	(656)
U.S. government-related securities	3,442	130	—	(117)	—	—	—	—	—	—	(5)	3,450	14
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	(825)	—	—	(71)	—	—	42,041	81	41,226	(451)
Total fixed maturity securities - trading	63,367	1,310	—	(3,172)	—	3,793	(38,614)	—	—	42,041	2,214	70,939	(1,093)
Total fixed maturity securities	804,636	3,096	8,669	(5,309)	(46,615)	162,391	(160,129)	—	—	46,106	2,087	814,932	(1,093)
Equity securities	77,098	49	445	—	(1,049)	3,962	(49)	—	—	21	—	80,477	—
Other long-term investments (1)	25,065	—	—	(16,578)	—	—	—	—	—	—	—	8,487	(16,577)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	906,799	3,145	9,114	(21,887)	(47,664)	166,353	(160,178)	—	—	46,127	2,087	903,896	(17,670)
Total assets measured at fair value on a recurring basis	$906,799	$3,145	$9,114	$(21,887)	$(47,664)	$166,353	$(160,178)	$—	$—	$46,127	$2,087	$903,896	$(17,670)

Liabilities:
Annuity account balances (2)	$143,264	$—	$—	$4,257	$—	$—	$—	$475	$8,851	$—	$—	$139,145	$—
Other liabilities (1)	190,529	—	—	262,128	—	—	2,673	—	—	—	—	449,984	(262,128)
Total liabilities measured at fair value on a recurring basis	$333,793	$—	$—	$266,385	$—	$—	$2,673	$475	$8,851	$—	$—	$589,129	$(262,128)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the nine months ended September 30, 2011, $66.1 million of securities were transferred into Level 3. This amount was transferred almost entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 30, 2011.

For the nine months ended September 30, 2011, $20.0 million of securities were transferred out of Level 3. This amount was transferred almost entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs, as of September 30, 2011. All transfers are recognized as of the end of the reporting period.

For the nine months ended September 30, 2011, there were no transfers from Level 2 to Level 1.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

	As of
	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$5,377,977	$6,270,590	$4,892,829	$5,336,732
Policy loans	880,203	880,203	793,448	793,448

Liabilities:
Stable value product account balances	$2,827,862	$2,923,560	$3,076,233	$3,163,902
Annuity account balances	10,975,016	10,836,441	10,591,605	10,451,526
Mortgage loan backed certificates	32,471	32,877	61,678	63,127

Debt:
Bank borrowings	$145,000	$145,000	$142,000	$142,000
Senior and Medium-Term Notes	1,350,000	1,487,636	1,359,852	1,455,641
Subordinated debt securities	524,743	521,315	524,743	517,383
Non-recourse funding obligations	414,800	227,434	532,400	389,534

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

Non-recourse funding obligations

As of September 30, 2011, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

15.                               DERIVATIVE FINANCIAL INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

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

Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period. The Company attempts to minimize its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and risk management strategies. In addition, all derivative programs are monitored by our risk management department.

Derivatives Related to Interest Rate Risk Management

Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options, interest rate caps, and interest rate swaptions. The Company’s inflation risk management strategy involves the use of swaps that requires the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).

Derivatives Related to Risk Mitigation of Variable Annuity Contracts

The Company uses the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

•      Foreign Currency Futures

•      Variance Swaps

•      Interest Rate Futures

•      Equity Options

•      Equity Futures

•      Credit Derivatives

The Company has sold credit protection under single name credit default swaps and credit default swap indices for which it receives a premium to insure credit risk. Such credit derivatives are a part of the Company’s program to mitigate risks related to certain minimum guaranteed benefits of variable annuity contracts and are designed to offset some portion of the Company’s nonperformance risk. The Company will only make a payment in the event there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less an auction-determined recovery rate, to the percentage extent described. A credit event is generally defined to include material default, bankruptcy, or debt restructuring. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, equals the notional value of the credit default swaps.

The following table includes the estimated fair value, maximum amount of future payments, and the maturity dates of written credit default swaps, segregated by counterparty exposure:

									Maximum
	Reason for		Nature of		Number of		Upfront fee	Unrealized	potential
Maturity	entering		recourse		instruments	Fair Value(3)	received	gain (loss)	payout(4)
(Dollars In Thousands)

12/20/21		(1)		(2)	3	(35,883)	29,515	(6,368)	700,000	(5)
12/20/21		(1)		(2)	1	(9,934)	8,153	(1,781)	200,000
12/20/21		(1)		(2)	1	(4,823)	4,990	167	100,000
					5	(50,640)	42,658	(7,982)	1,000,000

(1) The Company wrote these positions to mitigate the Company’s non-performance risk related to certain guaranteed minimum withdrawal benefits within its variable annuity products.

(2) The Company does not have the right to demand indemnification or compensation from third parties in the case of a loss (payment) on the contract.

(3) Broker quotes are used to determine the market value of credit derivatives.

(4) The underlying reference entity is the Markit CDX North America Investment Grade Index, Series 17, which is comprised of 125 equally weighted credit default swaps on investment grade entities. The maximum potential payout assumes the recovery value on each investment grade entity is zero.

(5) The Company has posted $20 million of collateral with this counterparty for over-the-counter derivative positions.

The following table includes the credit ratings of the underlying entities that make up the index as of September 30, 2011:

Credit rating of
Rating	underlying index
AA	4.0%
A	34.0
BBB	62.0
100.0%

Accounting for Derivative Instruments

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

Derivative Instruments Designated and Qualify as Hedging Instruments

Cash-Flow Hedges

•                 In connection with the issuance of inflation adjusted funding agreements, the Company has entered into swaps to convert the floating CPI-linked interest rate on the contracts to a fixed rate. The Company paid a fixed rate on the swap and received a floating rate equal to the CPI change paid on the funding agreements.

•                 The Company has entered into an interest rate swap to convert LIBOR based floating rate interest payments on funding agreement to fixed rate interest payments.

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been designated by the Company for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

Derivatives related to variable annuity contracts

•                 The Company uses equity, interest rate, and currency futures to mitigate the interest rate risk related to certain guaranteed minimum benefits within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in a net pre-tax gain of $11.5 million and a pre-tax loss of $7.8 million, interest rate futures resulted in pre-tax gains of $144.2 million and $147.6 million, and currency futures resulted in net pre-tax gains of $2.4 million and $2.2 million, for the three and nine months ended September 30, 2011, respectively.

•                 The Company uses equity options, volatility swaps, and interest rate swaps to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity options resulted in net pre-tax gains of $30.1 million and $22.8 million, the volatility swaps resulted in net pre-tax gains of $3.5 million and a loss of $0.2 million, and the interest rate swaps resulted in a net pre-tax gain of $5.8 million and $5.8 million for the three and nine months ended September 30, 2011, respectively. Such positions were not held during the nine months ended September 30, 2010.

•                 The Company entered into credit default swaps to partially mitigate the Company’s non-performance risk related to certain guaranteed minimum withdrawal benefits within our variable annuity products. The Company reported net pre-tax losses of $24.0 million and $23.0 million for the three and nine months ended September 30, 2011 related to credit default swaps from the change in swaps’ fair value premium income, and a realized loss on terminated contracts of $17.6 million.

•                 The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax losses of $150.1 million and $147.6 million for the three and nine months ended September 30, 2011, and pre-tax losses of $19.1 million and $59.3 million for the three and nine months ended September 30, 2010, respectively, related to these embedded derivatives.

Other Derivatives

•                 The Company entered into credit default swaps to enhance the return on its investment portfolio. The Company reported net pre-tax losses of $0.3 million and $0.5 million for the three and nine months ended September 30, 2011, and pre-tax gains of  $1.0 million and $0.4 million for the three and nine months ended September 30 2010, respectively, related to credit default swaps from the change in swaps’ fair value and premium income.

•                 The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. The Company recognized pre-tax losses of $8.2 million and $10.6 million on interest rate swaps for the three and nine months ended September 30, 2011 and pre-tax losses of $4.7 million and $13.5 million on interest rate swaps for the three and nine months ended September 30, 2010, respectively.

•                 The Company purchased interest rate caps in the three months ended September 30, 2011. These caps mitigate the Company’s credit risk with respect to its holding of the debt of certain European banks. These banks in turn hold sovereign debt of certain European governments. These caps resulted in net pre-tax losses of $2.6 million for the three and nine months ended September 30, 2011.

•                 The Company uses other types of derivatives to manage risk related to other exposures. The Company recognized pre-tax losses of $0.6 million for the three and nine months ended September 30, 2011. The Company recognized losses of $0.4 million for the three months ended September 30, 2010 and pre-tax gains of $0.4 million for the nine months ended September 30, 2010.

•                 The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives that must be reported at fair value. Changes in fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes which substantially offset the gains or losses on these embedded derivatives. The Company recognized pre-tax losses of $109.5 million and $130.9 million for the three and nine months ended September 30, 2011 and pre-tax losses of $85.5 million and $179.7 million for the three and nine months ended September 30, 2010, respectively.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of September 30, 2011		As of December 31, 2010
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$12,084	$3	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	100,000	5,808	25,000	3,808
Credit default swaps	—	—	—	—
Embedded derivative - Modco reinsurance treaties	29,964	2,173	29,563	2,687
Embedded derivative - GMWB	685,478	6,314	1,099,902	22,378
Interest rate futures	1,246,697	51,748	—	—
Equity futures	231,664	10,102	—	—
Currency futures	74,661	2,071	—	—
Interest rate caps	3,000,000	2,885	—	—
Other	505,214	27,922	95,000	6,794
	$5,885,762	$109,026	$1,249,465	$35,667
Other liabilities
Cash flow hedges:
Inflation	$251,467	$11,727	$293,379	$12,005
Interest rate	75,000	3,415	75,000	6,747
Derivatives not designated as hedging instruments:
Credit default swaps	1,000,000	50,640	25,000	1,099
Interest rate swaps	25,000	2,817	110,000	9,137
Embedded derivative - Modco reinsurance treaties	2,787,486	276,508	2,842,862	146,105
Embedded derivative - GMWB	3,484,749	173,476	1,494,657	41,990
Interest rate futures	113,536	133	598,357	16,764
Equity futures	—	—	327,321	7,231
Other	—	—	338,438	2,433
	$7,737,238	$518,716	$6,105,014	$243,511

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended September 30, 2011			For The Nine Months Ended September 30, 2011
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$38	$—	$—	$(304)
Inflation	—	—	(3,162)	—	—	(978)

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(911)	$—	$—	$(2,689)	$—
Inflation	—	488	—	—	(840)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$(485)	$—	$—	$(457)	$—	$—

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended September 30, 2010			For The Nine Months Ended September 30, 2010
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(842)	$—	$—	$(2,958)
Inflation	—	—	1,532	—	—	(2,360)

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(1,774)	$—	$—	$(5,747)	$—
Inflation	—	(965)	—	—	(2,049)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$25	$—	$—	$(311)	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $3.9 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses) - derivative financial instruments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$144,182	$23,047	$147,550	$23,047
Equity futures - VA	11,524	(8,444)	(7,822)	(8,444)
Currency futures - VA	2,376	—	2,177	—
Volatility swaps - VA	3,495	—	(239)	—
Equity options - VA	30,072	—	22,813	—
Interest rate swaps - VA	5,808	—	5,808	—
Credit default swaps - VA	(23,897)	—	(22,981)	—
Embedded derivative - GMWB	(150,125)	(19,101)	(147,550)	(59,296)
Total derivatives related to variable annuity contracts	23,435	(4,498)	(244)	(44,693)
Embedded derivative - Modco reinsurance treaties	(109,542)	(85,496)	(130,914)	(179,654)
Interest rate swaps	(8,185)	(4,676)	(10,642)	(13,450)
Interest rate caps	(2,581)	—	(2,581)	—
Credit default swaps	(321)	1,040	(543)	404
Other	(622)	(404)	(571)	399
Total realized gains (losses) - derivatives	$(97,816)	$(94,034)	$(145,495)	$(236,994)

Realized investment gains (losses) - all other investments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)

Modco trading portfolio(1)	$123,760	$96,689	$151,714	$204,749

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

•                 The Life Marketing segment markets universal life (“UL”), variable universal life, bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

There were no significant intersegment transactions during the nine months ended September 30, 2011 and 2010.

The following tables summarize financial information for the Company’s segments:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Revenues
Life Marketing	$331,239	$309,986	$988,003	$917,118
Acquisitions	273,066	188,177	715,960	564,473
Annuities	183,201	141,129	466,935	367,184
Stable Value Products	45,158	42,031	136,294	127,260
Asset Protection	71,289	67,756	208,969	201,956
Corporate and Other	35,428	54,022	163,084	128,982
Total revenues	$939,381	$803,101	$2,679,245	$2,306,973
Segment Operating Income (Loss)
Life Marketing	$20,321	$30,868	$80,264	$107,301
Acquisitions	44,028	27,866	115,848	89,425
Annuities	43,784	22,704	81,244	41,496
Stable Value Products	14,217	8,339	42,554	30,345
Asset Protection	6,019	5,154	18,091	24,837
Corporate and Other	(3,815)	405	10,183	(15,350)
Total segment operating income	124,554	95,336	348,184	278,054
Realized investment (losses) gains - investments(1)(3)	127,900	101,566	175,393	187,960
Realized investment (losses) gains - derivatives(2)	(121,251)	(89,828)	(145,251)	(193,004)
Income tax expense	(42,589)	(36,626)	(129,127)	(91,412)
Net income available to PLC’s common shareowners	$88,614	$70,448	$249,199	$181,598

(1) Realized investment (losses) gains - investments	$128,401	$103,172	$176,640	$190,108
Less: related amortization of DAC/VOBA	501	1,606	1,247	2,148
	$127,900	$101,566	$175,393	$187,960

(2) Realized investment gains (losses) - derivatives	$(97,816)	$(94,034)	$(145,495)	$(236,994)
Less: settlements on certain interest rate swaps	—	42	—	126
Less: derivative activity related to certain annuities	23,435	(4,248)	(244)	(44,116)
	$(121,251)	$(89,828)	$(145,251)	$(193,004)

(3) Includes other-than-temporary impairments of $9.8 million and $25.0 million for the three and nine months ended September 30, 2011, respectively, and $7.6 million and $36.3 million for the three and nine months ended September 30, 2010, respectively.

	Operating Segment Assets
	As of September 30, 2011
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$10,224,631	$11,489,379	$14,204,908	$2,825,294
Deferred policy acquisition costs and value of business acquired	2,567,032	843,665	506,030	2,568
Goodwill	10,192	39,488	—	—
Total assets	$12,801,855	$12,372,532	$14,710,938	$2,827,862

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$713,199	$8,432,303	$21,156	$47,910,870
Deferred policy acquisition costs and value of business acquired	77,696	3,108	—	4,000,099
Goodwill	62,671	83	—	112,434
Total assets	$853,566	$8,435,494	$21,156	$52,023,403

	Operating Segment Assets
	As of December 31, 2010
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,623,991	$10,270,540	$12,603,533	$3,069,330
Deferred policy acquisition costs and value of business acquired	2,475,621	810,681	471,163	6,903
Goodwill	10,192	41,812	—	—
Total assets	$12,109,804	$11,123,033	$13,074,696	$3,076,233

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$691,973	$7,313,232	$23,686	$43,596,285
Deferred policy acquisition costs and value of business acquired	83,878	3,497	—	3,851,743
Goodwill	62,671	83	—	114,758
Total assets	$838,522	$7,316,812	$23,686	$47,562,786

17.                               SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to September 30, 2011, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

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

EXECUTIVE SUMMARY

We reported solid core performance across our business segments in the first nine months of 2011. Operating earnings exceeded plan by 12.6% for the nine months ended September 30, 2011. In addition, sales in our life insurance, annuities, stable value products, and asset protection segments exceeded our plan for the first nine months of the year. We have also been able to effectively execute our capital management strategy by repurchasing shares in the second and third quarters of 2011. Based on the fundamental underlying trends we have experienced, we believe we are positioned to finish the year ahead of plan.

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

We periodically review and update as appropriate our key assumptions on products using the ASC Financial Services-Insurance Topic, including future mortality, expenses, lapses, premium persistency, investment yields, interest spreads, and equity market returns. Changes to these assumptions result in adjustments which increase or decrease DAC amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as “unlocking”.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income available to PLC’s common shareowners:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$20,321	$30,868	(34.2)%	$80,264	$107,301	(25.2)%
Acquisitions	44,028	27,866	58.0	115,848	89,425	29.5
Annuities	43,784	22,704	92.8	81,244	41,496	95.8
Stable Value Products	14,217	8,339	70.5	42,554	30,345	40.2
Asset Protection	6,019	5,154	16.8	18,091	24,837	(27.2)
Corporate and Other	(3,815)	405	n/m	10,183	(15,350)	n/m
Total segment operating income	124,554	95,336	30.6	348,184	278,054	25.2
Realized investment gains (losses) - investments(1)(3)	127,900	101,566		175,393	187,960
Realized investment gains (losses) - derivatives(2)	(121,251)	(89,828)		(145,251)	(193,004)
Income tax expense	(42,589)	(36,626)		(129,127)	(91,412)
Net income available to PLC’s common shareowners	$88,614	$70,448	25.8	$249,199	$181,598	37.2

(1) Realized investment gains (losses) - investments(3)	$128,401	$103,172		$176,640	$190,108
Less: related amortization of DAC	501	1,606		1,247	2,148
	$127,900	$101,566		$175,393	$187,960

(2) Realized investment gains (losses) - derivatives	$(97,816)	$(94,034)		$(145,495)	$(236,994)
Less: settlements on certain interest rate swaps	—	42		—	126
Less: derivative activity related to certain annuities	23,435	(4,248)		(244)	(44,116)
	$(121,251)	$(89,828)		$(145,251)	$(193,004)

(3)    Includes other-than-temporary impairments of $9.8 million and $25.0 million for the three and nine months ended September 30, 2011, respectively, and $7.6 million and $36.3 million for the three and nine months ended September 30, 2010, respectively.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Net income available to PLC’s common shareowners for the three months ended September 30, 2011, included a $29.2 million, or 30.6%, increase in segment operating income. The increase was primarily related to a $16.2 million increase in the Acquisitions segment, a $21.1 million increase in the Annuities segment, a $5.9 million increase in the Stable Value Products segment, and a $0.9 million increase in the Asset Protection segment. These increases were partially offset by a $10.5 million decrease in the Life Marketing segment and a $4.2 million decrease in the Corporate and Other segment.

We experienced net realized gains of $30.6 million for the three months ended September 30, 2011, as compared to net realized gains of $9.1 million for the three months ended September 30, 2010. The gains realized for the three months ended September 30, 2011, were primarily related to $20.7 million of gains related to investment securities sale activity, a net gain of $23.4 million of derivatives related to variable annuity contracts, and $14.2 million of gains related to the net activity related to the modified coinsurance portfolio. Partially offsetting these gains were losses of $9.8 million for other-than-temporary impairment credit-related losses, a $10.7 million loss on interest rate caps and swaps, and a $7.2 million loss related to other investment and derivative activity.

•                 Life Marketing segment operating income was $20.3 million for the three months ended September 30, 2011, representing a decrease of $10.5 million, or 34.2%, from the three months ended September 30, 2010. The decrease was primarily due to the impact of unlocking which reduced third quarter 2011 operating income $12.0 million and increased third quarter 2010 operating income $2.3 million. This was partly offset by more favorable traditional life mortality experience.

•                 Acquisitions segment operating income was $44.0 million for the three months ended September 30, 2011, an increase of $16.2 million, or 58.0%, as compared to the three months ended September 30, 2010, primarily due to the addition of the United Investors and Liberty Life blocks which added $18.7 million to operating income. This increase was partially offset by expected runoff in the existing blocks.

•                 Annuities segment pre-tax operating income was $43.8 million for the three months ended September 30, 2011, as compared to $22.7 million for the three months ended September 30, 2010. The current quarter included a favorable $19.4 million impact related to guaranteed benefits of certain variable annuity (“VA”)

contracts, as compared to an unfavorable $1.0 million impact in the third quarter of 2010. The remainder of the favorable variance is due to higher VA fees, higher spreads, improved single premium immediate annuities (“SPIA”) mortality results, and growth in the single premium deferred annuities (“SPDA”) line, offset by unfavorable changes in DAC and benefits and settlements expenses unlocking.

•                 Stable Value Products segment operating income was $14.2 million and increased $5.9 million, or 70.5%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the third quarter 2011 results are participating mortgage loan income and bank loan fee income of $1.2 million as compared to $0.1 million in the third quarter of 2010. The operating spread increased 110 basis points to 210 basis points for the three months ended September 30, 2011, as compared to an operating spread of 100 basis points for the three months ended September 30, 2010.

•                 Asset Protection operating income was $6.0 million, representing an increase of $0.9 million, or 16.8%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Earnings from other products, primarily from the GAP product line, increased $1.2 million, or 56.0%, for the three months ended September 30, 2011, due to higher volume and favorable loss experience. Credit insurance earnings increased $0.9 million as compared to the three months ended September 30, 2010, primarily due to lower expenses. Partially offsetting these increases was a $1.2 million, or 33.4%, decrease in the service contract earnings as compared to the three months ended September 30, 2010, resulting primarily from higher expenses attributable to increased contingent commissions and expenses related to new initiatives.

•                 Corporate and Other segment operating loss was $3.8 million for the three months ended September 30, 2011, as compared to operating income of $0.4 million for the three months ended September 30, 2010. The variance was primarily due to an unfavorable variance of $9.9 million related to a portfolio of securities designated for trading as compared to the same period in the prior year.  Offsetting this was an increase in the segment’s core net investment income and a $2.4 million favorable variance related to the repurchase of non-recourse funding obligations. $6.3 million of pre-tax gains was generated by repurchases in the third quarter of 2011, as compared to $3.9 million of pre-tax gains generated in the third quarter of 2010.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Net income available to PLC’s common shareowners for the nine months ended September 30, 2011, included a $70.1 million, or 25.2%, increase in segment operating income. The increase was primarily related to a $26.4 million increase in the Acquisitions segment, a $39.7 million increase in the Annuities segment, a $12.2 million increase in the Stable Value Products segment, and a $25.5 million improvement in the Corporate and Other segment. These increases were partially offset by a $27.0 million decrease in the Life Marketing segment and a $6.7 million decrease in the Asset Protection segment.

We experienced net realized gains of $31.1 million for the nine months ended September 30, 2011, as compared to net realized losses of $46.9 million for the nine months ended September 30, 2010. The gains realized for the nine months ended September 30, 2011, were primarily related to $65.4 million of gains related to investment securities sale activity and $20.8 million of gains related to the net activity related to the modified coinsurance portfolio. Partially offsetting these gains were losses of $25.0 million for other-than-temporary impairment credit-related losses, a $13.2 million loss on interest rate caps and swaps, net losses of $0.2 million of derivatives related to variable annuity contracts, and a $16.6 million loss related to other investment and derivative activity.

•                 Life Marketing segment operating income was $80.3 million for the nine months ended September 30, 2011, representing a decrease of $27.0 million, or 25.2%, from the nine months ended September 30, 2010. The decrease was primarily due to less favorable traditional life mortality results, the impact of unlocking which reduced 2011 operating income $17.1 million and increased 2010 operating income $2.0 million. We have also experienced higher insurance related operating expenses, including interest expenses associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

•                 Acquisitions segment operating income was $115.8 million for the nine months ended September 30, 2011, an increase of $26.4 million, or 29.5%, as compared to the nine months ended September 30, 2010, primarily due to the United Investors and Liberty Life blocks which added $38.9 million to operating income. This increase was partly offset by lower spreads, higher mortality in certain lines, and the expected runoff in the blocks of business.

•                 Annuities segment pre-tax operating income was $81.2 million for the nine months ended September 30, 2011, as compared to $41.5 million for the nine months ended September 30, 2010. The nine months ended September 30, 2011, included a favorable impact of $10.9 million related to guaranteed benefits of certain VA contracts, while the nine months ended September 30, 2010, included an unfavorable $11.0 million impact. Other items accounted for the remainder of the variance including growth in the SPDA line of business, higher fees related to VA account balances, and improved SPIA mortality results.

•                 Stable Value Products segment operating income was $42.6 million and increased $12.2 million, or 40.2%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the nine months ended September 30, 2011 results are participating mortgage loan income and bank loan fee income of $8.5 million as compared to $2.0 million for the nine months ended September 30, 2010. The operating spread increased 102 basis points to 219 basis points for the nine months ended September 30, 2011, as compared to an operating spread of 117 basis points for the nine months ended September 30, 2010.

•                 Asset Protection segment operating income was $18.1 million, representing a decrease of $6.7 million, or 27.2%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Earnings from other products, including the GAP product and non-core lines, decreased $4.6 million, or 35.2%, for the nine months ended September 30, 2011, primarily due to a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business in the first quarter of 2010, which was partially offset by a $2.8 million increase in GAP earnings resulting from higher volume and favorable loss experience. Service contract earnings decreased $4.1 million, or 31.7%, as compared to the nine months ended September 30, 2010, primarily related to higher contingent commissions and expenses related to new initiatives. Credit insurance earnings increased $2.0 million as compared to the nine months ended September 30, 2010, primarily due to lower loss ratios and lower expenses.

•                 Corporate and Other segment operating income was $10.2 million for the nine months ended September 30, 2011, as compared to an operating loss of $15.4 million for the nine months ended September 30, 2010. The improvement was primarily due to a $23.7 million favorable variance on the repurchase of non-recourse funding obligations. $37.0 million of pre-tax gains was generated by repurchases in the nine months ended September 30, 2011, as compared to $13.3 million of pre-tax gains generated in the nine months ended September 30, 2010. In addition, during the first quarter of 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$383,293	$379,745	0.9%	$1,183,524	$1,161,035	1.9%
Reinsurance ceded	(191,498)	(190,877)	0.3	(608,876)	(595,172)	2.3
Net premiums and policy fees	191,795	188,868	1.5	574,648	565,863	1.6
Net investment income	112,396	96,977	15.9	329,253	282,884	16.4
Other income	27,048	24,141	12.0	84,102	68,371	23.0
Total operating revenues	331,239	309,986	6.9	988,003	917,118	7.7
BENEFITS AND EXPENSES
Benefits and settlement expenses	269,996	260,177	3.8	751,597	697,765	7.7
Amortization of deferred policy acquisition costs	20,291	1,172	n/m	87,849	66,142	32.8
Other operating expenses	20,631	17,769	16.1	68,293	45,910	48.8
Total benefits and expenses	310,918	279,118	11.4	907,739	809,817	12.1
INCOME BEFORE INCOME TAX	20,321	30,868	(34.2)	80,264	107,301	(25.2)
OPERATING INCOME	$20,321	$30,868	(34.2)	$80,264	$107,301	(25.2)

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$516	$8,291	(93.8)%	$3,684	$46,682	(92.1)%
Universal life	25,670	29,553	(13.1)	94,603	74,129	27.6
BOLI	1,520	1,987	(23.5)	9,641	4,901	96.7
	$27,706	$39,831	(30.4)	$107,928	$125,712	(14.1)
Sales By Distribution Channel
Brokerage general agents	$14,607	$24,033	(39.2)	$60,310	$77,038	(21.7)
Independent agents	3,865	5,369	(28.0)	13,095	18,314	(28.5)
Stockbrokers / banks	6,907	8,425	(18.0)	23,677	25,427	(6.9)
BOLI / other	2,327	2,004	16.1	10,846	4,933	n/m
	$27,706	$39,831	(30.4)	$107,928	$125,712	(14.1)
Average Life Insurance In-force(1)
Traditional	$473,824,906	$495,354,664	(4.3)	$479,784,913	$496,241,622	(3.3)
Universal life	71,234,521	55,642,909	28.0	66,962,106	54,623,736	22.6
	$545,059,427	$550,997,573	(1.1)	$546,747,019	$550,865,358	(0.7)
Average Account Values
Universal life	$6,109,417	$5,607,058	9.0	$5,977,000	$5,512,750	8.4
Variable universal life	357,919	320,361	11.7	367,289	322,216	14.0
	$6,467,336	$5,927,419	9.1	$6,344,289	$5,834,966	8.7

Traditional Life Mortality Experience(2)	91%	94%		91%	85%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Represents the incurred claims as a percentage of original pricing expected.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$39,448	$49,403	(20.2)%	$130,077	$152,904	(14.9)%
Renewal commissions	8,303	8,832	(6.0)	26,135	26,588	(1.7)
First year ceding allowances	(2,337)	(2,480)	(5.8)	(6,734)	(6,958)	(3.2)
Renewal ceding allowances	(40,826)	(44,526)	(8.3)	(124,164)	(138,752)	(10.5)
General & administrative	36,609	41,449	(11.7)	114,726	123,048	(6.8)
Taxes, licenses, and fees	8,318	9,044	(8.0)	26,753	25,563	4.7
Other operating expenses incurred	49,515	61,722	(19.8)	166,793	182,393	(8.6)
Less: commissions, allowances & expenses capitalized	(53,994)	(66,724)	(19.1)	(179,417)	(202,308)	(11.3)
Other insurance company operating expenses	(4,479)	(5,002)	(10.5)	(12,624)	(19,915)	(36.6)
Marketing Companies:
Commissions	19,338	17,925	7.9	61,759	51,137	20.8
Other operating expenses	5,772	4,846	19.1	19,158	14,688	30.4
Other marketing company operating expenses	25,110	22,771	10.3	80,917	65,825	22.9
Other operating expenses	$20,631	$17,769	16.1	$68,293	$45,910	48.8

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income

Operating income was $20.3 million for the three months ended September 30, 2011, representing a decrease of $10.5 million, or 34.2%, from the three months ended September 30, 2010. The decrease was primarily due to the impact of unlocking which reduced third quarter 2011 operating income $12.0 million and increased third quarter 2010 operating income $2.3 million. This was partly offset by more favorable traditional life mortality experience.

Operating revenues

Operating revenues for the three months ended September 30, 2011, increased $21.3 million, or 6.9%, as compared to the three months ended September 30, 2010. This increase was the result of higher premiums and policy fees resulting from larger universal life in-force, higher investment income due to increases in net in-force reserves and higher fee revenue in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $2.9 million, or 1.5%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, as the impact of growth in universal life in-force more than offset the impact of lower in-force premium on the traditional line.

Net investment income

Net investment income in the segment increased $15.4 million, or 15.9%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Increased retained universal life reserves led to increased investment income of $7.0 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. BOLI reserves slightly increased, causing the block’s investment income to increase by $1.7 million. Traditional life investment income increased $6.3 million, caused by growth in retained reserves offsetting slightly less favorable yields.

Other income

Other income increased $2.9 million, or 12.0%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase relates primarily to higher fee revenue generated from increased sales in our marketing companies.

Benefits and settlement expenses

Benefits and settlement expenses increased by $9.8 million, or 3.8%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to growth in retained universal life insurance in-force, higher credited interest on UL products resulting from increases in account values, and higher claims resulting from growth in the UL block and maturing of the traditional in-force block. These items were partially offset by lower traditional reserve increases partly due to lower sales. In the third quarter of 2011, UL and BOLI unlocking increased policy benefits and settlement expenses $26.6 million as compared to an increase of $28.6 million in the third quarter of 2010. Unlocking in both years was largely driven by assumption changes to lapses, mortality, expenses, yield, and credited interest.

Amortization of DAC

DAC amortization increased $19.1 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily reflecting differing impacts of unlocking. In the third quarter of 2010, UL and BOLI unlocking, largely driven by assumption changes regarding lapses, mortality, expenses, credited interest on fund value, and other items decreased amortization $30.9 million. In the third quarter of 2011, UL and BOLI unlocking decreased amortization $14.6 million. The remaining increase in amortization reflects growth in universal life in-force.

Other operating expenses

Other operating expenses increased $2.9 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. This increase reflects higher marketing company expenses associated with higher sales, a reduction in reinsurance allowances, and an increase in interest expense as compared to the three months ended September 30, 2010, of which $1.8 million was associated with letter of credit facilities designed to fund traditional life statutory reserves.

Sales

Sales for the segment decreased $12.1 million, or 30.4%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Traditional sales decreased $7.8 million, or 93.8%, as we focused sales efforts on other product lines. A new UL product was introduced in 2010 which has substantially replaced traditional life products for new sales. UL sales decreased $3.9 million, or 13.1%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to competition.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income

Operating income was $80.3 million for the nine months ended September 30, 2011, representing a decrease of $27.0 million, or 25.2%, from the nine months ended September 30, 2010. The decrease was primarily due to less favorable traditional life mortality results, the impact of unlocking which reduced 2011 operating income $17.1 million and increased 2010 operating income $2.0 million. We have also experienced higher insurance related operating expenses, including interest expenses associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

Operating revenues

Operating revenues for the nine months ended September 30, 2011, increased $70.9 million, or 7.7%, as compared to the nine months ended September 30, 2010. This increase was the result of higher premiums and policy fees, higher investment income due to increases in net in-force reserves, and higher fee revenue in the segment’s marketing companies.

Net premiums and policy fees

Net premiums and policy fees increased by $8.8 million, or 1.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to continued growth in universal life in-force business policy fees, offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $46.4 million, or 16.4%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Increased retained universal life reserves led to increased investment income of $24.2 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Increases in BOLI reserves led to higher BOLI investment income of $3.3 million. Traditional life investment income increased $18.1 million caused by growth in retained statutory reserves and more favorable yields.

Other income

Other income increased $15.7 million, or 23.0%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The increase relates primarily to higher fee revenue generated from increased sales in our marketing companies.

Benefits and settlement expenses

Benefits and settlement expenses increased by $53.8 million, or 7.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to growth in retained universal life insurance in-force, higher credited interest on UL products resulting from increases in account values, higher claims resulting from growth in the UL block, less favorable term mortality, and maturing of the traditional in-force block. In the first nine months of 2010, UL and BOLI unlocking largely driven by assumption changes regarding lapses, mortality, expenses, credited interest on fund value and other items, increased benefits and settlement expenses $28.3 million. In the first nine months of 2011, UL and BOLI unlocking increased policy benefits $25.7 million.

Amortization of DAC

DAC amortization increased $21.7 million, or 32.8%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily reflecting differing impacts of unlocking. In the first nine months of 2010, UL and BOLI unlocking decreased amortization $30.3 million. In the first nine months of 2011, UL and BOLI unlocking decreased amortization $8.6 million.

Other operating expenses

Other operating expenses increased $22.4 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This increase reflects higher marketing company expenses of $15.1 million associated with higher sales, a reduction in reinsurance allowances, and an increase in interest expense as compared to the nine months ended September 30, 2010. $9.0 million of the interest expense increase was associated with letter of credit facilities designed to fund traditional life statutory reserves. This was partly offset by lower general administrative insurance company expenses.

Sales

Sales for the segment decreased $17.8 million, or 14.1%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Traditional sales decreased $43.0 million, or 92.1%, as we focused sales efforts on other product lines. A new universal life product was introduced in 2010 which has substantially replaced traditional life products for new sales. UL sales increased $20.5 million, or 27.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to our increased focus on the product line, including the introduction of new products.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(191,498)	$(190,877)	$(608,876)	$(595,172)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(104,661)	(194,544)	(533,326)	(633,286)
Amortization of deferred policy acquisition costs	(7,844)	17,010	(35,175)	(2,971)
Other operating expenses (1)	(34,178)	(34,525)	(101,147)	(101,481)
Total benefits and expenses	(146,683)	(212,059)	(669,648)	(737,738)

NET IMPACT OF REINSURANCE (2)	$(44,815)	$21,182	$60,772	$142,566

Allowances received	$(43,163)	$(47,006)	$(130,898)	$(145,710)
Less: Amount deferred	8,985	12,481	29,751	44,229
Allowances recognized (ceded other operating expenses) (1)	$(34,178)	$(34,525)	$(101,147)	$(101,481)

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

As shown above, reinsurance generally has had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall profits is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality and unlocking of balances under the ASC Financial Services-Insurance Topic.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

The increase in ceded premiums for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was caused primarily by an increase in universal life ceded premiums and policy fees reflecting growth in in-force business. This increase was partly offset by lower ceded traditional life premiums and policy fees of $0.7 million reflecting the runoff of an older in-force block of business which was heavily reinsured.

Ceded benefits and settlement expenses were lower for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to lower increases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits increased $15.0 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to higher ceded death benefits. Universal life ceded benefits decreased $105.1 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to a decrease in ceded reserves driven by prospective unlocking. Ceded universal life claims were $11.5 million higher for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Ceded amortization of deferred policy acquisitions costs increased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due the impact of prospective unlocking on ceded DAC amortization.

Total allowances recognized for the three months ended September 30, 2011, were virtually identical to those recognized for the nine months ended September 30, 2010, as growth in universal life allowances offset decreased term allowances.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

The increase in ceded premiums for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was caused primarily by higher ceded traditional life premiums and policy fees of $6.5 million and higher universal life ceded premiums and policy fees of $6.8 million. The nine months ended September 30, 2010 showed lower than normal ceded traditional life premiums due to the one-time impact of a large block of policies reaching the end of the level pay period. Lapses on this block of policies caused decreases in ceded premiums for the nine months ended September 30, 2010. The impact on net income was not material as the impact on premiums was largely offset by an impact on reserve changes included in benefits and settlements expenses. Universal life ceded premium increased due to growth in in-force business.

Ceded benefits and settlement expenses were lower for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to decreases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits increased $14.0 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to higher ceded claims partly offset by a lower increase in ceded reserves. Universal life ceded benefits decreased $114.7 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to a decrease in ceded reserves driven by prospective unlocking more than offsetting higher ceded claims. Ceded universal life claims were $24.8 million higher for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Ceded amortization of deferred policy acquisitions costs increased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the impact of prospective unlocking on ceded DAC amortization.

Total allowances recognized for the nine months ended September 30, 2011, were virtually identical to those recognized for the nine months ended September 30, 2010, as growth in universal life allowances offset decreased term allowances.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$219,970	$167,985	30.9%	$615,997	$507,095	21.5%
Reinsurance ceded	(103,667)	(108,296)	(4.3)	(318,142)	(318,922)	(0.2)
Net premiums and policy fees	116,303	59,689	94.8	297,855	188,173	58.3
Net investment income	140,352	114,045	23.1	391,000	346,194	12.9
Other income	1,432	2,011	(28.8)	4,102	4,659	(12.0)
Total operating revenues	258,087	175,745	46.9	692,957	539,026	28.6
Realized gains (losses) - investments	124,416	97,784		153,818	203,455
Realized gains (losses) - derivatives	(109,437)	(85,352)		(130,815)	(178,008)
Total revenues	273,066	188,177		715,960	564,473
BENEFITS AND EXPENSES
Benefits and settlement expenses	176,850	125,234	41.2	484,237	386,262	25.4
Amortization of DAC/VOBA	20,442	17,558	16.4	54,229	46,621	16.3
Other operating expenses	16,767	5,087	n/m	38,643	16,718	n/m
Operating benefits and expenses	214,059	147,879	44.8	577,109	449,601	28.4
Amortization of DAC/VOBA related to realized gains (losses) - investments	365	993		1,234	870
Total benefits and expenses	214,424	148,872	44.0	578,343	450,471	28.4
INCOME BEFORE INCOME TAX	58,642	39,305	49.2	137,617	114,002	20.7
Less: realized gains (losses)	14,979	12,432		23,003	25,447
Less: related amortization of VOBA	(365)	(993)		(1,234)	(870)
OPERATING INCOME	$44,028	$27,866	58.0	$115,848	$89,425	29.5

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$190,871,158	$183,168,231	4.2%	$189,209,541	$186,246,146	1.6%
Universal life	32,671,826	26,560,573	23.0	30,396,025	26,946,023	12.8
	$223,542,984	$209,728,804	6.6	$219,605,566	$213,192,169	3.0
Average Account Values
Universal life	$3,519,133	$2,677,935	31.4	$3,265,158	$2,714,247	20.3
Fixed annuity(2)	3,311,625	3,347,013	(1.1)	3,346,127	3,386,229	(1.2)
Variable annuity	636,258	129,953	n/m	691,246	134,640	n/m
	$7,467,016	$6,154,901	21.3	$7,302,531	$6,235,116	17.1
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.82%	5.91%		5.77%	5.94%
Interest credited to policyholders	4.13	4.10		4.15	4.16
Interest spread	1.69%	1.81%		1.62%	1.78%

(1)    Amounts are not adjusted for reinsurance ceded.

(2)    Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)    Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 5.99% and 6.11% for the three and nine months ended September 30, 2011 as compared to 6.28% and 6.32% for the three and nine months ended September 30, 2010.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income

Operating income was $44.0 million for the three months ended September 30, 2011, an increase of $16.2 million, or 58.0%, as compared to the three months ended September 30, 2010, primarily due to the addition of the United Investors and Liberty Life blocks which added $18.7 million to operating income. This increase was partially offset by expected runoff in the existing blocks.

Operating revenues

Operating revenues for the three months ended September 30, 2011, increased $82.3 million, or 46.9%, as compared to the three months ended September 30, 2010. The increase was primarily due to an increase of $56.6 million in net premiums and policy fees as compared to the three months ended September 30, 2010. The increase in net premiums and policy fees was primarily due to the addition of the United Investors and Liberty Life blocks which added $58.8 million to premiums. This was partly offset by runoff of the existing in-force business. Net investment income increased $26.3 million, or 23.1%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to the addition of the United Investors and Liberty Life blocks which added $32.8 million to net investment income. This increase was partly offset by runoff of the segment’s existing in-force business, resulting in a reduction of invested assets and lower investment income.

Total benefits and expenses

Total benefits and expenses increased $65.6 million, or 44.0%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase related primarily to the addition of the United Investors and Liberty Life blocks which added $73.4 million to total benefits and expenses. This was partly offset by expected runoff of the in-force business and lower operating expenses.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income

Operating income was $115.8 million for the nine months ended September 30, 2011, an increase of $26.4 million, or 29.5%, as compared to the nine months ended September 30, 2010, primarily due to the United Investors and Liberty Life blocks which added $38.9 million to operating income. This increase was partly offset by lower spreads, higher mortality in certain lines, and the expected runoff in the blocks of business.

Operating revenues

Operating revenues for the nine months ended September 30, 2011, increased $153.9 million, or 28.6%, as compared to the nine months ended September 30, 2010. The increase was primarily due to an increase of $109.7 million in net premiums and policy fees as compared to the nine months ended September 30, 2010. The increase in net premiums and policy fees was primarily due to the United Investors and Liberty Life blocks which added $121.3 million to net premiums and policy fees. This was partly offset by the expected runoff of other lines of business. Net investment income increased $44.8 million, or 12.9%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The United Investors and Liberty Life blocks contributed investment income of $65.8 million was partly offset by runoff of the segment’s in-force business and lower yields on certain investment portfolios.

Total benefits and expenses

Total benefits and expenses increased $127.9 million, or 28.4%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The increase reflects the addition of the United Investors and Liberty Life blocks which added $149.3 million to total benefits and expenses which was partly offset by runoff of the segment’s in-force business.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(103,667)	$(108,296)	$(318,142)	$(318,922)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(85,723)	(94,287)	(274,496)	(273,257)
Amortization of DAC/VOBA	(7,061)	(6,583)	(15,426)	(14,236)
Other operating expenses	(14,059)	(13,317)	(40,976)	(41,212)
Total benefits and expenses	(106,843)	(114,187)	(330,898)	(328,705)

NET IMPACT OF REINSURANCE(1)	$3,176	$5,891	$12,756	$9,783

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

The net favorable impact of reinsurance decreased $2.7 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, as ceded benefits decreased more than ceded premiums in existing in-force blocks. The addition of the United Investors block increased ceded premiums $3.6 million, benefits and settlement expenses $4.3 million, and other operating expenses $0.2 million.

The favorable net impact of reinsurance increased $3.0 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, as ceded benefits showed small increases while ceded premiums showed small decreases. The addition of the United Investors block increased ceded premiums $11.6 million, benefits and settlement expenses $25.3 million, and other operating expenses $0.6 million.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$17,670	$11,086	59.4%	$49,302	$29,661	66.2%
Reinsurance ceded	(16)	(41)	(61.0)	(54)	(116)	(53.4)
Net premiums and policy fees	17,654	11,045	59.8	49,248	29,545	66.7
Net investment income	127,095	122,662	3.6	379,653	357,578	6.2
Realized gains (losses) - derivatives	23,435	(4,248)	n/m	(244)	(44,116)	(99.4)
Other income	14,516	8,060	80.1	38,993	20,989	85.8
Total operating revenues	182,700	137,519	32.9	467,650	363,996	28.5
Realized gains (losses) - investments	501	3,610		(715)	3,188
Total revenues	183,201	141,129	29.8	466,935	367,184	27.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	93,264	98,023	(4.9)	289,350	306,798	(5.7)
Amortization of deferred policy acquisition costs and value of business acquired	31,751	8,003	n/m	57,124	(10,540)	n/m
Other operating expenses	13,901	8,789	58.2	39,932	26,242	52.2
Operating benefits and expenses	138,916	114,815	21.0	386,406	322,500	19.8
Amortization related to benefit and settlement expense	174	—		191	—
Amortization of DAC related to realized gains (losses) - investments	(38)	613		(178)	1,278
Total benefits and expenses	139,052	115,428	20.5	386,419	323,778	19.3
INCOME BEFORE INCOME TAX	44,149	25,701	71.8	80,516	43,406	85.5
Less: realized gains (losses)	501	3,610		(715)	3,188
Less: amortization related to benefit and settlement expense	(174)	—		(191)	—
Less: related amortization of DAC	38	(613)		178	(1,278)
OPERATING INCOME	$43,784	$22,704	92.8	$81,244	$41,496	95.8

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$286,625	$240,885	19.0%	$841,692	$784,213	7.3%
Variable annuity	573,166	436,350	31.4	1,849,982	1,199,075	54.3
	$859,791	$677,235	27.0	$2,691,674	$1,983,288	35.7
Average Account Values
Fixed annuity(1)	$8,635,605	$8,095,491	6.7	$8,490,977	$7,838,909	8.3
Variable annuity	5,559,817	3,451,344	61.1	5,236,653	3,191,138	64.1
	$14,195,422	$11,546,835	22.9	$13,727,630	$11,030,047	24.5
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.88%	6.04%		5.96%	6.07%
Interest credited to policyholders	4.30	4.50		4.38	4.58
Interest spread	1.58%	1.54%		1.58%	1.49%

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$144,182	$23,047	$121,135	$147,550	$23,047	$124,503
Equity futures - VA	11,524	(8,444)	19,968	(7,822)	(8,444)	622
Currency futures - VA	2,376	—	2,376	2,177	—	2,177
Volatility swaps - VA	3,495	—	3,495	(239)	—	(239)
Equity options - VA	30,072	—	30,072	22,813	—	22,813
Interest rate swaps - VA	5,808	—	5,808	5,808	—	5,808
Credit default swaps - VA	(23,897)	—	(23,897)	(22,981)	—	(22,981)
Embedded derivative - GMWB	(150,125)	(19,101)	(131,024)	(147,550)	(59,296)	(88,254)
Total derivatives related to variable annuity contracts	$23,435	$(4,498)	$27,933	$(244)	$(44,693)	$44,449

	As of
	September 30, 2011	December 31, 2010	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(3)	$556,257	$221,907	n/m%
GMDB Reserves	9,261	6,107	51.6
GMWB Reserves	167,162	19,611	n/m
Account value subject to GMWB rider	3,804,167	2,686,125	41.6
S&P 500® Index	1,131	1,258	(10.1)

(1)    Includes general account balances held within variable annuity products.

(2)    Interest spread on average general account values.

(3)    Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income

Segment pre-tax operating income was $43.8 million for the three months ended September 30, 2011, as compared to $22.7 million for the three months ended September 30, 2010. The current quarter included a favorable $19.4 million impact related to guaranteed benefits of certain VA contracts, as compared to an unfavorable $1.0 million impact in the third quarter of 2010. The remainder of the favorable variance is due to higher VA fees, higher spreads, improved SPIA mortality results, and growth in the SPDA line, offset by unfavorable changes in DAC and benefits and settlement expenses unlocking.

Operating revenues

Operating revenues increased $45.2 million, or 32.9%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to a favorable impact from derivatives related to guaranteed benefits of certain VA contracts of $23.4 million, a favorable change of $27.9 million, as compared to the prior year’s period. The remainder of the increase is due to increases in net investment income, policy fees, and other income. Average fixed account balances grew 6.7% and average variable account balances grew 61.1% for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, resulting in higher investment income, policy fees, and other income.

Benefits and settlement expenses

Benefits and settlement expenses decreased $4.8 million, or 4.9%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. This decrease was primarily due to a $4.5 million favorable change in SPIA mortality results, a $2.3 million favorable change in unearned premium and bonus interest amortization unlocking associated with the VA product line, a $2.3 million favorable fair value change related to EIA reserves, and a $1.4 million favorable change in unearned premium reserve and bonus interest amortization in the VA line. Offsetting these favorable changes were increased credited interest of $1.8 million and a $5.4 million unfavorable reserve unlocking change related to EIA reserves.

Amortization of DAC

The increase in DAC amortization of $23.7 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily due to changes related to guaranteed benefits of certain VA contracts, which caused an increase in amortization of $11.2 million and an unfavorable change in DAC unlocking of $1.8 million. Unfavorable DAC unlocking of $11.4 million (excluding unlocking related to guaranteed benefits of certain VA contracts) was recorded by the segment during the three months ended September 30, 2011, as compared to unfavorable DAC unlocking of $3.7 million for the three months ended September 30, 2010. The remaining increase of $3.0 million is primarily due to growth in the SPDA and VA product lines.

Sales

Total sales increased $182.6 million, or 27.0%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Sales of variable annuities increased $136.8 million, or 31.4%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to product positioning and more focus on the VA line of business. Sales of fixed annuities increased $45.7 million, or 19.0%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income

Segment pre-tax operating income was $81.2 million for the nine months ended September 30, 2011, as compared to $41.5 million for the nine months ended September 30, 2010. The nine months ended September 30, 2011, included a favorable impact of $10.9 million related to guaranteed benefits of certain VA contracts, while the nine months ended September 30, 2010, included an unfavorable $11.0 million impact. Other items accounted for the remainder of the variance including growth in the SPDA line of business, higher fees related to VA account balances, and improved SPIA mortality results.

Operating revenues

Segment operating revenues increased $103.7 million, or 28.5%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to a favorable change of $44.4 million from derivatives related to guaranteed benefits of certain VA contracts. The remainder of the increase is due to increases in net investment income, policy fees, and other income. Average fixed account balances grew 8.3% and average variable account balances grew 64.1% for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, resulting in higher investment income, policy fees, and other income.

Benefits and settlement expenses

Benefits and settlement expenses decreased $17.4 million, or 5.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This decrease was primarily due to a $19.4 million favorable change in unearned premium amortization and bonus interest amortization associated with the VA product line, a $6.3 million favorable change in SPIA mortality results, a $3.0 million favorable change in unearned premium and bonus interest amortization unlocking associated with the VA product line, and a $3.7 million favorable change in guaranteed benefit reserves and death benefits in the VA line. Offsetting these favorable changes were increased credited interest of $9.4 million and a $5.4 million unfavorable reserve unlocking change related to EIA reserves.

Amortization of DAC

The increase in DAC amortization of $67.7 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was primarily due to changes related to guaranteed benefits of certain VA contracts, which caused an increase in amortization of $36.3 million and an unfavorable change in DAC unlocking of $1.3 million. Unfavorable DAC unlocking of $14.3 million (excluding unlocking related to guaranteed benefits of certain VA contracts) was recorded by the segment during the nine months ended September 30, 2011, as compared to unfavorable DAC unlocking of $2.1 million for the nine months ended September 30, 2010. The remaining increase of $18.0 million is primarily due to growth in the SPDA and VA product lines.

Sales

Total sales increased $708.4 million, or 35.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Sales of variable annuities increased $650.9 million, or 54.3%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to product positioning and more focus on the VA line of business. Sales of fixed annuities increased $57.5 million, or 7.3%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$35,173	$41,100	(14.4)%	$110,653	$133,244	(17.0)%
Other income	(1)	—	n/m	(1)	—	n/m
Total operating revenues	35,172	41,100	(14.4)	110,652	133,244	(17.0)
Realized gains (losses)	9,986	931	n/m	25,642	(5,984)	n/m
Total revenues	45,158	42,031	7.4	136,294	127,260	7.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	19,641	30,442	(35.5)	61,812	97,145	(36.4)
Amortization of deferred policy acquisition costs	502	1,398	(64.1)	4,335	3,259	33.0
Other operating expenses	812	921	(11.8)	1,951	2,495	(21.8)
Total benefits and expenses	20,955	32,761	(36.0)	68,098	102,899	(33.8)
INCOME BEFORE INCOME TAX	24,203	9,270	n/m	68,196	24,361	n/m
Less: realized gains (losses)	9,986	931		25,642	(5,984)
OPERATING INCOME	$14,217	$8,339	70.5	$42,554	$30,345	40.2

The following table summarizes key data for the Stable Value Products segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales
GIC	$230,000	$66,477	n/m %	$465,795	$73,977	n/m %
GFA - Direct Institutional	200,000	—	n/m	300,000	400,000	(25.0)
	$430,000	$66,477	n/m	$765,795	$473,977	61.6

Average Account Values	$2,710,571	$3,331,250	(18.6)	$2,637,281	$3,440,299	(23.3)
Ending Account Values	$2,827,862	$3,105,822	(8.9)	$2,827,862	$3,105,822	(8.9)

Operating Spread
Net investment income yield	5.19%	4.93%		5.62%	5.16%
Interest credited	2.90	3.65		3.12	3.76
Operating expenses	0.19	0.28		0.31	0.23
Operating spread	2.10%	1.00%		2.19%	1.17%

Adjusted operating spread(1)	1.92%	0.99%		1.73%	1.09%

(1)    Excludes participating mortgage loan income and bank loan participation fee income.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income

Operating income was $14.2 million and increased $5.9 million, or 70.5%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the third quarter 2011 results are participating mortgage loan income and bank loan fee income of $1.2 million as compared $0.1 million in the third quarter of 2010. The operating spread increased 110 basis points to 210 basis points for the three months ended September 30, 2011, as compared to an operating spread of 100 basis points for the three months ended September 30, 2010.

Sales

Total sales were $430.0 million for the three months ended September 30, 2011, as compared to $66.5 million for the three months ended September 30, 2010.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income

Operating income was $42.6 million and increased $12.2 million, or 40.2%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the nine months ended September 30, 2011 results are participating mortgage loan income and bank loan fee income of $8.5 million as compared to $2.0 million for the nine months ended September 30, 2010. The operating spread increased 102 basis points to 219 basis points for the nine months ended September 30, 2011, as compared to an operating spread of 117 basis points for the nine months ended September 30, 2010.

Sales

Total sales were $765.8 million for the nine months ended September 30, 2011 as compared to $474.0 million for the nine months ended September 30, 2010.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$70,646	$75,601	(6.6)%	$214,585	$232,100	(7.5)%
Reinsurance ceded	(31,782)	(34,826)	(8.7)	(95,848)	(105,386)	(9.1)
Net premiums and policy fees	38,864	40,775	(4.7)	118,737	126,714	(6.3)
Net investment income	6,675	7,065	(5.5)	20,447	21,878	(6.5)
Other income	25,750	19,916	29.3	69,785	53,364	30.8
Total operating revenues	71,289	67,756	5.2	208,969	201,956	3.5
BENEFITS AND EXPENSES
Benefits and settlement expenses	26,529	28,942	(8.3)	75,542	74,534	1.4
Amortization of deferred policy acquisition costs	10,143	12,250	(17.2)	32,204	37,832	(14.9)
Other operating expenses	28,598	21,487	33.1	82,887	65,021	27.5
Total benefits and expenses	65,270	62,679	4.1	190,633	177,387	7.5
INCOME BEFORE INCOME TAX	6,019	5,077	18.6	18,336	24,569	(25.4)
Less: noncontrolling interests	—	(77)		245	(268)
OPERATING INCOME	$6,019	$5,154	16.8	$18,091	$24,837	(27.2)

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales
Credit insurance	$8,970	$10,099	(11.2)%	$27,386	$27,484	(0.4)%
Service contracts	83,109	71,384	16.4	226,429	189,276	19.6
Other products	18,532	15,861	16.8	55,892	40,683	37.4
	$110,611	$97,344	13.6	$309,707	$257,443	20.3
Loss Ratios (1)
Credit insurance	30.6%	38.0%		32.4%	37.1%
Service contracts	98.9	99.1		88.1	88.2
Other products	17.0	19.9		20.6	2.2

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income

Operating income was $6.0 million, representing an increase of $0.9 million, or 16.8%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Earnings from other products, primarily from the GAP product line, increased $1.2 million, or 56.0%, for the three months ended September 30, 2011, due to higher volume and favorable loss experience. Credit insurance earnings increased $0.9 million as compared to the three months ended September 30, 2010, primarily due to lower expenses. Partially offsetting these increases was a $1.2 million, or 33.4%, decrease in the service contract earnings as compared to the three months ended September 30, 2010, resulting primarily from higher expenses attributable to increased contingent commissions and expenses related to new initiatives.

Net premiums and policy fees

Net premiums and policy fees decreased $1.9 million, or 4.7%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Credit insurance premiums decreased $0.3 million, or 7.3%, and service contract premiums decreased $1.6 million, or 6.5%, as compared to the three months ended September 30, 2010. The decreases in both lines were primarily the result of decreased sales in prior years and the related impact on earned premiums.

Other income

Other income increased $5.8 million, or 29.3%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to an increase in 2011 sales, reflecting  improvement in U.S. auto sales and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses decreased $2.4 million, or 8.3%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Credit insurance claims decreased $0.5 million, or 25.3%, and service contract claims decreased $1.6 million, or 6.6%. Other products claims decreased $0.3 million, or 14.2%.

Amortization of DAC and Other operating expenses

Amortization of DAC was $2.1 million, or 17.2%, lower for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to reduced amortization in all product lines. Other operating expenses increased $7.1 million, or 33.1%, for the three months ended September 30, 2011, mainly due to higher commission expense resulting from an increase in sales.

Sales

Total segment sales increased $13.3 million, or 13.6%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. This increase was primarily due to higher service contract sales, which increased $11.7 million, or 16.4%, as compared to the three months ended September 30, 2010. Sales in other products increased $2.7 million, or 16.8%, all attributable to the GAP product line. Increases in the service contract and GAP lines are the result of the improvement in auto sales over the prior year and increased market share. Credit insurance sales decreased by $1.1 million, or 11.2%.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income

Operating income was $18.1 million, representing a decrease of $6.7 million, or 27.2%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Earnings from other products, including the GAP product and non-core lines, decreased $4.6 million, or 35.2%, for the nine months ended September 30, 2011, primarily due to a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business in the first quarter of 2010, which was partially offset by a $2.8 million increase in GAP earnings resulting from higher volume and favorable loss experience. Service contract earnings decreased $4.1 million, or 31.7%, as compared to the nine months ended September 30, 2010, primarily related to higher contingent commissions and expenses related to new initiatives. Credit insurance earnings increased $2.0 million as compared to the nine months ended September 30, 2010, primarily due to lower loss ratios and lower expenses.

Net premiums and policy fees

Net premiums and policy fees decreased $8.0 million, or 6.3%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Service contract premiums decreased $3.8 million, or 5.0% and credit insurance premiums decreased $1.7 million, or 10.8%, as compared to the nine months ended September 30, 2010. Within the other product lines, net premiums decreased $2.5 million, or 7.2%. The decreases in all lines were primarily the result of decreased sales in prior years and the related impact on earned premiums.

Other income

Other income increased $16.4 million, or 30.8%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to an increase in 2011 sales, reflecting improvement in U.S. auto sales and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses increased $1.0 million, or 1.4%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Service contract claims decreased $3.4 million, or 5.1%, credit insurance claims decreased $1.3 million, or 22.1%, and other products claims increased $5.7 million. The first quarter of 2010 included a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business, which was partially offset by a $2.0 million decrease in the GAP product line primarily due to a lower loss ratio.

Amortization of DAC and Other operating expenses

Amortization of DAC was $5.6 million, or 14.9%, lower for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to lower earned premiums in the GAP product line and reduced amortization in the credit insurance product line. Other operating expenses increased $17.9 million, or 27.5%, for the nine months ended September 30, 2011, mainly due to higher commission expense resulting from an increase in sales.

Sales

Total segment sales increased $52.3 million, or 20.3%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This increase was primarily due to a $37.2 million, or 19.6%, increase in service contract sales and a $15.2 million, or 37.4%, increase in sales in the GAP product line as compared to the nine months ended September 30, 2010. Increases in all product lines are attributable to the improvement in U.S. auto sales over the prior year and increased market share.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(31,782)	$(34,826)	$(95,848)	$(105,386)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(15,594)	(18,243)	(47,007)	(56,725)
Amortization of deferred policy acquisition costs	(2,711)	(2,714)	(7,054)	(9,032)
Other operating expenses	(1,869)	(2,124)	(5,009)	(3,821)
Total benefits and expenses	(20,174)	(23,081)	(59,070)	(69,578)

NET IMPACT OF REINSURANCE(1)	$(11,608)	$(11,745)	$(36,778)	$(35,808)

(1)        Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Reinsurance premiums ceded decreased $3.0 million, or 8.7%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The decrease was primarily due to a decline in ceded service contract premiums and dealer credit insurance premiums due to lower sales in prior years.

Benefits and settlement expenses ceded decreased $2.6 million, or 14.5%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The decrease was primarily due to lower losses in the service contract.

Amortization of DAC ceded remained unchanged at $2.7 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Other operating expenses ceded decreased $0.3 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 mainly due to a decrease in the credit line.

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

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Reinsurance premiums ceded decreased $9.5 million, or 9.1%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The decrease was primarily due to a decline in ceded dealer credit insurance premiums and service contract premiums due to lower sales in prior years.

Benefits and settlement expenses ceded decreased $9.7 million, or 17.1%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The decrease was primarily due to lower losses in the service contract and dealer credit lines.

Amortization of DAC ceded decreased $2.0 million, or 21.9%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily as the result of decreases in ceded activity in the dealer credit line. Other operating expenses ceded increased $1.2 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 mainly due to increases in the service contract line.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$5,399	$5,848	(7.7)%	$16,499	$18,387	(10.3)%
Reinsurance ceded	(4)	—	n/m	(103)	(2)	n/m
Net premiums and policy fees	5,395	5,848	(7.7)	16,396	18,385	(10.8)
Net investment income	41,235	47,699	(13.6)	124,918	122,267	2.2
Realized gains (losses) - derivatives	—	42		—	126
Other income	7,114	4,062	75.1	38,311	13,751	n/m
Total operating revenues	53,744	57,651	(6.8)	179,625	154,529	16.2
Realized gains (losses) - investments	(6,987)	873		(2,562)	(10,861)
Realized gains (losses) - derivatives	(11,329)	(4,502)		(13,979)	(14,686)
Total revenues	35,428	54,022	(34.4)	163,084	128,982	26.4
BENEFITS AND EXPENSES
Benefits and settlement expenses	6,338	6,749	(6.1)	17,985	19,729	(8.8)
Amortization of deferred policy acquisition costs	326	399	(18.3)	1,036	1,299	(20.2)
Other operating expenses	50,895	50,098	1.6	150,421	148,860	1.0
Total benefits and expenses	57,559	57,246	0.5	169,442	169,888	(0.3)
INCOME (LOSS) BEFORE INCOME TAX	(22,131)	(3,224)	n/m	(6,358)	(40,906)	(84.5)
Less: realized gains (losses) - investments	(6,987)	873		(2,562)	(10,861)
Less: realized gains (losses) - derivatives	(11,329)	(4,502)		(13,979)	(14,686)
Less: noncontrolling interests	—	—		—	(9)
OPERATING INCOME (LOSS)	$(3,815)	$405	n/m	$10,183	$(15,350)	n/m

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income (loss)

Corporate and Other segment operating loss was $3.8 million for the three months ended September 30, 2011, as compared to operating income of $0.4 million for the three months ended September 30, 2010. The variance was primarily due to an unfavorable variance of $9.9 million related to a portfolio of securities designated for trading as compared to the same period in the prior year.  Offsetting this was an increase in the segment’s core net investment income and a $2.4 million favorable variance related to the repurchase of non-recourse funding obligations. $6.3 million of pre-tax gains was generated by repurchases in the third quarter of 2011, as compared to $3.9 million of pre-tax gains generated in the third quarter of 2010.

Operating revenues

Net investment income decreased $6.5 million, or 13.6%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, and net premiums and policy fees decreased $0.5 million or 7.7%. The decrease in net investment income was primarily the result of a negative variance related to a portfolio of securities designated for trading, offset by growth in core investment income. Other income increased $3.1 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, as a result of a $2.4 million favorable variance related to the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses increased $0.3 million, or 0.5%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to an increase of $1.3 million in operating expenses, offset by a decrease in interest expense of $0.6 million and a decrease in policy benefits on non-core lines of business of $0.4 million.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income (loss)

Corporate and Other segment operating income was $10.2 million for the nine months ended September 30, 2011, as compared to an operating loss of $15.4 million for the nine months ended September 30, 2010. The improvement was primarily due to a $23.7 million favorable variance on the repurchase of non-recourse funding obligations. $37.0 million of pre-tax gains were generated by repurchases in the nine months ended September 30, 2011, as compared to $13.3 million of pre-tax gains generated in the nine months ended September 30, 2010. In addition, during the first quarter of 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments.

Operating revenues

Net investment income for the segment increased $2.7 million, or 2.2%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, and net premiums and policy fees decreased $2.0 million, or 10.8%. The increase in net investment income was primarily the result of $8.5 million of pre-tax earnings relating to the settlement of a dispute with respect to certain investments and growth in core investment income. Partially offsetting this variance was a decrease of $9.5 million related to a portfolio of securities designated for trading compared to the same period in 2010.  In addition, the decrease in net premiums and policy fees related to the expected runoff of the blocks of business.

Total benefits and expenses

Total benefits and expenses decreased $0.4 million, or 0.3%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to a decrease in interest expense of $1.7 million and a decrease of $1.7 million in policy benefits on non-core lines of business. These decreases were partially offset by an  increase of $3.0 million in other operating expenses.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners’ equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of September 30, 2011, our investment portfolio was approximately $34.8 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	September 30, 2011		December 31, 2010
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2011 - $21,156,760; 2010 - $19,763,441)	$22,711,846	65.2%	$20,343,813	64.8%
Privately issued bonds (amortized cost: 2011 - $4,982,257; 2010 - $4,239,452)	5,143,158	14.8	4,333,126	13.8
Fixed maturities	27,855,004	80.0	24,676,939	78.6
Equity securities (cost: 2011 - $336,722; 2010 - $349,605)	327,802	0.9	359,412	1.1
Mortgage loans	5,377,977	15.4	4,892,829	15.6
Investment real estate	27,495	0.1	25,340	0.1
Policy loans	880,203	2.5	793,448	2.5
Other long-term investments	284,550	0.8	276,337	0.9
Short-term investments	80,387	0.3	352,824	1.2
Total investments	$34,833,418	100.0%	$31,377,129	100.0%

Included in the preceding table are $3.0 billion and $3.0 billion of fixed maturities and $67.6 million and $114.3 million of short-term investments classified as trading securities as of September 30, 2011 and December 31, 2010, respectively. The trading portfolio includes invested assets of $3.0 billion and $2.9 billion as of September 30, 2011 and December 31, 2010, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

As of September 30, 2011, our fixed maturity investment holdings were approximately $27.9 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	September 30, 2011	December 31, 2010
AAA	16.3%	17.0%
AA	7.2	4.8
A	23.0	17.9
BBB	44.4	47.8
Below investment grade	9.1	12.5
	100.0%	100.0%

During the nine months ended September 30, 2011 and for the year ended December 31, 2010, we did not actively purchase securities below the BBB level.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of September 30, 2011, based upon amortized cost, $53.9 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $25.9 billion fixed maturity securities held by us (0.2% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	September 30, 2011	December 31, 2010
	(Dollars In Millions)
Residential mortgage-backed securities	$2,892.9	$2,979.8
Commercial mortgage-backed securities	645.3	312.6
Other asset-backed securities	851.8	927.1
U.S. government-related securities	1,819.9	1,572.1
Other government-related securities	211.6	327.8
States, municipals, and political subdivisions	1,555.4	1,123.8
Corporate bonds	19,878.1	17,433.7
Total fixed maturities portfolio	$27,855.0	$24,676.9

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $24.9 billion, or 89.2%, of our fixed maturities as “available-for-sale” as of September 30, 2011. These securities are carried at fair value on our consolidated balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.0 billion, or 10.8%, of our fixed maturities as of September 30, 2011. Fixed maturities with a market value of $3.0 billion and short-term investments with a market value of $67.6 million in the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	September 30, 2011	December 31, 2010
	(Dollars In Thousands)
AAA	$787,853	$816,064
AA	237,215	177,419
A	700,546	584,408
BBB	1,004,883	1,008,943
Below investment grade	241,360	269,710
Total Modco trading fixed maturities	$2,971,857	$2,856,544

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets from the investee. These holdings as of September 30, 2011, were approximately $4.4 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - The tables below include a breakdown of our RMBS portfolio by type and rating as of September 30, 2011. As of September 30, 2011, these holdings were approximately $2.9 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	39.1%
PAC	27.8
Pass Through	11.9
Other	21.2
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	52.5%
AA	0.9
A	2.5
BBB	1.4
Below investment grade	42.7
100.0%

As of September 30, 2011, we held securities with a fair value of $387.8 million, or 1.1% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2010, we held securities with a fair value of $401.6 million supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of September 30, 2011:

Percentage of
Alt-A
Rating	Securities
AA	0.0%
A	1.0
BBB	1.8
Below investment grade	97.2
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of September 30, 2011:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AA	$0.1	$—	$—	$—	$—	$0.1
A	3.7	—	—	—	—	3.7
BBB	7.1	—	—	—	—	7.1
Below investment grade	376.9	—	—	—	—	376.9
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$387.8	$—	$—	$—	$—	$387.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AA	$—	$—	$—	$—	$—	$—
A	—	—	—	—	—	—
BBB	0.6	—	—	—	—	0.6
Below investment grade	(50.2)	—	—	—	—	(50.2)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(49.6)	$—	$—	$—	$—	$(49.6)

As of September 30, 2011, we had RMBS with a total fair value of $41.1 million, or 0.1%, of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2010, we held securities with a fair value of $42.1 million that were supported by collateral classified as sub-prime.

The following table includes the percentage of our collateral classified as sub-prime, grouped by rating category, as of September 30, 2011:

Percentage of
Sub-prime
Rating	Securities
AAA	0.2%
AA	4.1
A	8.7
BBB	11.5
Below investment grade	75.5
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of September 30, 2011:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$0.1	$—	$—	$—	$—	$0.1
AA	1.7	—	—	—	—	1.7
A	3.6	—	—	—	—	3.6
BBB	4.7	—	—	—	—	4.7
Below investment grade	31.0	—	—	—	—	31.0
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$41.1	$—	$—	$—	$—	$41.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$—	$—	$—	$—	$—	$—
AA	(0.2)	—	—	—	—	(0.2)
A	(0.4)	—	—	—	—	(0.4)
BBB	(0.4)	—	—	—	—	(0.4)
Below investment grade	(27.8)	—	—	—	—	(27.8)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(28.8)	$—	$—	$—	$—	$(28.8)

As of September 30, 2011, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $2.5 billion, or 7.1%, of total invested assets. As of December 31, 2010, we held securities with a fair value of $2.5 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of September 30, 2011:

Percentage of
Prime
Rating	Securities
AAA	61.7%
AA	1.0
A	2.6
BBB	1.2
Below investment grade	33.5
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of September 30, 2011:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$764.4	$—	$76.8	$400.4	$278.1	$1,519.7
AA	13.5	—	—	—	10.0	23.5
A	64.2	—	—	—	—	64.2
BBB	29.5	—	—	—	—	29.5
Below investment grade	827.1	—	—	—	—	827.1
Total mortgage-backed securities collateralized by prime mortgage loans	$1,698.7	$—	$76.8	$400.4	$288.1	$2,464.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$54.8	$—	$8.1	$20.5	$19.0	$102.4
AA	0.2	—	—	—	—	0.2
A	0.2	—	—	—	—	0.2
BBB	(0.3)	—	—	—	—	(0.3)
Below investment grade	(30.7)	—	—	—	—	(30.7)
Total mortgage-backed securities collateralized by prime mortgage loans	$24.2	$—	$8.1	$20.5	$19.0	$71.8

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of September 30, 2011, the CMBS holdings were approximately $645.3 million. As of December 31, 2010, the CMBS holdings were approximately $312.6 million.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of September 30, 2011:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	71.7%
AA	9.6
A	18.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of September 30, 2011:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$159.3	$45.8	$—	$83.1	$174.3	$462.5
AA	9.7	—	—	29.4	23.0	62.1
A	22.4	—	5.9	34.6	57.8	120.7
Total commercial mortgage-backed securities	$191.4	$45.8	$5.9	$147.1	$255.1	$645.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$3.1	$1.7	$—	$2.2	$3.0	$10.0
AA	(0.8)	—	—	(1.9)	(1.7)	(4.4)
A	(0.1)	—	0.2	1.9	(1.9)	0.1
Total commercial mortgage-backed securities	$2.2	$1.7	$0.2	$2.2	$(0.6)	$5.7

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of September 30, 2011, these holdings were approximately $851.8 million. As of December 31, 2010, these holdings were approximately $927.1 million.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of September 30, 2011:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	91.0%
AA	2.7
A	4.7
BBB	0.6
Below investment grade	1.0
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of September 30, 2011:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$708.2	$—	$22.8	$32.1	$12.4	$775.5
AA	22.8	—	—	—	—	22.8
A	3.7	—	—	—	36.7	40.4
BBB	5.1	—	—	—	—	5.1
Below investment grade	8.0	—	—	—	—	8.0
Total other asset-backed securities	$747.8	$—	$22.8	$32.1	$49.1	$851.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$(55.1)	$—	$—	$0.1	$0.1	$(54.9)
AA	1.1	—	—	—	—	1.1
A	0.3	—	—	—	1.9	2.2
BBB	—	—	—	—	—	—
Below investment grade	(15.9)	—	—	—	—	(15.9)
Total other asset-backed securities	$(69.6)	$—	$—	$0.1	$2.0	$(67.5)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of September 30, 2011, over 99.0% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	September 30, 2011	Value	December 31, 2010	Value
	(Dollars In Thousands)
Banking	$2,369,760	8.5%	$2,046,515	8.3%
Other finance	255,764	0.9	162,157	0.7
Electric	3,625,387	13.0	3,148,333	12.8
Natural gas	2,289,676	8.2	2,159,897	8.8
Insurance	2,066,702	7.4	1,875,287	7.6
Energy	1,640,125	5.9	1,410,030	5.7
Communications	1,242,219	4.5	1,179,659	4.8
Basic industrial	1,156,707	4.2	1,114,077	4.5
Consumer noncyclical	1,282,321	4.6	1,146,512	4.6
Consumer cyclical	695,701	2.5	568,647	2.3
Finance companies	228,153	0.8	215,881	0.9
Capital goods	897,329	3.2	734,337	3.0
Transportation	630,126	2.3	551,724	2.2
Other industrial	176,625	0.6	149,623	0.6
Brokerage	548,186	2.0	484,168	2.0
Technology	663,390	2.4	405,187	1.6
Real estate	81,119	0.3	55,424	0.2
Other utility	28,767	0.1	26,238	0.1
Commercial mortgage-backed securities	645,257	2.3	312,631	1.3
Other asset-backed securities	851,837	3.1	927,108	3.8
Residential mortgage-backed non-agency securities	1,448,770	5.2	2,153,896	8.7
Residential mortgage-backed agency securities	1,444,120	5.2	825,869	3.3
U.S. government-related securities	1,819,938	6.5	1,572,137	6.4
Other government-related securities	211,611	0.8	327,760	1.3
States, municipals, and political divisions	1,555,414	5.5	1,123,842	4.5
Total	$27,855,004	100.0%	$24,676,939	100.0%

Our investments in debt and equity securities are reported at fair value and investments in mortgage loans are reported at amortized cost. As of September 30, 2011, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $27.9 billion, which was 7.7% above amortized cost of $25.9 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2011, our mortgage loan holdings were approximately $5.4 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

The Company’s commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2011 and December 31, 2010, our allowance for mortgage loan credit losses was $9.1 million and $11.7 million, respectively. While our mortgage loans do not have quoted market values, as of September 30, 2011, we estimated the fair value of our mortgage loans to be $6.3 billion (using discounted cash flows from the next call date), which was 14.2% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2011 and December 31, 2010, approximately $880.4 million and $884.7 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $69.1 million would become due in the fourth quarter of 2011, $205.2 million in 2012, $1.4 billion in 2013 through 2017, $760.3 million in 2018 through 2022, and $274.6 million thereafter.

As of September 30, 2011, less than 0.15%, or $44.7 million, of invested assets consisted of nonperforming, restructured or are mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement.

As of September 30, 2011, $17.2 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the nine month period ending September 30, 2011. In addition, we foreclosed on some nonperforming loans and converted them to $5.0 million of real estate properties during the nine month period ending September 30, 2011.

As of September 30, 2011, $22.0 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the nine month period ending September 30, 2011. In addition, we foreclosed on some nonperforming loans and converted them to $0.5 million of real estate properties during the nine month period ending September 30, 2011.

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

During the second quarter of 2011, we discontinued this program. Certain collateral assets, which we previously intended to ultimately dispose of and on which we recorded an other-than-temporary impairment of $1.3 million in the first quarter of 2011, were instead retained by us and are included in our fixed maturities as of September 30, 2011. We currently do not have any intent to sell these securities.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2011:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$3,746,521	15.1%
AA	1,773,698	7.1
A	5,718,969	23.0
BBB	11,351,537	45.7
Investment grade	22,590,725	90.9
BB	1,063,792	4.3
B	347,437	1.4
CCC or lower	854,775	3.4
Below investment grade	2,266,004	9.1
Total	$24,856,729	100.0%

Not included in the table above are $2.7 billion of investment grade and $0.3 million of below investment grade fixed maturities classified as trading securities.

During the third quarter of 2011, to mitigate the risk related to certain guaranteed minimum benefits within our variable annuity products, we wrote credit default protection on the Markit CDX North America Investment Grade Index, Series 17, which is comprised of 125 equally weighted credit default swaps on investment grade entities. The representative reference notional on each entity within the contracts has been included in the following table, whereby when combined with the fair market value of our investments in the same credit entity represents an overall position that is among the ten largest credit exposures that we hold as of September 30, 2011:

	Market	Credit	Total
Creditor	Value	Derivatives	Value
	(Dollars In Millions)
Federal National Mortgage Association	$213.2	$—	$213.2
Federal Home Loan Mortgage Corp.	191.6	—	191.6
Nextera Energy Inc.	184.1	—	184.1
Verizon Communications Inc.	179.1	8.0	187.1
Berkshire Hathaway Inc.	170.3	8.0	178.3
Comcast Corp.	164.0	8.0	172.0
First Energy Corp.	155.4	8.0	163.4
Rio Tinto	146.2	—	146.2
JP Morgan Chase and Company	138.8	—	138.8
AT&T Corporation	136.5	8.0	144.5

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

The FASB has issued guidance related to other-than-temporary impairments for debt securities. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. For the three and nine months ended September 30, 2011, we recorded total other-than-temporary impairments of approximately $6.2 million and $37.9 million, respectively, with $3.6 million of non-credit gains and $12.9 million of non-credit losses, respectively, of this amount recorded in other comprehensive income (loss). The $3.6 million of non-credit gains includes $1.3 million of losses related to newly impaired securities and a net gain of $4.9 million related to previously impaired securities that are now in a gain position.

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and nine months ended September 30, 2011, we concluded that approximately $9.8 million and $25.0 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $3.6 million of non-credit gains and $12.9 million of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded for the three and nine months ended September 30, 2011, respectively. The $3.6 million of non-credit gains includes $1.3 million of losses related to newly impaired securities and a net gain of $4.9 million related to previously impaired securities that are now in a gain position.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$23,227	$18,462	$4,765	$60,504	$61,824	$(1,320)
Fixed maturity losses - sales	(2,506)	(601)	(1,905)	(4,292)	(31,587)	27,295
Equity gains - sales	9	—	9	9,179	13	9,166
Impairments on fixed maturity securities	(9,829)	(7,615)	(2,214)	(24,979)	(36,282)	11,303
Impairments on equity securities	—	—	—	—	—	—
Modco trading portfolio	123,760	96,689	27,071	151,714	204,749	(53,035)
Other	(6,260)	(3,763)	(2,497)	(15,486)	(8,609)	(6,877)
Total realized gains (losses) - investments	$128,401	$103,172	$25,229	$176,640	$190,108	$(13,468)

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$144,182	$23,047	$121,135	$147,550	$23,047	$124,503
Equity futures - VA	11,524	(8,444)	19,968	(7,822)	(8,444)	622
Currency futures - VA	2,376	—	2,376	2,177	—	2,177
Volatility swaps - VA	3,495	—	3,495	(239)	—	(239)
Equity options - VA	30,072	—	30,072	22,813	—	22,813
Interest rate swaps - VA	5,808	—	5,808	5,808	—	5,808
Credit default swaps - VA	(23,897)	—	(23,897)	(22,981)	—	(22,981)
Embedded derivative - GMWB	(150,125)	(19,101)	(131,024)	(147,550)	(59,296)	(88,254)
Total derivatives related to variable annuity contracts	23,435	(4,498)	27,933	(244)	(44,693)	44,449
Embedded derivative - Modco reinsurance treaties	(109,542)	(85,496)	(24,046)	(130,914)	(179,654)	48,740
Interest rate swaps	(8,185)	(4,676)	(3,509)	(10,642)	(13,450)	2,808
Interest rate caps	(2,581)	—	(2,581)	(2,581)	—	(2,581)
Credit default swaps	(321)	1,040	(1,361)	(543)	404	(947)
Other derivatives	(622)	(404)	(218)	(571)	399	(172)
Total realized gains (losses) - derivatives	$(97,816)	$(94,034)	$(3,782)	$(145,495)	$(236,994)	$91,499

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and nine months ended September 30, 2011, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

The $9.2 million of gains included in equity securities for the nine months ended September 30, 2011, primarily relates to gains of $6.9 million on securities that have recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three and nine months ended September 30, 2011, we recognized pre-tax other-than-temporary impairments of $9.8 million and $25.0 million, respectively, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $3.6 million of non-credit gains and $12.9 million of non-credit losses, respectively, in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded. The $3.6 million of non-credit gains includes $1.3 million of losses related to newly impaired securities and a net gain of $4.9 million related to previously impaired securities that are now in a gain position. Other-than-temporary impairments totaled $6.2 million and $37.9 million, respectively, for the three and nine months ended September 30, 2010. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(Dollars In Millions)
Alt-A MBS	$0.9	$8.8
Other MBS	8.1	14.2
Sub-prime bonds	0.8	2.0
Total	$9.8	$25.0

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2011, we sold securities in an unrealized loss position with a fair value of $211.5 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$128,782	60.9%	$(1,217)	28.4%
>90 days but <= 180 days	17,714	8.4	(323)	7.5
>180 days but <= 270 days	—	0.0	—	0.0
>270 days but <= 1 year	40,506	19.2	(1,886)	43.9
>1 year	24,458	11.5	(866)	20.2
Total	$211,460	100.0%	$(4,292)	100.0%

For the three and nine months ended September 30, 2011, we sold securities in an unrealized loss position with a fair value (proceeds) of $48.5 million and $211.5 million, respectively. The loss realized on the sale of these securities was $2.5 million and $4.3 million, respectively.

For the three and nine months ended September 30, 2011, we sold securities in an unrealized gain position with a fair value of $350.7 million and $1.8 billion, respectively. The gain realized on the sale of these securities was $23.2 million and $69.7 million, respectively.

The $6.3 million of other realized losses recognized for the three months ended September 30, 2011, consists of an increase in the mortgage loan loss reserve of $1.6 million, mortgage loan losses of $3.4 million, and an impairment on a partnership of $1.3 million.

The $15.5 million of other realized losses recognized for the nine months ended September 30, 2011, consists of a decrease in the mortgage loan loss reserve of $2.5 million, mortgage loan losses of $15.5 million, real estate losses of $1.2 million, and an impairment on a partnership of $1.3 million.

For the three and nine months ended September 30, 2011, net gains of $123.8 million and $151.7 million, respectively, primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $16.0 million and $23.1 million, respectively, of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains/(losses) on derivative contracts closed during the period.

We use equity, interest rate, and currency futures to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in a net pre-tax gain of $11.5 million and a loss of $7.8 million, interest rate futures resulted in pre-tax gains of $144.2 million and $147.6 million, and currency futures resulted in net pre-tax gains of $2.4 million and $2.2 million, for the three and nine months ended September 30, 2011, respectively.

We also use equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity options resulted in net pre-tax gains of $30.1 million and $22.8 million and volatility swaps resulted in a net pre-tax gain of $3.5 million and a loss of $0.2 million for the three and nine months ended September 30, 2011, respectively. Such positions were not held during the nine months ended September 30, 2010.

The guaranteed minimum withdrawal benefits (“GMWB”) rider embedded derivatives on certain variable deferred annuities had net unrealized losses of $150.1 million and $147.6 million for the three and nine months ended September 30, 2011.

We use interest rate swaps to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. These positions resulted in net pre-tax gains of $5.8 million for the three and nine months ended September 30, 2011.

We entered into credit default swaps to partially mitigate our non-performance risk related to certain guaranteed minimum withdrawal benefits within our variable annuity products. We reported net pre-tax losses of $24.0 million and $23.0 million for the three and nine months ended September 30, 2011 related to credit default swaps from the change in swaps’ fair value, premium income, and a realized loss on terminated contracts of $17.6 million.

We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $109.5 million and $130.9 million of pre-tax losses on these embedded derivatives for the three and nine months ended September 30, 2011, respectively, was the result of spread tightening and a decline in treasury yields. For the three and nine months ended September 30, 2011, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that substantially offset the losses on these embedded derivatives.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax losses of $8.2 million and $10.6 million for the three and nine months ended September 30, 2011, respectively. The net losses were the result of $10.4 million in realized losses due to terminations and $2.2 million in unrealized gains during the third quarter.

We purchased interest rate caps during the three months ended September 30, 2011. These caps mitigate our credit risk with respect to our holdings of the debt of certain European banks. These banks in turn hold sovereign debt of certain European governments. These caps resulted in net pre-tax losses of $2.6 million for the three and nine months ended September 30, 2011.

We reported net pre-tax losses of $0.3 million and $0.5 million related to credit default swaps held to enhance the return on our investment portfolio, for the three and nine months ended September 30, 2011, respectively. The net pre-tax losses for the three and nine months ended September 30, 2011, were primarily the result of $1.5 million of mark-to-market gains and $1.8 million in realized termination losses during the period.

We also use various swaps and options to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.8 million for the three and nine months ended September 30, 2011.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2011, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. As of September 30, 2011, we had an overall net unrealized gain of $1.7 billion, prior to tax and DAC offsets, and a net unrealized gain of $683.9 million as of December 31, 2010.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of September 30, 2011, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$2,166,104	48.5%	$2,264,075	45.8%	$(97,971)	20.5%
>90 days but <= 180 days	463,070	10.4	516,745	10.4	(53,675)	11.2
>180 days but <= 270 days	122,497	2.7	133,755	2.7	(11,258)	2.4
>270 days but <= 1 year	147,382	3.3	168,444	3.4	(21,062)	4.4
>1 year but <= 2 years	126,285	2.8	171,141	3.5	(44,856)	9.4
>2 years but <= 3 years	29,687	0.7	34,942	0.7	(5,255)	1.1
>3 years but <= 4 years	1,055,076	23.6	1,211,588	24.5	(156,512)	32.7
>4 years but <= 5 years	212,410	4.8	279,710	5.7	(67,300)	14.1
>5 years	145,389	3.2	166,336	3.3	(20,947)	4.2
Total	$4,467,900	100.0%	$4,946,736	100.0%	$(478,836)	100.0%

The majority of the unrealized loss as of September 30, 2011 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and their associated positive effect on security prices. Spread levels have improved since December 31, 2010. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of September 30, 2011, the Barclays Investment Grade Index was priced at 221 bps versus a 10 year average of 168 bps. Similarly, the Barclays High Yield Index was priced at 845 bps versus a 10 year average of 647 bps. As of September 30, 2011, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.953%, 1.916%, and 2.914%, as compared to 10 year averages of 3.248%, 4.006%, and 4.657%, respectively.

As of September 30, 2011, 46.9% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of September 30, 2011, there were estimated gross unrealized losses of $47.2 million and $27.8 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively. Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of September 30, 2011, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.

For the three and nine months ended September 30, 2011, we recorded $9.8 million and $25.0 million, respectively, of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2011, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$1,182,726	26.5%	$1,322,513	26.7%	$(139,787)	29.2%
Other finance	3,500	0.1	5,186	0.1	(1,686)	0.4
Electric	174,140	3.9	198,131	4.0	(23,991)	5.0
Natural gas	71,986	1.6	75,066	1.5	(3,080)	0.6
Insurance	453,372	10.1	499,875	10.1	(46,503)	9.7
Energy	4,959	0.1	4,969	0.1	(10)	0.0
Communications	99,742	2.2	113,670	2.3	(13,928)	2.9
Basic industrial	196,153	4.4	207,663	4.2	(11,510)	2.4
Consumer noncyclical	14,871	0.3	15,169	0.3	(298)	0.1
Consumer cyclical	93,436	2.1	103,196	2.1	(9,760)	2.0
Finance companies	99,299	2.2	107,052	2.2	(7,753)	1.6
Capital goods	71,511	1.6	81,194	1.6	(9,683)	2.0
Transportation	85,583	1.9	87,936	1.8	(2,353)	0.5
Other industrial	14,162	0.3	19,270	0.4	(5,108)	1.1
Brokerage	97,854	2.2	104,685	2.1	(6,831)	1.4
Technology	45,542	1.0	49,603	1.0	(4,061)	0.8
Real estate	1,376	0.0	1,419	0.0	(43)	0.0
Other utility	21	0.0	44	0.0	(23)	0.0
Commercial mortgage-backed securities	155,685	3.5	163,645	3.3	(7,960)	1.7
Other asset-backed securities	590,980	13.2	663,791	13.4	(72,811)	15.2
Residential mortgage-backed non-agency securities	874,882	19.6	985,577	19.9	(110,695)	23.1
Residential mortgage-backed agency securities	21,927	0.5	21,950	0.4	(23)	0.0
U.S. government-related securities	94,559	2.1	94,698	1.9	(139)	0.0
Other government-related securities	19,633	0.6	20,433	0.6	(800)	0.3
States, municipals, and political divisions	—	0.0	—	0.0	—	0.0
Total	$4,467,899	100.0%	$4,946,735	100.0%	$(478,836)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	September 30, 2011	December 31, 2010

Banking	29.2%	14.2%
Other finance	0.4	0.4
Electric	5.0	7.5
Natural gas	0.6	3.2
Insurance	9.7	7.0
Energy	0.0	0.4
Communications	2.9	1.7
Basic industrial	2.4	1.3
Consumer noncyclical	0.1	1.1
Consumer cyclical	2.0	2.1
Finance companies	1.6	1.8
Capital goods	2.0	1.8
Transportation	0.5	0.7
Other industrial	1.1	1.0
Brokerage	1.4	2.3
Technology	0.8	1.2
Real estate	0.0	0.0
Other utility	0.0	0.0
Commercial mortgage-backed securities	1.7	0.2
Other asset-backed securities	15.2	7.8
Residential mortgage-backed non-agency securities	23.1	37.0
Residential mortgage-backed agency securities	0.0	0.5
U.S. government-related securities	0.0	0.8
Other government-related securities	0.3	0.0
States, municipals, and political divisions	0.0	6.0
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of September 30, 2011, varies, with 24.1% maturing in less than 5 years, 20.9% maturing between 5 and 10 years, and 55.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2011:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$1,638,721	36.7%	$1,751,470	35.4%	$(112,749)	23.5%
BBB	1,228,696	27.5	1,340,864	27.1	(112,168)	23.4
Investment grade	2,867,417	64.2	3,092,334	62.5	(224,917)	46.9
BB	557,429	12.5	608,530	12.3	(51,101)	10.7
B	326,290	7.3	372,571	7.5	(46,281)	9.7
CCC or lower	716,763	16.0	873,300	17.7	(156,537)	32.7
Below investment grade	1,600,482	35.8	1,854,401	37.5	(253,919)	53.1
Total	$4,467,899	100.0%	$4,946,735	100.0%	$(478,836)	100.0%

As of September 30, 2011, we held 207 positions of below investment grade securities with a fair value of $1.6 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $253.9 million, of which $183.1 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 4.6% of invested assets.

As of September 30, 2011, securities in an unrealized loss position that were rated as below investment grade represented 35.8% of the total market value and 53.1% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were $294.9 million. A widening of credit spreads is estimated to account for unrealized losses of $559.1 million, with changes in treasury rates offsetting this loss by an estimated $304.2 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of September 30, 2011, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 2.5 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category, as of September 30, 2011:

Weighted-Average
Non-agency RMBS portolio	Life

Prime	2.06
Alt-A	3.75
Sub-prime	2.54

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2011:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$450,779	28.2%	$479,096	25.8%	$(28,317)	11.2%
>90 days but <= 180 days	128,682	8.0	150,493	8.1	(21,811)	8.6
>180 days but <= 270 days	82,067	5.1	92,164	5.0	(10,097)	4.0
>270 days but <= 1 year	64,804	4.0	75,444	4.1	(10,640)	4.2
>1 year but <= 2 years	43,096	2.7	67,085	3.6	(23,989)	9.4
>2 years but <= 3 years	29,686	1.9	34,943	1.9	(5,257)	2.1
>3 years but <= 4 years	592,174	37.0	692,882	37.4	(100,708)	39.7
>4 years but <= 5 years	107,321	6.7	142,096	7.7	(34,775)	13.7
>5 years	101,873	6.4	120,198	6.4	(18,325)	7.1
Total	$1,600,482	100.0%	$1,854,401	100.0%	$(253,919)	100.0%

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

In the event of significant unanticipated cash requirements beyond our normal liquidity needs, we have additional sources of liquidity available depending on market conditions and the amount and timing of the liquidity need. These additional sources of liquidity include cash flows from operations, the sale of liquid assets, accessing our credit facility, and other sources described herein.

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

As of September 30, 2011, we had $157.1 million outstanding related to such borrowings. For the nine months ended September 30, 2011, we had a maximum balance outstanding of $348.2 million related to these programs. The average daily balance was $129.0 million for the nine months ended September 30, 2011.

We have a repurchase program, as noted in the above paragraph, in which we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2011, the fair value of securities pledged under the repurchase program was $170.2 million and the repurchase obligation of $157.1 million was included in other liabilities in the consolidated condensed balance sheets. As of December 31, 2010, we did not have a balance for our repurchase program.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $145.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of September 30, 2011. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2011.

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

We held $64.6 million of FHLB common stock as of September 30, 2011, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2011, we had $1.1 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of September 30, 2011, we reported approximately $648.8 million (fair value) of auction rate securities (“ARS”) in non-Modco portfolios. All of these ARS were rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of September 30, 2011, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $58.6 million and $16.7 million was recorded as of September 30, 2011 and December 31, 2010, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of September 30, 2011, our total cash, cash equivalents, and invested assets were $35.2 billion. The life insurance subsidiaries were committed as of September 30, 2011, to fund mortgage loans in the amount of $141.1 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our subsidiaries held approximately $337.4 million in cash and short-term investments as of September 30, 2011, and we held $44.7 million in cash and short-term investments available for general corporate purposes.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Nine Months Ended
	September 30,
	2011	2010
	(Dollars In Thousands)

Net cash provided by operating activities	$509,426	$574,495
Net cash used in investing activities	(767,830)	(599,154)
Net cash provided by (used in) financing activities	326,466	(29,326)
Total	$68,062	$(53,985)

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

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

Net cash used in investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio. In addition, during the nine months ended September 30, 2011, PLICO completed the reinsurance transaction with Liberty Life and made a payment for UILIC.

Net cash provided by (used in) financing activities - Changes in cash from financing activities included a $157.1 million increase in our reverse repurchase borrowings as compared to 2010, and $221.6 million more inflows of investment product and universal life net activity, compared to the prior year. Net activity related to credit facility repayment of borrowings equaled $6.9 million in 2011, compared to net repayment of borrowings of $159.0 million in 2010. We repurchased $117.6 million of non-recourse funding obligations during 2011, as compared to $27.0 million during 2010. Cash used for the repurchase of common stock in 2011 equaled $58.5 million, as compared to no repurchase activity in 2010.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

As of September 30, 2011, our capital structure consisted of Medium-Term Notes, Senior Notes, Subordinated Debentures, and shareowners’ equity. We also have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur. Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital. Pursuant to an amendment, this calculation excludes the $800.0 million of senior notes we issued in 2009. As of September 30, 2011, there was a $145.0 million outstanding balance under the Credit Facility at an interest rate of LIBOR plus 0.40%.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of Surplus Notes with a total outstanding balance of $800 million as of September 30, 2011. We hold the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of September 30, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of September 30, 2011, securities related to $414.8 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $160.2 million of the non-recourse funding obligations were held by our affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, has an outstanding Letter of Credit (“LOC”) issued under a Reimbursement Agreement with UBS AG, Stamford Branch (“UBS”), with a total outstanding balance of $560.0 million as of September 30, 2011. The LOC was issued to a trust for the benefit of our indirect wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be eight years, subject to certain conditions including capital contributions made to Golden Gate III by PLICO or one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement effective April 1, 2010.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, has an outstanding twelve-year LOC issued under a Reimbursement Agreement with UBS, with a total outstanding balance of $415.0 million as of September 30, 2011. The term of the LOC is 12 years. The LOC was issued to a trust for the benefit of WCL. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The LOC was issued to support certain obligations of Golden Gate IV to WCL for a portion of reserves related to level premium term life insurance policies reinsured by Golden Gate IV from WCL under an indemnity reinsurance agreement effective October 1, 2010.

On April 29, 2011, in conjunction with Athene Holding Ltd’s acquisition of Liberty Life Insurance Company (“Liberty Life”) from an affiliate of Royal Bank of Canada, PLICO reinsured a life and health insurance block from Liberty Life. The capital invested by PLICO in the transaction at closing was $321 million, including a $225 million ceding commission. In conjunction with closing, PLICO invested $40 million in a surplus note issued by Athene Life Re.

On May 10, 2010, our Board of Directors extended our previously authorized $100 million share repurchase program through May 9, 2013. During the second quarter of 2011, we repurchased approximately 1,094,100 shares, at a total cost of approximately $24.9 million. During the third quarter of 2011, we repurchased approximately 1,882,033 shares, at a total cost of approximately $33.6 million. For additional information about our repurchase of our shares under this program, see Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds.

On October 31, 2011, our Board of Directors authorized a new share repurchase program that replaces the remaining capacity under the previously authorized program. Under the October 2011 authorization, we may repurchase up to $300 million of shares. The October 2011 authorization extends through December 31, 2014. As under the previously authorized share repurchase program, future repurchase activity will depend on many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

A life insurance company’s statutory capital is computed according to rules prescribed by NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. As of the beginning of the year, the maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries is estimated to be $317.2 million. In the second and third quarter of 2011, PLICO paid dividends to us of $165.0 million which reduces the maximum amount that can be paid to us from our insurance subsidiaries.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and nine months ended September 30, 2011, we ceded premiums to third party reinsurers amounting to $327.0 million and $1.0 billion, respectively. In addition, we had receivables from reinsurers amounting to $5.6 billion as of September 30, 2011. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of September 30, 2011:

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

As of September 30, 2011, we had policy liabilities and accruals of approximately $21.9 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.63%.

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

As of September 30, 2011, we carried a $10.2 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Debt(1)	$2,649,710	$91,439	$562,193	$295,509	$1,700,569
Non-recourse funding obligations(2)	598,887	4,517	9,035	9,035	576,300
Subordinated debt securities(3)	1,800,574	37,147	74,294	74,294	1,614,839
Stable value products(4)	2,975,316	1,031,524	905,629	896,106	142,057
Operating leases(5)	35,451	9,727	15,205	8,930	1,589
Home office lease(6)	76,550	682	75,868	—	—
Mortgage loan and investment commitments	151,420	151,420	—	—	—
Reverse repurchase borrowings	157,103	157,103	—	—	—
Policyholder obligations(7)	25,364,313	2,447,703	3,004,193	2,751,084	17,161,333
Total(8)	$33,809,324	$3,931,262	$4,646,417	$4,034,958	$21,196,687

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

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of September 30, 2011, $895.4 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of September 30, 2011, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $8.5 million and $450.0 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of September 30, 2011, the Level 3 fair value of these liabilities was $139.1 million.

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

Of our $903.9 million of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $634.5 million were ABS. Of this amount, $598.8 million were student loan related ABS, $26.3 million were non-student loan related ABS, and $9.4 million were commercial mortgage-backed securitizations. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$276
2003	90
2004	119
2005	10
2006	28
2007	103
2011	9
Total	$635

The ABS was rated as follows: $605.7 million were AAA rated, $15.7 million were AA rated, and $13.1 million were A rated. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps and interest rate options. Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).

We use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

•      Foreign Currency Futures

•      Variance Swaps

•      Interest Rate Futures

•      Equity Options

•      Equity Futures

•      Credit Derivatives

During the third quarter 2011, we wrote credit default protection on the Markit CDX North America Investment Grade Index, Series 17, to mitigate the risk related to certain guaranteed minimum benefits within our variable annuity products. These credit derivatives create credit exposure similar to an investment in publicly issued fixed maturity cash investments. The maximum potential amount of future payments (undiscounted) that we could be required to make under the credit derivatives is $1.0 billion, assuming the recovery value on each investment grade entity is zero. As of September 30, 2011, the fair value of the credit derivatives was a liability of $50.6 million. As of September 30, 2011, we had collateral of $27 million posted with the counterparties for credit derivatives. The collateral is counterparty specific and is not tied to any one contract. If the credit derivatives needed to be settled immediately, we would need to post no additional payments.

The following table sets forth the September 30, 2011 notional amount and fair value of our credit default swaps and the estimated fair value resulting from a hypothetical immediate plus and minus 100 bases point change in investment grade credit spreads from levels prevailing as of September 30, 2011:

			Fair Value Resulting From an
			Immediate +/- 100 bps Change
	Notional	Fair Value as of	in Credit Spreads
	Amount	September 30,	100 bps (+)	100 bps (-)
	(Dollars In Millions)
Credit default swaps	$1,000.0	$(50.6)	$(125.0)	$34.7

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2011, we had outstanding mortgage loan commitments of $141.1 million at an average rate of 5.85%.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the consolidated condensed financial statements for information regarding recently issued accounting standards. Included below, is accounting pronouncement ASU No. 2010-26 that we will adopt as of January 1, 2012 and the estimated effect on our statements.

ASU No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. Our expected retrospective adoption of this Update will result in a reduction in our deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There will also be a reduction in the level of costs we defer subsequent to adoption. We are evaluating the full effects of implementing this Update, but we currently estimate that its retrospective adoption will result in a cumulative effect adjustment to the opening balance of shareowners’ equity of between 13% and 15% as of January 1, 2012, including a reduction of between approximately 20% and 22% of its existing deferred acquisition cost asset balance as of January 1, 2012. We currently estimate that if the change were in effect at September 30, 2011, the adoption of this Update would have resulted in a year-to-date decrease to net income in 2011 of between 8% and 10%.

RECENT DEVELOPMENTS

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

On April 15, 2011, Scottish Re Group Limited (“Scottish Re”) announced that it had entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which an affiliate of certain investors will be merged into Scottish Re and Scottish Re will continue as the surviving entity. During June 2011, the ordinary shareholders of Scottish Re approved the Merger Agreement as proposed. Scottish Re is a significant reinsurer of certain blocks of our business. For additional information on our reinsurance exposure to Scottish Re, refer to our Form 10-K for the period ended December 31, 2010.

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

As described in Note 3 to the consolidated financial statements set forth in this periodic report on Form 10-Q, the Company acquired UILIC and a block of insurance policies from Liberty Life effective December 31, 2010 and April 29, 2011, respectively. The Company performed due diligence on these business before completing the acquisitions and developed a reasonable level of assurance that the disclosure controls and procedures relating to the administrative systems and processes of these businesses were effective. As of September 30, 2011, however, the Company has not completed its own evaluation of the design and operation of disclosure controls and procedures relating to the administrative systems and processes, including those currently being provided by third parties, for these acquired businesses.

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The Company’s performance is highly dependent on its ability to manage risks that arise from a large number of its day-to-day business activities, including underwriting, claims processing, policy administration and servicing, execution of its investment and hedging strategy, financial and tax reporting and other activities, many of which are very complex. The Company also may rely on third parties for such activities. The Company seeks to monitor and control its exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes, and other mechanisms. However, the occurrence of unforeseen or un-contemplated risks, or the occurrence of risks of a greater magnitude than expected, including those arising from a failure in processes, procedures or systems implemented by the Company or a failure on the part of employees or third parties upon which the Company relies in this regard, may have a material adverse effect on the Company’s financial condition or results of operations.

The Company is highly regulated and subject to numerous legal restrictions and regulations.

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property, and is concerned primarily with the protection of policyholders, other customers, beneficiaries and other parties rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator. At any given time, a number of financial, market conduct, or other examinations or audits of the Company’s subsidiaries may be ongoing. It is possible that any examination or audit may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures, any of which could have a material adverse effect on the Company’s financial condition or results of operations. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

A number of U.S. jurisdictions are auditing certain of the Company’s subsidiaries for compliance with unclaimed property laws. The New York Insurance Department has issued a letter requiring life insurers doing business in New York, which includes certain of the Company’s subsidiaries, to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where amounts under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. Life insurance industry associations and regulatory associations are also considering these matters, and the Company cannot predict how these matters will develop. It is possible, however, that the audits and related activity could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company’s procedures for the identification and escheatment of abandoned property. On the basis of information it has developed to date, the Company currently does not expect any such additional payments or costs to be material. Depending on regulatory developments and/or further development of information by Company, however, such additional payments or costs could have a material adverse effect on the Company’s financial condition or results of operations.

From time to time, the United States Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker dealers and investment advisors, including the Company’s affiliated broker dealers and investment advisors. These examinations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities. It is possible that any examination may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. The Company cannot predict the amount or timing of any future assessments.

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

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Although some NAIC pronouncements may take effect automatically without affirmative action by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere.  Therefore, it is possible that actions could be taken by the NAIC that are effective immediately without the procedural safeguards that would be present if governmental action was required. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. A task force of the NAIC recently adopted a Statement relating to the valuation of reserves for universal life insurance products with secondary guarantees, which is an early phase of the NAIC’s deliberative process on the issue. In addition, the NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

At the federal level, bills are routinely introduced in both chambers of the United States Congress (“Congress”) which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways. The Company cannot predict whether or in what form legislation will be enacted and, if so, whether the enacted legislation will positively or negatively affect the Company or whether any effects will be material.

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) into law. The Healthcare Act makes significant changes to the regulation of health insurance, imposing various conditions and requirements on the Company. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that is, or is deemed to be health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition.

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

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including a recently enacted statute in Alabama where approximately 50% of the Company’s employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

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

The Company uses derivative financial instruments within its risk management strategy to mitigate risks to which it is exposed, including the adverse effects of domestic and/or international credit and/or equity market and/or interest rate levels or volatility on its variable annuity products with guaranteed benefit features. These derivative financial instruments may not effectively offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in the value of such guarantees and the changes in the value of the derivative financial instruments purchased by the Company, extreme credit and/or equity market and/or interest rate levels or volatility, contract holder behavior that differs from the Company’s expectations, and divergence between the performance of the underlying funds of such variable annuity products with guaranteed benefit features and the indices utilized by the Company in estimating its exposure to such guarantees.

The Company may also use derivative financial instruments within its risk management strategy to mitigate risks arising from its exposure to individual issuers or sectors of issuers and to mitigate the adverse effects of distressed domestic and/or international credit and/or equity markets and/or interest rate levels or volatility on its overall financial condition or results of operations.

The use of derivative financial instruments by the Company may have an adverse impact on the statutory capital and risk based capital ratios of the Company’s insurance subsidiaries. The Company employs strategies in the use of derivative financial instruments that are intended to mitigate such adverse impacts, but the Company’s strategies may not be effective.

The Company may also choose not to hedge, in whole or in part, these or other risks that it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument or, in reaction to extreme credit, equity market and/or interest rate levels or volatility, a decision to not purchase a derivative financial instrument that fully hedges certain risks. Additionally, the Company’s estimates and assumptions made in connection with its use of any derivative financial instrument may fail to reflect or correspond to its actual long-term exposure in respect to identified risks. Derivative financial instruments held or purchased by the Company may also otherwise be insufficient to hedge the risks in relation to the Company’s obligations. In addition, the Company may fail to identify risks, or the magnitude thereof, to which it is exposed. The Company is also exposed to the risk that its use of derivative financial instruments within its risk management strategy may not be properly designed and/or may not be properly implemented as designed. The above factors, either alone or in combination, may have a material adverse effect on the Company’s financial condition and results of operations.

Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.

A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving, among other things, sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. In some instances, substantial judgments may be the result of a party’s perceived ability to satisfy such judgments as opposed to the facts and circumstances regarding the claims made in such proceedings.

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

The Company, like other financial services companies in the ordinary course of business, is involved in litigation and regulatory actions. The occurrence of such matters may become more frequent and/or severe when general economic conditions have deteriorated. The Company may be unable to predict the outcome of such matters and may be unable to provide a reasonable range of potential losses. Given the inherent difficulty in predicting the outcome of such matters, it is possible that an adverse outcome in certain such matters could be material to the Company’s results for any particular reporting period.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, the Company issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchases of its common stock:

			Total Number	Approximate
			of Shares	Value of
		Weighted	Purchased as	Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Programs	the Program
	(Dollars In Thousands, Except Share Amounts)
April 1, 2011 through April 30, 2011	—	$—	—	$82,857
May 1, 2011 through May 31, 2011	—	$—	—	$82,857
June 1, 2011 through June 30, 2011	1,094,100	$22.72	1,094,100	$57,964
July 1, 2011 through July 31, 2011	—	$—	—	$57,964
August 1, 2011 through August 31, 2011	1,768,933	$17.85	1,768,933	$26,349
September 1, 2011 through September 30, 2011	113,100	$17.41	113,100	$24,377
Total	2,976,133	$19.62	2,976,133	$24,377

On May 10, 2010, the Company’s Board of Directors extended the Company’s previously authorized $100 million share repurchase program through May 9, 2013. During the second quarter of 2011, the Company repurchased approximately 1,094,100 shares, at a total cost of approximately $24.9 million. During the third quarter of 2011, the Company repurchased approximately 1,882,033 shares, at a total cost of approximately $33.6 million. The remaining capacity, expressed in aggregate value of shares, that could have been repurchased under the program, as of September 30, 2011, was approximately $24.4 million.

On October 31, 2011, the Company’s Board of Directors authorized a new share repurchase program that replaces the remaining capacity under the previously authorized program. Under the October 2011 authorization, the Company may repurchase up to $300 million of shares. The October 2011 authorization extends through December 31, 2014. As under the previously authorized share repurchase program, future repurchase activity will depend on many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternatives uses for capital.

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

Financial statements from the quarterly report on Form 10-Q of Protective Life Corporation for the quarter ended September 30, 2011, filed on November 4, 2011, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Shareowners’ Equity, (iv) the Consolidated Condensed Statement of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE CORPORATION

Date: November 4, 2011	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer