Form 10-K
period 2011-12-31
PROTECTIVE LIFE CORP
filed 2012-02-28
CIK 355429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          Aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant as of June 30, 2011: $1,862,298,446

          Number of shares of Common Stock, $0.50 Par Value, outstanding as of February 13, 2012: 81,682,958

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement prepared for the 2012 annual meeting of shareowners, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PROTECTIVE LIFE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.    Business

        Protective Life Corporation is a holding company headquartered in Birmingham, Alabama, with subsidiaries that provide financial services primarily in the United States through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company ("PLICO") is the Company's largest operating subsidiary. Unless the context otherwise requires, the "Company," "we," "us," or "our" refers to the consolidated group of Protective Life Corporation and its subsidiaries.

        The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including interest on certain corporate debt), and a trading portfolio that was previously part of a variable interest entity. This segment also includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations. The Company periodically evaluates operating segments, as prescribed in the Accounting Standard Codification ("ASC" or "Codification") Segment Reporting Topic, and makes adjustments to our segment reporting as needed.

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

Life Marketing

        The Life Marketing segment markets universal life ("UL"), variable universal life, bank-owned life insurance ("BOLI"), and level premium term insurance ("traditional") products on a national basis, primarily through a variety of distribution channels. The largest distribution system is comprised of brokerage general agencies who recruit a network of independent life agents. The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers and through stockbrokers and banks. The Company markets its BOLI products through independent marketing organizations that specialize in the BOLI market.

        The following table presents the Life Marketing segment's sales measured by new premium:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2007	$229
2008	158
2009	163
2010	171
2011	133

Acquisitions

        The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. The Company expects acquisition opportunities to continue to be available; however, the Company believes it may face increased competition and evolving capital requirements that may affect the environment and the form of future acquisitions.

        Most acquisitions closed by the Acquisitions segment have not included the acquisition of an active sales force, thus policies acquired through the segment are typically "closed" blocks of business (no new policies are being marketed). Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage, unless new acquisitions are made. The segment's revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity. In transactions where some marketing activity was included, the Company may cease future marketing efforts, redirect those efforts to another segment of the Company, or elect to continue marketing new policies as a component of other segments.

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

        The Company accounted for this transaction under the purchase method of accounting as required by the Financial Accounting Standards Board ("FASB") guidance under the ASC Business Combinations topic. This guidance requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The aggregate purchase price for United Investors was $363.3 million.

        On April 29, 2011, in conjunction with Athene Holding Ltd's acquisition of Liberty Life Insurance Company ("Liberty Life") from an affiliate of Royal Bank of Canada, PLICO reinsured a life and health insurance block from Liberty Life. The capital invested by PLICO in the transaction at closing was $321 million, including a $225 million ceding commission. In conjunction with closing, PLICO invested $40 million in a surplus note issued by Athene Life Re.

        On occasion, the Company's other operating segments have acquired companies and/or blocks of policies. The results of these acquisitions are included in the respective segment's financials.

Annuities

        The Annuities segment markets fixed and variable annuity ("VA") products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

        The Company's fixed annuities include modified guaranteed annuities which guarantee an interest rate for a fixed period. Contract values for these annuities are "market-value adjusted" upon surrender prior to maturity. In certain interest rate environments, these products afford the Company with a measure of protection from the effects of changes in interest rates. The Company's fixed annuities also include single premium deferred annuities, single premium immediate annuities, and equity indexed annuities. Equity indexed annuities are not actively being marketed. The Company's variable annuities offer the policyholder the opportunity to invest in various investment accounts and offer optional features that guarantee the death and withdrawal benefits of the underlying annuity.

        The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed and variable annuity sales:

For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2007	$1,194	$472	$1,666
2008	2,160	452	2,612
2009	1,225	796	2,021
2010	930	1,715	2,645
2011	1,032	2,349	3,381

Stable Value Products

        The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"), and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the "fixed rate" investment option in a 401(k) plan compared to the equity-based investment options available to plan participants. Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the "SEC") which offered notes to both institutional and retail investors.

        The segment's products complement the Company's overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts, as opposed to solely meeting the needs of the buyer. The Company's emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks, and maintaining low distribution and administration costs. Most GIC contracts and funding agreements written by the Company have maturities of one to ten years.

        The following table presents Stable Value Products sales:

For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2007	$133	$794	$927
2008	166	1,803	1,969
2009	—	—	—
2010	133	625	758
2011	499	300	799

Asset Protection

        The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers' investments in automobiles, watercraft, and recreational vehicles ("RV"). In addition, the segment markets a guaranteed asset protection ("GAP") product. GAP coverage covers the difference between the loan pay-off amount and an asset's actual cash value in the case of a total loss. The segment's products are primarily marketed through a national network of approximately 4,000 automobile, marine, and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.

        The following table presents the insurance and related product sales measured by new revenue:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2007	$552
2008	411
2009	305
2010	343
2011	416

        In 2011, approximately 96.0% of the segment's sales were through the automobile, marine, and RV dealer distribution channel and approximately 73.9% of the segment's sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.

Corporate and Other

        The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments described above (including interest on certain corporate debt), and a trading portfolio that was previously part of a variable interest entity. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations. The earnings of this segment may fluctuate from year to year.

Investments

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period. Such reclassifications had no effect on previously reported net income or shareowners' equity.

        As of December 31, 2011, the Company's investment portfolio was approximately $34.9 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company's investments, the maturity of and the concentration of risk among the Company's invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 4, Investment Operations, Note 21, Derivative Financial Instruments to consolidated financial statements, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following table presents the reported values of the Company's invested assets:

	As of December 31,
	2011		2010
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2011—$21,195,517; 2010—$19,763,441)	$22,850,645	65.4%	$20,343,813	64.8%
Privately issued bonds (amortized cost: 2011—$4,942,443; 2010—$4,239,452)	5,132,801	14.7	4,333,126	13.8

Fixed maturities	27,983,446	80.1	24,676,939	78.6
Equity securities (cost: 2011—$345,874; 2010—$349,605)	335,232	1.0	359,412	1.1
Mortgage loans	5,353,481	15.3	4,892,829	15.6
Investment real estate	29,899	0.1	25,340	0.1
Policy loans	879,819	2.5	793,448	2.5
Other long-term investments	257,714	0.7	276,337	0.9
Short-term investments	101,489	0.3	352,824	1.2

Total investments	$34,941,080	100.0%	$31,377,129	100.0%

        Included in the preceding table are $3.0 billion and $3.0 billion of fixed maturities and $85.8 million and $114.3 million of short-term investments classified as trading securities as of December 31, 2011 and 2010, respectively. The trading portfolio includes invested assets of $2.9 billion as of December 31, 2011 and 2010, respectively, held pursuant to modified coinsurance ("Modco") arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

        As of December 31, 2011, the Company's fixed maturity investment holdings were approximately $28.0 billion. The approximate percentage distribution of the Company's fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2011	2010
AAA	16.5%	17.2%
AA	8.0	6.3
A	27.5	21.3
BBB	41.0	44.5
Below investment grade	7.0	10.7

	100.0%	100.0%

        The Company uses various Nationally Recognized Statistical Rating Organizations' ("NRSRO") ratings when classifying securities by quality ratings. When the various NRSRO ratings are not consistent for a security, the Company uses the second-highest convention in assigning the rating. When there are no such published ratings, the Company assigns a rating based on the statutory accounting rating system.

        During the years ended December 31, 2011 and 2010, the Company did not actively purchase securities below the BBB level.

        The Company does not have material exposure to financial guarantee insurance companies with respect to its investment portfolio. As of December 31, 2011, based upon amortized cost, $53.9 million of the Company's securities were guaranteed either directly or indirectly by third parties out of a total of $26.1 billion fixed maturity securities held by the Company (0.2% of total fixed maturity securities).

        Changes in fair value for the Company's available-for-sale portfolio, net of related deferred acquisition costs ("DAC") and value of business acquired ("VOBA"), are charged or credited directly to shareowners' equity, net of tax. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

        The distribution of the Company's fixed maturity investments by type is as follows:

	As of December 31,
Type	2011	2010
	(Dollars In Millions)
Corporate bonds	$20,148.4	$17,433.7
Residential mortgage-backed securities	2,656.1	2,915.1
Commercial mortgage-backed securities	741.8	312.6
Other asset-backed securities	971.0	991.7
U.S. government-related securities	1,771.5	1,557.5
Other government-related securities	137.9	327.8
States, municipals, and political subdivisions	1,556.8	1,138.5

Total fixed income portfolio	$27,983.5	$24,676.9

        Within the Company's fixed maturity investments, it maintains portfolios classified as "available-for-sale" and "trading". The Company purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company classified $25.0 billion, or 89.4%, of its fixed maturities as "available-for-sale" as of December 31, 2011. These securities are carried at fair value on the Company's consolidated balance sheets.

        A portion of the Company's bond portfolio is invested in residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"). ABS are securities that are backed by a pool of assets from the investee. These holdings as of December 31, 2011, were approximately $4.4 billion. Mortgage-backed securities ("MBS") are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

        The Company obtains ratings of its fixed maturities from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Corporation ("S&P"), and/or Fitch Ratings ("Fitch"). If a fixed maturity is not rated by Moody's, S&P, or Fitch, the Company uses ratings from the National Association of Insurance Commissioners ("NAIC"), or the Company rates the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2011, over 99.0% of the Company's fixed maturities were rated by Moody's, S&P, Fitch, and/or the NAIC.

        As of December 31, 2011, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.7 billion and had an amortized cost of $1.9 billion. In addition, included in its trading portfolio, the Company held $232.7 million of securities which were rated below investment grade. As of December 31, 2011, approximately $357.9 million of the below investment grade securities were not publicly traded.

        The following table presents the investment results from continuing operations of the Company:

				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,		Percentage Earned on Average of Cash and Investments
For The Year Ended December 31,		Net Investment Income		Derivative Financial Instruments	All Other Investments
	(Dollars In Thousands)
2007	$29,476,959	$1,675,934	5.9%	$8,469	$8,602
2008	27,003,687	1,675,164	5.8	116,657	(584,492)
2009	29,547,513	1,665,036	5.9	(177,953)	120,149
2010	31,970,632	1,683,676	5.4	(138,249)	112,856
2011	35,558,958	1,820,643	5.3	(155,251)	187,473

Mortgage Loans

        The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2011, the Company's mortgage loan holdings were approximately $5.4 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in its view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which the Company has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

        The following table presents a breakdown of the Company's commercial mortgage loan portfolio by property type as of December 31, 2011:

Type	Percentage of Mortgage Loans on Real Estate
Retail	65.7%
Office Buildings	13.4
Apartments	11.3
Warehouses	7.6
Other	2.0

100.0%

        The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's exposure represents more than 2.0% of mortgage loans. Approximately 74.5% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Texas	11.9%
Georgia	9.2
Tennessee	7.4
Florida	7.0
Alabama	6.8
South Carolina	6.0
North Carolina	5.4
Ohio	5.0
Utah	4.5
California	3.2
Indiana	2.8
Michigan	2.7
Pennsylvania	2.6

74.5%

        During the year ended December 31, 2011, the Company funded approximately $907.0 million of new loans, which included $439.0 million of loans acquired from the Liberty Life coinsurance transaction, with an average loan size of $2.3 million. The average size mortgage loan in the portfolio as of December 31, 2011, was $2.6 million and the weighted-average interest rate was 6.24%. The largest single mortgage loan was $38.7 million.

        Retail loans are predominantly on strip shopping centers anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, clothing, and other services. The following were the five largest anchor tenants (measured by the Company's level of exposure) as of December 31, 2011:

Type	Percentage of Mortgage Loans on Real Estate
Food Lion, Inc.	2.0%
Walgreen Corporation	1.7
Wal-Mart Stores, Inc.	1.3
Rite Aid Corporation	1.2
Tractor Supply Company	1.1

7.3%

        At the time of origination, the Company's mortgage lending criteria target that the loan-to-value ratio on each mortgage is 75% or less. The Company targets projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property's projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2011 and 2010, approximately $876.8 million and

$884.7 million, respectively, of the Company's mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income.

        Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $196.6 million would become due in 2012, $1.4 billion in 2013 through 2017, $772.9 million in 2018 through 2022, and $272.4 million thereafter.

        As of December 31, 2011, less than 0.12%, or $41.4 million, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement.

        As of December 31, 2011, $12.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the year ended December 31, 2011. In addition, the Company foreclosed on some nonperforming loans and converted them to $9.9 million of real estate properties during the year ended December 31, 2011.

        As of December 31, 2011, $18.4 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the year ended December 31, 2011. In addition, the Company foreclosed on some nonperforming loans and converted them to $0.5 million of real estate properties during the year ended December 31, 2011.

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

Ratings

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer's products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of December 31, 2011:

Ratings	A.M. Best	Fitch	Standard & Poor's	Moody's
Insurance company financial strength rating:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—

        Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer's overall ability to access credit markets and other types of liquidity. Credit ratings are not recommendations to buy our securities or products.

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

Life Insurance In-Force

        The following table presents life insurance sales by face amount and life insurance in-force:

	For The Year Ended December 31,
	2011	2010		2009	2008	2007
	(Dollars In Thousands)
New Business Written
Life Marketing	$19,357,654	$30,626,739		$50,621,394	$57,534,379	$89,463,255
Asset Protection	1,093,770	1,191,268		1,376,012	2,077,540	2,786,447

Total	$20,451,424	$31,818,007		$51,997,406	$59,611,919	$92,249,702

Business Acquired Acquisitions	$16,233,361	$13,185,627		$—	$—	$—

Insurance In-Force at End of Year(1)
Life Marketing	$541,899,176	$552,590,776		$553,799,195	$544,248,010	$517,797,133
Acquisitions	217,216,920	217,101,363	(2)	218,271,519	227,708,203	243,050,966
Asset Protection	2,367,047	2,625,886		3,019,142	3,651,779	4,333,952

Total	$761,483,143	$772,318,025		$775,089,856	$775,607,992	$765,182,051

(1)
Reinsurance assumed has been included, reinsurance ceded (2011—$469,530,487; 2010—$495,056,077; 2009—$515,136,471; 2008—$540,561,213; 2007—$531,984,866) has not been deducted.

(2)
Includes Business Acquired through Acquisitions of $13,185,627.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

As of December 31,	Ratio of Voluntary Termination
2007	4.5%
2008	4.7
2009	4.9
2010	4.8
2011	5.0

Investment Products In-Force

        The amount of investment products in-force is measured by account balances. The following table includes the stable value product segment, acquisitions segment, and annuity segment account balances. A majority of the variable annuity account balances are reported in the Company's financial statements as liabilities related to separate accounts.

As of December 31,	Stable Value Products	Modified Guaranteed Annuities	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2007	$5,046,463	$2,745,123	$4,419,157	$4,884,818
2008	4,960,405	3,497,482	4,083,720	4,221,757
2009	3,581,150	3,630,614	4,485,375	5,117,789
2010	3,076,233	3,517,922	5,199,663	7,360,687
2011	2,769,510	3,195,338	6,801,537	7,978,195

        Below are the fixed annuity account balances by segment:

As of December 31,	Annuities	Acquisitions	Corporate & Other	Total
	(Dollars In Thousands)
2010	$4,692,900	$2,347,329	$60,255	$7,100,484*
2011	5,466,727	2,177,334	60,425	7,704,486*
*
Note that this amount does not agree to the total in the Fixed Annuities column in the table above as a result of of immaterial amounts included within other segments.

        Below are the variable annuity account balances by segment:

As of December 31,	Annuities	Acquisitions	Total
	(Dollars In Thousands)
2010	$4,429,084	$1,961,763	$6,390,847
2011	6,141,709	1,836,486	7,978,195

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

        The Company utilizes an advanced underwriting system, TeleLife®, for certain segments of its life business. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means, and reduces the number of attending physician statements.

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

        For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded a significant percentage, approximately 90%, of its newly written life insurance business on a first dollar quota share basis. The Company's traditional life insurance was ceded under coinsurance contracts and universal life insurance was ceded under yearly renewable term ("YRT") contracts. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to YRT reinsurance as discussed below. The Company continues to reinsure 90% of the mortality risk above its maximum retention limit for the respective product, but not the account values, on the majority of its newly written universal life insurance.

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

        As of December 31, 2011, the Company had insurance in-force of $761.5 billion, of which approximately $469.5 billion was ceded to reinsurers. See Note 8, Reinsurance to consolidated financial statements for additional information related to the Company's use of reinsurance.

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

Federal Income Tax

        Existing federal laws and regulations affect the taxation of the Company's products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company's products a competitive advantage over other non-insurance products. If the Internal Revenue Code of 1986 is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, the relative attractiveness of the Company's products may be reduced or eliminated.

        Life insurance products are often used to fund estate tax obligations. The United States Congress ("Congress") enacted legislation in 2001 that reduced the estate tax in years 2001 through 2009 and then completely eliminated the tax in 2010. This legislation sunsetted at the end of 2010. The estate tax has been reinstated through 2012, subject to a modified personal exemption amount, modified maximum rate and a step-up in basis rules for property acquired from a decedent' estate. In the absence of further action by Congress, the estate tax will revert back to pre-2001 levels in 2013 and thereafter. It is unclear what Congress will do with respect to the estate tax after 2012. If the estate tax is significantly reduced or eliminated again in the future, the demand for certain life insurance products could be adversely affected.

        Additionally, the Company is subject to corporate income tax, but currently benefits from certain tax benefits, including but not limited to, dividends received deductions and insurance reserve deductions. Due to a number of factors, including the recent financial crisis and ongoing proposals from the U.S. Department of the Treasury, tax legislation could be enacted that would cause the Company to incur additional income tax expense.

        The Company's insurance subsidiaries are taxed by the federal government in a manner similar to other companies in its industry. However, certain restrictions apply regarding the consolidation of recently-acquired life insurance companies into the Company's consolidated U.S. income tax return. Additionally, restrictions on the amount of life insurance income that can be offset by non-life-insurance losses have the potential of increasing the Company's income tax expense.

        There is general uncertainty regarding the taxes to which the Company and its products will be subject in the future. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted.

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

        As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency, which differs from past behavior.

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

Regulation

        The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the NAIC. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company's business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property, and is concerned primarily with the protection of policyholders, other customers, beneficiaries and other parties rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company's domiciliary state regulator.

        At any given time, a number of financial, market conduct or other examinations of the Company's subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company's subsidiaries that could, if determined adversely, have a material impact on the Company. The Company's insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company's subsidiaries may be ongoing. To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company's insurance company subsidiaries.

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

        The states in which the Company's insurance subsidiaries are domiciled also impose certain restrictions on the subsidiaries' ability to pay dividends to the Company. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2012 is estimated to be $307.2 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

        State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer. The NAIC may also be influenced by the initiatives or regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries), under which U.S. insurers must operate. Changes in laws and regulations, or in interpretations thereof, as well as initiatives or regulatory structures or schemes of international regulatory bodies, applicable to the Company could have a significant impact on the Company.

        Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

        At the federal level, bills are routinely introduced in both chambers of the United States Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, pre-empting state law in certain respects to the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, the impact of such legislation on the Company.

        The Company is also subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 ("the Healthcare Act"). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that is, or is deemed to be, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company's expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company's ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Healthcare Act, or any regulatory pronouncement made thereunder, could have a significant impact on the Company.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to, the following: the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity.

        Dodd-Frank also created the Consumer Financial Protection Bureau ("CFPB"), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the SEC or the U.S. Commodity Futures Trading Commission. Certain of the Company's subsidiaries sell products that may be regulated by the CFPB. In addition, Dodd-Frank includes a new framework of regulation of over-the-counter ("OTC") derivatives markets which will require clearing of certain types of transactions currently traded OTC by the Company. The Company uses derivatives to mitigate a wide range of risks in connection with its business, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could have a significant impact on the Company.

        Numerous provisions of Dodd-Frank require the adoption of implementing rules and/or regulations. The process of adopting such implementing rules and/or regulations has been delayed beyond the timeframes imposed by Dodd-Frank. Until the various final regulations are promulgated pursuant to

Dodd-Frank, the full impact of the regulations on the Company will remain unclear. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with Dodd-Frank may have a significant impact on the Company.

        The Company may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act ("ERISA"). The Department of Labor is currently in the process of re-proposing a rule that would change the circumstances under which one who works with employee benefit plans and Individual Retirement Accounts would be considered a fiduciary under ERISA. Severe penalties are imposed for breach of duties under ERISA and the Company cannot predict the impact that the Department of Labor's re-proposed rule may have on its operations.

        Certain equity and debt securities, policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority ("FINRA") examine or investigate the activities of broker dealers and investment advisors, including the Company's affiliated broker dealers and investment advisors. These examinations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities.

        Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including a recently enacted statute in Alabama where approximately 50% of the Company's employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws.

        Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included herein.

Employees

        As of December 31, 2011, the Company had approximately 2,332 employees, of which 2,317 were full-time and 15 were part-time employees. Included in the total were approximately 1,274 employees in Birmingham, Alabama, of which 1,267 were full-time and 7 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2011 was approximately $11.9 million. In addition, substantially all of the employees are covered by a defined benefit pension plan and 401(k) Plan. The Company matches employee contributions to its 401(k) Plan. See Note 13, Stock-Based Compensation and Note 14, Employee Benefit Plans to consolidated financial statements for additional information.

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

        The Company makes available free of charge through its website, www.protective.com, the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on the Company's website is not part of this or any other report filed with or furnished to the SEC.

        The Company also has available copies of the Company's Proxy Statement and the 2011 Annual Report to Shareowners which will be furnished to anyone who requests such documents from the Company. Requests for copies should be directed to: Shareowner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3573, Fax (205) 268-5547.

Executive Officers

        As of February 28, 2012, the Company's executive officers were as follows:

Name	Age	Position
John D. Johns	60	Chairman of the Board, President, Chief Executive Officer and a Director
Richard J. Bielen	51	Vice Chairman and Chief Financial Officer
Edward M. Berko	54	Executive Vice President, Chief Risk Officer
Carolyn M. Johnson	51	Executive Vice President, Chief Operating Officer
Deborah J. Long	58	Executive Vice President, Secretary and General Counsel
Carl S. Thigpen	55	Executive Vice President, Chief Investment Officer
D. Scott Adams	47	Senior Vice President, Chief Human Resources Officer
Brent E. Griggs	56	Senior Vice President, Asset Protection Division
Carolyn King	61	Senior Vice President, Acquisitions and Corporate Development
Steven G. Walker	52	Senior Vice President, Controller and Chief Accounting Officer
Judy Wilson	53	Senior Vice President, Stable Value Products

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

        Mr. Berko has been Executive Vice President and Chief Risk Officer of the Company since August 2009. Prior to joining the Company, Mr. Berko served as Managing Director and Chief Risk Officer of the Investments Department of MetLife, Inc. from 2005 to 2009.

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

        Mr. Thigpen has been Executive Vice President and Chief Investment Officer of the Company since June 2007. From January 2002 to June 2007, Mr. Thigpen served as Senior Vice President and Chief Mortgage and Real Estate Officer of the Company. Mr. Thigpen has been employed by the Company and its subsidiaries since 1984.

        Mr. Adams has been Senior Vice President and Chief Human Resources Officer of the Company since April 2006.

        Mr. Griggs has been Senior Vice President, Asset Protection Division, of the Company since February 2003. Mr. Griggs has been employed by the Company and its subsidiaries since 1997.

        Ms. King has been Senior Vice President, Acquisitions and Corporate Development, of the Company since June 2007. From December 2003 to June 2007, Ms. King served as Senior Vice President, Acquisitions of the Company. Ms. King has been employed by the Company and its subsidiaries since 1995.

        Mr. Walker has been Senior Vice President since March 2004. Mr. Walker has been Controller and Chief Accounting Officer of the Company since September 2003. Mr. Walker has been employed by the Company and its subsidiaries since 2002.

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

        In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of the Company's business within such geographic areas and/or the general economic climate, which in turn could have an adverse effect on the Company. Such events or conditions could also result in additional regulation or restrictions on the Company in the conduct of its business. The possible macroeconomic effects of such events or conditions could also adversely affect the Company's asset portfolio, as well as many other aspects of the Company's business, financial condition, and results of operations.

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

        The insurance industry is a mature and highly competitive industry. In recent years, the industry has experienced reduced growth in life insurance sales. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources and higher ratings than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than the Company. The Company also faces competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products. Consolidation and expansion among banks, insurance companies, distributors, and other financial service companies with which the Company does business could also have an adverse effect on the Company's financial condition and results of operations if such companies require more favorable terms than previously offered to the Company or if such companies elect not to continue to do business with the Company following consolidation or expansion.

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

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including the Company's insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company's securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company's insurance subsidiaries could adversely affect the Company in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for the Company's insurance products and services in order to remain competitive; and adversely affecting the Company's ability to obtain reinsurance at a reasonable price, on reasonable terms or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances or obligations under reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of funding and swap agreements.

        Rating organizations also publish credit ratings for issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important to the Company's overall ability to access credit markets and other types of liquidity. Credit ratings are not recommendations to buy the Company's securities or products. Downgrades of the Company's credit ratings, or an announced potential downgrade or other negative action, could have a material adverse effect on the Company's financial conditions and results of operations in many ways, including, but not limited to, the following: limiting the Company's access to capital markets; increasing the cost of debt; impairing its ability to raise capital to refinance maturing debt obligations; limiting its capacity to support the growth of its insurance subsidiaries; requiring it to pay higher amounts in connection with certain existing or future financing arrangements or transactions; and making it more difficult to maintain or improve the current financial strength ratings of its insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require the Company to post collateral pursuant to certain contractual obligations.

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

        In the conduct of business, the Company makes certain assumptions regarding mortality, morbidity, persistency, expenses, interest rates, equity market volatility, tax liability, business mix, frequency and severity of claims, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company's balance sheet. These assumptions are used in the operation of the Company's business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company's actual experience, as well as changes in estimates, is used to prepare the Company's statements of income. To the extent the Company's actual experience and changes in estimates differ from original estimates, the Company's financial condition may be affected.

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

        The Company makes assumptions regarding the fair value and expected future performance of its investments. Expectations that the Company's investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and consider the performance of the underlying assets. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such reduced performance may lead to adverse changes in the cash flows on the Company's holdings of these types of securities. This could lead to potential future write-downs within the Company's portfolio of mortgage-backed and asset-backed securities. In addition, expectations that the Company's investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of the Company's investments in corporate securities and/or debt obligations will perform worse than current expectations. Such events may lead the Company to recognize potential future write-downs within its portfolio of corporate securities and/or debt obligations. It is also possible that such unanticipated events would lead the Company to dispose of such investments and recognize the effects of any market movements in its financial statements.

        The Company also makes certain assumptions when utilizing internal models to value certain of its investments. It is possible that actual results will differ from the Company's assumptions. Such events could result in a material change in the value of the Company's investments.

The use of reinsurance introduces variability in the Company's statements of income.

        The timing of premium payments to and receipt of expense allowances from reinsurers differs from the Company's receipt of customer premium payments and incurrence of expenses. These timing differences introduce variability in certain components of the Company's statements of income and may also introduce variability in the Company's quarterly financial results.

The Company could be forced to sell investments at a loss to cover policyholder withdrawals.

        Many of the products offered by the Company allow policyholders and contract holders to withdraw their funds under defined circumstances. The Company manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. While the Company owns a significant amount of liquid assets, a certain portion of its assets are relatively illiquid. If the Company experiences unexpected withdrawal or surrender activity, it could exhaust its liquid assets and be forced to liquidate other assets, perhaps at a loss or on other unfavorable terms. If the Company is forced to dispose of assets at a loss or on unfavorable terms, it could have an adverse effect on the Company's financial condition. The degree of the adverse effect could vary in relation to the magnitude of the unexpected surrender or withdrawal activity.

Interest rate fluctuations or significant and sustained periods of low interest rates could negatively affect the Company's interest earnings and spread income, or otherwise impact its business.

        Significant changes in interest rates expose insurance companies to the risk of not earning anticipated interest earnings on products without significant account balances, or not realizing anticipated spreads between the interest rate earned on investments and the credited interest rates paid on in-force policies and contracts that have significant account balances. Both rising and declining interest rates can negatively affect the Company's interest earnings and spread income.

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

        Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions and may result in fluctuations in sales of annuity products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company's financial condition and results of operations.

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

        Volatility in equity markets may discourage prospective purchasers of variable separate account products, such as variable annuities, that have returns linked to the performance of equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall.

        Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of death benefit and withdrawal benefit guarantees in these products. The estimated cost of providing guaranteed minimum death benefits ("GMDB") and guaranteed minimum withdrawal benefits ("GMWB") incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income and an adverse impact to the statutory capital and risk-based capital ratios of the Company's insurance subsidiaries.

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

        The Company uses derivative financial instruments within its risk management strategy to mitigate risks to which it is exposed, including the adverse effects of domestic and/or international credit and/or equity market and/or interest rate levels or volatility on its variable annuity products with guaranteed benefit features. These derivative financial instruments may not effectively offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in the value of such guarantees and the changes in the value of the derivative financial instruments purchased by the Company, extreme credit and/or equity market and/or interest rate levels or volatility, contract holder behavior that differs from the Company's expectations, and divergence between the performance of the underlying funds of such variable annuity products with guaranteed benefit features and the indices utilized by the Company in estimating its exposure to such guarantees.

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

        The use of derivative financial instruments by the Company may have an adverse impact on the level of statutory capital and the risk based capital ratios of the Company's insurance subsidiaries. The Company employs strategies in the use of derivative financial instruments that are intended to mitigate such adverse impacts, but the Company's strategies may not be effective.

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

        The Company is also subject to the risk that its derivative counterparties may fail or refuse to meet their obligations to the Company under derivative financial instruments. If the Company's derivative counterparties fail or refuse to meet their obligations to the Company in this regard, the Company's efforts to mitigate risks to which it is subject through the use of such derivative financial instruments may prove to be ineffective or inefficient.

        The above factors, either alone or in combination, may have a material adverse effect on the Company's financial condition and results of operations.

The Company is highly regulated and subject to numerous legal restrictions and regulations.

        The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners ("NAIC"). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company's business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property, and is concerned primarily with the protection of policyholders, other customers, beneficiaries and other parties rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company's domiciliary state regulator. At any given time, a number of financial, market conduct, or other examinations or audits of the Company's subsidiaries may be ongoing. It is possible that any examination or audit may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures, any of which could have a material adverse effect on the Company's financial condition or results of operations. The Company's insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company's profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

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

        Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Although some NAIC pronouncements may take effect automatically without affirmative action by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that are effective immediately without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor the action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator's interpretation of a legal, accounting or actuarial issue may not result in compliance with another regulator's interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator's interpretation of a legal, accounting or actuarial issue may change over time to the Company's detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

        The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company's financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, and reinsurance. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency regulations. It is considering changing to a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes would require the approval of state legislatures. The Company cannot provide any estimate as to what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve requirements, financial condition or results of operations.

        A number of U.S. jurisdictions are auditing certain of the Company's subsidiaries for compliance with unclaimed property laws. The New York Insurance Department has issued a letter requiring life insurers doing business in New York, which includes certain of the Company's subsidiaries, to use data available on the U.S. Social Security Administration's Death Master File or a similar database to identify instances where amounts under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department's letter. Life insurance industry associations and regulatory associations are also considering these matters. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act ("Model Act") and legislation is currently pending in several states that is substantially similar to the Model Act adopted by NCOIL. As proposed, the Model Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Model Act. The Company cannot predict whether such legislation will be proposed or enacted.

        It is possible that the audits and related activity and/or the enactment of state laws similar to the Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company's procedures for the identification and escheatment of abandoned property. Given the legal and regulatory uncertainty in this area, it is also possible that life insurers, including the Company, may be subject to claims concerning their business practices. Any resulting additional payments or costs could be significant and could have a material adverse effect on the Company's financial condition or results of operations.

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

        At the federal level, bills are routinely introduced in both chambers of the United States Congress ("Congress") that could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, whether the enacted legislation will positively or negatively affect the Company or whether any effects will be material.

        The Company is subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 ("the Healthcare Act"). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that is, or is deemed to be, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company's expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company's ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to the following: the establishment of consolidated federal regulation, including the imposition of enhanced prudential standards, and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions which restrict the amount of credit that may be extended to a single person or entity.

        Dodd-Frank also created the Consumer Financial Protection Bureau ("CFPB"), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the "SEC") or the U.S. Commodity Futures Trading Commission. Certain of the Company's subsidiaries sell products that may be regulated by the CFPB. In addition, Dodd-Frank includes a new framework of regulation of over-the-counter ("OTC") derivatives markets which will require clearing of certain types of transactions currently traded OTC by the Company. The new framework could potentially impose additional costs, including new capital, reporting and margin requirements and additional regulation on the Company. Increased margin requirements on the Company's part, combined with restrictions on securities that will qualify as eligible collateral, could reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could increase the cost of the Company's risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company's cleared derivative transactions.

        Numerous provisions of Dodd-Frank require the adoption of implementing rules and/or regulations. The process of adopting such implementing rules and/or regulations have been delayed beyond the timeframes imposed by Dodd-Frank. Until the various final regulations are promulgated pursuant to Dodd-Frank, the full impact of the regulations on the Company will remain unclear. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with Dodd-Frank may impact the Company in many ways, including but not limited to the following: placing the Company at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for the Company to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, causing historical market behavior or statistics utilized by the Company in connection with its efforts to manage risk and exposure to no longer be predictive of future risk and exposure or otherwise have a material adverse effect on the overall business climate as well as the Company's financial condition and results of operations.

        The Company may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act ("ERISA"). The Department of Labor is currently in the process of re-proposing a rule that would change the circumstances under which one who works with employee benefit plans and Individual Retirement Accounts would be considered a fiduciary under ERISA. Severe penalties are imposed for breach of duties under ERISA and the Company cannot predict the impact that the Department of Labor's re-proposed rule may have on its operations.

        Certain equity and debt securities policies, contracts, and annuities offered by the Company's subsidiaries are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority ("FINRA") examine or investigate the activities of broker dealers and investment advisors, including the Company's affiliated broker dealers and investment advisors. These examinations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities. It is possible that any examination may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company's financial condition or results of operations.

        The Company may also be subject to regulation by governments of the countries in which it currently, or may in the future, do business, as well as regulation by the U.S. Government with respect to its operations in foreign countries, such as the Foreign Corrupt Practices Act.

        Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including a recently enacted statute in Alabama where over 50% of the Company's employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

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

        Under the Internal Revenue Code of 1986, as amended (the "Code"), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company's products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company's subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict or eliminate the advantages of certain corporate or bank-owned life insurance products, which could result in the surrender of those products. Changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products.

        Life insurance products are often used to fund estate tax obligations. Legislation was enacted in 2001 that reduced the federal estate tax in years 2001 through 2009 and then completely eliminated it in 2010. This legislation sunsetted at the end of 2010. The estate tax has been reinstated through 2012, subject to a modified personal exemption amount, modified maximum rate and a step-up in basis rules for property acquired from a decedent's estate. In the absence of further action by Congress, the federal estate tax will revert back to its pre-2001 level in 2013 and thereafter. It is unclear what Congress will do with respect to the estate tax after 2012. If the estate tax is significantly reduced or eliminated again in the future, the demand for certain life insurance products could be adversely affected.

        Additionally, the Company is subject to the federal corporate income tax, but currently benefits from certain tax benefits, including but not limited to, dividends-received deductions and insurance reserve deductions. Due to a number of factors, including the recent financial crisis and ongoing proposals from the U.S. Department of the Treasury, there is a risk that federal tax legislation could be enacted that would result in higher taxes to which the Company is subject. Whether such legislation will be enacted, and if so, the substance of such legislation is uncertain. However, if such legislation is enacted, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company, including those listed above.

        The Company's mid-2005 move away from relying on reinsurance for newly written traditional life products results in a net reduction of current taxes (but an increase in deferred taxes). The resulting benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. The profitability and competitive position of these products is dependent on the continuation of current tax law and the ability to generate taxable income.

        There is general uncertainty regarding the taxes to which the Company and its products will be subject in the future. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted, or whether such changes will adversely affect the Company.

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

Financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments.

        A number of judgments have been returned against insurers, broker-dealers, and other providers of financial services involving, among other things, sales, underwriting practices, product design, product disclosure, product administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the company does business, payment of sales or other contingent commissions, and other matters. Often these legal proceedings have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given legal proceeding. Arbitration awards are subject to very limited appellate review. In addition, in some legal proceedings, companies have made material settlement payments. In some instances, substantial judgments may be the result of a party's perceived ability to satisfy such judgments as opposed to the facts and circumstances regarding the claims.

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

        The Company, like other financial services companies in the ordinary course of business, is involved in legal proceedings and regulatory actions. The occurrence of such matters may become more frequent and/or severe when general economic conditions have deteriorated. The Company may be unable to predict the outcome of such matters and may be unable to provide a reasonable range of potential losses. Given the inherent difficulty in predicting the outcome of such matters, it is possible that an adverse outcome in certain such matters could be material to the Company's results for any particular reporting period.

Publicly held companies in general and the financial services industry in particular are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

        Publicly held companies in general and the financial services and insurance industries in particular are sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some companies have been the subject of law enforcement or other actions resulting from such investigations. Resulting publicity about one company may generate inquiries into or litigation against other publicly held companies and/or financial service providers, even those who do not engage in the business lines or practices at issue in the original action. It is impossible to predict the outcome of such investigations or actions, whether they will expand into other areas not yet contemplated, whether they will result in changes in regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of such scrutiny on the financial services and insurance industry or the Company. From time to time, the Company receives subpoenas, requests, or other inquires and responds to them in the ordinary course of business.

The Company's ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business.

        The Company's ability to maintain competitive unit costs is dependent upon a number of factors, such as the level of new sales, persistency of existing business, and expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs.

        Additionally, a decrease in persistency of existing business may result in higher or more rapid amortization of deferred policy acquisition costs and thus higher unit costs and lower reported earnings. Although many of the Company's products contain surrender charges, the charges decrease over time and may not be sufficient to cover the unamortized deferred policy acquisition costs with respect to the insurance policy or annuity contract being surrendered. Some of the Company's products do not contain surrender charge features and such products can be surrendered or exchanged without penalty. A decrease in persistency may also result in higher claims.

The Company's investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.

        The Company's invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. These risks could be heightened during periods of extreme volatility or disruption in the financial and credit markets. A widening of credit spreads will increase the unrealized losses in the Company's investment portfolio. The factors affecting the financial and credit markets could lead to other-than-temporary impairments of assets in the Company's investment portfolio.

        The value of the Company's commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties that the Company has financed. The value of the Company's investment portfolio, including its portfolio of government debt obligations, debt obligations of those entities with an express or implied governmental guarantee and debt obligations of other issuers holding a large amount of such obligations, depends in part on the ability of the issuers or guarantors of such debt to maintain their credit ratings and meet their contractual obligations. Factors that may affect the overall default rate on, and market value of, the Company's invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, and general economic conditions as well as particular circumstances affecting the individual tenants, borrowers, issuers and guarantors.

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

        The Company's results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company's products are sold through independent distribution channels, variable annuity deposits are invested in funds managed by third parties, and certain modified coinsurance assets are managed by third parties. Also, the Company may rely upon third parties to administer certain portions of its business. Additionally, the Company's operations are dependent on various technologies, some of which are provided and/or maintained by other parties. Any of the other parties upon which the Company depends may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on the Company's financial condition and results of operations.

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

        In addition, reinsurers are facing many challenges regarding illiquid credit and/or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions, and other factors negatively impacting the financial services industry. Concerns over the potential default on the sovereign debt of several European Union member states, and its impact on the European financial sector have increased liquidity concerns, particularly for those reinsurers with significant exposure to European capital and/or credit markets. If such events cause a reinsurer to fail to meet its obligations, the Company would be adversely impacted.

        The Company has implemented a reinsurance program through the use of captive reinsurers. Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company's captive reinsurance program is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company could be adversely impacted.

The occurrence of computer viruses, information security breaches, disasters, or unanticipated events could affect the data processing systems of the Company, its business partners or service providers and could damage the Company's business and adversely affect its financial condition and results of operations.

        A computer virus, information security breach, disaster or unanticipated event could affect the data storage and processing systems of the Company, its business partners or service providers, destroying or compromising valuable data or making it difficult to conduct business. In addition, despite the implementation of information security measures, the data systems of the Company, its business partners or service providers could be subject to physical and electronic break-ins and similar disruptions from unauthorized access or tampering.

        The Company retains confidential information in its computer systems and relies on sophisticated commercial technologies to maintain the security of those systems. The Company also relies upon sophisticated commercial technologies to maintain the security of its transmission of such information to third parties, including its customers, business partners and service providers. Anyone who is able to circumvent the Company's security measures could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information, customer financial information, and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information.

        Any compromise of the security of the Company's information that results in inappropriate access, use, or disclosure of personally identifiable customer information, customer financial information or proprietary business information could damage the Company's reputation in the marketplace, deter people from purchasing the Company's products, subject the Company to significant civil and criminal liability, and require the Company to incur significant technical, legal, and other expenses.

        In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, or a terrorist attack or war, the Company's computer systems may be inaccessible to its employees, customers, business partners or service providers for an extended period of time. Even if the Company's employees are able to report to work, they may be unable to perform their duties for an extended period of time if the Company's data or systems are disabled or destroyed.

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

        The SEC has proposed that filers in the United States be required to report financial results in accordance with International Financial Reporting Standards ("IFRS"), as issued by the International Accounting Standards Board, rather than GAAP. While the SEC initially proposed a schedule for filers in the United States to report financial results in accordance with IFRS, such a transition is contingent upon numerous factors and the SEC has indicated that the initial schedule as proposed will likely be delayed. Despite the movement toward convergence of GAAP and IFRS, adherence to IFRS will be a complete change to the Company's accounting and reporting, and converting to IFRS will impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment, and disclosure. As convergence of GAAP and IFRS continues, it could result in significant changes in GAAP that would be implemented whether or not a transition to IFRS actually occurs. The changes to GAAP and ultimate conversion to IFRS will likely affect how the Company manages its business, as it will likely affect other business processes such as the design of compensation plans, product design, etc. The Company is unable to predict whether, and if so, when this proposal will be adopted and/or implemented.

        In addition, the Company's insurance subsidiaries are required to comply with statutory accounting principles ("SAP"). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company. The NAIC is also currently working to reform model regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and, if so, whether the enacted reforms will positively or negatively affect the Company. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company's insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on the Company. For additional information regarding pending NAIC reforms, please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—"Recent Developments".

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

Difficult general economic conditions could materially adversely affect the Company's business and results of operations.

        The Company's business and results of operations could be materially affected by difficult general economic conditions. Stressed economic conditions and volatility and disruptions in capital markets, particular markets or financial asset classes can have an adverse effect on the Company due to the size of the Company's investment portfolio and the sensitive nature of insurance liabilities to changing market factors. Disruptions in one market or asset class can also spread to other markets or asset classes. Volatility in financial markets can also affect the Company's business by adversely impacting general levels of economic activity, employment and customer behavior.

        Like other financial institutions, and particularly life insurers, the Company may be adversely affected by these conditions. The presence of these conditions could have an adverse impact on the Company by, among other things, exerting downward pressure on the price of the Company's stock, decreasing demand for its insurance and investment products, and increasing the level of lapses and surrenders of its policies. The Company and its subsidiaries could also experience additional ratings downgrades from ratings agencies, unrealized losses, significant realized losses, impairments in its investment portfolio, and charges incurred as a result of mark-to-market and fair value accounting principles. If general economic conditions become more difficult, the Company's ability to access sources of capital and liquidity may be limited.

        Economic trends may worsen in 2012, thus contributing to increased volatility and diminished expectations for the economy, markets, and financial asset classes. The Company cannot predict the occurrence of economic trends or the likelihood or timing of improvement in such trends.

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

        The Company also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon that party's intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by the Company's products, methods, processes, or services. Any party that holds such a patent could make a claim of infringement against the Company. The Company may also be subject to claims by third parties for breach of copyright, trademark, trade secret, or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If the Company were found to have infringed third party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets, or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company could be adversely affected by an inability to access its credit facility.

        The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company's credit and financial strength ratings and its ability to meet obligations, particularly when alternative sources of credit are either difficult to access or costly. The availability of the Company's credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company's credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company's right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company's failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. The Company's inability to access some or all of the line of credit under the credit facility could have a material adverse effect on its financial condition and results of operations.

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

        In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors including the following: the amount of statutory income or losses generated by the Company's insurance subsidiaries (which itself is sensitive to equity market and credit market conditions); the amount of additional capital its insurance subsidiaries must hold to support business growth; changes in the Company's reserve requirements; the Company's ability to secure capital market solutions to provide reserve relief; changes in equity market levels; the value of certain fixed-income and equity securities in its investment portfolio; the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government; the value of certain derivative instruments; changes in interest rates and foreign currency exchange rates; credit market volatility; changes in consumer behavior; and changes to the NAIC RBC formula. Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of its insurance company subsidiaries. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company's portfolio, which could result in a reduction of the Company's capital and surplus and/or its RBC ratio.

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

        The Company leases administrative and marketing office space in 20 cities, including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $9.3 million.

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

Item 4.    Mine Safety Disclosure—Not Applicable

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

        On December 31, 2011, there were approximately 1,272 owners of record of the Company's common stock.

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

	Range
	High	Low	Dividends
2011
First Quarter	$29.49	$25.59	$0.140
Second Quarter	27.14	21.59	0.160
Third Quarter	23.56	15.17	0.160
Fourth Quarter	22.82	14.25	0.160
2010
First Quarter	$21.99	$16.59	$0.120
Second Quarter	25.43	19.72	0.140
Third Quarter	23.16	18.52	0.140
Fourth Quarter	27.37	21.93	0.140

Purchases of Equity Securities by the Issuer

        The following table summarizes the Company's repurchases of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Value of Shares that May Yet Be Purchased Under the Program
	(Dollars In Thousands, Except Share Amounts)
April 1, 2011 through April 30, 2011	—	$—	—	$82,857
May 1, 2011 through May 31, 2011	—	$—	—	$82,857
June 1, 2011 through June 30, 2011	1,094,100	$22.72	1,094,100	$57,964
July 1, 2011 through July 31, 2011	—	$—	—	$57,964
August 1, 2011 through August 31, 2011	1,768,933	$17.85	1,768,933	$26,349
September 1, 2011 through September 30, 2011	113,100	$17.41	113,100	$24,377
October 1, 2011 through October 31, 2011	—	$—	—	$300,000
November 1, 2011 through November 30, 2011	873,080	$20.80	873,080	$281,819
December 1, 2011 through December 31, 2011	269,844	$22.25	269,844	$275,809

Total	4,119,057	$20.05	4,119,057	$275,809

        Included in the list below is the share repurchase activity under the Company's share repurchase program.

  •
  On May 10, 2010, the Company's Board of Directors extended its previously authorized $100 million share repurchase program through May 9, 2013.

  •
  During the second quarter of 2011, the Company repurchased approximately 1,094,100 shares, at a total cost of approximately $24.9 million.

  •
  During the third quarter of 2011, the Company repurchased approximately 1,882,033 shares, at a total cost of approximately $33.6 million.

  •
  On October 31, 2011, the Company's Board of Directors authorized a new share repurchase program that replaces the remaining capacity under the previously authorized program. Under the October 2011 authorization, the Company may repurchase up to $300 million of shares.

  •
  During the fourth quarter of 2011, the Company repurchased approximately 1,142,924 shares, at a total cost of approximately $24.2 million under the October 2011 authorization.

        The October 2011 authorization extends through December 31, 2014. As under the previously authorized share repurchase program, future repurchase activity will depend on many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

Performance Comparison

Comparison of 5 Year Cumulative Total Return*
Among Protective Life Corporation, the S&P 500 Index and a Peer Group

	12/06	12/07	12/08	12/09	12/10	12/11
Protective Life Corporation	100.00	88.09	31.80	38.31	63.28	55.12
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	95.10	28.56	34.67	44.09	34.63
*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Source: Research Data Group, Inc.

        The graph shown above compares total returns on the Company's common stock over the last five fiscal years to the S&P 500 Stock Index ("S&P 500") and to a peer comparison group ("Peer Group"). The graph assumes that $100 was invested on December 31, 2006, and that all dividends were reinvested. Points on the graph represent performance as of the last business day of each of the years indicated.

        The following companies are included in the Peer Group index. The index weights individual company returns for stock market capitalization.

Aflac Incorporated	Genworth Financial, Inc.	Principal Financial Group, Inc.
American Equity Investment Life	Hartford Financial Services Group, Inc.	Protective Life Corporation
American International Group, Inc.	Horace Mann Educators Corporation	Prudential Financial, Inc.
American National Insurance Company	Kansas City Life Insurance Company	Reinsurance Group of America, Inc.
Ameriprise Financial, Inc.	Lincoln National Corporation	StanCorp Financial Group, Inc.
Assurant, Inc.	MetLife, Inc.	Torchmark Corporation
Citizen, Inc.	National Westeran Life Insurance Company	Unum Group
Conseco, Inc.	Presidential Life Insurance Company
FBL Financial Group, Inc.	Primerica Inc.

        The composition of the Peer Group has changed from the group used in last year's performance graph. Delphi Financial Group, Inc. and Phoenix Companies, Inc. were deleted and Primerica Inc. was added so that the market capitalization, revenue mix, and product focus of the companies in the Peer Group would more closely match the Company's.

Item 6.    Selected Financial Data

	For The Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands, Except Per Share Amounts)
INCOME STATEMENT DATA
Premiums and policy fees	$2,800,140	$2,625,394	$2,689,699	$2,692,553	$2,727,023
Reinsurance ceded	(1,394,675)	(1,408,340)	(1,527,053)	(1,582,810)	(1,600,684)

Net of reinsurance ceded	1,405,465	1,217,054	1,162,646	1,109,743	1,126,339
Net investment income	1,820,643	1,683,676	1,665,036	1,675,164	1,675,934
Realized investment gains (losses):
Derivative financial instruments	(155,251)	(138,249)	(177,953)	116,657	8,469
All other investments	234,915	154,366	300,194	(272,694)	8,650
Other-than-temporary impairment losses	(62,332)	(75,341)	(227,770)	(311,798)	(48)
Portion recognized in other comprehensive income (before taxes)	14,890	33,831	47,725	—	—

Net impairment losses recognized in earnings	(47,442)	(41,510)	(180,045)	(311,798)	(48)
Other income	307,812	222,418	298,148	188,492	232,357

Total revenues	3,566,142	3,097,755	3,068,026	2,505,564	3,051,701
Total benefits and expenses	3,058,990	2,708,892	2,651,248	2,580,695	2,615,613
Income tax expense (benefit)	167,837	129,067	145,290	(33,276)	146,522

Net income (loss)	339,315	259,796	271,488	(41,855)	289,566
Less: Net income (loss) attributable to noncontrolling interests	245	(445)	—	—	—

Net income (loss) available to PLC's common shareowners(1)	$339,070	$260,241	$271,488	$(41,855)	$289,566

PER SHARE DATA
Net income (loss) from continuing operations—basic	$3.98	$3.01	$3.37	$(0.59)	$4.07
Net income (loss) available to PLC's common shareowners—basic	$3.98	$3.01	$3.37	$(0.59)	$4.07
Average shares outstanding—basic	85,208,612	86,567,069	80,488,694	71,108,961	71,061,152
Net income (loss) from continuing operations—diluted	$3.92	$2.97	$3.34	$(0.59)	$4.05
Net income (loss) available to PLC's common shareowners—diluted	$3.92	$2.97	$3.34	$(0.59)	$4.05
Average shares outstanding—diluted	86,475,229	87,675,857	81,249,265	71,108,961 (2)	71,478,021
Cash dividends paid	$0.620	$0.540	$0.480	$0.815	$0.890
Total Protective Life Corporation's Shareowners' Equity	$51.68	$38.88	$28.96	$10.89	$35.02

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$52,932,085	$47,562,786	$42,311,587	$39,572,449	$41,786,041
Total stable value products and annuity account balances	13,716,358	13,667,838	13,492,190	14,317,832	13,754,846
Non-recourse funding obligations	407,800	532,400	575,000	1,375,000	1,375,000
Liabilities related to variable interest entities	—	—	—	—	400,000
Debt	1,520,000	1,501,852	1,644,852	714,852	559,852
Subordinated debt securities	524,743	524,743	524,743	524,743	524,743
Total Protective Life Corporation's shareowners' equity	4,220,465	3,331,087	2,478,821	761,095	2,456,761
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

        Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

  •
  Life Marketing—We market universal life ("UL"), variable universal life, bank-owned life insurance ("BOLI"), and level premium term insurance ("traditional") products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

  •
  Acquisitions—We focus on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics.

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

  •
  Stable Value Products—We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"), and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans.

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

  •
  Corporate and Other—This segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including interest on certain corporate debt), and a trading portfolio that was previously part of a variable interest entity. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

  Reinsurance Ceded

        For approximately 10 years prior to mid-2005, we entered into reinsurance contracts in which we ceded a significant percentage, generally 90%, of our newly written life insurance business on a first dollar quota share basis. Our traditional life insurance was ceded under coinsurance contracts and universal life insurance was ceded under yearly renewable term ("YRT") contracts. During this time, we obtained coinsurance on our traditional life business, while reducing the amount of capital deployed and increasing overall returns. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to YRT reinsurance as discussed below. We continue to reinsure 90% of the mortality risk above its maximum retention limit for the respective product, but not the account values, on the majority of our newly written universal life insurance.

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

EXECUTIVE SUMMARY

        We reported strong financial results in 2011. Our focus in 2011 was on creating shareholder value by improving returns on invested capital, growing earnings and improving our overall risk profile. We made substantial progress on all of these fronts. The following are our notable accomplishments:

  •
  Operating earnings were up 32%.

  •
  Net income reached a record level.

  •
  The earnings momentum of our franchise returned to pre-financial crisis levels and we exceeded our financial plans for the year.

  •
  Retail product segments achieved or exceeded our sales goals for the year.

  •
  Successfully managed the integration of two major acquisitions.

  •
  Returned 40% of earnings to shareholders through dividends and share repurchase.

  •
  Maintained strong capital position.

        Notwithstanding a challenging macroeconomic environment, we are committed to leveraging the progress made during 2011 to continue to create shareholder value and execute on our goals for 2012.

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
  •
  the occurrence of computer viruses, information security breaches, disasters, or other unanticipated events could affect our data processing systems or those of our business partners or service providers and could damage our business and adversely affect our financial condition and results of operations;
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
  •
  difficult general economic conditions could materially adversely affect our business and results of operations;
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
  •
  financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments;
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

        Evaluation of Other-Than-Temporary Impairments—One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, the security's basis is adjusted and an other-than-temporary impairment is recognized through a charge in the statement of income. The portion of this other-than-temporary impairment related to credit losses on a security is recognized in earnings, while the non-credit portion, representing the difference between fair value and the discounted expected future cash flows of the security, is recognized within other comprehensive income (loss). The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, we accrete the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security's future yields, assuming that future expected cash flows on the securities can be properly estimated.

        Determining whether a decline in the current fair value of invested assets is other-than-temporary is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows including rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers. Management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio. Special attention is given to correlative risks within specific industries, related parties, and business markets.

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

        Each quarter we review investments with unrealized losses and test for other-than-temporary impairments. We analyze various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding our expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security's basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that we do not intend to sell and do not expect to be required to sell before recovering the security's amortized cost are written down to discounted expected future cash flows ("post impairment cost") and credit losses are recorded in earnings. The difference between the securities' discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"), we consider all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, we consider all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that we intend to sell or expect to be required to sell before recovery are written down to fair value with the change recognized in earnings.

        During the years ended December 31, 2011, 2010, and 2009, we recorded pre-tax other-than-temporary impairments of investments of $62.3 million, $75.3 million, and $227.8 million, respectively. Of the $62.3 million of impairments for the year ended December 31, 2011, $47.4 million was recorded in earnings and $14.9 million was recorded in other comprehensive income. Of the $75.3 million of impairments for the year ended December 31, 2010, $41.5 million was recorded in earnings and $33.8 million was recorded in other comprehensive income. Of the $227.8 million of impairment for the year ended December 31, 2009, $180.1 million was recorded in earnings and $47.7 million was recorded in other comprehensive income (loss).

        For the year ended December 31, 2011, there were no other-than-temporary impairments related to equity securities and there were $2.5 million and $19.6 million of other-than-temporary impairments related to equity securities for the year ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010, and 2009, there were $62.3 million, $72.8 million, and $208.2 million of other-than-temporary impairments related to debt securities, respectively.

        For the year ended December 31, 2011, other-than-temporary impairments related to debt securities that we do not intend to sell and do not expect to be required to sell prior to recovering amortized cost were $52.8 million, with $37.9 million of credit losses recorded on debt securities in earnings and $14.9 million of non-credit losses recorded in other comprehensive income. During the same period, other-than-temporary impairments related to debt securities that we intend to sell or expect to be required to sell were $9.5 million and were recorded in earnings. For the year ended December 31, 2010, there were no other-than-temporary impairments related to debt securities or equity securities that we intend to sell or expect to be required to sell. For the year ended December 31, 2009, there were $30.4 million of other-than-temporary impairments related to debt securities that we intend to sell or expect to be required to sell.

        Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 4, Investment Operations, to the consolidated financial statements. As of December 31, 2011, we held $25.0 billion of available-for-sale investments, including $4.1 billion in investments with a gross unrealized loss of $448.5 million.

        Derivatives—We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, foreign exchange, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We employ a variety of methods for determining the fair value of our derivative instruments. The fair values of interest rate related derivatives are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. As of December 31, 2011, the fair value of derivatives reported on our balance sheet in "other long-term investments" and "other liabilities" was $48.2 million and $455.7 million, respectively.

        Reinsurance—For each of our reinsurance contracts, we must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We must review all contractual features, particularly those that may limit the amount of insurance risk to which we are subject or features that delay the timely reimbursement of claims. If we determine that the possibility of a significant loss from insurance risk will occur only under remote circumstances, we record the contract under a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on our consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, in our consolidated statements of income.

        Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer's insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2011, our third party reinsurance receivables amounted to $5.6 billion. These amounts include ceded reserve balances and ceded benefit payments.

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

        Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates. To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an "unlocking" process. For the year ended December 31, 2011, there were no significant changes to reinsurance premium and allowance rates that would require an update of assumptions and subsequent unlocking of balances.

        Deferred acquisition costs and value of business acquired—We incur significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2011, we had deferred acquisition costs ("DAC")/value of business acquired ("VOBA") of $4.0 billion.

        We had a DAC/VOBA asset of approximately $471.0 million related to our variable annuity product line with an account balance of $9.0 billion as of December 31, 2011. These amounts include $44.0 million and $2.3 billion, respectively, of VOBA asset and account balances associated with the variable annuity business of the Chase Insurance Group, which consisted of five insurance companies that manufactured and administered traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the "Chase Insurance Group"), which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) ("CALIC"), under a modified coinsurance agreement. We monitor the rate of amortization of DAC asset related to our variable annuity product line. Our monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with no cap, reversion to the mean period of 10 years, and an amortization period of 30 years.

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

        In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits from the acquired insurance policies or investment contracts. This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. The estimated present value of future cash flows is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. We amortize VOBA in proportion to gross premiums for traditional life products and in proportion to expected gross profits ("EGPs") for interest sensitive products, including accrued interest credited to account balances of up to approximately 6.65%. VOBA is subject to annual recoverability testing.

        Goodwill—Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. We evaluate the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we first determine through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, we compare our estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. We utilize a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. Our material goodwill balances are attributable to certain of our operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of our reporting units are dependent on a number of significant assumptions. Our estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on our judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2011 and 2010, we performed our annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2011, we had goodwill of $111.7 million.

        We also consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units in connection with our goodwill impairment testing. We believe that our market capitalization at December 31, 2011 is not representative of the underlying fair value of its reporting units, due primarily to the following:

  •
  concerns about future earnings growth;
  •
  negative market sentiment;
  •
  different valuation methodologies that resulted in lower valuation;
  •
  increased risk premium for holding investments in non-agency mortgage-backed securities;
  •
  increased risk premium for holding commercial mortgage loans.

        While the concerns outlined above continue to negatively affect our market capitalization, it is our belief that the following factors support the underlying stability and growth potential of our reporting units:

  •
  Our position is shared by many others in the industry, and our ratio of market value to book value is in line with peer company averages.
  •
  We have experienced improved credit and financial strength ratings over the past 3 years.
  •
  Operating earnings continue to exceed projections.
  •
  Risk-based-capital is near its highest ever level, indicating a strong financial position.
  •
  We experienced impairment losses in 2010 and 2011 which were below projected levels.
  •
  Problem loans within our mortgage loan portfolio are within historical norms, and are not expected to have an adverse affect on our liquidity.
  •
  Overall, the performance of our investment portfolio is in line with our expectations.

        While continued deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units, in our view, the key assumptions used in our estimates of fair value of our reporting units continue to be adequate, and market capitalization being below book value did not result in a triggering or impairment event.

        Insurance liabilities and reserves—Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, effective January 1, 2007, we adopted FASB guidance related to our equity indexed annuity product. FASB guidance under the ASC Derivatives and Hedging Topic requires that we fair value the liability related to this block of business at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As a result of the adoption of this guidance, we made certain modifications to the method used to determine fair value for our liability related to equity indexed annuities to take into consideration factors such as policyholder behavior, credit spreads, and other market considerations. As of December 31, 2011, we had total policy liabilities and accruals of $22.1 billion.

        Guaranteed minimum death benefits—We establish liabilities for guaranteed minimum death benefits ("GMDB") on our variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality that is consistent with 61% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2011, is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2011, the GMDB liability was $9.8 million.

        Guaranteed minimum withdrawal benefits—We establish liabilities for guaranteed minimum withdrawal benefits ("GMWB") on our variable annuity products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality that is consistent with 61% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2011, our net GMWB liability held was $147.1 million.

        Pension and Other Postretirement Benefits—Determining our obligations to employees under our pension plans and other postretirement benefit plans requires the use of assumptions. The calculation of the liability and expense related to our benefit plans incorporates the following significant assumptions:

  •
  appropriate weighted average discount rate;
  •
  estimated rate of increase in the compensation of employees;
  •
  expected long-term rate of return on the plan's assets.

        See Note 14, Employee Benefit Plans, to the consolidated financial statements for further information.

        Stock-Based Payments—Accounting for stock-based compensation plans may require the use of option pricing models to estimate our obligations. Assumptions used in such models relate to equity market movements and volatility, the risk-free interest rate at the date of grant, expected dividend rates, and expected exercise dates. See Note 13, Stock-Based Compensation, to the consolidated financial statements for further information.

        Deferred taxes and uncertain tax positions—Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such differences reverse. We test the value of deferred tax assets for impairment on a quarterly basis at the taxpaying-component level within each tax jurisdiction. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized as future reductions of current taxes. In determining the need for a valuation allowance we consider carryback capacity, reversal of existing temporary differences, future taxable income, and tax planning strategies. The determination of any valuation allowance requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance.

        The ASC Income Taxes Topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an expected or actual uncertain income tax return position and provides guidance on disclosure. Additionally, this interpretation requires, in order for us to recognize a benefit in our financial statements from such a position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that position. In making this analysis, we assume that the taxing authority is fully informed of all of the facts regarding any issue. Our judgments and assumptions regarding uncertain tax positions are subject to change over time due to the enactment of new legislation, the issuance of revised or new regulations by the various tax authorities, and the issuance of new rulings by the courts.

        Contingent liabilities—The assessment of potential obligations for tax, regulatory, and litigation matters inherently involves a variety of estimates of potential future outcomes. We make such estimates after consultation with our advisors and a review of available facts. However, there can be no assurance that future outcomes will not differ from management's assessments.

RESULTS OF OPERATIONS

        In the following discussion, segment operating income (loss) is defined as income before income tax excluding net realized investment gains and losses (net of the related DAC and VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income (loss) because the derivatives are used to mitigate risk in items affecting segment operating income (loss). Management believes that segment operating income (loss) provides relevant and useful information to investors, as it represents the basis on which the performance of our business is internally assessed. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing our overall financial performance, management believes that segment operating income (loss) enhances an investor's understanding of our results of operations by highlighting the operating income (loss) usually attributable to the normal, recurring operations of our business. However, segment operating income (loss) should not be viewed as a substitute for GAAP net income available to PLC's common shareowners. In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

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

        The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income available to PLC's common shareowners:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$116,274	$147,470	$137,826	(21.2)%	7.0%
Acquisitions	157,393	111,143	133,760	41.6	(16.9)
Annuities	110,726	53,901	56,642	n/m	(4.8)
Stable Value Products	56,780	39,207	61,963	44.8	(36.7)
Asset Protection	24,662	29,897	23,229	(17.5)	28.7
Corporate and Other	5,767	(25,053)	81,980	n/m	n/m

Total segment operating income	471,602	356,565	495,400	32.3	(28.0)
Realized investment gains (losses)—investments(1)(3)	184,733	107,715	125,352
Realized investment gains (losses)—derivatives(2)	(149,428)	(74,972)	(203,974)
Income tax expense	(167,837)	(129,067)	(145,290)

Net income available to PLC's common shareowners	$339,070	$260,241	$271,488	30.3	(4.1)

(1) Realized investment gains (losses)—investments(3)	$187,473	$112,856	$120,149
Less: related amortization of DAC	2,740	5,141	(5,203)

	$184,733	$107,715	$125,352

(2) Realized investment gains (losses)—derivatives	$(155,251)	$(138,249)	$(177,953)
Less: settlements on certain interest rate swaps	—	168	3,401
Less: derivative activity related to certain annuities	(5,823)	(63,445)	22,620

	$(149,428)	$(74,972)	$(203,974)

(3) Includes credit related other-than-temporary impairments of $47.4 million, $41.5 million, and $180.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

        Net income available to PLC's common shareowners for the year ended December 31, 2011, included a $115.0 million, or 32.3%, increase in segment operating income. The increase was primarily related to a $46.3 million increase in the Acquisitions segment, a $56.8 million increase in the Annuities segment, a $17.6 million increase in the Stable Value Products segment, and a $30.8 million improvement in the Corporate and Other segment. These increases were partially offset by a $31.2 million decrease in the Life Marketing segment and a $5.2 million decrease in the Asset Protection segment.

        We experienced net realized gains of $32.2 million for the year ended December 31, 2011, as compared to net realized losses of $25.4 million for the year ended December 31, 2010. The gains realized for the year ended December 31, 2011, were primarily related to $89.4 million of gains related to investment securities sale activity and $29.9 million of gains related to the net activity of the modified coinsurance portfolio. Partially offsetting these gains were losses of $47.4 million for other-than-temporary impairment credit-related losses, a $14.1 million loss on interest rate caps and swaps, net losses of $5.8 million of derivatives related to variable annuity contracts, and a $19.7 million loss related to other investment and derivative activity.

  •
  Life Marketing segment operating income was $116.3 million for the year ended December 31, 2011, representing a decrease of $31.2 million, or 21.2%, from the year ended December 31, 2010. The decrease was primarily due to a negative change in unlocking of $22.0 million and higher operating expenses, including interest expense associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

  •
  Acquisitions segment operating income was $157.4 million for the year ended December 31, 2011, an increase of $46.3 million, or 41.6%, as compared to the year ended December 31, 2010, primarily due to the addition of the United Investors Life Insurance Company ("United Investors") acquisition and the Liberty Life Insurance Company ("Liberty Life") coinsurance transaction. The United Investors and Liberty Life transactions added $24.0 million and $35.1 million, respectively, to segment operating income. This was partly offset by less favorable mortality and the expected runoff in the older acquired blocks.

  •
  Annuities segment operating income was $110.7 million for the year ended December 31, 2011, as compared to $53.9 million for the year ended December 31, 2010, an increase of $56.8 million. This variance included a favorable change of $32.7 million related to derivatives associated with certain variable annuity ("VA") benefits and a favorable change of $6.9 million in single premium immediate annuities ("SPIA") mortality results. The remainder of the increase is attributable to higher VA fees, higher spreads, and growth in the single premium deferred annuity ("SPDA") line, partially offset by increased DAC amortization, higher operating expenses, and unfavorable changes in unlocking.

  •
  Stable Value Products segment operating income was $56.8 million and increased $17.6 million, or 44.8%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in operating earnings resulted from higher operating spreads and lower expenses offset by a decline in average account values. We also called certain retail notes, which has accelerated DAC amortization of $3.4 million on those called contracts for the year ended December 31, 2011 as compared to $2.7 million for the year ended December 31, 2010. The operating spread increased 97 basis points to 214 basis points during the year ended December 31, 2011, as compared to an operating spread of 117 basis points for the year ended December 31, 2010.

  •
  Asset Protection segment operating income was $24.7 million, representing a decrease of $5.2 million, or 17.5%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Service contract earnings decreased $5.5 million, or 31.4%, primarily related to higher commissions and reduced investment income due to lower balances and yields. Earnings from other products, including the GAP product and non-core lines, decreased $3.2 million, or 21.6%, primarily due to a $7.8 million excess reserve release in the first quarter of 2010 related to the runoff Lender's Indemnity line of business. Credit insurance earnings increased $3.5 million primarily due to lower loss ratios and lower expenses.

  •
  Corporate and Other segment operating income was $5.8 million for the year ended December 31, 2011, as compared to an operating loss of $25.1 million for the year ended December 31, 2010. The increase was primarily due to a $21.1 million favorable variance related to gains on the repurchase of non-recourse funding obligations. For the year ended December 31, 2011, $40.1 million of pre-tax gains were generated by repurchases as compared to $19.0 million of pre-tax gains generated during the year ended December 31, 2010. In addition, during 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments.

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

  •
  Annuities segment operating income was $53.9 million for the year ended December 31, 2010, as compared to $56.6 million for the year ended December 31, 2009, a decrease of $2.7 million. This change included an unfavorable $42.5 million variance related to fair value changes, of which $3.0 million was related to the equity indexed annuity ("EIA") product and $39.5 million was related to derivatives associated with certain VA benefits, caused primarily by changes in equity markets and lower interest rates. The remaining favorable $45.2 million variance in operating income was partly driven by a $19.3 million unlocking charge recorded within the VA line during the year ended December 31, 2009. Other items accounted for the remainder of the variance, including a $7.0 million reduction in death benefit payments on the VA line, a $9.6 million increase in earnings related to wider spreads and average account value growth of 47.6% in SPDA line, and a $4.4 million increase in EIA earnings excluding fair value.

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

Life Marketing

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,591,581	$1,575,764	$1,565,144	1.0%	0.7%
Reinsurance ceded	(846,762)	(839,512)	(911,703)	0.9	(7.9)

Net premiums and policy fees	744,819	736,252	653,441	1.2	12.7
Net investment income	446,175	388,061	362,108	15.0	7.2
Other income	110,307	95,079	80,847	16.0	17.6

Total operating revenues	1,301,301	1,219,392	1,096,396	6.7	11.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	978,098	921,765	782,372	6.1	17.8
Amortization of deferred policy
acquisition costs	120,884	91,363	144,125	32.3	(36.6)
Other operating expenses	86,045	58,794	32,073	46.3	83.3

Total benefits and expenses	1,185,027	1,071,922	958,570	10.6	11.8
INCOME BEFORE INCOME TAX	116,274	147,470	137,826	(21.2)	7.0

OPERATING INCOME	$116,274	$147,470	$137,826	(21.2)	7.0

        The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Sales By Product
Traditional	$3,846	$50,101	$96,932	(92.3)%	(48.3)%
Universal life	117,947	113,168	62,492	4.2	81.1
BOLI	11,363	8,098	3,176	40.3	n/m

	$133,156	$171,367	$162,600	(22.3)	5.4

Sales By Distribution Channel
Brokerage general agents	$70,952	$101,588	$101,381	(30.2)	0.2
Independent agents	16,147	24,838	27,765	(35.0)	(10.5)
Stockbrokers / banks	31,677	36,633	30,131	(13.5)	21.6
BOLI / other	14,380	8,308	3,323	73.1	n/m

	$133,156	$171,367	$162,600	(22.3)	5.4

Average Life Insurance In-force(1)
Traditional	$476,813,161	$494,700,220	$489,818,145	(3.6)	1.0
Universal life	67,823,606	55,831,192	53,164,320	22.1	5.0

	$544,636,767	$550,531,412	$542,982,465	(1.0)	1.4

Average Account Values
Universal life	$6,037,896	$5,563,162	$5,352,068	8.5	3.9
Variable universal life	364,803	331,183	269,460	10.2	22.9

	$6,402,699	$5,894,345	$5,621,528	8.6	4.9

Traditional Life Mortality Experience(2)	91%	89%	95%
(1)
Amounts are not adjusted for reinsurance ceded.
(2)
Represents the incurred claims as a percentage of original pricing expected.

  Operating expenses detail

        Other operating expenses for the segment were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Insurance companies:
First year commissions	$159,463	$207,939	$187,576	(23.3)%	10.9%
Renewal commissions	35,898	36,509	37,492	(1.7)	(2.6)
First year ceding allowances	(8,294)	(9,418)	(13,994)	(11.9)	(32.7)
Renewal ceding allowances	(172,493)	(188,956)	(225,880)	(8.7)	(16.3)
General & administrative	155,284	163,013	156,685	(4.7)	4.0
Taxes, licenses, and fees	35,480	34,218	32,096	3.7	6.6

Other operating expenses incurred	205,338	243,305	173,975	(15.6)	39.9
Less: commissions, allowances & expenses capitalized	(226,619)	(274,999)	(222,529)	(17.6)	23.6

Other insurance company operating expenses	(21,281)	(31,694)	(48,554)	(32.9)	(34.7)

Marketing companies:
Commissions	80,073	70,355	60,371	13.8	16.5
Other operating expenses	27,253	20,133	20,256	35.4	(0.6)

Other marketing company operating expenses	107,326	90,488	80,627	18.6	12.2

Other operating expenses	$86,045	$58,794	$32,073	46.3	83.3

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

  Segment operating income

        Operating income was $116.3 million for the year ended December 31, 2011, representing a decrease of $31.2 million, or 21.2%, from the year ended December 31, 2010. The decrease was primarily due to a negative change in unlocking of $22.0 million and higher operating expenses, including interest expense associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

  Operating revenues

        Total revenues for the year ended December 31, 2011, increased $81.9 million, or 6.7%, as compared to the year ended December 31, 2010. This increase was the result of higher premiums and policy fees, higher investment income due to increases in net in-force reserves, and higher fee revenue in the segment's marketing companies.

  Net premiums and policy fees

        Net premiums and policy fees increased by $8.6 million, or 1.2%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to continued growth in universal life in-force business policy fees, offset by decreases in traditional life premium.

  Net investment income

        Net investment income in the segment increased $58.1 million, or 15.0%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Increased retained universal life reserves led to increased investment income of $31.0 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Increases in BOLI reserves led to higher BOLI investment income of $4.8 million in the same period. Traditional life investment income increased $21.3 million caused by growth in retained reserves and more favorable yields.

  Other income

        Other income increased $15.2 million, or 16.0%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase relates primarily to higher fee revenue generated from increased sales in our marketing companies.

  Benefits and settlement expenses

        Benefits and settlement expenses increased by $56.3 million, or 6.1%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to growth in retained universal life insurance in-force, higher credited interest on universal life and BOLI products resulting from increases in account values, and higher claims from growth in the universal life block and continued maturing of the traditional life block. In 2011, universal life and BOLI unlocking was largely driven by assumption changes regarding lapses, mortality, expenses, investment yield, credited interest on fund value, and other items. The impact of these changes increased benefits and settlement expenses $25.2 million. In 2010, universal life and BOLI unlocking increased benefit expenses $27.5 million.

  Amortization of DAC

        DAC amortization increased $29.5 million, or 32.3%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to differing impacts of unlocking. In 2011, universal life and BOLI unlocking decreased amortization $7.0 million, as compared to a decrease of $31.2 million in 2010. The net increase to amortization for 2011 as compared to 2010 was $24.2 million.

  Other operating expenses

        Other operating expenses increased $27.3 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This increase reflects higher marketing company expenses of $16.8 million associated with higher sales, a reduction in reinsurance allowances, and a $10.3 million increase in interest expense associated with a letter of credit facility designed to fund traditional life statutory reserves. This was partly offset by lower general administrative expenses.

  Sales

        Sales for the segment decreased $38.2 million, or 22.3%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Traditional life sales decreased $46.3 million, or 92.3%, as we focused sales efforts on other lines. A new universal life product was introduced in 2010 which has substantially replaced traditional life sales for new products. Universal life sales increased $4.8 million, or 4.2%, due to increased focus on the product line, including the introduction of new products.

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

  Net investment income

        Net investment income in the segment increased $26.0 million, or 7.2%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Increased retained universal life reserves led to increased investment income of $20.7 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Decreases in average BOLI reserves and generally lower yields led to lower BOLI investment income of $4.0 million in the same periods. In addition, traditional life investment income increased $7.9 million between 2009 and 2010. Growth in retained reserves explained most of the traditional life increase.

  Other income

        Other income increased $14.2 million, or 17.6%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increase relates primarily to higher sales in the marketing companies and fees on variable universal life funds.

  Benefits and settlement expenses

        Benefits and settlement expenses increased by $139.4 million, or 17.8%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products, and higher credited interest on UL products resulting from increases in account values, partially offset by more favorable mortality. The estimated mortality impact to earnings related to traditional life products, for the year ended December 31, 2010, was favorable by $29.3 million and was approximately $20.7 million more favorable than the estimated mortality impact on earnings for the year ended December 31, 2009. Additionally, the annual prospective unlocking process increased this line by $33.6 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to the impact of changes in lapse and mortality assumptions. Unlocking increased 2010 benefits and settlements expenses $29.4 million, as compared to a decrease of $4.2 million during 2009.

  Amortization of DAC

        DAC amortization decreased $52.8 million, or 36.6%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decrease was primarily driven by a $34.8 million impact related to more favorable annual prospective unlocking on universal life and BOLI amortization and lower traditional life sales, partially offset by growth in retained universal life insurance in-force as compared to 2009. The effect of the annual prospective unlocking was primarily driven by lower lapses and mortality experience and their impact on the unlocking process. Unlocking decreased 2010 amortization $32.1 million, as compared to increasing 2009 amortization by $2.7 million.

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

  Sales

        Sales for the segment increased $8.8 million, or 5.4%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Lower sales levels of traditional products were primarily the result of pricing increases implemented on certain of our products. Additionally, a new universal life product, which supplemented and will eventually substantially replace traditional life products for new sales, was introduced during 2010. Universal life sales increased $50.7 million, or 81.1%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to our increased focus on the product line, including the introduction of new products.

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

Impact of reinsurance

        Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(846,762)	$(839,512)	$(911,703)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(757,225)	(825,951)	(932,903)
Amortization of deferred policy acquisition costs	(51,219)	(121,266)	(52,186)
Other operating expenses(1)	(142,905)	(142,700)	(141,282)

Total benefits and expenses	(951,349)	(1,089,917)	(1,126,371)

NET IMPACT OF REINSURANCE(2)	$104,587	$250,405	$214,668

Allowances received	$(180,787)	$(198,374)	$(239,874)
Less: Amount deferred	37,882	55,674	98,592

Allowances recognized (ceded other operating expenses)(1)	$(142,905)	$(142,700)	$(141,282)

(1)	Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
(2)	Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance. The Company estimates that the impact of foregone investment income would reduce the net impact of reinsurance by 90% to 160%.

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

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

        The increase in ceded premiums for 2011 as compared to 2010 was caused primarily by higher ceded universal life premiums of $9.4 million. This more than offset lower ceded traditional life premiums of $3.2 million.

        Ceded benefits and settlement expenses were lower for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to lower increases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits decreased $16.2 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to a lower increase in ceded reserves and lower ceded death benefits. Universal life ceded benefits decreased $52.4 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to a lower change in ceded reserves more than offsetting higher ceded claims. Ceded universal life claims were $20.9 million higher for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

        Ceded amortization of deferred policy acquisitions costs decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to the differences in unlocking between the two periods.

        Total allowances recognized for the year ended December 31, 2011, increased slightly from the year ended December 31, 2010, as the impact of growth in universal life sales more than offset the impact of the continued reduction in our traditional life reinsurance allowances.

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

        The decrease in ceded premiums above for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was caused primarily by lower ceded traditional life premiums and policy fees of $70.4 million.

        Ceded benefits and settlement expenses were lower for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to lower increases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits decreased $65.7 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to a lower increase in ceded reserves partly offset by higher ceded death benefits. Universal life ceded benefits decreased $41.8 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to a lower change in ceded reserves more than offsetting higher ceded claims. Ceded universal life claims were $29.8 million higher for the year ended December 31, 2010, as compared to the year ended December 31, 2009.

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

Acquisitions

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$834,499	$676,849	$724,488	23.3%	(6.6)%
Reinsurance ceded	(419,676)	(430,151)	(462,972)	(2.4)	(7.1)

Net premiums and policy fees	414,823	246,698	261,516	68.2	(5.7)
Net investment income	529,261	458,703	479,743	15.4	(4.4)
Other income	5,561	5,886	6,059	(5.5)	(2.9)

Total operating revenues	949,645	711,287	747,318	33.5	(4.8)
Realized gains (losses)—investments	167,107	116,044	281,963
Realized gains (losses)—derivatives	(133,931)	(65,987)	(252,100)

Total revenues	982,821	761,344	777,181
BENEFITS AND EXPENSES
Benefits and settlement expenses	662,293	512,433	532,992	29.2	(3.9)
Amortization of value of business acquired	74,167	62,152	65,798	19.3	(5.5)
Other operating expenses	55,792	25,559	14,768	n/m	73.1

Operating benefits and expenses	792,252	600,144	613,558	32.0	(2.2)
Amortization of VOBA related to realized gains (losses)—investments	874	2,258	(6,773)

Total benefits and expenses	793,126	602,402	606,785	31.7	(0.7)
INCOME BEFORE INCOME TAX	189,695	158,942	170,396	19.3	(6.7)
Less: realized gains (losses)	33,176	50,057	29,863
Less: related amortization of VOBA	(874)	(2,258)	6,773

OPERATING INCOME	$157,393	$111,143	$133,760	41.6	(16.9)

        The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$188,439,000	$186,005,583	$197,565,150	1.3%	(5.9)%
Universal life	30,670,689	27,033,770	28,305,677	13.5	(4.5)

	$219,109,689	$213,039,353	$225,870,827	2.8	(5.7)

Average Account Values
Universal life	$3,304,966	$2,764,614	$2,826,982	19.5	(2.2)
Fixed annuity(2)	3,329,680 (4)	3,378,176 (4)	3,597,163 (4)	(1.4)	(6.1)
Variable annuity	665,742	209,034	131,195	n/m	59.3

	$7,300,388	$6,351,824	$6,555,340	14.9	(3.1)

Interest Spread—UL & Fixed Annuities
Net investment income yield(3)	5.86%	5.92%	5.95%
Interest credited to policyholders	3.98	4.15	4.16

Interest spread	1.88%	1.77%	1.79%

(1)
Amounts are not adjusted for reinsurance ceded.
(2)
Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3)
Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.09%, 6.30%, and 6.32% for the year ended December 31, 2011, 2010, and 2009, respectively.
(4)
Certain changes in methodology were made in the current year. Prior years have been adjusted to make amounts comparable to current year.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

  Segment operating income

        Operating income was $157.4 million for the year ended December 31, 2011, an increase of $46.3 million, or 41.6%, as compared to the year ended December 31, 2010, primarily due to the addition of the United Investors acquisition and the Liberty Life coinsurance transaction. The United Investors and Liberty Life transactions added $24.0 million and $35.1 million, respectively, to segment operating income. This was partly offset by less favorable mortality and the expected runoff in the older acquired blocks.

  Operating revenues

        Net premiums and policy fees increased $168.1 million, or 68.2%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due the addition of the United Investors and Liberty Life blocks of business more than offsetting expected runoff related to other blocks of business. Net investment income increased $70.6 million, or 15.4%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to the addition of the United Investors and Liberty Life blocks of business. This was offset by expected runoff related to other blocks of business.

  Total benefits and expenses

        Total benefits and expenses increased $190.7 million, or 31.7%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase was due to the addition of the United Investors and Liberty Life blocks and was offset by the expected runoff of the in-force business.

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

Impact of reinsurance

        Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(419,676)	$(430,151)	$(462,972)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(383,439)	(368,647)	(391,493)
Amortization of deferred policy acquisition costs	(19,062)	(19,216)	(11,151)
Other operating expenses	(54,894)	(56,487)	(61,689)

Total benefits and expenses	(457,395)	(444,350)	(464,333)

NET IMPACT OF REINSURANCE(1)	$37,719	$14,199	$1,361

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

        The net impact of reinsurance increased $23.5 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in ceded premiums and an increase in ceded benefits and settlement expenses primarily due to an increase in ceded death claims.

        The net impact of reinsurance increased $12.8 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, as decreases in ceded premiums more than offset decreases in ceded benefits and expenses, primarily due to a significant decrease in ceded claims expense.

Annuities

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$68,385	$42,786	$33,983	59.8%	25.9%
Reinsurance ceded	(66)	(136)	(152)	(51.5)	(10.5)

Net premiums and policy fees	68,319	42,650	33,831	60.2	26.1
Net investment income	507,230	482,264	440,097	5.2	9.6
Realized gains (losses)—derivatives	(5,823)	(63,445)	22,620	(90.8)	n/m
Other income	55,160	30,592	17,596	80.3	73.9

Total operating revenues	624,886	492,061	514,144	27.0	(4.3)
Realized gains (losses)—investments	9,461	10,175	(5,288)

Total revenues	634,347	502,236	508,856	26.3	(1.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	390,553	407,455	350,850	(4.1)	16.1
Amortization of deferred policy acquisition costs and value of business acquired	69,429	(6,065)	79,688	n/m	n/m
Other operating expenses	54,178	36,770	26,294	47.3	39.8

Operating benefits and expenses	514,160	438,160	456,832	17.3	(4.1)
Amortization related to benefits and settlement expenses	235	—	—
Amortization of DAC related to realized gains (losses)—investments	1,631	2,883	2,240

Total benefits and expenses	516,026	441,043	459,072	17.0	(3.9)
INCOME BEFORE INCOME TAX	118,321	61,193	49,784	93.4	22.9
Less: realized gains (losses)	9,461	10,175	(5,288)
Less: amortization related to benefits and settlement expenses	(235)	—	—
Less: related amortization of DAC	(1,631)	(2,883)	(1,570)

OPERATING INCOME	$110,726	$53,901	$56,642	n/m	(4.8)

        The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Sales
Fixed annuity	$1,032,582	$930,294	$1,225,211	11.0%	(24.1)%
Variable annuity	2,348,599	1,714,753	796,245	37.0	n/m

	$3,381,181	$2,645,047	$2,021,456	27.8	30.8

Average Account Values
Fixed annuity(1)	$8,538,007	$7,920,539	$7,073,464	7.8	12.0
Variable annuity	5,397,720	3,409,506	2,190,564	58.3	55.6

	$13,935,727	$11,330,045	$9,264,028	23.0	22.3

Interest Spread—Fixed Annuities(2)
Net investment income yield	5.93%	6.04%	6.18%
Interest credited to policyholders	4.33	4.55	4.79

Interest spread	1.60%	1.49%	1.39%

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Realized gains (losses) related to variable annuity contracts
Interest rate futures—VA	$164,221	$(11,778)	$—	$175,999	$(11,778)
Equity futures—VA	(30,061)	(42,258)	—	12,197	(42,258)
Currency futures—VA	2,977	—	—	2,977	—
Volatility swaps—VA	(239)	(2,433)	—	2,194	(2,433)
Equity options—VA	(15,051)	(1,824)	—	(13,227)	(1,824)
Interest rate swaps—VA	7,718	—	—	7,718	—
Credit default swaps—VA	(7,851)	—	—	(7,851)	—
Embedded derivative—GMWB	(127,537)	(5,728)	19,722	(121,809)	(25,450)

Total realized gains (losses) related to variable annuity contracts	$(5,823)	$(64,021)	$19,722	$58,198	$(83,743)

	As of December 31,		Change
	2011	2010	2011
	(Dollars In Thousands)
GMDB—Net amount at risk(3)	$317,671	$221,907	43.2%
GMDB Reserves	9,498	6,107	55.5
GMWB and GMAB Reserves	146,954	19,611	n/m
Account value subject to GMWB rider	4,406,041	2,686,125	64.0
S&P 500® Index	1,258	1,258	0.0
(1)
Includes general account balances held within variable annuity products.
(2)
Interest spread on average general account values.
(3)
Guaranteed death benefits in excess of contract holder account balance.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

  Segment operating income

        Segment operating income was $110.7 million for the year ended December 31, 2011, as compared to $53.9 million for the year ended December 31, 2010, an increase of $56.8 million. This variance included a favorable change of $32.7 million related to derivatives associated with certain VA benefits and a favorable change of $6.9 million in SPIA mortality results. The remainder of the increase is attributable to higher VA fees, higher spreads, and growth in the SPDA line, partially offset by increased DAC amortization, higher other operating expenses, and unfavorable changes in unlocking.

  Operating revenues

        Segment operating revenues increased $132.8 million, or 27.0%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a favorable impact of $58.2 million related to guaranteed benefits of certain VA contracts. There were also increases in net investment income, policy fees, and other income. Average fixed account balances grew 7.8% and average variable account balances grew 58.3% for the year ended December 31, 2011, as compared to the year ended December 31, 2010, resulting in higher investment income, policy fees, and other income.

  Benefits and settlement expenses

        Benefits and settlement expenses decreased $16.9 million, or 4.1%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This decrease was primarily the result of a favorable change of $9.0 million in unearned premium amortization and bonus interest amortization related to guaranteed benefits of certain VA contracts. There was also a $6.9 million favorable change in SPIA mortality results and a $2.5 million favorable change in VA guaranteed benefit reserves. These favorable changes were partially offset by a $1.2 million unfavorable change in the EIA fair value adjustments, higher credited interest, and higher bonus interest amortization. Favorable unlocking of $3.6 million was recorded in the year ended December 31, 2011, as compared to $6.0 million during the year ended December 31, 2010.

  Amortization of DAC

        The increase in DAC amortization for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily related to an increase of $46.4 million in DAC amortization related to guaranteed benefits of certain VA contracts. There was also unfavorable DAC unlocking of $15.0 million for the year ended December 31, 2011, as compared to unfavorable unlocking of $0.4 million for the year ended December 31, 2010.

  Sales

        Total sales increased $736.1 million, or 27.8%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Sales of variable annuities increased $633.8 million, or 37.0% for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to product positioning and more focus on the VA line of business. Sales of fixed annuities increased by $102.3 million, or 11.0% for the year ended December 31, 2011, as compared to the year ended December 31, 2010, driven by an increase in SPDA sales.

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

  Segment operating income

        Segment operating income was $53.9 million for the year ended December 31, 2010, as compared to $56.6 million for the year ended December 31, 2009, a decrease of $2.7 million. This change included an unfavorable $42.5 million variance related to fair value changes, of which $3.0 million was related to the EIA product and $39.5 million was related to derivatives associated with certain VA benefits caused primarily by changes in equity markets and lower interest rates. The remaining favorable $45.2 million variance in operating income was partly driven by a $19.3 million unlocking charge recorded within the VA line during the year ended December 31, 2009. Other items accounted for the remainder of the variance, including a $7.0 million reduction in death benefit payments on the VA line, a $9.6 million increase in earnings related to wider spreads and average account value growth of 47.6% in the SPDA line, and a $4.4 million increase in EIA earnings excluding fair value.

  Operating revenues

        Segment operating revenues decreased $22.1 million, or 4.3%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to unfavorable fair value changes on derivatives associated with certain VA benefits and the EIA product of $39.5 million and $7.6 million, respectively. These losses were partially offset by increases in net investment income, policy fees, and other income. Average fixed account balances grew 12.0% and average variable account balances grew 55.6% for the year ended December 31, 2010, as compared to the year ended December 31, 2009, resulting in higher investment income, policy fees, and other income.

  Benefits and settlement expenses

        Benefits and settlement expenses increased $56.6 million, or 16.1%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. This increase was primarily the result of higher credited interest, an unfavorable change in unearned premium reserve amortization, and an unfavorable change in unlocking. The change in unearned premium amortization was primarily a result of fair value changes associated with the VA GMWB rider, a change of $21.6 million. Offsetting these increases was a favorable change of $4.6 million related to EIA fair value adjustments. Favorable unlocking of $6.0 million was recorded in the year ended December 31, 2010, as compared to $8.5 million during the year ended December 31, 2009.

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

Stable Value Products

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Net investment income	$145,150	$171,327	$221,688	(15.3)%	(22.7)%
Other income	(1)	—	1,866	n/m	(100.0)

Total operating revenues	145,149	171,327	223,554	(15.3)	(23.4)
Realized gains (losses)	24,966	(3,444)	(2,696)	n/m	27.7

Total revenues	170,115	167,883	220,858	1.3	(24.0)
BENEFITS AND EXPENSES
Benefits and settlement expenses	81,256	123,365	154,555	(34.1)	(20.2)
Amortization of deferred policy acquisition costs	4,556	5,430	3,471	(16.1)	56.4
Other operating expenses	2,557	3,325	3,565	(23.1)	(6.7)

Total benefits and expenses	88,369	132,120	161,591	(33.1)	(18.2)
INCOME BEFORE INCOME TAX	81,746	35,763	59,267	n/m	(39.7)
Less: realized gains (losses)	24,966	(3,444)	(2,696)

OPERATING INCOME	$56,780	$39,207	$61,963	44.8	(36.7)

        The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Sales
GIC	$498,695	$132,612	$—	n/m %	n/m %
GFA—Direct Institutional	300,000	625,000	—	(52.0)	n/m

	$798,695	$757,612	$—	5.4	n/m

Average Account Values	$2,685,194	$3,329,510	$4,091,199	(19.4)%	(18.6)%
Ending Account Values	$2,769,510	$3,076,233	$3,581,150	(10.0)%	(14.1)%
Operating Spread
Net investment income yield	5.43%	5.13%	5.41%
Interest credited	3.03	3.69	3.77
Operating expenses	0.26	0.27	0.17

Operating spread	2.14%	1.17%	1.47% (1)

Adjusted operating spread(2)	1.80%	1.11%	1.34%
(1)
Excludes one-time funding agreement retirement gains.
(2)
Excludes participating mortgage loan income and bank loan fee income.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

  Segment operating income

        Operating income was $56.8 million and increased $17.6 million, or 44.8%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in operating earnings resulted from higher operating spreads and lower expenses offset by a decline in average account values. We also called certain retail notes, which has accelerated DAC amortization of $3.4 million on those called contracts for the year ended December 31, 2011 as compared to $2.7 million for the year ended December 31, 2010. The operating spread increased 97 basis points to 214 basis points for the year ended December 31, 2011, as compared to an operating spread of 117 basis points for the year ended December 31, 2010.

  Sales

        Total sales were $798.7 million for the year ended December 31, 2011.

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

Asset Protection

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$284,206	$305,831	$339,516	(7.1)%	(9.9)%
Reinsurance ceded	(128,063)	(138,539)	(152,222)	(7.6)	(9.0)

Net premiums and policy fees	156,143	167,292	187,294	(6.7)	(10.7)
Net investment income	26,501	28,820	33,157	(8.0)	(13.1)
Other income	94,627	71,014	56,552	33.3	25.6

Total operating revenues	277,271	267,126	277,003	3.8	(3.6)
BENEFITS AND EXPENSES
Benefits and settlement expenses	99,510	99,836	127,314	(0.3)	(21.6)
Amortization of deferred policy acquisition costs	41,728	50,007	55,120	(16.6)	(9.3)
Other operating expenses	111,126	87,822	71,340	26.5	23.1

Total benefits and expenses	252,364	237,665	253,774	6.2	(6.3)

INCOME BEFORE INCOME TAX	24,907	29,461	23,229	(15.5)	26.8
Less: noncontrolling interests	245	(436)	—	n/m	n/m

OPERATING INCOME	$24,662	$29,897	$23,229	(17.5)	28.7

        The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Sales
Credit insurance	$35,767	$36,219	$35,379	(1.2)%	2.4%
Service contracts	306,973	251,986	226,794	21.8	11.1
Other products	72,908	54,489	42,831	33.8	27.2

	$415,648	$342,694	$305,004	21.3	12.4

Loss Ratios(1)
Credit insurance	33.8%	37.4%	33.3%
Service contracts	88.4	87.5	82.8
Other products	19.6	6.3	52.9
(1)
Incurred claims as a percentage of earned premiums

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

  Segment operating income

        Operating income was $24.7 million, representing a decrease of $5.2 million, or 17.5%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Service contract earnings decreased $5.5 million, or 31.4%, primarily related to higher commissions and reduced investment income due to lower balances and yields. Earnings from other products, including the GAP product and non-core lines, decreased $3.2 million, or 21.6%, primarily due to a $7.8 million excess reserve release in the first quarter of 2010 related to the runoff Lender's Indemnity line of business. Credit insurance earnings increased $3.5 million primarily due to lower loss ratios and lower expenses.

  Net premiums and policy fees

        Net premiums and policy fees decreased $11.1 million, or 6.7%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Service contract premiums decreased $5.6 million, or 5.5%. Within the other product lines, primarily GAP, net premiums decreased $3.2 million, or 7.1%. Credit insurance premiums decreased $2.3 million, or 11.2%. The decrease in all lines was primarily the result of decreasing sales in prior years and the related impact on earned premiums.

  Other income

        Other income increased $23.6 million, or 33.3%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to an increase in 2011 sales reflecting improvement in the U.S. automobile market and increased market share.

  Benefits and settlement expenses

        Benefits and settlement expenses decreased $0.3 million, or 0.3%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Service contract claims decreased $4.1 million, or 4.6% and credit insurance claims decreased $1.5 million, or 19.6%, as compared to the year ended December 31, 2010. Other products claims increased $5.3 million, primarily due to a $7.8 million excess reserve release related to the final settlement in the runoff Lender's Indemnity line of business that was recorded in the first quarter of 2010, partially offset by a $2.0 million decrease in the GAP product line due to improved loss ratios.

  Amortization of DAC and Other operating expenses

        Amortization of DAC was $8.3 million, or 16.6%, lower for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to lower earned premiums in the GAP product line and reduced amortization in the credit insurance product line. Other operating expenses increased $23.3 million, or 26.5%, for the year ended December 31, 2011, primarily due to higher commission expense resulting from an increase in sales.

  Sales

        Total segment sales increased $73.0 million, or 21.3%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Increases in the service contract and GAP lines are attributable to the improvement in auto sales over the prior year and increased market share. Sales in other products increased $18.4 million, or 33.8% primarily in the GAP product line. Service contract sales increased $55.0 million, or 21.8%. Credit insurance sales decreased $0.5 million, or 1.2%, as compared to the prior year.

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

        Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(128,063)	$(138,539)	$(152,222)

BENEFITS AND EXPENSES
Benefits and settlement expenses	(60,776)	(72,787)	(83,780)
Amortization of deferred policy acquisition costs	(9,139)	(11,487)	(18,737)
Other operating expenses	(6,779)	(5,373)	(11,713)

Total benefits and expenses	(76,694)	(89,647)	(114,230)

NET IMPACT OF REINSURANCE(1)	$(51,369)	$(48,892)	$(37,992)

(1)
Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

        Reinsurance premiums ceded decreased $10.5 million, or 7.6%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The decrease was primarily due to a decline in ceded dealer credit insurance premiums and service contract premiums due to lower sales in prior years.

        Benefits and settlement expenses ceded decreased $12.0 million, or 16.5%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The decrease was primarily due to lower losses in the service contract and dealer credit lines.

        Amortization of DAC ceded decreased $2.3 million, or 20.4%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily as the result of decreases in ceded activity in the dealer credit product line. Other operating expenses ceded increased $1.4 million, or 26.2%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily as a result of increases in the service contract line.

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

Corporate and Other

Segment results of operations

        Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$21,469	$24,164	$26,568	(11.2)%	(9.0)%
Reinsurance ceded	(108)	(2)	(4)	n/m	(50.0)

Net premiums and policy fees	21,361	24,162	26,564	(11.6)	(9.0)
Net investment income	166,326	154,501	128,243	7.7	20.5
Realized gains (losses)—derivatives	—	168	3,401
Other income	42,158	19,847	135,228	n/m	(85.3)

Total operating revenues	229,845	198,678	293,436	15.7	(32.3)
Realized gains (losses)—investments	(14,420)	(9,802)	(152,260)
Realized gains (losses)—derivatives	(15,138)	(9,102)	46,556

Total revenues	200,287	179,774	187,732	11.4	(4.2)
BENEFITS AND EXPENSES
Benefits and settlement expenses	21,528	24,575	29,896	(12.4)	(17.8)
Amortization of deferred policy acquisition costs	2,654	1,694	1,900	56.7	(10.8)
Other operating expenses	199,896	197,471	179,660	1.2	9.9

Total benefits and expenses	224,078	223,740	211,456	0.2	5.8
INCOME (LOSS) BEFORE INCOME TAX	(23,791)	(43,966)	(23,724)	(45.9)	85.3
Less: realized gains (losses)—investments	(14,420)	(9,802)	(152,260)
Less: realized gains (losses)—derivatives	(15,138)	(9,102)	46,556
Less: noncontrolling interests	—	(9)	—

OPERATING INCOME (LOSS)	$5,767	$(25,053)	$81,980	n/m	n/m

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

  Segment operating income (loss)

        Corporate and Other segment operating income was $5.8 million for the year ended December 31, 2011, as compared to an operating loss of $25.1 million for the year ended December 31, 2010. The increase was primarily due to a $21.1 million favorable variance related to gains on the repurchase of non-recourse funding obligations. For the year ended December 31, 2011, $40.1 million of pre-tax gains were generated by repurchases as compared to $19.0 million of pre-tax gains generated during the year ended December 31, 2010. In addition, during 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments.

  Operating revenues

        Net investment income for the segment increased $11.8 million, or 7.7%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, and net premiums and policy fees decreased $2.8 million, or 11.6%. The increase in net investment income was primarily the result of $8.5 million of pre-tax earnings relating to the settlement of a dispute with respect to certain investments and growth in core investment income. Partially offsetting this variance was a decrease of $12.4 million related to a portfolio of securities designated for trading compared to the year ended December 31, 2010.

Other income increased $22.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to a $21.1 million favorable variance related to gains generated on the repurchase of non-recourse funding obligations.

  Total benefits and expenses

        Total benefits and expenses increased $0.3 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to an increase in other operating expenses partially offset by a decrease in interest expense.

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

Portfolio Description

        As of December 31, 2011, our investment portfolio was approximately $34.9 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

        The following table presents the reported values of our invested assets:

	As of December 31,
	2011		2010
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2011—$21,195,517; 2010—$19,763,441)	$22,850,645	65.4%	$20,343,813	64.8%
Privately issued bonds (amortized cost: 2011—$4,942,443; 2010—$4,239,452)	5,132,801	14.7	4,333,126	13.8

Fixed maturities	27,983,446	80.1	24,676,939	78.6
Equity securities (cost: 2011—$345,874; 2010—$349,605)	335,232	1.0	359,412	1.1
Mortgage loans	5,353,481	15.3	4,892,829	15.6
Investment real estate	29,899	0.1	25,340	0.1
Policy loans	879,819	2.5	793,448	2.5
Other long-term investments	257,714	0.7	276,337	0.9
Short-term investments	101,489	0.3	352,824	1.2

Total investments	$34,941,080	100.0%	$31,377,129	100.0%

        Included in the preceding table are $3.0 billion and $3.0 billion of fixed maturities and $85.8 million and $114.3 million of short-term investments classified as trading securities as of December 31, 2011 and 2010, respectively. The trading portfolio includes invested assets of $2.9 billion as of December 31, 2011 and 2010, respectively, held pursuant to modified coinsurance ("Modco") arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

        As of December 31, 2011, our fixed maturity investment holdings were approximately $28.0 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2011	2010
AAA	16.5%	17.2%
AA	8.0	6.3
A	27.5	21.3
BBB	41.0	44.5
Below investment grade	7.0	10.7

	100.0%	100.0%

        We use various Nationally Recognized Statistical Rating Organizations' ("NRSRO") ratings when classifying securities by quality ratings. When the various NRSRO ratings are not consistent for a security, we use the second-highest convention in assigning the rating. When there are no such published ratings, we assign a rating based on the statutory accounting rating system.

        During the year ended December 31, 2011 and 2010, we did not actively purchase securities below the BBB level.

        We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of December 31, 2011, based upon amortized cost, $53.9 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $26.1 billion fixed maturity securities held by us (0.2% of total fixed maturity securities).

        Changes in fair value for our available-for-sale portfolio, net of related DAC and VOBA, are charged or credited directly to shareowners' equity, net of tax. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

        The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2011	2010
	(Dollars In Millions)
Corporate bonds	$20,148.4	$17,433.7
Residential mortgage-backed securities	2,656.1	2,915.1
Commercial mortgage-backed securities	741.8	312.6
Other asset-backed securities	971.0	991.7
U.S. government-related securities	1,771.5	1,557.5
Other government-related securities	137.9	327.8
States, municipals, and political subdivisions	1,556.8	1,138.5

Total fixed income portfolio	$27,983.5	$24,676.9

        Within our fixed maturity investments, we maintain portfolios classified as "available-for-sale" and "trading". We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $25.0 billion, or 89.4%, of our fixed maturities as "available-for-sale" as of December 31, 2011. These securities are carried at fair value on our consolidated balance sheets.

        Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.0 billion, or 10.6%, of our fixed maturities as of December 31, 2011. Fixed maturities with a fair value of $2.9 billion and short-term investments with a fair value of $85.8 million in the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2011	2010
	(Dollars In Thousands)
AAA	$845,498	$824,553
AA	267,450	276,936
A	702,889	576,821
BBB	909,296	932,172
Below investment grade	211,672	246,062

Total Modco trading fixed maturities	$2,936,805	$2,856,544

        A portion of our bond portfolio is invested in residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"). ABS are securities that are backed by a pool of assets from the investee. These holdings as of December 31, 2011, were approximately $4.4 billion. Mortgage-backed securities ("MBS") are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

        Residential mortgage-backed securities—The tables below include a breakdown of our RMBS portfolio by type and rating as of December 31, 2011. As of December 31, 2011, these holdings were approximately $2.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities ("PACs") pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Type	Percentage of Residential Mortgage-Backed Securities
Sequential	37.6%
PAC	29.0
Pass Through	11.0
Other	22.4

100.0%

Rating	Percentage of Residential Mortgage-Backed Securities
AAA	56.7%
AA	0.4
A	2.7
BBB	1.2
Below investment grade	39.0

100.0%

  Alt-A Collateralized Holdings

        As of December 31, 2011, we held securities with a fair value of $354.8 million, or 1.0% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2010, we held securities with a fair value of $401.6 million supported by collateral classified as Alt-A.

        The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of December 31, 2011:

Rating	Percentage of Alt-A Securities
A	1.0%
BBB	1.9
Below investment grade	97.1

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of December 31, 2011:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2007 and Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
A	$3.6	$—	$—	$—	$—	$3.6
BBB	6.8	—	—	—	—	6.8
Below investment grade	344.4	—	—	—	—	344.4

Total mortgage-backed securities collateralized by Alt-A mortgage loans	$354.8	$—	$—	$—	$—	$354.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2007 and Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
BBB	0.6	—	—	—	—	0.6
Below investment grade	(66.5)	—	—	—	—	(66.5)

Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(65.9)	$—	$—	$—	$—	$(65.9)

  Sub-prime Collateralized Holdings

        As of December 31, 2011, we had RMBS, all rated AAA, with a total fair value of $0.1 million of total invested assets that were supported by collateral classified as sub-prime. As of December 31, 2010, we held securities with a fair value of $0.1 million that were supported by collateral classified as sub-prime. As of December 31, 2011, we reclassified approximately $38.8 million of our RMBS sub-prime holdings to ABS. The underlying collateral of these securities remain in the sub-prime category.

  Prime Collateralized Holdings

        As of December 31, 2011, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $2.3 billion, or 6.6%, of total invested assets. As of December 31, 2010, we held securities with a fair value of $2.5 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

        The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of December 31, 2011:

Rating	Percentage of Prime Securities
AAA	65.5%
AA	0.4
A	2.9
BBB	1.1
Below investment grade	30.1

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2011:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2007 and Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$708.4	$—	$85.9	$406.3	$306.0	$1,506.6
AA	9.9	—	—	—	—	9.9
A	66.3	—	—	—	—	66.3
BBB	24.4	—	—	—	—	24.4
Below investment grade	694.0	—	—	—	—	694.0

Total mortgage-backed securities collateralized by prime mortgage loans	$1,503.0	$—	$85.9	$406.3	$306.0	$2,301.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2007 and Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$45.2	$—	$8.0	$16.6	$15.3	$85.1
AA	0.3	—	—	—	—	0.3
A	0.4	—	—	—	—	0.4
BBB	(0.4)	—	—	—	—	(0.4)
Below investment grade	(31.6)	—	—	—	—	(31.6)

Total mortgage-backed securities collateralized by prime mortgage loans	$13.9	$—	$8.0	$16.6	$15.3	$53.8

        Commercial mortgage-backed securities—Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of December 31, 2011, the CMBS holdings were approximately $741.8 million. As of December 31, 2010, the CMBS holdings were approximately $312.6 million.

        The following table includes the percentages of our CMBS holdings, grouped by rating category, as of December 31, 2011:

Rating	Percentage of Commercial Mortgage-Backed Securities
AAA	69.7%
AA	8.9
A	21.4

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of December 31, 2011:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2007 and Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$156.4	$45.9	$—	$86.6	$228.4	$517.3
AA	7.3	—	—	29.5	29.3	66.1
A	39.2	—	5.9	34.7	78.6	158.4

Total commercial mortgage-backed securities	$202.9	$45.9	$5.9	$150.8	$336.3	$741.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2007 and Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$3.3	$1.8	$—	$5.9	$12.9	$23.9
AA	(0.4)	—	—	(1.7)	(0.5)	(2.6)
A	1.7	—	0.2	2.1	—	4.0

Total commercial mortgage-backed securities	$4.6	$1.8	$0.2	$6.3	$12.4	$25.3

        Other asset-backed securities—Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2011, these holdings were approximately $971.0 million. As of December 31, 2010, these holdings were approximately $991.7 million.

        The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of December 31, 2011:

Rating	Percentage of Other Asset-Backed Securities
AAA	72.1%
AA	11.8
A	9.6
BBB	0.6
Below investment grade	5.9

100.0%

        The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of December 31, 2011:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2007 and Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$633.4	$—	$22.7	$32.0	$12.2	$700.3
AA	114.7	—	—	—	—	114.7
A	6.8	—	—	—	86.2	93.0
BBB	5.6	—	—	—	—	5.6
Below investment grade	57.4	—	—	—	—	57.4

Total other asset-backed securities	$817.9	$—	$22.7	$32.0	$98.4	$971.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2007 and Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$(25.4)	$—	$—	$—	$0.1	$(25.3)
AA	(10.5)	—	—	—	—	(10.5)
A	(0.3)	—	—	—	2.3	2.0
BBB	—	—	—	—	—	—
Below investment grade	(50.2)	—	—	—	—	(50.2)

Total other asset-backed securities	$(86.4)	$—	$—	$—	$2.4	$(84.0)

        We obtained ratings of our fixed maturities from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Corporation ("S&P"), and/or Fitch Ratings ("Fitch"). If a fixed maturity is not rated by Moody's, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners ("NAIC"), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2011, over 99.0% of our fixed maturities were rated by Moody's, S&P, Fitch, and/or the NAIC.

        The industry segment composition of our fixed maturity securities is presented in the following table:

	As of December 31, 2011	% Fair Value	As of December 31, 2010	% Fair Value
	(Dollars In Thousands)
Banking	$2,283,065	8.2%	$2,046,515	8.3%
Other finance	247,963	0.9	162,157	0.7
Electric	3,728,692	13.3	3,148,333	12.8
Natural gas	2,266,793	8.1	2,159,897	8.8
Insurance	2,129,102	7.6	1,875,287	7.6
Energy	1,724,043	6.2	1,410,030	5.7
Communications	1,239,770	4.4	1,179,659	4.8
Basic industrial	1,198,172	4.3	1,114,077	4.5
Consumer noncyclical	1,324,561	4.7	1,146,512	4.6
Consumer cyclical	739,775	2.6	568,647	2.3
Finance companies	220,511	0.8	215,881	0.9
Capital goods	935,494	3.3	734,337	3.0
Transportation	622,795	2.2	551,724	2.2
Other industrial	175,700	0.6	149,623	0.6
Brokerage	520,892	1.9	484,168	2.0
Technology	678,869	2.4	405,187	1.6
Real estate	83,208	0.3	55,424	0.2
Other utility	28,974	0.1	26,238	0.1
Commercial mortgage-backed securities	741,807	2.7	312,631	1.3
Other asset-backed securities	970,957	3.5	991,732	4.0
Residential mortgage-backed non-agency securities	1,220,958	4.4	2,089,272	8.5
Residential mortgage-backed agency securities	1,435,134	5.1	825,869	3.3
U.S. government-related securities	1,771,535	6.3	1,557,467	6.3
Other government-related securities	137,862	0.5	327,760	1.3
State, municipals, and political divisions	1,556,814	5.6	1,138,512	4.6

Total	$27,983,446	100.0%	$24,676,939	100.0%

        Our investments in debt and equity securities are reported at fair value. As of December 31, 2011, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $28.0 billion, which was 7.3% above amortized cost of $26.1 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

        We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2011, our mortgage loan holdings were approximately $5.4 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

        The Company's commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income.

        We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2011 and December 31, 2010, our allowance for mortgage loan credit losses was $6.5 million and $11.7 million, respectively. While our mortgage loans do not have quoted market values, as of December 31, 2011, we estimated the fair value of our mortgage loans to be $6.3 billion (using discounted cash flows from the next call date), which was 14.3% greater than the amortized cost, less any related loan loss reserve.

        At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property's projected operating expenses and debt service.

        We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2011 and December 31, 2010, approximately $876.8 million and $884.7 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

        Many of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $196.6 million will become due in 2012, $1.4 billion in 2013 through 2017, $772.9 million in 2018 through 2022, and $272.4 million thereafter.

        As of December 31, 2011, less than 0.12%, or $41.4 million, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement.

        As of December 31, 2011, $12.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during year ended December 31, 2011. In addition, we foreclosed on some nonperforming loans and converted them to $9.9 million of real estate properties during the year ended December 31, 2011.

        As of December 31, 2011, $18.4 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the year ended December 31, 2011. In addition, we foreclosed on some nonperforming loans and converted them to $0.5 million of real estate properties during the year ended December 31, 2011.

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

Securities Lending

        In prior periods, we participated in securities lending, primarily as an enhancement to our investment yield. Securities that we held as investments were loaned to third parties for short periods of time. We required initial collateral, in the form of short-term investments, which equaled 102% of the market value of the loaned securities.

        During the second quarter of 2011, we discontinued this program. Certain collateral assets, which we previously intended to ultimately dispose of and on which we recorded an other-than-temporary impairment of $1.3 million, were instead retained by us and are included in our fixed maturities as of December 31, 2011. We currently do not have any intent to sell these securities, nor do we anticipate being required to sell them.

Risk Management and Impairment Review

        We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2011:

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$3,763,773	15.0%
AA	1,964,619	7.9
A	7,013,337	28.1
BBB	10,563,282	42.2

Investment grade	23,305,011	93.2

BB	622,863	2.5
B	249,976	1.0
CCC or lower	845,631	3.3

Below investment grade	1,718,470	6.8

Total	$25,023,481	100.0%

        Not included in the table above are $2.7 billion of investment grade and $232.7 million of below investment grade fixed maturities classified as trading securities.

        Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2011. The following table includes securities held in our Modco portfolio and summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2011:

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Federal National Mortgage Association	$247.1	$—	$247.1
Federal Home Loan Mortgage Corp.	241.8	—	241.8
Nextera Energy Inc.	189.0	—	189.0
Berkshire Hathaway Inc.	177.1	—	177.1
Comcast Corp.	170.6	—	170.6
Verizon Communications Inc.	161.1	—	161.1
First Energy Corp.	156.1	—	156.1
Rio Tinto	151.3	—	151.3
JP Morgan Chase and Company	145.0	1.0	146.0
AT&T Corporation	142.8	—	142.8

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

        For certain securitized financial assets with contractual cash flows, including RMBS, CMBS, and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"), GAAP requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

        The FASB has issued guidance related to other-than-temporary impairments for debt securities. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. For the year ended December 31, 2011, we recorded total other-than-temporary impairments of approximately $62.3 million, with $14.9 million of this amount recorded in other comprehensive income (loss).

        Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2011, we concluded that approximately $47.4 million of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $14.9 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded for the year ended December 31, 2011.

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

        Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. Although the financial relief plan announced by European leaders on October 27, 2011 initially drew favorable responses from the financial markets, details remain to be negotiated and implementation is subject to certain contingencies and risks. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. For the year ended December 31, 2011, the Company recorded $28.6 million of impairments and credit related losses related to our European holdings, which resulted in a charge to earnings. The chart shown below includes the Company's non-sovereign fair value exposures in these countries as of December 31, 2011. As of December 31, 2011, the Company had no unfunded exposure and had no direct sovereign fair value exposure.

	Non-sovereign Debt
			Total Gross Funded Exposure
Financial Instrument and Country	Financial	Non-financial
	(Dollars In Millions)
Securities:
United Kingdom	$372.1	$347.2	$719.3
Switzerland	131.0	193.6	324.6
France	127.4	78.3	205.7
Sweden	163.5	—	163.5
Netherlands	81.9	66.4	148.3
Spain	38.7	79.0	117.7
Belgium	—	103.1	103.1
Germany	31.8	62.3	94.1
Ireland	5.3	82.2	87.5
Luxembourg	—	50.1	50.1
Italy	—	40.9	40.9
Norway	—	13.9	13.9

Total securities	951.7	1,117.0	2,068.7
Derivatives:
Germany	3.8	—	3.8

	$955.5	$1,117.0	$2,072.5

Realized Gains and Losses

        The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Fixed maturity gains—sales	$95,567	$91,693	$27,280	$3,874	$64,413
Fixed maturity losses—sales	(15,387)	(41,637)	(21,957)	26,250	(19,680)
Equity gains—sales	9,194	6,491	14,367	2,703	(7,876)
Equity losses—sales	—	(3)	(55)	3	52
Impairments on fixed maturity securities	(47,442)	(39,696)	(160,473)	(7,746)	120,777
Impairments on equity securities	—	(1,814)	(19,572)	1,814	17,758
Modco trading portfolio	164,224	109,399	285,178	54,825	(175,779)
Other	(18,683)	(11,577)	(4,619)	(7,106)	(6,958)

Total realized gains (losses)—investments	$187,473	$112,856	$120,149	$74,617	$(7,293)

Derivatives related to variable annuity contracts:
Interest rate futures—VA	$164,221	$(11,778)	$—	$175,999	$(11,778)
Equity futures—VA	(30,061)	(42,258)	—	12,197	(42,258)
Currency futures—VA	2,977	—	—	2,977	—
Volatility swaps—VA	(239)	(2,433)	—	2,194	(2,433)
Equity options—VA	(15,051)	(1,824)	—	(13,227)	(1,824)
Interest rate swaps—VA	7,718	—	—	7,718	—
Credit default swaps—VA	(7,851)	—	—	(7,851)	—
Embedded derivative—GMWB	(127,537)	(5,728)	19,722	(121,809)	(25,450)

Total derivatives related to variable annuity contracts	(5,823)	(64,021)	19,722	58,198	(83,743)
Embedded derivative—Modco reinsurance treaties	(134,340)	(67,989)	(252,698)	(66,351)	184,709
Derivatives related to corporate debt	—	—	(125)	—	125
Interest rate swaps	(11,264)	(8,427)	39,317	(2,837)	(47,744)
Interest rate caps	(2,801)	—	—	(2,801)	—
Interest rate futures	—	—	6,889	—	(6,889)
Credit default swaps	(548)	1,389	3,351	(1,937)	(1,962)
Other derivatives	(475)	799	5,591	(1,274)	(4,792)

Total realized gains (losses)—derivatives	$(155,251)	$(138,249)	$(177,953)	$(17,002)	$39,704

        Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the year ended December 31, 2011, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

        The $9.2 million of gains included in equity securities primarily relates to gains of $6.9 million on the sale of securities that had recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

        Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the year ended December 31, 2011, we recognized pre-tax other-than-temporary impairments of $47.4 million due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $14.9 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded. For the year ended December 31, 2010, we recognized pre-tax other-than-temporary impairments of $41.5 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The Year Ended December 31,
	2011	2010
	(Dollars In Millions)
Alt-A MBS	$17.9	$25.1
Other MBS	15.1	11.2
Corporate bonds	12.4	4.4
Sub-prime bonds	2.0	0.8

Total	$47.4	$41.5

        As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2011, we sold securities in an unrealized loss position with a fair value of $264.0 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$148,465	56.2%	$(1,512)	9.8%
>90 days but <= 180 days	37,334	14.1	(2,259)	14.7
>180 days but <= 270 days	—	0.0	—	0.0
>270 days but <= 1 year	41,676	15.8	(2,582)	16.8
>1 year	36,572	13.9	(9,034)	58.7

Total	$264,047	100.0%	$(15,387)	100.0%

        For the year ended December 31, 2011, we sold securities in an unrealized loss position with a fair value (proceeds) of $264.0 million. The loss realized on the sale of these securities was $15.4 million. The $15.4 million loss recognized on available-for-sale securities for the year ended December 31, 2011, includes an $8.1 million loss on the sale of Societe Generale and a $2.2 million loss on the sale of BNP Paribas. We made the decision to exit these holdings in order to reduce our European financial exposure.

        For the year ended December 31, 2011, we sold securities in an unrealized gain position with a fair value of $2.2 billion. The gain realized on the sale of these securities was $104.8 million.

        The $18.7 million of other realized losses recognized for the year ended December 31, 2011, consists of the decrease in the mortgage loan reserves of $5.2 million, mortgage loan losses of $19.3 million, real estate losses of $2.0 million, and an impairment on a partnership of $2.6 million.

        For the year ended December 31, 2011, net gains of $164.2 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group, which consisted of five insurance companies that manufactured and administered traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the "Chase Insurance Group"), acquisition were also included in realized gains and losses. Of this amount, approximately $29.4 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

        Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

        We use equity, interest rate, and currency futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in a net pre-tax loss of $30.1 million, interest rate futures resulted in pre-tax gains of $164.2 million, and currency futures resulted in net pre-tax gains of $3.0 million, for the year ended December 31, 2011, respectively.

        We also use equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $15.1 million and volatility swaps resulted in a net pre-tax loss of $0.2 million for the year ended December 31, 2011, respectively.

        We use interest rate swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. These positions resulted in net pre-tax gains of $7.7 million for the year ended December 31, 2011.

        We entered into credit default swaps to partially mitigate our non-performance risk related to certain GMWB within our variable annuity products. We reported net pre-tax losses of $7.9 million for the year ended December 31, 2011. Net settlements received were $2.5 million, offset by termination losses of $10.4 million. As of December 31, 2011, we do no hold any remaining credit default swaps.

        The GMWB rider embedded derivative on variable deferred annuities, with the GMWB rider, had net realized losses of $127.5 million for the year ended December 31, 2011.

        We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $134.3 million of pre-tax losses on these embedded derivatives for the year ended December 31, 2011, was the result of spread tightening and a decline in treasury yields. For the year ended December 31, 2011, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that substantially offset the losses on these embedded derivatives.

        We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax losses of $11.3 million for the year ended December 31, 2011. The net losses were the result of $10.4 million in realized losses due to terminations, $3.1 million in realized losses due to interest settlements, and $2.2 million in unrealized gains during the year ended December 31, 2011.

        We purchased interest rate caps during the year ended December 31, 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $2.8 million for the year ended December 31, 2011.

        We reported net pre-tax losses of $0.5 million related to credit default swaps held to enhance the return on our investment portfolio, for the year ended December 31, 2011. The net pre-tax losses for the year ended December 31, 2011, were primarily the result of $1.1 million of mark-to-market gains and $1.8 million in realized termination losses during the period. As of December 31, 2011, no credit default swaps were outstanding.

        We also use various swaps to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.5 million for the year ended December 31, 2011.

Unrealized Gains and Losses—Available-for-Sale Securities

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2011, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a "bright line test" to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management's decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. As of December 31, 2011, we had an overall net unrealized gain of $1.8 billion, prior to tax and DAC offsets, and an overall net unrealized gain of $683.9 million as of December 31, 2010.

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

        For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2011, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$1,429,716	34.8%	$1,493,405	32.8%	$(63,689)	14.2%
>90 days but <= 180 days	938,920	22.9	1,011,081	22.2	(72,161)	16.1
>180 days but <= 270 days	367,456	8.9	411,748	9.0	(44,292)	9.9
>270 days but <= 1 year	105,191	2.6	117,590	2.6	(12,399)	2.8
>1 year but <= 2 years	222,445	5.4	286,386	6.3	(63,941)	14.3
>2 years but <= 3 years	21,331	0.5	24,066	0.5	(2,735)	0.6
>3 years but <= 4 years	658,835	16.0	760,309	16.7	(101,474)	22.6
>4 years but <= 5 years	171,167	4.2	212,283	4.7	(41,116)	9.2
>5 years	192,609	4.7	239,259	5.2	(46,650)	10.3

Total	$4,107,670	100.0%	$4,556,127	100.0%	$(448,457)	100.0%

        The majority of the unrealized loss as of December 31, 2011 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. Spread levels have improved since December 31, 2010. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets.

        As of December 31, 2011, the Barclays Investment Grade Index was priced at 220.53 bps versus a 10 year average of 168.58 bps. Similarly, the Barclays High Yield Index was priced at 750.05 bps versus a 10 year average of 643.51 bps. As of December 31, 2011, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.833%, 1.877%, and 2.895%, as compared to 10 year averages of 3.171%, 3.938%, and 4.601%, respectively.

        As of December 31, 2011, 45.7% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

        Expectations that investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such an event may lead to adverse changes in the cash flows on our holdings of these types of securities. This could lead to potential future write-downs within our portfolio of mortgage-backed and asset-backed securities. Expectations that our investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any such market movements in our financial statements.

        As of December 31, 2011, there were estimated gross unrealized losses of $53.8 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of December 31, 2011, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

        For the year ended December 31, 2011, we recorded $47.4 million of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers or underlying collateral have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

        We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2011, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$1,171,070	28.5%	$1,297,650	28.5%	$(126,580)	28.2%
Other finance	22,722	0.6	25,622	0.6	(2,900)	0.6
Electric	138,515	3.4	165,376	3.6	(26,861)	6.0
Natural gas	99,400	2.4	106,567	2.3	(7,167)	1.6
Insurance	355,956	8.7	391,163	8.6	(35,207)	7.9
Energy	14,010	0.3	19,272	0.4	(5,262)	1.2
Communications	47,331	1.2	56,167	1.2	(8,836)	2.0
Basic industrial	138,714	3.4	147,578	3.2	(8,864)	2.0
Consumer noncyclical	13,488	0.3	13,847	0.3	(359)	0.1
Consumer cyclical	48,021	1.2	56,211	1.2	(8,190)	1.8
Finance companies	62,138	1.5	70,441	1.5	(8,303)	1.9
Capital goods	129,861	3.2	138,951	3.0	(9,090)	2.0
Transportation	—	0.0	—	0.0	—	0.0
Other industrial	27,868	0.7	30,717	0.7	(2,849)	0.6
Brokerage	140,630	3.4	154,154	3.4	(13,524)	3.0
Technology	69,105	1.7	72,275	1.6	(3,170)	0.7
Real estate	1,347	0.0	1,392	0.0	(45)	0.0
Other utility	21	0.0	44	0.0	(23)	0.0
Commercial mortgage-backed securities	78,892	1.9	83,121	1.8	(4,229)	0.9
Other asset-backed securities	722,292	17.6	813,190	17.8	(90,898)	20.3
Residential mortgage-backed non-agency securities	743,903	18.1	829,534	18.4	(85,631)	19.1
Residential mortgage-backed agency securities	61,075	1.5	61,486	1.4	(411)	0.1
U.S. government-related securities	21,311	0.4	21,369	0.5	(58)	0.0
Other government-related securities	—	0.0	—	0.0	—	0.0
States, municipals, and political divisions	—	0.0	—	0.0	—	0.0

Total	$4,107,670	100.0%	$4,556,127	100.0%	$(448,457)	100.0%

        The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of December 31,
	2011	2010
Banking	28.2%	14.2%
Other finance	0.6	0.4
Electric	6.0	7.5
Natural gas	1.6	3.2
Insurance	7.9	7.0
Energy	1.2	0.4
Communications	2.0	1.7
Basic industrial	2.0	1.3
Consumer noncyclical	0.1	1.1
Consumer cyclical	1.8	2.1
Finance companies	1.9	1.8
Capital goods	2.0	1.8
Transportation	0.0	0.7
Other industrial	0.6	1.0
Brokerage	3.0	2.3
Technology	0.7	1.2
Real estate	0.0	0.0
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.9	0.2
Other asset-backed securities	20.3	15.7
Residential mortgage-backed non-agency securities	19.1	29.1
Residential mortgage-backed agency securities	0.1	0.5
U.S. government-related securities	0.0	0.8
Other government-related securities	0.0	0.0
States, municipals, and political divisions	0.0	6.0

Total	100.0%	100.0%

        The range of maturity dates for securities in an unrealized loss position as of December 31, 2011, varies, with 25.4% maturing in less than 5 years, 22.5% maturing between 5 and 10 years, and 52.1% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2011:

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$1,752,033	42.7%	$1,863,189	40.9%	$(111,156)	24.8%
BBB	1,018,673	24.8	1,112,290	24.4	(93,617)	20.9

Investment grade	2,770,706	67.5	2,975,479	65.3	(204,773)	45.7

BB	379,433	9.2	422,198	9.3	(42,765)	9.5
B	232,767	5.7	283,636	6.2	(50,869)	11.3
CCC or lower	724,764	17.6	874,814	19.2	(150,050)	33.5

Below investment grade	1,336,964	32.5	1,580,648	34.7	(243,684)	54.3

Total	$4,107,670	100.0%	$4,556,127	100.0%	$(448,457)	100.0%

        As of December 31, 2011, we held a total of 439 positions that were in an unrealized loss position. Included in that amount were 192 positions of below investment grade securities with a fair value of $1.3 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $243.7 million, of which $184.9 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 3.8% of invested assets.

        As of December 31, 2011, securities in an unrealized loss position that were rated as below investment grade represented 32.5% of the total fair value and 54.3% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. As of December 31, 2011, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $255.9 million. A widening of credit spreads is estimated to account for unrealized losses of $504.9 million, with changes in treasury rates offsetting this loss by an estimated $249.0 million.

        In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of December 31, 2011, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 2.43 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2011:

Non-agency portfolio	Weighted-Average Life
Prime	1.83
Alt-A	3.84

        The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2011:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$165,506	12.4%	$180,932	11.4%	$(15,426)	6.3%
>90 days but <= 180 days	189,539	14.2	206,222	13.0	(16,683)	6.8
>180 days but <= 270 days	82,852	6.2	97,781	6.2	(14,929)	6.1
>270 days but <= 1 year	74,156	5.5	85,933	5.4	(11,777)	4.8
>1 year but <= 2 years	86,847	6.5	119,860	7.6	(33,013)	13.5
>2 years but <= 3 years	19,335	1.4	22,062	1.4	(2,727)	1.1
>3 years but <= 4 years	509,738	38.1	599,683	37.9	(89,945)	36.9
>4 years but <= 5 years	67,794	5.1	90,072	5.7	(22,278)	9.1
>5 years	141,197	10.6	178,103	11.4	(36,906)	15.4

Total	$1,336,964	100.0%	$1,580,648	100.0%	$(243,684)	100.0%

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

        While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2011, we had no outstanding balance related to such borrowings. For the year ended December 31, 2011, we had a maximum balance outstanding of $348.2 million related to these programs. The average daily balance was $147.7 million during the year ended December 31, 2011.

        Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

  Credit Facility

        Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the "Credit Facility"). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $170.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of December 31, 2011. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2011.

  Sources and Use of Cash

        Our primary sources of funding are dividends from our operating subsidiaries; revenues from investments, data processing, legal, and management services rendered to subsidiaries; investment income; and external financing. These sources of cash support our general corporate needs including our common stock dividends and debt service. The states in which our insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay us dividends. These restrictions are based in part on the prior year's statutory income and/or surplus. Generally, these restrictions pose no short-term liquidity concerns. We plan to retain portions of the earnings of our insurance subsidiaries in those companies primarily to support their future growth.

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

        We held $64.6 million of FHLB common stock as of December 31, 2011, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2011, we had $1.0 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.

        As of December 31, 2011, we reported approximately $664.8 million (fair value) of Auction Rate Securities ("ARS") in non-Modco portfolios. As of December 31, 2011, 85% of these ARS were rated Aaa/AAA and the remaining 15% were rated Aaa/AA- or better. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

        All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of December 31, 2011, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program ("FFELP"). As there is no current active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

        The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $42.7 million and $16.7 million was recorded as of December 31, 2011 and December 31, 2010, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

        Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. As of December 31, 2011, our total cash, cash equivalents, and invested assets were $35.2 billion. The life insurance subsidiaries were committed as of December 31, 2011, to fund mortgage loans in the amount of $182.4 million.

        Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. Our insurance subsidiaries held approximately $271.2 million in cash and short-term investments as of December 31, 2011, and we held $63.4 million in cash and short-term investments available for general corporate purposes.

        The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Net cash provided by operating activities	$620,613	$710,254	$1,175,616
Net cash used in investing activities	(791,436)	(597,927)	(375,329)
Net cash (used in) provided by financing activites	173,696	(53,227)	(744,320)

Total	$2,873	$59,100	$55,967

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

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

        Net cash used in investing activities—Changes in cash from investing activities primarily related to the activity in our investment portfolio. In addition, during the year ended December 31, 2011, PLICO completed the reinsurance transaction with Liberty Life and PLICO made a final payment in 2011 for the United Investors acquisition.

        Net cash (used in) provided by financing activities—Changes in cash from financing activities included $281.4 million more inflows of investment product and universal life net activity, compared to the prior year. Net activity related to credit facility repayment of borrowings equaled $18.1 million in 2011, compared to net repayment of borrowings of $143.0 million in 2010. We repurchased $124.6 million of non-recourse funding obligations during 2011, as compared to $42.6 million during 2010. Cash used for the repurchase of common stock in 2011 equaled $82.7 million, as compared to no repurchase activity in 2010.

Capital Resources

        To give us flexibility in connection with future acquisitions and other funding needs, we have debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

        As of December 31, 2011, our capital structure consisted of Senior Notes, Subordinated Debentures, and shareowners' equity. We also have a $500 million revolving line of credit (the "Credit Facility"), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that we and our subsidiaries can incur. Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital. Pursuant to an amendment, this calculation excludes the $800.0 million of senior notes we issued in 2009. As of December 31, 2011, there was a $170.0 million outstanding balance under the Credit Facility at an interest rate of LIBOR plus 0.40%.

        Golden Gate Captive Insurance Company ("Golden Gate"), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary of PLICO, had three series of Surplus Notes with a total outstanding balance of $800 million as of December 31, 2011. We hold the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

        Golden Gate II Captive Insurance Company ("Golden Gate II"), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of December 31, 2011, securities related to $407.8 million of the outstanding balance of the non-recourse funding obligations were held by external parties and securities related to $167.2 million of the non-recourse funding obligations were held by our affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

        Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the "LOC") in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company ("WCL"). The LOC balance increased during 2011 in accordance with the terms of the Reimbursement Agreement. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $560 million as of December 31, 2011. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, and subsequently amended and restated as of October 1, 2011.

        Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, each quarter of 2011 and was $455 million as of December 31, 2011. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement originally effective October 1, 2010, which was subsequently amended and restated as of July 1, 2011.

        On April 29, 2011, in conjunction with Athene Holding Ltd's acquisition of Liberty Life from an affiliate of Royal Bank of Canada, PLICO reinsured a life and health insurance block from Liberty Life. The capital invested by PLICO in the transaction at closing was $321 million, including a $225 million ceding commission. In conjunction with closing, PLICO invested $40 million in a surplus note issued by Athene Life Re.

        Our aggregate debt (long-term debt with maturities greater than 1 year, subordinated debt securities, and a revolving line of credit) increased $18.1 million during the year ended December 31, 2011, as compared to a decrease of $143.0 million during the year ended December 31, 2010.

        Debt reductions during 2011, is detailed below:

Description	Amount
(Dollars In Thousands)
2011
Medium Term Notes, matured in 2011	$(9,852)

        Debt increases (reductions) in the revolving line of credit during 2011 and 2010 are detailed below:

Description	Amount	Interest Rate
	(Dollars In Thousands)
2011
Revolving line of credit	$28,000	LIBOR + .40%
2010
Revolving line of credit	$(143,000)	LIBOR + .40%

        Included in the list below is the share repurchase activity under our share repurchase program.

  •
  On May 10, 2010, our Board of Directors extended our previously authorized $100 million share repurchase program through May 9, 2013.

  •
  During the second quarter of 2011, we repurchased approximately 1,094,100 shares, at a total cost of approximately $24.9 million.

  •
  During the third quarter of 2011, we repurchased approximately 1,882,033 shares, at a total cost of approximately $33.6 million.

  •
  On October 31, 2011, our Board of Directors authorized a new share repurchase program that replaces the remaining capacity under the previously authorized program. Under the October 2011 authorization, we may repurchase up to $300 million of shares.

  •
  During the fourth quarter of 2011, we repurchased approximately 1,142,924 shares, at a total cost of approximately $24.2 million under the October 2011 authorization.

        The October 2011 authorization extends through December 31, 2014. As under the previously authorized share repurchase program, future repurchase activity will depend on many factors, including capital levels, liquidity needs, rating agency expectations, and the relative attractiveness of alternative uses for capital.

        A life insurance company's statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state's regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries in 2012 is estimated to be $307.2 million.

        State insurance regulators and the NAIC have adopted risk-based capital ("RBC") requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to the RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2011, our total adjusted capital and company action level RBC was $2.9 billion and $680.5 million, respectively, providing an RBC ratio of approximately 433%.

        Statutory reserves established for variable annuity contracts are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees and product design. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Market conditions greatly influence the capital required due to its impact on the valuation of reserves and derivative investments mitigating the risk in these reserves. For example, if the level of the S&P 500 had been 10% lower as of December 31, 2011, we estimate that our RBC ratio would have declined by approximately 15 to 20 points. Likewise, if the level of the S&P 500 had been 10% higher as of December 31, 2011, we estimate that our RBC ratio would have increased by an insignificant amount. Risk mitigation activities may result in material and sometimes counterintuitive impacts on statutory surplus and capital margin. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can vary at a non linear rate.

        Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had an immaterial impact on our statutory surplus for the year ended December 31, 2011, as compared to a positive impact to our statutory surplus of approximately $79 million on a pre-tax basis for the year ended December 31, 2010.

        We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2011, we ceded premiums to third party reinsurers amounting to $1.4 billion. In addition, we had receivables from reinsurers amounting to $5.6 billion as of December 31, 2011. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 8, Reinsurance.

  Ratings

        Various Nationally Recognized Statistical Rating Organizations ("rating organizations") review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer's ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer's products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of December 31, 2011:

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

        As of December 31, 2011, we had policy liabilities and accruals of approximately $22.1 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.62%.

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

        As of December 31, 2011, we carried a $5.7 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Debt(1)	$2,652,183	$91,696	$733,131	$144,900	$1,682,456
Non-recourse funding obligations(2)	641,849	5,773	11,546	11,546	612,984
Subordinated debt securities(3)	1,784,853	37,142	74,284	74,284	1,599,143
Stable value products(4)	2,901,535	1,032,884	1,049,287	797,357	22,007
Operating leases(5)	33,092	9,337	14,673	8,088	994
Home office lease(6)	76,542	737	75,805	—	—
Mortgage loan and investment commitments	191,165	191,165	—	—	—
Policyholder obligations(7)	25,825,937	2,413,139	3,212,756	2,945,234	17,254,808

Total	$34,107,756	$3,781,873	$5,171,482	$3,981,409	$21,172,392

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

Employee Benefit Plans

        We sponsor a defined benefit pension plan covering substantially all of our employees. In addition, we sponsor an unfunded excess benefit plan and provide other postretirement benefits to eligible employees.

        We report the net funded status of our pension and other postretirement plans in the consolidated balance sheet. The net funded status represents the differences between the fair value of plan assets and the projected benefit obligation.

        Our funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") plus such additional amounts as we may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. We may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage ("AFTAP") of at least 80%. During January of 2012, we made a $2.3 million contribution to the defined benefit pension plan. We have not yet determined the total amount we will fund for the remainder of 2012, but we estimate that the amount will be between $15 million and $20 million.

        For a complete discussion of our benefit plans, additional information related to the funded status of our benefit plans, and our funding policy, see Note 14, Employee Benefit Plans.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term "fair value" in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 20, Fair Value of Financial Instruments.

        Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market's perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer's financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2011, $858.4 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

        The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2011, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $12.7 million and $437.6 million, respectively.

        The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of December 31, 2011, the Level 3 fair value of these liabilities was $136.5 million.

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

        Of our $871.1 million of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $643.2 million were ABS. Of this amount, $614.8 million were student loan related ABS and $28.4 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)
2002	$290
2003	94
2004	117
2005	9
2006	28
2007	105

Total	$643

        The ABS was rated as follows: $529.7 million were AAA rated, $110.3 million were AA rated, and $3.2 million were A rated. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

        Our financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 21, Derivative Financial Instruments for additional information on our financial instruments.

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

        We are exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements, and acceptable risk levels under expected and stressed scenarios. Derivative counterparty credit risk is measured as the amount owed to us, net of collateral held, based upon current market conditions and potential payment obligations between us and our counterparties. We minimize the credit risk in derivative financial instruments by entering into transactions with high quality counterparties, (A-rated or higher at the time we enter into the contract) and we maintain collateral support agreements with certain of those counterparties.

        We utilize a risk management strategy that includes the use of derivative financial instruments. Derivative instruments expose us to credit market and basis risk. Such instruments can change materially in value from quarter-to-quarter. We minimize our credit risk by entering into transactions with highly rated counterparties. We manage the market and basis risks by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. We monitor our use of derivatives in connection with our overall asset/liability management programs and procedures. In addition, all derivative programs are monitored by our risk management department.

        Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps and interest rate options. Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index ("CPI").

        We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to variable annuity contracts:

  •
  Foreign Currency Futures
  •
  Variance Swaps
  •
  Interest Rate Futures
  •
  Equity Options
  •
  Equity Futures
  •
  Credit Derivatives
  •
  Interest Rate Swaps

        We believe our asset/liability management programs and procedures and certain product features provide protection against the effects of changes in interest rates under various scenarios. Additionally, we believe our asset/liability management programs and procedures provide sufficient liquidity to enable us to fulfill our obligation to pay benefits under our various insurance and deposit contracts. However, our asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity, spread movements, implied volatility, policyholder behavior, and other factors, and the effectiveness of our asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

        The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2011, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2011
Fixed maturities	$25,999.4	(7.1)%
Mortgage loans	5,977.4	(4.4)
2010
Fixed maturities	$23,144.5	(6.2)%
Mortgage loans	5,100.3	(4.4)

        Estimated fair values were derived from the durations of our fixed maturities and mortgage loans. Duration measures the change in fair value resulting from a change in interest rates. While these estimated fair values provide an indication of how sensitive the fair values of our fixed maturities and mortgage loans are to changes in interest rates, they do not represent management's view of future fair changes or the potential impact of fluctuations in credit spreads. Actual results may differ from these estimates.

        In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.

        As of December 31, 2011 and 2010, we had outstanding mortgage loan commitments of $182.4 million at an average rate of 5.58% and $212.5 million at an average rate of 5.94%, respectively, with estimated fair values of $211.9 million and $231.2 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2011, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2011	$202.4	(4.5)%
2010	219.0	(5.3)

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

        As of December 31, 2011, total derivative contracts with a notional amount of $12.5 billion were in a $441.9 million net loss position. Included in the $12.5 billion, is a notional amount of $2.8 billion in a $277.8 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $4.6 billion in a $147.0 million net loss position that relates to our GMWB derivatives. As of December 31, 2010, total derivative contracts with a notional amount of $7.4 billion were in a $216.5 million net loss position. We recognized losses of $155.3 million, $138.2 million, and $178.0 million related to derivative financial instruments for the years ended December 31, 2011, 2010, and 2009, respectively.

        The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 100 bps Change in the Underlying Reference Interest Rates
	Notional Amount	Fair Value as of December 31,
			+100 bps	-100 bps
	(Dollars In Millions)
2011
Futures(1)	$885.5	$5.2	$(35.1)	$52.7
Caps	3,000.0	2.7	31.3	—
Floating to fixed Swaps(2)	476.5	(10.3)	(10.8)	(10.6)

Total	$4,362.0	$(2.4)	$(14.6)	$42.1

2010
Futures	$598.4	$(16.7)	$(87.9)	$63.5
Floating to fixed Swaps(2)	503.4	(24.1)	(7.7)	(41.9)

Total	$1,101.8	$(40.8)	$(95.6)	$21.6

(1)
Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2011.

(2)
Includes an effect for inflation.

        The following table sets forth the notional amount and fair value of our credit default swaps and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in investment grade credit spreads from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 10% Change in Credit Spreads
	Notional Amount	Fair Value as of December 31,
			+10%	-10%
	(Dollars In Millions)
2011
Credit default swaps	$—	$—	$—	$—

2010
Credit default swaps	$25.0	$(1.1)	$(1.4)	$(0.8)

        The following table sets forth the notional amount and fair value of our equity futures and options and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 10% Change in the Underlying Reference Index Equity Level
	Notional Amount	Fair Value as of December 31,
			+10%	-10%
	(Dollars In Millions)
2011
Futures	$239.4	$(0.6)	$(24.5)	$23.3
Options	440.2	19.6	11.1	34.2

Total	$679.6	$19.0	$(13.4)	$57.5

2010
Futures	$327.3	$(7.3)	$(40.7)	$26.2
Options	95.0	6.8	3.8	11.4

Total	$422.3	$(0.5)	$(36.9)	$37.6

        The following table sets forth the notional amount and fair value of our currency futures and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 10% Change in the Underlying Reference Index Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	-10%
	(Dollars In Millions)
2011
Currency futures	$72.3	$0.8	$(6.3)	$8.0

        The following table sets forth the notional amount and fair value of our variance swap and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in volatility level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/- 10% Change in Volatility Level
	Notional Amount	Fair Value as of December 31,
			+10%	-10%
	(Dollars In Millions)
2011
Variance swap	$—	$—	$—	$—

2010
Variance swap	$338.4	$(2.4)	$17.4	$(16.3)

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

        Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $1.9 billion of our stable value contracts have no early termination rights.

        As of December 31, 2011, we had $2.8 billion of stable value product account balances with an estimated fair value of $2.9 billion (using discounted cash flows) and $10.9 billion of annuity account balances with an estimated fair value of $10.8 billion (using discounted cash flows). As of December 31, 2010, we had $3.1 billion of stable value product account balances with an estimated fair value of $3.2 billion (using discounted cash flows) and $10.6 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows).

        The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate 100 basis point decrease in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2011
Stable value product account balances	$2,791.8	1.3%
Annuity account balances	10,879.4	1.0
2010
Stable value product account balances	$3,129.1	1.7%
Annuity account balances	10,577.4	1.0

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

Employee Benefit Plans

        Pursuant to the accounting guidance related to our obligations to employees under our pension plan and other postretirement benefit plans, we are required to make a number of assumptions to estimate related liabilities and expenses. Our most significant assumptions are those for the discount rate and expected long-term rate of return.

  Discount Rate Assumption

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

        The following presents our estimates of the hypothetical impact to the December 31, 2011 benefit obligation and to the 2011 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(24,249)	$(3,840)
100 basis point decrease	30,373	4,575
Increase (Decrease) in Benefit Cost:
100 basis point increase	(3,172)	(234)
100 basis point decrease	3,953	292
(1)
Includes excess pension plan, retiree medical plan, and postretirement life insurance plan

  Long-term Rate of Return Assumption

        In assessing the reasonableness of our long-term rate of return assumption for our defined benefit pension plan, we obtained 25 year annualized returns for each of the represented asset classes. In addition, we received evaluations of market performance based on the Company's asset allocation as provided by external consultants. A combination of these statistical analytics provided results that the Company utilized to determine an appropriate long-term rate of return assumption. In assessing the reasonableness of our long-term rate of return assumption for our postretirement life insurance plan, we utilized a 20 year annualized return and a 20 year average return on Barclay's short treasury index. Our long-term rate of return assumption was determined based on analytics related to these 20 year return results.

        The following presents our estimates of the hypothetical impact to the 2011 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(1,293)	$(62)
100 basis point decrease	1,293	62
(1)
Includes excess pension plan, retiree medical plan, and postretirement life insurance plan

        For additional information on our benefit plan assumptions, see Note 14, Employee Benefit Plans.

RECENTLY ISSUED ACCOUNTING STANDARDS

        See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for information regarding recently issued accounting standards. Included below, is accounting pronouncement ASU No. 2010-26 that we will adopt as of January 1, 2012 and the estimated effect on our financial statements.

        ASU No. 2010-26—Financial Services—Insurance—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.    The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. Our expected retrospective adoption of this Update will result in a reduction in our deferred acquisition cost asset as well as a decrease in the future amortization associated with those previously deferred costs. There will also be a reduction in the level of costs we defer subsequent to adoption. We are evaluating the full effects of implementing this Update, but we currently estimate that its retrospective adoption will result in a cumulative effect adjustment to reduce the opening balance of shareowners' equity of between 16% and 18% as of January 1, 2012, including a reduction of between approximately 27% and 29% of its existing deferred acquisition cost asset balance as of January 1, 2012. We currently estimate that if the change were in effect at December 31, 2011, the adoption of this Update would have resulted in a decrease to net income in 2011 of between 6% and 8%.

RECENT DEVELOPMENTS

        The NAIC approved regulatory changes in 2011 that impacted our insurance subsidiaries and their competitors in 2011 and will continue to do so in 2012. With regard to the amount of admitted deferred tax asset that an insurance company may report on its statutory financial statements, the NAIC implemented temporary rules that were first effective in 2009; these rules generally increased the amount of such asset during the three-year period ending December 31, 2011. During 2011, the NAIC issued Statement of Statutory Accounting Principles No. 101—Income Taxes, which replaces this previous set of rules regarding an insurance company's statutory accounting for income taxes, beginning in 2012. At this time, the Company believes that the amount of admitted deferred tax assets that it will report in its 2012 statutory financial statements will not be materially different from what it would have reported had the aforementioned, previous set of rules stayed in effect.

        In 2011, the NAIC announced more focused inquiries on certain matters that could have an impact on the Company's financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, and reinsurance. In addition, the NAIC has been studying the reserving for universal life policies with secondary guarantees ("ULSG"), as defined in Actuarial Guideline XXXVIII ("AG38"). In January 2012, a subgroup of the NAIC approved a Draft Bifurcated Approach to AG38 ("Draft Bifurcated Approach") that proposes revisions to reserving for ULSG products, applicable to both existing business and new business. The Company cannot predict whether the Draft Bifurcated Approach will be adopted, nor what form the final Bifurcated Approach will take if it is adopted. The NAIC also continues to consider various initiatives to change and modernize its financial and solvency regulations. It is considering changing to a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes would require the approval of state legislatures. We cannot provide any estimate as to what impact these more focused inquires or proposed changes, if they occur, will have on our reserve and capital requirements.

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

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$2,800,140	$2,625,394	$2,689,699
Reinsurance ceded	(1,394,675)	(1,408,340)	(1,527,053)

Net of reinsurance ceded	1,405,465	1,217,054	1,162,646
Net investment income	1,820,643	1,683,676	1,665,036
Realized investment gains (losses):
Derivative financial instruments	(155,251)	(138,249)	(177,953)
All other investments	234,915	154,366	300,194
Other-than-temporary impairment losses	(62,332)	(75,341)	(227,770)
Portion recognized in other comprehensive income (before taxes)	14,890	33,831	47,725

Net impairment losses recognized in earnings	(47,442)	(41,510)	(180,045)
Other income	307,812	222,418	298,148

Total revenues	3,566,142	3,097,755	3,068,026

Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2011—$1,228,775; 2010—$1,278,657; 2009—$1,419,702)	2,233,473	2,089,429	1,977,979
Amortization of deferred policy acquisition costs and value of business acquired	315,923	209,722	345,569
Other operating expenses, net of reinsurance ceded: (2011—$198,888; 2010—$199,610; 2009—$209,937)	509,594	409,741	327,700

Total benefits and expenses	3,058,990	2,708,892	2,651,248

Income before income tax	507,152	388,863	416,778

Income tax (benefit) expense
Current	9,774	(3,214)	(49,727)
Deferred	158,063	132,281	195,017

Total income tax expense	167,837	129,067	145,290

Net income	339,315	259,796	271,488
Less: Net income (loss) attributable to noncontrolling interests	245	(445)	—

Net income available to PLC's common shareowners(1)	$339,070	$260,241	$271,488

Net income available to PLC's common shareowners—basic	$3.98	$3.01	$3.37
Net income available to PLC's common shareowners—diluted	$3.92	$2.97	$3.34
Cash dividends paid per share	$0.620	$0.540	$0.480
Average shares outstanding—basic	85,208,612	86,567,069	80,488,694

Average shares outstanding—diluted	86,475,229	87,675,857	81,249,265

(1)
Protective Life Corporation ("PLC")

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2011—$26,137,960; 2010—$24,002,893)	$27,983,446	$24,676,939
Equity securities, at fair value (cost: 2011—$345,874; 2010—$349,605)	335,232	359,412
Mortgage loans (2011 and 2010 includes: $858,139 and $934,655 related to securitizations)	5,353,481	4,892,829
Investment real estate, net of accumulated depreciation (2011—$1,547; 2010—$1,200)	29,899	25,340
Policy loans	879,819	793,448
Other long-term investments	257,714	276,337
Short-term investments	101,489	352,824

Total investments	34,941,080	31,377,129
Cash	267,298	264,425
Accrued investment income	350,580	329,078
Accounts and premiums receivable, net of allowance for uncollectible amounts (2011—$3,899; 2010—$4,330)	84,754	58,580
Reinsurance receivables	5,645,471	5,608,029
Deferred policy acquisition costs and value of business acquired	4,036,757	3,851,743
Goodwill	111,659	114,758
Property and equipment, net of accumulated depreciation (2011—$134,924; 2010—$130,576)	48,578	39,386
Other assets	150,549	169,664
Income tax receivable	50,783	45,582
Assets related to separate accounts
Variable annuity	6,741,959	5,170,193
Variable universal life	502,617	534,219

Total assets	$52,932,085	$47,562,786

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$20,867,989	$18,530,564
Unearned premiums	1,258,785	1,182,828

Total policy liabilities and accruals	22,126,774	19,713,392
Stable value product account balances	2,769,510	3,076,233
Annuity account balances	10,946,848	10,591,605
Other policyholders' funds	546,516	578,037
Other liabilities	1,065,451	926,201
Mortgage loan backed certificates	19,755	61,678
Deferred income taxes	1,540,397	1,022,130
Non-recourse funding obligations	407,800	532,400
Debt	1,520,000	1,501,852
Subordinated debt securities	524,743	524,743
Liabilities related to separate accounts
Variable annuity	6,741,959	5,170,193
Variable universal life	502,617	534,219

Total liabilities	48,712,370	44,232,683

Commitments and contingencies—Note 11
Shareowners' equity
Preferred Stock; $1 par value, shares authorized: 4,000,000; Issued: None
Common Stock, $.50 par value, shares authorized: 2011 and 2010—160,000,000 shares issued: 2011 and 2010—88,776,960	44,388	44,388
Additional paid-in-capital	598,106	586,592
Treasury stock, at cost (2011—7,107,765 shares; 2010—3,108,983 shares)	(107,740)	(26,072)
Retained earnings	2,719,492	2,432,925
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2011—$578,780; 2010—$195,096)	1,074,878	362,321
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2011—$(18,428); 2010—$(5,223))	(34,224)	(9,700)
Accumulated loss—derivatives, net of income tax: (2011—$(4,111); 2010—$(6,355))	(7,634)	(11,802)
Postretirement benefits liability adjustment, net of income tax: (2011—$(35,970); 2010—$(25,612))	(66,801)	(47,565)

Total Protective Life Corporation's shareowners' equity	4,220,465	3,331,087
Noncontrolling interest	(750)	(984)

Total equity	4,219,715	3,330,103

Total liabilities and shareowners' equity	$52,932,085	$47,562,786

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-In- Capital	Treasury Stock	Unallocated Stock in ESOP	Retained Earnings	Net Unrealized Gains / (Losses) on Investments	Accumulated Gain / (Loss) Derivatives	Minimum Pension Liability Adjustments	Total Protective Life Corporation's shareowners' equity	Non controlling Interest	Total Equity
	(Dollars In Thousands)
Balance, December 31, 2008	$36,626	$448,481	$(26,978)	$(474)	$1,970,496	$(1,575,028)	$(46,762)	$(45,266)	$761,095	$—	$761,095
Net income for 2009					271,488				271,488	—	271,488
Change in net unrealized gains/losses on investments (net of income tax—$(685,273))						1,245,817			1,245,817	—	1,245,817
Reclassification adjustment for investment amounts included in net income (net of income tax—$(56,510))						103,563			103,563	—	103,563
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax—$(16,704))						(31,021)			(31,021)	—	(31,021)
Change in accumulated gain (loss) derivatives (net of income tax—$(15,502))							27,904		27,904	—	27,904
Reclassification adjustment for derivative amounts included in net income (net of income tax—$(295))							531		531	—	531
Change in postretirement benefits liability adjustment (net of income tax—$(489))								(907)	(907)	—	(907)

Comprehensive income for 2009									1,617,375	—	1,617,375

Cash dividends ($0.48 per share)					(37,340)				(37,340)	—	(37,340)
Equity offering/Capital paid in	7,762	125,888							133,650	—	133,650
Stock-based compensation		2,518	1,049						3,567	—	3,567
Allocation of stock to employee accounts				474					474	—	474

Balance, December 31, 2009	$44,388	$576,887	$(25,929)	$—	$2,204,644	$(256,669)	$(18,327)	$(46,173)	$2,478,821	$—	$2,478,821
Net income for 2010					260,241				260,241	(445)	259,796
Change in net unrealized gains/losses on investments (net of income tax—$322,168)						597,668			597,668	—	597,668
Reclassification adjustment for investment amounts included in net income (net of income tax—$(5,335))						(9,699)			(9,699)	—	(9,699)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax—$11,481)						21,321			21,321	—	21,321
Change in accumulated gain (loss) derivatives (net of income tax—$4,441)							7,630		7,630	—	7,630
Reclassification adjustment for derivatives amounts included in net income (net of income tax—$(614))							(1,105)		(1,105)	—	(1,105)
Change in postretirement benefits liability adjustment (net of income tax—$(749))								(1,392)	(1,392)	—	(1,392)

Comprehensive income for 2010									874,664	(445)	874,219

Cash dividends ($0.540 per share)					(46,250)				(46,250)	—	(46,250)
Cumulative effect adjustments					14,290				14,290	—	14,290
Noncontrolling interests									—	(539)	(539)
Stock-based compensation		9,705	(143)						9,562	—	9,562

Balance, December 31, 2010	$44,388	$586,592	$(26,072)	$—	$2,432,925	$352,621	$(11,802)	$(47,565)	$3,331,087	$(984)	$3,330,103

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(continued)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-In- Capital	Treasury Stock	Unallocated Stock in ESOP	Retained Earnings	Net Unrealized Gains/ (Losses) on Investments	Accumulated Gain/ (Loss) Derivatives	Minimum Pension Liability Adjustments	Total Protective Life Corporation's shareowners' equity	Non controlling Interest	Total Equity
	(Dollars In Thousands)
Net income for 2011					339,070				339,070	245	339,315
Change in net unrealized gains/losses on investments (net of income tax—$398,355)						739,818			739,818	—	739,818
Reclassification adjustment for investment amounts included in net income (net of income tax—$(14,671))						(27,261)			(27,261)	—	(27,261)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax—$(13,205))						(24,524)			(24,524)	—	(24,524)
Change in accumulated gain (loss) derivatives (net of income tax—$2,382)							4,424		4,424	—	4,424
Reclassification adjustment for derivatives amounts included in net income (net of income tax—$(138))							(256)		(256)	—	(256)
Change in postretirement benefits liability adjustment (net of income tax—$(10,358))								(19,236)	(19,236)	—	(19,236)

Comprehensive income for 2011									1,012,035	245	1,012,280

Cash dividends ($0.620 per share)					(52,503)				(52,503)	—	(52,503)
Noncontrolling interest									—	—	—
Repurchase of common stock			(82,671)						(82,671)	—	(82,671)
Stock-based compensation		11,514	1,003						12,517	—	12,517
Change in equity of noncontrolling interest									—	(11)	(11)

Balance, December 31, 2011	$44,388	$598,106	$(107,740)	$—	$2,719,492	$1,040,654	$(7,634)	$(66,801)	$4,220,465	$(750)	$4,219,715

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$339,315	$259,796	$271,488
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains)	(32,222)	25,393	57,804
Amortization of deferred policy acquisition costs and value of business acquired	315,923	209,722	345,569
Capitalization of deferred policy acquisition costs	(453,761)	(480,383)	(408,001)
Depreciation expense	9,171	9,626	8,040
Deferred income tax	98,890	101,317	66,651
Accrued income tax	(5,201)	69,865	(43,015)
Interest credited to universal life and investment products	993,574	972,806	993,245
Policy fees assessed on universal life and investment products	(712,038)	(611,917)	(586,842)
Change in reinsurance receivables	(27,931)	(234,032)	(78,613)
Change in accrued investment income and other receivables	(31,509)	(29,017)	1,326
Change in policy liabilities and other policyholders' funds of traditional life and health products	14,781	337,207	234,773
Trading securities:
Maturities and principal reductions of investments	283,239	355,831	562,758
Sale of investments	860,474	730,385	908,466
Cost of investments acquired	(950,051)	(963,403)	(856,223)
Other net change in trading securities	7,933	(25,520)	(144,838)
Change in other liabilities	(147,244)	10,236	(113,318)
Other income—gains on repurchase of non-recourse funding obligations	(40,112)	(19,027)	(132,262)
Other, net	97,382	(8,631)	88,608

Net cash provided by operating activities	620,613	710,254	1,175,616

Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,399,830	2,058,678	2,394,650
Sale of investments, available-for-sale	2,955,665	3,426,040	1,684,820
Cost of investments acquired, available-for-sale	(5,158,064)	(6,389,859)	(4,513,862)
Mortgage loans:
New lendings	(501,500)	(353,913)	(304,417)
Repayments	453,749	364,302	263,625
Change in investment real estate, net	1,483	(2,551)	(3,069)
Change in policy loans, net	14,190	31,663	16,657
Change in other long-term investments, net	75,452	(74,555)	(39,994)
Change in short-term investments, net	126,225	701,589	119,707
Net unsettled security transactions	68,810	(340)	14,797
Purchase of property and equipment	(17,667)	(10,734)	(8,243)
Sales of property and equipment	—	41	—
Payments for business acquisitions	(209,609)	(348,288)	—

Net cash used in investing activities	(791,436)	(597,927)	(375,329)

Cash flows from financing activities
Borrowings under line of credit arrangements and debt	45,000	132,000	1,052,000
Principal payments on line of credit arrangement and debt	(26,852)	(275,000)	(122,000)
Issuance (repayment) of non-recourse funding obligations	(124,600)	(42,600)	(667,738)
Dividends to shareowners	(52,503)	(46,250)	(37,339)
Issuance of common stock	—	—	132,575
Repurchase of common stock	(82,671)	—	—
Investment product deposits and change in universal life deposits	4,216,738	3,635,447	2,590,081
Investment product withdrawals	(3,777,365)	(3,477,430)	(3,675,247)
Other financing activities, net	(24,051)	20,606	(16,652)

Net cash provided by (used in) financing activities	173,696	(53,227)	(744,320)

Change in cash	2,873	59,100	55,967
Cash at beginning of period	264,425	205,325	149,358

Cash at end of period	$267,298	$264,425	$205,325

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

Entities Included

        The consolidated financial statements include the accounts of Protective Life Corporation and subsidiaries and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.

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

        Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company's intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company's expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security's basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security's amortized cost are written down to discounted expected future cash flows ("post impairment cost") and credit losses are recorded in earnings. The difference between the securities' discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"), the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

        During the year ended December 31, 2011, the Company recorded pre-tax other-than-temporary impairments of investments of $62.3 million. Of the $62.3 million of impairments for the year ended

December 31, 2011, $47.4 million was recorded in earnings and $14.9 million was recorded in other comprehensive income (loss). For more information on impairments, refer to Note 4, Investment Operations.

  Cash

        Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company's cash management system, checks issued but not presented to banks for payment may create negative book cash balances. Such negative balances are included in other liabilities and were $0.9 million and $24.9 million as of December 31, 2011 and 2010, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

  Deferred Policy Acquisition Costs

        The costs that vary with and are primarily related to the production of new business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products. DAC is subject to recoverability testing at the end of each accounting period. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization.

        Based on the Accounting Standards Codification ("ASC" or "Codification") Financial Services-Insurance Topic, the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.5% to 11.16%) the Company expects to experience in future periods. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, using guidance from ASC Investments-Debt and Equity Securities Topic, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

  Value of Businesses Acquired

        In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits from the acquired insurance policies or investment contracts. This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. The estimated present value of future cash flows is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the furture change from that assumed. The Company amortizes VOBA in proportion to gross premiums for traditional life products and in proportion to expected gross profits ("EGPs") for interest sensitive products, including accrued interest credited to account balances of up to approximately 6.65%. VOBA is subject to annual recoverability testing.

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

        Property and equipment consisted of the following:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Home office building	$72,148	$62,585
Data processing equipment	57,322	54,615
Other, principally furniture and equipment	54,032	52,762

	183,502	169,962
Accumulated depreciation	(134,924)	(130,576)

Total property and equipment	$48,578	$39,386

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

  Stable Value Product Account Balances

        The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"), and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the "SEC") which offered notes to both institutional and retail investors.

        The segment's products complement the Company's overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts, as opposed to solely meeting the needs of the buyer. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2011 and 2010, the Company had $0.8 billion and $1.7 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to ten years. As of December 31, 2011, future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Thousands)
2012	$949,303.0
2013-2014	772,779.8
2015-2016	1,033,638.6
Thereafter	13,713.6

  Derivative Financial Instruments

        The Company records its derivative financial instruments in the consolidated balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in the other comprehensive income (loss), depending upon whether it qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists. For a derivative financial instrument to be accounted for as a GAAP accounting hedge, it must be identified and documented either as a fair value, cash flow, or foreign currency GAAP accounting hedge contemporaneously at the trade date. For cash flow hedges, the effective portion of their realized gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction impacts earnings. Any remaining gain or loss, the effective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in "Realized investment gains (losses)—Derivative financial instruments". For additional information, see Note 21, Derivative Financial Instruments.

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

  Guaranteed minimum withdrawal benefits

        The Company also establishes liabilities for guaranteed minimum withdrawal benefits ("GMWB") on its variable annuity products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality consistent with 61% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2011, our net GMWB liability held was $147.1 million.

  Goodwill

        Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company's material goodwill balances are attributable to its operating segments (which are considered to be reporting units). The cash flows used to determine the fair value of the Company's reporting units are dependent on a number of significant assumptions. The Company's estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company's judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2011 and 2010, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2011, we had goodwill of $111.7 million.

        The Company also considers its market capitalization in assessing the reasonableness of the fair values estimated for its reporting units in connection with its goodwill impairment testing. The Company believes that its market capitalization at December 31, 2011 is not representative of the underlying fair value of its reporting units, due primarily to the following:

  •
  concerns about future earnings growth;
  •
  negative market sentiment;
  •
  different valuation methodologies that resulted in lower valuation;
  •
  increased risk premium for holding investments in non-agency mortgage-backed securities;
  •
  Increased risk premium for holding commercial mortgage loans.

        While the concerns outlined above continue to negatively affect the Company's market capitalization, it is the Company's belief that the following factors support the underlying stability and growth potential of our reporting units:

  •
  The Company's position is shared by many others in the industry, and its ratio of market value to book value is in line with peer company averages.
  •
  The Company has experienced improved credit and financial strength ratings over the past 3 years.
  •
  Operating earnings continue to exceed projections.

  •
  Risk-based-capital is near its highest ever level, indicating a strong financial position.
  •
  The Company experienced impairment losses in 2010 and 2011 which were below projected levels.
  •
  Problem loans within the Company's mortgage loan portfolio are within historical norms, and are not expected to have an adverse affect on the Company's liquidity.
  •
  Overall, the performance of the Company's investment portfolio is in line with its expectations.

        While continued deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company's reporting units, in the Company's view, the key assumptions used in its estimates of fair value of its reporting units continue to be adequate, and market capitalization being below book value did not result in a triggering or impairment event

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. In general, income tax provisions are based on the income reported for financial statement purposes. Deferred income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses.

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

        Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2011, range from approximately 2% to 7.5%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

        Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	As of December 31,
	2011	2010	2009
	(Dollars In Thousands)
Balance beginning of year	$299,971	$299,396	$218,571
Less: reinsurance	156,932	148,479	111,451

Net balance beginning of year	143,039	150,917	107,120

Incurred related to:
Current year	653,525	471,039	471,408
Prior year	65,269	35,555	36,230

Total incurred	718,794	506,594	507,638

Paid related to:
Current year	639,118	457,511	411,699
Prior year	76,424	56,961	52,142

Total paid	715,542	514,472	463,841

Other changes:
Acquisition and reserve transfers	5,058	—	—

Net balance end of year	151,349	143,039	150,917
Add: reinsurance	161,450	156,932	148,479

Balance end of year	$312,799	$299,971	$299,396

  Universal Life and Investment Products

        Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 2% to 9% and investment products ranged from 1.0% to 10.0% in 2011.

        The Company's accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

        The Company establishes liabilities for guaranteed minimum death benefits ("GMDB") on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality that is consistent with 61% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase the Company's GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2011, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2011, the GMDB was $9.8 million.

        The Company also establishes liabilities for GMWB on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality consistent with 61% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2011, the net GMWB liability balance was $147.1 million.

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

        Benefits and settlement expenses include incurred claim amounts ceded and changes in ceded policy reserves. Ceded benefits and settlement expenses decrease reinsurance cost.

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

2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. This Update is effective for interim and annual reporting periods beginning after December 15, 2009, which the Company adopted for the period ending March 31, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were adopted by the Company as of January 1, 2011. This Update did not have an impact on the Company's results of operations or financial position.

        ASU No. 2010-15—Financial Services—Insurance—How Investments Held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments.    The amendments in this Update clarify that an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests. The entity should not combine general account and separate account interests in the same investment when assessing the investment for consolidation. Additionally, the amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. The amendments in this Update also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. This Update is effective for fiscal years beginning after December 15, 2010. For the Company this Update became effective January 1, 2011. This Update did not have an impact on the Company's results of operations or financial position.

        ASU No. 2010-20—Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.    The objective of this Update is to require disclosures that facilitate financial statement users in evaluating the nature of credit risk inherent in the portfolio of financing receivables (loans); how that risk is analyzed and assessed in arriving at the allowance for credit losses; and any changes and the reasons for those changes to the allowance for credit losses. The Update requires several new disclosures regarding the reserve for credit losses which was effective on December 31, 2010 and provisions related to troubled debt restructurings which became effective for fiscal periods beginning after June 30, 2011. The Company adopted the new disclosures in this Update for the annual reporting period ending December 31, 2010 and adopted the provisions related to troubled debt restructuring in the third quarter of 2011. This Update did not have an impact on the Company's results of operations or financial position.

        ASU No. 2010-28—Intangibles—Goodwill and Other—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.    The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. This Update was effective for the Company as of January 1, 2011. This Update did not have an impact on the Company's results of operations or financial position.

        ASU No. 2010-29—Business Combinations—Disclosure of Supplementary Pro Forma Information for Business Combinations.    This Update does not change current accounting for business combinations, however it clarifies the current guidance regarding pro forma disclosures and requires a description of the nature and amount of material, nonrecurring pro forma adjustments to arrive at pro forma revenue and earnings. The amendments in this Update were effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company applied this guidance to the pro forma information related to the reinsurance transaction with Liberty Life Insurance Company ("Liberty Life") as disclosed in Note 3—Significant Acquisitions. We will apply the guidance to all future acquisitions. There was no material impact to the adoption of this Update.

        ASU No. 2011-02—Receivables—A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.    The objective of this Update is to evaluate whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. This Update also clarifies the guidance on a creditor's evaluation of whether it has granted a concession. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For the Company, this Update became effective on July 1, 2011. This Update did not have an impact on the Company's results of operations or financial position.

        ASU No. 2011-08—Intangibles—Goodwill and Other: Testing Goodwill for Impairment.    This Update is intended to reduce the complexity and cost of goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment prior to the quantitative calculation required by current guidance. Under the amendments to Topic 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value is less than the carrying amount, the two-step impairment process is not required. However, if an entity concludes otherwise, the two-step impairment test outlined in current guidance is required to be completed. This Update does not change the requirements or implementation of the current two-step impairment test. This Update was effective for the Company as of December 31, 2011. The Company implemented the guidance in ASU 2011-08 in its 2011 goodwill impairment test.

Accounting Pronouncements Not Yet Adopted

        ASU No. 2010-26—Financial Services—Insurance—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.    The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. The Company's expected retrospective adoption of this Update will result in a reduction in its deferred acquisition cost asset as well as a decrease in the future amortization associated with those previously deferred costs. There will also be a reduction in the level of costs the Company defers subsequent to adoption. The Company is evaluating the full effects of implementing this Update, but the Company currently estimates that its retrospective adoption will result in a cumulative effect adjustment to reduce the opening balance of shareowners' equity of between 16% and 18% as of January 1, 2012, including a reduction of between approximately 27% and 29% of its existing deferred acquisition cost asset balance as of January 1, 2012. The Company currently estimates that if the change were in effect at December 31, 2011, the adoption of this Update would have resulted in a decrease to net income in 2011 of between 6% and 8%.

        ASU No. 2011-03—Transfers and Servicing—Reconsideration of Effective Control for Repurchase Agreements.    This Update amends the assessment of effective control for repurchase agreements to remove 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and 2) the collateral maintenance implementation guidance related to the criterion. FASB determined that these criterion should not be a determining factor of effective control. This Update is effective for the first interim or annual period beginning on or after December 15, 2011. For the Company, the Update will be applied to all repurchase agreements beginning January 1, 2012. This Update will not have an impact on the Company's results of operations or financial position.

        ASU No. 2011-04—Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.    The amendments in this Update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards ("IFRSs"). The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The intent of this Update was not to change the application of the requirements in Topic 820. Some of the amendments clarify the intent regarding the application of existing fair value measurement requirements. The Update did modify several principles or requirements for measuring fair value or for disclosing information about fair value measurements. These changes are effective for interim and annual periods beginning after December 15, 2011. This Update will not have an impact on the Company's results of operations or financial position.

        ASU No. 2011-05—Comprehensive Income—Presentation of Comprehensive Income.    In this Update, a company has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in 1) a single continuous statement of comprehensive income, or 2) in two separate but consecutive statements. In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this Update do not change the items that must be reported in other comprehensive income, or the timing of its subsequent reclassification to net income. This Update is effective January 1, 2012. The Company is currently evaluating the appropriate format to which it will adhere.

        ASU No. 2011-11—Balance Sheet—Disclosures about Offsetting Assets and Liabilities.    This Update contains new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial and derivative instruments. The new disclosures are designed to make financial statements that are prepared under GAAP more comparable to those prepared under IFRSs. Generally, it is more difficult to qualify for offsetting under IFRSs than it is under GAAP because under GAAP, certain derivative and repurchase arrangements are granted exceptions from the general offsetting model. As a result, entities with significant financial instrument and derivative portfolios that report under IFRSs typically present positions on their balance sheets that are significantly larger than those of entities with similarly sized portfolios whose financial statements are prepared in accordance with GAAP. To facilitate comparison between financial statements prepared under GAAP and IFRSs, the new disclosures will give financial statement users information about both gross and net exposures. This Update is effective January 1, 2013. This Update will not have an impact on the Company's results of operations or financial position.

        ASU No. 2011-12—Comprehensive Income—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.    This Update defers certain provisions of ASU No. 2011-05, notably those provisions which require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). These requirements were indefinitely deferred by ASU No. 2011-12 and will be further deliberated by the FASB at a future date.

        The FASB also decided that during the deferral period, entities would be required to comply with all existing requirements for reclassification adjustments in ASC 220, which indicates that "[a]n entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements". This Update is effective January 1, 2012. The Company will implement the guidance in this Update commensurate with the implementation of ASU No. 2011-05.

3. SIGNIFICANT ACQUISITIONS

        On December 31, 2010, Protective Life Insurance Company ("PLICO"), the Company's principal operating subsidiary, completed the acquisition of all of the outstanding stock of United Investors Life Insurance Company ("United Investors"), pursuant to a Stock Purchase Agreement, between PLICO, Torchmark Corporation ("Torchmark") and its wholly owned subsidiaries, Liberty National Life Insurance Company ("Liberty National") and United Investors.

        The Company accounted for this transaction under the purchase method of accounting as required by FASB guidance under the ASC Business Combinations topic. This guidance requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The aggregate purchase price for United Investors was $363.3 million.

        On April 29, 2011, PLICO closed a previously announced and unrelated reinsurance transaction with Liberty Life under the terms of which PLICO reinsured substantially all of the life and health business of Liberty Life. The transaction closed in conjunction with Athene Holding Ltd's acquisition of Liberty Life from an affiliate of Royal Bank of Canada. The capital invested by PLICO in the transaction at closing was $321 million, including a $225 million ceding commission. In conjunction with the closing, PLICO invested $40 million in a surplus note issued by Athene Life Re. The Company accounted for this transaction in a manner consistent with the purchase method of accounting as required by FASB guidance under the ASC Business Combinations topic. This guidance requires that the total consideration paid be allocated to the assets acquired and liabilities assumed based on their fair values at the transaction date.

        The following table summarizes the fair values of the net assets acquired from the Liberty Life reinsurance transaction as of the transaction date:

Fair Value as of April 29, 2011
(Dollars In Thousands)
ASSETS
Investments	$1,768,297
Cash	35,959
Accrued investment income	154
Accounts and premiums receivable, net	877
Reinsurance receivable	9,511
Value of business acquired	135,876
Other assets	1

Total assets	1,950,675
LIABILITIES
Policy liabilities and accrual	1,665,294
Annuity account balances	4,420
Other policyholders' funds	24,977
Other liabilities	30,834

Total liabilities	1,725,525
NET ASSETS ACQUIRED	$225,150

        The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned transactions with Liberty Life and United Investors were completed as of January 1, 2010:

	Unaudited For The Year Ended December 31,
	2011		2010
	(Dollars In Thousands)
Revenue	$3,648,971	(1)	$3,482,514
Net income	$340,107	(2)	$307,363
EPS—basic	$3.99		$3.55
EPS—diluted	$3.93		$3.51
(1)
Includes $175.9 million and $105.9 million of total revenue for Liberty Life and United Investors, respectively, since the transaction date for the year ended December 31, 2011.

(2)
Includes $38.2 million and $24.3 million of pre-tax income for Liberty Life and United Investors, respectively, since the transaction date for the year ended December 31, 2011.

4. INVESTMENT OPERATIONS

        Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Fixed maturities	$1,416,861	$1,302,226	$1,305,738
Equity securities	21,274	18,516	21,700
Mortgage loans	336,542	311,253	249,849
Investment real estate	3,459	3,180	3,666
Short-term investments	69,791	72,803	110,198

	1,847,927	1,707,978	1,691,151
Other investment expenses	27,284	24,302	26,115

Net investment income	$1,820,643	$1,683,676	$1,665,036

        Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Fixed maturities	$80,180	$50,056	$5,323
Equity securities	9,194	6,488	14,312
Impairments on fixed maturity securities	(47,442)	(39,696)	(160,473)
Impairments on equity securities	—	(1,814)	(19,572)
Modco trading portfolio	164,224	109,399	285,178
Other investments	(18,683)	(11,577)	(4,619)

Total realized gains (losses)—investments	$187,473	$112,856	$120,149

        For the year ended December 31, 2011, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $104.8 million and gross realized losses were $62.1 million, including $46.7 million of impairment losses. The $46.7 million excludes $0.7 million of impairment losses in the trading portfolio for the year ended December 31, 2011. For the year ended December 31, 2010, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $98.2 million and gross realized losses were $82.9 million, including $41.3 million of impairment losses. The $41.3 million excludes $0.3 million of impairment losses in the trading portfolio for the year ended December 31, 2010. For the year ended December 31, 2009, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $41.6 million and gross realized losses were $196.2 million, including $174.2 million of impairment losses.

        The $9.2 million of gains included in equity securities for the year ended December 31, 2011, primarily relates to gains of $6.9 million on securities that have recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

        For the year ended December 31, 2011, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.2 billion. The gain realized on the sale of these securities was $104.8 million. For the year ended December 31, 2010, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.9 billion. The gain realized on the sale of these securities was $98.2 million. For the year ended December 31, 2009, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.2 billion. The gain realized on the sale of these securities was $41.6 million.

        For the year ended December 31, 2011, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $264.0 million. The loss realized on the sale of these securities was $15.4 million. The Company made the decision to exit these holdings in order to reduce its European financial exposure.

        For the year ended December 31, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $705.5 million. The loss realized on the sale of these securities was $41.6 million. For the year ended December 31, 2009, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $302.1 million. The loss realized on the sale of these securities was $22.0 million.

        Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. Although the financial relief plan announced by European leaders on October 27, 2011, initially drew favorable responses from the financial markets, details remain to be negotiated and implementation is subject to certain contingencies and risks. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. For the year ended December 31, 2011, the Company recorded $28.6 million of impairments and credit related losses related to our European holdings, which resulted in a charge to earnings. The chart shown below includes the Company's non-sovereign fair value exposures in these countries as of December 31, 2011. As of December 31, 2011, the Company had no unfunded exposure and had no direct sovereign fair value exposure.

	Non-sovereign Debt
			Total Gross Funded Exposure
Financial Instrument and Country	Financial	Non-financial
	(Dollars In Millions)
Securities:
United Kingdom	$372.1	$347.2	$719.3
Switzerland	131.0	193.6	324.6
France	127.4	78.3	205.7
Sweden	163.5	—	163.5
Netherlands	81.9	66.4	148.3
Spain	38.7	79.0	117.7
Belgium	—	103.1	103.1
Germany	31.8	62.3	94.1
Ireland	5.3	82.2	87.5
Luxembourg	—	50.1	50.1
Italy	—	40.9	40.9
Norway	—	13.9	13.9

Total securities	951.7	1,117.0	2,068.7
Derivatives:
Germany	3.8	—	3.8

	$955.5	$1,117.0	$2,072.5

        The amortized cost and fair value of the Company's investments classified as available-for-sale as of December 31, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
2011
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,345,578	$82,594	$(86,042)	$2,342,130	$(47,806)
Commercial mortgage-backed securities	531,322	24,466	(4,229)	551,559	—
Other asset-backed securities	997,398	6,529	(90,898)	913,029	(6,559)
U.S. government-related securities	1,150,525	65,212	(58)	1,215,679	—
Other government-related securities	88,058	4,959	—	93,017	—
States, municipals, and political subdivisions	1,154,374	173,408	—	1,327,782	—
Corporate bonds	16,910,738	1,920,142	(250,595)	18,580,285	1,787

	23,177,993	2,277,310	(431,822)	25,023,481	(52,578)
Equity securities	328,833	5,993	(16,635)	318,191	(74)
Short-term investments	15,649	—	—	15,649	—

	$23,522,475	$2,283,303	$(448,457)	$25,357,321	$(52,652)

2010
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,552,207	$49,970	$(113,051)	$2,489,126	$(19,385)
Commercial mortgage-backed securities	169,530	6,429	(933)	175,026	—
Other asset-backed securities	966,536	679	(59,824)	907,391	(714)
U.S. government-related securities	1,136,477	33,999	(2,881)	1,167,595	—
Other government-related securities	195,478	5,744	(15)	201,207	—
States, municipals, and political subdivisions	983,392	8,754	(22,535)	969,611	—
Corporate bonds	15,023,322	944,896	(177,186)	15,791,032	5,992

	21,026,942	1,050,471	(376,425)	21,700,988	(14,107)
Equity securities	337,740	15,089	(5,282)	347,547	(28)
Short-term investments	238,537	—	—	238,537	—

	$21,603,219	$1,065,560	$(381,707)	$22,287,072	$(14,135)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

        As of December 31, 2011 and 2010, the Company had an additional $3.0 billion and $3.0 billion of fixed maturities, $17.0 million and $11.9 million of equity securities, and $85.8 million and $114.3 million of short-term investments classified as trading securities, respectively.

        The amortized cost and fair value of available-for-sale fixed maturities as of December 31, 2011, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$565,556	$574,037
Due after one year through five years	4,397,791	4,554,896
Due after five years through ten years	5,924,918	6,353,617
Due after ten years	12,289,728	13,540,931

	$23,177,993	$25,023,481

        Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company's intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security's amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company's expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security's basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security's amortized cost are written down to discounted expected future cash flows ("post impairment cost") and credit losses are recorded in earnings. The difference between the securities' discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"), the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

        During the year ended December 31, 2011, the Company recorded pre-tax other-than-temporary impairments of investments of $62.3 million. Of the $62.3 million of impairments for the year ended December 31, 2011, $47.4 million was recorded in earnings and $14.9 million was recorded in other comprehensive income (loss). For the year ended December 31, 2011, there was $62.3 million of pre-tax other-than-temporary impairments related to debt securities and no impairments related to equity securities. For the year ended December 31, 2011, pre-tax other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $52.8 million, with $37.9 million of credit losses recorded on debt securities in earnings and $14.9 million of non-credit losses recorded in other comprehensive income (loss). During the same period, other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell were $9.5 million and were recorded in earnings.

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

        During the year ended December 31, 2009, the Company recorded other-than-temporary impairments of investments of $227.8 million. Of the $227.8 million of impairments for the year ended December 31, 2009, $180.1 million was recorded in earnings and $47.7 million was recorded in other comprehensive income (loss). For the year ended December 31, 2009, there was $19.6 million of other-than-temporary impairments related to equity securities and $208.2 million of other-than-temporary impairments related to debt securities. For the year ended December 31, 2009, other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $177.8 million, with $130.1 million of credit losses recorded on debt securities in earnings and $47.7 million of non-credit losses recorded in other comprehensive income (loss). During the same period, other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell were $30.4 million and were recorded in earnings

        The following chart is a rollforward of available-for-sale credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Beginning balance	$39,427	$25,076	$—
Additions for newly impaired securities	12,731	27,029	80,205
Additions for previously impaired securities	20,650	4,970	7,136
Reductions for previously impaired securities due to a change in expected cash flows	—	—	(32,451)
Reductions for previously impaired securities that were sold in the current period	(3,089)	(17,648)	(29,687)
Other	—	—	(127)

Ending balance	$69,719	$39,427	$25,076

        The following table includes the gross unrealized losses and fair value of the Company's investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$277,858	$(15,447)	$527,120	$(70,595)	$804,978	$(86,042)
Commercial mortgage-backed securities	78,892	(4,229)	—	—	78,892	(4,229)
Other asset-backed securities	531,653	(32,074)	190,639	(58,824)	722,292	(90,898)
U.S. government-related securities	21,311	(58)	—	—	21,311	(58)
Other government-related securities	—	—	—	—	—	—
States, municipalities, and political subdivisions	—	—	—	—	—	—
Corporate bonds	1,880,931	(132,297)	526,333	(118,298)	2,407,264	(250,595)
Equities	50,638	(8,436)	22,295	(8,199)	72,933	(16,635)

	$2,841,283	$(192,541)	$1,266,387	$(255,916)	$4,107,670	$(448,457)

        The RMBS have a gross unrealized loss greater than twelve months of $70.6 million as of December 31, 2011. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

        The other asset-backed securities have a gross unrealized loss greater than twelve months of $58.8 million as of December 31, 2011. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program ("FFELP"). These unrealized losses have occurred within the Company's auction rate securities ("ARS") portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or until maturity.

        The corporate bonds category has gross unrealized losses greater than twelve months of $118.3 million as of December 31, 2011. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company's ability and intent to hold these securities to recovery.

        The equities category has a gross unrealized loss greater than twelve months of $8.2 million as of December 31, 2011. These losses primarily relate to a widening in credit spreads on perpetual preferred stock holdings. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information including the Company's ability and intent to hold these securities to recovery.

        The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company's amortized cost of debt securities.

        The following table includes the gross unrealized losses and fair value of the Company's investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$209,113	$(3,165)	$1,143,254	$(109,886)	$1,352,367	$(113,051)
Commercial mortgage-backed securities	25,679	(933)	—	—	25,679	(933)
Other asset-backed securities	195,426	(17,164)	625,043	(42,660)	820,469	(59,824)
U.S. government-related securities	138,499	(2,881)	—	—	138,499	(2,881)
Other government-related securities	33,936	(8)	14,993	(7)	48,929	(15)
States, municipalities, and political subdivisions	569,660	(22,535)	—	—	569,660	(22,535)
Corporate bonds	2,264,649	(82,343)	835,655	(94,843)	3,100,304	(177,186)
Equities	11,950	(3,321)	13,544	(1,961)	25,494	(5,282)

	$3,448,912	$(132,350)	$2,632,489	$(249,357)	$6,081,401	$(381,707)

        The RMBS have a gross unrealized loss greater than twelve months of $109.9 million as of December 31, 2010. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of the investments.

        The other asset-backed securities have a gross unrealized loss greater than twelve months of $42.7 million as of December 31, 2010. This category predominately includes student-loan backed auction rate securities, the underlying collateral of which is at least 97% FFELP guaranteed. These losses relate to the ARS market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or maturity.

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

        As of December 31, 2011, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.7 billion and had an amortized cost of $1.9 billion. In addition, included in the Company's trading portfolio, the Company held $232.7 million of securities which were rated below investment grade. Approximately $357.9 million of the below investment grade securities were not publicly traded.

        The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Fixed maturities	$761,437	$696,758	$1,686,669
Equity securities	(13,292)	9,701	33,067

        Certain investments, consisting of fixed maturities, equities, and investment real estate, with a carrying value of $2.1 million were non-income producing for the year ended December 31, 2011.

        Included in the Company's invested assets are $879.8 million of policy loans as of December 31, 2011. The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.

Securities Lending

        In prior periods, the Company participated in securities lending, primarily as an enhancement to its investment yield. Securities that the Company held as investments were loaned to third parties for short periods of time. The Company required initial collateral, in the form of short-term investments, which equaled 102% of the market value of the loaned securities.

        During the second quarter of 2011, the Company discontinued this program. Certain collateral assets, which the Company previously intended to ultimately dispose of and on which it recorded an other-than-temporary impairment of $1.3 million, were instead retained by the Company and are included in its fixed maturities as of December 31, 2011. The Company currently does not have any intent to sell these securities, nor does the Company anticipate being required to sell them.

Mortgage Loans

        Refer to Note 10, Mortgage Loans for information on the Company's mortgage loan portfolio.

5. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs

        The balances and changes in DAC are as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Balance, beginning of period	$2,883,490	$2,720,281
Capitalization of commissions, sales, and issue expenses	454,574	459,486
Amortization	(262,654)	(138,658)
Change in unrealized investment gains and losses	(66,793)	(157,619)

Balance, end of period	$3,008,617	$2,883,490

Value of business acquired

        The balances and changes in VOBA are as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Balance, beginning of period	$968,253	$943,069
Acquisitions	137,418	75,351
Amortization	(66,163)	(57,797)
Change in unrealized gains and losses	(21,907)	—
Other	10,539	7,630

Balance, end of period	$1,028,140	$968,253

        The expected amortization of VOBA for the next five years is as follows:

Years	Expected Amortization
(Dollars In Thousands)
2012	$76,152
2013	67,129
2014	59,232
2015	51,455
2016	46,744

6. GOODWILL

        The changes in the carrying amount of goodwill by segment are as follows:

	Life Marketing	Acquisitions	Asset Protection	Corporate and Other	Total Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2009	$10,192	$44,910	$62,671	$83	$117,856
Tax benefit of excess tax goodwill	—	(3,098)	—	—	(3,098)

Balance as of December 31, 2010	10,192	41,812	62,671	83	114,758
Tax benefit of excess tax goodwill	—	(3,099)	—	—	(3,099)

Balance as of December 31, 2011	$10,192	$38,713	$62,671	$83	$111,659

        During the year ended December 31, 2011, the Company decreased its goodwill balance by approximately $3.1 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2011 on the portion of tax goodwill in excess of GAAP basis goodwill. As of December 31, 2011, the Company had an aggregate goodwill balance of $111.7 million.

        During the year ended December 31, 2010, the Company decreased its goodwill balance by approximately $3.1 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2010 on the portion of tax goodwill in excess of GAAP basis goodwill. As of December 31, 2010, the Company had an aggregate goodwill balance of $114.8 million.

        Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company's material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company's reporting units are dependent on a number of significant assumptions. The Company's estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company's judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2011, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary.

        The Company also considers its market capitalization in assessing the reasonableness of the fair values estimated for its reporting units in connection with its goodwill impairment testing. The Company believes that its market capitalization at December 31, 2011 is not representative of the underlying fair value of its reporting units, due primarily to the following:

  •
  concerns about future earnings growth;
  •
  negative market sentiment;
  •
  different valuation methodologies that resulted in lower valuation;
  •
  increased risk premium for holding investments in non-agency mortgage-backed securities;
  •
  increased risk premium for holding commercial mortgage loans.

        While the concerns outlined above continue to negatively affect the Company's market capitalization, it is the Company's belief that the following factors support the underlying stability and growth potential of its reporting units:

  •
  The Company's position is shared by many others in the industry, and its ratio of market value to book value is in line with peer company averages.
  •
  The Company has experienced improved credit and financial strength ratings over the past 3 years.
  •
  Operating earnings continue to exceed projections.

  •
  Risk-based-capital is near its highest ever level, indicating a strong financial position.
  •
  The Company experienced impairment losses in 2010 and 2011 which were below projected levels.
  •
  Problem loans within the Company's mortgage loan portfolio are within historical norms, and are not expected to have an adverse affect on the Company's liquidity.
  •
  Overall, the performance of the Company's investment portfolio is in line with its expectations.

        While continued deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company's reporting units, in the Company's view, the key assumptions used in its estimates of fair value of its reporting units continue to be adequate, and market capitalization being below book value did not result in a triggering or impairment event

7. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

        The Company issues variable universal life and variable annuity products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 8.5%, age-based mortality consistent with 61% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table, lapse rates ranging from 1%—25% (depending on product type and duration), and an average discount rate of 6.3%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

        The variable annuity separate account balances subject to GMDB were $6.2 billion as of December 31, 2011. The total guaranteed amount payable based on variable annuity account balances as of December 31, 2011, was $332.1 million (including $317.7 million in the Annuities segment and $14.4 million in the Acquisitions segment) with a GMDB reserve of $0.3 million in the Acquisitions segment. The average attained age of contract holders as of December 31, 2011 for the Company was 67.

        These amounts exclude the variable annuity business of the Chase Insurance Group, which consisted of five insurance companies that manufactured and administered traditional life insurance and annuity products and four non-insurance companies (which collectively are referred to as the "Chase Insurance Group") which has been 100% reinsured to CALIC, under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $33.3 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2011, was 63.

        Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Beginning balance	$6,412	$342	$1,205
Incurred guarantee benefits	7,171	11,799	10,193
Less: Paid guarantee benefits	3,785	5,729	11,056

Ending balance	$9,798	$6,412	$342

        Account balances of variable annuities with guarantees invested in variable annuity separate accounts are as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Equity mutual funds	$3,972,729	$3,149,445
Fixed income mutual funds	2,185,654	1,279,639

Total	$6,158,383	$4,429,084

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

        Activity in the Company's deferred sales inducement asset was as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Deferred asset, beginning of period	$112,147	$116,298	$99,132
Amounts deferred	29,472	25,587	24,506
Amortization	(16,092)	(29,738)	(7,340)

Deferred asset, end of period	$125,527	$112,147	$116,298

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

        Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2011, the Company had reinsured approximately 62% of the face value of its life insurance in-force. The Company has reinsured approximately 27% of the face value of its life insurance in-force with the following three reinsurers:

  •
  Security Life of Denver Insurance Co. (currently administered by Hanover Re)

  •
  Swiss Re Life & Health America Inc.

  •
  Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

        The Company has not experienced any credit losses for the years ended December 31, 2011, 2010, or 2009 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life. During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional and universal life products.

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

        The following table presents the net life insurance in-force:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Millions)
Direct life insurance in-force	$728,670	$753,519	$755,263
Amounts assumed from other companies	32,813	18,799	19,826
Amounts ceded to other companies	(469,530)	(495,056)	(515,136)

Net life insurance in-force	$291,953	$277,262	$259,953

Percentage of amount assumed to net	11%	7%	8%

        The following table reflects the effect of reinsurance on life insurance premiums written and earned:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Millions)
Direct premiums	$2,245	$2,153	$2,146
Reinsurance assumed	248	167	97
Reinsurance ceded	(1,278)	(1,284)	(1,318)

Net premiums(1)	$1,215	$1,036	$925

Percentage of amount assumed to net	20%	16%	11%
(1)
Includes annuity policy fees of $74.9 million, $43.4 million, and $34.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

        The Company has also reinsured accident and health risks representing $14.5 million, $17.1 million, and $24.2 million of premium income, while the Company has assumed accident and health risks representing $21.7 million, $0.1 million, and $2.5 million of premium income for 2011, 2010, and 2009, respectively. In addition, the Company reinsured property and casualty risks representing $102.0 million, $106.8 million, and $184.9 million of premium income, while the Company assumed property and casualty risks representing $6.3 million, $7.1 million, and $81.0 million of premium income for 2011, 2010, and 2009, respectively.

        As of December 31, 2011 and 2010, policy and claim reserves relating to insurance ceded of $5.6 billion are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2011 and 2010, the Company had paid $127.1 million and $132.6 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2011 and 2010, the Company had receivables of $64.9 million and $64.8 million, respectively, related to insurance assumed.

        During 2006, the Company recorded $27.1 million of bad debt charges related to its Lender's Indemnity product line. These bad debt charges followed the bankruptcy filing related to CENTRIX Financial LLC ("CENTRIX"), the originator and servicer of the business, and are the result of the Company's assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program. The Company ceased offering the Lender's Indemnity product in 2003 with the last policy expiring in 2009. The Company has been actively working to settle its exposure with the various policyholders since 2007. From 2007 through 2009, the majority of the Company's exposure was settled successfully. The business was ceded to an affiliate of CENTRIX until the treaty was commuted in 2009 with no net financial impact to the Company. During 2010, the Company successfully settled its last and as a result of this final settlement, $7.8 million in excess reserves were released in the first quarter of 2010.

        The Company's third party reinsurance receivables amounted to $5.6 billion as of December 31, 2011 and 2010. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2011			2010
	Reinsurance Receivable	A.M. Best Rating		Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Security Life of Denver Insurance Co.	$626.4	A		$609.1	A
Swiss Re Life & Health America, Inc.	624.4	A	+	612.3	A
Lincoln National Life Insurance Co.	479.4	A	+	460.7	A	+
Transamerica Life Insurance Co.	392.9	A	+	428.0	A	+
American United Life Insurance Co.	325.1	A	+	324.5	A
Employers Reassurance Corp.	290.2	A	-	302.8	A	-
RGA Reinusrance Co.	228.2	A	+	221.2	A	+
The Canada Life Assurance Company	219.1	A	+	216.4	A	+
XL Life Ltd.	183.0	A	-	180.4	A	-
Scottish Re (U.S.), Inc.	179.9	NR	(1)	197.5	E
(1)
Scottish Re (U.S.), Inc. is not rated as of December 31, 2011.

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

9. DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

        Debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$170,000	$142,000
7.45% Medium-Term Notes (1996), due 2011	—	9,852
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
6.40% Senior Notes (2007), due 2018	150,000	150,000
7.375% Senior Notes (2009), due 2019	400,000	400,000
8.00% Senior Notes (2009), due 2024, callable 2014	100,000	100,000
8.45% Senior Notes (2009), due 2039	300,000	300,000

Total Debt	$1,520,000	$1,501,852

Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$103,093	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	118,557	118,557
6.125% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
7.25% Capital Securities (2006), due 2066, callable 2011	200,000	200,000

Total subordinated debt securities	$524,743	$524,743

        During the year ended December 31, 2011, the Company's Medium-Term Notes of $9.9 million matured and were paid in full, along with applicable accrued interest

        For the next five years, the Company's future maturities of debt, excluding notes payable to banks, and subordinated debt securities are $250.0 million in 2013, $150.0 million in 2014, and $1,474.7 million thereafter.

        Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the "Credit Facility"). The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of the Company's senior unsecured long-term debt. The Credit Agreement provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $170.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of December 31, 2011. The Company was not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2011.

        The following is a summary of the Company's estimated debt covenant calculations as of December 31, 2011:

	Requirement	Actual Results
Consolidated net worth margin	greater than or equal to 0	greater than $750 million
Debt to total capital ratio*	Less than 40%	Approximately 29%
Total adjusted capital margin	greater than or equal to 0	Approximately $1.6 billion
Interest cash inflow available compared to adjusted consolidated interest expense	greater than 2.0 to 1	greater than 5.0 to 1
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

        In May 2003, the Company closed on offerings of $250.0 million of 4.30% Senior Notes due in 2013. These senior notes were offered and sold pursuant to the Company's shelf registration statement on Form S-3. Under the terms of the Senior Notes, interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2003.

        In October 2004, the Company closed on offerings of $150.0 million of 4.875% Senior Notes due in 2014. These senior notes were offered and sold pursuant to the Company's shelf registration statement on Form S-3. Under the terms of the Senior Notes, interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2005.

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

Non-Recourse Funding Obligations

  Golden Gate II Captive Insurance Company

        Golden Gate II Captive Insurance Company ("Golden Gate II"), a special purpose financial captive insurance company wholly owned by PLICO, had $575 million of outstanding non-recourse funding obligations as of December 31, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of the Company's affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of December 31, 2011, securities related to $407.8 million of the outstanding balance of the non-recourse funding obligations was held by external parties and securities related to $167.2 million of the non-recourse funding obligations was held by our affiliates. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although we have agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, we have entered into certain support agreements with Golden Gate II obligating us to make capital contributions or provide support related to certain of Golden Gate II's expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate II.

        Non-recourse funding obligations outstanding as of December 31, 2011, on a consolidated basis, are shown in the following table:

Issuer	Balance	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate II Captive Insurance Company	$407,800	2052	1.35%

Total	$407,800

        During 2011, the Company repurchased $124.6 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $40.1 million pre-tax gain for the Company.

Letters of Credit

        Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the "LOC") in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company ("WCL"). The LOC balance increased during 2011 in accordance with the terms of the Reimbursement Agreement. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from

UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $560 million as of December 31, 2011. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, and subsequently amended and restated as of October 1, 2011. Pursuant to the terms of the Reimbursement Agreement, in the event amounts are drawn under the LOC by the trustee on behalf of WCL, Golden Gate III will be obligated, subject to certain conditions, to reimburse UBS for the amount of any draw and any interest thereon. The Reimbursement Agreement is non-recourse to the Company, PLICO and WCL. Pursuant to the terms of a letter agreement, we have agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement. Pursuant to the Reimbursement Agreement, Golden Gate III has collateralized its obligations to UBS by granting UBS a security interest in certain of its assets.

        Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, each quarter of 2011 and was $455 million as of December 31, 2011. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement originally effective October 1, 2010, which was subsequently amended and restated as of July 1, 2011. Pursuant to the terms of the Reimbursement Agreement, in the event amounts are drawn under the LOC by the trustee on behalf of WCL, Golden Gate IV will be obligated, subject to certain conditions, to reimburse UBS for the amount of any draw and interest thereon. The Reimbursement Agreement is "non-recourse" to the Company, PLICO and WCL. Pursuant to the terms of a letter agreement with UBS, we have agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement. Pursuant to the Reimbursement Agreement, Golden Gate IV has collateralized its obligations to UBS by granting UBS a security interest in certain of its assets.

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

        Interest expense on long-term debt and subordinated debt securities totaled $130.9 million, $131.1 million, and $83.4 million in 2011, 2010, and 2009, respectively. The $0.2 million decrease was related to payments made to reduce the balance on the Credit Facility. The interest expense on other obligations, non-recourse funding obligations, and other temporary borrowings was $28.2 million, $20.0 million, and $30.7 million in 2011, 2010, and 2009, respectively. The $8.2 million variance was primarily due to an increase in the letter of credit fees associated with Golden Gate III and Golden Gate IV, offset by the repayment of the medium term notes and a decrease in the balance of the non-recourse funding obligations.

10. MORTGAGE LOANS

Mortgage Loans

        The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2011, the Company's mortgage loan holdings were approximately $5.4 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in the Company's view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it have chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

        The Company's commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income.

        The following table includes a breakdown of the Company's commercial mortgage loan portfolio by property type as of December 31, 2011:

Type	Percentage of Mortgage Loans on Real Estate
Retail	65.7%
Office Buildings	13.4
Apartments	11.3
Warehouses	7.6
Other	2.0

100.0%

        The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's exposure represents more than 2.0% of mortgage loans. Approximately 74.5% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Texas	11.9%
Georgia	9.2
Tennessee	7.4
Florida	7.0
Alabama	6.8
South Carolina	6.0
North Carolina	5.4
Ohio	5.0
Utah	4.5
California	3.2
Indiana	2.8
Michigan	2.7
Pennsylvania	2.6

74.5%

        During 2011, the Company funded approximately $907.0 million of new loans, which included $439.0 million of loans acquired from the Liberty Life coinsurance transaction, with an average loan size of $2.3 million. The average size mortgage loan in the portfolio as of December 31, 2011, was $2.6 million, and the weighted-average interest rate was 6.24%. The largest single mortgage loan was $38.7 million.

        Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $196.6 million would become due in 2012, $1.4 billion in 2013 through 2017, $772.9 million in 2018 through 2022, and $272.4 million thereafter.

        The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2011 and 2010, approximately $876.8 million and $884.7 million, respectively, of the Company's mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income.

        As of December 31, 2011, less than 0.12%, or $41.4 million, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company's mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement.

        As of December 31, 2011, $12.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the nine month period ending December 31, 2011. In addition, the Company foreclosed on some nonperforming loans and converted them to $9.9 million of real estate properties during the year ending December 31, 2011.

        As of December 31, 2011, $18.4 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the year ending December 31, 2011. In addition, the Company foreclosed on some nonperforming loans and converted them to $0.5 million of real estate properties during the year ending December 31, 2011.

        As of December 31, 2011 and 2010, the Company had an allowance for mortgage loan credit losses of $6.5 million and $11.7 million, respectively. Over the past ten years, the Company's commercial mortgage loan portfolio has experienced an average credit loss factor of approximately 0.02%. Due to such low historical losses, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating reserves, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan's original effective interest rate, or the current estimated fair value of the loan's underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan. A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

        An analysis of the change in the allowance for mortgage loan credit losses is provided in the following chart:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Beginning balance	$11,650	$1,725
Charge offs	(16,278)	(1,146)
Recoveries	(2,471)	—
Provision	13,574	11,071

Ending balance	$6,475	$11,650

        It is the Company's policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company's general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of December 31, 2011.

	30–59 Days Delinquent	60–89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$51,767	$2,348	$12,536	$66,651
Number of delinquent commercial mortgage loans	10	1	6	17

        The Company's commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of December 31:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
2011
Commercial mortgage loans:
With no related allowance recorded	$7,917	$10,926	$—	$1,979	$34	$34
With an allowance recorded	15,521	15,521	6,475	5,174	117	181
2010
Commercial mortgage loans:
With no related allowance recorded	$1,579	$1,579	$—	$1,579	$—	$—
With an allowance recorded	18,642	18,642	11,650	4,661	805	767
        In June of 2009, the FASB amended the guidance related to variable interest entities ("VIE") which was later codified in the ASC through ASU No. 2009-17. Among other accounting and disclosure requirements, this guidance replaced the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact its economics and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, the FASB amended the guidance related to accounting for transfers of financial assets which was later codified in the ASC through ASU No. 2009-16. This guidance was effective on January 1, 2010.

        Based on the Company's analysis, the Company determined that it had interests in two former qualifying special-purpose entity ("QSPEs") that were determined to be VIEs as of January 1, 2010. These two VIEs were trusts used to facilitate commercial mortgage loan securitizations. The Company's variable interests in the trusts are created by the contract to service the mortgage loans held by the trusts as well as the retained beneficial interests in certain of these securities issued by the trusts. The activities that most significantly impact the economics of the trusts are predominantly related to the servicing of the mortgage loans, such as timely collection of principal and interest, direction of foreclosure proceedings, and management and sale of foreclosed real estate owned by the trusts. The Company is the servicer responsible for these activities and has the sole power to appoint such servicer through its beneficial interests in the securities. These criteria give the Company the power to direct the activities of the trusts that most significantly impact the trusts economic performance. Additionally, the Company is obligated, as an owner of the securities issued by the trusts, to absorb its share of losses on the securities. Based on the fact that the Company has the power to direct the activities that most significantly impact the economics of the trusts and the obligation to absorb losses that could potentially be significant, it was determined that the Company is the primary beneficiary of the trusts, thus resulting in consolidation.

11. COMMITMENTS AND CONTINGENCIES

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

        The Company leases administrative and marketing office space in approximately 20 cities including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $6.8 million, $6.9 million, and $6.6 million for the year ended December 31, 2011, 2010, and 2010, respectively. The aggregate annualized rent was approximately $9.3 million for the year ended December 31, 2011. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2012	$9,337
2013	8,129
2014	6,544
2015	4,903
2016	3,185
Thereafter	994

        Additionally, the Company leases a building contiguous to its home office. The lease extends to January 2014. At the end of the lease term the Company may purchase the building for approximately $75 million. The following is a schedule by year of future minimum rental payments required under this lease:

Year	Amount
(Dollars In Thousands)
2012	$737
2013	735
2014	75,070

        As of December 31, 2011 and 2010, the Company had outstanding mortgage loan commitments of $182.4 million at an average rate of 5.58% and $212.5 million at an average rate of 5.94%, respectively.

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

        Although the Company cannot predict the outcome of any litigation or regulatory action, the Company does not believe that any such outcome will have an impact, either individually or in the aggregate, on its financial condition or results of operations that differs materially from the Company's established liabilities. Given the inherent difficulty in predicting the outcome of such matters, however, it is possible that an adverse outcome in certain such matters could be material to the Company's financial condition or results of operations for any particular reporting period.

12. SHAREOWNERS' EQUITY

        As of December 31, 2011, approximately $741.8 million of consolidated shareowners' equity, excluding net unrealized gains on investments, represented net assets of the Company's insurance subsidiaries that cannot be transferred to Protective Life Corporation. In addition, the Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries in 2012 is estimated to be $307.2 million.

        Activity in the Company's issued and outstanding common stock is summarized as follows:

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 31, 2008	73,251,960	3,346,153	69,905,807
Shares issued	15,525,000	—	15,525,000
(Reissuance of)/deposits to treasury stock	—	(149,996)	149,996

Balance, December 31, 2009	88,776,960	3,196,157	85,580,803
(Reissuance of)/deposits to treasury stock	—	(87,174)	87,174

Balance, December 31, 2010	88,776,960	3,108,983	85,667,977
(Reissuance of)/deposits to treasury stock	—	3,998,782	(3,998,782)

Balance, December 31, 2011	88,776,960	7,107,765	81,669,195

        Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. None of these shares have been issued as of December 31, 2011.

13. STOCK-BASED COMPENSATION

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

        The criteria for payment of the 2011 performance awards is based primarily on the Company's average operating return on average equity ("ROE") over a three-year period. If the Company's ROE is below 9.0%, no award is earned. If the Company's ROE is at or above 10.0%, the award maximum is earned. Awards are paid in shares of the Company's common stock. The criteria for payment of performance awards, in prior years, is based primarily upon a comparison of the Company's average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of the Company) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if the Company's results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if the Company's results are below the 40th percentile of the comparison group, no portion of the award is earned. If the Company's results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of the Company's common stock. Performance share awards of 191,100 were issued during the year ended December 31, 2011 and no performance share awards were issued during the year ended December 31, 2010.

        Performance share awards in 2011, 2010, 2009, and 2008 and the estimated fair value of the awards at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value
		(Dollars In Thousands)
2011	191,100	$5,400
2010	—	—
2009	—	—
2008	75,900	2,900

        Performance shares are equivalent in value to one share of our common stock times the award earned percentage payout. In the past, the Company has also issued performance-based stock appreciation rights ("P-SARs"). P-SARs convert to the equivalent of one stock appreciation right ("SARs") if earned times the award percentage payout. The P-SARs, once converted to SARs, expire 10 years after the grant date. As of December 31, 2011, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 530,000 shares.

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

	Weighted-Average Base Price per share	No. of SARs
Balance at December 31, 2008	$33.33	1,559,573
SARs granted	3.57	915,829
SARs exercised / forfeited	40.16	(6,200)

Balance at December 31, 2009	22.28	2,469,202

SARs granted	18.34	344,400
SARs exercised / forfeited	20.98	(488,765)

Balance at December 31, 2010	21.97	2,324,837

SARs exercised / forfeited / expired	8.31	(50,608)

Balance at December 31, 2011	$22.27	2,274,229

        The following table provides information as of December 31, 2011, about equity compensation plans under which the Company's common stock is authorized for issuance:

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2011 (a)		Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2011 (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of December 31, 2011 (c)
Equity compensation plans approved by shareowners	2,869,496	(1)	$22.27	(3)	2,598,799	(4)
Equity compensation plans not approved by shareowners	343,548	(2)	Not applicable		Not applicable	(5)

Total(2)	3,213,044	(1)(2)	$22.27	(3)	2,598,799	(4)(6)

(1)	Includes the following number of shares of common stock with respect to outstanding awards under the LTIP, determined as provided in the LTIP: (a) 1,478,249 shares issuable with respect to outstanding SARs (assuming for this purpose that one share of common stock will be payable with respect to each outstanding SAR); (b) 312,536 shares issuable with respect to outstanding performance share awards (assuming for this purpose that the awards are payable based on estimated performance under the awards as of September 30, 2011); and (c) 760,435 shares issuable with respect to outstanding restricted stock units (assuming for this purpose that shares will be payable with respect to all outstanding restricted stock units); and (d) 318,276 shares issuable with respect to stock equivalents representing previously earned awards under the LTIP that the recipient deferred under our Deferred Compensation Plan for Officers.
(2)

Includes the following number of shares of common stock, determined as provided in the plans decribed below: (a) 238,811 shares issuable with respect to stock equivalents pursuant to our Deferred Compensation Plan for Directors Who Are Not Employees of the Company; (b) 104,737 shares issuable with respect to stock equivalents pursuant to our Deferred Compensation Plan for Officers; and (c) there were no shares issuable with respect to stock equivalents pursuant to our Regional Sales Manager Deferred Bonus Plan.

(3)	Based on exercise prices of outstanding SARs.
(4)

Represents (a) 2,526,346 shares of common stock available for future issuance under the LTIP; and (b) 72,453 shares of common stock available for future issuance under the Stock Plan for Non-Employee Directors.

(5)

The plans listed in Note (2) do not currently have limits on the number of shares of common stock issuable under such plans. The total number of shares of common stock that may be issuable under such plans will depend upon, among other factors, the deferral elections made by the plans' participants.

(6)	Plus any shares that become issuable under the plans listed in Note (2).

        The outstanding SARs as of December 31, 2011, were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$32.00	360,000	1	360,000
26.49	50,000	2	50,000
41.05	111,700	4	111,700
48.60	38,400	5	38,400
45.70	35,070	5	35,070
43.46	186,975	6	186,975
48.05	3,000	6	3,000
41.12	2,500	6	2,500
38.59	313,000	7	235,600
3.50	830,832	8	534,710
9.54	5,000	8	3,333
17.48	8,000	9	2,666
18.36	328,752	9	108,354
20.40	1,000	9	333

        There were no SARs issued for the year ended December 31, 2011. The SARs issued for the year ended December 31, 2010, had estimated fair values at grant date of $3.3 million. These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and an expected exercise date of 2016.

        Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. The Company issued 175,500 restricted stock units for the year ended December 31, 2011. These awards had a total fair value at grant date of $5.0 million. Approximately half of these restricted stock units vest in 2014, and the remainder vest in 2015. For the year ended December 31, 2010, the Company issued 360,450 restricted stock units that had a fair value at grant date of $6.6 million.

        The Company recognizes all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by the Company for its stock-based compensation plans was $10.2 million, $10.2 million, and $3.9 million in 2011, 2010, and 2009, respectively. The Company's obligations of its stock-based compensation plans that are expected to be settled in shares of the Company's common stock are reported as a component of shareowners' equity, net of deferred taxes.

14. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan and Unfunded Excess Benefit Plan

  •
  The Company sponsors a defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of Employee Retirement Income Security Act ("ERISA") plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. During the twelve months ended December 31, 2011, the Company contributed $5.7 million to its defined benefit pension plan for the 2010 plan year and $6.7 million to its defined benefit pension plan for the 2011 plan year. In addition, during January of 2012, the Company made a $2.3 million contribution to the defined benefit pension plan for the 2011 plan year. The Company has not yet determined what amount it will fund for the remainder of 2012, but estimates that the amount will be between $15 million and $20 million.

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

	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan
	2011	2010	2011	2010
	(Dollars In Thousands)
Accumulated benefit obligation, end of year	$186,300	$154,113	$33,675	$30,195

Change in projected benefit obligation:
Benefit obligation at beginning of year	$165,704	$147,373	$31,592	$29,508
Service cost	8,682	7,423	679	584
Interest cost	8,938	8,091	1,506	1,545
Amendments	94	—	3	—
Actuarial (gain) or loss	23,859	7,890	4,187	1,444
Special termination benefits	—	—	—	—
Benefits paid	(8,115)	(5,073)	(1,711)	(1,489)

Benefit obligation at end of year	199,162	165,704	36,256	31,592

Change in plan assets:
Fair value of plan assets at beginning of year	117,856	102,276	—	—
Actual return on plan assets	2,874	12,355	—	—
Employer contributions(1)	12,443	8,298	1,711	1,489
Benefits paid	(8,115)	(5,073)	(1,711)	(1,489)

Fair value of plan assets at end of year	125,058	117,856	—	—

After reflecting FASB guidance:
Funded status	(74,104)	(47,848)	(36,256)	(31,592)

Amounts recognized in the balance sheet:
Other assets	—	—	—	—
Other liabilities	(74,104)	(47,848)	(36,256)	(31,592)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	91,804	66,422	11,924	8,618
Prior service cost/(credit)	(2,208)	(2,694)	60	69

Net transition asset	$89,596	$63,728	$11,984	$8,687

(1)
Employer contributions disclosed are based on the Company's fiscal filing year.

        Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan
	2011	2010	2011	2010
Discount rate	4.62%	5.30%	4.07%	4.79%
Rate of compensation increase	2.5 - 3.0	2.5 - 3.0	3.5 - 4.0	3.5 - 4.0
Expected long-term return on plan assets	7.75	7.75	N/A	N/A

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

        Weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefit Plan
	2011	2010	2009	2011	2010	2009
Discount rate	5.30%	5.57%	6.30%	4.79%	5.40%	6.30%
Rates of compensation increase	2.5 - 3.0	0 - 3.75	3.75	3.5 - 4.0	0 - 4.75	4.75
Expected long-term return on plan assets	7.75	8.00	8.00	N/A	N/A	N/A

        Components of the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefit Plan
	2011	2010	2009	2011	2010	2009
	(Dollars In Thousands)
Service cost—benefits earned during the period	$8,682	$7,423	$6,834	$679	$584	$556
Interest cost on projected benefit obligation	8,938	8,091	7,847	1,506	1,545	1,701
Expected return on plan assets	(10,021)	(9,349)	(9,569)	—	—	—
Amortization of prior service cost/(credit)	(392)	(403)	(403)	12	12	12
Amortization of actuarial losses(1)	5,625	3,905	2,017	881	653	458

Total benefit cost	$12,832	$9,667	$6,726	$3,078	$2,794	$2,727

(1)
2011 average remaining service period used is 8.29 years and 7.51 years for the defined benefit pension plan and unfunded excess benefit plan, respectively.

        The estimated net actuarial loss, prior service cost/(credit), and transition obligation for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2012 is as follows:

	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
	(Dollars In Thousands)
Net actuarial loss	$7,594	$1,104
Prior service cost/(credit)	(392)	12
Transition obligation	—	—

        The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

        Allocation of plan assets of the defined benefit pension plan by category as of December 31 are as follows:

Asset Category	Target Allocation for 2012	2011	2010
Cash and cash equivalents	2.0%	1.0%	1.0%
Equity securities	60.0	61.0	60.0
Fixed income	38.0	38.0	39.0

Total	100.0%	100.0%	100.0%

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

        Plan assets of the defined benefit pension plan by category as of December 31, are as follows:

	As of December 31,
Asset Category	2011	2010
	(Dollars In Thousands)
Cash and cash equivalents	$1,004	$2,072
Equity securities:
Russell 3000 Equity Index Fund	52,792	54,737
Spartan U.S. Equity Index Fund	29,735	21,644
Fixed income	41,527	39,403

Total investments	125,058	117,856
Employer contribution receivable	2,270	1,598

Total	$127,328	$119,454

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

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$—	$1,004	$—	$1,004
Collective investment funds	—	82,527	—	82,527
Group deposit administration annuity contract	—	—	41,527	41,527

Total investments	$—	$83,531	$41,527	$125,058

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$—	$2,072	$—	$2,072
Collective investment funds	—	76,381	—	76,381
Group deposit administration annuity contract	—	—	39,403	39,403

Total investments	$—	$78,453	$39,403	$117,856

        For the year ended December 31, 2011, there were no transfers between levels.

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

        A reconciliation of the beginning and ending balances for the fair value measurements for which significant unobservable inputs (Level 3) have been used is as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Balance, beginning of year	$39,403	$34,892
Interest income	2,124	1,947
Transfers from collective short-term investments fund	—	5,000
Transfers to collective short-term investments fund	—	(2,436)

Balance, end of year	$41,527	$39,403

        Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.

        Estimated future benefit payments under the defined benefit pension plan are as follows:

Years	Defined Benefit Pension Plan	Unfunded Excess Benefits Plan
	(Dollars In Thousands)
2012	$8,770	$2,984
2013	9,698	2,888
2014	9,448	2,880
2015	10,083	2,923
2016	11,420	3,152
2017-2021	67,686	14,888

Other Postretirement Benefits

        In addition to pension benefits, the Company provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2011 and 2010, the accumulated postretirement benefit obligation associated with these benefits was $0.9 million and $1.3 million, respectively.

        The change in the benefit obligation for the retiree medical plan is as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,309	$1,659
Service cost	9	15
Interest cost	28	50
Amendments	(29)	—
Actuarial (gain) or loss	(297)	(238)
Plan participant contributions	255	272
Benefits paid	(326)	(449)
Special termination benefits	—	—

Benefit obligation, end of year	$949	$1,309

        For the retiree medical plan, the Company's discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2011, is 1.97% and 2.66%, respectively.

        For a closed group of retirees over age 65, the Company provides a prescription drug benefit. As of December 31, 2011 and 2010, the Company's liability related to this benefit was less than $0.1 million and $0.1 million, respectively. The Company's obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        The Company also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The accumulated postretirement benefit obligation associated with these benefits is as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$7,955	$7,337
Service cost	118	110
Interest cost	416	413
Amendments	—	22
Actuarial (gain) or loss	816	387
Plan participant contributions	—	—
Benefits paid	(354)	(314)
Special termination benefits	—	—

Benefit obligation, end of year	$8,951	$7,955

        For the postretirement life insurance plan, the Company's discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2011, is 4.62% and 5.40%, respectively.

        The Company's expected long-term rate of return assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2011, is 3.45% and 3.75%, respectively. In assessing the reasonableness of its long-term rate of return assumption, the Company utilized a 20 year annualized return and a 20 year average return on Barclay's short treasury index. The Company's long-term rate of return assumption was determined based on analytics related to these 20 year return results.

        Investments of the Company's group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.

        The fair value of each major category of plan assets for the Company's postretirement life insurance plan is as follows:

	For The Year Ended December 31,
Category of Investment	2011	2010	2009
	(Dollars In Thousands)
Money Market Fund	$6,193	$6,217	$6,235

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

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money Market Fund	$6,193	$—	$—	$6,193

        The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money Market Fund	$6,217	$—	$—	$6,217

        For the year ended December 31, 2011 and 2010, there were no transfers between levels.

        Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan

        The Company sponsors a 401(k) Plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax "Roth" contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($16,500 for 2011). The Plan also provides a "catch-up" contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($5,500 for 2011). The Company matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee's pay per year per person. All matching contributions vest immediately.

        Prior to 2009, employee contributions to the Company's 401(k) Plan were matched through use of an ESOP established by the Company. Beginning in 2009, the Company adopted a cash match for employee contributions to the 401(k) plan and recorded an expense of $4.6 million for 2009. For the year ended December 31, 2011 and 2010, the Company recorded an expense of $5.6 million and $5.1 million, respectively.

        Effective as of January 1, 2005, the Company adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by the Company for this employee benefit was $0.4 million, $0.2 million, and $0.3 million, respectively, in 2011, 2010, and 2009.

Deferred Compensation Plan

        The Company has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof. The Company may, from time to time, reissue treasury shares or buy in the open market shares of common stock to fulfill its obligation under the plans. As of December 31, 2011, the plans had 886,600 common stock equivalents credited to participants. The Company's obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of its common stock, in which case they are reported as a component of shareowners' equity.

15. EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income available to PLC's common shareowners by the weighted-average number of common shares outstanding during the period, including shares issuable under various deferred compensation plans. Diluted earnings per share is computed by dividing net income available to PLC's common shareowners by the weighted-average number of common shares and dilutive potential common shares outstanding during the period, assuming the shares were not anti-dilutive, including shares issuable under various stock-based compensation plans and stock purchase contracts.

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share is presented below:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Calculation of basic earnings per share:
Net income available to PLC's common shareowners	$339,070	$260,241	$271,488

Average shares issued and outstanding	84,309,804	85,638,080	79,579,777
Issuable under various deferred compensation plans	898,808	928,989	908,917

Weighted shares outstanding—basic	85,208,612	86,567,069	80,488,694

Per share:
Net income available to PLC's common shareowners—basic	$3.98	$3.01	$3.37

Calculation of diluted earnings per share:
Net income available to PLC's common shareowners	$339,070	$260,241	$271,488

Weighted shares outstanding—basic	85,208,612	86,567,069	80,488,694
Stock appreciation rights ("SARs")(1)	468,810	467,170	364,691
Issuable under various other stock-based compensation plans	122,027	134,379	138,514
Restricted stock units	675,780	507,239	257,366

Weighted shares outstanding—diluted	86,475,229	87,675,857	81,249,265

Per share:
Net income available to PLC's common shareowners—diluted	$3.92	$2.97	$3.34

(1)
Excludes 1,440,047; 1,455,395; and 1,556,873; SARs as of December 31, 2011, 2010, and 2009, respectively, that are antidilutive. In the event the average market price exceeds the issue price of the SARs, such rights would be dilutive to the Company's earnings per share and will be included in the Company's calculation of the diluted average shares outstanding, for applicable periods.

16. INCOME TAXES

        The Company's effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%
State income taxes	0.4	0.5	0.3
Investment income not subject to tax	(2.0)	(1.4)	(1.2)
Uncertain tax positions	0.0	(1.1)	0.2
Other	(0.3)	0.2	0.6

	33.1%	33.2%	34.9%

        The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

        The components of the Company's income tax expense related to income before the cumulative effect of a change in accounting principle are as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Income tax expense per the income tax returns:
Federal	$9,510	$(6,723)	$(53,986)
State	264	3,509	4,259

Total current	$9,774	$(3,214)	$(49,727)

Deferred income tax expense:
Federal	$155,512	$133,979	$196,562
State	2,551	(1,698)	(1,545)

Total deferred	$158,063	$132,281	$195,017

        The components of the Company's net deferred income tax liability are as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Deferred income tax assets:
Premium receivables and policy liabilities	$35,432	$158,925
Invested assets (other than unrealized gains)	60,524	83,203
Deferred compensation	72,944	58,123
U.S. capital loss carryforwards	4,763	—
Other	3,332	—
Valuation allowance	(2,593)	(3,354)

	174,402	296,897

Deferred income tax liabilities:
Deferred policy acquisition costs and value of business acquired	1,158,699	1,113,451
Other	—	22,259
Unrealized gain on investments	556,100	183,317

	1,714,799	1,319,027

Net deferred income tax (liability) asset	$(1,540,397)	$(1,022,130)

        In management's judgment, the gross deferred income tax asset as of December 31, 2011, will more likely than not be fully realized. As of December 31, 2011, the Company had U.S. capital loss carryforwards of $12.4 million which will expire if not used by 2014 and $1.2 million which will expire if not used by 2015. The Company has no U.S. ordinary loss carryforwards as of December 31, 2011. With regard to state tax loss carryforwards, the Company has recognized a valuation allowance of $2.6 million and $3.4 million as of December 31, 2011 and 2010, respectively, related to operating loss carryforwards that it has determined are more likely than not to expire unutilized. This resulting favorable change of $0.5 million, net of federal income taxes, reduced state income tax expense in 2011 by the same amount. As of December 31, 2011 and 2010, no valuation allowances were established with regard to deferred tax assets relating to impairments on fixed maturities, capital loss carryforwards, and unrealized losses on investments. As of December 31, 2011 and 2010, the Company relied upon certain prudent and feasible tax-planning strategies and its ability and intent to hold to recovery its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold any unrealized loss bond to maturity, thereby avoiding a realized loss, or to generate a realized gain from unrealized gain bonds if such unrealized loss bond is sold at a loss prior to maturity. As of December 31, 2011, the Company recorded a net unrealized gain on its fixed maturities.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Balance, beginning of period	$13,181	$26,786
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	106	10,906
Reductions of tax positions of prior years:
Changes in judgment	(8,447)	(14,133)
Settlements during the period	—	(584)
Lapses of applicable statute of limitations	—	(9,794)

Balance, end of period	$4,840	$13,181

        Included in the balance above, as of December 31, 2011 and 2010, are approximately $2.0 million and $10.4 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $2.9 million and $2.8 million as of December 31, 2011 and as of December 31, 2010, respectively.

        Any accrued interest and penalties related to the unrecognized tax benefits have been included in income tax expense. These amounts were a $1.4 million benefit, a $3.6 million benefit, and a $1.1 million expense in 2011, 2010, and 2009, respectively. The Company has approximately $1.6 million and $3.0 million of accrued interest associated with unrecognized tax benefits as of December 31, 2011 and 2010, respectively (before taking into consideration the related income tax benefit that is associated with such an expense).

        Using the information available as of December 31, 2011, the Company believes that in the next 12 months, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease. With regard to the reconciliation above, the reduction in the amount of unrecognized tax benefits due to lapses of applicable statute of limitations was attributable almost entirely to tax issues that were timing in nature. Therefore, aside from the effect of interest cost, such reduction did not result in a decrease in the overall effective income tax rate. During the 12 months ended December 31, 2011 and 2010, the Company's uncertain tax position liability decreased in the amount of $8.4 million and $14.1 million, respectively, as a result of new technical guidance and other developments which led the Company to conclude that the full amount of the associated tax benefit was more than 50% likely to be realized. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for tax years that began before 2003.

17. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest on debt	$158,033	$139,015	$100,174
Income taxes	20,122	(73,711)	5,900
Noncash investing and financing activities:
Change in unallocated stock in ESOP	—	—	474
Stock-based compensation	12,517	9,562	3,567
Decrease in collateral for securities lending transactions	(96,653)	(10,630)	(9,755)

        Total cash interest paid on debt for the year ended December 31, 2011, was $158.0 million. Of this amount, $93.5 million related to interest on long-term debt, $37.6 million related to interest on subordinated debt, $26.3 million related to other obligations and non-recourse funding obligations, and $0.6 million related to short-term debt.

18. RELATED PARTY TRANSACTIONS

        Certain corporations with which the Company's directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $51.0 million, $13.1 million, and $13.4 million, in 2011, 2010, and 2009, respectively. The Company paid commissions, interest on debt and investment products, and fees to these same corporations totaling $4.6 million, $7.2 million, and $2.7 million in 2011, 2010, and 2009, respectively.

        The Company has guaranteed PLICO's obligations for borrowings or letters of credit under the revolving line of credit arrangement to which the Company is also a party. The Company has also issued guarantees, entered into support agreements and/or assumed a duty indemnify its indirect wholly owned captive insurance companies in certain respects. In addition, as of December 31, 2011, the Company is the sole holder of the $800 million balance of outstanding surplus notes issued by one such wholly owned captive insurance company, Golden Gate. Please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources", of this report on Form 10-K for additional information regarding these arrangements.

        As of February 1, 2000, the Company guaranteed the obligations of PLICO under a synthetic lease entered into by PLICO, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to PLICO for construction of a new office building and parking deck. The synthetic lease was amended and restated as of January 11, 2007, wherein as of December 31, 2011, the Company continues to guarantee the obligations of PLICO thereunder.

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

        As of December 31, 2011, the holding company ("PLC") had outstanding loaned securities from certain noninsurance subsidiaries with a fair value amount of $46 million, including accrued interest. These transactions were eliminated in consolidation.

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

        Statutory net income for PLICO was $259.2 million, $303.6 million, and $549.9 million for the year ended December 31, 2011, 2010 and 2009, respectively. Statutory capital and surplus for PLICO was $2.6 billion and $2.6 billion as of December 31, 2011 and 2010, respectively. The maximum amount that would qualify as ordinary dividends to the Company from its insurance subsidiaries in 2012 is estimated to be $307.2 million.

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

        A company's risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company's statutory surplus by comparing it to the RBC. Under RBC requirements, regulatory compliance is determined by the ratio of a company's total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2011, the Company's total adjusted capital and company action level RBC was $2.9 billion and $680.5 million, respectively, providing an RBC ratio of approximately 433%.

        As of December 31, 2011, the Company's insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $32.3 million.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$—	$2,342,123	$7	$2,342,130
Commercial mortgage-backed securities	—	551,559	—	551,559
Other asset-backed securities	—	298,216	614,813	913,029
U.S. government-related securities	664,506	536,173	15,000	1,215,679
State, municipalities, and political subdivisions	—	1,327,713	69	1,327,782
Other government-related securities	—	93,017	—	93,017
Corporate bonds	204	18,460,480	119,601	18,580,285

Total fixed maturity securities—available-for-sale	664,710	23,609,281	749,490	25,023,481

Fixed maturity securities—trading
Residential mortgage-backed securities	—	313,963	—	313,963
Commercial mortgage-backed securities	—	190,247	—	190,247
Other asset-backed securities	—	29,585	28,343	57,928
U.S. government-related securities	555,601	255	—	555,856
State, municipalities, and political subdivisions	—	229,032	—	229,032
Other government-related securities	—	44,845	—	44,845
Corporate bonds	—	1,568,094	—	1,568,094

Total fixed maturity securities—trading	555,601	2,376,021	28,343	2,959,965

Total fixed maturity securities	1,220,311	25,985,302	777,833	27,983,446
Equity securities	243,336	11,310	80,586	335,232
Other long-term investments(1)	27,757	7,785	12,703	48,245
Short-term investments	101,489	—	—	101,489

Total investments	1,592,893	26,004,397	871,122	28,468,412
Cash	267,298	—	—	267,298
Other assets	6,960	—	—	6,960
Assets related to separate acccounts
Variable annuity	6,741,959	—	—	6,741,959
Variable universal life	502,617	—	—	502,617

Total assets measured at fair value on a recurring basis	$9,111,727	$26,004,397	$871,122	$35,987,246

Liabilities:
Annuity account balances(2)	$—	$—	$136,462	$136,462
Other liabilities(1)	2,727	15,370	437,613	455,710

Total liabilities measured at fair value on a recurring basis	$2,727	$15,370	$574,075	$592,172

(1)
Includes certain freestanding and embedded derivatives.

(2)
Represents liabilities related to equity indexed annuities.

        The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities—available-for-sale
Residential mortgage-backed securities	$—	$2,489,106	$20	$2,489,126
Commercial mortgage-backed securities	—	155,125	19,901	175,026
Other asset-backed securities	—	266,262	641,129	907,391
U.S. government-related securities	1,054,375	98,111	15,109	1,167,595
State, municipalities, and political subdivisions	—	969,533	78	969,611
Other government-related securities	14,993	186,214	—	201,207
Corporate bonds	100	15,725,900	65,032	15,791,032

Total fixed maturity securities—available-for-sale	1,069,468	19,890,251	741,269	21,700,988

Fixed maturity securities—trading
Residential mortgage-backed securities	—	426,015	—	426,015
Commercial mortgage-backed securities	—	137,606	—	137,606
Other asset-backed securities	—	24,415	59,925	84,340
U.S. government-related securities	383,423	3,008	3,442	389,873
State, municipalities, and political subdivisions	—	168,900	—	168,900
Other government-related securities	—	126,553	—	126,553
Corporate bonds	—	1,642,664	—	1,642,664

Total fixed maturity securities—trading	383,423	2,529,161	63,367	2,975,951

Total fixed maturity securities	1,452,891	22,419,412	804,636	24,676,939
Equity securities	271,483	10,831	77,098	359,412
Other long-term investments(1)	6,794	3,808	25,065	35,667
Short-term investments	344,796	8,028	—	352,824

Total investments	2,075,964	22,442,079	906,799	25,424,842
Cash	264,425	—	—	264,425
Other assets	6,222	—	—	6,222
Assets related to separate acccounts
Variable annuity	5,170,193	—	—	5,170,193
Variable universal life	534,219	—	—	534,219

Total assets measured at fair value on a recurring basis	$8,051,023	$22,442,079	$906,799	$31,399,901

Liabilities:
Annuity account balances(2)	$—	$—	$143,264	$143,264
Other liabilities(1)	23,995	28,987	190,529	243,511

Total liabilities measured at fair value on a recurring basis	$23,995	$28,987	$333,793	$386,775

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

        For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2011.

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

  Asset-Backed Securities

        This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"). As of December 31, 2011, the Company held $3.7 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

        As of December 31, 2011, the Company held $643.2 million of Level 3 ABS, which included $28.3 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

        The fair value calculation of available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.0%
Par value	$683.7 million
Weighted-average life	13.2 years

  Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

        As of December 31, 2011, the Company classified approximately $22.3 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

        The brokers and third party pricing service utilize valuation models that consist of a hybrid income and market approach to valuation. The pricing model utilizes the following inputs: 1) principal and interest payments, 2) treasury yield curve, 3) credit spreads from new issue and secondary trading markets, 4) dealer quotes with adjustments for issues with early redemption features, 5) liquidity premiums present on private placements, and 6) discount margins from dealers in the new issue market.

        As of December 31, 2011, the Company classified approximately $134.7 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

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

        The fair value calculation of bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	60.0%
Weighted-average yield	5.1%
Weighted-average coupon	5.9%
Par value	$145.7 million
Weighted-average stated maturity	6.0 years

  Equities

        As of December 31, 2011, the Company held approximately $91.9 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank ("FHLB") stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

  Other long-term investments and Other liabilities

        Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 21, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2011, 95.1% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

        Derivative instruments classified as Level 1 include futures, credit default swaps, and puts, which are traded on active exchange markets.

        Derivative instruments classified as Level 2 primarily include interest rate and inflation swaps. These derivative valuations are determined using independent broker quotations, which are corroborated with observable market inputs.

        Derivative instruments classified as Level 3 were embedded derivatives and include at least one significant non-observable input. A derivative instrument containing Level 1 and Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

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

        The guaranteed minimum withdrawal benefits ("GMWB") embedded derivative is carried at fair value in "other long-term investments" and "other liabilities" on the Company's consolidated balance sheet. The changes in fair value are recorded in earnings as "Realized investment gains (losses)—Derivative financial instruments". Refer to Note 21, Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality that is consistent with 61% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company's non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

        The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as "trading securities"; therefore changes in their fair value are also reported in earnings. The fair value of the embedded is the difference between the policy liabilities, net of policy loans compared to the fair value of the trading securities. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings.

  Annuity account balances

        The equity indexed annuity ("EIA") model calculates the present value of future benefit cash flows less the projected future profits to quantify the net liability that is held as a reserve. This calculation is done using multiple risk neutral stochastic equity scenarios. The cash flows are discounted using LIBOR plus a credit spread. Best estimate assumptions are used for partial withdrawals, lapses, expenses and asset earned rate with a risk margin applied to each. These assumptions are reviewed at least annually as a part of the formal unlocking process. If an event were to occur within a quarter that would make the assumptions unreasonable, the assumptions would be reviewed within the quarter.

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

        The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for December 31, 2011, ranged from a one month rate of 1.94%, a 5 year rate of 3.55%, and a 30 year rate of 5.01%. A credit spread component is also included in the calculation to accommodate non-performance risk.

  Separate Accounts

        Separate account assets are invested in open-ended mutual funds and are included in Level 1.

        The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2011, for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$20	$—	$12	$(4)	$—	$—	$(12)	$—	$—	$(9)	$—	$7	$—
Commercial mortgage-backed securities	19,901	—	147	—	(719)	—	(103)	—	—	(19,224)	(2)	—	—
Other asset-backed securities	641,129	4,527	28,873	(8,661)	(50,941)	—	—	—	—	—	(114)	614,813	—
U.S. government-related securities	15,109	—	—	—	(122)	—	—	—	—	—	13	15,000	—
States, municipals, and political subdivisions	78	—	—	—	(1)	—	(9)	—	—	—	1	69	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	65,032	—	5,216	—	(1,689)	40,000	(3,543)	—	—	14,585	—	119,601	—

Total fixed maturity securities—available-for-sale	741,269	4,527	34,248	(8,665)	(53,472)	40,000	(3,667)	—	—	(4,648)	(102)	749,490	—
Fixed maturity securities—trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59,925	1,213	—	(2,689)	—	3,792	(40,292)	—	—	4,002	2,392	28,343	(937)
U.S. government-related securities	3,442	387	—	(476)	—	—	(3,347)	—	—	—	(6)	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	611	—	(1,453)	—	—	(37,292)	—	—	38,039	95	—	—

Total fixed maturity securities—trading	63,367	2,211	—	(4,618)	—	3,792	(80,931)	—	—	42,041	2,481	28,343	(937)
Total fixed maturity securities	804,636	6,738	34,248	(13,283)	(53,472)	43,792	(84,598)	—	—	37,393	2,379	777,833	(937)
Equity securities	77,098	49	555	—	(1,050)	3,962	(49)	—	—	21	—	80,586	—
Other long-term investments(1)	25,065	—	—	(12,362)	—	—	—	—	—	—	—	12,703	(12,362)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—

Total investments	906,799	6,787	34,803	(25,645)	(54,522)	47,754	(84,647)	—	—	37,414	2,379	871,122	(13,299)

Total assets measured at fair value on a recurring basis	$906,799	$6,787	$34,803	$(25,645)	$(54,522)	$47,754	$(84,647)	$—	$—	$37,414	$2,379	$871,122	$(13,299)

Liabilities:
Annuity account balances(2)	$143,264	$—	$—	$(5,850)	$—	$—	$—	$654	$13,306	$—	$—	$136,462	$—
Other liabilities(1)	190,529	—	—	(249,757)	—	—	(2,673)	—	—	—	—	437,613	(249,757)

Total liabilities measured at fair value on a recurring basis	$333,793	$—	$—	$(255,607)	$—	$—	$(2,673)	$654	$13,306	$—	$—	$574,075	$(249,757)

(1)
Represents certain freestanding and embedded derivatives.
(2)
Represents liabilities related to equity indexed annuities.

        For the year ended December 31, 2011, $66.1 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of December 31, 2011.

        For the year ended December 31, 2011, $28.7 million of securities were transferred out of Level 3. This amount was transferred to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs. All transfers are recognized as of the end of the reporting period.

        For the year ended December 31, 2011, there were no transfers from Level 2 to Level 1.

        For the year ended December 31, 2011, $17.2 million of securities were transferred out of Level 1. This amount was transferred to Level 2. These transfers resulted from classification corrections made during the year.

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

  Estimated Fair Value of Financial Instruments

        The carrying amounts and estimated fair values of the Company's financial instruments as of the periods shown below are as follows:

	As of December 31,
	2011		2010
	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$5,353,481	$6,251,902	$4,892,829	$5,336,732
Policy loans	879,819	879,819	793,448	793,448
Liabilities:
Stable value product account balances	$2,769,510	$2,855,614	$3,076,233	$3,163,902
Annuity account balances	10,946,848	10,767,892	10,591,605	10,451,526
Mortgage loan backed certificates	19,755	19,893	61,678	63,127
Debt:
Bank borrowings	$170,000	$170,000	$142,000	$142,000
Senior and Medium-Term Notes	1,350,000	1,494,346	1,359,852	1,455,641
Subordinated debt securities	524,743	525,483	524,743	517,383
Non-recourse funding obligations	407,800	217,529	532,400	389,534

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

  Non-recourse funding obligations

        As of December 31, 2011, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

21. DERIVATIVE FINANCIAL INSTRUMENTS

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

  Derivatives Related to Interest Rate Risk Management

        Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate swaps, interest rate futures, and interest rate caps. The Company's inflation risk management strategy involves the use of swaps that requires the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index ("CPI").

  Derivatives Related to Risk Mitigation of Variable Annuity Contracts

        The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

  •
  Foreign Currency Futures

  •
  Variance Swaps
  •
  Interest Rate Futures
  •
  Equity Options
  •
  Equity Futures
  •
  Credit Derivatives
  •
  Interest Rate Swaps

        The Company has sold credit protection under single name credit default swaps and credit default swap indices for which it receives a premium to insure credit risk. Such credit derivatives are a part of the Company's program to mitigate risks related to certain minimum guaranteed benefits of variable annuity contracts and are designed to offset some portion of the Company's nonperformance risk. The Company will only make a payment in the event there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less an auction-determined recovery rate, to the percentage extent described. A credit event is generally defined to include material default, bankruptcy, or debt restructuring. The Company's maximum amount at risk, assuming the value of all referenced credit obligations is zero, equals the notional value of the credit default swaps. As of December 31, 2011, the Company did not have any open credit default swaps.

Accounting for Derivative Instruments

        The Company records its derivative financial instruments in the consolidated balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in other comprehensive income (loss), depending upon whether it qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists.

        For a derivative financial instrument to be accounted for as a GAAP accounting hedge, it must be identified and documented either as a fair value, cash flow, or foreign currency GAAP accounting hedge contemporaneously at the trade date. For cash flow hedges, the effective portion of their realized gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis.

        The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in "Realized investment gains (losses)—Derivative financial instruments".

Derivative Instruments Designated and Qualifying as Hedging Instruments

  Cash-Flow Hedges

  •
  In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to essentially convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period's change in the CPI. The amounts that are received on the swaps are almost equal to the amounts that are paid on the agreements.

  •
  The Company has entered into an interest rate swap to convert LIBOR-based floating rate interest payments on a certain funding agreement to fixed rate interest payments. This structure is basically the same as that described regarding the CPI-based agreements and swaps.

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

        The Company uses various other derivative instruments for risk management purposes that do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

  Derivatives related to variable annuity contracts

  •
  The Company uses equity, interest rate, and currency futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $30.1 million and $42.3 million, and interest rate futures resulted in pre-tax gains of $164.2 million and a pre-tax loss of $11.8 million, for the year ended December 31, 2011 and 2010, respectively. Currency futures resulted in net pre-tax gains of $3.0 million, for the year ended December 31, 2011.

  •
  The Company uses equity options, volatility swaps, and interest rate swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $15.1 million, the volatility swaps resulted in net pre-tax losses of $0.2 million, and the interest rate swaps resulted in a net pre-tax gain of $7.7 million for the year ended December 31, 2011, respectively. Such interest rate swaps were not held during the year ended December 31, 2010.

  •
  The Company entered into credit default swaps to partially mitigate the Company's non-performance risk related to certain guaranteed minimum withdrawal benefits within our variable annuity products. The Company reported net pre-tax losses of $7.9 million for the year ended December 31, 2011. Net settlements received were $2.5 million, offset by termination losses of $10.4 million. As of December 31, 2011, the Company did not hold any remaining credit default swaps.

  •
  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax losses of $127.5 million and $5.7 million for the year ended December 31, 2011 and 2010, respectively, related to these embedded derivatives.

  Other Derivatives

  •
  The Company previously entered into credit default swaps to enhance the return on its investment portfolio. The Company reported net pre-tax losses of $0.5 million for the year ended December 31, 2011, and pre-tax gains of $1.4 million for the year ended December 31, 2010, respectively, related to their change in fair value and premium income earned. As of December 31, 2011, no credit default swaps were outstanding.

  •
  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. The Company recognized pre-tax losses of $11.3 million and $8.4 million on interest rate swaps for the year ended December 31, 2011 and 2010, respectively. The net losses for the year ended December 31, 2011, were the result of $10.4 million in realized losses due to terminations, $3.1 million in realized losses due to interest settlements, and $2.2 million in unrealized gains.

  •
  The Company purchased interest rate caps during the year ended December 31, 2011, to mitigate the Company's credit risk with respect to the Company's LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $2.8 million for the year ended December 31, 2011.

  •
  The Company uses other types of derivatives to manage risk related to other exposures. The Company recognized pre-tax losses of $0.5 million for the year ended December 31, 2011. The Company recognized gains of $0.8 million for the year ended December 31, 2010.

  •
  The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in their fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes which substantially offset the gains or losses on these embedded derivatives. The Company recognized pre-tax losses of $134.3 million and $68.0 million for the year ended December 31, 2011 and 2010, respectively.

        The tables below present information about the nature and accounting treatment of the Company's primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2011		2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$7,068	$1	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	125,000	5,118	25,000	3,808
Credit default swaps	—	—	—	—
Embedded derivative—Modco reinsurance treaties	30,001	2,038	29,563	2,687
Embedded derivative—GMWB	826,790	10,665	1,099,902	22,378
Interest rate futures	615,445	6,393	—	—
Equity futures	49,631	837	—	—
Currency futures	57,912	976	—	—
Interest rate caps	3,000,000	2,666	—	—
Other	440,224	19,551	95,000	6,794

	$5,152,071	$48,245	$1,249,465	$35,667

Other liabilities
Cash flow hedges:
Inflation	$244,399	$8,863	$293,379	$12,005
Interest rate	75,000	3,443	75,000	6,747
Derivatives not designated as hedging instruments:
Credit default swaps	—	—	25,000	1,099
Interest rate swaps	25,000	3,064	110,000	9,137
Embedded derivative—Modco reinsurance treaties	2,761,686	279,799	2,842,862	146,105
Embedded derivative—GMWB	3,741,688	157,813	1,494,657	41,990
Interest rate futures	270,019	1,148	598,357	16,764
Equity futures	189,765	1,454	327,321	7,231
Currency futures	14,348	126	—	—
Other	—	—	338,438	2,433

	$7,321,905	$455,710	$6,105,014	$243,511

 Gain (Loss) on Derivatives in Cash Flow Relationship

	For The Year Ended December 31, 2011			For The Year Ended December 31, 2010
	Realized investment gains (losses)	Benefits and settlement expenses	Other comprehensive income (loss)	Realized investment gains (losses)	Benefits and settlement expenses	Other comprehensive income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(272)	$—	$—	$(2,979)
Inflation	—	—	2,468	—	—	3,494
Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(3,581)	$—	$—	$(6,650)	$—
Inflation	—	(276)	—	—	(3,303)	—
Gain (loss) recognized in income (ineffective portion):
Inflation	$(359)	$—	$—	$116	$—	$—

        Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $4.6 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses)—derivative financial instruments

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures—VA	$164,221	$(11,778)	$—
Equity futures—VA	(30,061)	(42,258)	—
Currency futures—VA	2,977	—	—
Volatility swaps—VA	(239)	(2,433)	—
Equity options—VA	(15,051)	(1,824)	—
Interest rate swaps—VA	7,718	—	—
Credit default swaps—VA	(7,851)	—	—
Embedded derivative—GMWB	(127,537)	(5,728)	19,722

Total derivatives related to variable annuity contracts	(5,823)	(64,021)	19,722
Embedded derivative—Modco reinsurance treaties	(134,340)	(67,989)	(252,698)
Derivatives related to corporate debt	—	—	(125)
Interest rate swaps	(11,264)	(8,427)	39,317
Interest rate caps	(2,801)	—	—
Interest rate futures	—	—	6,889
Credit default swaps	(548)	1,389	3,351
Other derivatives	(475)	799	5,591

	$(155,251)	$(138,249)	$(177,953)

 Realized investment gains (losses)—all other investments

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Modco trading portfolio(1)	$164,224	$109,399	$285,178
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

  •
  The Life Marketing segment markets UL, variable universal life, bank-owned life insurance ("BOLI"), and level premium term insurance ("traditional") products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

  •
  The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically "closed" blocks of business (no new policies are being marketed). Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

  •
  The Annuities segment markets fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

  •
  The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"), and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans. Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the "SEC") which offered notes to both institutional and retail investors.

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

  •
  The Corporate and Other segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including interest on certain corporate debt), and a trading portfolio that was previously part of a variable interest entity. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

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

        During the first quarter of 2010, the Company recorded a $7.8 million decrease in reserves related to the final settlement in the runoff Lender's Indemnity line of business within the Asset Protection Division.

        During the first quarter of 2011, the Company recorded $8.5 million of pre-tax earnings in the Corporate and Other business segment relating to the settlement of a dispute with respect to certain investments.

        There were no significant intersegment transactions during the year ended December 31, 2011 and 2010.

        The following tables summarize financial information for the Company's segments:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Revenues
Life Marketing	$1,301,301	$1,219,392	$1,096,396
Acquisitions	982,821	761,344	777,181
Annuities	634,347	502,236	508,856
Stable Value Products	170,115	167,883	220,858
Asset Protection	277,271	267,126	277,003
Corporate and Other	200,287	179,774	187,732

Total revenues	$3,566,142	$3,097,755	$3,068,026

Segment Operating Income (Loss)
Life Marketing	$116,274	$147,470	$137,826
Acquisitions	157,393	111,143	133,760
Annuities	110,726	53,901	56,642
Stable Value Products	56,780	39,207	61,963
Asset Protection	24,662	29,897	23,229
Corporate and Other	5,767	(25,053)	81,980

Total segment operating income	471,602	356,565	495,400
Realized investment (losses) gains—investments(1)(3)	184,733	107,715	125,352
Realized investment (losses) gains—derivatives(2)	(149,428)	(74,972)	(203,974)
Income tax expense	(167,837)	(129,067)	(145,290)

Net income available to PLC's common shareowners	$339,070	$260,241	$271,488

(1) Realized investment (losses) gains—investments	$187,473	$112,856	$120,149
Less: related amortization of DAC/VOBA	2,740	5,141	(5,203)

	$184,733	$107,715	$125,352

(2) Realized investment gains (losses)—derivatives	$(155,251)	$(138,249)	$(177,953)
Less: settlements on certain interest rate swaps	—	168	3,401
Less: derivative activity related to certain annuities	(5,823)	(63,445)	22,620

	$(149,428)	$(74,972)	$(203,974)

Net investment income
Life Marketing	$446,175	$388,061	$362,108
Acquisitions	529,261	458,703	479,743
Annuities	507,230	482,264	440,097
Stable Value Products	145,150	171,327	221,688
Asset Protection	26,501	28,820	33,157
Corporate and Other	166,326	154,501	128,243

Total net investment income	$1,820,643	$1,683,676	$1,665,036

Amortization of DAC and VOBA
Life Marketing	$120,884	$91,363	$144,125
Acquisitions	75,041	64,410	59,025
Annuities	71,060	(3,182)	81,928
Stable Value Products	4,556	5,430	3,471
Asset Protection	41,728	50,007	55,120
Corporate and Other	2,654	1,694	1,900

Total amortization of DAC and VOBA	$315,923	$209,722	$345,569

(3)
Includes credit related other-than-temporary impairments of $47.4 million, $41.5 million, and $180.1 million for the year ended December 31, 2011, 2010, and 2009, respectively.

	Operating Segment Assets As of December 31, 2011
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$10,453,496	$11,471,856	$14,872,173	$2,767,163
Deferred policy acquisition costs and value of business acquired	2,582,687	824,277	548,494	2,347
Goodwill	10,192	38,713	—	—

Total assets	$13,046,375	$12,334,846	$15,420,667	$2,769,510

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$723,635	$8,473,855	$21,491	$48,783,669
Deferred policy acquisition costs and value of business acquired	77,340	1,612	—	4,036,757
Goodwill	62,671	83	—	111,659

Total assets	$863,646	$8,475,550	$21,491	$52,932,085

	Operating Segment Assets As of December 31, 2010
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$9,623,991	$10,270,540	$12,603,533	$3,069,330
Deferred policy acquisition costs and value of business acquired	2,475,621	810,681	471,163	6,903
Goodwill	10,192	41,812	—	—

Total assets	$12,109,804	$11,123,033	$13,074,696	$3,076,233

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$691,973	$7,313,232	$23,686	$43,596,285
Deferred policy acquisition costs and value of business acquired	83,878	3,497	—	3,851,743
Goodwill	62,671	83	—	114,758

Total assets	$838,522	$7,316,812	$23,686	$47,562,786

23. CONSOLIDATED QUARTERLY RESULTS—UNAUDITED

        The Company's unaudited consolidated quarterly operating data for the year ended December 31, 2011 and 2010 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management's opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowners' equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands, Except Per Share Amounts)
2011
Premiums and policy fees	$666,343	$716,586	$696,978	$720,233
Reinsurance ceded	(331,808)	(364,248)	(326,967)	(371,652)

Net of reinsurance ceded	334,535	352,338	370,011	348,581
Net investment income	444,213	448,785	462,926	464,719
Realized investment gains (losses)	(13,877)	14,437	30,585	1,077
Other income	72,209	87,224	75,859	72,520

Total revenues	837,080	902,784	939,381	886,897
Total benefits and expenses	732,985	759,511	808,178	758,316

Income before income tax	104,095	143,273	131,203	128,581
Income tax expense	36,629	49,909	42,589	38,710

Net income	67,466	93,364	88,614	89,871
Less: Net income (loss) attributable to noncontrolling interests	(51)	296	—	—

Net income available to PLC's common shareowners	$67,517	$93,068	$88,614	$89,871

Net income available to PLC's common shareowners—basic	$0.78	$1.08	$1.05	$1.08
Average shares outstanding—basic	86,603,228	86,346,216	84,722,232	83,205,456
Net income available to PLC's common shareowners—diluted	$0.77	$1.06	$1.03	$1.06
Average shares outstanding—diluted	87,820,085	87,653,731	86,004,571	84,464,572
2010
Premiums and policy fees	$628,772	$679,241	$640,265	$677,116
Reinsurance ceded	(305,829)	(379,729)	(334,040)	(388,742)

Net of reinsurance ceded	322,943	299,512	306,225	288,374
Net investment income	411,997	422,500	429,548	419,631
Realized investment gains (losses)	12,958	(68,982)	9,138	21,493
Other income	43,872	59,072	58,190	61,284

Total revenues	791,770	712,102	803,101	790,782
Total benefits and expenses	690,494	647,642	696,104	674,652

Income before income tax	101,276	64,460	106,997	116,130
Income tax expense	31,570	23,216	36,626	37,655

Net income	69,706	41,244	70,371	78,475
Less: Net income (loss) attributable to noncontrolling interests	(73)	(127)	(77)	(168)

Net income available to PLC's common shareowners	$69,779	$41,371	$70,448	$78,643

Net income available to PLC's common shareowners—basic	$0.81	$0.48	$0.81	$0.91
Average shares outstanding—basic	86,500,199	86,562,379	86,603,569	86,600,622
Net income available to PLC's common shareowners—diluted	$0.80	$0.47	$0.80	$0.90
Average shares outstanding—diluted	87,551,386	87,666,035	87,701,592	87,781,602

24. SUBSEQUENT EVENTS

        The Company has evaluated the effects of events subsequent to December 31, 2011, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

        In January of 2012, the Company repurchased $110.8 million of its outstanding non-recourse funding obligations. These repurchases resulted in a $35.5 million pre-tax gain for the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Protective Life Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report in Internal Controls Over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As described in "Management's Report on Internal Controls Over Financial Reporting" appearing under Item 9A, management has excluded the administrative systems and processes including those currently being provided by third parties (the "systems and processes") for the blocks of life and health business reinsured during 2011 (the "business") from Liberty Life Insurance Company ("Liberty Life") from its assessment of internal control over financial reporting as of December 31, 2011. We have also excluded the systems and processes for the business from Liberty Life from our audit of internal control over financial reporting. The business from Liberty Life represents revenues and pre-tax income of 4.9% and 7.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

        As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting related to the consolidation of variable interest entities effective January 1, 2010.

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

Birmingham, Alabama
February 28, 2012

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Revenues
Dividends from subsidiaries*	$224,179	$5,576	$929
Service fees from subsidiaries*	151,934	139,024	133,253
Net investment income (loss)	62,644	52,380	9,540
Realized investment gains (losses)	(248)	6,400	(1,114)
Other income	—	617	106

Total revenues	438,509	203,997	142,714

Expenses
Operating and administrative	82,759	75,725	67,669
Interest—subordinated debt	37,604	37,604	22,985
Interest—other	98,809	101,008	67,227

Total expenses	219,172	214,337	157,881

Income (loss) before income tax and other items below	219,337	(10,340)	(15,167)
Income tax (benefit) expense
Current	9,722	(14,021)	877
Deferred	(10,665)	7,545	(6,690)

Total income tax (benefit) expense	(943)	(6,476)	(5,813)
Income (loss) before minority interest	220,280	(3,864)	(9,354)
Equity in undistributed income (loss) of subsidiaries*	119,035	263,669	280,842

Net income(1)	$339,315	$259,805	$271,488

(1)
Excludes noncontrolling interests related to the Company's subs.

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Assets
Fixed maturities	$36	$36
Equity securities	42,819	42,157
Surplus notes from affiliate	800,000	800,000
Investments in subsidiaries (equity method)*	5,509,332	4,691,671

Total investments	6,352,187	5,533,864
Cash	63,361	1,693
Receivables from subsidiaries*	23,884	20,370
Property and equipment, net	342	672
Goodwill	10,275	10,275
Income tax receivable	—	8,510
Deferred tax asset	10,478	—
Other	1	2

Total assets	$6,460,528	$5,575,386

Liabilities
Accrued expenses and other liabilities	$139,346	$109,602
Accrued income taxes	9,974	—
Deferred income taxes	—	9,667
Notes to affiliates	46,000	98,424
Debt	1,520,000	1,501,852
Subordinated debt securities	524,743	524,743

Total liabilities	2,240,063	2,244,288

Commitments and contingencies—Note 3
Shareowners' equity
Preferred stock
Common stock	$44,388	$44,388
Additional paid-in-capital	598,106	586,592
Treasury stock	(107,740)	(26,072)
Retained earnings, including undistributed income of subsidiaries: (2011—$3,024,345; 2010—$2,905,310)	2,719,492	2,432,936
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, all from subsidiaries, net of income tax: (2011—$578,780; 2010—$195,096)	1,074,878	362,321
Net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax; (2011—$(18,428); 2010—$(5,223))	(34,224)	(9,700)
Accumulated gain (loss)—derivatives, net of income tax: (2011—$(4,111); 2010—$(6,335))	(7,634)	(11,802)
Postretirement benefits liability adjustment, net of income tax: (2011—$(35,970); 2010—$(25,612))	(66,801)	(47,565)

Total shareowners' equity	4,220,465	3,331,098

Total liabilities and shareowners' equity(1)	$6,460,528	$5,575,386

(1)
Excludes noncontrolling interests related to the Company's subs.

See Notes to Consolidated Financial Statements
* Eliminated in Consolidation

SCHEDULE II—CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE CORPORATION
(Parent Company)

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$339,315	$259,805	$271,488
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	248	(6,400)	1,114
Equity in undistributed (net income) loss of subsidiaries*	(119,035)	(263,669)	(280,842)
Depreciation expense	330	399	434
Receivables from subsidiaries*	(3,514)	17,992	(5,520)
Income tax receivable	8,510	(8,510)	1,573
Deferred tax asset	(10,478)	—	—
Deferred income taxes	(9,667)	10,729	(6,978)
Accrued income taxes	10,836	(1,664)	639
Accrued expenses and other liabilities	29,531	515	36,743
Other, net	10,703	7,643	(3,244)

Net cash provided by operating activities	256,779	16,840	15,407

Cash flows from investing activities
Sale of investments, available-for-sale	—	214	(175)
Purchase of and/or additional investments in subsidiaries*	(25,661)	(12,979)	(174,496)
Redemption (purchase) of non-recourse funding obligations	—	180,000	(850,000)
Change in other long-term investments	—	—	10,593
Change in short-term investments, net	—	7,750	(4,789)

Net cash (used in) provided by investing activities	(25,661)	174,985	(1,018,867)

Cash flows from financing activities
Borrowings	45,000	132,000	1,052,000
Principal payments on line of credit arrangements and debt	(26,852)	(275,000)	(122,000)
Issuance of common stock	—	—	132,575
Repurchase of common stock	(82,671)	—	—
Payments to affiliates*	(52,424)	(887)	(6,428)
Dividends to shareowners	(52,503)	(46,250)	(37,339)
Other financing activities, net	—	—	(18,380)

Net cash (used in) provided by financing activities	(169,450)	(190,137)	1,000,428

Change in cash	61,668	1,688	(3,032)

Cash at beginning of year	1,693	5	3,037

Cash at end of year	$63,361	$1,693	$5

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

2. DEBT AND OTHER OBLIGATIONS

Debt and Subordinated Debt Securities

        Debt and subordinated debt securities are summarized as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Debt (year of issue):
Revolving Line Of Credit	$170,000	$142,000
7.45% Medium-Term Notes (1996), due 2011	—	9,852
4.30% Senior Notes (2003), due 2013	250,000	250,000
4.875% Senior Notes (2004), due 2014	150,000	150,000
6.40% Senior Notes (2007), due 2018	150,000	150,000
7.375% Senior Notes (2009), due 2019	400,000	400,000
8.00% Senior Notes (2009), due 2024, callable 2014	100,000	100,000
8.45% Senior Notes (2009), due 2039	300,000	300,000

Total Debt	$1,520,000	$1,501,852

Subordinated debt securities (year of issue):
7.50% Subordinated Debentures (2001), due 2031, callable 2006	$103,093	$103,093
7.25% Subordinated Debentures (2002), due 2032, callable 2007	118,557	118,557
6.125% Subordinated Debentures (2004), due 2034, callable 2009	103,093	103,093
7.25% Capital Securities (2006), due 2066, callable 2011	200,000	200,000

Total subordinated debt securities	$524,743	$524,743

        During the year ended December 31, 2011, the Company's Medium-Term Notes of $9.9 million matured and were paid in full, along with applicable accrued interest.

        For the next five years, the Company's future maturities of debt, excluding notes payable to banks, and subordinated debt securities are $250.0 million in 2013, $150.0 million in 2014, and $1,474.7 million thereafter.

        Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the "Credit Facility"). The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate ("LIBOR"), plus (ii) a spread based on the ratings of the Company's senior unsecured long-term debt. The Credit Agreement provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, including those of PLICO, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $170.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of December 31, 2011. The Company was not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2011.

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

        In May 2003, the Company closed on offerings of $250.0 million of 4.30% Senior Notes due in 2013. These senior notes were offered and sold pursuant to the Company's shelf registration statement on Form S-3. Under the terms of the Senior Notes, interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2003.

        In October 2004, the Company closed on offerings of $150.0 million of 4.875% Senior Notes due in 2014. These senior notes were offered and sold pursuant to the Company's shelf registration statement on Form S-3. Under the terms of the Senior Notes, interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2005.

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

Interest Expense

        The Company uses interest rate swap agreements to convert a portion of our debt from a fixed interest rate to a floating rate. These interest rate swap agreements do not qualify as hedges of the corresponding long-term debt or subordinated debt securities. Interest expense on long-term debt, subordinated debt securities, and short-term debt totaled $136.4 million, $138.6 million, and $90.2 million for the year ended December 31, 2011, 2010, and 2009, respectively. The $2.2 million decrease in 2011 as compared to 2010, primarily related to the decrease in the balance on a note with an affiliate and the repayment of the medium term notes.

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

Year	Amount
(Dollars In Thousands)
2012	$737
2013	735
2014	75,070

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

        Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the "LOC") in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company ("WCL"). The LOC balance increased during 2011 in accordance with the terms of the Reimbursement Agreement. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $560 million as of December 31, 2011. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, and subsequently amended and restated as of October 1, 2011. The Company entered into a letter agreement (the "Letter Agreement") with UBS, originally dated as of April 23, 2010, and subsequently amended and restated as of November 21, 2011, with respect to the Reimbursement Agreement. Pursuant to the terms of the Letter Agreement, PLC has agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement and a related Fee Letter between PLC and UBS, dated as of November 21, 2011.

        Golden Gate IV Vermont Captive Insurance Company ("Golden Gate IV"), a Vermont special purpose financial captive insurance company and wholly owned subsidiary of PLICO, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, each quarter of 2011 and was $455 million as of December 31, 2011. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement originally effective October 1, 2010, which was subsequently amended and restated as of July 1, 2011. The Company entered into a letter agreement (the "Letter Agreement") with UBS, dated as of December 10, 2010, with respect to the Reimbursement Agreement. Pursuant to the terms of the Letter Agreement, PLC has agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement and a related Fee Letter between PLC and UBS, dated as of December 10, 2010.

4. SHAREOWNERS' EQUITY

        Activity in the Company's issued and outstanding common stock is summarized as follows:

	Issued Shares	Treasury Shares	Outstanding Shares
Balance, December 31, 2008	73,251,960	3,346,153	69,905,807
Shares issued	15,525,000	—	15,525,000
(Reissuance of)/deposits to treasury stock	—	(149,996)	149,996

Balance, December 31, 2009	88,776,960	3,196,157	85,580,803
(Reissuance of)/deposits to treasury stock	—	(87,174)	87,174

Balance, December 31, 2010	88,776,960	3,108,983	85,667,977
(Reissuance of)/deposits to treasury stock	—	3,998,782	(3,998,782)

Balance, December 31, 2011	88,776,960	7,107,765	81,669,195

        Shareowners have authorized 4,000,000 shares of Preferred Stock, $1.00 par value. Other terms, including preferences, voting, and conversion rights, may be established by the Board of Directors. None of these shares have been issued as of December 31, 2011.

5. SUPPLEMENTAL CASH FLOW INFORMATION

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Cash paid during the year for:
Interest paid on debt	$136,590	$125,149	$75,843
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	(8,882)	(3,124)	(921)
Noncash investing and financing activities:
Change in unallocated stock in ESOP	—	—	474
Stock-based compensation	12,517	9,562	3,567

6. DERIVATIVE FINANCIAL INSTRUMENTS

        In July 2007, the Company entered into an interest rate floor agreement and also a yearly-renewable-term reinsurance rate cap agreement with Golden Gate II. At that time, the Company received, as consideration for its participation in these agreements, a one-time payment of $6.8 million from Golden Gate II. The floor agreement obligates the Company to pay Golden Gate II the excess, if any, of a specified amount of net investment income per the agreement over its actual net investment income. The cap agreement obligates the Company to pay Golden Gate II the excess, if any, of its actual reinsurance cost with third-party reinsurers over a specified cost per the agreement. Each of these agreements expire on July 10, 2052.

        As of December 31, 2011 and 2010, the Company included in its balance sheets a combined liability for these two agreements of $6.4 million and $6.7 million, respectively. During the years ended December 31, 2011 and 2010, the Company included in its statements of income unrealized gains of $0.3 million and $4.8 million, respectively.

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders' Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
For The Year Ended December 31, 2011:
Life Marketing	$2,582,687	$11,755,841	$589,027	$274,870	$744,819	$446,175	$978,098	$120,884	$86,045	$196
Acquisitions	824,277	7,804,207	6,792	3,669,366	414,823	529,261	662,293	75,041	55,792	22,386
Annuities	548,494	1,175,690	103,314	7,497,370	68,319	507,230	390,788	71,060	54,178	—
Stable Value Products	2,347	—	—	2,769,510	—	145,150	81,256	4,556	2,557	—
Asset Protection	77,340	54,249	557,801	1,645	156,143	26,501	99,510	41,728	111,126	146,632
Corporate and Other	1,612	78,002	1,851	50,113	21,361	166,326	21,528	2,654	199,896	21,107

Total	$4,036,757	$20,867,989	$1,258,785	$14,262,874	$1,405,465	$1,820,643	$2,233,473	$315,923	$509,594	$190,321

For The Year Ended December 31, 2010:
Life Marketing	$2,475,621	$10,910,433	$520,589	$275,325	$736,252	$388,061	$921,765	$91,363	$58,794	$246
Acquisitions	810,681	6,241,033	16,329	3,857,946	246,698	458,703	512,433	64,410	25,559	766
Annuities	471,163	1,231,374	93,609	6,985,784	42,650	482,264	407,455	(3,182)	36,770	—
Stable Value Products	6,903	—	—	3,076,233	—	171,327	123,365	5,430	3,325	—
Asset Protection	83,878	63,656	550,176	2,371	167,292	28,820	99,836	50,007	87,822	157,137
Corporate and Other	3,497	84,068	2,125	48,216	24,162	154,501	24,575	1,694	197,471	23,961

Total	$3,851,743	$18,530,564	$1,182,828	$14,245,875	$1,217,054	$1,683,676	$2,089,429	$209,722	$409,741	$182,110

For The Year Ended December 31, 2009:
Life Marketing	$2,277,256	$9,969,274	$539,061	$234,467	$653,441	$362,108	$782,372	$144,125	$32,073	$492
Acquisitions	839,829	5,878,326	21,805	3,896,074	261,516	479,743	532,992	59,025	14,768	854
Annuities	430,704	1,296,249	54,748	6,248,437	33,831	440,097	350,850	81,928	26,294	—
Stable Value Products	12,112	—	—	3,581,150	—	221,688	154,555	3,471	3,565	—
Asset Protection	97,499	96,027	603,030	2,504	187,294	33,157	127,314	55,120	71,340	175,523
Corporate and Other	5,950	87,404	2,344	44,635	26,564	128,243	29,896	1,900	179,660	26,413

Total	$3,663,350	$17,327,280	$1,220,988	$14,007,267	$1,162,646	$1,665,036	$1,977,979	$345,569	$327,700	$203,282

(1)
Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)
Excludes Life Insurance.

SCHEDULE IV—REINSURANCE
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended December 31, 2011:
Life insurance in-force	$728,670,260	$469,530,487	$32,812,882	$291,952,655		11.2%

Premiums and policy fees:
Life insurance	2,245,320	1,278,232	248,468	1,215,556	(1)	20.4
Accident/health insurance	43,200	14,456	21,719	50,463		43.0
Property and liability insurance	235,160	101,987	6,273	139,446		4.5

Total	$2,523,680	$1,394,675	$276,460	$1,405,465

For The Year Ended December 31, 2010:
Life insurance in-force	$753,518,782	$495,056,077	$18,799,243	$277,261,948		6.8%

Premiums and policy fees:
Life insurance	2,153,278	1,284,428	166,606	1,035,456	(1)	16.1
Accident/health insurance	49,563	17,137	63	32,489		0.2
Property and liability insurance	248,778	106,775	7,106	149,109		4.8

Total	$2,451,619	$1,408,340	$173,775	$1,217,054

For The Year Ended December 31, 2009:
Life insurance in-force	$755,263,432	$515,136,471	$19,826,424	$259,953,385		7.6%

Premiums and policy fees:
Life insurance	2,145,457	1,317,933	97,450	924,974	(1)	10.5
Accident/health insurance	25,897	24,216	2,482	4,163		59.6
Property and liability insurance	337,450	184,904	80,963	233,509		34.7

Total	$2,508,804	$1,527,053	$180,895	$1,162,646

(1)
Includes annuity policy fees of $74.9 million, $43.4 million, and $34.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

 SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

		Additions
Description	Balance beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
2011
Allowance for losses on commercial mortgage loans	$11,650	$11,103	$—	$(16,278)	$6,475

2010
Allowance for losses on commercial mortgage loans	$1,725	$11,071	$—	$(1,146)	$11,650

2009
Allowance for losses on commercial mortgage loans	$2,230	$3,320	$—	$(3,825)	$1,725
Bad debt reserve associated with Lender's Indemnity product line	30,611	—	—	(30,611)	—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

(a)   Disclosure controls and procedures

        In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), except as otherwise noted below. Based on their evaluation as of the end of the period covered by this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

        As described in Note 3 to the consolidated financial statements set forth in this periodic report on Form 10-K, the Company acquired United Investors and completed an unrelated reinsurance transaction with Liberty Life effective December 31, 2010 and April 29, 2011, respectively. The Company performed due diligence on these businesses before completing the acquisitions and developed a reasonable level of assurance that the disclosure controls and procedures relating to the administrative system and processes of these businesses were effective. As of December 31, 2011, the Company has completed its own evaluation of the design and operation of disclosure controls and procedures relating to the administrative systems and processes, including those currently being provided by third parties, for the United Investors business and determined that they were effective. Management's evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011, did not extend to the internal controls relating to the administrative systems and processes including those currently being provided by third parties for the blocks of life and health business reinsured from Liberty Life. From the period of April 29, 2011 through December 31, 2011, the Company recorded revenues and pre-tax income of $175.9 million and $38.2 million, respectively, as a result of the reinsurance transaction with Liberty Life.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        As described in Note 3 to the consolidated financial statements set forth in this periodic report on Form 10-K, the Company completed a reinsurance transaction with Liberty Life effective April 29, 2011. Management's evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011, did not extend to the internal controls relating to the administrative systems and processes including those currently being provided by third parties for the blocks of life and health business reinsured from Liberty Life. From the period of April 29, 2011 through December 31, 2011, the Company recorded revenues and pre-tax income of $175.9 million and $38.2 million, respectively, as a result of the reinsurance transaction with Liberty Life.

        Based on the Company's assessment of internal control over financial reporting, management has concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

February 28, 2012

(c)   Changes in internal control over financial reporting

        There have been no changes in the Company's internal control over financial reporting during the period ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

        The remaining information called for by this item is incorporated by reference to "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance and our Board of Directors", "Audit Committee" and "Board Composition, Nominations and Qualifications" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 14, 2012.

Item 11.    Executive Compensation

        The information called for by this Item is incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 14, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this Item is incorporated by reference to "Beneficial Ownership" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 14, 2012.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information called for by this Item is incorporated herein by reference to "Director Independence" and "Related Party Transactions" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 14, 2012.

Item 14.    Principal Accountant Fees and Services

        The information called for by this Item is incorporated herein by reference to "Independent Accountant Fees and Services" in the Company's definitive proxy statement for the Annual Meeting of Shareowners to be held May 14, 2012.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as part of this report:

  1.
  Financial Statements (See Item 8, Financial Statements and Supplementary Data)

  2.
  Financial Statement Schedules:

    The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 200 of this report. The following schedules are located in this report on the pages indicated.

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

Item Number	Document
*2	Stock Purchase Agreement Among Protective Life Insurance Company, United Investors Life Insurance Company, Liberty National Life Insurance Company and Torchmark Corporation dated as of September 13, 2010, filed as Exhibit 2.01 to the Company's Current Report on Form 8-K filed September 17, 2010. (No. 001-11339)
*3(a)
1998 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 12, 1998, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. (No. 001-12332)
*3(b)	2010 Amended and Restated Bylaws of the Company, as adopted March 1, 2010, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed March 5, 2010. (No. 001-11339)
*4(a)	Reference is made to Exhibit 3(a) above. (No. 001-12332)
*4(b)	Reference is made to Exhibit 3(b) above. (No. 333-121791)
*4(c)	Certificate of Trust of PLC Capital Trust III filed as Exhibit 4(bb) to the Company's Registration Statement on Form S-3 filed July 8, 1997. (No. 333-30965)
*4(d)	Declaration of Trust of PLC Capital Trust III filed as Exhibit 4 (ee) to the Company's Registration Statement on Form S-3 filed July 8, 1997. (No. 333-30965)
*4(e)	Form of Amended and Restated Declaration of Trust of PLC Capital III, dated August 22, 2001 filed as Exhibit 4.3 to the Company's Current Filing on Form 8-K filed August 23, 2001. (No. 001-12332)

Item Number	Document
*4(f)	Form of Preferred Security Certificate for PLC Capital Trust III (included in Exhibit 4(e)). (No. 001-12332)
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
*10(a)†
The Company's Long-Term Incentive Plan Amended and Restated as of December 31, 2008, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009. (No. 001-11339)
10(a)(1)†	Form of Performance Share Award Letter under the Company's Long-Term Incentive Plan, filed herewith.
*10(a)(2)†
Form of Stock Appreciation Rights Award Letter under the Company's Long-Term Incentive Plan filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed November 9, 2004. (No. 001-11339)
*10(b)†	Form of Restricted Stock Units Award Letter filed as Exhibit 10(a) to the Company's Current Report on Form 8-K filed on November 9, 2006. (No. 001-11339)

Item Number	Document
*10(c)	Excess Benefit Plan (Amended and Restated as of December 31, 2008) filed as Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
*10(d)†	Form of Indemnity Agreement for Officers filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. (No. 001-12332)
*10(d)(1)†	Form of the Company's Director Indemnity Agreement filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q filed August 5, 2010. (No. 001-11339)
*10(e)†
Form of the Company's Amended and Restated Employment Continuation Agreement with Executive Officer filed as Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
*10(e)(1)†
Form of the Company's Amended and Restated Employment Continuation Agreement with Senior Officer filed as Exhibit 10(e)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
*10(e)(2)†
Form of the Company's Amended and Restated Employment Continuation Agreement with Key Officer filed as Exhibit 10(e)(5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
*10(f)†
Company's Deferred Compensation Plan for Directors Who Are Not Employees of the Company (as Amended and Restated as of December 31, 2008) filed as Exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
*10(g)†
Company's Deferred Compensation Plan for Officers (as Amended and Restated as of January 1, 2009) filed as Exhibit 10(g)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008. (No. 001-11339)
*10(h)†	Stock Plan for Non-Employee Directors of the Company filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed August 9, 2004. (No. 001-11339)
*10(i)
Second Amended and Restated Credit Agreement dated as of April 16, 2008 among the Company, Protective Life Insurance Company, the Several Lenders from Time to Time hereto and Regions Bank, Regions Capital Markets, and Wachovia Capital Markets, LLC and Bank of America, N.A. and Barclays Bank PLC, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 18, 2008. (No. 001-11339)
*10(i)(1)
First Amendment to the Second Amended and Restated Credit Agreement dated as of October 2, 2009 among the Company, Protective Life Insurance Company, the lenders and parties thereto and Regions Bank as Administrative Agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 6, 2009. (No. 001-11339)
*10(j)
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

Item Number	Document
*10(l)	Amended and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries filed as Exhibit 10(h) to Protective Life Insurance Company's Annual Report on Form 10-K for the year ended December 31, 2004. (No. 001-131901)
*10(m)	Common Stock Offering of 17,525,000 common shares at $9.00 per share, Purchase agreement filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed May 19, 2009. (No. 001-11339)
*10(n)
Note Sale Agreement dated as of October 15, 2009 by and between Golden Gate Captive Insurance Company, an indirect wholly owned subsidiary of the Company, and Dr. Michael Frege, in his capacity as insolvency administrator of Lehman Brothers Bankhaus AG filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009. (No. 001-11339)
*10(o)
Surplus Note Purchase Agreement dated as of October 9, 2009 between Golden Gate Captive Insurance Company, an indirect wholly owned subsidiary of the Company and Long Island International Limited filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 2009. (No. 001-11339)
10(p)	Amended and Restated Reimbursement Agreement dated as of November 21, 2011 between Golden Gate III Vermont Captive Insurance Company and UBS AG, Stamford Branch.± (No. 001-11339)
10(q)	Amended and Restated Guarantee Agreement dated as of November 21, 2011 between the Company and UBS AG, Stamford Branch. (No. 001-11339)
*10(r)
Stock Purchase Agreement by and among RBC Insurance Holdings (USA) Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (soley for purposes of Sections 5.14-5.17 and Articles 7.8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed October 28, 2010. (No. 001-11339)
*10(s)
Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010. (No. 001-11339).±
*10(t)
Guaranty Agreement, dated as of December 10, 2010, between the Company and UBS AG, Stamford Branch, filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010. (No. 001-11339).±
*10(u)
Coinsurance Agreement by and between Liberty Life Insurance Company and Protective Life Insurance Company filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 5, 2011. (No. 001-11339)
*14
Code of Business Conduct for the Company and all of its subsidiaries, revised August 30, 2010 filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010. (No. 001-11339).
*14(a)
Supplemental Policy on Conflict of Interest, revised August 30, 2010 for the Company and all of its subsidiaries filed as Exhibit 14(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010. (No. 000-11339).
21	Principal Subsidiaries of the Registrant

Item Number	Document
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the annual report on Form 10-K of Protective Life Corporation for the year ended December 31, 2011, filed on February 28, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareowners' Equity, (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to Consolidated Financial Statements.
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

PROTECTIVE LIFE CORPORATION
By:	/s/ STEVEN G. WALKER Steven G. Walker Senior Vice President, Controller and Chief Accounting Officer February 28, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ JOHN D. JOHNS JOHN D. JOHNS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2012
/s/ RICHARD J. BIELEN RICH BIELEN	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 28, 2012
/s/ STEVEN G. WALKER STEVEN G. WALKER	Senior Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012
* ROBERT O. BURTON	Director	February 28, 2012
* ELAINE L. CHAO	Director	February 28, 2012
* THOMAS L. HAMBY	Director	February 28, 2012
* VANESSA LEONARD	Director	February 28, 2012
* CHARLES D. MCCRARY	Director	February 28, 2012

Signature	Capacity in Which Signed	Date

* JOHN J. MCMAHON, JR.	Director	February 28, 2012
* HANS H. MILLER	Director	February 28, 2012
* MALCOLM PORTERA	Director	February 28, 2012
* C. DOWD RITTER	Director	February 28, 2012
* JESSE J. SPIKES	Director	February 28, 2012
* WILLIAM A. TERRY	Director	February 28, 2012
* W. MICHAEL WARREN, JR.	Director	February 28, 2012
* VANESSA WILSON	Director	February 28, 2012
*
John D. Johns, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. JOHNS JOHN D. JOHNS Attorney-in-fact